Form 10QSB
period 1996-09-30
CHICAGO PIZZA & BREWERY INC
filed 1996-11-22
CIK 1013488

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from        to
                                        ------    -----------
                             Commission File No. 0-21423


                            CHICAGO PIZZA & BREWERY, INC.
                -----------------------------------------------------
                        (Exact name of small business issuer
                             as specified in its charter)

             California                                33-0485615
-------------------------------------              -------------------
     (State or other jurisdiction                    (IRS Employer
  of incorporation or organization)                Identification No.)

              26131 Marguerite Parkway, Suite A, Mission Viejo, CA 92692
          ----------------------------------------------------------
                       (Address of principal executive offices)

                                    (714) 367-8616
               ------------------------------------------------
                             (Issuer's telephone number)

           --------------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       No   X
                                      ----     -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of equity as of the latest practicable date: As of November 22, 1996, 6,408,321 shares of the small business issuers' Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check One):
                                             Yes     No  X
                                                ----   ----

                    CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES


                      PART I.  FINANCIAL INFORMATION (Unaudited)

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 1995
         and September 30, 1996.............................       1

         Consolidated Statements Of Operations for the
         nine months ended September 30, 1995 and
         September 30, 1996; three months ended September 30,
         1995 and September 30, 1996........................       2

         Consolidated Statements Of Cash Flows for the
         nine months ended September 30, 1995 and
         September 30, 1996 ................................       3

         Notes To Consolidated Financial Statements ........       4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

        Results of Operations .............................        7

        Liquidity and Capital Resources ...................       14


                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ..................................     17

Item 2.  Changes in Securities ..............................     17

Item 3.  Defaults Upon Senior Securities ....................     17

Item 4.  Submission Of Matters To A Vote of
         Security Holders ...................................     17

Item 5.  Other Information ..................................     17

Item 6.  Exhibits and Reports on Form 8-K ...................     17


                                     SIGNATURES

                      ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

                    CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (Unaudited)

                                   ASSETS:

                                                December 31,   September 30,  September 30,
                                                    1995           1996           1996
                                               --------------  -------------  -------------
                                                                              (Pro Forma)
Current assets:
  Cash and cash equivalents                    $  1,791,769    $   179,262   $  7,539,872
  Restricted cash                                   200,000
  Accounts receivable                                11,100         89,089         89,089
  Inventory                                          62,525        228,394        228,394
  Deferred initial public offering expenses         108,000      1,153,205              0
  Preopening expenses                                68,405        253,201        253,201
  Prepaids and other current assets                 109,027        394,562        199,562
                                               ------------    -----------   ------------
     Total current assets                         2,350,826      2,297,713      8,310,118

Property and equipment, net                       1,870,531      5,337,274      5,337,274
Other assets                                        163,608        456,312        456,312
Restricted cash                                                    562,116        562,116
Intangible assets, net                            5,558,244      5,734,684      5,734,684
                                               ------------    -----------   ------------
     Total assets                              $  9,943,209    $14,388,099   $ 20,400,504
                                               ------------    -----------   ------------
                                               ------------    -----------   ------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                             $    446,597    $ 1,427,436   $  1,112,333
  Accrued expenses                                  900,326      1,987,451      1,354,827
  Notes payable to related parties                  967,474      3,937,475        937,475
  Notes payable, current                                           268,235        268,235
  Current portion of obligations
    under capital lease                              14,655         52,525         52,525
                                               ------------    -----------   ------------

     Total current liabilities                    2,329,052      7,673,122      3,725,395

Notes payable to related parties                  3,122,761      2,606,324      2,606,324
Obligations under capital lease                      22,239        108,004        108,004
Notes payable                                                      873,796        873,796
Minority interest in partnerships                   252,541        253,333        253,333
Other liabilities                                   193,167        183,108        183,108
                                               ------------    -----------   ------------
     Total liabilities                            5,919,760     11,697,687      7,749,960

Commitments
Shareholders' equity:
  Preferred stock, 5,000,000 shares
    authorized, none issued or outstanding
  Common stock, no par value, 20,000,000
    and 60,000,000 shares authorized as of
    December 31, 1995 and September 30,
    1996, respectively, 3,788,878 shares
    issued and outstanding as of December 31,
    1995 and 4,608,321 shares issued and
    outstanding as of September 30, 1996          5,568,467      5,568,467     15,319,777
  Capital surplus                                   278,750        328,750        732,572
  Accumulated deficit                            (1,823,768)    (3,206,805)    (3,401,805)
                                               ------------    -----------   ------------
    Total shareholders' equity                    4,023,449      2,690,412     12,650,544
                                               ------------    -----------   ------------
    Total liability and shareholders' equity   $  9,943,209    $14,388,099   $ 20,400,504
                                               ------------    -----------   ------------
                                               ------------    -----------   ------------

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                    CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                            ------------------------------


                                         For the nine-months          For the three-months
                                         ended September 30,           ended September 30,
                                     ---------------------------   ---------------------------
                                         1995           1996           1995           1996
                                     ------------  -------------   ------------   ------------
Revenues                             $  5,160,279  $  14,317,569   $  1,952,913   $  6,009,515
Cost of sales                           1,444,346      4,471,998        550,137      1,857,808
                                     ------------  -------------   ------------   ------------
     Gross profit                       3,715,933      9,845,571      1,402,776      4,151,707

Costs and expenses:
  Labor and benefits                    2,060,519      5,053,538        791,461      1,965,408
  Occupancy                               497,112      1,226,936        183,463        531,220
  Operating expenses                    1,055,359      2,306,756        405,046        978,121
  Preopening expense                                     118,886                        59,770
  General and administrative              536,810      1,284,442        206,057        451,516
  Depreciation and amortization           277,139        604,285         95,623        227,042
                                     ------------  -------------   ------------   ------------
     Total cost and expenses            4,426,939     10,594,843      1,681,650      4,213,077
                                     ------------  -------------   ------------   ------------
     Loss from operations                (711,006)      (749,272)      (278,874)       (61,370)

Other income (expense):
  Interest expense, net                  (426,999)      (631,744)       (45,832)      (246,085)
  Other                                  (104,000)         7,342       (104,000)
                                     ------------  -------------   ------------   ------------
     Total other expense                 (530,999)      (624,402)      (149,832)      (246,085)

     Loss before minority
       interest and taxes              (1,242,005)    (1,373,674)      (428,706)      (307,455)
Minority interest in partnership           17,405           (793)                          651
                                     ------------  -------------   ------------   ------------
     Loss before taxes                 (1,224,600)    (1,374,467)      (428,706)      (306,804)
Income tax expense                         (4,000)        (8,570)        (1,600)        (1,489)
                                     ------------  -------------   ------------   ------------
     Net loss                        $ (1,228,600) $  (1,383,037)  $   (430,306)  $   (308,293)
                                     ------------  -------------   ------------   ------------
                                     ------------  -------------   ------------   ------------
  Net loss per common share          $      (0.42) $       (0.37)  $      (0.12)  $      (0.08)
                                     ------------  -------------   ------------   ------------
                                     ------------  -------------   ------------   ------------
  Weighted average of common shares
    outstanding                         2,935,818      3,788,878      3,517,837      3,788,878
                                     ------------  -------------   ------------   ------------
                                     ------------  -------------   ------------   ------------


                 The accompanying notes are an integral part of these
                          consolidated financial statements.


                                                                                   For the nine-months
                                                                                   ended September 30,
                                                                          ------------------------------------
                                                                             1995                     1996
                                                                          ------------             -----------
Cash flows used in operating activities:
  Net loss                                                              $  (1,228,600)         $  (1,383,037)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                                         277,139                604,285
        Minority interest in partnership                                      (17,405)                   793
        Noncash interest expense on private placement
          offering notes                                                      166,847
        Noncash payment of Director fees                                       21,000
        Noncash interest and consulting expense on
          private placement offerings' warrants                                 8,000                 50,000
        Changes in assets and liabilities:
          Accounts receivable                                                  10,850                  9,279
          Inventory                                                             4,995                 15,080
          Prepaids and other current assets                                   (77,502)            (1,319,901)
          Other assets                                                         80,860                (66,400)
          Accounts payable                                                   (105,538)               753,059
          Accrued expenses                                                    (47,041)               417,199
          Other liabilities                                                    94,518                169,330
                                                                         ------------            -----------
                    Net cash used in operating activities                    (811,877)              (750,313)
                                                                         ------------            -----------
Cash flows used in investing activities:
  Acquisition of Roman Systems and limited
     partnership interests                                                 (4,421,142)
  Acquisition of Chicago Pizza Northwest                                                          (2,591,208)
  Acquisition of Brea, California micro-brewery
     leasehold interest                                                                             (930,400)
  Purchases of equipment                                                     (209,604)            (1,343,281)
  Net proceeds from sale of restaurants                                                              950,000
                                                                         ------------            -----------
                    Net cash used in investing activities                  (4,630,746)            (3,914,889)
                                                                         ------------            -----------
Cash flows provided by financing activities:
  Borrowings on related party debt                                          4,988,113              3,100,000
  Borrowings on short-term debt                                                                      227,912
  Borrowings on long-term debt                                                                       750,771
  Payments on related party debt                                           (1,693,203)              (646,436)
  Payments on debt                                                                                  (342,658)
  Capital lease payments                                                      (10,814)               (36,894)
  Proceeds from stock issuance                                              5,136,629
  Proceeds from warrants                                                      249,750
                                                                         ------------            -----------
                    Net cash provided by financing activities               8,670,475              3,052,695
                                                                         ------------            -----------
                    Net increase (decrease) in cash and cash
                     equivalents                                            3,227,852             (1,612,507)
Cash and cash equivalents, beginning of period                                 49,889              1,791,769
                                                                         ------------            -----------
Cash and cash equivalents, end of period                                 $  3,277,741            $   179,262
                                                                         ------------            -----------
                                                                         ------------            -----------

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                    CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION:

         The accompanying consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the nine months and three months ended September 30, 1995 and 1996 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1995 balance sheet is derived from audited financial statements included in the Company's prospectus dated October 8, 1996 (the "Prospectus"). The consolidated financial statements herein and related notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995 included in the Prospectus.

         Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the combined and consolidated financial statements and notes thereto included in the Prospectus.

2.  RECLASSIFICATION:

    Certain prior year items have been reclassified to conform to the current year presentation.

3.  ORGANIZATION:

         The accompanying financial statements of the Company as of December
31, 1995 and for the nine months ended September 30, 1995 and 1996 are presented on a consolidated basis, and include the accounts of the Company, Chicago Pizza Northwest, Inc. and BJ's Lahaina, L.P. during the periods owned. All significant intercompany transactions and balances have been eliminated.

                    CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


3. ORGANIZATION (CONTINUED):

    The Company was formed in 1991 by Mr. Jeremiah Hennessy and Mr. Paul
Motenko (the "Owners") to operate and manage five existing "BJ's Chicago Pizzeria" restaurants in Southern California owned by Roman Systems, Inc. ("Roman Systems") under a Management Agreement (the "Management Agreement") with Roman Systems. Pursuant to the Management Agreement, the Company had the right and obligation to open, operate and manage BJ's Chicago Pizzeria restaurants.
In 1992, the Owners formed CPA-BG, Inc. ("CPA-BG") and opened two restaurants with CPA-BG as the general partner of BJ's Belmont Shore, L.P. and BJ's La Jolla, L.P. in 1992 and 1993, respectively. In 1994, the Company opened two BJ's Chicago Pizzeria restaurants in Huntington Beach and Seal Beach. Additionally, in 1994, the Company opened a restaurant in Lahaina, Hawaii as a limited partner of BJ's Lahaina, L.P. The general partners of BJ's Lahaina, L.P. were CPA010, Inc. ("CPA010"), which was formed by the Owners, and Blue Max, Inc. ("Blue Max").

    Effective January 1, 1995, pursuant to the Asset Purchase Agreement between the Company and Roman Systems (the "Asset Purchase Agreement"), the Company purchased the three existing BJ's Chicago Pizzeria restaurants operated and managed under the Management Agreement and terminated the Management Agreement. As part of the Asset Purchase Agreement, the Company assumed responsibility for closing two of Roman Systems' existing BJ's Chicago Pizzeria restaurants in Santa Ana and San Juan Capistrano, California and assumed the net liabilities related thereto. These restaurants were closed in 1995.

    Effective January 1, 1995, the Company purchased the limited partnership interests of BJ's Belmont Shore, L.P. and BJ's La Jolla, L.P. The general partnership interests of CPA-BG were transferred to the Company for no consideration prior to the acquisition of the limited partnership interests.
The general partnership interests in BJ's Lahaina, L.P. were also transferred to the Company for no consideration. Additionally, the Company closed a BJ's Chicago Pizzeria restaurant in 1995. As of December 31, 1995, the Company owned seven BJ's Chicago Pizzeria restaurants, all in coastal locations in Southern California and Hawaii.

    On March 29, 1996, the Company acquired 26 restaurants located in Oregon and Washington by providing the funding for the Debtor's (Pietro's Corp.) Plan of Reorganization, Dated February 29, 1996, as modified (the "Debtor's Plan") and thereby acquired all the stock in the reorganized entity known as Chicago Pizza Northwest, Inc. ("CPNI"). The Debtor's Plan was confirmed by an order of the

                    CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


3. ORGANIZATION (CONTINUED):

Bankruptcy Court on March 18, 1996 and the Company funded the Debtor's Plan on March 29, 1996. The September 30, 1996 unaudited financial statements include the results of the 26 restaurants from the date that they were acquired. The results for seven of the restaurants, which were sold during the second quarter of 1996, were only included through the date of their sale, as described below.

    On May 15, 1996 the Company agreed to sell seven of the restaurants purchased from Pietro's Corp. Two of the restaurants were sold on May 31, 1996, two additional restaurants were sold on June 24, 1996 and three additional restaurants were sold on June 26, 1996. The operating results for the seven restaurants sold were included in the Company's consolidated operating results for the period they were owned by the Company. No gain or loss was recognized on the sale of the restaurants.


4.  PRO FORMA DATA

    On October 15, 1996 (the "Closing"), the Company completed an initial public offering (the "Initial Public Offering") of 1,800,000 shares of Common Stock at $5.00 per share and 1,800,000 redeemable warrants at $0.25 per redeemable warrant which generated approximately $7,005,000 in proceeds net of underwriting comissions and related expenses. (See footnote 5). On the Closing, pursuant to their terms, certain convertible notes totalling $3,000,000 in principle amount (the "Convertible Notes"), and the accrued interest thereon converted to 750,000 shares of Common Stock and 4,700,000 warrants of the Company. In addition, in connection with the Convertible Notes, the Company paid 13%, or $390,000, for related financing costs which were recorded as an asset and amortized over 12 months during the term of the Convertible Notes. As of September 30, 1996 the unamortized balance totaled $195,000. The pro forma information has been prepared so as to give effect to the Closing of the Initial Public Offering and classify the aforementioned $3,000,000 principal amount of Convertible Notes and $150,000 of accrued interest thereon as Common Stock outstanding (750,000 additional shares outstanding) and capital surplus. As a result the $195,000 remaining unamortized amount of financing costs has been expensed, thereby increasing the pro forma accumulated deficit.

5.  SUBSEQUENT EVENTS

    On October 2, 1996, the Company granted 462,500 incentive stock options at an issue price of $5.00 to employees and Directors under its 1996 Stock Option Plan.

    On October 15, 1996, the Company completed an initial public offering of 1,800,000 shares of Common Stock at $5.00 per share and 1,800,000 redeemable warrants at $0.25 per redeemable warrant which generated approximately $7,005,000 in proceeds, net of underwriting commissions and related expenses. Consequently, the $3,000,000 in Convertible Notes converted to 750,000 shares of Common Stock and 4,700,000 redeemable warrants of the Company. (See footnote 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Comany's prospectus dated October 8, 1996 (the "Prospectus"), including, without limitation: (i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California,
(iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages,
(vii) consumer trends, (viii) potential uninsured losses and liabilities,
(ix) trademark and servicemark risks, and (x) other general economic and regulatory conditions and requirements. For further information, please see the Company's Prospectus.

    In March and April, 1996, the Company developed two new restaurants in Westwood Village (Los Angeles) and Brea, California, respectively. In addition, on March 29, 1996 the Company acquired 26 restaurants located in Washington and Oregon by providing the funding for a plan of reorganization filed with the U.S. Bankruptcy Court by Pietro's Corporation, a Washington state corporation. The Company sold 7 of the 26 restaurants in the second quarter, 1996. Consequently, the results of operations for 1996 are not necessarily comparable to the results of operations for the same period in 1995.

    THREE-MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE-MONTHS ENDED SEPTEMBER 30, 1995

    REVENUES. Total revenues for the three-months ended September 30, 1996 increased to $6,010,000, from $1,953,000 for the comparable period in 1995, an increase of $4,057,000 or 207.7%. The 19 northwest restaurants, acquired on March 29, 1996 remaining after the sale of 7 restaurants completed in the second quarter (the "Remaining Northwest Restaurants"), accounted for $2,864,000 of the increase in revenues. Excluding the Remaining Northwest Restaurants, total revenues for the three-months ended September 30, 1996 increased to $3,146,000 from $1,953,000 for the comparable period in 1995. The increase resulted from (i)new restaurants opened in 1996 in Westwood Village (Los Angeles), and Brea, California which contributed $1,045,000, and (ii)increased comparable restaurant sales. Revenues for the seven stores open the entire comparable period increased to $2,070,000 from $1,953,000 or 6.0%. Management believes that the increase in revenues in these stores was primarily due to increased customer counts related to the introduction of a new BJ's menu and concept.

    COST OF SALES. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $1,858,000 for the three months ended September 30, 1996 from $550,000 for the comparable period in 1995, an increase of $1,308,000 or 237.8%. As a percentage of revenues, cost of sales increased to 30.9% for the period from 28.2% for the comparable period in 1995. The Remaining Northwest Restaurants accounted for $929,000 of the increase in cost of sales. Excluding the Remaining Northwest Restaurants, cost of sales for the three-months ended September 30, 1996 increased to $929,000 from $550,000 for the comparable period in 1995, an increase of 68.9%. Excluding the Remaining Northwest Restaurants, as a percentage of revenues, cost of sales increased to 29.5% for the three-months ended September 30, 1996 from 28.2% for the comparable period in 1995. Management believes this increase is primarily due to the relatively high cost of mozzarella cheese experienced during the three months ended September 30, 1996. Mozzarella cheese represented 10.1% of the Company's total food purchases during that period. The average cost of mozzarella cheese for the three months ended September 30, 1996 was approximately 24.2% higher than the comparable period in 1995. During the month of October 1996, mozzarella prices decreased 21.2%. Management believes that the decrease, if sustained, will have a favorable impact on cost of sales in the future.

    LABOR. Labor costs for the restaurants increased to $1,965,000 for the three-months ended September 30, 1996 from $791,000 for the comparable period in 1995, an increase of $1,174,000 or 148.4%. The Remaining Northwest Restaurants accounted for $928,000 of the increase in labor costs. Excluding the Remaining Northwest Restaurants, labor costs for the three-months ended September 30, 1996 increased to $1,037,000 from $791,000 for the comparable period in 1995, an increase of 31.1%. Excluding the Remaining Northwest Restaurants, as a percentage of revenues, labor costs decreased to 33.0% for the three-month period ended September 30, 1996 from 40.5% for the comparable period in 1995. Management believes that the decrease was due primarily to increased revenue and more efficient staffing in the restaurants. The recent increase in the Federal, California and Oregon minimum wage will increase restaurant labor costs in the future. Management believes that the impact in the California restaurants of the increase in the Federal and California minimum wage on labor will be mitigated by an October 1, 1996 menu price increase.

    OCCUPANCY. Occupancy costs increased to $531,000 for the three-months ended September 30, 1996 from $183,000 for the comparable period in 1995, an
increase of $348,000 or 190.2%.   The Remaining Northwest Restaurants
accounted for $283,000 of the increase in occupancy costs. Excluding the Remaining Northwest Restaurants, occupancy costs for the three-months ended September 30, 1996 increased to $248,000 from $183,000 for the comparable period in 1995, an increase of 35.5%. The $65,000 increase was due primarily to the opening of the Westwood (Los Angeles) and Brea, California restaurants in 1996. Excluding the Remaining Northwest Restaurants, as a percentage of revenues, occupancy costs decreased to 7.9% for the three-months ended September 30, 1996 from 9.4% for the comparable period in 1995. Management believes that the decrease in occupancy costs as a percent of revenue was due to (i) fairly stable occupancy costs in an environment of increasing comparable store revenue, and (ii) lower occupancy costs relative to the revenues generated by the newly-opened Westwood Village (Los Angeles) and Brea, California restaurants.

    OPERATING EXPENSES. Operating expenses increased to $978,000 for the three-months ended September 30, 1996 from $405,000 for the comparable period in 1995, an increase of $573,000 or 141.5%. The Remaining Northwest Restaurants accounted for $454,000 of the increase in operating expenses. Excluding the Remaining Northwest Restaurants, operating expenses for the three-months ended September 30, 1996 increased to $524,000 from $405,000 for the comparable period in 1995. New restaurant openings in Westwood (Los Angeles) and Brea contributed $119,000 to the increase. Excluding the Remaining Northwest Restaurants, as a percentage of revenue, operating expenses decreased to 16.7% for the three-month period ended September 30,
1996 from 20.7% for the comparable period in 1995.   Management believes that
since a significant portion of operating expenses are fixed costs, the increase in comparable store revenue was the primary reason for the decrease in operating expenses as a percentage of sales.

Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

    PREOPENING EXPENSES. Preopening expenses totaled $60,000 for the three-months ended September 30, 1996 due to the opening of Westwood (Los Angeles) and Brea, California restaurants in March and April of 1996, respectively. There were no preopening expenses in 1995.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $452,000 for the three-months ended September 30, 1996 from $206,000 for the comparable period in 1995, a $246,000 or 119.4% increase. The Remaining Northwest Restaurants accounted for $237,000 of the increase in general and administrative expenses. Excluding the Remaining Northwest Restaurants, general and administrative expenses for the three-months ended September 30, 1996 increased to $215,000 from $206,000 for the comparable period in 1995. Excluding the Remaining Northwest Restaurants, as a percentage of revenue, general and administrative expenses decreased to 6.8% for the three-months ended September 30, 1996 from 10.5% for the comparable period in 1995. Management believes that the decrease in general and administrative expenses as a percentage of revenue was primarily due to the development of the restaurants in Westwood Village (Los Angeles) and Brea, California without a corresponding increase in corporate overhead. Management further believes that the elimination of duplicated general and administrative expenses between Southern California and the Northwest, initiated in the second quarter of 1996, will enable the Company to further reduce general and administrative expenses as a percentage of revenue in the future.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $227,000 for the three-months ended September 30, 1996 from $96,000 for the comparable period in 1995, an increase of $131,000 or 136.5%. The Remaining Northwest Restaurants accounted for $81,000 of depreciation and amortization. Excluding the Remaining Northwest Restaurants, depreciation and amortization for the three-months ended September 30, 1996 increased to $146,000 from $96,000 for the comparable period in 1995. The increase was primarily due to the depreciation related to the remodeling of the La Jolla Village restaurant in November, 1995 and the opening of the Westwood (Los Angeles) and Brea California restaurants in March and April, 1996, respectively.

    INTEREST EXPENSE, NET. Interest expense, net of interest income increased to $246,000 for the three-months ended September 30, 1996 from $46,000 for the comparable period in 1995, an increase of $200,000. The increase primarily resulted from $3,000,000 in convertible debt (the "Convertible Debt"), borrowed in 1996 in order to finance the acquisition of the Northwest Restaurants (as hereinafter defined), which accrued interest at 10% per annum. The costs associated with obtaining this debt financing were amortized to interest expense over twelve months beginning April 1996. During the three-months ended September 30, 1996 $98,000 of these costs were amortized to interest expense along with $75,000 accrued interest on the Convertible Debt.

On October 15, 1996, simultaneous with the closing of the Company's initial public offering, the entire principal and interest of the Convertible Debt converted into Company common stock and warrants. Consequently, the remaining $195,000 unamortized costs related to the Convertible Debt were written off. As a result, the Convertible Debt will no longer impact the Company's results from operations.

    NINE-MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE-MONTHS ENDED SEPTEMBER 30, 1995

    REVENUES. Total revenues for the nine-months ended September 30, 1996 increased to $14,318,000, from $5,160,000 for the comparable period in 1995, an increase of $9,158,000 or 177.5%. The 26 northwest restaurants, acquired on March 29, 1996 including, for the period owned by the Company, the 7 restaurants sold during the second quarter (the "Northwest Restaurants") accounted for $6,421,000 of revenues from the date of acquisition through September 30, 1996. Excluding the Northwest Restaurants, total revenues for the nine-months ended September 30, 1996 increased to $7,897,000 from $5,160,000, an increase of $2,737,000 for the comparable period in 1995. Approximately $2,175,000 of the increase was due to the opening of the Westwood Village (Los Angeles) and Brea, California restaurants in March and April 1996 respectively, partially offset by the closure of the La Jolla Prospect restaurant in 1995. Revenues for the seven stores open the entire comparable period increased to $5,691,000 from $4,988,000 or 14.1%. Management primarily attributes the increase in revenues in those stores to the following factors, in order of their significance: (i) increased customer counts due to the introduction of a new BJ's menu and concept, (ii) the winter storms experienced during the first quarter of 1995 which resulted in reduced customer counts during that period and a related decrease in revenues and (iii) increased customer counts due to the refurbishment of the La Jolla Village restaurant in November 1995.

    COST OF SALES. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $4,472,000 for the nine months ended September 30, 1996 from $1,444,000 for the comparable period in 1995, an increase of $3,028,000 or 209.7%. As a percentage of revenues, cost of sales increased to 31.2% for the period from 28.0% for the comparable period in 1995. The Northwest Restaurants accounted for $2,079,000 of cost of sales from the date of acquisition through September 30, 1996. Excluding the Northwest Restaurants, cost of sales for the nine-months ended September 30, 1996 increased to $2,393,000 from $1,444,000 for the comparable period in 1995, an increase of 65.7%. Excluding the Northwest Restaurants, as a percentage of revenues, cost of sales increased to 30.3% for the nine-months ended September 30, 1996 from 28.0% for the comparable period in 1995. Management believes that cost of sales as a percentage of sales increased primarily due to the following temporary factors: (i) additional non-recurring costs incurred, as anticipated, during the testing and initial implementation phase of the menu expansion, (ii) special promotional pricing of certain of the new menu items through May 1996, and (iii) an average 18.5% increase in the cost of mozzarella cheese as compared to the prior year. The cost of mozzerella cheese, which represents approximately 10.0% of the company's total food purchases, was reduced in October 1996 by 21.2%. While management believes that the most significant factors causing the increase in food cost percentage were temporary in nature, the increased food cost percentage may continue as a result of higher relative costs of certain of the new menu items, which will have an ongoing impact on cost of sales.

    LABOR. Labor costs for the restaurants increased to $5,054,000 for the nine-months ended September 30, 1996 from $2,061,000 for the comparable period in 1995, an increase of $2,993,000 or 145.2%. The Northwest Restaurants, acquired on March 29, 1996, accounted for $2,127,000 of labor costs from the date of acquisition through September 30, 1996. Excluding the Northwest Restaurants, labor costs for the nine-months ended September 30, 1996 increased to $2,927,000 from $2,061,000 for the comparable period in 1995, an increase of 42.0%. Excluding the Northwest Restaurants, as a percentage of revenues, labor costs decreased to 37.1% for the nine-months ended September 30, 1996 from 39.9% for the comparable period in 1995. This decrease resulted despite the implementation of the new menu and expanded concepts which required re-training of all restaurant employees. In addition, the Company temporarily increased the number of staff members per shift in both the kitchen and dining room in order to maintain a high level of service during the transition period. As of June 1996, labor was reduced to levels which Management believes are more representative of ongoing staffing requirements. Management believes that this factor, along with increased revenue for the nine-month period ended September 30, 1996, contributed to the decrease in labor cost as a percent of sales. The recent increase in the Federal, California and Oregon minimum wage will increase restaurant labor costs in the future. Management believes that the impact in the California restaurants of the increase in the Federal and California minimum wage on labor costs will be mitigated by an October 1, 1996 menu price increase.

    OCCUPANCY. Occupancy costs increased to $1,227,000 for the nine-months ended September 30, 1996 from $497,000 for the comparable period in 1995, an
increase of $730,000 or 146.9%.   The Northwest Restaurants accounted for
$633,000 of occupancy costs from the date of acquisition through September 30, 1996. Excluding the Northwest Restaurants, occupancy costs for the nine-months ended September 30, 1996 increased to $594,000 from $497,000 for the comparable period in 1995, an increase of 19.5%. Management believes that the increase was due primarily to the opening of the Westwood (Los Angeles) and Brea, California restaurants in March and April 1996, respectively, offset partially by the closure of the La Jolla - Prospect restaurant in June 1995. Excluding the Northwest Restaurants, as a percentage of revenues, occupancy costs decreased to 7.5% for the nine-months ended September 30, 1996 from 9.6% for the comparable period in 1995. Management believes that the decrease in occupancy costs as a percent of revenue was due to (i) fairly stable occupancy costs in an environment of increasing comparable store revenue, and (ii) lower occupancy costs relative to the respective revenues generated by the newly-opened Westwood (Los Angeles) and Brea, California restaurants.

    OPERATING EXPENSES. Operating expenses increased to $2,307,000 for the nine-months ended September 30, 1996 from $1,055,000 for the comparable period in 1995, an increase of $1,252,000 or 118.7%. The Northwest Restaurants, acquired on March 29, 1996, accounted for $1,029,000 of operating expenses from the date of acquisition through September 30, 1996. Excluding the Northwest Restaurants, operating expenses for the nine-months ended September 30, 1996 increased to $1,278,000 from $1,055,000 for the comparable period in 1995. Management believes that the

$223,000 or 21.1% increase resulted primarily from the opening of the Westwood (Los Angeles) and Brea, California restaurants in March and April 1996, respectively. Excluding the Northwest Restaurants, as a percentage of revenue, operating expenses decreased to 16.2% for the nine-months ended September 30, 1996 from 20.5% for the comparable period in 1995. Management believes that since a significant portion of operating expenses are fixed costs, the increase in comparable store revenue was the primary reason for the decrease in operating expenses as a percentage of sales. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

    PREOPENING EXPENSES. Preopening expenses totaled $119,000 for the nine-months ended September 30, 1996 due to the opening of Westwood Village (Los Angeles) and Brea, California restaurants in March and April of 1996, respectively. There were no preopening expenses in 1995.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $1,284,000 for the nine-months ended September 30, 1996 from $537,000 for the comparable period in 1995, a $747,000 or 139.1% increase. The Northwest Restaurants, accounted for $602,000 of general and administrative expenses from the date of acquisition through September 30, 1996. Excluding the Northwest Restaurants, general and administrative expenses for the nine-months ended September 30, 1996 increased to $682,000 from $537,000 for the comparable period in 1995. Excluding the Northwest Restaurants, as a percentage of revenue, general and administrative expenses decreased to 8.6% for the nine-months ended September 30, 1995 from 10.4% for the comparable period in 1995. The increase in revenue from the opening of the Westwood (Los Angeles) and Brea, California restaurants as well as the increase in comparable store sales more than offset the increased general and administrative expenses in preparation for the initial public offering and anticipated growth.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $604,000 for the nine-months ended September 30, 1996 from $277,000 for the comparable period in 1995, an increase of $327,000 or 118.1%. The Northwest Restaurants accounted for $205,000 of depreciation and amortization from the date of acquisition through September 30, 1996. Excluding the Northwest Restaurants, depreciation and amortization for the nine-months ended September 30, 1996 increased to $399,000 from $277,000 for the comparable period in 1995. Management believes that the increase was primarily due to the depreciation related to the remodeling of the La Jolla Village restaurant in November 1995 and the addition of the Westwood (Los Angeles) and Brea, California restaurants in March and April 1996, respectively.

    INTEREST EXPENSE. Interest expense increased to $632,000 for the nine-months ended September 30, 1996 from $427,000 for the comparable period in 1995, an increase of $205,000 or 48.0%. The increase was primarily due to a reduction in debt in May 1995 with a subsequent increase in Convertible
Debt in March 1996. During 1995 the Company issued 222,462 shares of stock as additional interest valued at $.75 per share in conjunction with a January 1995 debt private placement. For accounting purposes the value of these shares was treated as interest expense. The debt was repaid during the second and third quarters of 1995 with a portion of the proceeds from the May 1995 private placement resulting in reduced interest expense. Additionally, interest income from invested private placement proceeds partially offset the remaining expense.

    During 1996 the Company borrowed $3,000,000 in Convertible Debt, accruing interest at 10% per annum, in order to finance the purchase of the Northwest restaurants. The costs associated with obtaining this debt financing were amortized to interest expense over twelve months beginning April 1996.
During the nine-months ended September 30, 1996, $195,000 of these costs were amortized to interest expense. On October 15, 1996, simultaneous with the closing of the Company's initial public offering, the entire principal and interest of the Convertible Debt converted into Company common stock and warrants. Consequently, the remaining $195,000 unamortized costs related to the Convertible Debt were written off. As a result, the Convertible Debt will no longer impact the Company's results from operations.

LIQUIDITY AND CAPITAL RESOURCES

    On October 15, 1996 the initial public offering of the 1,800,000 shares of common stock of the Company (the "Common Stock") and 1,800,000 redeemable warrants (the "Warrants") pursuant to the October 8, 1996 Prospectus closed, resulting in approximately $7,005,000 in proceeds net of underwriting commissions and related expenses.

    The Company historically has operated without working capital, but it does not have significant inventory or trade receivables and customarily receives several weeks of credit in purchasing food and supplies. The Company's working capital deficit is primarily due to its operating losses, interest expense, acquisition costs and restaurant development costs. Seasonality has magnified the improvement of the quarter ended September 30, 1996 over prior quarters of 1996. Net cash used in operating activities for the nine months ended September 30, 1995 and the nine months ended September 30, 1996, were $812,000 and $750,000, respectively.

    To date the Company has primarily financed its operations, acquisitions, development and expansion from private placements completed in January, March and September 1995, and convertible notes issued in March 1996. These funds have been used primarily for acquiring and/or developing the Roman Systems restaurants, the Brea restaurant, the Northwest Restaurants, menu and restaurant development costs, restaurant refurbishment, and working capital. Capital expenditures for the nine months ended September 30, 1995 and the nine months ended September 30, 1996 were $4,631,000 and $3,915,000, respectively.

    In connection with the development of the Huntington Beach restaurant in 1994, the Company issued a demand note payable to a related party in the amount of $350,000 with interest accruing at a rate of 6%. This demand note is collateralized by the Huntington Beach restaurant and equipment. By the end of the third quarter, $250,000 of this demand note was repaid.
The remaining $100,000 of this demand note was repaid in October 1996.

    In connection with the 1995 Roman Systems acquisition, the Company, in addition to a $550,000 cash down payment and assumption of certain liabilities, issued a note in favor of the sellers in the amount of $3,700,000, which note accrues interest at a rate of 7% per annum and matures on April 1, 2004. This note is payable in monthly principal and interest installments of $38,195. Under this note the Company is also required to make additional payments of $25,000 per month toward the total outstanding principal until an aggregate of $875,000 in additional principal payments under the note have been made. This note is collateralized by the restaurants in Balboa in Newport Beach, La Jolla Village and Laguna Beach, California.
In October 1996 the remaining balance of the $875,000 note was repaid.

    In connection with the 1996 Brea acquisition, the Company issued a note in favor of the seller in the amount of $228,000 and assumed a bank note payable in the amount of $751,000, collateralized by a $200,000 certificate of deposit maturing March 1, 1998. During April 1996 the $228,000 note was repaid. The $751,000 is payable in monthly principal installments of $12,513 plus interest accrued at the bank's reference rate plus 2% and matures March 1, 2001.

    In connection with the Pietro's Acquisition, the Company funded the Debtor's Plan of Reorganization in the amount of $2,350,000 and assumed notes payable to federal and state taxing authorities in the aggregate amount of $506,000. The Company is required to pay these notes in the following principal installments: (i) $32,670 per quarter from July 1, 1996 until April 1, 1997,
(ii) $20,071 per quarter from July 1, 1997 until June 30, 2001, and (iii) varying payments totaling $34,122 from October 1, 2001 until April 1, 2002. In addition, the Company is required to make interest payments at the rate of 8.25%.

    Also in connection with the Pietro's Acquisition, the Company sold an
aggregate of $3,000,000 in Convertible Notes.   Simultaneous with the closing of
the Company's initial public offering in October 1996, the entire principal and interest of the Convertible Debt converted into Common Stock and warrants. Consequently, the remaining $195,000 unamortized costs related to the Convertible Debt were written off. As a result, the Convertible Debt will no longer impact the Company's results from operation.

    With respect to the leases for the La Jolla-Prospect, California and the Richland, Washington restaurants, which restaurants were closed and sold by the Company, respectively, the Company remains liable in the event of default by the current lessees. Contingent liability for the full remaining term of the leases was estimated at $716,000 and $466,000 for the La Jolla-Prospect and Richland locations, respectively. The Company may also be liable for additional expenses, such as, insurance, real estate taxes, utilities and maintenance and repairs. Management currently has no reason to believe that such expenses, if incurred, will be significant.

    With respect to the La Jolla-Prospect property, the tenant has been current on rent payments for a year and Management currently has no reason to believe that the tenant will not continue to pay rent as due in the future.

    With respect to the Richland, Washington site, Abby's Inc. ("Abby's"), an affiliate of A-II, L.L.C., an Arizona LLC, which is the purchaser (the "Purchaser") of the site has agreed to guarantee payment under the lease. In addition, both Abby's and the Purchaser have agreed to indemnify the Company with respect to such related liabilities.

Finally, in the event of a default, the landlord of the Richland site has agreed to exhaust all remedies against the Purchaser and Abby's prior to pursuing any remedies against the Company. Management currently has no reason to believe that the Purchaser and/or Abby's is not capable of performing under the lease.

    During 1995 and early 1996 the Company developed and implemented its extended menu, restaurant concept change and brewery concept for the BJ'S PIZZA, GRILL & BREWERY and BJ'S PIZZA & GRILL restaurants. Expenditures for the new menu items included food development costs, menu development costs, menu design and printing, management and staff training and new kitchen equipment to facilitate new menu items. Expenditures for the BJ'S PIZZA, GRILL & BREWERY and BJ'S PIZZA & GRILL restaurant concepts included new interior design, logo design, signage design and uniform design. Expenditures for the brewery concept included the hiring of a director of brewing operations, beer menu development costs and brewery design. Management believes they completed the menu development and restaurant concept development phase of its business plan in the second quarter and that the costs associated with many of these changes are non-recurring. Additionally, the Company reduced overhead expenses during the second and third quarters of 1996 by eliminating duplicated positions in the administrative offices resulting in an estimated annualized savings of $600,000.

    Management believes the Company can be profitable through increased sales relating to its extended menu and to the conversion and refurbishment of the Northwest Restaurants. Management also believes that profitability may be enhanced by reduced costs associated with Company produced beer and vendor volume purchasing associated with the recent Northwest Restaurant acquisition, the Company's recent restaurant openings in Westwood Village (Los Angeles) and Brea, California and the future opening of the restaurant in Boulder, Colorado. Finally, management expects a further reduction in costs as a result of the reduction of overhead through consolidation of general and administrative expenses.

    The Company currently intends to utilize remaining capital primarily for the conversion and refurbishment of restaurants in the Northwest, development of the restaurant in Boulder, Colorado and for working capital purposes.
Management currently anticipates a total of $5,500,000 in additional capital expenditure requirements, including approximately $4,500,000 for the Northwest Restaurant conversions and approximately $1,000,000 for the Boulder, Colorado restaurant development. Management anticipates opening the restaurant in Boulder Colorado, which is currently under construction and converting two of the restaurants in the Northwest which are currently being developed, in the first quarter, 1997. The Company intends to continue to develop and convert the Northwest restaurants through 1997 and complete the conversion in the second quarter of 1998. Management believes the proceeds from the Comany's initial public offering will be sufficient for the Company to meet its business plan over the next 18 months. There can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not require additional financing, or that such financing will be available if necessary.

                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.1      Incorporated by reference to the Amended and Restated
        Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 to Registration Statement No. 333-
         5182-LA on Form SB-2 filed on June 28, 1996.

3.2 Incorporated by reference to the Bylaws of the Company filed as Exhibit 3.2 to Registration Statement
         No. 333-5182-LA on Form SB-2 filed on June 28, 1996.

27.1     Financial Data Schedule
                                          17

                                      SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHICAGO PIZZA & BREWERY, INC.




Date:  November 22, 1996               By:/s/ Paul A. Motenko
                                          ------------------------
                                          Paul A. Motenko
                                          Chief Executive Officer,
                                          Secretary and Chairman of
                                          the Board of Directors




                                       By:/s/ Laura Parisi
                                          -------------------------
                                          Laura Parisi
                                          Chief Financial Officer
                                          and Assistant Secretary