Form 10KSB
period 1996-12-31
CHICAGO PIZZA & BREWERY INC
filed 1997-03-31
CIK 1013488

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB
                       THE SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______________ to ______

                         Commission file number 0-21423

                          CHICAGO PIZZA & BREWERY, INC.
        (Exact name of small business issuer as specified in its charter)

           California                                       33-0485615
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

                           26131 Marguerite Parkway
                                     Suite A
                         Mission Viejo, California 92692
                                 (714) 367-8616
          (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                              ---------------------

     Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock and Redeemable Warrants

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X    NO     .
                                                  -----    -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.           .
                  ----------
     State issuer's revenues for its most recent fiscal year: $19,865,390.

     The aggregate market value of the common stock of the Registrant ("Common Stock") held by non-affiliates as of December 31, 1996 based on the market price at February 28, 1997 was $24,269,945. As of March 22, 1997, there were 6,408,321 shares of Common Stock of the Registrant outstanding and 12,084,584 Redeemable Warrants of the Registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the following documents are incorporated by reference into Part III of this Form 10-KSB: The Registrant's Proxy Statement for the Annual Meeting of Shareholders.

     Transitional Small Business Disclosure Format (check one): YES    NO X .
                                                                   ---   ---

                          CHICAGO PIZZA & BREWERY, INC.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

          Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's prospectus dated October 8, 1996 (the "Prospectus"), including, without limitation: (i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California and current concentration in the Northwest, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages, including without limitation the recent increase in minimum wage,
(vii) consumer trends, (viii) potential uninsured losses and liabilities,
(ix) trademark and servicemark risks, and (x) other general economic and regulatory conditions and requirements. For further information, please see the Company's Prospectus.

BUSINESS AND STRATEGY

          Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") owns eight restaurants in Southern California (the "California Restaurants"), one restaurant in Boulder Colorado which opened in February of 1997, and an interest in one restaurant in Lahaina, Maui, each of which is currently operated as either a BJ'S PIZZA, GRILL & BREWERY or a BJ'S PIZZA & GRILL. In early 1996, the Company acquired from Pietro's Corp., a Washington corporation ("Pietro's") 19 additional restaurants in Oregon and Washington (the "Northwest Restaurants") which it plans to convert into BJ's restaurants. The Company has completed a refurbishment program and the expansion of its menu around its core pizza products in its California Restaurants. In addition, the Company has introduced handcrafted, micro-brewed beers in its California Restaurants and has built micro-breweries in Brea, California and Boulder, Colorado. The Company plans to refurbish the Northwest Restaurants and add its award-winning pizza products, some or all of the expanded BJ's menu and its award winning handcrafted, micro-brewed beer to the menu offerings at the Northwest Restaurants. If this plan can be successfully executed, all 29 of the Company's restaurants will fit into one of the three following BJ's concepts:

          - BJ'S PIZZA, GRILL & BREWERY is designed to provide a dining experience in an operating micro-brewery environment where a variety of proprietary, hand-crafted beers are produced on-site. The menu features the core pizza products surrounded by a selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. Currently, the Company operates one of its California Restaurants and its Boulder, Colorado restaurant as, and plans to convert several of its Northwest Restaurants into, the BJ'S PIZZA, GRILL & BREWERY concept.

          - BJ'S PIZZA & GRILL is designed to provide a casual, dining experience with table service featuring a menu of pizza, pasta, sandwiches, salads and desserts. Currently, the Company operates seven of its California Restaurants and the Lahaina, Maui restaurant as, and plans to convert several of its Northwest Restaurants into, the BJ'S PIZZA & GRILL concept.

          - BJ'S PIZZA is designed to provide an informal dining experience with counter-service and a menu featuring pizza and a limited selection of pastas, sandwiches and salads. Currently, the Company plans to operate none of the California Restaurants as, and plans to convert ten to twelve of the Northwest Restaurants into, the BJ'S PIZZA concept.

     Management believes that having three concepts, which can be utilized in alternative locations, facilities and markets, provides the Company a broader scope of potential acquisitions and development sites.

     According to certain newspaper polls, BJ's pizza is considered among the best in Orange County, California. It has won numerous awards over the past years from publications such as the Orange County edition of the Los Angeles Times, Orange Coast Magazine, Daily Pilot and The Metropolitan, and BJ's pizza was featured in 1994 on the TV show "Live in LA" as one of the five best pizzas in the Los Angeles area. Finally, BJ's pizza was voted number one by the readers of the Orange County Register, a leading Orange County, California-based newspaper and by the readers of the Maui News.

     The Company has completed a campaign to broaden its customer base by: i) surrounding its core pizza product with a more expansive menu including appetizers, grilled sandwiches, specialty salads and pastas, ii) adding hand-crafted, micro-brewed beers through on-site micro-breweries in certain locations and the sale of internally-produced beer through other Company restaurants and iii) differentiating the BJ's identity and expanding merchandising opportunities through a comprehensive new logo and identity program, new uniforms, a new interior design concept and redesigned signage.

     The Company has also sought to expand through acquisitions and conversions, such as the acquisition of the Northwest Restaurants and the Brea, California restaurant. The Company is currently actively looking at an additional site in Valencia, California the hometown of the Six Flags
Magic Mountain amusement park in California, as well as other sites. However, no assurance can be given that the Company's objectives can be achieved or that sufficient capital will be available to finance the Company's business plan.

     The Company was formed in 1991 as a California corporation to assume the management of five "BJ's Chicago Pizzeria" restaurants and to develop additional BJ's restaurants. Between 1992 and 1995, the Company developed five additional restaurants, purchased three of those original five restaurants that it managed and discontinued one of those that it had developed. As a result of these transactions, at the end of 1995 the Company owned restaurants in California located in La Jolla Village, Laguna Beach, Belmont Shore, Seal Beach, Huntington Beach, and Balboa in Newport Beach, as well as a 53.68% interest in a restaurant in Lahaina, Maui.

     During late 1995 and early 1996, the Company converted the restaurants in Balboa in Newport Beach, La Jolla Village, Laguna Beach, Belmont Shore, Seal Beach and Huntington Beach, California to the BJ'S PIZZA & GRILL concept and opened a new BJ'S PIZZA & GRILL restaurant in Westwood Village in Los Angeles, California. Management believes that customer frequency and sales volumes at the converted restaurants have been significantly enhanced in 1996 as compared to 1995, primarily due to the conversion to this expanded concept. The seven restaurants open the entire years of 1995 and 1996 experienced an increase in sales of $856,000 or 13.3%. The La Jolla Village restaurant, which had the most significant physical upgrade, experienced sales increases of 44.7% in the comparable periods.

     The first BJ'S PIZZA, GRILL & BREWERY opened in Brea, California in April 1996. This 10,000-square-foot restaurant features elaborate brick walls and archways, high molded tin ceilings, warm lighting and industrial railings. The on-premises brewing equipment includes a 30-barrel, copper-clad kettle, 60-barrel, stainless steel fermentation tanks, kegging equipment, and a 40,000-pound-capacity corrugated metal grain silo located at the front entrance to the restaurant. The brewery capacity is sufficient to supply beer for all of the Company's existing Southern California restaurants. In addition, the Brea brewery has capacity to and has very recently commenced to produce beer for several other breweries and restaurants. In October of 1996, the Company won a silver medal in the strong ale category at the Great American Beer Festival in Denver Colorado for its Jeremiah Red Ale. The Company also opened a BJ'S PIZZA, GRILL & BREWERY in Boulder, Colorado in February of 1997. This restaurant includes a ten-barrel brewing system which primarily produces beer for the Boulder site only. Management believes the relatively low production cost and high premium pricing associated with micro-brewed beer can significantly improve margins.

     The March, 1996 multi-unit acquisition of the Northwest Restaurants (the "Pietro's Acquisition") was a key step in the strategy to quickly develop a market presence for the thick crust, Chicago style pizza and micro-brewery concept. Management believes that the Company will significantly benefit from the Pietro's Acquisition as 19 restaurants in the Northwest market will provide the Company with an immediate and significant presence in that market area, without the more cumbersome and time-consuming licensing and permitting issues which would be involved in the development of individual restaurants. These 19 restaurants will continue to operate under the "Pietro's" name awaiting conversion to either BJ'S PIZZA, GRILL & BREWERY, BJ'S PIZZA & GRILL or BJ'S PIZZA concept. Management believes that it can significantly capitalize on the Pietro's Acquisition based upon the following factors:

          1. ESTABLISHED CUSTOMER BASE. Each of the restaurants purchased already has a customer base which Management feels can be expanded with the renovation and introduction of the BJ's menu and concept.

          2. REDUCTION OR ELIMINATION OF DISCOUNTING. Pietro's relied heavily on discounting to maintain its share of the pizza market. Discounts during 1996 were 14.2% of total sales. BJ's does very little discounting, relying instead on the quality of its product and service to compete in the marketplace. As Pietro's restaurants are converted to BJ's restaurants, Management intends to reduce or eliminate the use of discounting, which Management believes will have a positive effect on gross profit margins.

          3. POSITIVE IMPACT UPON MARKETING COSTS AS A RESULT OF REDUCED DISCOUNTING. Due to its widespread use of discount coupons, Pietro's marketing costs, consisting mainly of printing and distribution, have been extremely high. Marketing costs averaged approximately 6.1% of sales. BJ's marketing costs average under 2% of sales. Management believes that the anticipated reduction in discounting upon conversion of the units to BJ's restaurants will also significantly reduce marketing costs.

          4. CAPITALIZATION UPON INCREASED PURCHASING VOLUMES. Management believes that it has achieved, significant cost reductions from capitalizing on the increased purchasing volumes resulting from the operation of the 19 additional restaurants.

          5. ELIMINATION OF DUPLICATE OVERHEAD. Management has eliminated duplicate overhead in accounting, finance, purchasing and executive management. Such reductions have reduced overhead in total and as a percentage of sales.

          6. ECONOMIC BENEFITS OF INTERNALLY PRODUCED BEER. The installation of micro-breweries in several of the converted Pietro's restaurants should provide the economic benefits of internally produced beer, not only to those restaurants but to other converted restaurants as well. Management intends to distribute the beer produced at BJ's micro-breweries, subject to local regulations, to as many of the other converted restaurants as possible.

          7. INCREASED SALES THROUGH RENOVATION AND CONVERSION. Annual sales at BJ's seven

     Southern California and one Lahaina, Maui unit open during the entire
     1996 year averaged $366 per square foot while sales at the Pietro's restaurants acquired by the Company averaged $116 per square foot. Management believes that through renovation and conversion of the acquired restaurants to BJ's restaurants, the sales volumes could increase to be more consistent with the volumes of the other BJ's restaurants.

          The Company's current objectives are to remodel and refurbish those restaurants acquired from Pietro's to one of the three "BJ's" concepts over approximately the next 15 months. The Company originally designated approximately $4.5 million of the net proceeds of its initial public offering which closed October 15, 1996 (the "Offering") for use in refurbishment and redesign of these restaurants. However, Management believes that it will achieve its desired objectives with a less costly refurbishment program than originally anticipated, primarily due to the utilization of smaller and less costly brewery systems, as well as a greater emphasis on the BJ'S PIZZA concept, as opposed to the more costly BJ'S PIZZA & GRILL concept. As a result, Management is looking to develop additional BJ'S PIZZA, GRILL & BREWERY restaurants at other potential sites with any funds remaining from the original allocation for the development of the Northwest Restaurants. For instance, Management is currently actively looking at an additional site in Valencia, California, the hometown of the Six Flags Magic Mountain amusement park in California, as well as other sites. However, no assurance can be given that the Company's objectives can be achieved or that sufficient capital will be available to finance the Company's business plan. An additional $1,000,000 in Offering proceeds was used to develop the BJ'S PIZZA, GRILL & BREWERY restaurant in Boulder, Colorado which opened in February of 1997. The Boulder, Colorado restaurant is a 5,500-square-foot facility in the Pearl Street Mall, a popular, high-traffic pedestrian promenade in Boulder, Colorado.

MENU

     The BJ's menu has been developed on a foundation of excellence. BJ's core product, its deep-dish, Chicago-style pizza, has been highly acclaimed since it was originally developed in 1978. This unique version of Chicago-style pizza is unusually light, with a crispy, flavorful crust. Management believes BJ's lighter crust helps give it a broader appeal than some other versions of deep-dish pizza. The pizza is topped with high-quality meats, fresh vegetables and whole-milk mozzarella cheese. BJ's pizza consistently has been awarded "best pizza" honors by restaurant critics and public opinion polls in Orange County, California. In addition, BJ's recently won the award for "best pizza on Maui" in a poll conducted by the Maui News.

     Management's objective in developing BJ's expanded menu was to ensure that all items on the menu maintained and enhanced BJ's reputation for quality. Many of BJ's food portions have been increased in conjunction with the new menu, creating a real value orientation. Because of the relatively low food cost associated with pizza, BJ's highest volume item, Management believes it will still be able to maintain favorable gross profit margins while providing a value to the consumer. When the new menu items were first developed in late 1995 and early 1996, they were introduced at promotional prices. Management believes this artificially low pricing contributed to the higher food cost percentage incurred during that time period. Prices on most of the new items were increased effective May 1996. While the menu is still very value-oriented, the new pricing is more consistent with Management's gross profit margin objectives.

     BJ's restaurants provide a constantly evolving selection of domestic, imported and micro-brewed beers. In addition, subject to local regulations and the capacity of the restaurants, BJ's restaurants feature a selection of beers, including the award-winning Jeremiah Red Ale, brewed at one or more of BJ's micro-breweries. Management believes that this provides two major benefits:

          1. The quality and freshness of the BJ's brewed beers are under the constant supervision of the Company's Director of Brewing Operations. This has a positive impact on both the actual quality and the perceived quality of the beer.

          2. Management believes that the production costs of the internally brewed beer are significantly less than purchased beer. The relatively low production costs and premium pricing often associated with micro-brewed beers is having a significant, positive impact on gross profit margins.

MARKETING

          To date, the majority of marketing has been accomplished through community-based promotions and customer referrals. Management's philosophy has been to "spend its marketing dollars on the plate," or use funds that would typically be allocated to marketing to provide a better product and value to its existing guests. Management believes this will result in increased frequency of visits and greater customer referrals. During the roll-out of the new menu, however, the Company has utilized more media advertising than usual in order to gain increased awareness of the significant changes on the menu and in the restaurants. BJ's expenditures on advertising and marketing are typically 1% to 2.0% of sales.

          BJ's is very much involved in the local community and charitable causes, providing food and resources for many worthwhile events. Management feels very strongly about its commitment to helping others, and this philosophy has benefited the Company in its relations with its surrounding communities.

          The Company distributes very few coupons and does not try to compete with other pizza chains that rely on heavy discounting. This philosophy has enabled BJ's to maintain its quality image and its gross profit margins through a period of "price wars" which have plagued the pizza industry.

          Pietro's had traditionally marketed itself through the widespread use of discount coupons. Expenditures for advertising were approximately 6.1% of sales and discounted items accounted for 14.2% of sales. The resulting reductions in margins forced Pietro's management to reduce the quality of its product in order to maintain a reasonable food cost. Management believes that these pizza "price wars" ultimately resulted in reduced value perceptions among Pietro's clientele, and Pietro's lacked the financial resources to strategically overcome this obstacle. Through the refurbishment of the Northwest Restaurants, and the introduction of BJ's quality food and service, Management believes that discounting will be reduced or eliminated, and expenditures on marketing should fall to a range more typical for a BJ's operation. This could have a substantial positive impact on the Company's profitability. However, no assurances can be given as to the Company's ability to achieve such profitability.

OPERATIONS

          The Company's policy is to staff the restaurants with enthusiastic people, who can be an integral part of BJ's fun, casual atmosphere. Prior experience in the industry is only one of the qualities Management looks for in its employees. Enthusiasm, motivation and the ability to interact well with the Company's clientele are the most important qualities for BJ's management and staff.

          Both management and staff undergo thorough formal training prior to assuming their positions at the restaurants. Management has designated certain managers, servers and cooks as "trainers," who are responsible for properly training and monitoring all new employees. In addition, the Company's Director of

Food and Beverage and regional managers supervise the training functions in their particular areas.

          The Company purchases its food product from several key suppliers. A majority of food and operating supplies for the California restaurants is purchased from Jacmar Sales, with which the Company has had a long-term, valuable relationship. A majority of food and operating supplies for the Northwest Restaurants is purchased from McDonald Wholesale Company. Product specifications are very strict, because the Company insists on using fresh, high-quality ingredients.

          Pietro's formerly operated a commissary and distribution center which, as its number of units was reduced, became an economic and operational burden. In January 1996, Pietro's discontinued the commissary and distribution center and contracted with an outside distributor to provide and distribute product to its restaurants and, as a result, direct food costs have increased. The reduction in overhead, however, has effectively offset this increase.

COMPETITION

          The restaurant industry is highly competitive. A great number of restaurants and other food and beverage service operations compete both directly and indirectly with the Company in many areas including: food quality and service, the price-value relationship, beer quality and selection, and atmosphere, among other factors. Many competitors who use concepts similar to that of the Company are well-established, and often have substantially greater resources.

          Because the restaurant industry can be significantly affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, weather and the type and number of competing restaurants, any changes in these factors could adversely affect the Company. In addition, factors such as inflation and increased food, liquor, labor and other employee compensation costs could also adversely affect the Company. The Company believes, however, that its ability to offer high-quality food at moderate prices with superior service in a distinctive dining environment, will be the key to overcoming these obstacles.

GOVERNMENT REGULATIONS

          The Company is subject to various federal, state and local laws, rules and regulations that affect its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, building, land use, health, safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties obtaining the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or could adversely affect the operation of an existing restaurant. Similar difficulties, such as the inability to obtain a liquor, restaurant license or a given restaurant's products and services could also limit restaurant development and/or profitability. Management believes, however, that the Company is in compliance in all material respects with all relevant laws, rules, and regulations. Furthermore, the Company has never experienced abnormal difficulties or delays in obtaining the required licenses or approvals required to open a new restaurant or continue the operation of its existing restaurants. Additionally, Management is not aware of any environmental regulations that have had or that it believes will have a materially adverse effect upon the operations of the Company.

          Alcoholic beverage control regulations require each of the Company's restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material problems relating to alcoholic beverage licenses or permits to date and does not expect to encounter any material problems going forward. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

          The Company is subject to "dram-shop" statutes in California and other states in which it operates. Those statutes generally provide a person who has been injured by an intoxicated person, the right to recover damages from an establishment that has wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance which it believes is consistent with coverage carried by other entities in the restaurant industry and will protect the Company from possible claims. Even though the Company carries liquor liability insurance, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage could have a materially adverse effect on the Company. To date, the Company has never been the subject of a "dram-shop" claim.

          Various federal and state labor laws, rules and regulations govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and working conditions. Significant additional, governmental mandates such as an increased minimum wage, an increase in paid leaves of absence, extensions in health benefits or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact the Company's restaurants.

EMPLOYEES

          As of March 15, 1997, the Company employed 515 employees at its eight California Restaurants, one Hawaii restaurant, and one Boulder,
Colorado restaurant.   Additionally, 466 are employed at the recently
acquired restaurants in Washington and Oregon.   The Company also employs
nineteen administrative and field supervisory personnel at its corporate offices. Historically, the Company has experienced relatively little turnover of restaurant management employees. The Company believes that it maintains favorable relations with its employees, and currently no unions or collective bargaining arrangements exist.

INSURANCE

          The Company maintains worker's compensation insurance and general liability coverage which it believes will be adequate to protect the Company, its business, its assets and its operations. There is no assurance that any insurance coverage maintained by the Company will be adequate, that it can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect the Company or the Company's ability to economically obtain or maintain such insurance. The Company does not currently have any key person life insurance.

TRADEMARKS AND COPYRIGHTS

          The Company has not secured any rights in connection with its trademarks, servicemarks or any other proprietary rights related to the use of the BJ'S PIZZA, GRILL & BREWERY, BJ'S PIZZA & GRILL and BJ'S PIZZA names. There are other restaurants using the BJ's name throughout the United States, thus, no assurance can be given that the Company will be able to secure any such rights in the future or that the use of the BJ's name may not be subject to claims by third parties.

ITEM 2.   PROPERTIES

          The Company's corporate headquarters in California are located in a 2,219-square-foot leased facility in Mission Viejo, California. The initial term of the lease expires on December 31, 1998 and currently provides for approximately $33,000 in annual rent, which amount is subject to certain adjustments and annual increases. As of March 22, 1997, Chicago Pizza Northwest, Inc., the Company's subsidiary in Washington has headquarters in a 2711-square-foot leased facility in Lynnwood, Washington. This lease expires on March 13, 2002 and currently provides for approximately $50,000 in annual rent, which amount is subject to certain adjustments and annual increases, including without limitation annual Consumer Price Index escalations.

          The Company currently leases the following restaurants:

                                          Year Opened/
                                            Acquired     Square Feet
                                            --------     -----------
 CALIFORNIA
 Balboa in Newport Beach . . . . . . . . .    1995          2,600
 La Jolla Village. . . . . . . . . . . . .    1995          3,000
 Laguna Beach. . . . . . . . . . . . . . .    1995          2,150
 Belmont Shore . . . . . . . . . . . . . .    1995          2,910
 Seal Beach. . . . . . . . . . . . . . . .    1994          2,369
 Huntington Beach. . . . . . . . . . . . .    1994          3,430
 Westwood Village, Los Angeles . . . . . .    1996          2,450
 Brea. . . . . . . . . . . . . . . . . . .    1996         10,000

 COLORADO
 Boulder . . . . . . . . . . . . . . . . .    1997          5,500

 HAWAII
 Lahaina, Maui . . . . . . . . . . . . . .    1994          3,430

 OREGON
 Hood River. . . . . . . . . . . . . . . .    1996          7,000
 Gresham . . . . . . . . . . . . . . . . .    1996          5,016
 Eugene I. . . . . . . . . . . . . . . . .    1996          7,500
 Milwaukie . . . . . . . . . . . . . . . .    1996          8,064
 Salem I . . . . . . . . . . . . . . . . .    1996          6,875
 Jantzen Beach . . . . . . . . . . . . . .    1996          7,932
 The Dalles. . . . . . . . . . . . . . . .    1996          6,560
 Eugene II . . . . . . . . . . . . . . . .    1996          4,443
 Eugene IV . . . . . . . . . . . . . . . .    1996          4,345
 Salem II. . . . . . . . . . . . . . . . .    1996          5,000
 Portland (Stark). . . . . . . . . . . . .    1996          6,405
 Portland (Lloyd Center) . . . . . . . . .    1996          4,341
 Portland (Burnside) . . . . . . . . . . .    1996          3,483
 Portland (Lombard). . . . . . . . . . . .    1996          5,700
 Aloha . . . . . . . . . . . . . . . . . .    1996          3,658
 North Bend. . . . . . . . . . . . . . . .    1996          3,500
 McMinnville . . . . . . . . . . . . . . .    1996          2,900
 Woodstock . . . . . . . . . . . . . . . .    1996          1,200

                                          Year Opened/
                                            Acquired     Square Feet
                                            --------     -----------
 WASHINGTON
 Longview. . . . . . . . . . . . . . . . .    1996          5,300


     All of the Company's restaurants, including the Colorado restaurant opened in February of 1997, are on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others additionally include a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or, if renewed, that rents will not increase substantially, both of which would adversely affect the Company. Other leases are subject to renewal at fair market value, which could involve substantial increases. Total restaurant lease expense in 1996 was approximately $1,481,000, and, as indicated above, is subject to various increases.

     With respect to future restaurant sites, the Company believes the locations of its restaurants are important to its long-term success and will devote significant time and resources to analyzing prospective sites. The Company's strategy is to open its restaurants in high-profile locations with strong customer traffic during day, evening and weekend hours. The Company has developed specific criteria for evaluating prospective sites, including demographic information, visibility and traffic patterns.

ITEM 3.   LEGAL PROCEEDINGS

     Restaurants such as those operated by the Company are subject to a continuous stream of litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. Punitive damages awards, however, are not covered by general liability insurance. To date, the Company has not paid punitive damages in respect of any claims, but there can be no assurance that punitive damages will not be given with respect to any of such claims or in any other actions which may arise in any future action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     On October 8, 1996, the Company's Common Stock and Redeemable Warrants became listed in the Nasdaq Small Cap Market ("Nasdaq") (Symbols: CHGO and
CHGOW) in connection with the Offering.   On March 21, 1997, the closing
prices of the Common Stock and Redeemable Warrants were $2.75 per share and $0.50 per Redeemable Warrant, respectively. The table below shows the high and low sales prices as reported by Nasdaq. The sales prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions.

Calendar Year ended December 31, 1996    Common Stock      Redeemable Warrants
-------------------------------------    ------------      -------------------
                                       High         Low  High               Low
                                       ----         ---  ----               ---

Fourth Quarter (From October 8, 1996) $6.50        $5.0  $1.75             $0.98

     As of March 21, 1997, the Company had 131 shareholders of record and 77 holders of Redeemable Warrants of record.

                                 DIVIDEND POLICY

     The Company has not paid any dividends since its inception and has currently not allocated any funds for the payment of dividends. Rather, it is the current policy of the Company to retain earnings, if any, for expansion of its operations, remodeling of existing restaurants and other general corporate purposes and to not pay any cash dividends in respect of the shares in the foreseeable future. Should the Company decide to pay dividends in the future, such payments would be at the discretion of the Board of Directors.

     During the three months ended December 31, 1996, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto as well as with the discussion below.

                                              Year Ended         Year Ended
                                              December 31        December 31
                                          -------------------------------------
                                            1996       1995      1996     1995
                                          --------   --------  -------  -------
                                             (in thousands)       (%)      (%)
Statement of Operations Data:
Revenues                                  $ 19,865   $  6,586   100.0%   100.0%
Cost of Sales                                6,183      1,848    31.1     28.1
                                          --------   --------  -------  -------
Gross Profit                                13,682      4,738    68.9     71.9

Costs and Expenses:
  Labor                                      6,932      2,647    34.9     40.2
  Occupancy                                  1,877        654     9.4      9.9
  Operating expenses                         2,998      1,250    15.1     19.0
  General & administrative                   2,258        879    11.4     13.3
  Depreciation & amoritzation                1,037        359     5.2      5.5
                                          --------   --------  -------  -------
    Total costs and expense                 15,102      5,789    76.0     87.9
                                          --------   --------  -------  -------
Loss from operations                        (1,420)    (1,051)   (7.1)   (16.0)
Other income (expense)
  Interest expense, net                       (507)      (472)   (2.6)    (7.2)
  Other                                       (380)      (104)   (1.9)    (1.6)
                                          --------   --------  -------  -------
    Total other expense                       (887)      (576)   (4.5)    (8.7)
                                          --------   --------  -------  -------
Loss before minority interest and taxes     (2,307)    (1,627)  (11.6)   (24.7)
Minority interest in partnership                27         27     0.1      0.4
                                          --------   --------  -------  -------
    Loss before taxes                       (2,280)    (1,600)  (11.5)   (24.3)
                                          --------   --------  -------  -------
Income tax expense                              (9)        (6)   (0.0)    (0.1)
                                          --------   --------  -------  -------
    Net loss                             ($  2,289) ($  1,606)  (11.5%)  (24.4%)
                                          --------   --------  -------  -------
                                          --------   --------  -------  -------

Balance Sheet Data (end of period):
Working capital                            $ 3,329    $    22
Intangible assets, net                       5,676      5,558
Total assets                                18,914      9,943
Total long-term debt (including
 current portion)                            3,964      4,127
Minority interest                              215        253
Shareholders' equity                        12,123      4,023

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's prospectus dated October 8, 1996 (the "Prospectus"), including, without limitation: (i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California and current concentration in the Northwest, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages, including without limitation the recent increase in minimum wage, (vii) consumer trends, (viii) potential uninsured losses and liabilities, (ix) trademark and servicemark risks, and (x) other general economic and regulatory conditions and requirements. For further information, please see the Company's Prospectus.

GENERAL

     In March and April, 1996, the Company developed two new restaurants in Westwood Village (Los Angeles) and Brea, California, respectively. In addition, on March 29, 1996 the Company acquired 26 restaurants located in Washington and Oregon by providing the funding for a plan of reorganization filed with the U.S. Bankruptcy Court by Pietro's Corporation, a Washington state corporation. The Company sold 7 of the 26 restaurants in the second quarter of 1996 for no gain or loss. Consequently, the results of operations for 1996 are not necessarily comparable to the results of operations for the same period in 1995.

     Also during 1996, the Company incurred several significant non-recurring expenses, which included $390,000 in debt financing costs and $188,000 in interest associated with certain Convertible Debt (as hereinafter defined) and a $347,000 consulting fee for shares issued to Woodbridge Holdings, Inc. in connection with certain corporate development services. These charges totaled $925,000 or $0.21 loss per share.

     The Company's revenues are derived primarily from food and beverage sales at its restaurants. The Company's expenses consist primarily of food and beverage costs, labor costs (consisting of wages and benefits), operating expenses (consisting of marketing costs, repairs and maintenance, supplies, utilities and other operating expenses), occupancy costs, general and administrative expenses and depreciation and amortization expenses.

     Certain preopening costs, including direct and incremental costs associated with the opening of a new restaurant, are amortized over a period of one year from the opening date of such restaurant. These costs include primarily those incurred to train a new restaurant management team, food, beverage and supply costs incurred to test all equipment and systems, and any rent or operating expenses incurred prior to opening. During 1996, approximately $179,000 of preopening costs were expensed in connection with the opening of the restaurants in Westwood Village in Los Angeles, California and in Brea, California. Construction costs, including leasehold capital improvements are amortized over the remaining useful life of the related asset, or, for leasehold improvements, over the initial term, if less.

     The Company's conversion of five of its restaurants from "BJ's Chicago Pizzerias" to BJ'S PIZZA & GRILL restaurants resulted in above-normal food and labor costs in late 1995, and the first half of 1996 -- results which are similar to that normally experienced in the opening of a new restaurant. Management believes that the conversions were a significant contributing factor to substantial comparable store sales increases experienced by the affected restaurants during 1996. The Company utilizes a calendar year-end for financial reporting purposes.

RESULTS OF OPERATIONS
FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     REVENUES. Total revenues for the year ended December 31, 1996 increased to $19,865,000, from $6,586,000 for the comparable period in 1995, an increase of $13,279,000 or 201.6%. The 26 northwest restaurants, acquired on March 29, 1996 including, for the period owned by the Company, the 7 restaurants sold during the second quarter (the "Original Northwest Restaurants") accounted for $9,257,000 of revenues from the date of acquisition through December 31, 1996. Excluding the Original Northwest Restaurants, total revenues for the year ended December 31, 1996 increased to $10,608,000 from $6,586,000, an increase of $4,022,000 or 61.1% for the comparable period in 1995. Approximately $3,337,000 of the increase was due to the opening of the Westwood Village (Los Angeles) and Brea, California restaurants in March and April 1996 respectively, partially offset by the closure of the La Jolla Prospect restaurant in 1995. Revenues for the seven stores open the entire comparable period increased to $7,271,000 from $6,415,000 or 13.3%. Management primarily attributes the increase in revenues in those stores to the following factors, in order of their significance: (i) increased customer counts due to the introduction of a new BJ's menu and concept, (ii) the winter storms experienced during the first quarter of 1995 which resulted in reduced customer counts during that period and a related decrease in revenues and (iii) increased customer counts due to the refurbishment of the La Jolla Village restaurant in November 1995.

     COST OF SALES. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $6,183,000 for the year ended December 31, 1996 from $1,848,000 for the comparable period in 1995, an increase of $4,335,000 or 234.6%. As a percentage of revenues, cost of sales increased to 31.1% for the period from 28.1% for the comparable period in 1995. The Original Northwest Restaurants accounted for $3,000,000 of cost of sales from the date of acquisition through December 31, 1996. Excluding the Original Northwest Restaurants, cost of sales for the year ended December 31, 1996 increased to $3,183,000 from $1,848,000 for the comparable period in 1995, an increase of 72.2%. Excluding the Original Northwest Restaurants, as a percentage of revenues, cost of sales increased to 30.0% for the year ended December 31, 1996 from 28.1% for the comparable period in 1995. Management believes that cost of sales as a percentage of sales increased primarily due to the following temporary factors: (i) additional non-recurring costs incurred, as anticipated, during the testing and initial implementation phase of the menu expansion, (ii) special promotional pricing of certain of the new menu items through May 1996, and
(iii) an increase in the cost of mozzarella cheese as compared to the prior year. The cost of mozzarella cheese, which represents approximately 10.0% of the Company's total food purchases, was reduced in October 1996. While Management believes that the most significant factors causing the increase in food cost percentage were temporary in nature, the increased food cost percentage may continue as a result of higher relative costs of certain of the new menu items, which will have an ongoing impact on cost of sales. As a percentage of revenues, cost of sales excluding the Original Northwest Restaurants for the three months ended December 31, 1996 was 29.1%.

     LABOR. Labor costs for the restaurants increased to $6,932,000 for the year ended December 31, 1996 from $2,647,000 for the comparable period in 1995, an increase of $4,285,000 or 161.9%. The Original Northwest Restaurants, acquired on March 29, 1996, accounted for $3,033,000 of labor costs from the date of acquisition through December 31, 1996. Excluding the Original Northwest Restaurants, labor costs for the year ended December 31, 1996 increased to $3,899,000 from $2,647,000 for the comparable period in 1995, an increase of 47.3%. Excluding the Original Northwest Restaurants, as a percentage of revenues, labor costs decreased to 36.8% for the year ended December 31, 1996 from 40.2% for the comparable period in 1995. This decrease resulted despite the implementation of the new menu and expanded concepts which required re-training of all restaurant employees. In addition, the Company temporarily increased the number of staff members per shift in both the kitchen and dining room in order to maintain a high level of service during the transition period. As of June 1996, labor was reduced to levels which Management believes are more representative of ongoing staffing requirements. Management believes that this factor, along with increased revenue for the year ended December 31, 1996, contributed to the decrease in labor cost as a percent of sales. The recent increase in the Federal, California and Oregon minimum wage will increase restaurant labor costs in the future. Management believes that the impact in the California restaurants of the increase in the Federal and California minimum wage on labor costs will be mitigated by an October 1, 1996 menu price increase. As a percentage of revenues, labor costs, excluding the Original Northwest Restaurants, for the three months ended December 31, 1996 were 35.9%

     OCCUPANCY. Occupancy costs increased to $1,877,000 for the year ended December 31, 1996 from $654,000 for the comparable period in 1995, an increase of $1,223,000 or 187.0%. The Original Northwest Restaurants accounted for $917,000 of occupancy costs from the date of acquisition through December 31, 1996. Excluding the Original Northwest Restaurants, occupancy costs for the year ended December 31, 1996 increased to $960,000 from $654,000 for the comparable period in 1995, an increase of 46.8%. Management believes that the increase was due primarily to the opening of the Westwood (Los Angeles) and Brea, California restaurants in March and April 1996, respectively, offset partially by the closure of the La Jolla - Prospect restaurant in June 1995. Excluding the Original Northwest Restaurants, as a percentage of revenues, occupancy costs decreased to 9.0% for the year ended December 31, 1996 from 9.9% for the comparable period in 1995. Management believes that the decrease in occupancy costs as a percent of revenue was due to (i) fairly stable occupancy costs in an environment of increasing comparable store revenue, and (ii) lower occupancy costs relative to the respective revenues generated by the newly-opened Westwood (Los Angeles) and Brea, California restaurants. As a percentage of revenues, occupancy costs, excluding the Original Northwest Restaurants, for the three months ended December 31, 1996 were 13.5%. Management believes that this percentage was higher than the rent percentage for the entire year of 1996 due to seasonality and additional property taxes and annual rent incurred during the three month period ended December 31, 1996.

     OPERATING EXPENSES. Operating expenses increased to $2,998,000 for the year ended December 31, 1996 from $1,249,000 for the comparable period in 1995, an increase of $1,749,000 or 140.0%. The Original Northwest Restaurants, acquired on March 29, 1996, accounted for $1,525,000 of operating expenses from the date of acquisition through December 31, 1996. Excluding the Original Northwest Restaurants, operating expenses for the year ended December 31, 1996 increased to $1,473,000 from $1,249,000 for the comparable period in 1995. Management believes that the $224,000 or 17.9% increase resulted primarily from the opening of the Westwood (Los Angeles) and Brea, California restaurants in March and April 1996, respectively. Excluding the Original Northwest Restaurants, as a percentage of revenue, operating expenses decreased to 13.9% for the year ended December 31, 1996 from 19.0% for the comparable period in 1995. Management believes that since a significant portion of operating expenses are fixed costs, the increase in comparable store revenue was the primary reason for the decrease in operating expenses as a percentage of sales. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities. As a percentage of revenues, operating expenses, excluding the Original Northwest Restaurants, for the three months ended December 31, 1996 were 7.2%.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2,258,000 for the year ended December 31, 1996 from $879,000 for the comparable period in 1995, a $1,379,000 or 156.9% increase. The Original Northwest Restaurants, accounted for $802,000 of general and administrative expenses from the date of acquisition through December 31, 1996. Excluding the Original Northwest Restaurants, general and administrative expenses for the year ended December 31, 1996 increased to $1,456,000 from $879,000 for the comparable period in 1995 or 65.5%. Excluding the Original Northwest Restaurants, as a percentage of revenue, general and administrative expenses increased to 13.7% for the year ended December 31, 1996 from 13.3% for the comparable period in 1995. General and administrative expenses for the year ended December 31, 1996 included a $347,000 non-cash, non-recurring charge due to the issuance of 69,443 shares of Common Stock in exchange for corporate development services performed during 1995. Excluding this non-cash charge, general and administrative expenses as a percentage of revenues, excluding the Original Northwest Restaurants were 10.4% for the year ended December 31, 1996. Other than the above described non-cash charge, the increase in revenue from the opening of the Westwood (Los Angeles) and Brea, California restaurants as well as the increase in comparable store sales more than offset the increased general and administrative expenses in preparation for the initial public offering and anticipated growth.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1,037,000 for the year ended December 31, 1996 from $359,000 for the comparable period in 1995, an increase of $678,000 or 188.9%. The Original Northwest Restaurants accounted for $276,000 of depreciation and amortization from the date of acquisition through December 31, 1996. Excluding the Original Northwest Restaurants, depreciation and amortization for the year ended December 31, 1996 increased to $761,000 from $359,000 for the comparable period in 1995. Management believes that the increase was primarily due to the (i) depreciation related to the remodeling of the La Jolla Village restaurant in November 1995, (ii) the addition of the Westwood (Los Angeles) and Brea, California restaurants in March and April 1996, respectively, and (iii) the amortization of pre-opening costs relating to the Westwood, Los Angeles and Brea, California restaurants of $179,000. There were no pre-opening expenses in 1995.

     INTEREST EXPENSE, NET. Interest expense, net of interest income increased to $507,000 for the year ended December 31, 1996 from $472,000 for the comparable period in 1995, an increase of $35,000 or 7.4%. The increase was primarily due to a reduction in debt in May 1995 with a subsequent increase in convertible debt in March 1996, offset partially by an increase in interest income from invested proceeds from the Company's initial public offering in October, 1996. During 1995 the Company issued 222,462 shares of stock as additional interest valued at $.75 per share in conjunction with a January 1995 debt private placement. For accounting purposes the value of these shares, $167,000, was treated as interest expense. The debt was repaid during the second and third quarters of 1995 with a portion of the proceeds from a May 1995 private placement resulting in reduced interest expense.

     OTHER. During 1996 the Company borrowed $3,000,000 in Convertible Debt, accruing interest at 10% per annum, in order to finance the purchase of the Original Northwest restaurants. The $390,000 in costs, other than interest, associated with obtaining this debt financing were amortized as other expense over a one year period beginning April, 1996. On October 15, 1996, simultaneous with the closing of the Company's initial public offering, the entire principal and interest of the Convertible Debt converted into Company common stock and warrants. Consequently, the remaining $185,000 in unamortized costs relating to the Convertible Debt were written off as of that date. As a result, the financing costs and interest associated with the Convertible Debt will no longer impact the Company's results from operations.

     In January, 1995 the Company incurred $104,000 in costs associated with a debt private placement. The debt was repaid during 1995 and the costs associated with the debt were charged to other expense during that year.

LIQUIDITY AND CAPITAL RESOURCES

     On October 15, 1996 the Company completed its initial public offering (the "Offering", as previously defined) of 1,800,000 shares of Common Stock and 1,800,000 Redeemable Warrants pursuant to the Prospectus. On November 26, 1996, the Representative of the underwriters of the Offering exercised the over-allotment option pursuant to the Prospectus to purchase 270,000 additional Redeemable Warrants (the "Over-Allotment Option"). The Offering, including the Over-Allotment Option resulted in approximately $6,804,000 in net proceeds. The funds have been and will be used for the continued development of the Northwest Restaurants, the Boulder, Colorado restaurant, and other sites, if possible, as well as for the reduction of debt and working capital.

     The Company historically has operated without working capital, but it does not have significant inventory or trade receivables and customarily receives several weeks of credit in purchasing food and supplies. For years prior to 1996, the Company had working capital deficiencies resulting primarily from its operating losses, acquisition costs and restaurant development costs. Since the completion of the Offering in October of 1996, the Company has invested in restaurant development and reduced debt. Net cash used in operating activities for the year ended December 31, 1996 and the year ended December 31, 1995, were $114,000 and $973,000, respectively.

     Prior to the Offering, the Company primarily financed its operations, acquisitions, development and expansion from various private placements of securities completed in January, March and September 1995, and convertible notes issued in March 1996. These funds have been used primarily for acquiring and/or developing the California restaurants purchased from Roman Systems, Inc., the Brea and Westwood, California restaurants, the Northwest Restaurants, menu and restaurant development costs, restaurant refurbishment, and working capital. Capital expenditures for the year ended December 31, 1996 and the year ended December 31, 1995 were $4,853,000 and $5,132,000, respectively.

     In connection with the development of the Huntington Beach, California restaurant in 1994, the Company issued a demand note payable to a related party in the amount of $350,000 with interest accruing at a rate of 6%. This demand note was collateralized by the Huntington Beach restaurant and equipment. This demand note was repaid during 1996.

     In connection with the 1995 acquisition of restaurants from Roman Systems, Inc., the Company, in addition to a $550,000 cash down payment and assumption of certain liabilities, issued a note in favor of the sellers in the amount of $3,700,000, which note accrues interest at a rate of 7% per annum and matures on April 1, 2004. This note is payable in monthly principal and interest installments of $38,195. Under this note the Company was also required to make additional payments of $25,000 per month toward the total outstanding principal until an aggregate of $875,000 in additional principal payments under the note had been made. In October of 1996, the Company paid an aggregate of $875,000 in principal amount and as a result was no longer subject to the latter requirement. This note is collateralized by the restaurants in Balboa in Newport Beach, La Jolla Village and Laguna Beach, California.

     In connection with the 1996 acquisition of the Brea restaurant, the Company issued a note in favor of the seller in the amount of $228,000 and assumed a bank note payable in the amount of $751,000, collateralized by a $200,000 certificate of deposit maturing March 1, 1998. During April 1996 the $228,000 note was repaid. The $751,000 is payable in monthly principal installments of $12,513 plus interest accrued at the bank's reference rate plus 2% and matures March 1, 2001.

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

     Also in connection with the Pietro's Acquisition, the Company sold an aggregate of $3,000,000 in Convertible Debt. Upon the closing of the Company's Offering in October 1996, the entire principal and interest of the Convertible Debt converted into Common Stock and warrants. In 1996, $390,000 in financing costs and $188,000 in interest associated with this Convertible Debt were written off. As a result, the financing costs and interest associated with the Convertible Debt will no longer impact the Company's results from operation.

     With respect to the leases for the La Jolla-Prospect, California and the Richland, Washington restaurants, which restaurants were closed and sold by the Company, respectively, the Company remains liable in the event of default by the current lessees. Contingent liability for the full remaining term of the leases was estimated at $613,000 and $555,000 for the La Jolla-Prospect and Richland locations, respectively. The Company may also be liable for additional expenses, such as, insurance, real estate taxes, utilities and maintenance and repairs. Management currently has no reason to believe that such expenses, if incurred, will be significant.

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

     During 1995 and early 1996 the Company developed and implemented its extended menu, restaurant concept change and brewery concept for the BJ'S PIZZA GRILL & BREWERY and BJ'S PIZZA & GRILL restaurants. Expenditures for the new menu items included food development costs, menu development costs, menu design and printing, management and staff training and new kitchen equipment to facilitate new menu items. Expenditures for the BJ'S PIZZA, GRILL & BREWERY and BJ'S PIZZA & GRILL restaurant concepts included new interior design, logo design, signage design and uniform design.
Expenditures for the brewery concept included the hiring of a director of brewing operations, beer menu development costs and brewery design. Management believes they completed the menu development and restaurant concept development phase of its business plan in the second quarter and that the costs associated with many of these changes are non-recurring.

     Management believes the Company can be profitable through increased sales relating to its extended menu and to the conversion and refurbishment of the Northwest Restaurants. Management also believes that profitability may be enhanced by reduced costs associated with Company produced beer and vendor volume purchasing associated with the Northwest Restaurant acquisition, the Company's recent restaurant openings in Westwood Village (Los Angeles) and Brea, California and the opening of the restaurant in Boulder, Colorado. Finally, Management expects a further reduction in costs as a result of the reduction of overhead through consolidation of general and administrative expenses.

     The Company currently intends to utilize remaining capital primarily for the conversion and refurbishment of restaurants in the Northwest, remaining development costs associated with the restaurant in Boulder, Colorado, and the acquisition of other sites, if possible, as well as for working capital purposes. Management currently anticipates a total of $5,000,000 in additional capital expenditure requirements, which includes requirements for the Northwest Restaurant conversions, the Boulder, Colorado restaurant, and other sites, if possible. Management opened the restaurant in Boulder, Colorado, in February of 1997 and is currently in various stages of converting several of the Northwest restaurants. Of these Northwest Restaurants, while no assurances can be given, Management anticipates that a BJ'S PIZZA & GRILL in Eugene, Oregon will be open approximately in April of 1997. The Company intends to continue to develop and convert the Northwest Restaurants through 1997 and to complete the conversion in the second quarter of 1998. Management believes that the net proceeds from the Company's Offering and operating cash flow will be sufficient for the Company to fund its operations and continue to meet its business plan over the next 15 months. While Management will be required to close certain restaurants or sections of such restaurants while undergoing conversion, Management believes that it can somewhat lessen the impact of such closings by coordinating with neighboring locations, where possible, to continue delivery operations. However, no assurance can be given that Management can successfully implement such objective. Further, there can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not require additional financing, or that such financing will be available if necessary.

IMPACT OF INFLATION

     Impact of inflation on food, labor and occupancy costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to the federal minimum wage, which has been increased numerous times and remains subject to increase. Management believes that food costs, which increased in the first quarter due to the expanded menu, will stabilize and efficiencies may be obtained in purchasing and brew-pub operations.

SEASONALITY AND ADVERSE WEATHER

     The Company's results of operations have historically been impacted by seasonality, which directly impacts tourism at the Company's coastal locations.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective with its fiscal year ending December 31,1996. SFAS No. 121 requires an entity to review long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the carrying amount of the asset exceeds the estimated fair value of the asset. There was no impact on the Company as a result of implementing SFAS No. 121.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the replacement of primary earnings per share with basic earnings per share. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The Company will be required to adopt the provisions of SFAS No. 128 for 1997.

     Other recently issued standards of the FASB are not expected to affect the Company as conditions to which those standards apply are absent.

ITEM 7.  FINANCIAL STATEMENTS

     See the Index to Financial Statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31 1996.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31 1996.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) List of Exhibits
 Exhibit
 Number                              Description
 ------                              -----------

 2.1      Debtor's Plan of Reorganization incorporated by reference to
          Exhibit 2.1 of the Registration Statement on Form SB-2, as filed on June 28, 1996 (Registration No. 333-5182-LA), and declared effective by the Securities and Exchange Commission on October 8, 1996 (referred to herein as the "Registration Statement").

 2.2 Asset Purchase Agreement by and between the Company and Roman Systems, Inc. incorporated by reference to Exhibit 2.2 of the Registration Statement.

 2.3 Secured Promissory Note by and between the Company and Roman Systems, Inc. filed as Exhibit 2.3 of the Registration Statement.

 3.1 Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Registration Statement.

 3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Registration Statement.

 4.1 Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

 4.2 Warrant Agreement, incorporated by reference to Exhibit 4.2 of the Registration Statement.

 4.3 Specimen Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Registration Statement.

 4.4 Form of Representative's Warrant, incorporated by reference to Exhibit of the Registration Statement

 10.1 Form of Employment Agreement of Jeremiah J. Hennessy, incorporated by reference to Exhibit 10.1 of the Registration Statement.

 10.2 Form of Employment Agreement of Paul Motenko, incorporated by reference to Exhibit 10.2 of the Registration Statement.

 10.3 Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.

 10.4 Chicago Pizza & Brewery, Inc. Stock Option Plan, incorporated by reference to Exhibit 10.7 of the Registration Statement.

 10.5 Lease Agreement - Corporate Headquarters, Mission Viejo, incorporated by reference to Exhibit 10.9 of the Registration Statement.

 10.6 Lease Agreement - Corporate Headquarters, Chicago Pizza Northwest, incorporated by reference to Exhibit 10.10 of the Registration Statement

 10.7 Consulting Agreement between the Company and ASSI, Inc. -- Pietro's, incorporated by reference to Exhibit 10.11 of the Registration Statement.

 10.8 Consulting Agreement between the Company and ASSI, Inc. -- Nevada, incorporated by reference to Exhibit 10.12 of the Registration Statement.

 Exhibit
 Number                              Description
 ------                              -----------

 10.9 Note Purchase Agreement by and between the Company and ASSI, Inc., incorporated by reference to Exhibit 10.13 of the Registration Statement.

 10.10 Note Purchase Agreement by and between the Company and Norton Herrick, incorporated by reference to Exhibit 10.14 of the Registration Statement.

 10.11 Asset Purchase Agreement by and between the Company and Abby's, Inc., incorporated by reference to Exhibit 10.15 of the Registration Statement.

 10.12 BJ's Lahaina, L.P. Partnership Agreement, incorporated by reference to Exhibit 10.16 of the Registration Statement.

 10.13    Pepsi Supplier Agreement, incorporated by reference to Exhibit
          10.17 of the Registration Statement.

 10.14 Underwriting Agreement between the Company and The Boston Group, L.P., as Representative of the Several Underwriters named therein, incorporated by reference to Exhibit 1.1 of the Registration Statement.

 21 List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Registration Statement.

 27       Financial Date Schedule

          (b) The Company filed no Reports on Form 8-K during the last quarter of 1996.

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHICAGO PIZZA & BREWERY, INC.



                                  By: /s/PAUL A. MOTENKO
                                     -----------------------------------------
                                      Paul A. Motenko, Chief Executive Officer

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                        Capacity                      Date
       ---------                        --------                      ----


By: /s/PAUL A. MOTENKO       Director, Chief Executive Officer,   March 29, 1997
   -------------------       Chairman of the Board and Vice-
   Paul A. Motenko           President and Secretary


By: /s/JEREMIAH J. HENNESSY  President, Chief Operating           March 29, 1997
   ------------------------  Officer, Chief Financial Officer,
   Jeremiah J. Hennessy      Principal Accounting Officer and
                             Director


By: /s/ALEXANDER M. PUCHNER  Director of Brewing Operations       March 29, 1997
   ------------------------  and Director
   Alexander M. Puchner


By: /s/BARRY J. GRUMMAN      Director                             March 29, 1997
   --------------------
   Barry J. Grumman

                         CHICAGO PIZZA & BREWERY, INC.
                                   __________


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report Of Independent Accountants                                           F-2

Consolidated Balance Sheets As Of December 31, 1996 and 1995                F-3

Consolidated Statements Of Operations For The Years Ended
  December 31, 1996 and 1995                                                F-4

Consolidated Statements Of Shareholders' Equity For The Years
  Ended December 31, 1996 and 1995                                          F-5

Consolidated Statements Of Cash Flows For The Years
  Ended December 31, 1996 and 1995                                          F-6

Notes To Consolidated Financial Statements                                  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                  __________



To the Shareholders
Chicago Pizza & Brewery, Inc.


We have audited the accompanying consolidated balance sheets of Chicago Pizza & Brewery, Inc. (the "Company"), as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Pizza & Brewery, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 24, 1997

                         CHICAGO PIZZA & BREWERY, INC.

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1996 and 1995
                                  __________

                                                                     1996          1995
                                                                     ----          ----
                                  A S S E T S:
Current assets:
  Cash and cash equivalents                                     $  5,485,808  $  1,791,769
  Restricted cash                                                    200,000       200,000
  Accounts receivable                                                157,422        11,100
  Inventory                                                          256,668        62,525
  Prepaids and other current assets                                  343,176       285,432
                                                                ------------  ------------

    Total current assets                                           6,443,074     2,350,826

Property and equipment, net                                        6,234,061     1,870,531
Other assets                                                         191,118       163,608
Restricted cash                                                      369,123
Intangible assets, net                                             5,676,349     5,558,244
                                                                ------------  ------------

    Total assets                                                $ 18,913,725  $  9,943,209
                                                                ------------  ------------
                                                                ------------  ------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                              $  1,264,798  $    446,597
  Accrued expenses                                                 1,199,092       900,326
  Notes payable to related parties                                   328,681       967,474
  Current portion of long-term debt                                  255,636
  Current portion of obligations under capital lease                  66,266        14,655
                                                                ------------  ------------

    Total current liabilities                                      3,114,473     2,329,052

Notes payable to related parties                                   2,386,547     3,122,761
Obligations under capital lease                                      110,322        22,239
Long-term debt                                                       816,187
Other liabilities                                                    147,771       193,167
                                                                ------------  ------------

    Total liabilities                                              6,575,300     5,667,219
                                                                ------------  ------------

Minority interest in partnership                                     215,128       252,541

Commitments (Note 8)

Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized, none issued
    or outstanding
  Common stock, no par value, 60,000,000 and 20,000,000
    shares authorized as of December 31, 1996 and 1995,
    respectively, 6,408,321 and 3,788,878 shares issued and
    outstanding as of December 31, 1996 and 1995, respectively    15,039,646     5,568,467
  Capital surplus                                                  1,196,029       278,750
  Accumulated deficit                                             (4,112,378)   (1,823,768)
                                                                ------------  ------------

    Total shareholders' equity                                    12,123,297     4,023,449
                                                                ------------  ------------

    Total liabilities and shareholders' equity                  $ 18,913,725  $  9,943,209
                                                                ------------  ------------
                                                                ------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                         CHICAGO PIZZA & BREWERY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 1996 and 1995
                                   __________

                                                     1996           1995
                                                     ----           ----

Revenues                                        $ 19,865,390    $ 6,586,195
Cost of sales                                      6,182,528      1,848,282
                                                ------------    -----------

    Gross profit                                  13,682,862      4,737,913

Costs and expenses:
  Labor and benefits                               6,932,481      2,647,089
  Occupancy                                        1,877,321        654,138
  Operating expenses                               2,998,333      1,249,418
  General and administrative                       2,257,701        878,681
  Depreciation and amortization                    1,037,320        359,282
                                                ------------    -----------

    Total cost and expenses                       15,103,156      5,788,608
                                                ------------    -----------

    Loss from operations                          (1,420,294)    (1,050,695)

Other expense:
  Interest expense, net                             (506,959)      (471,653)
  Other                                             (380,010)      (104,000)
                                                ------------    -----------
    Total other expense                             (886,969)      (575,653)

    Loss before minority interest and
      income taxes                                (2,307,263)    (1,626,348)

Minority interest in partnership                      27,223         26,828
                                                ------------    -----------

    Loss before income taxes                      (2,280,040)    (1,599,520)

Income tax expense                                    (8,570)        (6,400)
                                                ------------    -----------

    Net loss                                     ($2,288,610)   ($1,605,920)
                                                ------------    -----------
                                                ------------    -----------

Net loss per common share                             ($0.52)        ($0.55)
                                                ------------    -----------
                                                ------------    -----------

Weighted average number of common shares
 outstanding                                       4,391,709      2,935,819
                                                ------------    -----------
                                                ------------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                         CHICAGO PIZZA & BREWERY, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  __________

                                         Chicago Pizza & Brewery, Inc.           Roman Systems
                                                Common Stock                      Common Stock    Partners'
                                         ---------------------------- Capital   ----------------   Capital  Accumulated
                                             Shares       Amount      Surplus   Shares    Amount  (Deficit)   Deficit        Total
                                             ------       ------      -------   ------    ------  ---------   -------        -----
Balance, December 31, 1994                 1,622,664 $    170,118              20,000  $ 10,000  $ 38,855  ($ 846,535)    ($627,562)
  Adjustment to consolidate previously
    combined entities                                                         (20,000)  (10,000)  (38,855)    628,687       579,832
  Common stock issued for consulting
    services                                  69,792       52,344                                                            52,344
  Common stock issued for the
    purchase of Roman Systems                348,960      261,720                                                           261,720
  Common stock issued for private
    placement offerings, net               1,747,462    5,084,285                                                         5,084,285
  Warrants issued for financing                                    $   42,000                                                42,000
  Warrants issued for private placement
    offerings                                                         236,750                                               236,750
  Net loss                                                                                                 (1,605,920)   (1,605,920)
                                          ----------   ----------  ----------                              -----------   -----------

Balance, December 31, 1995                 3,788,878    5,568,467     278,750                              (1,823,768)    4,023,449

  Initial public offering of common
    stock, net                             1,800,000    6,348,964                                                         6,348,964
  Initial public offering of warrants, net                            454,779                                               454,779
  Conversion of note payable                 750,000    2,775,000     412,500                                             3,187,500
  Warrants issued for consulting services                              50,000                                                50,000
  Common Stock issued for consulting
    services                                 69,443       347,215                                                           347,215
  Net loss                                                                                                 (2,288,610)   (2,288,610)
                                          ----------   ----------  ----------  -------  -------  -------   -----------   -----------

Balance, December, 31, 1996                6,408,321 $ 15,039,646  $1,196,029     -    $    -    $    -   ($4,112,378)  $12,123,297
                                          ----------   ----------  ----------  -------  -------  -------   -----------   -----------
                                          ----------   ----------  ----------  -------  -------  -------   -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                         CHICAGO PIZZA & BREWERY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended December 31, 1996 and 1995
                                  __________

                                                                       1996           1995
                                                                       ----           ----
Cash flows provided by (used in) operating activities:
  Net loss                                                         ($2,288,610)   ($1,605,290)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                    1,037,320        359,282
    Amortization of debt financing costs                               390,000
    Minority interest in partnership                                   (27,223)       (26,828)
    Noncash interest and consulting expense                            559,715        174,847
    Noncash payment of Director fees                                                   21,000
    Changes in assets and liabilities:
      Accounts receivable                                              (59,054)         4,850
      Inventory                                                        (45,799)         4,313
      Prepaids and other current assets                               (150,879)      (227,381)
      Other assets                                                      91,437        142,238
      Accounts payable                                                 590,421        (31,713)
      Accrued expenses                                                (165,766)       212,040
      Other liabilities                                                (45,396)
                                                                    -----------    -----------
        Net cash used in operating activities                         (113,834)      (973,272)
                                                                    -----------    -----------

Cash flows provided by (used in) investing activities:
  Acquisition of Roman Systems and limited partnership interests                   (4,421,142)
  Acquisition of Chicago Pizza Northwest, net of cash acquired      (2,479,343)
  Acquisition of Brea, California micro-brewery leasehold interest    (930,400)
  Purchases of equipment                                            (2,363,220)      (710,532)
  Purchase of trademark and liquor license                             (30,000)
  Proceeds from Abby's sale, net of expenses                           950,000
                                                                    -----------    -----------

        Net cash used in investing activities                       (4,852,963)    (5,131,674)
                                                                    -----------    -----------

Cash flows provided by (used in) financing activities:
  Borrowings on related party debt                                                  4,988,113
  Borrowing on short-term debt                                       3,327,912
  Borrowing on long-term debt                                          750,771
  Payments on related party debt                                    (1,375,007)    (2,096,587)
  Payments on debt                                                    (512,865)
  Transfer to restricted cash                                                        (200,000)
  Capital lease payments                                               (41,527)       (11,888)
  Financing costs for private placement offering                                     (953,812)
  Proceeds from stock issuance, net of costs                         6,456,964      5,871,250
  Proceeds from warrants, net of costs                                 454,779        249,750
  Distributions to partners                                            (10,191)
  Debt financing costs                                                (390,000)
                                                                    -----------    -----------

        Net cash provided by financing activities                    8,660,836      7,846,826
                                                                    -----------    -----------

        Net increase in cash and cash equivalents                    3,694,039      1,741,880

Cash and cash equivalents, beginning of period                       1,791,769         49,889
                                                                    -----------    -----------

Cash and cash equivalents, end of period                            $5,485,808     $1,791,769
                                                                    -----------    -----------
                                                                    -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                         CHICAGO PIZZA & BREWERY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  __________


1.   The Company And Summary Of Significant Accounting Policies:

     ORGANIZATION

     Chicago Pizza & Brewery, Inc. (the "Company") was formed in 1991 by
     Mr. Jeremiah Hennessy and Mr. Paul Motenko (the "Owners") to operate and manage five existing "BJ's Chicago Pizzeria" restaurants in Southern California owned by Roman Systems, Inc. ("Roman Systems") under a Management Agreement (the "Management Agreement") with Roman Systems. Pursuant to the Management Agreement, the Company had the right and obligation to open, operate and manage BJ's Chicago Pizzeria restaurants. In 1992, the Owners formed CPA-BG, Inc. ("CPA-BG") and opened two restaurants with CPA-BG as the general partner of BJ's Belmont Shore, L.P. and BJ's La Jolla, L.P. in 1992 and 1993, respectively. In 1994, the Company opened two BJ's Chicago Pizzeria restaurants in Huntington Beach and Seal Beach. Additionally, in 1994, the Company opened a restaurant in Lahaina, Hawaii as a limited partner of BJ's Lahaina, L.P. The general partners of BJ's Lahaina, L.P. were CPA010, Inc. ("CPA010"), which was formed by the Owners, and Blue Max, Inc. ("Blue Max").

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

                         CHICAGO PIZZA & BREWERY, INC.

                                  __________


1.   The Company And Summary Of Significant Accounting Policies, Continued:

     ORGANIZATION, Continued

     On March 29, 1996, the Company acquired 26 restaurants located in Oregon and Washington by providing the funding for the Debtor's (Pietro's Corp.) Plan of Reorganization, Dated February 29, 1996, as modified (the "Debtor's Plan") and thereby acquired all the stock in the reorganized entity known as Chicago Pizza Northwest, Inc. ("CPNI"). The Debtor's Plan was confirmed by an order of the Bankruptcy Court on March 18, 1996 and the Company funded the Debtor's Plan on March 29, 1996. The operating results for the acquired restaurants have been included in the Company's consolidated financial operations since the date of acquisition.

     On May 15, 1996, the Company agreed to sell seven of the restaurants purchased from Pietro's Corp. Two of the restaurants were sold on May 31, 1996, two additional restaurants were sold on June 24, 1996 and three additional restaurants were sold on June 26, 1996. The operating results for the seven restaurants sold were included in the Company's consolidated operating results for the period they were owned by the Company. No gain or loss was recognized on the sale of the restaurants.

     The following summarized, unaudited pro forma results of operations for the years ended December 31, 1996 and 1995 assume the acquisition of Pietro's Corporation occurred as of the beginning of the respective periods:

                                    Pro Forma        Pro Forma
                                    Year Ended       Year Ended
                                    December 31,    December 31,
                                       1996             1995
                                    ------------    ------------
              Revenues              $ 23,644,919    $ 21,219,932

              Net loss             ($  2,454,537)  ($  2,057,005)

              Loss per share       ($       0.56)  ($       0.70)

     BASIS OF PRESENTATION

     The accompanying financial statements of the Company as of and for the years ended December 31, 1996 and 1995 are presented on a consolidated basis, and include the accounts of the Company and BJ's Lahaina, L.P. All significant intercompany transactions and balances have been eliminated.

                         CHICAGO PIZZA & BREWERY, INC.

                                  __________


1.   The Company And Summary Of Significant Accounting Policies, Continued:

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates market value.

     RESTRICTED CASH

     During 1995, in connection with the Westwood property lease, the Company deposited $200,000 into a restricted cash account, which could not be eliminated without the written consent of the lessor. The landlord consent was obtained in 1996 and the restriction was eliminated.

     In 1996, as part of the acquisition of the Brea restaurant location, the Company assumed an existing bank loan with the condition that a $200,000 certificate of deposit be restricted as collateral. Additionally, as part of the Pietro's Acquisition, the Company acquired U.S. Treasury Notes, which are restricted for Washington State Workers' Compensation insurance. The fair market value of these notes at December 31, 1996 was $369,123.

     INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market and is comprised primarily of food and beverages for the restaurant operations.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Renewals and betterments that materially extend the life of an asset are capitalized while maintenance and repair costs are charged to operations as incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in operations.

                         CHICAGO PIZZA & BREWERY, INC.

                                  __________


1.   The Company And Summary Of Significant Accounting Policies, Continued:

     PROPERTY AND EQUIPMENT, Continued

     Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets or, for leasehold improvements, over the term of the lease, if less. The following are the estimated useful lives:

                Furniture and fixtures                 7 years
                Equipment                           7-10 years
                Leasehold improvements              7-25 years


     Smallwares are capitalized upon the opening of a new restaurant. All subsequent purchases of smallwares are expensed as incurred.

     LEASES

     Leases that meet certain criteria are capitalized and included with property and equipment. The resulting assets and liabilities are recorded at the lesser of cost or amounts equal to the present value of the minimum lease payment at the beginning of the lease term. Such assets are amortized evenly over the related life of the lease or the useful lives of the assets. Interest expense relating to these liabilities is recorded to effect constant rates over the terms of the leases. Leases that do not meet the criteria for capitalization are classified as operating leases and rentals are charged to expense as incurred.

     PREPAIDS AND OTHER CURRENT ASSETS

     The Company capitalizes restaurant preopening costs which include the direct and incremental costs associated with the opening of a new restaurant. These are primarily costs incurred to develop new restaurant management teams, and the food, beverage and supply costs incurred to perform testing of all equipment, concept, systems and recipes. The capitalized costs are amortized on a straight-line basis over a period of one year, beginning on the restaurant's opening date. Preopening costs totaled $204,634 and $68,405 as of December 31, 1996 and December 31, 1995, respectively.

                         CHICAGO PIZZA & BREWERY, INC.

                                  __________


1.   The Company And Summary Of Significant Accounting Policies, Continued:

     INTANGIBLE ASSETS

     Goodwill from the acquisition of the net assets of Roman Systems and the acquisition of the limited partnership interests of BJ's Belmont Shore, L.P. and BJ's La Jolla, L.P. as of January 1, 1995 as well as the acquisition of Pietro's as of March 29, 1996 represents the excess of cost over fair value of net assets acquired and is being amortized over 40 years using the straight-line method. Also included in intangible assets, are trademarks which are being amortized over 10 years.

     During 1994, the Company obtained the lease rights to open a BJ's Chicago Pizzeria restaurant in Lahaina. The original lessee of the property has a sublease of the property to Blue Max. The Company purchased the stock of Blue Max to acquire the sole assets of the Company, the liquor license for Lahaina. The total amount paid was $100,000 which consisted of $25,000 for the liquor license, $25,000 to obtain the lease and $50,000 for the covenant not to compete. The lease right and the covenant not to compete are being amortized over 8.5 years, using the straight-line method.

     The Company periodically evaluates the carrying value of goodwill including the related amortization periods. The Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income of the acquired restaurants with the carrying value of the goodwill.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1996 and 1995 was $741,194 and $131,315, respectively.

     INCOME TAXES

     For the year ended December 31, 1996 and 1995, the Company operated on a consolidated tax basis as a "C" corporation (Chicago Pizza & Brewery).
     BJ's Lahaina, L.P. operated as a limited partnership. In the first quarter of 1996, the Company acquired Chicago Pizza Northwest, Inc.

                         CHICAGO PIZZA & BREWERY, INC.

                                  __________


1.   The Company And Summary Of Significant Accounting Policies, Continued:

     INCOME TAXES, Continued

     The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     MINORITY INTEREST

     For the consolidated financial statements as of December 31, 1996 and 1995, minority interest represents limited partners' interests totaling 46.32% for BJ's Lahaina, L.P.

     USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107. "Disclosure about Fair Value of Financial Instruments, requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments, such as certain insurance contracts, and all non-financial instruments from its disclosure requirements. A financial instrument is defined as contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosures regarding the fair value of financial instruments have been derived using external market sources, estimates using present value or other valuation techniques. Cash, accounts payable, accrued liabilities and short term debt are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value.

     PER SHARE INFORMATION

     Per share information is based on the weighted average number of common shares outstanding and the dilutive effect of common share equivalents, if any.

                         CHICAGO PIZZA & BREWERY, INC.

                                  __________


1.   The Company And Summary Of Significant Accounting Policies, Continued:

     STOCK SPLIT

     In December 1994 and May 1995, the Board of Directors declared a 19,000-for-1 stock split and a .34896-for-1 reverse stock split, respectively, of the Company's common stock. All references to the number of shares and per share amounts have been adjusted to give retroactive effect to the stock splits for all periods presented.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective with its fiscal year ending December 31,1996. SFAS No. 121 requires an entity to review long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the carrying amount of the asset exceeds the estimated fair value of the asset. There was no impact on the Company as a result of implementing SFAS No. 121.

     STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------


1.   The Company And Summary Of Significant Accounting Policies, Continued:

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the replacement of primary earnings per share with basic earnings per share. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The Company will be required to adopt the provisions of SFAS No. 128 for 1997. The implementation of SFAS NO. 128 is not expected to significantly change the calculation of earnings per share.

     Other recently issued standards of the FASB are not expected to affect the Company as conditions to which those standards apply are absent.

     BUSINESS OPERATIONS

     The Company has incurred net losses during its organization and acquisition of restaurants. While many of these costs were created by the ramping-up of the organization and restaurant concept development, including a more expansive menu, food testing, and micro-brewery concepts, management believes that such costs will be reduced in the future. Management's plans for a return to profitability include increasing sales through a more expansive menu and refurbishing of restaurants in the Northwest, increasing micro-brew beer sales, reducing the cost of sales through vendor volume purchases, reducing general and administrative costs by consolidation of the Company's existing corporate structure and CPNI's corporate structure and reduction of interest expense through use of a portion of the proceeds from the initial public offering to pay off debt.

     While there can be no assurance that management's plans, if executed, will return the Company to profitability, management believes their plans provide the Company with a strong base to accomplish their goals.


2.   Concentration Of Credit Risk:

     Financial instruments which potentially subject the Company to a concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk," principally consist of cash and cash equivalents. The Company maintains its cash accounts at various banking institutions. At times, cash balances may be in excess of the FDIC insurance limit. Cash equivalents represent money market funds and certificates of deposits.

Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

3.   Property and Equipment:

     Property and equipment consisted of the following as of:


                                                                   December 31,
                                                           --------------------------
                                                              1996            1995
                                                           ----------      ----------
     Furniture and fixtures                                $  236,901      $   96,349
     Equipment                                              2,466,648         618,101
     Leasehold improvements                                 3,507,971       1,421,939
                                                           ----------      ----------
                                                            6,211,520       2,136,389
     Less, accumulated depreciation and amortization
                                                             (918,610)       (265,858)
     Construction in progress                                 941,151          -
                                                           ----------      ----------

                                                           $6,234,061      $1,870,531
                                                           ----------      ----------
                                                           ----------      ----------

4.   Intangible Assets:

     Intangible assets consisted of the following as of:


                                                                 December 31,
                                                           -------------------------
                                                              1996           1995
                                                            ---------      ---------
     Goodwill                                              $5,798,251     $5,555,128
     Trademarks                                                48,000         38,000
     Covenant not to compete                                   50,000         50,000
     Lease right for Lahaina lease                             25,000         25,000
     Liquor licenses                                           65,000         45,000
                                                            ---------      ---------

                                                            5,986,251      5,713,128
     Less, accumulated amortization                           309,902        154,884
                                                            ---------      ---------

                                                           $5,676,349     $5,558,244
                                                            ---------      ---------
                                                            ---------      ---------


Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

5.   Accrued Expenses:

     Accrued expenses consisted of the following as of:


                                                                 December 31,
                                                           ------------------------
                                                              1996           1995
                                                           ----------      --------
     Accrued professional fees                               $306,089      $216,151
     Accrued rent                                             282,572       215,271
     Payroll related liabilities                              403,725       116,854
     Accrued interest                                          40,235        33,308
     Other                                                    166,471       318,742
                                                           ----------      --------

                                                           $1,199,092      $900,326
                                                           ----------      --------
                                                           ----------      --------


6.   Debt:

     RELATED-PARTY DEBT

     Related-party debt consisted of the following as of:


                                                                 December 31,
                                                           -------------------------
                                                              1996           1995
                                                           ----------      ---------

     Note payable to related party, with interest rate
       of 6%, due on demand, collateralized by the
       property and equipment of BJ's Huntington
       Beach restaurant                                                     $350,000
     Note payable to shareholder, with interest rate of
       6%, due on demand                                     $20,296          74,686


Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

6.   Debt, Continued:

     RELATED-PARTY DEBT, Continued


                                                                 December 31,
                                                           -------------------------
                                                              1996           1995
                                                           ----------      ---------
     Note payable to related party, with interest rate
       of 12%, maturing on March 22, 1998                                  $  31,021
     Note payable to Roman Systems, with interest
       rate of 7%, maturing April 1, 2004,
       collateralized by the BJ's Laguna, BJ's La
       Jolla and BJ's Balboa restaurants                   $2,597,578      3,487,528
     Note payable to Roman Systems, with interest
       rate of 2.25% plus the bank's reference rate
       (8.25% at December 31, 1996 and 8.5% at
       December 31, 1995), due in monthly
       installments of $3,500, maturing June 1, 1999           97,354        147,000
                                                           ----------      ---------

               Total related-party debt                     2,715,228      4,090,235

     Less, current portion                                    328,681        967,474
                                                           ----------      ---------

                                                           $2,386,547     $3,122,761
                                                           ----------      ---------
                                                           ----------      ---------


     Total interest incurred during the years ended December 31, 1996 and 1995, was approximately $567,000 and $532,000, respectively. Future maturities of related party debt for each of the five years subsequent to December 31, 1996 and thereafter are as follows:

          1997                                              $328,681
          1998                                               336,306
          1999                                               335,581
          2000                                               350,147
          2001                                               378,068
          Thereafter                                         986,445
                                                           ---------

                                                          $2,715,228
                                                           ---------

Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

6.   Debt, Continued:

     OTHER LONG-TERM DEBT

     Other long-term debt consisted of the following as of December 31, 1996:

     Note payable with interest rate of 2% plus the bank's reference rate
       (8.25% at December 31, 1996), due in monthly installments of
       $12,513, maturing March 1, 2001, collateralized by $200,000
       certificate of deposit maturing March 1, 1998.                           $631,157
     Notes payable for Pietro's outstanding tax claims as part of the
       Debtor's Plan of Reorganization, due in quarterly installments of
       $32,670 from July 1, 1996 through April 1, 1997 and $20,071 from July 1, 1997 through June 30, 2001 and varying payments totaling an aggregate of $34,122 from October 1, 2001 until
       April 1, 2002. Interest accrues at 8.25%                                  440,666
                                                                               ---------

                                                                               1,071,823
     Less, current portion                                                       255,636
                                                                               ---------

                                                                                $816,187
                                                                               ---------
                                                                               ---------


     CONVERTIBLE NOTES

     In February 1996, the Company issued $3,000,000 in Convertible Notes with an interest rate of 10%. At the completion of the Company's initial public offering, the principal and accrued interest thereon automatically converted into 750,000 shares of common stock and 4,500,000 warrants. The Company incurred $390,000 in financing costs related to these notes, which is included in other expense on the accompanying consolidated statement of operations.

Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

7.   Capital Leases:

     The Company leases computer and other equipment under capital lease arrangements. The equipment related to the capital leases have an original cost of $234,539 and $53,318 at December 31, 1996 and 1995, respectively. Accumulated amortization related to these leases is $23,819 and $7,791 as of December 31, 1996 and 1995, respectively. The obligations under capital leases have interest rates ranging from 6.9% to 13.9% and mature at various dates through 2001. Annual future minimum lease payments for years subsequent to December 31, 1996 are as follows:

              1997                                                $65,071
              1998                                                 50,363
              1999                                                 43,463
              2000                                                 36,791
              2001                                                 21,554
                                                                 --------

                   Total minimum payments                         217,242

              Less, amount representing interest                   40,654
                                                                 --------

                   Obligations under capital leases               176,588

              Less, current portion                                66,266
                                                                 --------

                   Long-term portion                             $110,322
                                                                 --------
                                                                 --------



8.   Commitments:

     The Company leases its restaurant and office facilities under noncancelable operating leases with terms ranging from approximately 7 to 25 years with renewal options ranging from 5 to 15 years. Rent expense for the years ended December 31, 1996 and 1995, was $1,536,669 and $547,900,
     respectively.

     The Company has certain operating leases which contain fixed escalation clauses. Rent expense for these leases has been calculated on a straight-line basis over the term of the leases. A deferred credit in the amount of $265,575 has been established and included in accrued expenses at December 31, 1996 for the difference between the amount charged to expense and the amount paid. The deferred credit will be amortized over the life of the leases.

Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

8.   Commitments, Continued:

     A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals for the years ended December 31, 1996 and 1995 were $48,233 and $45,763, respectively.

     The following are the future minimum rental payments under noncancelable operating leases for each of the five years subsequent to December 31, 1996 and in total thereafter:

              1997                                               $1,920,420
              1998                                                1,715,884
              1999                                                1,519,212
              2000                                                1,304,700
              2001                                                1,154,276
              Thereafter                                          5,043,263
                                                                 ----------

                                                                $12,657,755
                                                                 ----------
                                                                 ----------

     With respect to the leases for the La Jolla - Prospect, California and the Richland, Washington restaurants, both of which were closed and sold by the
     Company: the Company remains liable in the event of default by the current lessees. The Company may also be liable for additional expenses, such as insurance, real estate taxes, utilities and maintenance and repairs. Management currently has no reason to believe that such expenses, if incurred, will be significant.

     LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings which it believes will have a material adverse effect on its consolidated financial position or consolidated results of operations.

     EMPLOYMENT AGREEMENTS

     Effective March 26, 1996, the Company entered into employment agreements with Paul Motenko and Jeremiah J. Hennessy. The agreements provide for a minimum annual salary of $135,000 subject to escalation annually in accordance with the Consumer Price Index and certain benefits through 2004 and may be terminated by either party. The agreements also contain provisions for additional cash compensation based on earnings or income of the Company. The agreements contain provisions which grant the employees the right to receive salary and benefits, as individually defined, if such employee is terminated by the Company without cause.

Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

8.   Commitments, Continued:

     CONSULTING AGREEMENT

     In February 1996 the Company entered into a consulting agreement ("Consulting Agreement") with ASSI, Inc. pursuant to which ASSI, Inc. agrees to advise the Company with site selection and marketing and development strategy for penetrating the Las Vegas, Nevada market. In consideration for such services, the Company shall pay ASSI, Inc. an annual fee equal to 10% of the Net Profits, as defined, of the acquired Las Vegas, Nevada restaurants. As additional consideration for consulting services, the Company issued to ASSI, Inc. an aggregate of 100,000 warrants to purchase shares of common stock of the Company at an exercise price of $3.85 per share. The Consulting Agreement expires on December 31, 2000. The warrants were automatically converted into warrants included in the initial public offering.

     The Company also entered into a consulting agreement ("Pietro's Consulting Agreement") with ASSI, Inc. regarding the Pietro's Corp. Acquisition (see
     Note 13). Under this agreement, ASSI, Inc. agrees to advise the Company in connection with the reconstruction, expansion, marketing and strategic development of the restaurants acquired from Pietro's Corp. In consideration for such services, the Company shall pay to ASSI, Inc. an annual fee equal to 5% of Net Profits, as defined, of the 26 restaurants acquired, 19 of which the Company has retained. As additional consideration for the consulting services, the Company issued to ASSI, Inc. an additional aggregate of 100,000 warrants to purchase shares of common stock of the Company at an exercise price of $3.85 per share. The Pietro's Consulting Agreement expires on December 31, 2000. The warrants were automatically converted to warrants included in the initial public offering.

     During 1994, the Company entered into a consulting agreement with Woodbridge Holdings, Inc. ("WHI") regarding the selection of professional advisors and corporate development. The agreement expired May 1, 1995 and was not renewed. In exchange for the services provided, WHI was issued $60,000 in cash, 69,792 shares of common stock in May of 1995, and 69,443 shares of common stock to be issued in conjunction with the Company's initial public offering. The shares issued in 1995 were valued at $0.75 per share or $52,344, and the shares issued in conjunction with the initial public offering were valued at $5.00 per share or $347,215.

Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

9.   Shareholders' Equity:

     INITIAL PUBLIC OFFERING

     In October 1996, the Company completed an initial public offering (the "IPO") of 1,800,000 shares of common stock at $5.00 per share, and 2,070,000 warrants at $0.25 per share which generated $9,517,500 in proceeds less underwriting commissions and other related expenses of $2,713,757.

     PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were outstanding at December 31, 1996 or 1995. The Company currently has no plans to issue shares of preferred stock.

     COMMON STOCK

     Shareholders' of the Company's outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors. Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to cumulate votes in connection with the election of directors.

     CAPITAL SURPLUS

     In May 1995, the Company issued warrants to purchase up to 300,000 shares of common stock at a price of $5.00 per share to each of Barry Grumman, a director of the Company, and Lexington Ventures, Inc. Each of Mr. Grumman and Lexington Ventures, Inc. were issued their respective warrants at a price of $0.07 per warrant or a total price to each of $21,000.
     Mr. Grumman's liability for payment of the warrants was extinguished in exchange for past services to the Company as a Director which had not been compensated.

     Proceeds from the valuation or sale of warrants issued in conjunction with the private placement offerings totaled $236,750. The warrants were automatically converted into warrants included in the Company's initial public offering.

Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

9.   Shareholders' Equity, Continued:

     PRIVATE PLACEMENTS

     In January 1995, the Company completed a private placement of 17 Units at $50,000 per Unit, consisting of (i) a Series A Promissory Note in the principal amount of $50,000 and due December 31, 1995 and (ii) 13,086 shares of common stock. The net proceeds to the Company were $496,000 (net of issuance costs of $104,000). The Series A Promissory Notes bore interest, payable quarterly, at a rate of 10% until June 30, 1995 and 13.5% thereafter. The Promissory Notes were repaid in the third quarter of 1995 with proceeds from the September 1995 placement described below.

     In March 1995, the Company completed a private placement of 4 Units at $100,000 per Unit, consisting of (i) a $98,000 promissory note bearing interest at a rate of 10% per annum with interest and principal due upon the earlier of completion of an initial public offering of the Company's common stock, or 18 months from the date of issuance and (ii) warrants (valued at a price of $.0573) to purchase 34,896 shares of common stock at a price of $2.87 per share. The net proceeds to the Company were $400,000. The promissory notes were repaid in the third quarter of 1995 with proceeds from the September 1995 private placement described below. These warrants were automatically converted into warrants included in the initial public offering.

     In September 1995, the Company completed a private placement of 61 Units at $100,000 per Unit, consisting of (i) 25,000 shares of common stock at a price of $3.85 per share and (ii) warrants to purchase 75,000 shares of common stock at an initial exercise price of $3.85 per share for a price of $0.05 per warrant. The net proceeds to the Company were $4,917,438 (net of issuance costs of $953,812). These warrants were automatically converted into warrants included in the initial public offering.


Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

10.  Income Taxes:

     The following table presents the current and deferred provision for federal and state income taxes for the years ended December 31,:


                                                                 1996         1995
                                                                ------       ------
          Current:
            Federal
            State                                               $8,570       $6,400
                                                                ------       ------
                                                                 8,570        6,400

          Deferred:
            Federal
            State
                                                                ------       ------
                                                                $8,570       $6,400
                                                                ------       ------
                                                                ------       ------



     The temporary differences which give rise to deferred tax provision (benefit) for the years ended December 31, consist of:


                                                                 1996         1995
                                                              --------     --------
         Property and equipment                               ($72,177)    ($26,320)
         Goodwill                                               22,692      106,511
         Accrued liabilities                                   125,624     (109,155)
         Investment in partnerships                                685      (35,366)
         Net operating losses                                 (789,391)    (651,142)
         Income tax credits                                    (81,062)
         Other                                                 (18,020)        (548)
         Change in valuation allowance                         811,649      716,020
                                                                -------      ------

                                                                $  -         $  -
                                                                ------       ------
                                                                ------       ------


Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

10.  Income Taxes, Continued:

     The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:



                                                               For The Years Ended
                                                                   December 31,
                                                               -------------------
                                                                 1996         1995
                                                                ------       ------
     Statutory regular federal income tax benefit                (34.0%)      (34.0%)
     Change in valuation allowance                                36.2         33.8
     Other                                                        (1.8)         0.3
                                                                ------       ------

                                                                   0.4%         0.1%
                                                                ------       ------
                                                                ------       ------


     The components of the deferred income tax asset and (liability) as of December 31 are as follows:


                                                                  1996        1995
                                                                 ------      ------
     Property and equipment                                    $101,043     $28,867
     Goodwill                                                  (129,203)   (106,511)
     Accrued liabilities                                         37,928     163,552
     Investment in partnerships                                  19,719      20,404
     Net operating losses                                     1,575,274     785,883
     Income tax credits                                          81,062
     Other                                                       18,569         548
                                                                 ------      ------

                                                             1,704,392      892,743
     Valuation allowance                                    (1,704,392)    (892,743)
                                                                ------       ------

     Net deferred income taxes                                  $            $  -
                                                                ------       ------
                                                                ------       ------



     As of December 31, 1996, the Company had net operating loss carryforwards for federal and state purposes of approximately $4,069,000 and $2,065,000, respectively. The net operating loss carryforwards begin expiring in 2008 and 1997, respectively.

     The utilization of net operating loss ("NOL") and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the Inital Public Offering in 1996.

Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

11.  Supplemental Cash Flow Information:


                                                               For The Years Ended
                                                                   December 31,
                                                               -------------------
                                                                 1996        1995
                                                               --------    --------

         Cash paid for:
           Interest                                            $606,482    $379,676
           Taxes                                               $  8,570    $   -



     Supplemental information on noncash investing and financing activities:


                                                               For The Years Ended
                                                                   December 31,
                                                            -----------------------
                                                                1996         1995
                                                            ----------     --------
     Equipment purchases under a capital lease                $181,221      $20,968
     Common stock or warrants issued for consulting
       services                                               $397,215      $52,344
     Common stock issued for asset purchase of
       Roman Systems                                          $   -        $261,720
     Purchase of CPNI (assumed liabilities)                 $1,411,595     $   -
     Conversion of notes payable into common stock
       and warrants                                         $3,000,000     $   -
     Prepaid IPO costs                                        $108,000     $   -
     Interest expense on convertible debt                     $187,500     $   -

Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

12.  1996 Stock Option Plan:

     The Company adopted the 1996 Stock Option Plan as of August 7, 1996 under which options may be granted to purchase up to 600,000 shares of common stock. The 1996 Stock Option Plan provides for the options issued to be either incentive stock options or non-statutory stock options as defined under Section 422A of the Internal Revenue Code. The exercise price of the shares under the option shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The 1996 Stock Option Plan expires on June 30, 2005 unless terminated earlier. The options generally vest over a three-year period. There were no options granted during 1995.

     Shares Under Option                          Shares        Price Per Share
     -------------------                         -------        ---------------

     Granted                                     487,500         $5.00 - $5.03
     Exercised                                      -                     -
     Terminated                                     -                     -
                                                 -------        ---------------

     Outstanding at December 31, 1996            487,500         $5.00 - $5.03
                                                 -------        ---------------
                                                 -------        ---------------

     Exercisable at December 31, 1996            269,898         $5.00 - $5.03
                                                 -------        ---------------
                                                 -------        ---------------


     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation
     cost has been recognized for the stock option plans.   Had compensation
     cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

     Net loss, as reported                              ($2,288,610)
     Net loss, pro forma                                ($2,530,442)
     Loss per share, as reported                        ($0.52)
     Loss per share, pro forma                          ($0.58)



     The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility of the Company's stock of 49%, (c) a risk-free interest rate ranging from 5.78% to 6.30% and (d) expected option lives of one to five years.

Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

13.  Acquisitions And Transfers:

     ROMAN SYSTEMS

     Effective January 1, 1995, the Company purchased the net assets of Roman Systems for $550,000 in cash, issued a note payable totaling $3,746,113, assumed liabilities totaling $873,344 including loans, accrued salaries and certain other expenses and paid $130,000 in acquisition costs. Additionally, 348,960 shares of common stock of the Company, valued at $261,720, were issued to the sellers. The acquisition was accounted for as a purchase.

     BELMONT SHORE, L.P. AND LA JOLLA, L.P.

     Effective January 1, 1995, the Company purchased the limited partnership interests of BJ's Belmont Shore, L.P. and BJ's La Jolla, L.P. The general partner interests of the above-mentioned Partnerships, held by CPA-BG, were transferred to the Company for no consideration prior to the closing of the acquisition of the limited partnership interests. An aggregate 226,824 shares of common stock of the Company, valued at $170,118, were transferred to the sellers for the right, title and interest in the limited partnerships in November 1994. Additionally, the Company assumed liabilities of $207,068 and paid acquisition costs of $70,000.

     BJ'S LAHAINA, L.P.

     Effective January 1, 1995, the general partners of BJ's in Lahaina, L.P., CPA010 and Blue Max transferred their general partnership interests to the Company for no consideration.

     PIETRO'S CORP.

     On March 29, 1996, the Company acquired 26 restaurants located in Oregon and Washington by providing the funding for the Debtor's Plan and thereby acquired all the stock in the reorganized entity known as Chicago Pizza Northwest, Inc. The Debtor's Plan was confirmed by an order of the Bankruptcy Court on March 18, 1996 and the Company funded the Plan on
     March 29, 1996. The Company paid $2,350,000 to fund the Debtor's Plan plus acquisition costs of $353,073. Additionally, the Company assumed a $506,006 liability for taxes plus interest which will be paid over six years.

Continued

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   -------------

13.  Acquisitions And Transfers, Continued:

     BREA, CALIFORNIA

     On March 27, 1996, the Company completed the acquisition of a restaurant and brew-pub site in Brea, California. The purchase price totaled $930,400 including acquisition costs. The restaurant opened as BJ's Pizza, Grill & Brewery on April 1, 1996.

     WESTWOOD, CALIFORNIA

     In 1995, the Company entered into a lease for its Westwood restaurant and brew-pub location. The site was renovated and opened on March 15, 1996.

     ABBY'S SALE

     On May 15, 1996, the Company agreed to sell seven newly acquired Chicago Pizza Northwest, Inc. restaurants to Abby's, Inc. Two of the restaurants were sold on May 31, 1996 two more were sold on June 24, 1996, and three more were sold on June 26, 1996. The remaining 19 restaurants will be converted into "BJ's Pizza," "BJ's Pizza & Grill" or "BJ's Pizza, Grill & Brewery" restaurants.

     The sales for the seven restaurants sold totaled approximately $3,492,000 for the year ended December 25, 1995. Operating profit excluding overhead allocation totaled approximately $268,000 for the year ended December 25, 1995. Loss after overhead allocation relating to the seven restaurants totaled approximately $327,000 for the year ended December 25, 1995.


14.  Quarterly Financial Data (Unaudited):

     Summarized unaudited quarterly financial data for the Company is as follows:


                              September 30,   September 30,   December 31,   December 31,
Quarter Ended                     1996           1995            1996            1995
-------------                 -------------   -------------   ------------   ------------

Total revenues                $6,009,515      $1,952,913      $5,547,821     $1,425,916

Loss from operations            ($61,370)      ($278,874)      ($671,022)     ($339,689)

Net loss                       ($308,293)      ($430,306)      ($905,573)     ($377,320)

Primary net loss per share        ($0.08)         ($0.12)         ($0.15)        ($0.13)
