Form 10QSB
period 1997-03-31
CHICAGO PIZZA & BREWERY INC
filed 1997-05-15
CIK 1013488

      		      U. S. SECURITIES AND EXCHANGE COMMISSION
			                   WASHINGTON, D.C. 20549

                    				    FORM 10-QSB

	 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		                 	SECURITIES EXCHANGE ACT OF 1934
		           For the quarterly period ended March 31, 1997

                       				      OR

	  [ ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 		               THE SECURITIES EXCHANGE ACT OF 1934
           		For the transition period from           to

			                  Commission File No. 0-21423

               			   CHICAGO PIZZA & BREWERY, INC.
	      (Name of small business issuer as specified in its charter)

     	 California                                              33-0485615
      (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                      Identification No.)

     	26131 Marguerite Parkway, Suite A, Mission Viejo, CA          92692
	          (Address of principal executive offices)               (Zip Code)

            		    Issuer's telephone number: (714) 367-8616



      Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
      requirements for the past 90 days.     Yes  X       No
                                          						 ----    ----


		      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: At May 10, 1997, 6,408,321 shares of the small business issuer's common stock were outstanding.

	      Transitional Small Business Disclosure Format (check one):
	      Yes            No   X
       		 ----            ----

              		 CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                                                              									   Page
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

     	     Consolidated Balance Sheets -
            		December 31, 1996 and March 31, 1997                          1

     	     Consolidated Statements of  Operations -
	            	Three Months Ended March 31, 1996 and
	            	Three Months Ended March 31, 1997                             2

     	     Consolidated Statements of Cash Flows -
	            	Three Months Ended March 31, 1996 and
            		Three Months Ended March 31, 1997                             3 10

           Notes to Consolidated Financial Statements                       4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations
              General                                                       5
              Results of Operations                                         6
              Liquidity and Capital Resources                               8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               10

Item 2.    Changes in Securities                                           10

Item 3.    Defaults Upon Senior Securities                                 10

Item 4.    Submission of Matters to a Vote of
           Security Holders                                                10

Item 5.    Other Information                                               10

Item 6.    Exhibits and Reports on Form 8-K                                10

SIGNATURES

                         		    PART I

		ITEM  1.  CONSOLIDATED FINANCIAL STATEMENTS

            		 CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                  			   CONSOLIDATED BALANCE SHEETS

                                          					 December 31,        March 31,
	ASSETS                                             1996               1997
						                                         -------------      ------------
Current assets:
   Cash and cash equivalents                      $ 5,485,808       $ 4,729,715
   Restricted cash                                    200,000           200,000
   Accounts receivable                                157,422           162,067
   Inventory                                          256,668           250,204
   Prepaids and other current assets                  343,176           256,908
                                            				 -------------      ------------
        Total current assets                        6,443,074         5,598,894

Property and equipment, net                         6,234,061         6,767,121
Other assets                                          191,118           242,823
Restricted cash                                       369,123           369,123
Intangible assets, net                              5,676,349         5,635,520
                                         						 -------------     -------------
TOTAL ASSETS                                      $18,913,725       $18,613,481
						                                          =============     =============

	LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts Payable                               $ 1,264,798       $ 1,186,901
   Accrued expenses                                 1,199,092         1,338,376
   Notes payable to related parties                   328,681           304,715
   Current portion of long-term debt                  255,636           247,936
   Current portion of obligations
      under capital leases                             66,266            62,935
                                          						 -------------      ------------
		Total current liabilities                         3,114,473         3,140,863

Notes payable to related parties                    2,386,547         2,310,115
Obligations under capital leases                      110,322            96,287
Long-term debt                                        816,187           758,579
Other liabilities                                     147,771           144,794
                                          						 -------------      ------------
		Total liabilities                                 6,575,300         6,450,638

Minority interest in partnership                      215,128           211,510

Shareholders' equity:
   Preferred stock, 5,000,000 shares
      authorized, none issued or outstanding
   Common stock, no par value, 60,000,000
       shares authorized, 6,408,321 issued
       and outstanding                             15,039,646        15,039,646
   Capital surplus                                  1,196,029         1,196,029
   Accumulated deficit                             (4,112,378)       (4,284,342)
                                          						 -------------     -------------
		Total shareholders' equity                       12,123,297        11,951,333
					                                          	 -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $18,913,725       $18,613,481
					                                            =============      ============

			                           See accompanying notes.

               		 CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

               		     CONSOLIDATED STATEMENTS OF OPERATIONS

                                         						  Three Months Ended March 31,
						                                               1996               1997
						                                          -------------      -------------
Revenues                                         $ 1,768,255        $ 5,783,196
Cost of sales                                        546,098          1,707,859
					                                         	 -------------      ------------
    Gross profit                                   1,222,157          4,075,337

Operating expenses:
    Labor and benefits                               748,871          1,954,783
    Occupancy                                        140,463            575,616
    Operating expenses                               284,663            780,274
    General and administrative                       227,454            663,566
    Depreciation and amortization                    109,664            268,859
                                          						 ------------       ------------
       Total operating expenses                    1,511,115          4,243,098
					                                          	 ------------       ------------
	  Loss from operations                             (288,958)          (167,761)
Other income (expense):
    Interest expense, net                            (63,106)           (17,240)
    Other                                              2,262             10,219
						                                          -------------      ------------
	Total other expense                                 (60,844)            (7,021)
					                                         	 -------------      ------------
	Loss before minority interest
	   and income taxes                                (349,802)          (174,782)
Minority interest in partnership                     (13,286)             3,618
					                                         	 -------------      ------------
	Loss before income taxes                           (363,088)          (171,164)
Income tax expense                                    (3,881)              (800)
					                                         	 -------------      ------------
	Net loss                                       $   (366,969)       $  (171,964)
				                                         		 =============       ============

Net loss per common share                          $ (0.10)          $ (0.03)
                                         						    ========          ========

Weighted average common shares
    outstanding                                     3,788,878         6,408,321
                                          						 =============     =============


                    			      See accompanying notes.

        		     CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

               			 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       						   Three Months Ended March 31,
						                                               1996             1997
						                                           -------------     -----------
Cash flows provided by (used in)
   operating activities:
      Net loss                                   $   (366,969)     $  (171,964)
Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
      Depreciation and amortization                  109,664           268,859
      Minority interest in partnership                13,286            (3,618)
      Changes in assets and liabilities:
	 Accounts receivable                                (14,659)           (4,645)
	 Inventory                                          (32,180)            6,464
	 Prepaids and other current assets                 (606,294)           30,784
	 Other assets                                       193,410            36,630
	 Accounts payable                                   682,432           (77,897)
	 Accrued expenses                                   270,078           139,284
	 Other liabilities                                                     (2,977)
					                                         	  ------------        ----------
	     Net cash provided by
		       operating activities                        248,768           220,920
				                                         		  ------------        ----------
Cash flows used by investing activities:
    Acquisition of Chicago Pizza Northwest        (2,591,208)
    Acquisition of Brea, California
       Micro-brewery leasehold interest             (930,400)
    Purchase of equipment                           (964,379)         (793,941)
						                                           ------------        ----------
	     Net cash used in investing
		       activities                               (4,485,987)         (793,941)
					                                         	  ------------        ----------
Cash flows provided by (used in) financing
    activities:
       Borrowing on related party debt             3,104,342
       Borrowing on short-term debt                  227,912
       Borrowing on long-term debt                   750,771
       Payments on related party debt                (96,708)         (100,398)
       Payments on long-term debt                                      (65,308)
       Capital lease payments                         (3,643)          (17,366)
						                                           ------------        ----------
	Net cash provided by (used in)
	    financing activities                          3,982,674          (183,072)
					                                         	  ------------        ----------
	Net (decrease) in cash and
	    cash equivalent                                (254,545)         (756,093)
Cash and cash equivalents, beginning
    of period                                      1,791,769         5,485,808
                                         						  ------------      ------------
Cash and cash equivalents, end of period         $ 1,537,224       $ 4,729,715
						                                           ============      ============

                  			      See accompanying notes.

		     CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

		       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

    	The accompanying consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the three months ended March 31, 1996 and 1997 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31,1996 has been derived from the audited financial statements.

    	Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC on Form 10-KSB for the year ended December 31, 1996. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB. The accompanying consolidated balance sheet as of December 31, 1996 has been derived from the audited financial statements.

2.   RECLASSIFICATIONS:

    	Certain prior period items have been reclassified to conform to the current year's presentation.

3.   ORGANIZATION:

    	The accompanying financial statements of the Company for the three months ended March 31, 1996 and 1997 are presented on a consolidated basis, and include the accounts of the Company, Chicago Pizza Northwest, Inc. and BJ's Lahaina, L.P. during the periods owned. All significant intercompany transactions and balances have been eliminated.

    	On March 29, 1996, the Company acquired 26 restaurants located in Oregon and Washington by providing the funding for the Debtor's (Pietro's Corp.) Plan of Reorganization. The Company funded the Debtor's Plan of Reorganization on March 29, 1996, and thereby acquired all the stock in the reorganized entity known as Chicago Pizza Northwest, Inc. On May 15, 1996, the Company agreed to sell seven of the restaurants purchased from Pietro's Holdings. Two of the restaurants were sold on May 31, 1996, two additional restaurants were sold on June 24, 1996 and three additional restaurants were sold on June 26, 1996.

    	On February 19, 1997, the Pietro's restaurant located in Aloha, Oregon was heavily damaged by fire. The Company maintained insurance for such an event, and has recorded a receivable from the insurance carrier for the loss of personal property. The Company intends to refurbish the restaurant and resume operations at this location. The Company is presently negoiating with its insurance carrier the full amount of the settlement due for the loss / damage of of property covered by its replacement cost policy; it is possible the Company will recognize a gain on the involuntary loss of its property when the final settlement amount is determined. A business interruption insurance policy will substantially offset the loss of business during the rebuilding period.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
			       RESULTS OF OPERATIONS


    	The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's prospectus dated October 8, 1996 (the "Prospectus"), including, without limitation: (i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California and current concentration in the Northwest, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages, including without limitation the recent increase in minimum wage, (vii) consumer trends,
(viii) potential uninsured losses and liabilities, (ix) trademark and servicemark risks, and (x) other general economic and regulatory conditions and requirements. For further information, please see the Company's Prospectus.

GENERAL

    	In March and April 1996, the Company developed two new restaurants in Westwood Village (Los Angeles) and Brea, California, respectively. In addition, on March 29, 1996 the Company acquired 26 restaurants located in Washington and Oregon (the "Pietro's Acquisition") by providing the funding for a plan of reorganization filed with the U.S. Bankruptcy Court by Pietro's Corporation, a Washington state corporation. The Company sold 7 of the 26 restaurants in the second quarter of 1996 for no gain or loss. In February 1997, the Company developed an additional restaurant and microbrewery in Boulder, Colorado. Consequently, the results of operations for the three-month period ended
March 31, 1997 are not necessarily comparable to the results of operations for the same period in 1996.

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

    	Certain pre-opening costs, including direct and incremental costs associated with the opening of a new restaurant, are amortized over a period of one year from the opening date of such restaurant. These costs include primarily those incurred to train a new restaurant management team, food, beverage and supply costs incurred to test all equipment and systems, and any rent or operating expenses incurred prior to opening. Construction costs, including leasehold capital improvements are amortized over the remaining useful life of the related asset, or, for leasehold improvements, over the initial term, if less.

    	The Company's conversion of five of its restaurants from "BJ's Chicago Pizzerias" to BJ'S PIZZA & GRILL restaurants resulted in above-normal food and labor costs in late 1995, and the first half of 1996 -- results which Management believes are similar to that normally experienced in the opening of a new restaurant. Management believes that the conversions were a significant contributing factor to substantial comparable store sales increases experienced by the affected restaurants during 1996. The Company utilizes a calendar year-end for financial reporting purposes.


RESULTS OF OPERATIONS
     Three-Month Period Ended March 31, 1996 Compared to Three-Month Period Ended March 31, 1997.

   	 Revenues. Total revenues for the three-month period ended March 31, 1997 increased to $5,783,000, from $1,768,000 for the comparable period in 1996, an increase of $4,015,000 or 227.1%. The 19 northwest restaurants which were acquired on March 29, 1996 and subsequently retained by the Company (the "Northwest Restaurants") accounted for $2,580,000 of revenues for the three-month period ended March 31, 1997. Excluding the Northwest Restaurants, total revenues for the three-month period ended March 31, 1997 increased to $3,203,000 from $1,768,000, an increase of $1,435,000 or 81.2% for the comparable period in 1996. The increase was primarily due to the opening of the Westwood Village (Los Angeles) and Brea, California restaurants in March and April 1996 respectively, as well as the opening of the Boulder, Colorado restaurant in February, 1997. Revenues for the seven stores open the entire comparable period increased to $1,773,000 from $1,716,000 or 3.3%.

    	Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $1,708,000 for the three-month period ended
March 31, 1997 from $546,000 for the comparable period in 1996, an increase of $1,162,000 or 212.8%. As a percentage of revenues, cost of sales decreased to 29.5% for the period from 30.9% for the comparable period in 1996. The Northwest Restaurants accounted for $797,000 of cost of sales for the three-month period ended March 31, 1997. Excluding the Northwest Restaurants, cost of sales for the three-month period ended March 31, 1997 increased to $911,000 from $546,000 for the comparable period in 1996, an increase of 66.8%. Excluding the Northwest Restaurants, as a percentage of revenues, cost of sales decreased to 28.4% for the three-month period ended March 31, 1997 from 30.9% for the comparable period in 1996. Management believes that cost of sales as a percentage of sales decreased primarily due to the following factors:
(i) additional non-recurring costs incurred during 1996, as anticipated, relating to the testing and initial implementation phase of the menu expansion, and (ii) special promotional pricing of certain of the new menu items through May 1996.


    	Labor. Labor costs for the restaurants increased to $1,955,000 for the three-month period ended March 31, 1997 from $749,000 for the comparable period in 1996, an increase of $1,206,000 or 161.0%. The Northwest Restaurants, acquired on March 29, 1996, accounted for $861,000 of labor costs for the three-month period ended March 31, 1997. Excluding the Northwest Restaurants, labor costs for the three-month period ended March 31, 1997 increased to $1,094,000 from $749,000 for the comparable period in 1996, an increase of 46.1%. Excluding the Northwest Restaurants, as a percentage of revenues, labor costs decreased to 34.2% for the three-month period ended March 31, 1997 from 42.4% for the comparable period in 1996. Management believes this decrease resulted due to the implementation during 1996 of the new menu and expanded concepts which required re-training of all restaurant employees. In addition, the Company temporarily increased the number of staff members per shift in both the kitchen and dining room in order to maintain a high level of service during the transition period. As of June 1996, labor was reduced to levels which Management believes are more representative of ongoing staffing requirements. The decrease in labor cost as a percentage of revenue was achieved despite the recent increase in the Federal, California and Oregon minimum wage.

    	Occupancy. Occupancy costs increased to $576,000 for the three-month period ended March 31, 1997 from $140,000 for the comparable period in 1996, an increase of $436,000 or 311.4%. The Northwest Restaurants accounted for $296,000 of occupancy costs for the three-month period ended March 31, 1997. Excluding the Northwest Restaurants, occupancy costs for the three-month period ended March 31, 1997 increased to $280,000 from $140,000 for the comparable period in 1996, an increase of 100.0%. Management believes that the increase was due primarily to the opening of the Westwood (Los Angeles) and Brea, California restaurants in March and April 1996, respectively, and the opening of the Boulder, Colorado restaurant in February, 1997. Excluding the Northwest Restaurants, as a percentage of revenues, occupancy costs increased to 8.7% for the three-month period ended March 31, 1997 from 7.9% for the comparable period in 1996. Management believes that the increase in occupancy costs as a percent of revenue was due to (i) annual rental increases experienced in many of the restaurants, and (ii) higher occupancy costs relative to revenues generated by the newly-opened Boulder, Colorado restaurant.

    	Operating Expenses. Operating expenses increased to $780,000 for the three-month period ended March 31, 1997 from $285,000 for the comparable period in 1996, an increase of $495,000 or 173.7%. The Northwest Restaurants, acquired on March 29, 1996, accounted for $418,000 of operating expenses for the three-month period ended March 31, 1997. Excluding the Northwest Restaurants, operating expenses for the three-month period ended March 31, 1997 increased to $362,000 from $285,000 for the comparable period in 1996. Management believes that the $77,000 or 27.0% increase resulted primarily from the opening of the Westwood (Los Angeles) and Brea, California restaurants in March and April
1996, respectively and the opening of the Boulder, Colorado restaurant in February, 1997. Excluding the Northwest Restaurants, as a percentage of revenue, operating expenses decreased to 11.3% for the three-month period ended March 31, 1997 from 16.1% for the comparable period in 1996. Management believes that the primary reason for the decrease in operating expenses as a percentage of revenue was an increased focus on operating the restaurants more efficiently as well as the implementation of improved expense monitoring systems. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

    	General and Administrative Expenses. General and administrative expenses increased to $664,000 for the three-month period ended March 31, 1997 from $227,000 for the comparable period in 1996, a $437,000 or 192.5% increase. The Northwest Restaurants, accounted for $228,000 of general and administrative expenses for the three-month period ended March 31, 1997. As a percentage of revenues, general and administrative expenses decreased to 11.5% for the three-month period ended March 31, 1997 from 12.8% for the comparable period in 1996. Management believes that, in general, general and administrative expenses increased due to the increased expenses associated with being a publicly held company; however, Management believes that as a percentage of revenues, general and administrative expenses decreased due to their being more than offset by the increase in revenue from the opening of the Westwood (Los Angeles), Brea, California and Boulder, Colorado restaurants, as well as the increase in revenue from the acquisition of the Northwest Restaurants.

    	Depreciation and Amortization. Depreciation and amortization increased to $269,000 for the three-month period ended March 31, 1997 from $110,000 for the comparable period in 1996, a $159,000 or 144.5% increase. The Northwest restaurants accounted for $82,000 of depreciation and amortization for the three-month period ended March 31, 1997. Excluding the Northwest Restaurants, depreciation and amortization for the three-month period ended March 31, 1997 increased to $187,000 from $110,000 for the comparable period in 1996. Management believes that the increase was primarily due to (i) the addition of the Westwood (Los Angeles) and Brea, California restaurants in March and
April 1996, respectively, as well as the addition of the Boulder, Colorado restaurant in February, 1997, and (ii) the amortization of pre-opening costs relating to the Westwood, Los Angeles, Brea, California and Boulder, Colorado restaurants totaling $55,000.

    	Interest Expense, Net. Interest expense, net of interest income, decreased to $17,000 for the three-month period ended March 31, 1997 from $63,000 for the comparable period in 1996, a decrease of $46,000 or 73.0%. The decrease was primarily due to an increase in interest income from invested proceeds from the Company's initial public offering in October, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     	On October 15, 1996 the Company completed its initial public offering (the "Offering") of 1,800,000 shares of Common Stock and 1,800,000 Redeemable Warrants pursuant to the Prospectus. On November 26, 1996, the Representative of the underwriters of the Offering exercised the over-allotment option pursuant to the Prospectus to purchase 270,000 additional Redeemable Warrants (the "Over-Allotment Option"). The Offering, including the Over-Allotment Option resulted in approximately $6,804,000 in net proceeds. The funds have been and will be used for the continued development of the Northwest Restaurants, the Boulder, Colorado restaurant, and other sites, if possible, as well as for the reduction of debt and increased working capital.

    	The Company historically has operated without working capital, but it does not have significant inventory or trade receivables and customarily receives several weeks of credit in purchasing food and supplies. For years prior to 1996, the Company had working capital deficiencies resulting primarily from its operating losses, acquisition costs and restaurant development costs. Since the completion of the Offering in October of 1996, the Company has invested in restaurant development and reduced debt. Net cash provided by operating activities for the three-month periods ended March 31, 1996 and March 31, 1997 were $249,000 and $221,000, respectively. Capital expenditures for the three-month periods ended March 31, 1996 and March 31, 1997 were $4,486,000 and $794,000, respectively. The acquisitions of the Northwest Restaurants and the Brea leasehold interests accounted for $3,522,000 of total capital expenditures for the three-month period ended March 31, 1996. The balance of capital expenditures for that period, and total capital expenditures for the three-month period ending March 31, 1997, were for the acquisition of restaurant and brewery equipment and leasehold improvements to develop or convert the acquired restaurants.

   	 During 1995 and early 1996 the Company developed and implemented its extended menu, restaurant concept change and brewery concept for the BJ'S PIZZA GRILL & BREWERY and BJ'S PIZZA & GRILL restaurants. Expenditures for the new menu items included food development costs, menu development costs, menu design and printing, management and staff training and new kitchen equipment to facilitate new menu items. Expenditures for the BJ'S PIZZA, GRILL & BREWERY and BJ'S PIZZA & GRILL restaurant concepts included new interior design, logo design, signage design and uniform design. Expenditures for the brewery concept included the hiring of a director of brewing operations, beer menu development costs and brewery design. Management believes they completed the menu development and restaurant concept development phase of its business plan in the second quarter of 1996 and that the costs associated with many of these changes were non-recurring.

    	Management believes the Company can be profitable through increased sales relating to its expanded menu and to the conversion and refurbishment of the Northwest Restaurants. Management also believes that profitability may be enhanced by reduced costs associated with Company produced beer and vendor volume purchasing associated with the Northwest Restaurant acquisition, and the Company's restaurant openings in Westwood Village (Los Angeles) Brea, California and Boulder, Colorado.

    	The Company currently intends to utilize remaining capital primarily for the conversion and refurbishment of restaurants in the Northwest and the acquisition of other sites, if possible, as well as for working capital purposes. Management currently anticipates a total of $4,800,000 in additional capital expenditure requirements, which includes requirements for the Northwest Restaurant conversions and other sites, if possible. Management opened a BJ'S PIZZA & GRILL in Eugene, Oregon in April, 1997, and is currently in various stages of converting several of the Northwest Restaurants. Management intends to continue to develop and convert the Northwest Restaurants through 1997 and to complete the conversion in the second quarter of 1998. Management believes that the net proceeds from the Company's Offering and operating cash flow will be sufficient for the Company to fund its operations and continue to meet its business plan over the next 12 months. While Management will be required to close certain restaurants or sections of such restaurants while undergoing conversion, Management believes that it can somewhat lessen the impact of such closings by coordinating with neighboring locations, where possible, to continue delivery operations. However, no assurance can be given that Management can successfully implement such objective. Further, there can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not require additional financing, or that such financing will be available if necessary.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    	In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the replacement of primary earnings per share with basic earnings per share. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The Company will be required to adopt the provisions of SFAS
No. 128 for 1997. It is not expected that the adoption of SFAS No. I28 will have a material impact on earnings per share results reported by the Company under the Company's current capital structure.

    	Other recently issued standards of the FASB are not expected to affect the Company as conditions to which those standards apply are absent.

                        				     PART II

Item  1.  LEGAL PROCEEDINGS

Not Applicable

Item  2.  CHANGES IN SECURITIES

None

Item  3.  DEFAULTS UPON SENIOR SECURITIES

None

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item  5.  OTHER INFORMATION

None

Item  6.  EXHIBITS AND REPORTS ON FORM 8-K

         	(a)  Exhibits

  	       Exhibit
	         Number    Description
	         ------    -----------
		           3.1    Incorporated by reference to the Amended and Restated
       	  	        	Articles of Incorporation of the Company, as amended,
		                 	filed as Exhibit 3.1 to Registration Statement
                    No. 333-5182-LA on Form SB-2 filed on June 28, 1996.

         		  3.2    Incorporated by reference to the Bylaws of the Company
		                 	filed as Exhibit 3.2 to Registration Statement
		                 	No. 333-5182-LA on Form SB-2 filed on June 28, 1996.

          	 10.1    Real Estate Lease, dated February 20, 1997, between Chicago
		                 	Pizza Northwest and Olympic Capital Group for
		                 	administrative office space

         		 27.1    Financial Data Schedule

         	(b)   Reports on Form 8-K

          		None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         						  CHICAGO PIZZA & BREWERY, INC.
						                                           (Registrant)


May 15, 1997                                    By:  /s/ PAUL A. MOTENKO
                                         					       Chief Executive Officer,
						                                               Vice President, Secretary
						                                               and Chairman of the Board
						                                               of Directors



	 	                                       				  By:  /s/ JEREMIAH J. HENNESSY
						                                               Jeremiah J. Hennessy
						                                               President, Chief
						                                               Operating Officer,
						                                               Chief Financial Officer
						                                               and Director