Form 10QSB
period 1997-06-30
CHICAGO PIZZA & BREWERY INC
filed 1997-08-14
CIK 1013488

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
                           --        --


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: At August 4, 1997, 6,408,321 shares of the small business issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one):
     Yes    No   X
        ---     ---

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                                                                   PAGE
                                                                   ----
PART I.    FINANCIAL INFORMATION

Item   1.         Consolidated Financial Statements

     Consolidated Balance Sheets -
          December 31, 1996 and June 30, 1997                        1

     Consolidated Statements of  Operations -
          Three Months and Six Months Ended
          June 30, 1996 and June 30, 1997                            2

     Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1996
          and June 30, 1997                                          3

     Notes to Consolidated Financial Statements                      4

Item  2.     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             5

     Results of Operations                                           6
     Liquidity and Capital Resources                                 9

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings                                       10

Item 2.     Changes in Securities                                   10

Item 3.     Defaults Upon Senior Securities                         10

Item 4.     Submission of Matters to a Vote of
     Security Holders                                               10

Item 5.     Other Information                                       11

Item 6.     Exhibits and Reports on Form 8-K                        11

SIGNATURES

                                    PART I

                    ITEM  1.  CONSOLIDATED FINANCIAL STATEMENTS

                     CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS



                                                         December 31,      June 30,
  ASSETS                                                      1996           1997
----------                                              --------------   ------------

Current assets:

  Cash and cash equivalents                              $ 5,485,808     $ 3,715,210
  Restricted cash                                            200,000         200,000
  Accounts receivable                                        157,422         193,908
  Inventory                                                  256,668         293,429
  Prepaids and other current assets                          343,176         398,113
                                                        -------------    ------------
  Total current assets                                     6,443,074       4,800,660

Property and equipment, net                                6,234,061       7,434,096
Other assets                                                 191,118         268,413
Restricted cash                                              369,123         369,123
Intangible assets, net                                     5,676,349       5,590,522
                                                         ------------    ------------
TOTAL ASSETS                                             $18,913,725     $18,462,814
                                                         ============    ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------

Current liabilities:
  Accounts payable                                       $ 1,264,798     $ 1,211,402
  Accrued expenses                                         1,199,092       1,232,681
  Notes payable to related parties                           328,681         315,806
  Current portion of long-term debt                          255,636         230,438
  Current portion of obligations under capital leases         66,266          62,935
                                                         ------------    ------------
    Total current liabilities                              3,114,473       3,053,262

Notes payable to related parties                           2,386,547       2,228,955
Obligations under capital leases                             110,322          84,557
Long-term debt                                               816,187         680,899
Other liabilities                                            147,771         141,551
                                                         ------------    ------------
    Total liabilities                                      6,575,300       6,189,224

Minority interest in partnership                             215,128         208,952

Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized, none
       issued or outstanding
  Common stock, no par value, 60,000,000 shares
  authorized, 6,408,321 issued and outstanding            15,039,646      15,039,646
  Capital surplus                                          1,196,029       1,196,029
  Accumulated deficit                                     (4,112,378)     (4,171,037)
                                                         ------------    ------------
    Total shareholders' equity                            12,123,297      12,064,638
                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $18,913,725     $18,462,814
                                                         ============    ============


                                 See accompanying notes.


                             CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Three Months Ended June 30,         Six Months Ended June 30,
                                                        -----------------------------      -----------------------------
                                                             1996            1997               1996            1997
                                                        -------------   -------------      -------------   -------------

Revenues                                                 $ 6,539,799     $ 6,641,662        $ 8,308,054     $12,424,858
Cost of sales                                              2,068,092       1,942,645          2,614,190       3,650,504
                                                        -------------   -------------      -------------   -------------
  Gross profit                                             4,471,707       4,699,017          5,693,864       8,774,354

Operating expenses:
  Labor and benefits                                       2,339,259       2,275,406          3,088,130       4,230,189
  Occupancy                                                  590,253         602,330            730,716       1,177,946
  Operating expenses                                       1,008,972         832,494          1,293,635       1,612,768
  General and administrative                                 605,472         687,602            832,926       1,351,168
  Depreciation and amortization                              326,695         334,346            436,359         603,205
                                                        -------------   -------------      -------------   -------------
  Total operating expenses                                 4,870,651       4,732,178          6,381,766       8,975,276

  Loss from operations                                      (398,944)        (33,161)          (687,902)       (200,922)
Other income (expense):
  Gain on involuntary conversion of assets                                   190,722                            190,722
  Interest expense, net                                     (322,553)        (40,876)          (385,659)        (58,115)
  Other                                                        5,080          (1,107)             7,342           9,112
                                                        -------------   -------------      -------------   -------------
  Total other income (expense)                              (317,473)        148,739           (378,317)        141,719
                                                        -------------   -------------      -------------   -------------
  Income (loss) before minority
     interest and income taxes                              (716,417)        115,578         (1,066,219)        (59,203)
Minority interest in partnership                              11,842           2,558             (1,444)          6,176
                                                        -------------   -------------      -------------   -------------
  Income (loss) before income taxes                         (704,575)        118,136         (1,067,663)        (53,027)
Income tax expense                                            (3,200)                            (7,081)           (800)
                                                        -------------   -------------      -------------   -------------
  Net income (loss)                                      $  (707,775)    $   118,136        $(1,074,744)    $   (53,827)
                                                        =============   =============      =============   =============

Net income (loss) per common share                            $(0.19)         $ 0.02             $(0.28)         $(0.01)
                                                              =======         =======            =======         =======

Weighted average common shares outstanding                 3,788,878       6,408,321          3,788,878       6,408,321
                                                           ==========      ==========         ==========      ==========


                                        See accompanying notes.


                                   CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Six Months Ended June 30,
                                                                     ---------------------------
                                                                    1996                     1997
                                                               -------------            -------------

Cash flows provided by (used in) operating activities:
  Net loss                                                     $ (1,074,744)            $    (53,827)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                     377,243                  603,205
  Minority interest in partnership                                    1,444                   (6,176)
  Noncash interest and consulting expense on
        private placement offering warrants                          50,000
  Changes in assets and liabilities:
     Accounts receivable                                             (2,756)                 (36,486)
     Inventory                                                       27,932                  (36,761)
     Prepaids and other current assets                             (724,096)                (135,115)
     Other assets                                                  (220,416)                 (77,295)
     Accounts payable                                               856,057                  (53,396)
     Accrued expenses                                               311,581                   33,589
     Other liabilities                                              176,520                   (6,220)
                                                               -------------            -------------
        Net cash provided by  (used in)
           operating activities                                    (221,235)                 231,518
                                                               -------------            -------------
Cash flows used by investing activities:
  Acquisition of Chicago Pizza Northwest                         (2,591,208)
  Acquisition of Brea, California Micro-brewery
     leasehold interests                                           (930,400)
  Purchase of equipment                                          (1,367,060)              (1,637,235)
  Capitalized leases                                               (145,249)
  Proceeds from Abby's sale, net of expenses                        950,000
                                                               -------------            -------------
        Net cash used in investing activities                    (4,083,917)              (1,637,235)
                                                               -------------            -------------
Cash flows provided by (used in) financing activities:
  Borrowing on related party debt                                 3,100,000
  Borrowing on short-term debt                                      227,912
  Borrowing on long-term debt                                       750,771
  Payments on related party debt                                   (396,888)                (170,467)
  Payments on long-term debt                                       (303,293)                (160,486)
      Increase in capital lease obligations                         145,249
  Capital lease payments                                            (15,389)                 (29,096)
      Distribution to minority interest                                                       (4,832)
                                                               -------------            -------------
        Net cash provided by (used in)
           financing activities                                   3,508,362                 (364,881)
                                                               -------------            -------------
        Net decrease in cash and cash equivalents                  (796,790)              (1,770,598)
Cash and cash equivalents, beginning of period                    1,791,769                5,485,808
                                                               -------------            -------------
Cash and cash equivalents, end of period                       $    994,979              $ 3,715,210
                                                               =============             ============


                                               See accompanying notes.

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the three months and six months ended June 30, 1996 and 1997 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31,1996 has been derived from the audited financial statements of the Company.

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

3.   ORGANIZATION:

     The accompanying financial statements of the Company for the three months and six months ended June 30, 1996 and 1997 are presented on a consolidated basis, and include the accounts of the Company, Chicago Pizza Northwest, Inc. and BJ's Lahaina, L.P. during the periods owned. All significant intercompany transactions and balances have been eliminated.

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

     On June 1, 1997, an additional restaurant acquired from Pietro's Holdings was sold to an independent operator. This restaurant, located in North Bend, Oregon did not figure significantly in the Company's future plans and would have required a commitment by the Company to a long-term lease extention.

     On February 19, 1997, the Pietro's restaurant located in Aloha, Oregon was heavily damaged by fire. The Company has received a preliminary settlement from the insurance carrier for the loss of personal property. This settlement, due to the coverage provided by the Company's replacement cost policy, resulted in the recognition of a gain during the second quarter of 1997 on this involuntary conversion of assets. The Company is presently in the early stages of refurbishing the restaurant and will resume operations at this location. A business interruption insurance policy will substantially offset the loss of business during the rebuilding period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those factors discussed herein including, without limitation: (i) the Company's ability to manage growth and conversions, (ii) construction delays,
(iii) marketing and other limitations as a result of the Company's historic concentration in Southern California and current concentration in the Northwest, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages, including without limitation the recent increase in minimum wage, (vii) consumer trends, (viii) potential uninsured losses and liabilities, (ix) trademark and servicemark risks, and (x) other general economic and regulatory conditions and requirements.

GENERAL

     In March and April, 1996, the Company opened two new restaurants in Westwood Village (Los Angeles) and Brea, California, respectively. In addition, on March 29, 1996 the Company acquired 26 restaurants located in Washington and Oregon by providing the funding for a plan of reorganization filed with the U.S. Bankruptcy Court by Pietro's Corporation, a Washington state corporation. The Company sold 7 of the 26 restaurants in the second quarter 1996 and 1 of the restaurants in the second quarter 1997. The Company has also developed a restaurant and brewery in Boulder, Colorado in February 1997 and converted a Pietro's restaurant to the BJ's concept in Eugene, Oregon in April 1997. Consequently, the results of operations for 1997 are not necessarily comparable to the results of operations for the same period in 1996.

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

     Certain pre-opening costs, including direct and incremental costs associated with the opening of a new restaurant, are amortized over a period of one year from the opening date of such restaurant. These costs include primarily those incurred to train a new restaurant management team, food, beverage and supply costs incurred to test all equipment and systems, and any rent or operating expenses incurred prior to opening. Construction costs, including leasehold capital improvements are amortized over the remaining useful life of the related asset, or for leasehold improvements, over the initial term of the lease, if less.

     The Company utilizes a calendar year-end for financial reporting purposes.

RESULTS OF OPERATIONS
     Three-Month Period Ended June 30, 1997 Compared to Three-Month Period Ended June 30, 1996

     Revenues. Total revenues for the three-month period ended June 30, 1997 increased to $6,642,000, from $6,540,000 for the comparable period in 1996, an increase of $102,000 or 1.6%. The increase in revenues for the three-month period ended June 30, 1997 was due primarily to the opening of the BJ's Pizza, Grill & Brewery restaurant in Boulder, Colorado in February of 1997, an increase in sales at the BJ's restaurants open the entire comparable period of 9.0% and the increase in sales due to the conversion of the Pietro's restaurant in Eugene, Oregon to the BJ's concept in April, 1997. The converted restaurant in Eugene achieved a $199,000 or 127.6% increase in sales from the second quarter of 1996 compared to the second quarter of 1997 despite being closed 25 days for renovation during the 1997 period. The increase in total revenues was achieved despite the sale of 7 Pietro's restaurants in May and June 1996, a decrease in sales at the Pietro's restaurants open the entire comparable period of 3.8%, the sale of 1 Pietro's restaurant in May 1997, the closure for conversion to the BJ's concept of a Pietro's restaurant in Portland, Oregon (Stark St.) for 2 weeks in June 1997 and the closure of the Pietro's restaurant in Aloha, Oregon for the entire second quarter of 1997 due to fire damage. The increase in comparable store sales at the BJ's restaurants was primarily due to increased customer counts at its Brea, California and Lahaina, Maui, Hawaii restaurants. The decrease in comparable store sales at the Pietro's restaurants was primarily due to the decrease in coupon based advertising. Management believes that as the Pietro's restaurants are converted to the BJ's concept such restaurants will experience significant sales increases.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants decreased to $1,943,000 for the three months ended June 30, 1997 from $2,068,000 for the comparable period in 1996, a decrease of $125,000 or 6.0%. As a percentage of revenues, cost of sales decreased to 29.3% for the period from 31.6% for the comparable period in 1996. The decrease in cost of sales as a percentage of revenues is primarily due to more efficient purchasing and enhanced control systems at the BJ's restaurants and a reduction in discounting at the Pietro's restaurants.

     Labor. Labor costs for the restaurants decreased to $2,275,000 for the three-month period ended June 30, 1997 from $2,339,000 for the comparable period in 1996, a decrease of $64,000 or 2.7%. As a percentage of revenues, labor decreased to 34.3% for the period from 35.8% for the comparable period in 1996. During the first half of 1996 labor costs were elevated in the BJ's restaurants due to increased staffing and training relating to the implementation of the major menu and concept expansion and the openings of the BJ's restaurants in Westwood Village (Los Angeles) and Brea, California, in March and April of 1996, respectively. The decrease in labor cost as a percentage of revenue was achieved despite an increase in the Federal, California and Oregon minimum wage.

     Occupancy. Occupancy costs increased to $602,000 for the three-month period ended June 30, 1997 from $590,000 for the comparable period in 1996, an increase of $12,000 or 2.0%. As a percentage of revenues, occupancy increased to 9.1% for the period from 9.0% for the comparable period in 1996.
Management believes that occupancy costs as a percentage of revenues will decrease as anticipated revenue increases are achieved from the conversion of the Pietro's restaurants to the BJ's concept.

     Operating Expenses. Operating expenses decreased to $832,000 for the three-month period ended June 30, 1997 from $1,009,000 for the comparable period in 1996, a decrease of $177,000 or 17.5%. As a percentage of revenue, operating expenses decreased to 12.5% for the period from 15.4% for the comparable period in 1996. The primary reason for the decrease in operating expenses as a percentage of revenue was an increased focus on operating the restaurants more efficiently as well as the implementation of improved expense monitoring systems. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

     General and Administrative Expenses. General and administrative expenses increased to $688,000 for the three-month period ended June 30, 1997 from $605,000 for the comparable period in 1996, an $83,000 or 13.7% increase. As a percentage of revenue, general and administrative expenses increased to 10.4% for the period from 9.2% for the comparable period in 1996. The increase in general and administrative costs both in total and as a percentage of sales for the period is primarily due to the increased expenses associated with being a publicly held company and the hiring of additional personnel relating to the physical and operational conversions of the Pietro's restaurants to the BJ's concept.

     Depreciation and Amortization. Depreciation and amortization increased to $334,000 for the three-month period ended June 30, 1997 from $327,000 for the comparable period in 1996, an increase of $7,000 or 2.1%. The increase in depreciation and amortization is primarily due to the addition of the Boulder, Colorado restaurant in February of 1997 and the amortization of pre-opening costs associated with the Boulder, Colorado and Eugene, Oregon restaurants, offset significantly by the reduction of pre-opening expenses from the openings of the Westwood Village (Los Angeles) and Brea, California restaurants in March and April of 1996, respectively.

      Interest Expense, Net. Interest expense, net of interest income of $48,000, decreased to $41,000 for the three-month period ended June 30, 1997 from $323,000, net of interest income of $15,000, for the comparable period in 1996, a decrease of $282,000. The decrease was primarily due to (i) the conversion in October 1996 of $3,000,000 in convertible debt, issued in February 1996, into common stock and warrants and the resulting elimination of interest expense and finance costs associated with the convertible debt and
(ii) the increase in interest income from invested proceeds from the Company's initial public offering in October 1996.

RESULTS OF OPERATIONS

     Six-Month Period Ended June 30, 1997 Compared to Six-Month Period Ended June 30, 1996

     Revenues. Total revenues for the six-month period ended June 30, 1997 increased to $12,425,000 from $8,308,000 for the comparable period in 1996, an increase of $4,117,000 or 49.6%. Excluding the Northwest Restaurants, which were not owned the entire comparable period of 1996, total revenues for the six-month period ended June 30, 1997 increased to $7,076,000 from $4,751,000 an increase of $2,325,000 or 48.9% for the comparable period in 1996. The increase was primarily due to the opening of the Westwood Village (Los Angeles) and Brea, California restaurants in March and April 1996 respectively, as well as the opening of the Boulder, Colorado restaurant in February, 1997. Revenues for the seven stores open the entire six-month comparable period increased to $3,800,000 in 1997 from $3,621,000 in 1996 or 4.9%.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $3,651,000 for the six-month period ended June 30, 1997 from $2,614,000 for the comparable period in 1996, an increase of $1,037,000 or 39.7%. However, as a percentage of revenues, cost of sales decreased to 29.4% for the period from 31.5% for the comparable period in 1996. Excluding the Northwest Restaurants, as a percentage of revenues, cost of sales decreased to 28.6% for the period from 30.8% for the comparable period in 1996. The decrease in cost of sales as a percentage of revenue was primarily due to additional non-recurring costs incurred during 1996 relating to the testing and initial implementation phase of the menu expansion, special promotional pricing of certain of the new menu items through May 1996 and more efficient purchasing and enhanced control systems.

      Labor. Labor costs for the restaurants increased to $4,230,000 for the six-month period ended June 30, 1997 from $3,088,000 for the comparable period in 1996, an increase of $1,142,000 or 37.0%. However, as a percentage of revenues, labor decreased to 34.0% for the period from 37.2% for the comparable period in 1996. Excluding the Northwest Restaurants, as a percentage of revenues, labor costs decreased to 34.2% for the six-month period ended June 30, 1997 from 39.8% for the comparable period in 1996. The decrease in labor costs as a percentage of revenue was primarily due to the elevated labor costs in the first half of 1996 associated with the planned extra staffing during the opening months of the Westwood Village (Los Angeles) and Brea, California restaurants and the implementation of the major menu and concept expansion in 1996.

     Occupancy. Occupancy costs increased to $1,178,000 for the six-month period ended June 30, 1997 from $731,000 for the comparable period in 1996, an increase of $447,000 or 61.1%. As a percentage of revenues, occupancy increased to 9.5% for the period from 8.8% for the comparable period in 1996. Excluding the Northwest Restaurants, as a percentage of revenues, occupancy costs increased to 8.3% for the six-month period ended June 30, 1997 from 8.0% for the comparable period in 1996. The increase in occupancy costs as a percent of revenue was primarily due to annual rental increases experienced in several of the restaurants.

     Operating Expenses. Operating expenses increased to $1,613,000 for the six-month period ended June 30, 1997 from $1,294,000 for the comparable period in 1996, an increase of $319,000 or 24.7%. However, as percentage of revenues, operating expenses decreased to 13.0% for the period from 15.6% for the comparable period in 1996. Excluding the Northwest Restaurants, as a percentage of revenue, operating expenses decreased to 11.0% for the six-month period ended June 30, 1997 from 15.1% for the comparable period in 1996. The primary reason for the decrease in operating expenses in total and as a percentage of revenues was an increased focus on operating the restaurants more efficiently as well as the implementation of improved expense monitoring systems. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.


     General and Administrative Expenses. General and administrative expenses increased to $1,351,000 for the six-month period ended June 30, 1997 from $833,000 for the comparable period in 1996, a $518,000 or 62.2% increase. As a percentage of revenue, general and administrative expenses increased to 10.9% for the six-month period ended June 30, 1997 from 10.0% for the comparable period in 1996. The increase in general and administrative expenses in total and as a percentage of revenues for the six-month period ended June 30, 1997 was due to the acquisition of the Northwest Restaurants in March 1996, increased expenses associated with being a publicly held company and the hiring of additional personnel relating to the physical and operational conversion of the Pietro's restaurants to the BJ's concept.

      Depreciation and Amortization. Depreciation and amortization increased to $603,000 for the six-month period ended June 30, 1997 from $436,000 for the comparable period in 1996, an increase of $167,000 or 38.3%. The increase was primarily due to the acquisition of the Northwest restaurants in March 1996 and the opening of the Westwood Village (Los Angeles) and Brea, California restaurants in March and April 1996, and the opening of the Boulder, Colorado restaurant in February 1997.

     Interest Expense, Net. Interest expense, net of interest income of $118,000, decreased to $58,000 for the six-month period ended June 30, 1997 from $386,000, net of interest income of 30,000, for the comparable period in 1996, a decrease of $328,000 or 85.0%. The decrease was primarily due to (i) the conversion in October 1996 of $3,000,000 in convertible debt, issued in February 1996, into common stock and warrants and the resulting elimination of interest expense and finance costs associated with the convertible debt and
(ii) the increase in interest income from investment of the proceeds of the Company's initial public offering in October 1996.

LIQUIDTY AND CAPITAL RESOURCES

     On October 15, 1996 the Company completed its initial public offering (the "Offering") of 1,800,000 shares of Common Stock and 1,800,000 Redeemable Warrants. On November 26, 1996, the representative of the underwriters of the Offering exercised the over-allotment option pursuant to the Prospectus to purchase 270,000 additional Redeemable Warrants (the "Over-Allotment Option"). The Offering, including the Over-Allotment Option resulted in approximately $6,804,000 in net proceeds. The funds have been and will be used for the continued development of the Northwest Restaurants and other sites if possible, as well as for the reduction of debt and increased working capital.

      Since the completion of the Offering in October of 1996, the Company has invested in restaurant development and reduced debt. Net cash used by operating activities for the six-month period ended June 30, 1996 was $221,000 and net cash provided by operating activities for the six-month period ended June 30, 1997 was $232,000. The acquisitions of the 26 Northwest Restaurants, net of the proceeds from the sale of 7 of those restaurants, and the Brea leasehold interests accounted for $2,572,000 of total capital expenditures for the six-months ended June 30, 1996. The balance of capital expenditures for that period, and total capital expenditures for the six-months period ending June 30, 1997, were for the acquisition of restaurant and brewery equipment and leasehold improvements to develop or convert the acquired restaurants.

     During 1995 and early 1996 the Company incurred a number of non-recurring charges in connection with the development and implementation of its extended menu, restaurant concept change and brewery concept for the BJ's Pizza, Grill & Brewery and BJ's Pizza & Grill restaurants. Expenditures for the new menu items included food development costs, menu development costs, menu design and printing, management and staff training and new kitchen equipment to facilitate new menu items. Expenditures for the BJ's Pizza, Grill & Brewery and BJ's Pizza & Grill restaurant concepts included new interior design, logo design, signage design and uniform design. Expenditures for the brewery concept included the hiring of a director of brewing operations, beer menu development costs and brewery design.

     Management believes that the Company can become profitable through increased sales as a result of its expanded menu developed in 1996 and the continuing conversion and refurbishment of the Northwest Restaurants. Management also believes that profitability may be enhanced by reduced costs associated with Company produced beer and vendor volume purchasing discounts made possible with the acquisition of the Northwest Restaurants.

     The Company currently intends to utilize the remaining proceeds of the Offering primarily for the conversion and refurbishment of the Northwest Restaurants and the acquisition of other sites, if possible, as well as for working capital purposes. Management currently anticipates a total of $4,000,000 in additional capital expenditure requirements, which includes requirements for the Northwest Restaurant conversions and other sites, if possible. The Company opened a BJ's Pizza Grill & Brewery in Boulder, Colorado in February 1997 and a BJ's Pizza & Grill in Eugene, Oregon and Portland, Oregon (Stark St.) in April and July 1997, respectively and is scheduled to open a BJ's Pizza Grill & Brewery in Portland, Oregon (Jantzen Beach) in August 1997. Management intends to continue to develop and convert the Northwest Restaurants through 1997 and to complete the conversion in the second quarter of 1998. Management believes that the net proceeds from the Company's Offering and operating cash flow will be sufficient for the Company to fund its operations and continue to meet its business plan over the next 12 months. While Management will be required to close certain restaurants or sections of such restaurants while undergoing conversion, management believes that it can reduce the impact of such closings by coordinating with neighboring locations, where possible, to continue delivery operations. However, there can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not adversely impact the Company's ability to meet its operational objectives or require additional financing, or that such financing will be available if necessary.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the replacement of primary earnings per share with basic earnings per share. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The Company will be required to adopt the provisions of SFAS No. 128 for 1997. It is not expected that the adoption of SFAS No. 128 will have a material impact on earnings per share results reported by the Company under the Company's current capital structure.

     Other recently issued standards of the FASB are not expected to affect the Company as conditions to which those standards apply are absent.



                                    PART II

ITEM  1.  LEGAL PROCEEDINGS

     The Company closed its La Jolla Prospect restaurant in 1995 and the lease was assigned, subject to a continuing guarantee by the Company, to a third party restaurant operator. That operator defaulted on the terms of the lease as of May 1997 and filed bankruptcy under Chapter 7. The owner of the property has filed an action against the Company for the full rental obligation through the remaining term of the lease, which is estimated at $700,000. The Company is currently soliciting other restaurant operators to lease the property, and management believes the property will be leased in the near future. The Company has recorded a liability in the amount of the accrued rent through June 30, 1997, and Management does not believe that the action filed by the owner of the property will result in material liability to the Company.

ITEM  2.  CHANGES IN SECURITIES

None

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 12, 1997, the Company held its Annual Meeting of Shareholders. Shareholders voted upon the the election of directors and upon the ratification of Coopers & Lybrand, L.L.P., as the Company's independent public accountants for the fiscal year ending December 31, 1997. Paul Motenko, Jeremiah Hennessy, Alexander Puchner, Barry Grumman, Stanley Schneider, Steven Mayer, Robert Burke and Ernest Klinger, all of whom were directors prior to the Annual Meeting and were nominated by management for re-election, were re-elected at the meeting. The following votes were cast for each nominee:

(Table on following page.)




  NAME                           FOR        WITHHELD
  --------------------        ---------     --------

  Paul A. Moteklo             4,033,048      29,700
  Jeremiah J. Hennessy        4,032,748      30,000
  Alexander Puchner           4,024,448      38,300
  Barry J. Grumman            4,032,048      30,700
  Stanley B. Schneider        4,031,048      31,700
  Steven F. Mayer             4,023,448      39,300
  Robert Burke                4,024,448      38,300
  Ernest T. Klinger           4,024,448      38,300



     The following votes were cast for the ratification of Coopers & Lybrand, L.L.P., as the Company's independent public accountants for the fiscal year ending December 31, 1997: For: 4,049,262; Against: 11,400; Abstain: 2,086.

ITEM  5.  OTHER INFORMATION

None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           Exhibit
           Number     Description
           -------    -----------
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

                                   CHICAGO PIZZA & BREWERY, INC.
                                   (Registrant)


August 13, 1997                              By:  /s/ PAUL A. MOTENKO
                                                 --------------------
                                                 Paul A. Motenko
                                                 Chief Executive Officer, Vice
                                                 President and Chairman of the
                                                 Board of Directors



                                             By:  /s/ JEREMIAH J. HENNESSY
                                                 -------------------------
                                                 Jeremiah J. Hennessy
                                                 President, Chief Operating
                                                 Officer, Chief Financial
                                                 Officer and Director