Form 10QSB
period 1997-09-30
CHICAGO PIZZA & BREWERY INC
filed 1997-11-14
CIK 1013488

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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



     Check  whether  the  issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days.          Yes    X              No.
                                     -


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: At November 3, 1997, 6,408,321 shares of the small business issuer's common stock were outstanding.

     Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes        No      X
                    -----


                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES


                                                                      PAGE
                                                                      ----
PART I.   FINANCIAL INFORMATION

Item  1.  Consolidated Financial Statements

            Consolidated Balance Sheets -
              September 30, 1997 and December 31, 1996                   1

            Consolidated Statements of  Operations -
              Nine Months and Three Months Ended
              September 30, 1997 and September 30, 1996                  2

            Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1997
              and September 30, 1996                                     3

            Notes to Consolidated Financial Statements                   4

Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            5

            Results of Operations                                        6
            Liquidity and Capital Resources                              9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             11

Item 2.   Changes in Securities                                         11

Item 3.   Defaults Upon Senior Securities                               11

Item 4.   Submission of Matters to a Vote of
            Security Holders                                            11

Item 5.   Other Information                                             11

Item 6.   Exhibits and Reports on Form 8-K                              11

SIGNATURES


                                        PART I

                      ITEM  1.  CONSOLIDATED FINANCIAL STATEMENTS

                    CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


                                                        September 30,    December 31,
          ASSETS                                            1997             1996
-----------------------------------------------------  ---------------  --------------
Current assets:
  Cash and cash equivalents                            $    2,908,112   $   5,485,808
  Restricted cash                                             200,000         200,000
  Accounts receivable                                         211,789         157,422
  Inventory                                                   312,175         256,668
  Prepaids and other current assets                           391,016         343,176
                                                       ---------------  --------------

  Total current assets                                      4,023,092       6,443,074

Property and equipment, net                                 8,301,602       6,234,061
Other assets                                                  316,984         191,118
Restricted cash                                               369,123         369,123
Intangible assets, net                                      5,545,527       5,676,349
                                                       ---------------  --------------

TOTAL ASSETS                                           $   18,556,328   $  18,913,725
                                                       ===============  ==============


  LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------
Current liabilities:
  Accounts payable                                     $    1,338,316   $   1,264,798
  Accrued expenses                                          1,239,865       1,199,092
  Notes payable to related parties                            312,892         328,681
  Current portion of long-term debt                           230,438         255,636
  Current portion of obligations under capital leases          69,359          66,266
                                                       ---------------  --------------

    Total current liabilities                               3,190,870       3,114,473

Notes payable to related parties                            2,154,136       2,386,547
Obligations under capital leases                              129,454         110,322
Long-term debt                                                643,362         816,187
Other liabilities                                             138,309         147,771
                                                       ---------------  --------------

    Total liabilities                                       6,256,131       6,575,300

Minority interest in partnership                              208,172         215,128

Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized, none
       issued or outstanding
  Common stock, no par value, 60,000,000 shares
  authorized, 6,408,321 issued and outstanding             15,039,646      15,039,646
  Capital surplus                                           1,196,029       1,196,029
  Accumulated deficit                                      (4,143,650)     (4,112,378)
                                                       ---------------  --------------

    Total shareholders' equity                             12,092,025      12,123,297
                                                       ---------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $   18,556,328   $  18,913,725
                                                       ===============  ==============


                            See accompanying notes.
                                       1

                          CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Nine Months Ended          Three Months Ended
                                                    September 30,              September 30,
                                             --------------------------  ------------------------
                                                 1997          1996         1997         1996
                                             ------------  ------------  -----------  -----------
Revenues                                     $19,633,523   $14,317,569   $7,208,665   $6,009,515
Cost of sales                                  5,826,283     4,471,998    2,175,779    1,857,808
                                             ------------  ------------  -----------  -----------

  Gross profit                                13,807,240     9,845,571    5,032,886    4,151,707

Operating expenses:
  Labor and benefits                           6,692,401     5,053,538    2,462,211    1,965,408
  Occupancy                                    1,791,274     1,226,936      613,329      531,220
  Operating expenses                           2,502,164     2,306,756      889,395      978,121
      General and administrative               2,016,388     1,284,442      665,219      451,516
  Depreciation and amortization                  954,182       723,171      350,978      286,812
                                             ------------  ------------  -----------  -----------

  Total operating expenses                    13,956,409    10,594,843    4,981,132    4,213,077
                                             ------------  ------------  -----------  -----------

  Income (loss) from operations                 (149,169)     (749,272)      51,754      (61,370)
Other income (expense):
  Gain on involuntary conversion of assets       190,722
  Interest expense, net                          (76,200)     (631,744)     (18,085)    (246,085)
  Other                                           12,041         7,342        2,928            -
                                             ------------  ------------  -----------  -----------

  Total other income (expense)                   126,563      (624,402)     (15,157)    (246,085)
                                             ------------  ------------  -----------  -----------

  Income (loss) before minority
  interest and income taxes                      (22,606)   (1,373,674)      36,597     (307,455)
Minority interest in partnership                  (7,866)         (793)     (14,042)         651
                                             ------------  ------------  -----------  -----------

  Income (loss) before income taxes              (30,472)   (1,374,467)      22,555     (306,804)
Income tax expense                                  (800)       (8,570)                   (1,489)
                                             ------------  ------------  -----------  -----------

  Net income (loss)                          $   (31,272)  $(1,383,037)  $   22,555   $ (308,293)
                                             ============  ============  ===========  ===========


Net income (loss) per common share           $     (0.00)  $     (0.37)  $     0.00   $    (0.08)
                                             ============  ============  ===========  ===========


Weighted average common shares outstanding     6,408,321     3,788,878    6,408,321    3,788,878
                                             ============  ============  ===========  ===========



                            See accompanying notes.









                                       2

                            CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                           --------------------------
                                                                               1997          1996
                                                                           ------------  ------------
Cash flows provided by (used in) operating activities:
  Net loss                                                                 $   (31,272)  $(1,383,037)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
  Depreciation and amortization                                                954,182       723,171
  Gain on sale of restaurant                                                   (17,015)
  Minority interest in partnership                                               7,866           793
  Noncash interest and consulting expense on
        private placement offering warrants                                                   50,000
  Changes in assets and liabilities:
  Accounts receivable                                                          (54,367)        9,279
  Inventory                                                                    (55,507)       15,080
  Prepaids and other current assets                                           (181,267)   (1,438,787)
  Other assets                                                                (125,866)      (66,400)
  Accounts payable                                                              73,519       753,059
  Accrued expenses                                                              40,773       417,199
  Other liabilities                                                             (9,462)      169,330
                                                                           ------------  ------------

  Net cash provided by  (used in)
  operating activities                                                         601,584      (750,313)
                                                                           ------------  ------------

Cash flows used by investing activities:
  Acquisition of Chicago Pizza Northwest                                                  (2,591,208)
  Acquisition of Brea, California Micro-brewery
  leasehold interests                                                                       (930,400)
     Purchase of equipment                                                  (2,713,318)   (1,343,281)
     Proceeds from sale of restaurants, net of expenses                         45,063       950,000
                                                                           ------------  ------------

  Net cash used in investing activities                                     (2,668,255)   (3,914,889)
                                                                           ------------  ------------

Cash flows provided by (used in) financing activities:
  Borrowing on related party debt                                                          3,100,000
  Borrowing on short-term debt                                                               227,912
  Borrowing on long-term debt                                                                750,771
  Payments on related party debt                                              (248,200)     (646,436)
  Payments on long-term debt                                                  (198,023)     (342,658)
  Capital lease payments                                                       (49,980)      (36,894)
      Distribution to minority interest                                        (14,822)
                                                                           ------------  ------------

  Net cash (used in) provided by
  financing activities                                                        (511,025)    3,052,695
                                                                           ------------  ------------

  Net decrease in cash and cash equivalents                                 (2,577,696)   (1,612,507)
Cash and cash equivalents, beginning of period                               5,485,808     1,791,769
                                                                           ------------  ------------

Cash and cash equivalents, end of period                                   $ 2,908,112   $   179,262
                                                                           ============  ============



                            See accompanying notes.
                                       3
                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS  OF  PRESENTATION:

     The accompanying consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the nine months and three months ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31,1996 has been derived from the audited consolidated financial statements of the Company.

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

3.      ORGANIZATION:

     The accompanying financial statements of the Company for the nine months and three months ended September 30, 1997 and 1996 are presented on a consolidated basis, and include the accounts of the Company, Chicago Pizza Northwest, Inc. and BJ's Lahaina, L.P. during the periods owned. All significant intercompany transactions and balances have been eliminated.

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

     On June 1, 1997, an additional restaurant acquired from Pietro's Holdings was sold to an independent operator. This restaurant, located in North Bend, Oregon did not figure significantly in the Company's future plans and would have required a commitment by the Company to a long-term lease extension.

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

4.      INTANGIBLE  ASSETS:

     The Company periodically evaluates the carrying value of goodwill including the related amortization periods. The Company determines whether there has been impairment by comparing the anticipated undiscounted future cash flows from operations of the acquired restaurants with the carrying value of the goodwill.

5.      INCOME  TAXES:

     As of December 31, 1996, the Company had net operating loss carryforwards for federal and California purposes of approximately $4,069,000 and $2,065,000, respectively. The utilization of net operating loss ("NOL") and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the Initial Public Offering in 1996. The Company has not previously generated taxable income, and there is no opportunity to carryback losses to prior periods. The Company therefore has not recognized a deferred tax asset as of September 30, 1997.

6.  SUBSEQUENT  EVENTS:

     The Company closed its La Jolla Prospect restaurant in 1995 and the lease was assigned, subject to a continuing guarantee by the Company, to a third party restaurant operator. That operator defaulted on the terms of the lease as of May 1997 and filed bankruptcy under Chapter 7. The owner of the property has filed an action against the Company for the full rental obligation through the remaining term of the lease, which was estimated at $700,000. In October 1997 the Company agreed to a settlement and mutual release of this lease in the amount of $150,000. The Company had recorded a liability for accrued rent in accordance with the terms of the lease for $17,000 during the second quarter and an additional $26,000 during the third quarter ending September 30, 1997. A charge for the balance of the settlement will be taken by the Company in the fourth quarter of 1997 in the amount of $107,000.


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

GENERAL

     In March and April, 1996, the Company opened two new restaurants in Westwood Village (Los Angeles) and Brea, California, respectively. In addition, on March 29, 1996 the Company acquired 26 restaurants located in Washington and Oregon by providing the funding for a plan of reorganization filed with the U.S. Bankruptcy Court by Pietro's Corporation, a Washington state corporation. The Company sold 7 of the 26 restaurants in the second quarter 1996 and 1 of the restaurants in the second quarter 1997. The Company has also developed a restaurant and brewery in Boulder, Colorado in February 1997 and has converted four of the Pietro's restaurants to the BJ's restaurant and/or brewery concept in April, July, August and October 1997.
Consequently, the results of operations for 1997 are not necessarily comparable to the results of operations for the same period in 1996.

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


RESULTS  OF  OPERATIONS

     Nine-Month Period Ended September 30, 1997 Compared to Nine-Month Period Ended September 30, 1996

     Revenues. Total revenues for the nine-month period ended September 30, 1997 increased to $19,634,000 from $14,318,000 for the comparable period in
1996,  an  increase  of  $5,316,000  or  37.1%.    Excluding  the  Northwest
Restaurants, which were not owned the entire comparable period of 1996, total revenues for the nine-month period ended September 30, 1997 increased to $11,355,000 from $7,897,000 for the comparable period in 1996, an increase of $3,458,000 or 43.8%. The increase was primarily due to the opening of the Westwood Village (Los Angeles) and Brea, California restaurants in March and April, 1996 respectively as well as the opening of the Boulder, Colorado restaurant in February, 1997. Revenues for the seven stores open the entire nine-month comparable period increased to $6,113,000 in 1997 from $5,692,000
in  1996,  an  increase  of    $421,000  or  7.4%.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $5,826,000 for the nine-month period ended September 30, 1997 from $4,472,000 for the comparable period in 1996, an increase of $1,354,000 or 30.3%. However, as a percentage of revenues, cost of sales decreased to 29.7% for the 1997 period from 31.2% for the comparable period in 1996. The decrease in cost of sales as a percentage of revenues was primarily due to (i) additional non-recurring costs incurred during the first half of 1996 associated with the testing and initial implementation phase of the menu expansion, (ii) special promotional pricing of certain of the new menu items through May 1996, (iii) more efficient purchasing and enhanced control systems, and (iv) a reduction in discounting at the Pietro's restaurants. These factors were partially offset by the generally higher cost of sales relative to revenues at the Pietro's restaurants, which were owned by the Company for the entire nine month period in 1997 but for only six months of the comparable period in 1996.

     Labor. Labor costs for the restaurants increased to $6,692,000 for the nine-month period ended September 30, 1997 from $5,054,000 for the comparable period in 1996, an increase of $1,638,000 or 32.4%. However, as a percentage of revenues, labor costs decreased to 34.1% for the 1997 period from 35.3% for the comparable period in 1996. The decrease in labor costs as a percentage of revenue was primarily due to the elevated labor costs in the first half of 1996 associated with the planned extra staffing during the opening months of the Westwood Village (Los Angeles) and Brea, California restaurants and the implementation of the major menu and concept expansion in 1996. These factors were partially offset by the increased staffing relating to the re-opening of the three converted Pietro's restaurants in 1997.

        Occupancy.  Occupancy costs increased to $1,791,000 for the nine-month period ended
September 30, 1997 from $1,227,000 for the comparable period in 1996, an increase of $564,000 or 46.0%. As a percentage of revenues, occupancy costs increased to 9.1% for the 1997 period from 8.6% for the comparable period in 1996. The increase in occupancy costs as a percentage of revenue was primarily due to annual rental increases experienced in several of the restaurant locations.

     Operating Expenses. Operating expenses increased to $2,502,000 for the nine-month period ended September 30, 1997 from $2,307,000 for the comparable period in 1996, an increase of $195,000 or 8.5%. However, as a percentage of revenues, operating expenses decreased to 12.7% for the 1997 period from 16.1% for the comparable period in 1996. The primary reason for the decrease in operating expenses as a percentage of revenues for the nine-month period ended September 30, 1997 was an increased focus on operating the restaurants more efficiently as well as the implementation of improved expense monitoring systems. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

     General and Administrative Expenses. General and administrative expenses increased to $2,016,000 for the nine-month period ended September 30, 1997 from $1,284,000 for the comparable period in 1996, an increase of $732,000 or 57.0%. As a percentage of revenues, general and administrative expenses increased to 10.3% for the 1997 period from 9.0% for the comparable period in 1996. The increase in general and administrative expenses in total and as a percentage of revenues for the nine-month period ended September 30, 1997 was due to the acquisition of the Northwest Restaurants in March, 1996, increased expenses associated with being a publicly held company and the hiring of additional personnel relating to the physical and operational conversion of the Pietro's restaurants to the BJ's concept.

     Depreciation and Amortization. Depreciation and amortization increased to $954,000 for the nine-month period ended September 30, 1997 from $723,000 for the comparable period in 1996, an increase of $231,000 or 32.0%. The increase was primarily due to (i) the acquisition of the Northwest Restaurants in March, 1996, (ii) the opening of the Westwood Village (Los Angeles) and
(iii) Brea, California restaurants in March and April 1996, (iv) the opening of the Boulder, Colorado restaurant in February, 1997 and (v) the amortization of pre-opening costs associated with the Boulder, Colorado restaurant and the converted Pietro's restaurants.

     Interest Expense, Net. Interest expense, net of interest income, decreased to $76,000 for the nine-month period ended September 30, 1997 from $632,000 for the comparable period in 1996, a decrease of $556,000 or 88.0%. The decrease was primarily due to (i) the conversion in October 1996 of $3,000,000 in convertible debt, issued in February 1996, into common stock and warrants and the resulting elimination of interest expense and finance costs associated with the convertible debt and (ii) the increase in interest income from investment of the proceeds of the Company's initial public offering in October 1996.


     Three-Month    Period  Ended  September  30, 1997 Compared to Three-Month
Period  Ended  September  30,  1996

     Revenues. Total revenues for the three-month period ended September 30, 1997 increased to $7,209,000, from $6,010,000 for the comparable period in
1996,  an  increase  of    $1,199,000  or  20.0%.    The
increase in revenues for the three-month period ended September 30, 1997 was due primarily to (i) the opening of the BJ's Pizza, Grill & Brewery restaurant in Boulder, Colorado in February of 1997, (ii) an increase in sales of 13.8% at the BJ's restaurants open the entire comparable period, and (iii) the increase in sales due to the conversion of three of the Pietro's restaurants in Oregon to the BJ's concept in 1997. The converted restaurants achieved the following increases in revenue during the three-month period ended September 30, 1997 as compared to the comparable period in 1996:




aa                  aa         Revenues for the     Revenues for the
aa                  aa        Three-Months Ended   Three-Months Ended
Location      Date Converted  September 30, 1997   September 30, 1996
------------  --------------  -------------------  -------------------
Eugene        April, 1997     $           361,000  $           130,000
Stark St.     July, 1997      $           305,000  $           191,000
Jantzen Bch.  August, 1997    $          204,000*  $           152,000


*  Closed  for  five  weeks  during  the  period  for  conversion.

The increase in total revenues was achieved despite a decrease in sales at the Pietro's restaurants open the entire comparable period of 3.6% and the closure of the Pietro's restaurant in Aloha, Oregon for the entire third quarter of 1997 due to fire damage. The increase in comparable store sales at the BJ's restaurants was primarily due to increased customer counts and check averages which management believes are reflective of continued acceptance of the enhanced BJ's menu and concept. The decrease in revenues at the Pietro's restaurants was primarily due to the decrease in coupon based advertising. Management believes that as the remaining Pietro's restaurants are converted to the BJ's concept such restaurants will experience significant sales increases.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $2,176,000 for the three-months ended September 30,
               1997 from $1,858,000 for the comparable period in
1996, an increase of $318,000 or 17.1%. As a percentage of revenues, cost of sales decreased to 30.2% for the period in 1997 from 30.9% for the comparable period in 1996. Several offsetting factors impacted cost of sales for the three-months ended September 30, 1997. Those factors contributing to a reduction in cost of sales as a percentage of revenue were: (i) a decrease in the cost of cheese, (ii) more efficient purchasing and enhanced control systems at the mature (open for more than one year) BJ's restaurants, and
(iii) a reduction in discounting at the Pietro's restaurants. Partially offsetting the above-mentioned factors was an increased cost of sales, as anticipated, at the restaurants recently converted from Pietro's to BJ's. Management anticipates that newly-converted restaurants will achieve the cost of sales levels of mature restaurants within a three-month period after conversion.

     Labor. Labor costs for the restaurants increased to $2,462,000 for the three-month period ended September 30, 1997 from $1,965,000 for the comparable period in 1996, an increase of $497,000 or 25.3%. As a percentage of revenues, labor costs increased to 34.2% for the period in 1997 from 32.7% for the comparable period in 1996. The increase in labor cost as a percentage of revenue was primarily due to an increase in the Federal, California and Oregon minimum wage as well as planned increased staffing levels at the newly-converted restaurants. Management anticipates that newly-converted restaurants will achieve the staffing levels of mature restaurants within a six-month period after conversion.

     Occupancy. Occupancy costs increased to $613,000 for the three-month period ended September 30, 1997 from $531,000 for the comparable period in 1996, an increase of $82,000 or 15.4%. As a percentage of revenues, occupancy costs decreased to 8.5% for the period in 1997 from 8.8% for the comparable period in 1996. Management believes the decrease in occupancy costs as a percentage of revenues is primarily due to increased revenues and that occupancy costs as a percentage of revenues will continue to decline as additional Pietro's restaurants are converted to BJ's.

     Operating Expenses. Operating expenses decreased to $889,000 for the three-month period ended September 30, 1997 from $978,000 for the comparable period in 1996, a decrease of $89,000 or 9.1%. As a percentage of revenues, operating expenses decreased to 12.3% for the 1997 period from 16.3% for the comparable period in 1996. The primary reason for the decrease in operating expenses as a percentage of revenue was an increased focus on operating the restaurants more efficiently as well as the implementation of improved expense monitoring systems. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

     General and Administrative Expenses. General and administrative expenses increased to $665,000 for the three-month period ended September 30, 1997 from $452,000 for the comparable period in 1996, an increase of $213,000 or 47.1%. As a percentage of revenues, general and administrative expenses increased to 9.2% for the 1997 period from 7.5% for the comparable period in 1996. The increase in general and administrative expenses both in total and as a percentage of revenues is primarily due to the increased expenses associated with being a publicly held company and the hiring of additional personnel relating to the physical and operational conversions of the Pietro's restaurants to the BJ's concept.

     Depreciation and Amortization. Depreciation and amortization increased to $351,000 for the three-month period ended September 30, 1997 from $287,000 for the comparable period in 1996, an increase of $64,000 or 22.3%. The increase in depreciation and amortization is primarily due to (I) the addition of the Boulder, Colorado restaurant in February 1997, (ii) the depreciation associated with the physical conversion costs of the three Pietro's restaurants converted to BJ's and (iii) the amortization of pre-opening costs associated with the Boulder, Colorado restaurant and the converted Pietro's restaurants. The above-mentioned factors were partially offset by the reduction of pre-opening expense amortization relating to the Westwood Village (Los Angeles) and Brea, California restaurants which were opened in March and April of 1996, respectively.

          Interest Expense, Net. Interest expense, net of interest income, decreased to $18,000 for the three-month period ended September 30, 1997 from
           $246,000 for the comparable period in 1996, a decrease of
$228,000  or  92.7%.   The decrease was primarily due to (i) the conversion in
October 1996 of $3,000,000 in convertible debt, issued in February 1996, into common stock and warrants and the resulting elimination of interest expense and finance costs associated with the convertible debt, and (ii) the increase in interest income from invested proceeds from the Company's initial public offering in October 1996.



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

     Since the completion of the Offering in October of 1996, the Company has invested in restaurant development and reduced debt. Net cash provided by operating activities for the nine-month period ended September 30, 1997 was $602,000 and net cash used by operating activities for the nine-month period ended September 30, 1996 was $750,000. The acquisitions of the 26 Northwest Restaurants, net of the proceeds from the sale of 7 of those restaurants, and the Brea leasehold interests accounted for $2,572,000 of total capital expenditures for the nine-months ended September 30, 1996. The balance of capital expenditures for that period, and total capital expenditures for the nine-months period ending September 30, 1997, were for the acquisition of restaurant and brewery equipment and leasehold improvements to develop or convert the acquired restaurants.

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

     The Company currently intends to utilize the remaining proceeds of the Offering primarily for the conversion and refurbishment of the Northwest Restaurants and the acquisition of other sites, if possible, as well as for working capital purposes. Management currently anticipates a total of $3,000,000 in additional capital expenditure requirements, which includes requirements for the Northwest Restaurant conversions and other sites, if possible. The Company opened a BJ's Pizza Grill & Brewery in Boulder, Colorado in February 1997 and a BJ's Pizza & Grill in Eugene, Oregon and Portland, Oregon (Stark St.) in April and July 1997, respectively, a BJ's Pizza Grill & Brewery in Portland, Oregon (Jantzen Beach) in August 1997 and a BJ's Pizza, Grill & Brewery in Portland Oregon (Lloyd Center) in October 1997. Management intends to continue to develop and convert the Northwest Restaurants through 1997 and to complete the conversion in the third quarter of 1998. Management believes that the net proceeds from the Company's Offering and operating cash flow will be sufficient for the Company to fund its operations and continue to meet its business plan over the next 12 months. While Management will be required to close certain restaurants or sections of such restaurants while undergoing conversion, management believes that it can reduce the impact of such closings by coordinating with neighboring locations, where possible, to continue delivery operations. However, there can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not adversely impact the Company's ability to meet its operational objectives or require additional financing, or that such financing will be available if necessary.


SEASONALITY  AND  ADVERSE  WEATHER

     The Company's results of operations have historically been impacted by seasonality, which directly impacts tourism at the Company's coastal locations. The summer months (June through August) have been higher volume periods than other periods of the year.


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


                                    PART II

ITEM    1.    LEGAL  PROCEEDINGS

     The Company closed its La Jolla Prospect restaurant in 1995 and the lease was assigned, subject to a continuing guarantee by the Company, to a third party restaurant operator. That operator defaulted on the terms of the lease as of May 1997 and filed bankruptcy under Chapter 7. The owner of the property has filed an action against the Company for the full rental obligation through the remaining term of the lease, which was estimated at $700,000. In October 1997 the Company agreed to a settlement and mutual release of this lease in the amount of $150,000. The Company had recorded a liability for accrued rent in accordance with the terms of the lease for $17,000 during the second quarter and an additional $26,000 during the third quarter ending September 30, 1997. A charge for the balance of the settlement will be taken by the Company in the fourth quarter of 1997 in the amount of $107,000.

ITEM    2.    CHANGES  IN  SECURITIES

None

ITEM    3.    DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM    4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM    5.    OTHER  INFORMATION

None

ITEM    6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)    Exhibits

            Exhibit
           Number          Description
           ------          -----------
               27.1          Financial  Data  Schedule

     (b)      Reports  on  Form  8-K

             None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHICAGO  PIZZA  &  BREWERY,  INC.
                                   (Registrant)


November  13,  1997                  By:  /s/ PAUL A. MOTENKO
                                          --------------------
                                          Paul  A.  Motenko
                                          Chief  Executive  Officer,  Vice
President,
                                          Secretary  and Chairman of the Board
                                          Of Directors



                                   By:    /s/  JEREMIAH  J.  HENNESSY
                                          -----------------------------
                                          Jeremiah  J.  Hennessy
                                          President,  Chief Operating Officer,
                                          Chief Financial Officer and Director