Form 10KSB40
period 1997-12-31
CHICAGO PIZZA & BREWERY INC
filed 1998-03-30
CIK 1013488

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                       THE SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                               -----
State issuer's revenues for its most recent fiscal year: $26,191,472.

The aggregate market value of the common stock of the Registrant ("Common Stock") held by non-affiliates as of December 31, 1997 based on the market price at February 27, 1998 was $11,615,082. As of March 4, 1998, there were 6,408,321 shares of Common Stock of the Registrant outstanding and 12,084,584 Redeemable Warrants of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into Part III of this Form 10-KSB: The Registrant's Proxy Statement for the Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one): YES       NO   X  .
                                                               -----    -----

                                  INDEX

                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS...........................................   1
ITEM 2.   PROPERTIES........................................................   7
ITEM 3.   LEGAL PROCEEDINGS.................................................   8
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   8

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED SHAREHOLDER MATTERS......................................   8
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS............................................  10
ITEM 7.   FINANCIAL STATEMENTS..............................................  16
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.............................................  16

                                  PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......  16
ITEM 10.  EXECUTIVE COMPENSATION............................................  16
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  16
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  16

                                  PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..................................  17

                      CHICAGO PIZZA & BREWERY, INC.

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS AND STRATEGY

Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") owns and operates 27 restaurants located in Southern California, Oregon, Washington and Colorado and an interest in one restaurant in Lahaina, Maui, each of which is currently operated as either a BJ's Pizza, Grill & Brewery, BJ's Pizza & Grill, BJ's Pizza & Grill - OTC or a Pietro's Pizza. The Company's Oregon and Washington restaurants (the "Northwest Restaurants"), which were acquired in early 1996 from Pietro's Corporation, a Washington Corporation ("Pietro's"), are currently being converted into BJ's restaurants. Also, during 1996, the Company completed a refurbishment program at its California restaurants as well as an expansion of its menu around its core pizza products, and introduced handcrafted, micro-brewed beers with the opening of its first micro-brewery in Brea, California. During 1997 the Company opened a BJ's Pizza, Grill & Brewery in Boulder, Colorado and converted five of the Pietro's restaurants in Oregon to BJ's restaurants, two of which contain micro-breweries. The Company recently converted two additional Pietro's restaurants which opened as BJ's restaurants in February and March 1998. The Company plans to continue to refurbish and convert the Northwest Restaurants and add its award-winning pizza products, some or all of the expanded BJ's menu and its award-winning handcrafted, micro-brewed beer to the menu offerings at the Northwest Restaurants. If this plan can be successfully executed, all 28 of the Company's restaurants will fit into one of the three following BJ's concepts:

                     - BJ'S PIZZA, GRILL & BREWERY is designed to provide a dining experience in an operating micro-brewery environment where a variety of proprietary, hand-crafted beers are produced on-site. The menu features the core pizza products surrounded by a selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. Currently, the Company operates one of its California restaurants, two of its Oregon restaurants and its Boulder, Colorado restaurant as the BJ'S PIZZA, GRILL & BREWERY concept.

                     - BJ'S PIZZA & GRILL is designed to provide a casual dining experience with table service featuring a menu of pizza, pasta, sandwiches, salads and desserts. Currently, the Company operates seven of its California restaurants, three of its Oregon restaurants and the Lahaina, Maui restaurant as, and plans to convert several more of its Northwest Restaurants into, the BJ'S PIZZA & GRILL concept.

                     - BJ'S PIZZA & GRILL - OTC is designed to provide an informal dining experience with counter-service and a menu featuring pizza and a limited selection of pastas, sandwiches and salads. Currently, the Company does not plan to operate any of the California restaurants as, operates two of the Northwest Restaurants as, and plans to convert an additional six to eight of the Northwest Restaurants into, the BJ'S PIZZA & GRILL - OTC concept.

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

The Company has also sought to expand through acquisitions and conversions, such as the acquisition of the Northwest Restaurants and the Brea, California restaurant. The Company is currently actively looking at an additional site in Valencia, California, the hometown of a Six Flags Magic Mountain amusement park, as well as other sites. However, no assurance can be given that the Company's objectives can be achieved or that sufficient capital will be available to finance the Company's business plan.

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

During late 1995 and early 1996, the Company converted the restaurants in Balboa in Newport Beach, La Jolla Village, Laguna Beach, Belmont Shore, Seal Beach and Huntington Beach, California to the BJ'S PIZZA & GRILL concept and opened a new BJ'S PIZZA & GRILL restaurant in Westwood Village in Los Angeles, California. Management believes that customer frequency and sales volumes at the converted restaurants were significantly enhanced in 1996 as compared to 1995, primarily due to the conversion to this expanded concept. The seven restaurants open the entire years of 1995 and 1996 experienced an increase in sales of $856,000 or 13.3% in 1996 over 1995. The La Jolla Village restaurant, which had the most significant physical upgrade, experienced sales increases of 44.7%. The same seven restaurants, which were open the entire years of 1996 and 1997 experienced an increase in sales of $633,000 or 8.7% in 1997 over 1996.

The first BJ'S PIZZA, GRILL & BREWERY opened in Brea, California in April 1996. This 10,000-square-foot restaurant features elaborate brick walls and archways, high molded tin ceilings, warm lighting and industrial railings. The on-premises brewing equipment includes a 30-barrel, copper-clad kettle, 60-barrel, stainless steel fermentation tanks, kegging equipment, and a 40,000-pound-capacity corrugated metal grain silo located at the front entrance to the restaurant. The brewery capacity is sufficient to supply beer for all of the Company's existing Southern California restaurants. In addition, the Brea brewery has capacity to and currently produces beer for several other breweries and restaurants.

The Company opened a BJ'S PIZZA, GRILL & BREWERY in Boulder, Colorado in February 1997. This restaurant includes a ten-barrel brewing system which primarily produces beer for the Boulder site. The Company also converted to the BJ's Pizza, Grill & Brewery format the Pietro's restaurants in the Jantzen Beach and Lloyd Center areas of Portland, Oregon in August and October 1997, respectively. The Jantzen Beach brewery has a fifteen-barrel brewing system and serves as the production facility for distribution of BJ's beers to the Northwest Restaurants. The Lloyd Center brewery is a three-barrel brewing system which produces specialty cask ales. In the one and one-half years the Company has been producing its own beers, it has received five significant awards. In 1996, the Company won a silver medal in the strong ale category at the Great American Beer Festival in Denver, Colorado for its Jeremiah Red Ale. In 1997, the Company won a gold medal at the California State Fair for its PM Porter and a silver medal for its Harvest Hefeweizen. Most recently, the Company won a silver medal for its Jeremiah Red and a bronze medal for its Wassail at the World Beer Competition. Management believes that in addition to the benefit of providing a high-quality product to its restaurant guests, the relatively low production cost of brewing its own beer and high premium pricing associated with micro-brewed beer can significantly improve margins.

The March 1996 multi-unit acquisition of the Northwest Restaurants (the "Pietro's Acquisition") was a key step in the strategy to quickly develop a market presence for the deep-dish, Chicago style pizza and micro-brewery concept. Management believes that a significant benefit from the Pietro's Acquisition is having 18 restaurants in the Northwest market, which provides the Company with an immediate and significant presence in that market area, without the more cumbersome and time-consuming licensing and permitting issues which would be involved in the development of individual restaurants. The Company's strategy is to continue to operate the remaining unconverted restaurants under the "Pietro's" name while awaiting conversion to either BJ'S PIZZA, GRILL & BREWERY, BJ'S PIZZA & GRILL or BJ'S PIZZA & GRILL - OTC concepts. Management believes that it has and will continue to significantly capitalize on the Pietro's Acquisition based upon the following factors:

           1. ESTABLISHED CUSTOMER BASE. Each of the restaurants purchased already has a customer base which, based upon the results of the conversions to date, can be expanded with the renovation and introduction of the BJ's menu and concept.

           2. REDUCTION OR ELIMINATION OF DISCOUNTING. Pietro's relies heavily on discounting to maintain its share of the pizza market. Discounts during 1997 were 17.5% of total sales of all Pietro's restaurants. BJ's does very little discounting, relying instead on the quality of its product and service to compete in the marketplace. As Pietro's restaurants are converted to BJ's restaurants, Management intends to reduce the use of discounting, which Management believes will have a positive effect on gross profit margins as the remaining Pietro's restaurants are converted to one of the BJ's formats. The percentage of discounting experienced at the Pietro's restaurants converted to BJ's during 1997 was reduced to 5.1%.

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

           4. CAPITALIZATION UPON INCREASED PURCHASING VOLUMES. Management believes that it has achieved significant cost reductions from capitalizing on the increased purchasing volumes resulting from the operation of the 18 additional restaurants.

           5. ELIMINATION OF DUPLICATE OVERHEAD. Management has eliminated duplicate overhead in accounting, finance, purchasing and executive management, which has reduced overhead in total and as a percentage of sales.

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

           7. INCREASED SALES THROUGH RENOVATION AND CONVERSION. Management believes that through renovation and conversion of the acquired restaurants to BJ's restaurants, the sales volumes could increase to be more consistent with the volumes of the other BJ's restaurants. The units converted during 1997 have experienced from the date of conversion through the end of that year an average 104% increase in sales over the comparable periods of 1996.

The Company's current objectives are to complete the conversion of those restaurants acquired from Pietro's to one of the three BJ's concepts over approximately the next six months. The Company originally designated approximately $4.5 million of the net proceeds of its initial public offering which closed October 15, 1996 (the "Offering") for use in refurbishment and redesign of these restaurants. However, Management believes that it will achieve its desired objectives with a less costly refurbishment program than originally anticipated, primarily due to the utilization of smaller and less costly brewery systems, as well as a greater emphasis on the BJ'S PIZZA & GRILL - OTC concept, as opposed to the more costly BJ'S PIZZA & GRILL concept. As a result, Management is looking to develop additional BJ'S PIZZA, GRILL & BREWERY restaurants at other potential sites with any funds remaining from the original allocation for the development of the Northwest Restaurants. For instance, Management has executed a letter of intent on an additional site in Valencia, California, the hometown of a Six Flags Magic Mountain amusement park. Management may also consider other new sights in the future. However, no assurance can be given that the Company's objectives can be achieved or that sufficient capital will be available to finance the Company's business plan.

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

BJ's restaurants provide a constantly evolving selection of domestic, imported and micro-brewed beers. In addition, subject to local regulations and the capacity of the restaurants, BJ's restaurants feature a selection of beers, including the award-winning Jeremiah Red Ale, PM Porter, Harvest Hefeweizen and Wassail, brewed at one or more of BJ's micro-breweries. Management believes that this provides two major benefits:

           1. The quality and freshness of the BJ's brewed beers are under the constant supervision of the Company's Vice President of Brewing Operations. This has a positive impact on both the actual quality and the perceived quality of the beer.

           2. Management believes that the production costs of the internally brewed beer are significantly less than purchased beer. The relatively low production costs and premium pricing often associated with micro-brewed beers is having a significant, positive impact on gross profit margins.

MARKETING

To date, the majority of marketing has been accomplished through community-based promotions and customer referrals. Management's philosophy has been to "spend its marketing dollars on the plate," or use funds that would typically be allocated to marketing to provide a better product and value to its existing guests. Management believes this will result in increased frequency of visits and greater customer referrals. BJ's expenditures on advertising and marketing are typically 1.0% to 2.0% of sales.

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

Pietro's had traditionally marketed itself through the widespread use of discount coupons. The resulting reductions in margins forced Pietro's management to reduce the quality of its product in order to maintain a reasonable food cost. Management believes that these pizza "price wars" ultimately resulted in reduced value perceptions among Pietro's clientele, and Pietro's lacked the financial resources to strategically overcome this obstacle. As the Northwest Restaurants have been converted, and the BJ's quality food and service have been introduced, discounting has been reduced and expenditures on marketing have fallen to a range more typical for a BJ's operation.

OPERATIONS

The Company's policy is to staff the restaurants with enthusiastic people who can be an integral part of BJ's fun, casual atmosphere. Prior experience in the industry is only one of the qualities Management looks for in its employees. Enthusiasm, motivation and the ability to interact well with the Company's clientele are the most important qualities for BJ's management and staff.

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

The Company purchases its food product from several key suppliers. The majority of food and operating supplies for the California restaurants is purchased from Jacmar Sales, with which the Company has had a long-term, valuable relationship. A majority of food and operating supplies for the Northwest Restaurants is purchased from McDonald Wholesale Company. Product specifications are very strict because the Company insists on using fresh, high-quality ingredients.

COMPETITION

The restaurant industry is highly competitive. A great number of restaurants and other food and beverage service operations compete both directly and indirectly with the Company in many areas, including food quality and service, the price-value relationship, beer quality and selection, and atmosphere, among other factors. Many competitors who use concepts similar to that of the Company are well-established, and often have substantially greater resources.

Because the restaurant industry can be significantly affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, weather and the type and number of competing restaurants, any changes in these factors could adversely affect the Company. In addition, factors such as inflation and increased food, liquor, labor and other employee compensation costs could also adversely affect the Company. The Company believes, however, that its ability to offer high-quality food at moderate prices with superior service in a distinctive dining environment will be the key to overcoming these obstacles.

GOVERNMENT REGULATIONS

The Company is subject to various federal, state and local laws, rules and regulations that affect its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, building, land use, health, safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties obtaining the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or could adversely affect the operation of an existing restaurant. Similar difficulties, such as the inability to obtain a liquor, restaurant license or a given restaurant's products and services could also limit restaurant development and/or profitability. Management believes, however, that the Company is in compliance in all material respects with all relevant laws, rules, and regulations. Furthermore, the Company has never experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open a new restaurant or continue the operation of its existing restaurants. Additionally, Management is not aware of any environmental regulations that have had or that it believes will have a materially adverse effect upon the operations of the Company.

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

The Company is subject to "dram-shop" statutes in California and other states in which it operates. Those statutes generally provide a person who has been injured by an intoxicated person the right to recover damages from an establishment that has wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance which it believes is consistent with coverage carried by other entities in the restaurant industry and will help protect the Company from possible claims. Even though the Company carries liquor liability insurance, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage could have a materially adverse effect on the Company. To date, the Company has never been the subject of a "dram-shop" claim.

Various federal and state labor laws, rules and regulations govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and working conditions. Significant additional governmental mandates such as an increased minimum wage, an increase in paid leaves of absence, extensions in health benefits or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact the Company's restaurants.

EMPLOYEES

As of March 1, 1998, the Company employed 615 employees at its eight California Restaurants, one Hawaii restaurant, and one Boulder, Colorado restaurant. Additionally, 798 are employed at the acquired restaurants in Washington and Oregon. The Company also employs 22 administrative and field supervisory personnel at its corporate offices. Historically, the Company has experienced relatively little turnover of restaurant management employees. The Company believes that it maintains favorable relations with its employees, and currently no unions or collective bargaining arrangements exist.

INSURANCE

The Company maintains worker's compensation insurance and general liability insurance coverage which it believes will be adequate to protect the Company, its business, assets and operations. There is no assurance that any insurance coverage maintained by the Company will be adequate, that it can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect the Company or the Company's ability to economically obtain or maintain such insurance.

TRADEMARKS AND COPYRIGHTS

The Company has not secured any rights in connection with its trademarks, servicemarks or any other proprietary rights related to the use of the BJ'S PIZZA, GRILL & BREWERY, BJ'S PIZZA & GRILL and BJ'S PIZZA & GRILL - OTC names. There are other restaurants using the BJ's name throughout the United States, thus, no assurance can be given that the Company will be able to secure any such rights in the future or that the use of the BJ's name may not be subject to claims by third parties.

ITEM 2.   PROPERTIES

The Company's corporate headquarters in California are located in a 2,219 square-foot leased facility in Mission Viejo, California. The initial term of the lease expires on December 31, 1998 and currently provides for approximately $29,000 in annual rent, which is subject to certain adjustments and annual increases. As of March 22, 1997, Chicago Pizza Northwest, Inc., the Company's subsidiary in Washington has headquarters in a 2,711 square-foot leased facility in Lynnwood, Washington. This lease expires on March 13, 2002 and currently provides for approximately $50,000 in annual rent, which is subject to certain adjustments and annual increases, including, without limitation, annual Consumer Price Index escalations.

The Company currently leases the following restaurants:

                                                       YEAR OPENED/
                                                         ACQUIRED       SQUARE FEET
                                                       ------------     -----------
CALIFORNIA
Balboa in Newport Beach .............................      1995            2,600
La Jolla Village.....................................      1995            3,000
Laguna Beach.........................................      1995            2,150
Belmont Shore........................................      1995            2,910
Seal Beach...........................................      1994            2,369
Huntington Beach.....................................      1994            3,430
Westwood Village, Los Angeles........................      1996            2,450
Brea.................................................      1996           10,000

COLORADO
Boulder .............................................      1997            5,500

HAWAII
Lahaina, Maui........................................      1994            3,430

OREGON
Hood River...........................................      1996            7,000
Gresham .............................................      1996            5,016
Eugene I    .........................................      1996            7,500
Milwaukie............................................      1996            8,064
Salem I .............................................      1996            6,875
Jantzen Beach .......................................      1996            7,932
The Dalles...........................................      1996            6,560
Eugene II............................................      1996            4,443
Eugene IV............................................      1996            4,345
Salem II.............................................      1996            5,000
Portland (Stark).....................................      1996            6,405
Portland (Lloyd Center) .............................      1996            4,341



Portland (Burnside) .................................      1996            3,483
Portland (Lombard....................................      1996            5,700
Aloha ...............................................      1996            3,658
McMinnville .........................................      1996            2,900
Woodstock ...........................................      1996            1,200

WASHINGTON
Longview.............................................      1996            5,300


All of the Company's restaurants are on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others additionally include a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or, if renewed, that rents will not increase substantially, both of which would adversely affect the Company. Other leases are subject to renewal at fair market value, which could involve substantial increases. Total restaurant lease expense in 1997 was approximately $1,865,000 and, as indicated above, is subject to various increases.

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

ITEM 3.   LEGAL PROCEEDINGS

Restaurants such as those operated by the Company are subject to a continuous stream of litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. Punitive damages awards, however, are not covered by the Company's general liability insurance. To date, the Company has not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims or any other actions. Although the Company is not currently a party to any legal proceedings that would have a material adverse effect upon the Company's business or financial position, it is possible that in the future the Company could become a party to such proceedings.

The Company closed its La Jolla Prospect restaurant in 1995 and the lease was assigned, subject to a continuing guarantee by the Company, to a third party restaurant operator. That operator defaulted on the terms of the lease and the owner of the property filed an action against the Company. In October 1997, the Company agreed to a settlement and mutual release of this lease in the amount of $150,000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1997.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

On October 8, 1996, the Company's Common Stock and Redeemable Warrants became listed on the Nasdaq Small Cap Market ("Nasdaq") (Symbols: CHGO and CHGOW) in connection with the Offering. On March 4, 1998, the closing prices of the Common Stock and Redeemable Warrants were $1.81 per share and $0.16 per Redeemable Warrant, respectively. The table below shows the high and low sales prices as reported by Nasdaq. The sales prices represent inter-dealer quotations without adjustments for retail mark-ups, mark-downs or commissions.


CALENDAR YEAR ENDED
 DECEMBER 31,
                                                     COMMON STOCK                        REDEEMABLE WARRANTS
                                              --------------------------                --------------------
                                              HIGH                   LOW                HIGH             LOW
                                              ----                   ---                ----             ---
1996
----
Fourth Quarter (From
 October 8, 1996)                             $6.50                 $5.00              $1.75            $0.98

1997
----
First Quarter                                 $5.38                 $1.28              $1.19            $0.09
Second Quarter                                $1.75                 $1.00              $0.41            $0.19
Third Quarter                                 $2.44                 $1.38              $0.31            $0.16
Fourth Quarter                                $2.13                 $1.34              $0.22            $0.09


As of March 4, 1998, the Company had 126 shareholders of record and 78 holders of Redeemable Warrants of record.

                                 USE OF PROCEEDS

On October 9, 1996, the Company received proceeds of $6,803,743 net of offering expenses, through the sale of the Company's common stock and redeemable warrants. The U.S. Securities & Exchange Commission file number of the registration statement for this initial public offering was 3-35182. The effective date of the registration statement was October 8, 1996.

Of the offering proceeds, approximately $2,505,013 has been expended through December 31, 1997 for construction of new and conversion of existing restaurants, $1,372,948 for the purchase of restaurant and brewery equipment, $72,910 for the repayment of debt to officers and shareholders, $747,592 for the repayment of debt to others, $480,244 for costs associated with the opening of new or converted restaurants (preopening costs), and $66,326 for working capital. The Company anticipates that the remaining $1,558,710 of offering proceeds will be used to complete the conversion of the remaining Pietro's restaurants, with completion expected in the third quarter of 1998. Pending the use of offering proceeds, these funds have been invested in an institutional working capital fund with a major financial institution.

                               DIVIDEND POLICY

The Company has not paid any dividends since its inception and has currently not allocated any funds for the payment of dividends. Rather, it is the current policy of the Company to retain earnings, if any, for expansion of its operations, remodeling of existing restaurants and other general corporate purposes and to not pay any cash dividends in the foreseeable future. Should the Company decide to pay dividends in the future, such payments would be at the discretion of the Board of Directors.

During 1997, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto as well as with the discussion below.


                                                              YEAR ENDED                          YEAR ENDED
                                                             DECEMBER 31,                        DECEMBER 31,
                                                   ---------------------------------    --------------------------------
                                                        1997               1996             1997               1996
                                                   ----------------    -------------    --------------     -------------
                                                            (in thousands)                   (%)               (%)
Statement of Operations Data:
Revenues                                                   $26,191          $19,865          100.0%            100.0%
Cost of sales                                                7,732            6,183           29.5              31.1
                                                   ----------------    -------------     -------------     -------------

Gross profit                                                18,459           13,682           70.5              68.9
                                                   ----------------    -------------     -------------     -------------

Costs and Expenses:
Labor and benefits                                           9,086            6,932           34.7              34.9
Occupancy                                                    2,363            1,877            9.0               9.4
Operating expenses                                           3,385            2,998           12.9              15.1
General and administrative                                   2,637            2,258           10.1              11.4
Depreciation and amortization                                1,389            1,037            5.3               5.2
                                                   ----------------    -------------     -------------     -------------

Total costs and expenses                                    18,859           15,102           72.0              76.0
                                                   ----------------    -------------     -------------     -------------

Loss from operations                                          (400)          (1,420)          (1.5)             (7.1)
                                                   ----------------    -------------     -------------     -------------
Other Income (Expense):
Gain on involuntary conversion of assets                       202                             0.8
Interest expense, net                                         (125)            (507)          (0.5)             (2.6)
Other income (expense), net                                     19             (380)           0.1              (1.9)
                                                   ----------------    -------------     -------------     -------------

Total other income (expense)                                    97             (887)           0.4              (4.5)
                                                   ----------------    -------------     -------------     -------------

Loss before minority interest and taxes                       (303)          (2,307)          (1.2)            (11.6)
Minority interest in partnership                               (11)              27           (0.0)              0.1
                                                   ----------------    -------------     -------------     -------------

Loss before taxes                                             (314)          (2,280)          (1.2)            (11.5)

Income tax expense                                              (1)              (9)          (0.0)             (0.0)
                                                   ----------------    -------------     -------------     -------------

Net loss                                                     ($315)         ($2,289)          (1.2%)           (11.5%)
                                                   ================    =============     =============     =============


Balance Sheet Data (end of period):
Working capital                                               $232           $3,329
Intangible assets, net                                       5,517            5,676
Total assets                                                17,842           18,914
Total long-term debt (including current portion)             3,543            3,964
Minority interest                                              211              215
Shareholders' equity                                        11,808           12,123


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

GENERAL

In March and April, 1996, the Company developed two new restaurants in Westwood Village (Los Angeles) and Brea, California, respectively. In addition, on March 29, 1996 the Company acquired 26 restaurants located in Washington and Oregon by providing the funding for a plan of reorganization filed with the U.S. Bankruptcy Court by Pietro's Corporation, a Washington state corporation. The Company sold 7 of the 26 restaurants in the second quarter of 1996 and 1 of the restaurants in the second quarter 1997. The Company opened a restaurant and brewery in Boulder, Colorado in February 1997 and converted five of the Pietro's restaurants to the BJ's restaurant and/or brewery concept in April, July, August, October and December 1997. Consequently, the results of operations for 1997 are not in some respects comparable to the results of operations for the same period in 1996.

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

Certain preopening costs, including direct and incremental costs associated with the opening of a new restaurant, are amortized over a period of one year from the opening date of such restaurant. These costs include primarily those incurred to train a new restaurant management team, food, beverage and supply costs incurred to test all equipment and systems, and any rent or operating expenses incurred prior to opening. Construction costs, including leasehold capital improvements, are amortized over the remaining useful life of the related asset, or, for leasehold improvements, over the initial term, if less.

During 1995 and early 1996 the Company incurred a number of non-recurring charges in connection with the development and implementation of its extended menu, restaurant concept change and brewery concept for the BJ'S PIZZA GRILL & BREWERY and BJ'S PIZZA & GRILL restaurants. Expenditures for the new menu items included food development costs, menu development costs, menu design and printing, management and staff training and new kitchen equipment to facilitate new menu items. Expenditures for the BJ'S PIZZA, GRILL & BREWERY and BJ'S PIZZA & GRILL restaurant concepts included new interior design, logo design, signage design and uniform design. Expenditures for the brewery concept included the hiring of a Vice President of brewing operations, beer menu development costs and brewery design.

Management believes the Company can be profitable through increased sales relating to its extended menu developed in 1996 and the continuing conversion and refurbishment of the Northwest Restaurants. Management also believes that profitability may be enhanced by reduced costs associated with Company produced beer and vendor volume purchasing made possible with the acquisition of the Northwest Restaurants.

RESULTS OF OPERATIONS
FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

REVENUES. Total revenues for the year ended December 31, 1997 increased to $26,191,000 from $19,865,000 for the year ended December 31, 1996, an increase of $6,326,000 or 31.8%.

Those factors contributing to the increase in revenues were:

           Revenues from the Northwest Restaurants were not included in the results of operations for the period from January 1, 1996 through the date of their acquisition, March 29, 1996. A full year's revenues from the Northwest Restaurants were included in the results of operations for 1997. Revenues for the excluded comparable period of 1997 (January 1 through March 29) from the Northwest Restaurants were $2,580,000.

           The opening of a BJ's Pizza, Grill & Brewery in Boulder, Colorado in February 1997. Revenues at the Boulder, Colorado restaurant during 1997 totaled $1,829,000.

           The opening of the Westwood Village (Los Angeles), California and Brea, California restaurants in March and April 1996, respectively.

           Same store sales at the units operated as BJ's restaurants during the entire comparable periods increased to $7,904,000 in 1997 from $7,271,000 in 1996, an increase of $633,000 or 8.7%. Management believes this increase is primarily due to increased awareness and continued acceptance of the expanded BJ's concept and menu.

           Revenues at the BJ's Pizza, Grill & Brewery in Brea, California, for the portion of the year operated during both comparable periods (April 1 through December 31), increased to $2,882,000 during 1997 from $2,449,000 during 1996, an increase of $433,000 or 17.7%.

           Revenues at the BJ's Pizza & Grill in Westwood Village (Los Angeles), California, for the portion of the year operated during both comparable periods (March 16 through December 31), increased to $878,000 during 1997 from $806,000 during 1996, an increase of $72,000 or 8.9%.

           The Northwest Restaurants which were converted to BJ's restaurants during 1997 experienced increases in revenues from the prior year when they were operated as Pietro's restaurants, as follows:

                                             PERIOD FROM
                                            CONVERSION TO             INCREASE IN                 PERCENTAGE
               LOCATION                      END OF YEAR                REVENUES                   INCREASE
            --------------               --------------------       ----------------          ------------------
               Eugene IV                        4/25 - 12/31              $  562,000                        130 %
               Stark St.                         7/1 - 12/31                 156,000                         38
               Jantzen Beach                    8/25 - 12/31                 426,000                        213
               Lloyd Center                    10/15 - 12/31                  53,000                         48
                                                                    ----------------          -----------------
               Totals                                                     $1,197,000                        104 %
                                                                    ================          =================

Factors which partially offset the revenue increases noted above were:

           The sale of seven of the Northwest Restaurants in May and June 1996, which accounted for $1,533,000 in revenue during 1996.

           The temporary closure of the Pietro's restaurant in Aloha, Oregon in February 1997 due to a fire at that location.

           The sale of the Pietro's restaurant in North Bend, Oregon in June
           1997.

           Revenues for the units operated as Pietro's restaurants during the entire comparable periods decreased to $7,132,000 in 1997 from $7,514,000 in 1996, a decrease of $382,000 or 5.1%. Management believes this decrease is primarily due to continuing dilution of the Pietro's brand while the restaurants await conversion, as well as a reduction in marketing expenditures.

COST OF SALES. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $7,732,000 for 1997 from $6,183,000 for 1996, an increase of $1,549,000 or 25.1%. However, as a percentage of revenues, cost of sales decreased to 29.5% in 1997 from 31.1% in 1996. The decrease in cost of sales as a percentage of revenues was primarily due to (i) additional non-recurring costs incurred during the first half of 1996 associated with the testing and initial implementation phase of the menu expansion, (ii) special promotional pricing of certain of the new menu items through May 1996, (iii) more efficient purchasing and enhanced control systems, and (iv) a reduction in discounting at the Pietro's restaurants. These factors were partially offset by the generally higher cost of sales relative to revenues at the Pietro's restaurants, which were owned by the Company for the entire year of 1997 but only for nine months of 1996. Another offsetting factor was the increased cost of sales associated with the Northwest Restaurants converted to BJ's during 1997. It typically takes several months for newly-opened restaurants to achieve desired efficiencies relative to food cost.

LABOR. Labor costs for the restaurants increased to $9,086,000 in 1997 from $6,932,000 in 1996, an increase of $2,154,000 or 31.1%. However, as a percentage of revenues, labor costs decreased to 34.7% in 1997 from 34.9% in 1996. The factors which contributed to the decrease in labor costs as a percentage of revenue were:

           The planned extra staffing in 1996 associated with the opening of the Westwood Village (Los Angeles) and Brea, California restaurants and the implementation of the major menu and concept expansion.

           The generally lower labor costs as a percentage of revenues at the Pietro's restaurants, which were owned by the Company for the entire year of 1997 but only for nine months of 1996. The Pietro's labor costs are generally lower because, unlike the BJ's restaurants, they are not full service.

           Because the management portion of labor costs are mostly fixed costs, increases in comparable store sales resulted in lower total labor costs relative to revenues.

The above-mentioned factors were partially offset by the following:

           Increases in the Federal, California and Oregon minimum wage.

           Anticipated higher labor costs relating to the re-opening of the converted restaurants in the Northwest during 1997.

OCCUPANCY. Occupancy costs increased to $2,363,000 in 1997 from $1,877,000 in 1996, an increase of $486,000 or 25.9%. As a percentage of revenues, occupancy costs decreased to 9.0% in 1997 from 9.4% in 1996. The primary reason for the decrease in occupancy costs relative to revenues was the increase in comparable store sales.

OPERATING EXPENSES. Operating expenses increased to $3,385,000 in 1997 from $2,998,000 in 1996, an increase of $387,000 or 12.9%. However, as a percentage of revenues, operating expenses decreased to 12.9% in 1997 from 15.1% in 1996. The primary reasons for the decrease in operating expenses as a percentage of revenues were (i) the increase in same store sales, and (ii) an increased focus on operating the restaurants more efficiently as well as the implementation of improved expense monitoring systems. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2,637,000 in 1997 from $2,258,000 in 1996, an increase of $379,000 or 16.8%. The increase in general and administrative expenses was due to (i) the acquisition of the Northwest Restaurants in March 1996, (ii) increased expenses associated with being a publicly held company since October 1996, (iii) the hiring of additional personnel relating to the physical and operational conversion of the Pietro's restaurants to the BJ's concept and (iv) the costs, totaling $150,000, relating to a settlement with a prior landlord on a continuing guarantee of a lease in LaJolla, California. As a percentage of revenues, general and administrative expenses decreased to 10.1% in 1997 from 11.4% in 1996, due to increased revenues. Management anticipates that as future revenues increase due to the conversions of the remaining Pietro's restaurants, general and administrative expenses will continue to decrease as a percentage of revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1,389,000 in 1997 from $1,037,000 in 1996, an increase of $352,000 or 33.9%.
The increase was primarily due to (i) the acquisition of the Northwest Restaurants in March 1996, (ii) the opening of the Westwood Village (Los Angeles) and Brea, California restaurants in March and April 1996, respectively, (iii) the opening of the Boulder, Colorado restaurant in February 1997 and (iv) the amortization of pre-opening costs associated with the Boulder, Colorado restaurant and the converted Pietro's restaurants.

INTEREST EXPENSE. Interest expense, net of interest income, decreased to $125,000 in 1997 from $507,000 in 1996, a decrease of $382,000 or 75.3%. The decrease was primarily due to (i) the conversion in October 1996 of $3,000,000 in convertible debt, issued in February 1996, into common stock and warrants and the resulting elimination of interest expense and finance costs associated with the convertible debt, and (ii) the increase in interest income from investment of the proceeds of the Company's initial public offering in October 1996.

LIQUIDITY AND CAPITAL RESOURCES

On October 15, 1996 the Company completed its initial public offering (the "Offering") of 1,800,000 shares of Common Stock and 1,800,000 Redeemable Warrants. On November 26, 1996, the representative of the underwriters of the Offering exercised the over-allotment option pursuant to the Prospectus to purchase 270,000 additional Redeemable Warrants (the "Over-Allotment Option"). The Offering, including the Over-Allotment Option, resulted in approximately $6,804,000 in net proceeds. The funds have been and will be used for the continued development of the Northwest Restaurants and other sites, if possible, as well as for the reduction of debt and working capital purposes.

Since the completion of the Offering in October 1996, the Company has invested in restaurant development and reduced debt. Net cash used by operating activities for the year ended December 31, 1997 and the year ended December 31, 1996 was $147,000 and $114,000, respectively. Capital expenditures for 1997 totaled $3,303,000 and primarily included the construction, improvement and equipment costs of three BJ's Pizza, Grill and Brewery restaurants, one located in Boulder, Colorado and two in Portland, Oregon (Jantzen Beach and Lloyd Center), two BJ's Pizza & Grill restaurants, one located in Eugene, Oregon and one in Portland, Oregon (Stark, St.) and the opening of one BJ's Pizza & Grill -OTC located in Portland Oregon (Burnside). Capital expenditures for 1996 totaled $4,853,000 and primarily included the acquisition of the 26 Northwest Restaurants, net of proceeds from the sale of seven of those restaurants, the BJ's Pizza, Grill and Brewery located in Brea, California including purchase of leasehold interests, equipment and improvements and the improvements and equipment associated with the BJ's Pizza & Grill located in Westwood (Los Angeles), California.

During 1995 and early 1996 the Company incurred a number of non-recurring charges in connection with the development and implementation of its extended menu, restaurant concept change and brewery concept for the BJ'S PIZZA GRILL & BREWERY and BJ'S PIZZA & GRILL restaurants. Expenditures for the new menu items included food development costs, menu development costs, menu design and printing, management and staff training and new kitchen equipment to facilitate new menu items. Expenditures for the BJ'S PIZZA, GRILL & BREWERY and BJ'S PIZZA & GRILL restaurant concepts included new interior design, logo design, signage design and uniform design. Expenditures for the brewery concept included the hiring of a Vice President of brewing operations, beer menu development costs and brewery design.

Management believes the Company can be profitable through increased sales relating to its extended menu developed in 1996 and the continuing conversion and refurbishment of the Northwest Restaurants. Management also believes that profitability may be enhanced by reduced costs associated with Company produced beer and vendor volume purchasing made possible with the acquisition of the Northwest Restaurants.

The Company currently intends to utilize cash and cash equivalents at year end primarily for the conversion and refurbishment of restaurants in the Northwest and the acquisition of additional sites, if possible, as well as for working capital purposes. Management currently anticipates a total of $2,000,000 in additional capital expenditure requirements for 1998, which includes requirements for the Northwest Restaurant conversions and other sites, if possible. Management believes that cash and cash equivalents at year end and future operating cash flow will be sufficient for the Company to fund its operations and continue to meet its business plan over the next fiscal year.

IMPACT OF INFLATION

Impact of inflation on food, labor and occupancy costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to the federal minimum wage, which has been increased numerous times and remains subject to future increases.

SEASONALITY AND ADVERSE WEATHER

The Company's results of operations have historically been impacted by seasonality, which directly impacts tourism at the Company's coastal locations. The summer months (June through August) have traditionally been higher volume periods than other periods of the year.

YEAR 2000 COMPLIANCE

The Company has conducted a review of its computerized information systems to identify the systems and applications that could be affected by the Year 2000 issue. The Company currently believes that its principal computerized systems and applications are Year 2000 compliant in all material respects, and that the costs solely related to addressing any Year 2000 noncompliance issues will not have a material effect on the Company's financial condition or results of operations.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard ("SFAS") No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income components which under generally accepted accounting principles ("GAAP") bypass the income statement and are reported in the balance sheet as a separate component of equity. For the two years ended December 31, 1997, the Company had no other comprehensive income components as defined in SFAS No. 130. SFAS No. 130 does not apply to an enterprise that has no items of other comprehensive income in any of the periods presented.

In June 1997, the FASB issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Restated Information," which changes current practice and establishes a new framework, referred to as the "management" approach, on which to have segment reporting. The management approach requires that management identify the "operating segments" based on the way that management disaggregates the entity for internal operating decisions. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and is not required for interim statements in the first year of adoption. Management believes that the adoption of this new standard will not have any material impact on the Company's financial position or results of operations.

As is currently the practice of many restaurant entities, the Company defers its restaurant preopening costs and amortizes them over the twelve-month period following the opening of each respective restaurant. In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a draft Statement of Position (SOP) entitled "Reporting on the Costs of Start-Up Activities." The proposed SOP would require entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. In March 1998, the FASB adopted the SOP for final issuance, subject to certain changes. The Company believes the final SOP will be issued during the second quarter of fiscal 1998 and will be effective for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted by the draft SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard.

The Company's adoption of the new accounting standard proposed by the SOP will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. Total deferred preopening costs were $333,000 at December 31, 1997.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   List of Exhibits

     EXHIBIT
     NUMBER                           DESCRIPTION
     -------                          -----------
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

      4.1 Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

      4.2 Warrant Agreement, incorporated by reference to Exhibit 4.2 of the Registration Statement.

      4.3 Specimen Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Registration Statement.

      4.4 Form of Representative's Warrant, incorporated by reference to Exhibit of the Registration Statement.

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

     10.2 Form of Employment Agreement of Paul Motenko, incorporated by reference to Exhibit 10.2 of the Registration Statement.

     10.3 Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration
             Statement.

     10.4 Chicago Pizza & Brewery, Inc. Stock Option Plan, incorporated by reference to Exhibit 10.7 of the Registration Statement.

     10.5 Lease Agreement - Corporate Headquarters, Mission Viejo, incorporated by reference to Exhibit 10.9 of the Registration
             Statement.

     10.6 Lease Agreement - Corporate Headquarters, Chicago Pizza Northwest, incorporated by reference to Exhibit 10.10 of the Registration
             Statement.

                                       17


     EXHIBIT
     NUMBER                           DESCRIPTION
     -------                          -----------
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

     27.1    Financial Data Schedule.


     (b) The Company filed no Reports on Form 8-K during the last quarter of 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHICAGO PIZZA & BREWERY, INC.

                                   By: /s/PAUL A. MOTENKO
                                       Paul A. Motenko, Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                   CAPACITY                                 DATE
---------                                   --------                                 ----
By: /s/PAUL A. MOTENKO            Director, Chief Executive Officer,               March 30, 1998
--------------------              Chairman of the Board and Vice-
Paul A. Motenko                   President and Secretary

By: /s/JEREMIAH J. HENNESSY       President, Chief Operating                       March 30, 1998
--------------------              Officer, Chief Financial Officer,
Jeremiah J. Hennessy              Principal Accounting Officer and
                                  Director

By: /s/ALEXANDER M. PUCHNER       Vice President of Brewing Operations             March 30, 1998
--------------------              and Director
Alexander M. Puchner

By: /s/BARRY J. GRUMMAN           Director                                         March 30, 1998
--------------------
Barry J. Grumman

                                       19

                           CHICAGO PIZZA & BREWERY, INC.


                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report Of Independent Accountants                                           21

Consolidated Balance Sheets As Of December 31, 1997 and 1996                22

Consolidated Statements Of Operations For The Years Ended
December 31, 1997 and 1996                                                  23

Consolidated Statements Of Shareholders' Equity For The Years Ended
December 31, 1997 and 1996                                                  24

Consolidated Statements Of Cash Flows For The Years Ended
December 31, 1997 and 1996                                                  25

Notes To Consolidated Financial Statements                                  26

                         REPORT OF INDEPENDENT ACCOUNTANTS
                                   ----------

To the Shareholders
Chicago Pizza & Brewery, Inc.

We have audited the accompanying consolidated balance sheets of Chicago Pizza & Brewery, Inc. (the "Company"), as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Pizza & Brewery, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 10, 1998

                           CHICAGO PIZZA & BREWERY, INC.
                            CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,


                                                                                 1997                   1996
                                                                            -----------------      -----------------
                                     ASSETS:
Current assets:
Cash and cash equivalents                                                     $  1,705,349           $  5,485,808
Restricted cash                                                                    200,000                200,000
Accounts receivable                                                                161,649                157,422
Inventory                                                                          361,299                256,668
Prepaids and other current assets                                                  646,700                343,176
                                                                            -----------------      -----------------
Total current assets                                                             3,074,997              6,443,074

Property and equipment, net                                                      8,673,831              6,234,061

Other assets                                                                       207,138                191,118
Restricted cash                                                                    369,123                369,123
Intangible assets, net                                                           5,516,662              5,676,349
                                                                            -----------------      -----------------
Total assets                                                                   $17,841,751            $18,913,725
                                                                            =================      =================

                         LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                                                 1,042,856              1,264,798
Accrued expenses                                                                 1,101,177              1,199,092
Notes payable to related parties                                                   336,306                328,681
Current portion of long-term debt                                                  265,079                255,636
Current portion of obligations under capital lease                                  97,844                 66,266
                                                                            -----------------      -----------------
Total current liabilities                                                        2,843,262              3,114,473

Notes payable to related parties                                                 2,058,681              2,386,547
Obligations under capital lease                                                    199,265                110,322
Long-term debt                                                                     585,751                816,187
Other liabilities                                                                  135,067                147,771
                                                                            -----------------      -----------------
Total liabilities                                                                5,822,026              6,575,300
                                                                            -----------------      -----------------

Minority interest in partnership                                                   211,357                215,128

Commitments (Note 8)

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued
 or outstanding
Common stock, no par value, 60,000,000 shares authorized as of
 December 31, 1997 and 1996, 6,408,321 shares issued and
 outstanding as of December 31, 1997 and 1996                                   15,039,646             15,039,646
Capital surplus                                                                  1,196,029              1,196,029
Accumulated deficit                                                             (4,427,307)            (4,112,378)
                                                                             -----------------      -----------------

Total shareholders' equity                                                      11,808,368             12,123,297
                                                                             -----------------      -----------------

Total liabilities and shareholders' equity                                     $17,841,751            $18,913,725
                                                                             =================      =================

          The accompanying notes are an integral part of these consolidated financial statements.

                                       22

                         CHICAGO PIZZA & BREWERY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31,

                                                                                   1997                    1996
                                                                             -----------------       -----------------
Revenues                                                                      $  26,191,472           $ 19,865,390
Cost of sales                                                                     7,732,193              6,182,528
                                                                             -----------------       -----------------

Gross profit                                                                     18,459,279             13,682,862
                                                                             -----------------       -----------------
Costs and Expenses:
Labor and benefits                                                                9,085,853              6,932,481
Occupancy                                                                         2,363,002              1,877,321
Operating expenses                                                                3,384,616              2,998,333
General and administrative                                                        2,636,904              2,257,701
Depreciation and amortization                                                     1,388,551              1,037,320
                                                                             -----------------       -----------------

Total cost and expenses                                                          18,858,926             15,103,156
                                                                             -----------------       -----------------

Loss from operations                                                               (399,647)            (1,420,294)
                                                                             -----------------       -----------------

Other Income (Expense):
Gain on involuntary conversion of assets                                            202,082                      -
Interest expense, net                                                              (124,950)              (506,959)
Other income (expense), net                                                          19,438               (380,010)
                                                                             -----------------       -----------------

Total other income (expense)                                                         96,570               (886,969)
                                                                             -----------------       -----------------

Loss before minority interest and income taxes                                     (303,077)            (2,307,263)

Minority interest in partnership                                                    (11,052)                27,223
                                                                             -----------------       -----------------

Loss before income taxes                                                           (314,129)            (2,280,040)

Income tax expense                                                                     (800)                (8,570)
                                                                             -----------------       -----------------

Net loss                                                                          ($314,929)           ($2,288,610)
                                                                             =================       =================

Basic net loss per common share                                                      ($0.05)                ($0.52)
                                                                             =================       =================

Basic weighted average number of common shares outstanding                        6,408,321              4,391,709
                                                                             =================       =================

               The accompanying notes are an integral part of these consolidated financial statements.


                          CHICAGO PIZZA & BREWERY, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    CAPITAL        ACCUMULATED
                                                   SHARES            AMOUNT         SURPLUS          DEFICIT           TOTAL
                                              ----------------  --------------- ---------------  ---------------   -------------
Balance, December 31, 1995                           3,788,878    $5,568,467        $278,750       ($1,823,768)     $4,023,449

Initial public offering of common stock, net         1,800,000     6,348,964                                         6,348,964
Initial public offering of warrants, net                                             454,779                           454,779
Conversion of note payable                             750,000     2,775,000         412,500                         3,187,500
Warrants issued for consulting services                                               50,000                            50,000
Common stock issued for consulting services             69,443       347,215                                           347,215
Net loss                                                                                             (2,288,610)    (2,288,610)
                                              ----------------  --------------- ---------------  ---------------- --------------

Balance, December 31, 1996                           6,408,321   $15,039,646       1,196,029         (4,112,378)    12,123,297

Net loss                                                                                               (314,929)      (314,929)
                                              ----------------  --------------- ---------------  ---------------- --------------

Balance, December 31, 1997                           6,408,321   $15,039,646      $1,196,029        ($4,427,307)    $11,808,368
                                              ================  =============== ===============  ================ ==============

              The accompanying notes are an integral part of these consolidated financial statements.


                           CHICAGO PIZZA & BREWERY, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31,

                                                                                         1997                1996
                                                                                  ----------------     ----------------
Cash flows provided by (used in) operating activities:
Net loss                                                                                ($314,929)         ($2,288,610)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                                            1,388,551           1,037,320
Gain on involuntary conversion of assets                                                 (202,082)
Gain on sale of restaurant                                                                (16,678)
Amortization of debt financing costs                                                                           390,000
Minority interest in partnership                                                            11,052             (27,223)
Noncash interest and consulting expense                                                                        559,715
Changes in assets and liabilities:
    Accounts receivable                                                                    (4,227)             (59,054)
    Inventory                                                                            (104,631)             (45,799)
    Prepaids and other current assets                                                    (555,451)            (150,879)
    Other assets                                                                          (16,020)              91,437
    Accounts payable                                                                     (221,943)             590,421
    Accrued expenses                                                                      (97,915)            (165,766)
    Other liabilities                                                                     (12,704)             (45,396)
                                                                                  ----------------         ---------------

               Net cash used in operating activities                                     (146,977)            (113,834)
                                                                                  ----------------         ---------------

Cash flows provided by (used in) investing activities:
Acquisition of Chicago Pizza Northwest, net of cash acquired                                                (2,479,343)
Acquisition of Brea, CA micro-brewery leasehold interest                                                      (930,400)
Purchases of equipment                                                                 (3,303,414)          (2,363,220)
Purchase of trademark and liquor license                                                                       (30,000)
Proceeds from involuntary conversion of asset                                             260,691
Proceeds from sale of restaurants, net of expenses                                         40,900              950,000
                                                                                  ----------------         ---------------

               Net cash used in investing activities                                   (3,001,823)          (4,852,963)
                                                                                  ----------------         ---------------

Cash flows provided by (used in) financing activities:
Borrowing on short-term debt                                                                                 3,327,912
Borrowing on long-term debt                                                                                    750,771
Payments on related party debt                                                           (320,241)          (1,375,007)
Payments on debt                                                                         (220,993)            (512,865)
Capital lease payments                                                                    (75,603)             (41,527)
Proceeds from stock issuance, net of costs                                                                   6,456,964
Proceeds from warrants, net of costs                                                                           454,779
Distributions to partners                                                                 (14,822)             (10,191)
Debt financing costs                                                                                          (390,000)
                                                                                  ----------------         ---------------

               Net cash (used in) provided by financing activities                       (631,659)           8,660,836
                                                                                  ----------------         ---------------

               Net (decrease) increase  in cash and cash equivalents                   (3,780,459)           3,694,039

Cash and cash equivalents, beginning of period                                          5,485,808            1,791,769
                                                                                  ----------------         ---------------

Cash and cash equivalents, end of period                                               $1,705,349           $5,485,808
                                                                                  ================         ===============

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

     Effective January 1, 1995, pursuant to the Asset Purchase Agreement between the Company and Roman Systems, the Company purchased the three existing BJ's Chicago Pizzeria restaurants operated and managed under the Management Agreement and terminated the Management Agreement.

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

     On May 15, 1996, the Company agreed to sell seven of the restaurants purchased from Pietro's Corp. Two of the restaurants were sold on May 31, 1996, two additional restaurants were sold on June 24, 1996 and three additional restaurants were sold on June 26, 1996. On June 1, 1997, an additional restaurant acquired from Pietro's Corp. was sold to an independent operator. The operating results for the eight restaurants sold were included in the Company's consolidated operating results for the period they were owned by the Company.

     The following summarized, unaudited pro forma results of operations for the year ended December 31, 1996 assumes the acquisition of Pietro's Corporation occurred as of the beginning of 1996:

                                                      PRO FORMA
                                                     YEAR ENDED
                                                 DECEMBER 31, 1996
                                             ---------------------------
                 Revenue                            $23,644,919
                 Net loss                           ($2,454,537)
                 Loss per share                          ($0.56)

     BASIS OF PRESENTATION

     The accompanying financial statements of the Company as of and for the years ended December 31, 1997 and 1996 are presented on a consolidated basis, and include the accounts of the Company and BJ's Lahaina, L.P. The Company operates in the restaurant industry exclusively in the United States. All significant intercompany transactions and balances have been eliminated.

                         CHICAGO PIZZA & BREWERY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   The Company And Summary Of Significant Accounting Policies, Continued:

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates market value.

     RESTRICTED CASH

     In 1996, as part of the acquisition of the Brea restaurant location, the Company assumed an existing bank loan with the condition that a $200,000 certificate of deposit be restricted as collateral. Additionally, as part of the Pietro's Acquisition, the Company acquired U.S. Treasury Notes, which are restricted as part of a bonding arrangement relating to Washington State Workers' Compensation insurance. The fair market value of the U.S. Treasury Notes at December 31, 1997 and 1996 was approximately $369,000.

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

           Furniture and fixtures                                7 years
           Equipment                                          7-10 years
           Leasehold improvements                             7-25 years

     LEASES

     Leases that meet certain criteria are capitalized and included with property and equipment. The resulting assets and liabilities are recorded at the lesser of cost or amounts equal to the present value of the future minimum lease payment at the beginning of the lease term. Such assets are amortized evenly over the related life of the lease or the useful lives of the assets, whichever is less. Interest expense relating to these liabilities is recorded to effect constant rates over the terms of the leases. Leases that do not meet the criteria for capitalization are classified as operating leases and rental payments are charged to expense as incurred.

     PREPAIDS AND OTHER CURRENT ASSETS

     The Company capitalizes restaurant preopening costs which include the direct and incremental costs associated with the opening of a new restaurant. These are primarily costs incurred to develop new restaurant management teams, and the food, beverage and supply costs incurred to perform testing of all equipment, concept, systems and recipes. The capitalized costs are amortized on a straight-line basis over a period of one year beginning on the restaurant's opening date. Unamortized preopening costs totaled $333,382 and $204,634 as of December 31, 1997 and 1996, respectively.

                         CHICAGO PIZZA & BREWERY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   The Company And Summary Of Significant Accounting Policies, Continued:

     INTANGIBLE ASSETS

     Goodwill from the acquisition of the net assets of Roman Systems, the acquisition of the limited partnership interests of BJ's Belmont Shore, L.P. and BJ's La Jolla, L.P., and the acquisition of Pietro's represent the excess of cost over fair value of net assets acquired. Goodwill is amortized over 40 years using the straight-line method beginning on the date of acquisition. Also included in intangible assets are trademarks, which are amortized over 10 years and the covenant not to compete, which is amortized over 8.5 years.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1997 and 1996 was $761,780 and $741,194, respectively.

     INCOME TAXES

     Deferred income taxes are recognized based on the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     MINORITY INTEREST

     For the consolidated financial statements as of December 31, 1997 and 1996, minority interest represents the limited partners' interests totaling 46.32% for BJ's Lahaina, L.P.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 107. "Disclosure About Fair Value of Financial Instruments", requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments, such as certain insurance contracts, and all non-financial instruments from its disclosure requirements. A financial instrument is defined as contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosures regarding the fair value of financial instruments have been derived using external market sources, estimates using present value or other valuation techniques. Cash, accounts payable, accrued liabilities and short term debt are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value.

     PER SHARE INFORMATION

     SFAS 128, "Earnings Per Share", was adopted in the fourth quarter of 1997 and supersedes the Company's previous standards for computing net income per share under Accounting Principles Board ("APB") Opinion
     No. 15. The new standard requires dual presentation of basic net income per common share and net income per common share assuming dilution

                         CHICAGO PIZZA & BREWERY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   The Company And Summary Of Significant Accounting Policies, Continued:

     on the face of the income statement. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The financial statements present basic net income per share. Dilutive net income per share is not presented as both stock options and warrants are antidilutive for the periods presented.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during 1996. SFAS No. 121 requires an entity to review long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the carrying amount of the asset exceeds the estimated fair value of the asset. There was no impact on the Company as a result of implementing SFAS No. 121.

     The Company periodically evaluates the carrying value of goodwill including the related amortization periods. The Company determines whether there has been impairment by comparing the anticipated undiscounted future cash flows from operations of the acquired restaurants with the carrying value of the goodwill.

     STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a "fair value method" of accounting for an employee stock option. The fair value of the stock option is determined using factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the "intrinsic method" provided by APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income components which under generally accepted accounting principles ("GAAP") bypass the income statement and are Reported in the balance sheet as a separate component of equity. For the two years ended December 31, 1997, the Company had no other comprehensive income components as defined in SFAS No. 130. SFAS No. 130 does not apply to an enterprise that has no items of other comprehensive income in any of the periods presented.

     In June 1997, the FASB issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Restated Information," which changes current practice and establishes a new framework, referred to as the "management" approach, on which to have segment reporting. The management approach requires that management identify the "operating segments" based on the way that management disaggregates the entity for internal operating decisions. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and is not required for interim statements in the first year of adoption. Management believes that the adoption of this new standard will not have any material impact on the Company's financial position or results of operations.

                         CHICAGO PIZZA & BREWERY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.   The Company And Summary Of Significant Accounting Policies, Continued:

     As is currently the practice of many restaurant entities, the Company defers its restaurant preopening costs and amortizes them over the twelve-month period following the opening of each respective restaurant. In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a draft Statement of Position (SOP) entitled "Reporting on the Costs of Start-Up Activities." The proposed SOP would require entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. In March 1998, the FASB adopted the SOP for final issuance, subject to certain changes. The Company believes the final SOP will be issued during the second quarter of 1998 and will be effective for fiscal years beginning after December 15,1998. Restatement of previously issued financial statements is not permitted by the draft SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard.

     The Company's adoption of the new accounting standard proposed by the SOP will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. Total deferred preopening costs were $333,000 at December 31, 1997.

     Other recently issued standards of the FASB are not expected to affect the Company as conditions to which those standards apply are absent.

     BUSINESS OPERATIONS

     The Company has incurred net losses during its organization and acquisition of restaurants. While many of these costs were created by the ramping-up of the organization and restaurant concept development, including a more expansive menu, food testing, and micro-brewery concepts, management believes that such costs will be reduced in the future. Management believes the Company can be profitable through increased sales relating to its extended menu developed in 1996 and the continuing conversion and refurbishment of the Northwest Restaurants. Management also believes that profitability may be enhanced by reduced costs associated with Company produced beer and vendor volume purchasing made possible with the acquisition of the Northwest Restaurants.

     While there can be no assurance that Management's plans, if executed, will return the Company to profitability, Management believes their plans provide the Company with a strong base to accomplish their goals.

2.   Concentration Of Credit Risk:

     Financial instruments which potentially subject the Company to a concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk," principally consist of cash, cash equivalents and accounts receivable. The Company maintains its cash accounts at various banking institutions. At times, cash balances may be in excess of the FDIC insurance limit. Cash equivalents represent money market funds and certificates of deposits.

                         CHICAGO PIZZA & BREWERY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.    Property and Equipment:

      Property and equipment consisted of the following as of:

                                                                                              DECEMBER 31,
                                                                                 ----------------------------------------
                                                                                       1997                     1996
                                                                                 ----------------           --------------
          Furniture and fixtures                                                         $543,594                $236,901
          Equipment                                                                     3,889,964               2,466,648
          Leasehold improvements                                                        6,039,018               3,507,971
                                                                                 ----------------           --------------
                                                                                      $10,472,576              $6,211,520
          Less, accumulated depreciation and amortization                             (1,869,788)               (918,610)
          Construction in progress                                                         71,043                 941,151
                                                                                 ----------------           --------------
                                                                                       $8,673,831              $6,234,061
                                                                                 ================           ==============


4.    Intangible Assets:

      Intangible assets consisted of the following as of:


                                                                                              DECEMBER 31,
                                                                             -----------------------------------------------
                                                                                   1997                            1996
                                                                             -----------------              -----------------
          Goodwill                                                                  $5,798,251                    $5,798,251
          Trademarks                                                                    48,000                        48,000
          Covenant not to compete                                                       50,000                        50,000
          Lease right for Lahaina lease                                                 25,000                        25,000
          Liquor licenses                                                               65,000                        65,000
                                                                             -----------------              -----------------
                                                                                    $5,986,251                    $5,986,251
          Less, accumulated amortization                                               469,589                       309,902
                                                                             -----------------              -----------------
                                                                                    $5,516,662                    $5,676,349
                                                                             =================              =================


5.   Accrued Expenses:

     Accrued expenses consisted of the following as of:

                                                                                              DECEMBER 31,
                                                                             -----------------------------------------------
                                                                                   1997                           1996
                                                                             ----------------               -----------------
          Accrued professional fees                                                  $93,500                         $306,089
          Accrued rent                                                               265,122                          282,572
          Payroll related liabilities                                                547,568                          403,725
          Accrued interest                                                            18,409                           40,235
          Other                                                                      182,578                          166,471
                                                                             ----------------               -----------------
                                                                                  $1,107,177                       $1,199,092
                                                                             ================               =================


                           CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.   Debt:

     RELATED PARTY DEBT

     Related party debt consisted of the following as of:

                                                                                              DECEMBER 31,
                                                                             -----------------------------------------------
                                                                                   1997                          1996
                                                                             ----------------               ------------------
     Note payable to shareholder, with interest rate of 6%,
     due on demand                                                                                           $   20,296

     Note payable to Roman Systems, with interest rate of 7%, due in monthly installments of $38,195, maturing April 1, 2004,
     collateralized by the BJ's Laguna, BJ's La Jolla and BJ's Balboa
     restaurants                                                                $2,335,487                    2,597,578

     Note payable to Roman Systems, with interest rate of 2.25% plus the bank's reference rate (8.50% at December 31, 1997 and 8.25% at
     December 31, 1996), due in monthly installments of $3,500, maturing June 1, 1999
                                                                                    59,500                       97,354
                                                                             ------------------             ------------------

              Total related party debt                                           2,394,987                    2,715,228

     Less, current portion                                                         336,306                      328,681
                                                                             ------------------             ------------------

                                                                                $2,058,681                   $2,386,547
                                                                             ==================             ==================


     Future maturities of related party debt for each of the five years subsequent to December 31, 1997 and thereafter are as follows:


                           1998                                                    $336,306
                           1999                                                     339,726
                           2000                                                     350,147
                           2001                                                     378,068
                           2002                                                     405,989
                           Thereafter                                               584,751
                                                                               ================
                                                                                 $2,394,987
                                                                               ================


                           CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.   Debt, Continued:

     OTHER LONG-TERM DEBT

     Other long-term debt consisted of the following as of:

                                                                                                DECEMBER 31,
                                                                                 -------------------------------------------
                                                                                      1997                          1996
                                                                                 --------------               ----------------
          Note payable with interest rate of 2% plus the bank's reference rate
          (8.50% at December 31, 1997 and 8.25% at December 31, 1996), due in
          monthly installments of $12,513, maturing March 1, 2001,
          collateralized by $200,000 certificate of deposit maturing March 1,
          1998                                                                         $481,002                       $631,157

          Notes payable for Pietro's outstanding tax claims as part of the
          Debtor's Plan of Reorganization, due in quarterly installments of
          $32,670 from July 1, 1996 through April 1, 1997 and $20,071 from July
          1, 1997 through June 30, 2001 and varying payments totaling an aggregate of $34,122 from October 1, 2001 until April 1, 2002.
          Interest accrues at 8.25%                                                     315,115                        440,666

          Note payable with interest rate of 10.80%, payable in monthly
          installments of $8,100, including    interest, maturing
          September 1998                                                                 54,713
                                                                                 --------------               ----------------
                                                                                        850,830                      1,071,823
          Less, current portion                                                         265,079                        255,636
                                                                                 --------------               ----------------
                                                                                       $585,751                       $816,187
                                                                                 ==============               ================


           Future maturities of other long-term debt for each of the five years subsequent to December 31, 1997 and thereafter are as follows:


                                    1998                                                $265,079
                                    1999                                                 230,438
                                    2000                                                 230,438
                                    2001                                                 108,152
                                    2002                                                  16,723
                                    Thereafter                                                 -
                                                                                  ----------------
                                                                                        $850,830
                                                                                  ================


     Total interest expense for the years ended December 31, 1997 and 1996 was approximately $341,000 and $567,000, respectively.

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

                           CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.   Capital Leases:

     The Company leases computer and other equipment under capital lease arrangements. The equipment related to the capital leases has an original cost of $434,618 and $239,439 at December 31, 1997 and 1996, respectively. Accumulated amortization related to these leases is $123,019 and $59,236 as of December 31, 1997 and 1996, respectively. The obligations under capital leases have a weighted average interest rate of 18.5% and mature at various dates through 2001. Annual future minimum lease payments for years subsequent to December 31, 1997 are as follows:


             1998                                             $ 129,040
             1999                                               123,101
             2000                                               106,382
             2001                                                 6,309
                                                             ---------------
                   Total minimum payments                       364,832
             Less, amount representing interest                  67,723
                                                             ---------------
                   Obligations under capital leases             297,109
             Less, current portion                               97,844
                                                             ---------------
                   Long-term portion                          $ 199,265
                                                             ===============

8.   Commitments:

     The Company leases its restaurant and office facilities under noncancelable operating leases with terms ranging from approximately 7 to 25 years with renewal options ranging from 5 to 15 years. Rent expense for the years ended December 31, 1997 and 1996, was $2,023,738 and $1,536,669, respectively.

     The Company has certain operating leases which contain fixed escalation clauses. Rent expense for these leases has been calculated on a straight-line basis over the term of the leases. A deferred credit in the amount of $248,348 has been established and included in accrued expenses at December 31, 1997 for the difference between the amount charged to expense and the amount paid. The deferred credit will be amortized over the life of the leases.

     A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals for the years ended December 31, 1997 and 1996 were $58,192 and $48,233, respectively.

     The following are the future minimum rental payments under noncancelable operating leases for each of the five years subsequent to December 31, 1997 and in total thereafter:


                          1998                                  $1,765,562
                          1999                                   1,570,544
                          2000                                   1,356,469
                          2001                                   1,206,044
                          2002                                     883,737
                          Thereafter                             4,169,739
                                                          -----------------
                                                               $10,952,095
                                                          =================


                           CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   Commitments, Continued:

     With respect to the lease for the Richland, Washington restaurant, which was closed and sold by the Company, the Company remains liable in the event of default by the current lessee. The Company may also be liable for additional expenses, such as insurance, real estate taxes, utilities and maintenance and repairs. Management currently has no reason to believe that such expenses, if incurred, will be significant.

     LEGAL PROCEEDINGS

     The Company is currently not a party to any pending legal proceedings which it believes will have a material adverse effect on its consolidated financial position or consolidated results of operations.

     The Company closed its La Jolla Prospect restaurant in 1995 and the lease was assigned, subject to a continuing guarantee by the Company, to a third party restaurant operator. That operator defaulted on the terms of the lease and the owner of the property filed an action against the Company. In October 1997 the Company agreed to a settlement and mutual release of this lease in the amount of $150,000.

     EMPLOYMENT AGREEMENTS

     Effective March 26, 1996, the Company entered into employment agreements with Paul Motenko and Jeremiah J. Hennessy. The agreements provide for a minimum annual salary of $135,000 subject to escalation annually in accordance with the Consumer Price Index and certain benefits through 2004. The agreements may be terminated by either party. The agreements also contain provisions for additional cash compensation based on earnings or income of the Company. The agreements contain provisions which grant the employees the right to receive salary and benefits, as individually defined, if such employee is terminated by the Company without cause.

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

     The Company also entered into a consulting agreement ("Pietro's Consulting Agreement") with ASSI, Inc. regarding the Pietro's Corp. acquisition. Under this agreement, ASSI, Inc. agrees to advise the Company in connection with the reconstruction, expansion, marketing and strategic development of the restaurants acquired from Pietro's Corp. In consideration for such services, the Company shall pay to ASSI, Inc. an annual fee equal to 5% of Net Profits, as defined, of the 26 restaurants acquired, 18 of which the Company has retained. As additional consideration for the consulting services, the Company issued to ASSI, Inc. an additional aggregate of 100,000 warrants to purchase shares of common stock of the Company at an exercise price of $3.85 per share. The Pietro's Consulting Agreement expires on December 31, 2000. The warrants were automatically converted to warrants included in the initial public offering.

                           CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.   Shareholders' Equity:

     INITIAL PUBLIC OFFERING

     In October 1996, the Company completed an initial public offering (the "IPO") of 1,800,000 shares of common stock at $5.00 per share, and 2,070,000 warrants at $0.25 per share which generated $9,517,500 in gross proceeds less underwriting commissions and other related expenses of $2,713,757.

     PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were outstanding at December 31, 1997 or 1996. The Company currently has no plans to issue shares of preferred stock.

     COMMON STOCK

     Shareholders of the Company's outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors. Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to cumulate votes in connection with the election of directors.

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

                           CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     10. Income Taxes:

     The provision for income tax consists of the following for the years ended December 31:

                                                     1997                   1996
                                                 -------------         -------------
        Current:
           Federal                                       -                    -
           State                                       $800                $8,570
                                                 -------------         -------------
                                                        800                 8,570

        Deferred:
           Federal                                       -                    -
           State                                         -                    -
                                                 -------------         -------------
           Provision for income taxes                  $800                $8,570
                                                 =============         =============


      The temporary differences which give rise to deferred tax provision (benefit) consist of the following for the years ended December 31:

                                                      1997                     1996
                                                 -------------          ---------------
      Property and equipment                        ($83,530)                 ($72,177)
      Goodwill                                        40,835                    22,692
      Accrued liabilities                              5,052                   125,624
      Investment in partnerships                      (5,965)                      685
      Net operating losses                           (59,042)                 (789,391)
      Income tax credits                            (103,657)                  (81,062)
      Other                                             (233)                  (18,020)
      Change in valuation allowance                  206,540                   811,649
                                                 -------------         ----------------
                                                 $         -             $           -
                                                 =============          ===============


     The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

                                                            1997                 1996
                                                        -------------     --------------
     Statutory regular federal income tax benefit             (34.0%)           (34.0%)
     State income taxes, net of federal benefit                  0.3%             0.0%
     Change in valuation allowance                              54.2%            36.2%
     Change in credits                                        (32.9%)            (3.6%)
     Employer tax credit disallowance                           10.8%             1.1%
     Other, net                                                  2.1%             0.7%
                                                        -------------     ---------------
                                                                 0.5%             0.4%
                                                        =============     ===============

                           CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     10. Income Taxes, Continued:

     The components of the deferred income tax asset (liability) consist of the following for the years ended December 31:


                                                   1997                                  1996
                                            --------------------                 ---------------------
      Property and equipment                        $   192,414                        $    101,043
      Goodwill                                         (173,023)                           (129,203)
      Accrued liabilities                                31,939                              37,928
      Investment in partnerships                         26,110                              19,719
      Net operating losses                            1,630,144                           1,575,274
      Income tax credits                                184,720                              81,062
      Other                                              18,628                              18,569
                                            --------------------                 ----------------------
                                                      1,910,932                           1,704,392
      Valuation allowance                            (1,910,932)                         (1,704,392)
                                            --------------------                 ----------------------

      Net deferred income taxes                     $         -                         $         -
                                            ====================                 ======================


     As of December 31, 1997, the Company had net operating loss carryforwards for federal and state purposes of approximately $4,225,000 and $2,194,000, respectively. The net operating loss carryforwards begin expiring in 2008 for federal purposes and 1997 for state purposes.

     The Company has a federal credit for FICA taxes paid on employees' tip income of approximately $185,000. The credit will begin to expire in 2011.

     The utilization of net operating loss ("NOL") and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the Inital Public Offering in 1996. The Company has not previously generated taxable income, and there is no opportunity to carryback losses to prior periods. The Company has therefore not recognized a deferred tax asset as of December 31, 1997 and 1996.

11.  Supplemental Cash Flow Information :

     Supplemental cash flow items consisted of the following for the years ended December 31:


                                                                                1997                          1996
                                                                        ---------------------        ----------------------
          Cash paid for:
            Interest                                                          $381,109                      $606,482
            Taxes                                                                 $800                        $8,570


     Supplemental information on noncash investing and financing activities consisted of the following for the years ended December 31:

                                                                                 1997                          1996
                                                                         ---------------------         ----------------------
          Equipment purchases under a capital lease                           $196,125                        $181,221
          Common stock or warrants issued for consulting
              services                                                           -                            $397,215
          Purchase of CPNI (assumed liabilities)                                 -                          $1,411,595
          Conversion of notes payable into common stock
              and warrants                                                       -                          $3,000,000
          Prepaid IPO costs                                                      -                            $108,000
          Interest expense on convertible debt                                   -                            $187,500


                           CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

     The following is a summary of changes in options outstanding pursuant to the plan for the years ended December 31:

                                                           1997                                        1996
                                            -------------------------------------       -------------------------------------
                                                                   PRICE PER                                   PRICE PER
                                                SHARES               SHARE                  SHARES               SHARE
                                            --------------      -----------------       ---------------    ------------------

Outstanding options at beginning of year           487,500        $5.00-$5.03                  -                  -

Granted                                             25,000           $1.00                 487,500           $5.00-$5.03
Exercised                                         -                    -                       -                  -
Terminated                                        (159,591)       $5.00-$5.03                  -                  -
                                            --------------      -----------------       ---------------    ------------------

Outstanding options at end of year                 352,909        $1.00-$5.00              487,500           $5.00-$5.03
                                            ==============      =================       ===============    ==================

Options exercisable at end of year                 258,382        $1.00-$5.00              268,898           $5.00-$5.03
                                            ==============      =================       ===============    ==================


     The Company has adopted the disclosure-only provisions of SFAS
     No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, since options were granted with an option price equal to the grant date market value of the Company's common stock, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value of the option at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and basic loss per share would have been increased to the pro forma amounts indicated below as of December 31,


                                              1997                            1996
                                        ---------------------         ----------------------
     Basic net loss, as reported            ($314,929)                   ($2,288,610)
     Basic net loss, pro forma              ($542,062)                   ($2,530,442)
     Basic loss per share, as reported       ($0.05)                        ($0.52)
     Basic loss per share, pro forma         ($0.08)                        ($0.58)


     The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility of the Company's stock of 49%, (c) a risk-free interest rate ranging from 5.78% to 6.74% and (d) expected option lives of one to five years.

                           CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13.  Acquisitions And Transfers:

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

     WESTWOOD, CALIFORNIA

     In 1995, the Company entered into a lease for its Westwood restaurant location. The site was renovated and opened on March 15, 1996.

     BOULDER, COLORADO

     In 1995, the Company entered into a lease for its Boulder, Colorado restaurant and brewery location. The site was renovated and opened on February 14, 1997.

     SALE OF RESTAURANTS

     On May 15, 1996, the Company agreed to sell seven newly acquired Chicago Pizza Northwest, Inc. restaurants to Abby's, Inc. Two of the restaurants were sold on May 31, 1996, two more were sold on June 24, 1996, and three more were sold on June 26, 1996. On June 1, 1997, an additional restaurant acquired from Pietro's Corp. was sold to an independent operator. The remaining 18 restaurants have been or will be converted into "BJ's Pizza & Grill - OTC," "BJ's Pizza & Grill" or "BJ's Pizza, Grill & Brewery" restaurants.

     GAIN ON INVOLUNTARY CONVERSION OF ASSETS

     On February 19, 1997, the Pietro's restaurant in Aloha, Oregon was heavily damaged by fire. The Company has received a preliminary settlement from the insurance carrier for the loss of personal property. This settlement, due to the coverage provided by the Company's replacement cost policy, resulted in the recognition of a gain on involuntary conversion of asset in the amount of $202,082 during 1997. The Company is presently in the early stages of refurbishing the restaurant and plans to resume operations at this location.

                           CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.    Quarterly Financial Data (Unaudited):

       Summarized unaudited quarterly financial data for the Company is as follows:

                                             MARCH 31, 1997        JUNE 30, 1997       SEPTEMBER 30, 1997      DECEMBER 31, 1997
                                            ----------------    ------------------    -------------------    --------------------
Total revenues                                  $5,783,196            $6,641,662             $7,208,665              $6,557,949
Income (loss) from operations                    ($167,761)             ($33,161)               $51,754               ($250,479)
Net income (loss)                                ($171,964)             $118,136                $22,555               ($283,656)
Basic net income (loss) per share                   ($0.03)                $0.02                  $0.00                  ($0.04)


                                            MARCH 31, 1996       JUNE 30, 1996        SEPTEMBER 30, 1996      DECEMBER 31, 1996
                                           -----------------    -----------------     -------------------    --------------------
Total revenues                                  $1,768,255           $6,539,799              $6,009,515              $5,547,821
Loss from operations                             ($288,958)           ($398,944)               ($61,370)              ($671,022)
Net loss                                         ($366,969)           ($707,775)              ($308,293)              ($905,573)
Basic net loss per share                                -                    -                       -                   ($0.15)
