Form 10QSB
period 1998-03-31
CHICAGO PIZZA & BREWERY INC
filed 1998-05-15
CIK 1013488

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                   ISSUER'S TELEPHONE NUMBER: (949) 367-8616



     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes  X       No.
                          ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: At May 8, 1998, 6,408,321 shares of the small business issuer's common stock were outstanding.

   Transitional Small Business Disclosure Format (check one): Yes    No   X
                                                                         ---

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                                                  PAGE
                                                  ----
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements                             1

           Consolidated Balance Sheets -
              March 31, 1998 and December 31, 1997                       1

           Consolidated Statements of  Operations -
              Three Months Ended March 31, 1998
              and March 31, 1997                                         2

           Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1998
              and March 31, 1997                                         3

           Notes to Consolidated Financial Statements                    4

Item  2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           5

              Results of Operations                                      6
              Liquidity and Capital Resources                            8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings     `                                       9

Item 2.    Changes in Securities                                         9

Item 3.    Defaults Upon Senior Securities                               9

Item 4.    Submission of Matters to a Vote of
           Security Holders                                              9

Item 5.    Other Information                                             9

Item 6.    Exhibits and Reports on Form 8-K                              9

SIGNATURES

                                    PART I

                    ITEM  1.  CONSOLIDATED FINANCIAL STATEMENTS

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                      March 31,     December 31,
                                                         1998           1997
                                                     ------------  --------------
                      ASSETS
---------------------------------------------------
Current assets:
Cash and cash equivalents . . . . . . . . . . . . .  $ 1,350,596     $ 1,705,349
Restricted cash . . . . . . . . . . . . . . . . . .      100,000         200,000
Accounts receivable . . . . . . . . . . . . . . . .      174,702         161,649
Inventory . . . . . . . . . . . . . . . . . . . . .      341,072         361,299
Prepaids and other current assets . . . . . . . . .      618,516         646,700
                                                     ------------    ------------

Total current assets. . . . . . . . . . . . . . . .    2,584,886       3,074,997

Property and equipment, net . . . . . . . . . . . .    9,090,479       8,673,831

Other assets. . . . . . . . . . . . . . . . . . . .      197,788         207,138
Restricted cash . . . . . . . . . . . . . . . . . .      369,123         369,123
Intangible assets, net. . . . . . . . . . . . . . .    5,475,739       5,516,662
                                                     ------------    ------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $17,718,015     $17,841,751
                                                     ============    ============


       LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------

Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . .  $ 1,151,373     $ 1,042,856
Accrued expenses. . . . . . . . . . . . . . . . . .    1,139,528       1,101,177
Notes payable to related parties. . . . . . . . . .      334,277         336,306
Current portion of long-term debt . . . . . . . . .      242,050         265,079
Current portion of obligations under capital lease.      114,815          97,844
                                                     ------------    ------------

Total current liabilities . . . . . . . . . . . . .    2,982,043       2,843,262

Notes payable to related parties. . . . . . . . . .    1,979,251       2,058,681
Obligations under capital lease . . . . . . . . . .      232,048         199,265
Long-term debt. . . . . . . . . . . . . . . . . . .      535,700         585,751
Other liabilities . . . . . . . . . . . . . . . . .      131,825         135,067
                                                     ------------    ------------

Total liabilities . . . . . . . . . . . . . . . . .    5,860,867       5,822,026
                                                     ------------    ------------

Minority interest in partnership. . . . . . . . . .      228,283         211,357

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none
       issued or outstanding
Common stock, no par value, 60,000,000 shares
       authorized, 6,408,321 issued and outstanding   15,039,646      15,039,646
Capital surplus . . . . . . . . . . . . . . . . . .    1,196,029       1,196,029
Accumulated deficit . . . . . . . . . . . . . . . .   (4,606,810)     (4,427,307)
                                                     ------------    ------------

Total shareholders' equity. . . . . . . . . . . . .   11,628,865      11,808,368
                                                     ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . .  $17,718,015     $17,841,751
                                                     ============    ============



                            See accompanying notes.

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1998         1997
                                                 -----------  -----------
Revenue . . . . . . . . . . . . . . . . . . . .  $6,888,256   $5,783,196
Cost of sales . . . . . . . . . . . . . . . . .   2,012,326    1,707,859
                                                 -----------  -----------

Gross profit. . . . . . . . . . . . . . . . . .   4,875,930    4,075,337
                                                 -----------  -----------

Cost and Expenses:
Labor and benefits. . . . . . . . . . . . . . .   2,500,720    1,954,783
Occupancy . . . . . . . . . . . . . . . . . . .     593,506      575,616
Operating expenses. . . . . . . . . . . . . . .     872,411      780,274
General and administrative. . . . . . . . . . .     593,209      663,566
Depreciation and amortization . . . . . . . . .     452,445      268,859
                                                 -----------  -----------

Total cost and expenses . . . . . . . . . . . .   5,012,291    4,243,098
                                                 -----------  -----------

Loss from operations. . . . . . . . . . . . . .    (136,361)    (167,761)
                                                 -----------  -----------

Other Income (Expense):
Interest expense, net . . . . . . . . . . . . .     (34,664)     (17,240)
Other . . . . . . . . . . . . . . . . . . . . .       9,249       10,219
                                                 -----------  -----------

Total other income (expense). . . . . . . . . .     (25,415)      (7,021)
                                                 -----------  -----------

Loss before minority interest and income taxes.    (161,776)    (174,782)

Minority interest in partnership. . . . . . . .     (16,925)       3,618
                                                 -----------  -----------

Loss before income taxes. . . . . . . . . . . .    (178,701)    (171,164)

Income tax expense. . . . . . . . . . . . . . .        (800)        (800)
                                                 -----------  -----------

Net loss. . . . . . . . . . . . . . . . . . . .   ($179,501)   ($171,964)
                                                 ===========  ===========

Basic and dilutive net loss per common share. .      ($0.03)      ($0.03)
                                                 ===========  ===========

Basic and dilutive weighted average number of
      common shares outstanding . . . . . . . .   6,408,321    6,408,321
                                                 ===========  ===========



                            See accompanying notes.

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                           1998         1997
                                                        -----------  -----------
Cash flows provided by (used in) operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . . . .   ($179,501)   ($171,964)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
Depreciation and amortization. . . . . . . . . . . . .     452,445      268,859
Minority interest in partnership . . . . . . . . . . .      16,925       (3,618)
Changes in assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . .     (13,053)      (4,645)
     Inventory . . . . . . . . . . . . . . . . . . . .      20,228        6,464
     Prepaids and other current assets . . . . . . . .      15,196       30,784
     Other assets. . . . . . . . . . . . . . . . . . .       7,579       36,630
     Accounts payable. . . . . . . . . . . . . . . . .     108,517      (77,897)
     Accrued expenses. . . . . . . . . . . . . . . . .      38,351      139,284
     Other liabilities . . . . . . . . . . . . . . . .      (3,242)      (2,977)
                                                        -----------  -----------

 Net cash provided by  operating
 activities. . . . . . . . . . . . . . . . . . . . . .     463,445      220,920
                                                        -----------  -----------

Cash flows used in investing activities:
Purchase of equipment. . . . . . . . . . . . . . . . .    (629,835)    (793,941)
                                                        -----------  -----------

Cash flows used in financing activities:
Payments on related party debt . . . . . . . . . . . .     (81,459)    (100,398)
Payments on long-term debt . . . . . . . . . . . . . .     (73,079)     (65,308)
Capital lease payments . . . . . . . . . . . . . . . .     (33,825)     (17,366)
                                                        -----------  -----------

 Net cash used in financing activities . . . . . . . .    (188,363)    (183,072)
                                                        -----------  -----------

 Net decrease in cash and cash equivalent. . . . . . .    (354,753)    (756,093)

Cash and cash equivalents, beginning of period . . . .   1,705,349    5,485,808
                                                        -----------  -----------

Cash and cash equivalents, end of period . . . . . . .  $1,350,596   $4,729,715
                                                        ===========  ===========




                            See accompanying notes.

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the three months ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC on Form 10-KSB for the year ended December 31, 1997. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB. The accompanying consolidated balance sheet as of December 31, 1997 has been derived from the audited financial statements.

2.   ORGANIZATION:

     The accompanying financial statements of the Company for the three months ended March 31, 1998 and 1997 are presented on a consolidated basis, and include the accounts of the Company, Chicago Pizza Northwest, Inc. and BJ's Lahaina, L.P. All significant intercompany transactions and balances have been eliminated.

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

     On February 19, 1997, the Pietro's restaurant located in Aloha, Oregon was heavily damaged by fire. The Company maintained insurance for such an event and intends to refurbish the restaurant and resume operations at this location. The Company received $260,691 during the second quarter of 1997 from its insurance carrier for this loss and is presently negotiating with the carrier any additional amount that may be due for the loss or damage of this property covered by its replacement cost policy. It is possible the Company will recognize a gain on the involuntary loss of its property when the final settlement amount is determined. A business interruption insurance policy will substantially offset the loss of business during the rebuilding period.

3.  INTANGIBLE ASSETS:

     The Company periodically evaluates the carrying value of goodwill including the related amortization periods. The Company determines whether there has been impairment by comparing the anticipated undiscounted future cash flows from operations of the acquired restaurants with the carrying value of the goodwill.

4.  PER SHARE INFORMATION:

     SFAS 128, "Earnings Per Share", was adopted in the fourth quarter of 1997 and supersedes previous standards for computing net income per share under Accounting Principles Board ("APB") Opinion No. 15. The new standard requires dual presentation of basic net income per common share and net income per common share assuming dilution on the face of the income statement. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive net income per share is equal to basic net income per share as both stock options and warrants are antidilutive for the periods presented.

5.  INCOME TAXES:

     As of December 31, 1997, the Company had net operating loss carryforwards for federal and state purposes of approximately $4,225,000 and $2,194,000, respectively. The utilization of net operating loss and credit carryforwards may be limited under the provisions of the Internal Revenue Code Section 382 and similar state provisions due to the initial public offering in 1996. The Company has not previously generated taxable income, and there is no opportunity to carryback losses to prior periods. The Company therefore has not recognized a net deferred tax asset as of March 31, 1998.

6.  SUBSEQUENT EVENTS:

     On April 30,1998 the Company's lease for its delivery-only Pietro's restaurant on Woodstock Road in Portland, Oregon expired. Due to its delivery-only suitability, this location was not included in the Company's plans for conversions to the BJ's format, and the Company did not pursue a lease extension. A portion of the equipment at this location was sold to an independent operator; additional restaurant equipment was removed and will be used in future conversions to the BJ's restaurant format.


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

GENERAL

     The Company developed a restaurant and microbrewery in Boulder, Colorado in February 1997 and converted five of the Pietro's restaurants to the BJ's restaurant and/or brewery concept during April through December 1997. Two additional Pietro's restaurants were converted to the BJ's restaurant concept in the first quarter of 1998. Consequently, the results of operations for the three-month period ended March 31, 1998 are not necessarily comparable to the results of operations for the same period in 1997.

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

     Certain pre-opening costs, including direct and incremental costs associated with the opening of a new or converted restaurant, are amortized over a period of one year from the opening date of such restaurant. These costs include primarily those incurred to train a new restaurant management team, food, beverage and supply costs incurred to test all equipment and systems, and any rent or operating expenses incurred prior to opening. Construction costs, including leasehold capital improvements are amortized over the remaining useful life of the related asset, or, for leasehold improvements, over the initial term, if less.

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


RESULTS OF OPERATIONS
Three-Month Period Ended March 31, 1998 Compared to Three-Month Period Ended March 31, 1997.

     Revenues Total revenues for the three-month period ended March 31, 1998 increased to $6,888,000 from $5,783,000 for the comparable period in 1997, an increase of $1,105,000 or 19.1%. The increase is primarily the result of (i) the opening of a BJ's Pizza, Grill & Brewery in Boulder, Colorado in February 1997, (ii) an increase in same store sales at the BJ's restaurants open both periods of $430,000 or 15.1%, and (iii) an increase in same store sales at the restaurants operated as Pietro's during the first quarter of 1997 and converted and operated as BJ's restaurants for the entire three-month period ended March 31, 1998 of $664,000 or 95.2%. The increase in revenues resulting from the above-mentioned factors was partially offset by (i) a decrease in sales at the restaurants operated as Pietro's for the entire comparable periods of $56,000 or 3.7% and (ii) the sale of the Pietro's restaurant in North Bend, Oregon in June 1997 which had revenues of $96,000 for the three-month period ended March 31, 1997.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $2,012,000 for the three-month period ended March 31,
     1998 from $1,708,000 for the comparable period in 1997, an increase of $304,000 or 17.8%. However, as a percentage of revenues, cost of sales decreased to 29.2% during the 1998 period from 29.5% in the 1997 period. The decrease in cost of sales as a
percentage of revenues was primarily due to efficiencies achieved at the BJ's restaurants in Southern

California, Hawaii and Colorado. Cost of sales at those restaurants decreased to 27.3% of sales during the three-month period ended March 31, 1998 from 28.4% of sales during the comparable period in 1997. This decrease was partially offset by an increase in cost of sales at the restaurants in the Northwest which were converted to the BJ's concept. Management believes the increase in cost of sales at these restaurants is the result of expected operational inefficiencies experienced at these newly-opened restaurants.

     Labor. Labor costs for the restaurants increased to $2,501,000 for the three-month period ended March 31, 1998 from $1,955,000 for the comparable period in 1997, an increase of $546,000 or 27.9%. As a percentage of revenues, labor costs increased to 36.3% in 1998 period from 33.8% for the comparable period in 1997. The factors which contributed to the increase in labor costs as a percentage of revenue were:

The federal, California and Oregon minimum wages increased substantially between the first quarter 1997 and the first quarter 1998. These increases resulted in a greater than 9% increase in the wages paid to the Company's minimum wage employees from the 1997 period to the 1998 period.

Planned increased staffing was effected at the newly converted Pietro's restaurants in order to provide our guests with the best possible dining experience despite a relatively inexperienced staff. Management anticipates that staffing levels at these restaurants will be reduced as they mature.

     Occupancy. Occupancy costs increased to $594,000 for the three-month period ended March 31, 1998 from $576,000 for the comparable period in 1997, an increase of $18,000 or 3.1%. As a percentage of revenues, occupancy costs decreased to 8.6% for the three-month period in 1998 from 10.0% for the comparable period in 1997. The primary reason for the decrease in occupancy costs relative to revenues was the increase in comparable store sales.

     Operating Expenses. Operating expenses increased to $872,000 for the three-month period ended March 31, 1998 from $780,000 for the comparable period in 1997, an increase of $92,000 or 11.8%. However, as a percentage of revenues, operating expenses decreased to 12.7% for the three-month period in 1998 from 13.5% for the comparable period in 1997. The primary reason for the decrease in operating expenses as a percentage of revenue were (i) the increase in same store sales, and (ii) an increased focus on operating the restaurants more efficiently as well as the implementation of improved expense monitoring systems at the BJ's restaurants in Southern California. Operating expenses included restaurant-level operating costs, the major components being marketing, repairs and maintenance, supplies and utilities.

     General and Administrative Expenses. General and administrative expenses decreased to $593,000 for the three-month period ended March 31, 1998 from $663,000 for the comparable period in 1997, a decrease of $70,000 or 10.6%. The decrease in general and administrative expenses was primarily due to additional legal and accounting fees incurred during 1997 associated with the Company's first year of being a public company.

     Depreciation and Amortization. Depreciation and amortization increased to $453,000 for the three-month period ended March 31, 1998 from $269,000 for the comparable period in 1997, an increase of $184,000 or 68.3%. The increase was primarily due to (i) the amortization of pre-opening costs associated with the Boulder, Colorado restaurant and the converted Pietro's restaurants and
(ii) the depreciation associated with the renovation costs of the Boulder, Colorado restaurant and the Pietro's restaurants converted to the BJ's concept.

     Interest Expense, Net. Interest expense, net of interest income, increased to $35,000 for the three-month period ended March 31, 1998 from $17,000 for the comparable period in 1997, an increase of $18,000 or 105.9%. The increase was primarily due to a reduction of interest income experienced as the Company's invested cash was utilized in the renovation and conversion of the Pietro's units.

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

     Since the completion of the Offering in October of 1996, the Company has invested in restaurant development and reduced debt. Net cash provided by operating activities for the three-month periods ended March 31, 1998 and March 31, 1997 were $463,000 and $221,000, respectively. Capital expenditures for the three-month periods ended March 31, 1998 and March 31, 1997 were $630,000 and $794,000, respectively. Total capital expenditures for the three-month periods ending March 31, 1998 and 1997 were for the acquisition of restaurant and brewery equipment and leasehold improvements to develop or convert the acquired restaurants.

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

     The Company currently intends to utilize cash and cash equivalents primarily for the conversion and refurbishment of restaurants in the Northwest and the acquisition of other sites, if possible, as well as for working capital purposes. Management currently anticipates a total of $2,000,000 in additional capital expenditure requirements for 1998, which includes requirements for the Northwest Restaurant conversions and other sites that Management is currently considering. Management believes that cash and cash equivalents available at March 31, 1998 and future operating cash flow will be sufficient for the Company to fund its operations and continue to meet its business plan through the end of the fiscal year. However, no assurance can be given that Management can successfully implement such objectives. Further, there can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not require additional financing, or that such financing will be available if necessary.

SEASONALITY  AND  ADVERSE  WEATHER

     The Company's results of operations have historically been impacted by seasonality, which directly impacts tourism at the Company's coastal
locations.    The  summer months (June through August) have traditionally been higher  volume  periods  than  other  periods  of  the  year.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued two statements - SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information", which are effective for the Company in the current fiscal year. In addition, in February 1998, the FASB issued SFAS No. 132, "Employers Disclosure About Pensions and Other Retirement Benefits" which will also be effective for the Company in the current fiscal year. Presently, those standards have no impact on the Company's consolidated financial statements.

     Consistent with the restaurant industry, the Company defers its restaurant preopening costs and amortizes them over a twelve-month period following the opening of the respective restaurant. In April

 1998, The American Institute of Certified Public Accounts ("AICPA") issued Statement of Position
("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities". The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. Restatement of previously issued financial statement statements is not permitted by the SOP, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the required new accounting principle will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. Total deferred preopening costs were approximately $354,000 at March 31, 1998.

     Other recently issued standards of the FASB are not expected to affect the Company as conditions to which those standards apply are absent.


                                    PART II

ITEM  1.  LEGAL PROCEEDINGS

Not Applicable

ITEM  2.  CHANGES IN SECURITIES

None

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM  5.  OTHER INFORMATION

None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           Exhibit
           Number     Description
           ------     -------------------------------------------------------
           10.1       Real Estate Lease, dated April 4, 1998, between
                      Chicago Pizza Northwest and U.S. National Bank of
                      Oregon for a restaurant location on Burnside Road in Portland, Oregon

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

                                   CHICAGO PIZZA & BREWERY, INC.
                                   (Registrant)


May 14, 1998                          By:  /s/ PAUL A. MOTENKO
                                          --------------------
                                          Paul A. Motenko
                                          Chief Executive Officer, Vice
                                          President, Secretary and Chairman
                                          of the Board of Directors



                                      By:  /s/JEREMIAH J. HENNESSY
                                          ------------------------
                                          Jeremiah J. Hennessy
                                          President, Chief Operating Officer,
                                          Chief Financial Officer and Director