Form 10QSB
period 1998-06-30
CHICAGO PIZZA & BREWERY INC
filed 1998-08-04
CIK 1013488

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: At July 27, 1998, 6,408,321 shares of the small business issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one):
     Yes    No  X
               ---

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES



                                                                          PAGE
                                                                          ----
PART I.    FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements                               1

            Consolidated Balance Sheets -
               June 30, 1998 and December 31, 1997                          1

            Consolidated Statements of  Operations -
               Three Months Ended and Six Months Ended
               June 30, 1998 and June 30, 1997                              2

            Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1998
               and June 30, 1997                                            3

            Notes to Consolidated Financial Statements                      4

Item  2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          5

              Results of Operations                                         6
              Liquidity and Capital Resources                               9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              11

Item 2.     Changes in Securities                                          11

Item 3.     Defaults Upon Senior Securities                                11

Item 4.     Submission of Matters to a Vote of
               Security Holders                                            11

Item 5.     Other Information                                              11

Item 6.     Exhibits and Reports on Form 8-K                               12

SIGNATURES

                                    PART I

                    ITEM  1.  CONSOLIDATED FINANCIAL STATEMENTS

                  CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                       June 30,     December 31,
                                                         1998           1997
                                                     ------------  --------------
ASSETS
---------------------------------------------------
Current assets:
Cash and cash equivalents . . . . . . . . . . . . .  $ 1,610,731   $   1,705,349
Restricted cash . . . . . . . . . . . . . . . . . .      100,000         200,000
Accounts receivable . . . . . . . . . . . . . . . .      191,206         161,649
Inventory . . . . . . . . . . . . . . . . . . . . .      350,965         361,299
Prepaids and other current assets . . . . . . . . .      467,495         646,700
                                                     ------------  --------------

Total current assets. . . . . . . . . . . . . . . .    2,720,397       3,074,997

Property and equipment, net . . . . . . . . . . . .    8,921,950       8,673,831

Other assets. . . . . . . . . . . . . . . . . . . .      209,140         207,138
Restricted cash . . . . . . . . . . . . . . . . . .      369,123         369,123
Intangible assets, net. . . . . . . . . . . . . . .    5,517,625       5,516,662
                                                     ------------  --------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $17,738,235   $  17,841,751
                                                     ============  ==============


 LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------

Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . .  $ 1,105,819   $   1,042,856
Accrued expenses. . . . . . . . . . . . . . . . . .    1,208,302       1,101,177
Notes payable to related parties. . . . . . . . . .      323,777         336,306
Current portion of long-term debt . . . . . . . . .      218,395         265,079
Current portion of obligations under capital lease.      127,590          97,844
                                                     ------------  --------------

Total current liabilities . . . . . . . . . . . . .    2,983,883       2,843,262

Notes payable to related parties. . . . . . . . . .    1,881,924       2,058,681
Obligations under capital lease . . . . . . . . . .      245,223         199,265
Long-term debt. . . . . . . . . . . . . . . . . . .      458,019         585,751
Other liabilities . . . . . . . . . . . . . . . . .      128,583         135,067
                                                     ------------  --------------

Total liabilities . . . . . . . . . . . . . . . . .    5,697,632       5,822,026
                                                     ------------  --------------

Minority interest in partnership. . . . . . . . . .      233,376         211,357

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none
       issued or outstanding
Common stock, no par value, 60,000,000 shares
       authorized, 6,408,321 issued and outstanding   15,039,646      15,039,646
Capital surplus . . . . . . . . . . . . . . . . . .    1,196,029       1,196,029
Accumulated deficit . . . . . . . . . . . . . . . .   (4,428,448)     (4,427,307)
                                                     ------------  --------------

Total shareholders' equity. . . . . . . . . . . . .   11,807,227      11,808,368
                                                     ------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . .  $17,738,235   $  17,841,751
                                                     ============  ==============

                             See accompanying notes.

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended June 30,    Six Months Ended June 30,
                                            ---------------------------    -------------------------
                                                1998         1997             1998          1997
                                             -----------  -----------     ------------  ------------
Revenue . . . . . . . . . . . . . . . . . .  $7,825,198   $6,641,662      $14,713,454   $12,424,858
Cost of sales . . . . . . . . . . . . . . .   2,158,675    1,942,645        4,171,001     3,650,504
                                             -----------  -----------     ------------  ------------

Gross profit. . . . . . . . . . . . . . . .   5,666,523    4,699,017       10,542,453     8,774,354
                                             -----------  -----------     ------------  ------------

Cost and Expenses:
Labor and benefits. . . . . . . . . . . . .   2,791,966    2,275,406        5,292,686     4,230,189
Occupancy . . . . . . . . . . . . . . . . .     639,139      602,330        1,232,645     1,177,946
Operating expenses. . . . . . . . . . . . .     867,164      832,494        1,739,574     1,612,768
General and administrative. . . . . . . . .     613,535      687,602        1,206,744     1,351,168
Depreciation and amortization . . . . . . .     470,694      334,346          923,140       603,205
                                             -----------  -----------     ------------  ------------

Total cost and expenses . . . . . . . . . .   5,382,498    4,732,178       10,394,789     8,975,276
                                             -----------  -----------     ------------  ------------

Income (loss) from operations . . . . . . .     284,025      (33,161)         147,664      (200,922)
                                             -----------  -----------     ------------  ------------

Other Income (Expense):
Gain on involuntary conversion of assets. .                  190,722                        190,722
Interest expense, net . . . . . . . . . . .     (73,162)     (40,876)        (107,826)      (58,115)
Other income (expense), net . . . . . . . .     (15,030)      (1,107)          (5,781)        9,112
                                             -----------  -----------     ------------  ------------

Total other income (expense). . . . . . . .     (88,192)     148,739         (113,607)      141,719
                                             -----------  -----------     ------------  ------------

Income (loss) before minority interest and
       income taxes . . . . . . . . . . . .     195,833      115,578           34,057       (59,203)

Minority interest in partnership. . . . . .     (16,673)       2,558          (33,598)        6,176
                                             -----------  -----------     ------------  ------------

Income (loss) before income taxes . . . . .     179,160      118,136              459       (53,027)

Income tax expense. . . . . . . . . . . . .        (800)                       (1,600)         (800)
                                             -----------  -----------     ------------  ------------

Net income (loss) . . . . . . . . . . . . .  $  178,360   $  118,136      $    (1,141)  $   (53,827)
                                             ===========  ===========     ============  ============

Basic and dilutive net income (loss) per
       common share . . . . . . . . . . . .  $     0.03   $     0.02   $      0.00   $     (0.01)
                                             ===========  ===========  ============  ============

Basic and dilutive weighted average number
       of common shares outstanding . . . .   6,408,321    6,408,321     6,408,321     6,408,321


                                     See accompanying notes.

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six Months Ended June 30,
                                                                         ---------------------------
                                                                             1998           1997
                                                                         -----------    ------------
Cash flows provided by (used in) operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . .                     ($1,141)       ($53,827)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
Depreciation and amortization . . . . . . . . . . . . .                     923,140         603,205
Minority interest in partnership. . . . . . . . . . . .                      33,598          (6,176)
Changes in assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . .                     (29,557)        (36,486)
     Inventory. . . . . . . . . . . . . . . . . . . . .                      10,334         (36,761)
     Prepaids and other current assets. . . . . . . . .                      48,901        (135,115)
     Other assets . . . . . . . . . . . . . . . . . . .                     (19,246)        (77,295)
     Accounts payable . . . . . . . . . . . . . . . . .                      62,962         (53,396)
     Accrued expenses . . . . . . . . . . . . . . . . .                     107,125          33,589
     Other liabilities. . . . . . . . . . . . . . . . .                      (6,484)         (6,220)
                                                                         -----------     -----------

             Net cash provided by operating activities.                   1,129,632         231,518
                                                                         -----------     -----------

Cash flows provided by (used in) investing activities:
Purchase of equipment . . . . . . . . . . . . . . . . .                    (795,954)     (1,637,235)
Proceeds from sale of restaurant equipment. . . . . . .                       7,000
                                                                         -----------     -----------

             Net cash used in investing activities. . .                    (788,954)     (1,637,235)
                                                                         -----------     -----------

Cash flows used in financing activities:
Payments on related party debt. . . . . . . . . . . . .                    (189,286)       (170,467)
Payments on long-term debt. . . . . . . . . . . . . . .                    (174,416)       (160,486)
Capital lease payments. . . . . . . . . . . . . . . . .                     (60,014)        (29,096)
Distribution to partners. . . . . . . . . . . . . . . .                     (11,580)         (4,832)
                                                                         -----------     -----------

              Net cash used in financing activities . .                    (435,296)       (364,881)
                                                                         -----------     -----------

              Net decrease in cash and cash equivalents                     (94,618)     (1,770,598)

Cash and cash equivalents, beginning of period. . . . .                   1,705,349       5,485,808
                                                                         -----------     -----------

Cash and cash equivalents, end of period. . . . . . . .                 $ 1,610,731     $ 3,715,210
                                                                        ============    ============


                                      See accompanying notes.

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the three months and six months ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

2.   ORGANIZATION:

     The accompanying financial statements of the Company for the three months and six months ended June 30, 1998 and 1997 are presented on a consolidated basis and include the accounts of the Company, Chicago Pizza Northwest, Inc. and BJ's Lahaina, L.P. All significant intercompany transactions and balances have been eliminated.

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

     On February 19, 1997, the Pietro's restaurant located in Aloha, Oregon was heavily damaged by fire. The Company maintained insurance for such an event and is evaluating rebuilding the restaurant and resuming operations at this location. The Company received $260,691 during the second quarter of 1997 from its insurance carrier for this involuntary conversion of assets. A business interruption insurance policy substantially offset the loss of business during 1997.

     On April 30,1998 the Company's lease for its delivery-only Pietro's restaurant on Woodstock Road in Portland, Oregon expired. Due to its delivery-only suitability, this location was not included in the Company's plans for conversions to the BJ's format, and the Company did not pursue a lease extension. A portion of the equipment at this location was sold to an independent operator; the remaining restaurant equipment was removed and will be used in future conversions to the BJ's restaurant format.

3.  LONG-LIVED ASSETS:

     The Company periodically evaluates the carrying value of long-lived assets (which primarily consist of goodwill and property and equipment) including their related amortization periods. The Company determines whether there has been impairment by comparing the anticipated undiscounted future cash flows from operations with the carrying value of the specific assets.

4.  PER SHARE INFORMATION:

     SFAS 128, "Earnings Per Share," was adopted in the fourth quarter of 1997 and supersedes previous standards for computing net income per share under Accounting Principles Board ("APB") Opinion No. 15. The new standard requires dual presentation of basic net income per common share and net income per common share assuming dilution on the face of the income statement. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive net income per share is equal to basic net income per share as both stock options and warrants are antidilutive for the periods presented.

5.  INCOME TAXES:

     As of December 31, 1997, the Company had net operating loss carryforwards for federal and state purposes of approximately $4,225,000 and $2,194,000, respectively. The utilization of net operating loss and credit carryforwards may be limited under the provisions of the Internal Revenue Code Section 382 and similar state provisions due to the initial public offering in 1996. The Company has not previously generated taxable income, and there is no opportunity to carryback losses to prior periods. The Company therefore has not recognized a net deferred tax asset as of June 30, 1998.



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

GENERAL

     The Company developed a restaurant and microbrewery in Boulder, Colorado in February 1997 and converted five of the Pietro's restaurants to the BJ's restaurant and/or brewery concept during April through December 1997. Two additional Pietro's restaurants were converted to the BJ's restaurant concept in the first quarter of 1998. Consequently, the results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily comparable to the results of operations for the same period in 1997.

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


RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 1998 Compared to Three-Month Period Ended June 30, 1997.

     Revenues. Total revenues for the three-month period ended June 30, 1998 increased to $7,825,000 from $6,642,000 for the three-month period ended June 30, 1997, an increase of $1,183,000 or 17.8%. The increase is primarily the result of:

An increase in same store sales at the BJ's restaurants open both periods of $621,000 or 16.6%. Management believes this increase was due to (i) an increase in customer counts, (ii) an increase in check averages produced by a price increase implemented in late May 1998 and (iii) the implementation of more effective suggestive selling techniques at the restaurants.

An increase in same store sales at the former Pietro's restaurants converted and operated as BJ's restaurants for the entire three-month period ended June 30, 1998 and operated as Pietro's for the comparable period in 1997 of $848,000 or 105.1%.

The increase in revenues resulting from the above-mentioned factors was partially offset by (i) the planned sales of the Pietro's restaurant in North Bend, Oregon in June 1997 and the delivery-only location in Woodstock, Oregon in April 1998, with the resultant sales decrease of $137,000 from the comparable period in 1997, (ii) a decrease in sales at the restaurants operated as Pietro's for the entire comparable periods of $15,000 or 1.0%,
(iii) the expected decrease from high opening sales levels at the initial BJ's conversion in Oregon opened in April 1997 and (iv) the operational consideration of reduced direct retail sales of BJ's brewed beer from the Brea, California brewery to support the increased sales of in-house brewed beer at store locations in California.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $2,159,000 for the three-month period ended June 30, 1998 from $1,943,000 for the comparable period in 1997, an increase of $216,000 or 11.1%. However, as a percentage of revenues, cost of sales decreased to 27.6% during the 1998 period from 29.3% in the 1997 period. The decrease in cost of sales as a percentage of revenues was primarily due to efficiencies achieved at the BJ's restaurants in Southern California, Hawaii and Colorado as well as a menu price increase implemented in late May 1998. Cost of sales at those restaurants decreased to 25.6% of sales during the three-month period ended June 30, 1998 from 28.8% of sales during the comparable period in 1997. This decrease was partially offset by an increase in cost of sales at the restaurants in the Northwest which were converted to BJ's. Management believes the increase in cost of sales at these restaurants is the result of expected operational inefficiencies experienced at these newly-opened restaurants.

     Labor. Labor costs for the restaurants increased to $2,792,000 in the three-month period ended June 30, 1998 from $2,275,000 for the comparable period in 1997, an increase of $517,000 or 22.7%. As a percentage of revenues, labor costs increased to 35.7% in the 1998 period from 34.3% in the 1997 period. The factors which contributed to the increase in labor costs as a percentage of revenue were:

The federal, California and Oregon minimum wages increased approximately 9.1% to 15.0% between the second quarter 1997 and the second quarter 1998.

Planned increased staffing at the newly-converted BJ's restaurants in order to provide our guests with the best possible dining experience while training new staff. Management anticipates that staffing levels at these restaurants will be reduced as they mature.

     Occupancy. Occupancy costs increased to $639,000 during the three-month period ended June 30, 1998 from $602,000 during the comparable period in 1997, an increase of $37,000 or 6.1%. As a percentage of revenues, occupancy costs decreased to 8.2% in the 1998 period from 9.1% in the 1997 period. The primary reason for the decrease in occupancy costs relative to revenues was the increase in comparable store sales.

     Operating Expenses. Operating expenses increased to $867,000 during the three-month period ended June 30, 1998 from $832,000 during the comparable period in 1997, an increase of $35,000 or 4.2%. However, as a percentage of revenues, operating expenses decreased to 11.1% in the 1998 period from 12.5% in the 1997 period. The primary reasons for the decrease in operating expenses as a percentage of revenues were (i) the increase in same store sales, and (ii) an increased focus on operating the restaurants more efficiently, including the implementation of improved expense monitoring systems at the BJ's restaurants in Southern California. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

     General and Administrative Expenses. General and administrative expenses decreased to $614,000 during the three-month period ended June 30, 1998 from $688,000 during the comparable period in 1997, a decrease of $74,000 or 10.8%. The decrease in general and administrative expenses was primarily due to additional legal and accounting fees incurred during 1997 associated with the Company's first year of being a public company.

     Depreciation and Amortization. Depreciation and amortization increased to $471,000 during the three-month period ended June 30, 1998 from $334,000 during the comparable period in 1997, an increase of $137,000 or 41.0%. The increase was primarily due to (i) the amortization of pre-opening costs associated with the Boulder, Colorado restaurant and the converted Pietro's restaurants and (ii) the depreciation associated with the renovation costs of the Pietro's restaurants converted to the BJ's concept.

     Interest Expense. Interest expense, net of interest income, increased to $73,000 during the three-month period ended June 30, 1998 from $41,000 during the comparable period in 1997, an increase of $32,000 or 78.0%. The increase was primarily due to a reduction of interest income associated with the utilization of cash for the planned renovation and conversion of the Pietro's units.

     Six-Month Period Ended June 30, 1998 Compared to Six-Month Period Ended June 30, 1997

     Revenues. Total revenues for the six-month period ended June 30, 1998 increased to $14,713,000 from $12,425,000 for the six-month period ended June 30, 1997, an increase of $2,288,000 or 18.4%. The increase is primarily the result of:

The opening of the Boulder, Colorado restaurant in February, 1997. Sales for the complete six-month period of 1998 increased $335,000 over the shorter period ended June 30, 1997.

An increase in same store sales at the BJ's restaurants open both periods of $927,000 or 15.1%. Management believes this increase was due to (i) an increase in customer counts, (ii) an increase in check averages produced by a price increase implemented in late May 1998 and (iii) the implementation of more effective suggestive selling techniques at the restaurants.

An increase in same store sales at the former Pietro's restaurants converted and operated as BJ's restaurants for the entire six-month period ended June 30, 1998 and operated as Pietro's for the comparable period in 1997 of $999,000 or 90.2%.

An increase in sales at two former Pietro's restaurants converted and reopened as BJ's restaurants during the six-month period ended June 30, 1998 and operated as Pietro's for the entire comparable period in 1997 of $422,000 or 86.5%.

The increase in revenues resulting from the above-mentioned factors was partially offset by (i) a decrease in sales at the restaurants operated as Pietro's for the entire comparable periods of $52,000 or 1.8%, (ii) the planned sales of the Pietro's restaurant in North Bend, Oregon in June 1997 and the delivery-only location in Woodstock, Oregon in April 1998, with the resultant sales decrease of $243,000 from the comparable period in 1997 and
(iii) the closure due to fire of the Pietro's restaurant in Aloha, Oregon in February 1997, and which has not yet been rebuilt.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $4,171,000 for the six-month period ended June 30, 1998 from $3,651,000 for the comparable period in 1997, an increase of $520,000 or 14.2%. However, as a percentage of revenues, cost of sales decreased to 28.3% during the 1998 period from 29.4% in the 1997 period. The decrease in cost of sales as a percentage of revenues was primarily due to efficiencies achieved at the BJ's restaurants in Southern California, Hawaii and Colorado as well as a menu price increase implemented in late May 1998. Cost of sales at those restaurants decreased to 26.4% of sales during the six-month period ended June 30, 1998 from 28.6% of sales during the comparable period in 1997. This decrease was partially offset by an increase in cost of sales at the restaurants in the Northwest which were converted to BJ's. Management believes the increase in cost of sales at these restaurants is the result of expected operational inefficiencies experienced at these newly-opened restaurants.

     Labor. Labor costs for the restaurants increased to $5,293,000 in the six-month period ended June 30, 1998 from $4,230,000 for the comparable period in 1997, an increase of $1,063,000 or 25.1%. As a percentage of revenues, labor costs increased to 36.0% in the 1998 period from 34.0% in the 1997 period. The factors which contributed to the increase in labor costs as a percentage of revenue were:

The federal, California and Oregon minimum wages increased approximately 9.1% to 15.0% during and at the end of the first quarter of 1998.

Planned increased staffing at the newly-converted Pietro's restaurants in order to provide our guests with the best possible dining experience despite a relatively inexperienced staff. Management anticipates that staffing levels at these restaurants will be reduced as they mature.

     Occupancy. Occupancy costs increased to $1,233,000 during the six-month period ended June 30, 1998 from $1,178,000 during the comparable period in 1997, an increase of $55,000 or 4.7%. As a percentage of revenues, occupancy costs decreased to 8.4% in the 1998 period from 9.5% in the 1997 period. The primary reason for the decrease in occupancy costs relative to revenues was the increase in comparable store sales.

        Operating Expenses. Operating expenses increased to $1,740,000 during the six-month period ended June 30, 1998 from $1,613,000 during the comparable period in 1997, an increase of $127,000 or 7.9%.  However, as a percentage of revenues, operating expenses decreased to 11.8% in the 1998 period from 13.0% in the 1997 period. The primary reasons for the decrease in operating expenses as a percentage of revenues were (i) the increase in same store sales, and (ii) an increased focus on operating the restaurants more efficiently, including the implementation of improved expense monitoring systems at the BJ's restaurants in Southern California. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

     General and Administrative Expenses. General and administrative expenses decreased to $1,207,000 during the six-month period ended June 30, 1998 from $1,351,000 during the comparable period in 1997, a decrease of $144,000 or
10.7%.   The decrease in general and administrative expenses was primarily due to additional legal and accounting fees incurred during 1997 associated with the Company's first year of being a public company.

     Depreciation and Amortization. Depreciation and amortization increased to $923,000 during the six-month period ended June 30, 1998 from $603,000 during the comparable period in 1997, an increase of $320,000 or 53.1%. The increase was primarily due to (i) the opening of the Boulder, Colorado restaurant in February 1997, (ii) the amortization of pre-opening costs associated with the Boulder, Colorado restaurant and the converted Pietro's restaurants, and (iii) the depreciation associated with the renovation costs of the Pietro's restaurants converted to the BJ's concept.

     Interest Expense. Interest expense, net of interest income, increased to $108,000 during the six-month period ended June 30, 1998 from $58,000 during the comparable period in 1997, an increase of $50,000 or 86.2%. The increase was primarily due to a reduction of interest income experienced as the Company's invested cash was utilized in the renovation and conversion of the Pietro's units.


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

     Since the completion of the Offering in October of 1996, the Company has invested in restaurant development and reduced debt. Net cash provided by operating activities for the six-month periods ended June 30, 1998 and June 30, 1997 were $1,130,000 and $232,000, respectively. Capital expenditures for the six-month periods ended June 30, 1998 and June 30, 1997 were $796,000 and $1,637,000, respectively. Total capital expenditures for the six-month periods ending June 30, 1998 and 1997 were for the acquisition of restaurant and brewery equipment and leasehold improvements to develop or convert the acquired restaurants.

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

     The Company currently intends to utilize cash and cash equivalents primarily for the conversion and refurbishment of restaurants in the Northwest and the acquisition of other sites, if possible, as well as for working capital purposes. Management currently anticipates a total of $1,800,000 in additional capital expenditure requirements for 1998, which includes requirements for the Northwest Restaurant conversions and other sites that Management is currently considering. Management believes that cash and cash equivalents available at June 30, 1998 and future operating cash flow will be sufficient for the Company to fund its operations and continue to meet its business plan through the end of the fiscal year. However, no assurance can be given that Management can successfully implement such objectives. Further, there can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not require additional financing, or that such financing will be available if necessary.

SEASONALITY  AND  ADVERSE  WEATHER

     The Company's results of operations have historically been impacted by seasonality, which directly impacts tourism at the Company's coastal
locations.    The  summer months (June through August) have traditionally been higher  volume  periods  than  other  periods  of  the  year.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued two statements - SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which are effective for the Company in the current fiscal year. In addition, in February 1998, the FASB issued SFAS No. 132, "Employers Disclosure About Pensions and Other Retirement Benefits" which will also be effective for the Company in the current fiscal year. Presently, those standards have no impact on the Company's consolidated financial statements.

     Consistent with practices in the restaurant industry, the Company defers its restaurant preopening costs and amortizes them over a twelve-month period following the opening of the respective restaurant. In April 1998, The American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities". The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. Restatement of previously issued financial statements is not permitted by the SOP, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the required new accounting principle at January 1, 1999 will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to that date. Net deferred preopening costs were approximately $261,000 at June 30, 1998.

     Other recently issued standards of the FASB are not expected to affect the Company, as conditions to which those standards apply are absent.

                                    PART II

ITEM  1.  LEGAL PROCEEDINGS

Not Applicable


ITEM  2.  CHANGES IN SECURITIES

None


ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 10, 1998, the Company held its Annual Meeting of Shareholders. Shareholders voted upon the election of directors and upon the ratification of PricewaterhouseCoopers, LLP, as the Company's independent public accountants for the fiscal year ending December 31, 1998. Paul Motenko, Jeremiah Hennessy, Alexander Puchner, Barry Grumman, Stanley Schneider, Steven Mayer and Ernest Klinger, all of whom were directors prior to the Annual Meeting and were nominated by management for re-election, were re-elected at the meeting. The following votes were cast for each nominee:

     NAME                            FOR               WITHHELD
     ----                            ---               --------
     Paul A. Motenko               4,455,826            18,680
     Jeremiah J. Hennessy          4,455,826            18,680
     Alexander Puchner             4,455,326            19,180
     Barry J. Grumman              4,371,040           103,466
     Stanley B. Schneider          4,371,040           103,466
     Steven F. Mayer               4,370,540           103,966
     Ernest T. Klinger             4,370,540           103,966


     The following votes were cast for the ratification of PricewaterhouseCoopers, LLP, as the Company's independent public accountants for the fiscal year ending December 31, 1998: For: 4,459,706; Against: 4,400;
Abstain: 10,400.

     Shareholders who wish to submit proposals to be included in the Company's proxy materials for the 1999 annual meeting may do so in accordance with Securities and Exchange Commission Rule 14a-8. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company's management proxies may exercise their discretionary voting authority, without any discussion of the proposal in the Company's proxy materials, for any proposal which is received by the Company after April 25, 1999.


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


                                CHICAGO PIZZA & BREWERY, INC.
                                (Registrant)


July 30, 1998
                                By:  /s/ PAUL A. MOTENKO
                                     --------------------
                                     Paul A. Motenko
                                     Chief Executive Officer, Vice President,
                                     Secretary and Chairman of the Board of
                                     Directors



                                By:  /s/JEREMIAH J. HENNESSY
                                     ------------------------
                                     Jeremiah J. Hennessy
                                     President, Chief Operating Officer,
                                     Chief Financial Officer and Director