Form 10QSB
period 1998-09-30
CHICAGO PIZZA & BREWERY INC
filed 1998-11-13
CIK 1013488

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: At October 26, 1998, 6,408,321 shares of the small business issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one):
     Yes    No   X
                ---

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES



                                                               PAGE
                                                               ----
PART I.    FINANCIAL INFORMATION

Item   1.  Consolidated Financial Statements                      1

             Consolidated Balance Sheets -
                September 30, 1998 and December 31, 1997          1

             Consolidated Statements of  Operations -
                Three Months Ended and Nine Months Ended
                September 30, 1998 and September 30, 1997         2

             Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1998
                and September 30, 1997                            3

             Notes to Consolidated Financial Statements           4

Item  2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations               5

                Results of Operations                             6
                Liquidity and Capital Resources                   9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                     11

Item 2.    Changes in Securities                                 11

Item 3.    Defaults Upon Senior Securities                       11

Item 4.    Submission of Matters to a Vote of
               Security Holders                                  11

Item 5.    Other Information                                     11

Item 6.    Exhibits and Reports on Form 8-K                      11

SIGNATURES

                                    PART I

                    ITEM  1.  CONSOLIDATED FINANCIAL STATEMENTS

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                                      September 30,    December 31,
                                                          1998             1997
                                                     ---------------  --------------
ASSETS
---------------------------------------------------
Current assets:
Cash and cash equivalents . . . . . . . . . . . . .  $    1,414,884   $   1,705,349
Restricted cash . . . . . . . . . . . . . . . . . .         100,000         200,000
Accounts receivable . . . . . . . . . . . . . . . .         171,690         161,649
Inventory . . . . . . . . . . . . . . . . . . . . .         375,767         361,299
Prepaids and other current assets . . . . . . . . .         333,702         646,700
                                                     ---------------  --------------

Total current assets. . . . . . . . . . . . . . . .       2,396,043       3,074,997

Property and equipment, net . . . . . . . . . . . .       8,776,620       8,673,831

Other assets. . . . . . . . . . . . . . . . . . . .         614,056         207,138
Restricted cash . . . . . . . . . . . . . . . . . .         369,123         369,123
Intangible assets, net. . . . . . . . . . . . . . .       5,486,283       5,516,662
                                                     ---------------  --------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $   17,642,125   $  17,841,751
                                                     ===============  ==============


 LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------

Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . .  $      878,007   $   1,042,856
Accrued expenses. . . . . . . . . . . . . . . . . .       1,194,104       1,101,177
Notes payable to related parties. . . . . . . . . .         313,277         336,306
Current portion of long-term debt . . . . . . . . .         210,367         265,079
Current portion of obligations under capital lease.         125,516          97,844
                                                     ---------------  --------------

Total current liabilities . . . . . . . . . . . . .       2,721,271       2,843,262

Notes payable to related parties. . . . . . . . . .       1,832,098       2,058,681
Obligations under capital lease . . . . . . . . . .         216,712         199,265
Long-term debt. . . . . . . . . . . . . . . . . . .         412,922         585,751
Other liabilities . . . . . . . . . . . . . . . . .         125,335         135,067
                                                     ---------------  --------------

Total liabilities . . . . . . . . . . . . . . . . .       5,308,338       5,822,026
                                                     ---------------  --------------

Minority interest in partnership. . . . . . . . . .         241,409         211,357

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none
       issued or outstanding
Common stock, no par value, 60,000,000 shares
       authorized, 6,408,321 issued and outstanding      15,039,646      15,039,646
Capital surplus . . . . . . . . . . . . . . . . . .       1,196,029       1,196,029
Accumulated deficit . . . . . . . . . . . . . . . .      (4,143,297)     (4,427,307)
                                                     ---------------  --------------

Total shareholders' equity. . . . . . . . . . . . .      12,092,378      11,808,368
                                                     ---------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . .  $   17,642,125   $  17,841,751
                                                     ===============  ==============


                               See accompanying notes.

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                         --------------------------------          -------------------------------
                                                 1998            1997                    1998             1997
                                             -----------     -----------            ------------     ------------
Revenue . . . . . . . . . . . . . . . . . .  $8,157,975      $7,208,665             $22,871,430      $19,633,523
Cost of sales . . . . . . . . . . . . . . .   2,231,935       2,175,779               6,402,936        5,826,283
                                             -----------     -----------            ------------     ------------

Gross profit. . . . . . . . . . . . . . . .   5,926,040       5,032,886              16,468,494       13,807,240
                                             -----------     -----------            ------------     ------------

Cost and Expenses:
Labor and benefits. . . . . . . . . . . . .   2,882,977       2,462,211               8,175,663        6,692,401
Occupancy . . . . . . . . . . . . . . . . .     666,088         613,329               1,898,733        1,791,274
Operating expenses. . . . . . . . . . . . .     936,988         889,395               2,676,561        2,502,164
General and administrative. . . . . . . . .     661,084         665,219               1,867,828        2,016,388
Depreciation and amortization . . . . . . .     423,223         350,978               1,346,363          954,182
                                             -----------     -----------            ------------     ------------

Total cost and expenses . . . . . . . . . .   5,570,360       4,981,132              15,965,148       13,956,409
                                             -----------     -----------            ------------     ------------

Income (loss) from operations . . . . . . .     355,680          51,754                 503,346         (149,169)
                                             -----------     -----------            ------------     ------------

Other Income (Expense):
Gain on involuntary conversion of assets. .     190,722
Interest expense, net . . . . . . . . . . .     (50,064)        (18,085)               (157,890)         (76,200)
Other income (expense), net . . . . . . . .       1,464           2,928                  (4,317)          12,041
                                             -----------     -----------            ------------     ------------

Total other income (expense). . . . . . . .     (48,600)        (15,157)               (162,207)         126,563
                                             -----------     -----------            ------------     ------------

Income (loss) before minority interest and
       income taxes . . . . . . . . . . . .     307,080          36,597                 341,139          (22,606)

Minority interest in partnership. . . . . .     (21,929)        (14,042)                (55,527)          (7,866)
                                             -----------     -----------            ------------     ------------

Income (loss) before income taxes . . . . .     285,151          22,555                 285,612          (30,472)

Income tax expense. . . . . . . . . . . . .                                              (1,600)            (800)
                                             -----------     -----------            ------------     ------------

Net income (loss) . . . . . . . . . . . . .  $  285,151      $   22,555             $   284,012      $   (31,272)
                                             ===========     ===========            ============     ============

Basic and dilutive net income (loss) per
       common share . . . . . . . . . . . .  $     0.04      $     0.00             $      0.04      $     (0.00)
                                             ===========     ===========            ============     ============

Basic weighted average number
       of  common shares outstanding. . . .   6,408,321       6,408,321               6,408,321        6,408,321
                                             ===========     ===========            ============     ============
Dilutive weighted average number
       of  common shares outstanding. . . .   6,450,384       6,408,321               6,450,384        6,408,321
                                             ===========     ===========            ============     ============

                                           See accompanying notes.

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                               1998             1997
                                                          -----------     ------------
Cash flows provided by (used in) operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . . .  $  284,012         ($31,272)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
Depreciation and amortization. . . . . . . . . . . . . .   1,346,363          954,182
Gain on sale of restaurant . . . . . . . . . . . . . . .                      (17,015)
Minority interest in partnership . . . . . . . . . . . .      55,527            7,866
Changes in assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . .     (10,041)         (54,367)
     Inventory . . . . . . . . . . . . . . . . . . . . .     (14,468)         (55,507)
     Prepaids and other current assets . . . . . . . . .      90,347         (181,267)
     Other assets. . . . . . . . . . . . . . . . . . . .    (435,970)        (125,866)
     Accounts payable. . . . . . . . . . . . . . . . . .    (164,850)          73,519
     Accrued expenses. . . . . . . . . . . . . . . . . .      92,927           40,773
     Other liabilities . . . . . . . . . . . . . . . . .      (9,732)          (9,462)
                                                          -----------     ------------

             Net cash provided by operating activities .   1,234,115          601,584
                                                          -----------     ------------

Cash flows provided by (used in) investing activities:
Purchase of equipment. . . . . . . . . . . . . . . . . .    (938,352)      (2,713,318)
Proceeds from sale of restaurant equipment . . . . . . .       7,000           45,063
                                                          -----------     ------------

             Net cash used in investing activities . . .    (931,352)      (2,668,255)
                                                          -----------     ------------

Cash flows used in financing activities:
Payments on related party debt . . . . . . . . . . . . .    (249,612)        (248,200)
Payments on long-term debt . . . . . . . . . . . . . . .    (227,541)        (198,023)
Capital lease payments . . . . . . . . . . . . . . . . .     (90,599)         (49,980)
Distribution to partners . . . . . . . . . . . . . . . .     (25,476)         (14,822)
                                                          -----------     ------------

              Net cash used in financing activities. . .    (593,228)        (511,025)
                                                          -----------     ------------

              Net decrease in cash and cash equivalents.    (290,465)      (2,577,696)

Cash and cash equivalents, beginning of period . . . . .   1,705,349        5,485,808
                                                          -----------     ------------

Cash and cash equivalents, end of period . . . . . . . .  $1,414,884      $ 2,908,112
                                                          ===========     ============



                              See accompanying notes.

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the three months and nine months ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

2.   ORGANIZATION:

     The accompanying financial statements of the Company for the three months and nine months ended September 30, 1998 and 1997 are presented on a consolidated basis and include the accounts of the Company, Chicago Pizza Northwest, Inc. and BJ's Lahaina, L.P. All significant intercompany transactions and balances have been eliminated.

     The Company owns and operates 26 restaurants located in Southern California, Oregon, Washington, and Colorado and a partnership interest in one restaurant in Lahaina, Maui. Four of the restaurants are operated as a BJ's Pizza, Grill & Brewery; eleven restaurants are operated as a BJ's Pizza & Grill; two restaurants are operated as a BJ's Pizza & Grill - OTC; and ten restaurants are operated as a Pietro's Pizza. The seven BJ's concept restaurants in Oregon are conversions from the original Pietro's Pizza restaurants.

     In February 1997, the Pietro's restaurant located in Aloha, Oregon was heavily damaged by fire. The Company maintained insurance for such an event and is evaluating rebuilding the restaurant and resuming operations at this location. The Company received $260,691 during the second quarter of 1997 from its insurance carrier for this involuntary conversion of assets. A business interruption insurance policy substantially offset the loss of business during 1997.

3.  LONG-LIVED ASSETS:

     The Company periodically evaluates the carrying value of long-lived assets (which primarily consist of goodwill and property and equipment) including their related amortization periods. The Company determines whether there has been impairment by comparing the anticipated undiscounted future cash flows from operations with the carrying value of the specific assets.

4.  PER SHARE INFORMATION:

     SFAS 128, "Earnings Per Share," was adopted in the fourth quarter of 1997 and supersedes previous standards for computing net income per share under Accounting Principles Board ("APB") Opinion No. 15. The new standard requires dual presentation of basic net income per common share and net income per common share assuming dilution on the face of the income statement. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive net income per share reflects the potential dilution that could occur if warrants or stock options issued by the Company to sell common stock at set prices were exercised.

5.  INCOME TAXES:

     As of December 31, 1997, the Company had net operating loss carryforwards for federal and state purposes of approximately $4,225,000 and $2,194,000, respectively. The utilization of net operating loss and credit carryforwards may be limited under the provisions of the Internal Revenue Code Section 382 and similar state provisions due to the initial public offering in 1996. The Company has not previously generated taxable income, and there is no opportunity to carryback losses to prior periods. The Company therefore has not recognized a net deferred tax asset as of September 30, 1998.



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


GENERAL

     The Company developed a restaurant and microbrewery in Boulder, Colorado in February 1997 and converted five of the Pietro's restaurants to the BJ's restaurant and/or brewery concept during April through December 1997. Two additional Pietro's restaurants were converted to the BJ's restaurant concept in the first quarter of 1998. Consequently, the results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily comparable to the results of operations for the same period in 1997.

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


RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 1998 Compared to Three-Month Period Ended September 30, 1997.

     Revenues. Total revenues for the three-month period ended September 30, 1998 increased to $8,158,000 from $7,209,000 for the three-month period ended September 30, 1997, an increase of $949,000 or 13.1%. The increase is primarily the result of:

An increase in same store sales at the BJ's restaurants (other than the converted Northwest restaurants) open both periods of $721,000 or 17.4%. Management believes this increase was due to (i) an increase in customer counts, and (ii) an increase in check averages produced by a price increase implemented in May 1998 and the implementation of more effective suggestive selling techniques at the restaurants.

An increase in same store sales at the former Pietro's restaurants converted and operated as BJ's restaurants for the entire three-month period ended September 30, 1998 and operated as Pietro's for the comparable period in 1997 of $598,000 or 87.67%.

The increase in revenues resulting from the above-mentioned factors was partially offset by:

A decrease in sales at the restaurants operated as Pietro's for the entire comparable periods of $12,000 or .8%.

A decrease in sales at the Northwest restaurants converted and operated as BJ's during the entire comparable periods of $146,000 or 21.92%. Management believes that this decrease is primarily due to the initial "honeymoon" periods these restaurants experienced during the 1997 period.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $2,232,000 for the three-month period ended September 30, 1998 from $2,176,000 for the comparable period in 1997, an increase of $56,000 or 2.6%. However, as a percentage of revenues, cost of sales decreased to 27.4% during the 1998 period from 30.2% in the 1997 period. The decrease in cost of sales as a percentage of revenues was primarily due to efficiencies achieved at the BJ's restaurants in Southern California, Hawaii and Colorado as well as a menu price increase implemented in May 1998. The overall decrease in cost of sales was achieved despite an over 25.0% increase in the cost of cheese (the Company's primary raw material) from the third quarter of 1997 to the third quarter of 1998. The effect of the increase in the cost of cheese during the third quarter 1998 was to increase cost of sales by approximately $50,000.

     Labor. Labor costs for the restaurants increased to $2,883,000 in the three-month period ended September 30, 1998 from $2,462,000 for the comparable period in 1997, an increase of $421,000 or 17.1%. As a percentage of revenues, labor costs increased to 35.3% in the 1998 period from 34.2% in the 1997 period. The factors which contributed to the increase in labor costs as a percentage of revenue were:


The federal, California and Oregon minimum wages increased substantially between the third quarter 1997 and the third quarter 1998.

Increased staffing at the converted Pietro's restaurants relating to continued inefficiencies at these relatively new restaurants. While a degree of continued inefficiency was anticipated as a normal consequence of new operations, the progress towards mature economics in most of the converted restaurants has progressed more slowly than originally anticipated.
Management believes this is primarily due to relatively high employee turnover in the Northwest. Management believes that as a more solid foundation of stable management and staff is achieved in the region, employee turnover and labor costs will decrease. Any such decreases will be negatively impacted by an 8.3% minimum wage increase scheduled in Oregon for January 1999.

     Occupancy. Occupancy costs increased to $666,000 during the three-month period ended September 30, 1998 from $613,000 during the comparable period in 1997, an increase of $53,000 or 8.6%. As a percentage of revenues, occupancy costs decreased to 8.2% in the 1998 period from 8.5% in the 1997 period. The primary reason for the decrease in occupancy costs relative to revenues was the increase in comparable store sales.

     Operating Expenses. Operating expenses increased to $937,000 during the three-month period ended September 30, 1998 from $889,000 during the comparable period in 1997, an increase of $48,000 or 5.4%. However, as a percentage of revenues, operating expenses decreased to 11.5% in the 1998 period from 12.3% in the 1997 period. The primary reason for the decrease in operating expenses as a percentage of revenues was the increase in same store sales. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

     General and Administrative Expenses. General and administrative expenses decreased to $661,000 during the three-month period ended September 30, 1998 from $665,000 during the comparable period in 1997, a decrease of $4,000 or
 .6%.

     Depreciation and Amortization. Depreciation and amortization increased to $423,000 during the three-month period ended September 30, 1998 from $351,000 during the comparable period in 1997, an increase of $72,000 or 20.5%. The increase was primarily due to (I) the amortization of pre-opening costs associated with the converted Pietro's restaurants and (ii) the depreciation associated with the renovation costs of the Pietro's converted to BJ's.

Interest Expense. Interest expense, net of interest income, increased to $50,000 during the three-month period ended September 30, 1998 from $18,000 during the comparable period in 1997, an increase of $32,000 or 177.8%. The increase was primarily due to a reduction of interest income experienced as the Company's invested cash was utilized in the renovation and conversion of the Pietro's units.


     Nine-Month Period Ended September 30, 1998 Compared to Nine-Month Period Ended September 30, 1997

     Revenues. Total revenues for the nine-month period ended September 30, 1998 increased to $22,871,000 from $19,633,000 for the nine-month period ended September 30, 1997, an increase of $3,238,000 or 16.5%. The increase is primarily the result of:

The opening of the Boulder, Colorado restaurant in February, 1997.

An increase in same store sales at the BJ's restaurants open both periods of $1,539,000 or 16%. Management believes this increase was due to (i) an increase in customer counts, and (ii) an increase in check averages produced by a price increase implemented in late May 1998 and the implementation of more effective suggestive selling techniques at the restaurants.

An increase in same store sales at the former Pietro's restaurants converted and operated as BJ's restaurants during 1997 or 1998 of $2,000,000 or 58.1%.

     The increase in revenues resulting from the above-mentioned factors was partially offset by (i) a decrease in sales at the restaurants operated as Pietro's for the entire comparable periods of $63,000 or 1.5% and (ii) the sale of the Pietro's restaurant in North Bend, Oregon in June 1997.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $6,403,000 for the nine-month period ended September 30, 1998 from $5,826,000 for the comparable period in 1997, an increase of $577,000 or 9.9%. However, as a percentage of revenues, cost of sales decreased to 28.0% during the 1998 period from 29.7% in the 1997 period. The decrease in cost of sales as a percentage of revenues was primarily due to efficiencies achieved at the BJ's restaurants in Southern California, Hawaii and Colorado as well as a menu price increase implemented in late May 1998.

     Labor. Labor costs for the restaurants increased to $8,176,000 in the nine-month period ended September 30, 1998 from $6,692,000 for the comparable period in 1997, an increase of $1,484,000 or 22.2%. As a percentage of revenues, labor costs increased to 35.7% in the 1998 period from 34.1% in the 1997 period. The factors which contributed to the increase in labor costs as a percentage of revenue were:

The federal, California and Oregon minimum wages increased substantially between the second quarter 1997 and the second quarter 1998.

Planned increased staffing at the newly-converted Pietro's restaurants in order to provide our guests with the best possible dining experience despite a relatively inexperienced staff. Although the initial inefficiencies have impacted labor cost for longer than anticipated, management believes that staffing levels at these restaurants will be reduced as they continue to mature.

     Occupancy. Occupancy costs increased to $1,899,000 during the nine-month period ended September 30, 1998 from $1,791,000 during the comparable period in 1997, an increase of $108,000 or 6.0%. As a percentage of revenues, occupancy costs decreased to 8.3% in the 1998 period from 9.1% in the 1997 period. The primary reason for the decrease in occupancy costs relative to revenues was the increase in comparable store sales.

        Operating Expenses. Operating expenses increased to $2,677,000 during the nine-month period ended September 30, 1998 from $2,502,000 during the comparable period in 1997, an increase of $175,000 or 7.0%. However, as a percentage of revenues, operating expenses decreased to 11.7% in the 1998 period from 12.7% in the 1997 period. The primary reasons for the decrease in operating expenses as a percentage of revenues were (i) the increase in same store sales, and (ii) an increased focus on operating the restaurants more efficiently as well as the implementation of improved expense monitoring systems at the BJ's restaurants in Southern California. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

     General and Administrative Expenses. General and administrative expenses decreased to $1,868,000 during the nine-month period ended September 30, 1998 from $2,016,000 during the comparable period in 1997, a decrease of $148,000
or 7.3%.   The decrease in general and administrative expenses was primarily due to additional legal and accounting fees incurred during 1997 associated with the Company's first year of being a public company.

     Depreciation and Amortization. Depreciation and amortization increased to $1,346,000 during the nine-month period ended September 30, 1998 from $954,000 during the comparable period in 1997, an increase of $392,000 or 41.1%. The increase was primarily due to (i) the opening of the Boulder, Colorado restaurant in February 1997, (ii)the amortization of pre-opening costs associated with the converted Pietro's restaurants, and (iii) the depreciation associated with the renovation costs of the Pietro's converted to BJ's.

     Interest Expense. Interest expense, net of interest income, increased to $158,000 during the nine-month period ended September 30, 1998 from $76,000 during the comparable period in 1997, an increase of $82,000 or 107.9%. The increase was primarily due to a reduction of interest income experienced as the Company's invested cash was utilized in the renovation and conversion of the Pietro's units.


LIQUIDITY AND CAPITAL RESOURCES

     Since the completion of the Company's initial public offering in October of 1996, the Company has invested in restaurant development and reduced debt. Net cash provided by operating activities for the nine-month periods ended September 30, 1998 and September 30, 1997 were $1,234,000 and $602,000, respectively. Capital expenditures for the nine-month periods ended September 30, 1998 and September 30, 1997 were $938,000 and $2,713,000, respectively.
Total capital expenditures for the nine-month periods ended September 30, 1998 and 1997 were for the acquisition of restaurant and brewery equipment and leasehold improvements to develop or convert the acquired restaurants. In addition, at September 30, 1998 the Company had $400,000 in escrow for the purchase of a leasehold interest associated with the location in Woodland Hills, California now being developed as a BJ's Pizza, Grill & Brewery.
Debt reduction for the nine-month periods ended September 30, 1998 and September 30, 1997 totaled $568,000 and $496,000, respectively.

     The Company currently intends to utilize cash and cash equivalents primarily for the development of three additional California restaurants located in Arcadia, Woodland Hills and Valencia, as well as for working capital purposes. Management currently anticipates a total of $2,500,000 in additional capital expenditure requirements relating to the development of these three sites.

     Management believes that cash and cash equivalents available at September 30, 1998 and future operating cash flow will be sufficient for the Company to fund its operations and continue to meet its business plan over the next nine months. Additionally, the Company has recently received several financing proposals from lenders to assist in maintaining an adequate cash reserve. However, no assurance can be given that Management can successfully implement such objectives. Further, there can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not require additional financing, or that such financing will be available if necessary.

SEASONALITY  AND  ADVERSE  WEATHER

     The Company's results of operations have historically been impacted by seasonality, which directly impacts tourism at the Company's coastal
locations.    The  summer months (June through August) have traditionally been higher  volume  periods  than  other  periods  of  the  year.

YEAR 2000 COMPLIANCE

     The Company has completed a review of its computerized information systems to identify the systems and applications that could be affected by Year 2000 issues. The Company primarily utilizes software and hardware offered by major developers, and periodically purchases upgrades directly from those developers or authorized resellers. The Company's policy since the beginning of the current year is to seek and purchase upgrades that include from the developer a Year 2000 compliance warranty. During

1998 the Company has purchased Year 2000 upgrades for most of its computerized information systems, and management feels that its main data processing systems are now Year 2000 compliant. This policy of replacement in the normal course of information system maintenance will continue; it is anticipated that an additional $15,000 will be spent to make all of the Company's systems Year 2000 compliant. If the third parties upon which the Company relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

     The point of sale system used to facilitate the collection of operational data in the Company's restaurants is not yet warranted to be Year 2000 compliant. The Company is working with the developer of this system and plans to support the developer's efforts with all resources necessary to resolve any significant year 2000 issues in a timely manner. If the developer is unable to provide Year 2000 assurances within a reasonable period of time, management intends to put manual procedures in place to collect and transmit this customer and order data, as was done in the past. The cost of this contingency plan would be in the form of additional labor expense, and would not be expected to have a material impact on the Company's financial position.

     The Company also plans to contact its major product vendors and request statements as to their preparedness for the potential impact of Year 2000 issues. Their responses will be evaluated, and, based on the information provided, decisions will be made as to their ability to continue to meet the Company's need for product into Year 2000. Alternative sources for product will be identified in cases where the Company feels there are major questions as to the vendor's ability to conduct its normal business due to potential Year 2000 implications.

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

     As has been the practice of many restaurant entities, the Company defers its restaurant preopening costs and amortizes them over the twelve-month period following the opening of each respective new restaurant. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position 98-5 (SOP 98-5), Accounting for the Costs of Start-Up Activities. SOP 98-5 requires all costs of start-up activities that are not otherwise capitalizable as long-lived assets to be expensed as incurred, and is effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of the new accounting standard will require the Company to write off all capitalized preopening costs as a cumulative effect of a change in accounting principal as a one-time charge against earnings. Initial application is required as of the beginning of the fiscal year in which
 SOP 89-5 is first adopted. The Company's total deferred preopening costs were $162,000 at September 30, 1998.

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
                27.1     Financial Data Schedule

                10.1 Real Estate Lease, dated August 17, 1998, between Chicago Pizza & Brewery, Inc. and Ronald R. Sahm for a BJ's Pizza, Grill & Brewery restaurant.

                10.2 Real Estate Sublease, dated September 1, 1998, between Chicago Pizza & Brewery, Inc. and Steak and Ale of California, Inc. for a BJ's Pizza & Grill restaurant.


         (b)  Reports on Form 8-K

              None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHICAGO PIZZA & BREWERY, INC.
                                   (Registrant)


November 11, 1998                  By:  /s/ PAUL A. MOTENKO
                                       --------------------
                                          Paul A. Motenko
                                          Chief Executive Officer, Vice
                                          President, Secretary and Chairman
                                          of the Board of Directors



                                   By:  /s/ JEREMIAH J. HENNESSY
                                       -------------------------
                                          Jeremiah J. Hennessy
                                          President, Chief Operating Officer,
                                          Chief Financial Officer and Director