Form 10KSB40
period 1998-12-31
CHICAGO PIZZA & BREWERY INC
filed 1999-03-31
CIK 1013488

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB
                        THE SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1998
                                          OR

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

                               26131 Marguerite Parkway
                                       Suite A
                           Mission Viejo, California 92692
                                   (949) 367-8616
            (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

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
                                             ------    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                  ------
State issuer's revenues for its most recent fiscal year: $30,051,503.

The aggregate market value of the common stock of the Registrant ("Common Stock") held by non-affiliates as of December 31, 1998 based on the market price at March 26, 1999 was $6,458,278. As of March 26, 1999, there were 7,658,321 shares of Common Stock of the Registrant outstanding and 8,884,584 Redeemable Warrants of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into
Part III of this Form 10-KSB: The Registrant's Proxy Statement for the Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one): YES      NO X .
                                                              ---     ---

                                        INDEX

                                        PART I
ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . . . 1
ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . 5
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . 6

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . 6
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . 7
ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . .11
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . .11

                                       PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS . . . .12
ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . .12
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . .12
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . .12

                                       PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .12


                            CHICAGO PIZZA & BREWERY, INC.

                                        PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") owned and operated, as of December 31, 1998, 26 restaurants located in Southern California, Oregon, Washington and Colorado and an interest in one restaurant in Lahaina, Maui. Each of these restaurants is operated as either a BJ's Pizza, Grill & Brewery, a BJ's Pizza & Grill, a BJ's Pizza & Grill - OTC or a Pietro's Pizza restaurant. The menu at the BJ's restaurants feature BJ's award-winning, signature deep-dish pizza, BJ's own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The four BJ's Pizza, Grill & Brewery restaurants feature in-house brewing facilities where BJ's hand-crafted beers are produced. The two BJ's Pizza & Grill - OTC restaurants have a limited menu and service level. The ten Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

The Company was incorporated in California on October 1, 1991 originally to
assume the operation of the then existing five BJ's restaurants.   In January
1995, the Company purchased the BJ's restaurants and concept from its founders. Since that time, the Company has completed the (i) expansion of the BJ's menu to include high-quality sandwiches, pastas, entrees, specialty salads and desserts;
(ii) enhancement of the BJ's concept through a comprehensive new logo and identity program, new uniforms, a new interior design concept and redesigned signage; (iii) addition of microbreweries to the concept to produce BJ's own hand-crafted beers; (iv) purchase of the Pietro's Pizza chain in the Northwest in March 1996, converting seven of the seventeen Pietro's restaurants to BJ's, and the (v) development of a BJ's Pizza & Grill in Westwood Village (Los Angeles), California, and BJ's Pizza, Grill & Breweries in Brea, California and Boulder, Colorado.

The enhancement of the BJ's concept and the menu expansion have contributed to same store sales increases at the BJ's restaurants open the entire comparable periods of 13.3%, 8.7% and 15.7% for the years 1996, 1997 and 1998 respectively.

The opening of the Company's first microbrewery in Brea, California in August 1996 marked the beginning of the Company's production of award-winning hand-crafted specialty beers which are distributed to all of the Company's restaurants. The breweries have added an exciting dimension to the BJ's concept which further distinguishes BJ's from many other restaurant operations.

The acquisition of the Pietro's restaurants and conversion of seven of those restaurants to BJ's has given the Company a significant presence in the Oregon market. Due to the relative success of the Company's larger restaurants, management has determined that the Company's resources will be best utilized in the development of additional larger restaurants in prime locations. Consequently, there are currently no plans to convert additional Pietro's units to BJ's.

The Company's current focus is on the development of the larger footprint BJ's restaurants in high profile locations with favorable demographics. The Company opened a BJ's Pizza & Grill in Arcadia, California in January 1999 and anticipates the opening of a BJ's Pizza, Grill & Brewery in Woodland Hills, California in April 1999.

The Company's fundamental business strategy is to grow through the additional development and expansion of the BJ's brand. The BJ's brand represents exceptional food and specialty beers accompanied by great value, in a fun, casual environment.

In addition to developing new BJ's restaurant and brewery operations, the Company plans to pursue acquisition opportunities which may involve conversion to the BJ's concept or the operation of additional complementary concepts.

There can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not adversely impact the Company's ability to meet its operational objectives or require additional financing, or that such financing will be available if necessary.

RECENT DEVELOPMENT

     In March 1999, the Company sold, through a private placement, 1,250,000 shares of its Common Stock to ASSI, Inc. (the "ASSI Transaction") in exchange for a cash payment of $1,000,000, the termination of two consulting agreements between Chicago Pizza and ASSI, a release of any claims that ASSI and its affiliates may have had against the Company or its affiliates relating to the consulting agreements and prior investments by ASSI and its affiliates in the Company. In addition, ASSI, Inc. agreed to the cancellation of 3.2 million of the Company's redeemable warrants. The shares sold by the Company to ASSI are subject to restrictions on resale including a right of first refusal in favor of the Company or its designees. As an additional part of the consideration for the common stock, ASSI and Louis Habash, the controlling shareholder of ASSI, agreed to finance or guarantee financing of potential future development projects of the company, subject to project pre-commitment approval, and agreed to cooperate in connection with any gaming or licensing applications or proceedings involving the Company. In connection with its investment, ASSI received certain demand and piggyback registration rights as well as a commitment from the company to use its best efforts to have two of the company's directors be persons designated by ASSI and to cause each of such designees to be included in the slate of director nominees for election at each annual meeting of shareholders over the next three years. ASSI also received a commitment from Paul Motenko and Jeremiah Hennessy, the company's principal executive officers, to vote their shares of common stock in favor of ASSI's board nominees in certain circumstances. Such rights terminate at such time as ASSI and its affiliates no longer own at least 5 percent of the company's outstanding common stock.

On February 23, 1999, a lawsuit was filed in the Superior Court of the State of California, County of Orange (Case No. 805978) by La Pizza Loca, Inc. and its controlling stockholder (collectively, "LPL") to prevent the Company from completing the ASSI Transaction. The Company was successful in defending against LPL's attempt to obtain an injunction. However, LPL continues to pursue an action against the Company, its directors and ASSI for alleged breaches of fiduciary duty, rescission and certain other claims. The Company believes that the lawsuit is without merit and intends to vigorously defend itself in connection with such lawsuit. The Company maintains Directors & Officers liability insurance and is seeking coverage of the costs of the LPL lawsuit under such policy. However, because the costs of defense cannot be determined at this time, in the event that such insurance coverage is denied or inadequate, and the Company incurs significant costs in defending the LPL lawsuit, the Company's financial performance could be adversely affected.

RESTAURANT CONCEPT AND MENU

The Company believes it is positioned for competitive advantage by offering customers moderate prices, and excellent food from a menu that features award-winning pizza, bountiful salads, soups, pastas, sandwiches, entrees and desserts. The popularity of BJ's restaurants, management believes, is due, to the broadness of their appeal, with menu items ranging from pizza to steaks and ribs.

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

Management's objective in developing BJ's expanded menu was to ensure that all items on the menu maintained and enhanced BJ's reputation for quality. BJ's offers large portions of high quality food, creating a real value orientation. Because of the relatively low food cost associated with pizza, BJ's highest volume item, the restaurants are able to maintain favorable gross profit margins while providing a value to the customer.

BJ's restaurants provide a variety of beers for every taste, offering a constantly evolving selection of domestic, imported and micro-brewed beers. BJ's own hand-crafted beers are the focus of the beer selection and feature five standard beers along with a rotating selection of seasonal specialties. While the BJ's beers are produced at the Company's central brewery locations, they are distributed to, and offered at all of the BJ's and Pietro's restaurants. Management believes that internally produced beer provides a variety of benefits, including:

     1. The quality and freshness of the BJ's brewed beers, being under the constant supervision of the Company's Vice President of Brewing Operations, is superior to beer purchased from external sources.

     2. The production costs of internally brewed beer can be significantly less than purchased beer. The relatively low production costs and premium pricing often associated with micro-brewed beers has a positive impact on gross profit margins. The cost savings are maximized when the brewery is operating at or near capacity. This is the basis for the Company's "central brewery" structure.

RESTAURANT LOCATIONS AND EXPANSION PLANS

The following table sets forth data regarding the Company's existing and future restaurant locations:


                                               Year Opened/
                                                 ACQUIRED     SQUARE FEET
                                               ------------   ------------
CALIFORNIA
Balboa in Newport Beach. . . . . . . . . .         1995          2,600
La Jolla Village . . . . . . . . . . . . .         1995          3,000
Laguna Beach . . . . . . . . . . . . . . .         1995          2,150
Belmont Shore. . . . . . . . . . . . . . .         1995          2,910
Seal Beach . . . . . . . . . . . . . . . .         1994          2,369
Huntington Beach . . . . . . . . . . . . .         1994          3,430
Westwood Village, Los Angeles. . . . . . .         1996          2,450
Brea . . . . . . . . . . . . . . . . . . .         1996         10,000
Arcadia. . . . . . . . . . . . . . . . . .         1999          7,371
Woodland Hills*. . . . . . . . . . . . . .         1999         13,000

COLORADO
Boulder. . . . . . . . . . . . . . . . . .         1997          5,500

HAWAII
Lahaina, Maui. . . . . . . . . . . . . .        1994          3,430

OREGON
Hood River . . . . . . . . . . . . . . .        1996          7,000
Gresham. . . . . . . . . . . . . . . . .        1996          5,016
Eugene I . . . . . . . . . . . . . . . .        1996          7,500
Milwaukie. . . . . . . . . . . . . . . .        1996          8,064
Salem I. . . . . . . . . . . . . . . . .        1996          6,875
Jantzen Beach. . . . . . . . . . . . . .        1996          7,932
The Dalles . . . . . . . . . . . . . . .        1996          6,560
Eugene II. . . . . . . . . . . . . . . .        1996          4,443
Eugene IV. . . . . . . . . . . . . . . .        1996          4,345
Salem II . . . . . . . . . . . . . . . .        1996          5,000
Portland (Stark) . . . . . . . . . . . .        1996          6,405
Portland (Lloyd Center). . . . . . . . .        1996          4,341
Portland (Burnside). . . . . . . . . . .        1996          3,483
Portland (Lombard. . . . . . . . . . . .        1996          5,700
McMinnville. . . . . . . . . . . . . . .        1996          2,900

WASHINGTON
Longview . . . . . . . . . . . . . . . .        1996          5,300


* Expected to open in April 1999.

In addition to the above locations, the Company is evaluating potential locations in California, Colorado, Washington and Arizona. The Company's ability to open additional restaurants will depend upon a number of factors, including, but not limited to, the availability of qualified management, restaurant staff and other personnel, the cost and availability of suitable locations, regulatory limitations regarding common ownership of breweries and restaurants in certain states, cost effective and timely construction of restaurants (which can be delayed by a variety of controllable and non-controllable factors), securing of required governmental permits and approvals and the Company's ability to generate funds from existing operations or external financing. There can be no assurance that the Company will be able to open its planned restaurants in a timely or cost effective manner, if at all.

MARKETING

To date, the majority of marketing has been accomplished through community-based promotions and customer referrals. Management's philosophy relating to the BJ's restaurants has been to "spend its marketing dollars on the plate," or use funds that would typically be allocated to marketing to provide a better product and value to its existing guests. Management believes this will result in increased frequency of visits and greater customer referrals. BJ's expenditures on advertising and marketing are typically 1.0% to 2.0% of sales.

BJ's is very much involved in the local community and charitable causes, providing food and resources for many worthwhile events. Management feels very strongly about its commitment to helping others, and this philosophy has benefited the Company in its relations with its surrounding communities. BJ's commitment to supporting worthwhile causes is exemplified by its "Cookies for Kids" program, which provides a donation to the Cystic Fibrosis Foundation for each Pizookie sold. The Pizookie, BJ's extremely popular dessert, is a cookie, freshly baked in a mini pizza pan, and topped with vanilla bean ice cream.

Pietro's marketing strategy relies much more on the distribution of discount coupons. Expenditures for marketing relating to the Pietro's restaurants are typically 5.0% of sales (excluding discounts).

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

EMPLOYEES

As of March 1, 1999, the Company employed 760 employees at its nine California Restaurants, one Hawaii restaurant, and one Boulder, Colorado restaurant. Additionally, 624 are employed at the restaurants in Washington and Oregon. The Company also employs 25 administrative and field supervisory personnel at its corporate offices. Historically, the Company has experienced relatively little turnover of restaurant management employees. The Company believes that it maintains favorable relations with its employees, and currently no unions or collective bargaining arrangements exist.

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

TRADEMARKS AND COPYRIGHTS

The Company has not secured any rights in connection with its trademarks, servicemarks or any other proprietary rights related to the use of the BJ'S PIZZA, GRILL & BREWERY, the BJ'S PIZZA & GRILL and the BJ'S PIZZA & GRILL - OTC names. There are other restaurants using the BJ's name throughout the United States, thus, no assurance can be given that the Company will be able to secure any such rights in the future or that the use of the BJ's name may not be subject to claims by third parties.

ITEM 2.   PROPERTIES

All of the Company's restaurants are on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others additionally include a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or, if renewed, that rents will not increase substantially, both of which would adversely affect the Company. Other leases are subject to renewal at fair market value, which could involve substantial increases. Total restaurant lease expense in 1998 was approximately $2,180,000 and, as indicated above, is subject to various increases.

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

The Company's corporate headquarters in California are located in a 2,219 square-foot leased facility in Mission Viejo, California. The lease expires on December 31, 2001 and currently provides for approximately $42,600 in annual rent, which is subject to certain adjustments and annual increases. Chicago Pizza Northwest, Inc., the Company's subsidiary in Washington, has offices in a 2,711 square-foot leased facility in Lynnwood, Washington. The Northwest office also maintains the Company's business processes and data services, and provides all management and financial reporting for the Company. This lease expires on March 13, 2002 and currently provides for approximately $51,000 in annual rent, which is subject to certain adjustments and annual increases, including, without limitation, annual Consumer Price Index escalations.

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

On February 23, 1999, a lawsuit was filed in the Superior Court of the State of California, County of Orange (Case No. 805978) by La Pizza Loca, Inc. and its controlling stockholder (collectively, "LPL") to prevent the Company from completing the sale of 1,250,000 shares of its Common Stock to ASSI, Inc. The Company was successful in defending against LPL's attempt to obtain an injunction. However, LPL continues to pursue an action against the Company, its directors and ASSI for alleged breaches of fiduciary duty, rescission and certain other claims. The Company believes that the lawsuit is without merit and intends to vigorously defend itself in connection with such lawsuit. The Company maintains Directors & Officers liability insurance and is seeking coverage of the costs of the LPL lawsuit under such policy. However, because the costs of defense cannot be determined at this time, in the event that such insurance coverage is denied or inadequate, and the Company incurs significant costs in defending the LPL lawsuit, the Company's financial performance could be adversely affected.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1998.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

On October 8, 1996, the Company's Common Stock and Redeemable Warrants became listed on the NASDAQ Small Cap Market ("NASDAQ") (Symbols: CHGO and CHGOW) in connection with the Offering. On March 5, 1999, the closing prices of the Common Stock and Redeemable Warrants were $1.56 per share and $0.09 per Redeemable Warrant, respectively. The table below shows the high and low sales prices as reported by NASDAQ. The sales prices represent inter-dealer quotations without adjustments for retail mark-ups, mark-downs or commissions.



 Calendar Year ended
    December 31,                    Common Stock           Redeemable Warrants
                               ----------------------      -------------------
                                High            Low          High        Low
                               ------         -------      -------     -------
 1997
 First Quarter                  $5.38          $1.28        $1.19       $0.09
 Second Quarter                 $1.75          $1.00        $0.41       $0.19
 Third Quarter                  $2.44          $1.38        $0.31       $0.16
 Fourth Quarter                 $2.13          $1.34        $0.22       $0.09

 1998
 First Quarter                  $2.09          $1.34        $0.22       $0.12
 Second Quarter                 $2.47          $1.53        $0.22       $0.09
 Third Quarter                  $2.03          $1.28        $0.12       $0.03
 Fourth Quarter                 $1.81          $1.25        $0.09       $0.02


As of March 4, 1999, the Company had 137 shareholders of record and 121 holders of Redeemable Warrants of record.

                                  PRIVATE PLACEMENT

     In March 1999, the Company sold, through a private placement, 1,250,000 shares of its Common Stock to ASSI, Inc. (the "ASSI Transaction") in exchange for a cash payment of $1,000,000, the termination of two consulting agreements between Chicago Pizza and ASSI, a release of any claims that ASSI and its affiliates may have had against the Company or its affiliates relating to the consulting agreements and prior investments by ASSI and its affiliates in the Company. In addition, ASSI, Inc. agreed to the cancellation of 3.2 million of the Company's redeemable warrants. The shares sold by the Company to ASSI are subject to restrictions on resale including a right of first refusal in favor of the Company or its designees. As an additional part of the consideration for the common stock, ASSI and Louis Habash, the controlling shareholder of ASSI, agreed to finance or guarantee financing of potential future development projects of the company, subject to project pre-commitment approval, and agreed to cooperate in connection with any gaming or licensing applications or proceedings involving the Company. In connection with its investment, ASSI received certain demand and piggyback registration rights as well as a commitment from the company to use its best efforts to have two of the company's directors be persons designated by ASSI and to cause each of such designees to be included in the slate of director nominees for election at each annual meeting of shareholders over the next three years. ASSI also received a commitment from Paul Motenko and Jeremiah Hennessy, the company's principal executive officers, to vote their shares of common stock in favor of ASSI's board nominees in certain circumstances. Such rights terminate at such time as ASSI and its affiliates no longer own at least 5 percent of the company's outstanding common stock.


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

During 1998, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto as well as with the discussion below.

                                                           Year Ended           Year Ended
                                                          December 31,         December 31,
                                                       ------------------    ------------------
                                                         1998      1997       1998       1997
                                                       --------  --------    -------    -------
                                                         (in thousands)        (%)        (%)
 Statement of Operations Data:
 Revenues                                              $30,051    $26,191     100.0%     100.0%
 Cost of sales                                           8,458      7,732      28.1       29.5
                                                       --------  --------    -------    -------
 Gross profit                                           21,593     18,459      71.9       70.5
                                                       --------  --------    -------    -------
 Costs and Expenses:
 Labor and benefits                                     10,831      9,086      36.0       34.7
 Occupancy                                               2,563      2,363       8.5        9.0
 Operating expenses                                      3,520      3,385      11.7       12.9
 General and administrative                              2,583      2,636       8.7       10.1
 Depreciation and amortization                           1,737      1,389       5.8        5.3
                                                       --------  --------    -------    -------
 Total costs and expenses                               21,234     18,859      70.7       72.0
                                                       --------  --------    -------    -------
 Income (loss) from operations                             359       (400)      1.2       (1.5)
                                                       --------  --------    -------    -------
 Other Income (expense):
 Gain on involuntary conversion of assets                             202                  0.8
 Interest expense, net                                    (212)      (125)     (0.7)      (0.6)
 Other income (expense), net                                (5)        20      (0.0)       0.1
                                                       --------  --------    -------    -------
 Total other income (expense)                             (217)        97      (0.7)       0.3
                                                       --------  --------    -------    -------
 Income (loss) before minority
     interest and taxes                                    142       (303)      0.5       (1.2)
 Minority interest in partnership                          (56)       (11)     (0.2)      (0.0)
                                                       --------  --------    -------    -------
 Income (loss) before taxes                                 86       (314)      0.3       (1.2)
 Income tax expense                                         (1)        (1)     (0.0)      (0.0)
                                                       --------  --------    -------    -------
 Net income (loss)                                         $85      ($315)     (0.3%)     (1.2%)
                                                       --------  --------    -------    -------
                                                       --------  --------    -------    -------
 Balance Sheet Data (end of period):
 Working capital (deficit)                               ($796)      $232
 Intangible assets, net                                  5,367      5,452
 Total assets                                           17,595     17,842
 Total long-term debt (including current portion)        2,927      3,543
 Minority interest                                         235        211
 Shareholders' equity                                   11,893     11,808


RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's prospectus dated October 8, 1996 (the "Prospectus"), including, without limitation: (i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California and current concentration in the Northwest, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages, including without limitation the recent increase in minimum wage, (vii) consumer trends, (viii) potential uninsured losses and liabilities, (ix) trademark and servicemark risks, (x) year 2000 risk issues, and (xi) other general economic and regulatory conditions and requirements.

GENERAL

Chicago Pizza & Brewery, Inc. owned and operated, as of December 31, 1998, 26 restaurants located in Southern California, Oregon, Washington and Colorado and an interest in one restaurant in Lahaina, Maui. Each of these restaurants is operated as either a BJ's Pizza, Grill & Brewery, a BJ's Pizza & Grill, a BJ's Pizza & Grill - OTC or a Pietro's Pizza restaurant. The menu at the BJ's restaurants feature BJ's award-winning, signature deep-dish pizza, BJ's own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The four BJ's Pizza, Grill & Brewery restaurants feature in-house brewing facilities where BJ's hand-crafted beers are produced. The two BJ's Pizza & Grill - OTC restaurants have a limited menu and service level. The ten Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

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

RESULTS OF OPERATIONS
FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

REVENUES. Total revenues for the year ended December 31, 1998 increased to $30,052,000 from $26,191,000 for the comparable period in 1997, an increase of $3,861,000 or 14.7%. The increase is primarily the result of:

     The opening of the Boulder, Colorado restaurant in February, 1997.

     An increase in same store sales at the BJ's restaurants, which were open in both periods, of $1,986,000 or 15.7%. Management believes this increase was due to (i) an increase in customer counts, and (ii) an increase in check averages produced by a price increase implemented in late May 1998 and the implementation of more effective suggestive selling techniques at the restaurants.

     An increase in same store sales at the former Pietro's restaurants converted and operated as BJ's restaurants for a part or all of the year ended December 31, 1998 and operated as Pietro's for a part or all of the comparable period in 1997 of $2,012,000 or 39.3%.

The increase in revenues resulting from the above-mentioned factors was partially offset by (i) a decrease in sales at the restaurants operated as Pietro's for the entire comparable periods of $395,000 or 6.4%; (ii) the sale of the Pietro's restaurant in North Bend, Oregon in June 1997 and (iii) a fire which caused the closing of a Pietro's restaurant in February 1997.

COST OF SALES. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $8,459,000 for the year ended December 31, 1998 from $7,732,000 for the comparable period in 1997, an increase of $727,000 or 9.4%. However, as a percentage of revenues, cost of sales decreased to 28.1% during the 1998 period from 29.5% in the 1997 period. The decrease in cost of sales as a percentage of revenues was primarily due to efficiencies achieved at the BJ's restaurants in Southern California, Hawaii and Colorado as well as a menu price increase implemented in late May 1998. Cost of sales at those restaurants decreased to 26.4% of sales during the year ended December 31, 1998 from 28.0% of sales during the comparable period in 1997. This decrease was also due to a decrease in cost of sales at the Northwest BJ's and Pietro's restaurants to 30.4% in 1998 from 31.4% in 1997. The decrease in cost of sales was achieved despite the substantial increase in cheese prices which occurred during the last half of 1998.

LABOR. Labor costs for the restaurants increased to $10,831,000 in the year ended December 31, 1998 from $9,086,000 for the comparable period in 1997, an increase of $1,745,000 or 19.2%. As a percentage of revenues, labor costs increased to 36.0% in the 1998 period from 34.7% in the 1997 period. Management believes the increase in labor costs as a percentage of revenue were primarily due to substantial increases in the federal, California and Oregon minimum wages between 1997 and 1998.

OCCUPANCY. Occupancy costs increased to $2,563,000 during the year ended December 31, 1998 from $2,363,000 during the comparable period in 1997, an increase of $200,000 or 8.5%. As a percentage of revenues, occupancy costs decreased to 8.5% in the 1998 period from 9.0% in the1997 period. The primary reason for the decrease in occupancy costs relative to revenues was the increase in comparable store sales.

OPERATING EXPENSES. Operating expenses increased to $3,520,000 during the year ended December 31, 1998 from $3,385,000 during the comparable period in 1997, an increase of $135,000 or 4.0%. However, as a percentage of revenues, operating expenses decreased to 11.7% in the 1998 period from 12.9% in the 1997 period. The primary reasons for the decrease in operating expenses as a percentage of revenues were (i) the increase in same store sales, and (ii) an increased focus on operating the restaurants more efficiently as well as the implementation of improved expense monitoring systems at the BJ's restaurants in Southern California. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $2,583,000 during the year ended December 31, 1998 from $2,636,000
during the comparable period in 1997, a decrease of $53,000 or 2.0%.   The
decrease in general and administrative expenses was primarily due to additional legal and accounting fees incurred during 1997 associated with the Company's first year of being a public company.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1,737,000 during the year ended December 31, 1998 from $1,389,000 during the comparable period in 1997, an increase of $348,000 or 25.1%. The increase was primarily due to (i) the opening of the Boulder, Colorado restaurant in February 1997, and (ii) the depreciation associated with the renovation costs of the Pietro's converted to BJ's.

INTEREST EXPENSE. Interest expense, net of interest income, increased to $211,000 during the year ended December 31, 1998 from $125,000 during the comparable period in 1997, an increase of $86,000 or 69.0%. The increase was primarily due to a reduction of interest income experienced as the Company's invested cash was utilized in the renovation and conversion of the Pietro's units.

LIQUIDITY AND CAPITAL RESOURCES

Since the completion of the Company's initial public offering in October of 1996, the Company has invested in restaurant development and reduced its debt. Net cash provided by (used in) operating activities for the years ended December 31, 1998 and 1997 were $2,070,000 and ($147,000), respectively. Total capital expenditures of $2,039,000 and $3,303,000 for the years ended December 31, 1998 and 1997, respectively, were for the acquisition of restaurant and brewery equipment and leasehold improvements to develop or convert restaurants. Debt reduction, including the principal portion of capitalized lease payments, for the years ended December 31, 1998 and 1997 totaled $728,000 and $617,000, respectively.

The Company currently intends to utilize cash and cash equivalents primarily for the development of additional restaurants, as well as for working capital purposes.

On January 15, 1999, the Company completed a financing agreement with a lender to provide equipment financing up to $1,000,000 for the equipment and furnishings required in the Arcadia and Woodland Hills locations. Also, in February 1999, the Company entered into a stock purchase agreement with an existing shareholder for the sale of Company common stock. The Company issued 1,250,000 common shares to the shareholder in exchange for a cash payment of $1,000,000 and other considerations. (See Private Placement and Legal Proceedings).

Management believes that cash and cash equivalents available at December 31, 1998 and future operating cash flow will be sufficient for the Company to fund its operations and continue to meet its business plan over the next year. However, no assurance can be given that management can successfully implement such objectives. Further, there can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not require additional financing, or that such financing will be available if necessary.

On February 23, 1999, a lawsuit was filed in the Superior Court of the State of California, County of Orange (Case No. 805978) by La Pizza Loca, Inc. and its controlling stockholder (collectively, "LPL") to prevent the Company from completing the sale of 1,250,000 shares of its Common Stock to ASSI, Inc. The Company was successful in defending against LPL's attempt to obtain an injunction. However, LPL continues to pursue an action against the Company, its directors and ASSI for alleged breaches of fiduciary duty, rescission and certain other claims. The Company believes that the lawsuit is without merit and intends to vigorously defend itself in connection with such lawsuit. The Company maintains Directors & Officers liability insurance and is seeking coverage of the costs of the LPL lawsuit under such policy. However, because the costs of defense cannot be determined at this time, in the event that such insurance coverage is denied or inadequate, and the Company incurs significant costs in defending the LPL lawsuit, the Company's financial performance could be adversely affected.

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

YEAR 2000 COMPLIANCE

The Company has completed a review of its computerized information systems to identify the systems and applications that could be affected by Year 2000 issues. The Company primarily utilizes software and hardware offered by major developers, and periodically purchases upgrades directly from those developers or authorized resellers. The Company's policy since the beginning of the current year is to seek and purchase upgrades that include from the developer a Year 2000 compliance warranty. During 1998 the Company purchased Year 2000 upgrades for most of its computerized information systems; total costs during 1998 of acquiring these upgrades was approximately $9,000. Management feels that its main data processing systems are now Year 2000 compliant. This policy of replacement in the normal course of information system maintenance will continue; it is anticipated that an additional $15,000 will be spent to make all of the Company's systems and hardware Year 2000 compliant. If the third parties upon which the Company relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

The point of sale system used to facilitate the collection of operational data in the Company's restaurants is not yet warranted to be Year 2000 compliant. The Company is working with the developer of this system and plans to support the developer's efforts with all resources necessary to resolve any significant year 2000 issues in a timely manner. If the developer is unable to provide Year 2000 assurances within a reasonable period of time, management intends to temporarily put manual procedures in place to collect and transmit this customer and order data, as was done in the past. The cost of this contingency plan would be in the form of additional labor expense, and would not be expected to have a material impact on the Company's financial position.

The Company's non-IT systems consist primarily of our telephone switching equipment and restaurant operating equipment. We have upgraded our telephone switching equipment where necessary. Our initial assessment of our restaurant operating equipment has indicated that modification or replacement will not be necessary as a result of the Year 2000 issue. Therefore we are not currently remediating this operating equipment. However, the existence of non-compliant embedded technology in this type of equipment is, by nature, more difficult to identify and repair than in computer hardware and software.

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

Despite our Year 2000 remediation, testing efforts and contingency planning, there may be disruptions and unexpected business problems caused by IT systems, non-IT systems or third party vendors during the early months of the year 2000. The Company is making diligent efforts to assess the Year 2000 readiness of our significant business partners and will develop contingency plans for critical areas where we believe our exposure to Year 2000 risk is the greatest. However, despite our best efforts, we may encounter unanticipated third party failures or a failure to have successfully concluded our systems remediation efforts. Any of these unforeseen events could have a material adverse impact on the Company's results of operations, financial condition or cash flows. Additionally, any prolonged inability of a significant number of our restaurants to operate could have a material adverse effect. The amount of any potential losses related to these occurrences cannot be reasonably estimated at this time.

The most likely worst case scenario for the Company is that a significant number of our restaurants will be unable to operate for a few days due to public infrastructure failures and/or food supply problems. Some restaurants may have longer-term problems lasting a few weeks. The failure of restaurants to operate would result in reduced revenues and cash flows for the Company during the period of disruption. Loss of restaurant revenues would be partially mitigated by reduced costs.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

As has been the practice of many restaurant entities, the Company defers its restaurant preopening costs and amortizes them over the twelve-month period following the opening of each respective new restaurant. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position 98-5 (SOP 98-5), Accounting for the Costs of Start-Up Activities. SOP 98-5 requires all costs of start-up activities that are not otherwise capitalizable as long-lived assets to be expensed as incurred, and is effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of the new accounting standard will require the Company to write off all capitalized preopening costs as a cumulative effect of a change in accounting principal as a one-time charge against earnings. Initial application is required as of the beginning of the fiscal year in which SOP 89-5 is first adopted. The Company's total deferred preopening costs were $135,261 at December 31, 1998.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange
Commission no later than 120 days after the close of the year ended December 31, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998.

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998.


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

     2.3    Secured Promissory Note by and between the Company and Roman
            Systems, Inc. filed as Exhibit 2.3 of the Registration Statement.

     3.1 Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit1 of the Registration
            Statement.

     3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Registration Statement.

                                   12


 Exhibit
 NUMBER                        DESCRIPTION
 -------                       -----------
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


 Exhibit
 NUMBER                        DESCRIPTION
 -------                       -----------
  10.15     Stock Purchase Agreement by and between Chicago Pizza & Brewery,
            Inc., Louis Habash and ASSI, Inc.

     21 List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Registration Statement.

   27.1     Financial Data Schedule.

    (b) The Company filed no Reports on Form 8-K during the last quarter of 1998.

                                        14

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

SIGNATURE                     CAPACITY                                  DATE
---------                     --------                                  -----
By: /s/PAUL A. MOTENKO        Director, Chief Executive Officer,     March 26, 1999
--------------------          Chairman of the Board and Vice-
Paul A. Motenko               President and Secretary

By: /s/JEREMIAH J. HENNESSY   President, Chief Operating             March 26, 1999
--------------------          Officer, Chief Financial Officer,
Jeremiah J. Hennessy          Principal Accounting Officer and
                              Director

By: /s/ALEXANDER M. PUCHNER   Vice President of Brewing              March 26, 1999
---------------------         Operations and Director
Alexander M. Puchner

By: /s/BARRY J. GRUMMAN       Director                               March 26, 1999
--------------------
Barry J. Grumman


                            CHICAGO PIZZA & BREWERY, INC.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           -----
Report Of Independent Accountants                                           17

Consolidated Balance Sheets As Of December 31, 1998 and 1997                18

Consolidated Statements Of Operations For The Years Ended
December 31, 1998 and 1997                                                  19

Consolidated Statements Of Shareholders' Equity For The Years Ended
December 31, 1998 and 1997                                                  20

Consolidated Statements Of Cash Flows For The Years Ended
December 31, 1998 and 1997                                                  21

Notes To Consolidated Financial Statements                                  22


                          REPORT OF INDEPENDENT ACCOUNTANTS
                                      __________

To the Shareholders
Chicago Pizza & Brewery, Inc.

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Chicago Pizza & Brewery, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers, LLP

Los Angeles, California
March 12, 1999

                            CHICAGO PIZZA & BREWERY, INC.
                             CONSOLIDATED BALANCE SHEETS
                                  AS OF DECEMBER 31,

                                                                             1998                       1997
                                                                           ---------                 ----------
                                         ASSETS:
Current assets:
Cash and cash equivalents                                                  $ 1,490,705                $1,705,349
Restricted cash                                                                   -                      200,000
Accounts receivable                                                            175,712                   161,649
Inventory                                                                      345,874                   361,299
Prepaids and other current assets                                              295,176                   646,700
                                                                           -----------                ----------
Total current assets                                                         2,307,467                 3,074,997

Property and equipment, net                                                  9,567,604                 8,673,831

Other assets                                                                   352,916                   272,138
Restricted cash                                                                   -                      369,123
Intangible assets, net                                                       5,366,722                 5,451,662
                                                                           -----------                ----------
Total assets                                                               $17,594,709               $17,841,751
                                                                           -----------                ----------
                                                                           -----------                ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Accounts payable                                                            $1,130,691                $1,036,856
Accrued expenses                                                             1,286,539                 1,107,177
Current portion of notes payable to related parties                            339,727                   336,306
Current portion of long-term debt                                              210,367                   265,079
Current portion of obligations under capital lease                             135,809                    97,844
                                                                           -----------                ----------
Total current liabilities                                                    3,103,133                 2,843,262
Notes payable to related parties                                             1,718,954                 2,058,681
Long-term debt                                                                 355,313                   585,751
Obligations under capital lease                                                167,219                   199,265
Other liabilities                                                              122,099                   135,067
                                                                           -----------                ----------
Total liabilities                                                            5,466,718                 5,822,026
                                                                           -----------                ----------
Minority interest in partnership                                               235,040                   211,357

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued                            -                       -
    or outstanding
Common stock, no par value, 60,000,000 shares authorized as of
   December 31, 1998 and 1997, 6,408,321 shares issued and
   outstanding as of December 31, 1998 and 1997                             15,039,646                15,039,646
Capital surplus                                                              1,196,029                 1,196,029
Accumulated deficit                                                        (4,342,724)               (4,427,307)
                                                                           -----------                ----------
Total shareholders' equity                                                  11,892,951                11,808,368
                                                                           -----------                ----------
Total liabilities and shareholders' equity                                 $17,594,709               $17,841,751
                                                                           -----------                ----------
                                                                           -----------                ----------


     The accompanying notes are an integral part of these consolidated financial statements.

                            CHICAGO PIZZA & BREWERY, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31,


                                                                             1998                         1997
                                                                          ------------               -------------
Revenues                                                                  $ 30,051,503               $ 26,191,472
Cost of sales                                                                8,458,829                  7,732,193
                                                                          ------------               -------------
Gross profit                                                                21,592,674                 18,459,279
                                                                          ------------               -------------
Costs and expenses:
Labor and benefits                                                          10,830,181                  9,085,853
Occupancy                                                                    2,562,825                  2,363,002
Operating expenses                                                           3,520,221                  3,384,616
General and administrative                                                   2,583,384                  2,636,904
Depreciation and amortization                                                1,737,430                  1,388,551
                                                                          ------------               -------------
Total cost and expenses                                                     21,234,041                 18,858,926
                                                                          ------------               -------------
Income (loss) from operations                                                  358,633                   (399,647)
                                                                          ------------               -------------
Other income (expense):
Gain on involuntary conversion of assets                                          --                      202,082
Interest expense, net                                                         (211,106)                  (124,950)
Other income (expense), net                                                     (5,090)                    19,438
                                                                          ------------               -------------
Total other income (expense)                                                  (216,196)                    96,570
                                                                          ------------               -------------
Income (loss) before minority interest and income taxes                        142,437                   (303,077)

Minority interest in partnership                                               (56,254)                   (11,052)
                                                                          ------------               -------------
Income (loss) before income taxes                                               86,183                   (314,129)

Income tax expense                                                              (1,600)                      (800)
                                                                          ------------               -------------
Net income (loss)                                                              $84,583                  ($314,929)
                                                                          ------------               -------------
                                                                          ------------               -------------
Basic and dilutive net income (loss) per common share                            $0.01                     ($0.05)
                                                                          ------------               -------------
                                                                          ------------               -------------
Basic weighted average number of common shares outstanding                   6,408,321                  6,408,321
                                                                          ------------               -------------
                                                                          ------------               -------------
Dilutive weighted average number of common shares outstanding                6,419,851                  6,408,321
                                                                          ------------               -------------
                                                                          ------------               -------------


                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                            CHICAGO PIZZA & BREWERY, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                              Capital     Accumulated
                                    Shares      Amount        Surplus       Deficit        Total
                                  ---------   -----------    ----------   ------------   -----------
Balance, December 31, 1996        6,408,321   $15,039,646    $1,196,029   ($4,112,378)   $12,123,297

Net loss                                                                     (314,929)     (314,929)
                                  ---------   -----------    ----------   ------------   -----------
Balance, December 31, 1997        6,408,321    15,039,646     1,196,029    (4,427,307)    11,808,368

Net income                                                                     84,583         84,583
                                  ---------   -----------    ----------   ------------   -----------
Balance, December 31, 1998        6,408,321   $15,039,646    $1,196,029   ($4,342,724)   $11,892,951
                                  ---------   -----------    ----------   ------------   -----------
                                  ---------   -----------    ----------   ------------   -----------



                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                            CHICAGO PIZZA & BREWERY, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31,



                                                                                  1998           1997
                                                                             ------------     ------------
Cash flows provided by (used in) operating activities:
Net income (loss)                                                                $84,583       ($314,929)
Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
Depreciation and amortization                                                  1,737,430       1,388,551
Gain on involuntary conversion of assets                                                        (202,082)
Gain on sale of restaurant                                                                       (16,678)
Minority interest in partnership                                                  56,254          11,052
Changes in assets and liabilities:
    Accounts receivable                                                          (14,063)         (4,227)
    Inventory                                                                     15,425        (104,631)
    Prepaids and other current assets                                            (32,852)       (555,451)
    Other assets                                                                 (36,584)        (16,020)
    Accounts payable                                                              87,836        (221,943)
    Accrued expenses                                                             185,362         (97,915)
    Other liabilities                                                            (12,968)        (12,704)
                                                                             ------------     ------------
          Net cash provided by (used in) operating activities                  2,070,423        (146,977)
                                                                             ------------     ------------
Cash flows provided by (used in) investing activities:
Purchases of equipment                                                        (2,038,596)     (3,303,414)
Purchase of liquor licenses                                                     (53,545)
Proceeds from involuntary conversion of asset                                                    260,691
Proceeds from sale of restaurants, net of expenses                                 7,000          40,900
                                                                             ------------     ------------
          Net cash used in investing activities                               (2,085,141)     (3,001,823)
                                                                             ------------     ------------
Cash flows provided by (used in) financing activities:
Release of cash pledged as collateral                                            560,830
Payments on related party debt                                                  (336,306)       (320,241)
Payments on debt                                                                (285,150)       (220,993)
Capital lease payments                                                          (106,877)        (75,603)
Distributions to partners                                                        (32,423)        (14,822)
                                                                             ------------     ------------
          Net cash used in financing activities                                 (199,926)       (631,659)
                                                                             ------------     ------------
          Net decrease in cash and cash equivalents                             (214,644)     (3,780,459)

Cash and cash equivalents, beginning of period                                 1,705,349       5,485,808
                                                                             ------------     ------------
Cash and cash equivalents, end of period                                      $1,490,705      $1,705,349
                                                                             ------------     ------------
                                                                             ------------     ------------

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                            CHICAGO PIZZA & BREWERY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company And Summary Of Significant Accounting Policies:

OPERATIONS

     Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") was incorporated in California on October 1, 1991. The Company owns and operates 26 restaurants located in Southern California, Oregon, Washington and Colorado and an interest in one restaurant in Lahaina, Maui, each of which is currently operated as either a BJ's Pizza, Grill & Brewery, a BJ's Pizza & Grill, a BJ's Pizza & Grill - OTC or a Pietro's Pizza, located exclusively in the Northwest. During 1997, the Company opened a BJ's Pizza, Grill & Brewery in Boulder, Colorado and converted five of the Pietro's restaurants in Oregon to BJ's restaurants, two of which include micro-breweries. Two additional Pietro's restaurants were converted and opened as BJ's restaurants in February and March 1998. In January 1999, the Company opened its latest BJ's Pizza & Grill restaurant in Arcadia, California.

BASIS OF PRESENTATION

     The accompanying financial statements of the Company as of and for the years ended December 31, 1998 and 1997 are presented on a consolidated basis, and include the accounts of the Company, its wholly owned subsidiary, Chicago Pizza Northwest, Inc. and BJ's Lahaina, L.P. The Company operates in the restaurant industry exclusively in the United States. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates market value.

RESTRICTED CASH

     In 1996, as part of the acquisition of the Brea restaurant location, the Company assumed an existing bank loan with the condition that a $200,000 certificate of deposit be restricted as collateral. Under the terms of the assumed bank loan, $100,000 of the collateral was released to the Company during 1998. The remaining $100,000 certificate of deposit was released to the Company in March 1999.

     As part of the Pietro's Acquisition, the Company acquired U.S. Treasury Notes, which were controlled by the State of Washington under an escrow agreement relating to a previous Washington State Workers' Compensation insurance program. In December 1998, the State of Washington accepted a surety bond arranged by the Company and released its interest in the escrowed Treasury Notes.

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

                    Furniture and fixtures                  7 years
                    Equipment                            5-10 years
                    Leasehold improvements               7-25 years

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

PREPAIDS AND OTHER CURRENT ASSETS

     The Company capitalizes restaurant preopening costs which include the direct and incremental costs associated with the opening of a new restaurant. These are primarily costs incurred to develop new restaurant management teams, and the food, beverage and supply costs incurred to perform testing of all equipment, concepts, systems and recipes. The capitalized costs are amortized on a straight-line basis over a period of one year beginning on the restaurant's opening date. Unamortized preopening costs totaled $135,261 and $333,382 as of December 31, 1998 and 1997, respectively.

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

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1998 and 1997 was $558,291 and $761,780, respectively.

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

                                 CHICAGO PIZZA & BREWERY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.   The Company And Summary Of Significant Accounting Policies, Continued:

MINORITY INTEREST

     For the consolidated financial statements as of December 31, 1998 and 1997, minority interest represents the limited partners' interests totaling 46.32% for BJ's Lahaina, L.P.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards ("SFAS") Opinion No. 107. "Disclosure About Fair Value of Financial Instruments", requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. Disclosures regarding the fair value of financial instruments have been derived using external market sources, estimates using present value or other valuation techniques. Cash, accounts payable, accrued liabilities and short-term debt are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value.

PER SHARE INFORMATION

     SFAS 128, "Earnings Per Share", was adopted in the fourth quarter of 1997 and supersedes the Company's previous standards for computing net income per share under Accounting Principals Board (APB) No. 15. The new standard requires dual presentation of basic net income per common share and net income per common share assuming dilution on the face of the income statement. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive net income per share reflects the potential dilution that could occur if stock options issued by the Company to sell common stock at set prices were exercised. The financial statements present basic and dilutive net income per share.

STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plan using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, "Accounting for Stock-based Compensation", encourages, but does not require companies to record stock-based compensation plans at fair value. The Company has elected to continue accounting for stock-based compensation in accordance with APB No. 25, but will comply with the required disclosures under SFAS
     No. 123.

RECENTLY ISSUED ACCOUNTING STANDARDS

     As has been the practice of many restaurant entities, the Company defers its restaurant preopening costs and amortizes them over the twelve-month period following the opening of each respective new restaurant. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position 98-5 (SOP 98-5), "Accounting for the Costs of Start-Up Activities". SOP 98-5 requires all costs of start-up activities that are not otherwise capitalizable as long-lived assets to be expensed as incurred, and is effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of the new accounting standard will require the Company to write off all capitalized preopening costs as a cumulative effect of a change in accounting principle as a one-time charge against

                                  CHICAGO PIZZA & BREWERY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.   The Company And Summary Of Significant Accounting Policies, Continued:

     earnings. Initial application is required as of the beginning of the fiscal year in which SOP 98-5 is first adopted. The Company's total deferred preopening costs were $135,261 at December 31, 1998.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

BUSINESS OPERATIONS

     The Company has historically incurred net losses during its organization and acquisition of restaurants. While many of these costs were created by the ramping-up of the organization and restaurant concept development, including a more expansive menu, food testing, and micro-brewing concepts, management believes that such costs will be reduced in the future. Management believes the Company can be profitable through increased sales relating to its extended menu developed in 1996 and the continuing development of additional restaurant sites.

     While there can be no assurance that management's plans, if executed, will return the Company to profitability, management believes their plans provide the Company with a strong base to accomplish their goals.

2.   Concentration Of Credit Risk:

     Financial instruments which potentially subject the Company to a concentration of credit risk, as defined by SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk," principally consist of cash, cash equivalents and accounts receivable. The Company maintains its cash accounts at various banking institutions. At times, cash and cash equivalent balances may be in excess of the FDIC insurance limit. Cash equivalents represent money market funds and certificates of deposits.

3.   Property and Equipment:

     Property and equipment consisted of the following as of:


                                                           DECEMBER 31,
                                                  ----------------------------
                                                     1998               1997
                                                 -----------       -----------
Furniture and fixtures                           $   715,098       $   543,594
Equipment                                          4,101,864         3,889,964
Leasehold improvements                             6,545,352         6,039,018
                                                 -----------       -----------
                                                  11,362,314        10,472,576
Less, accumulated depreciation and amortization   (2,990,505)       (1,869,788)
                                                 -----------       -----------
                                                   8,371,809         8,602,788
Construction in progress                           1,195,795            71,043
                                                 -----------       -----------
                                                 $9,567,604         $8,673,831
                                                 -----------       -----------
                                                 -----------       -----------


                                  CHICAGO PIZZA & BREWERY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.   Intangible Assets:

     Intangible assets consisted of the following as of:


                                                         DECEMBER 31,
                                               -------------------------------
                                                  1998                 1997
                                               ----------           ----------
Goodwill                                       $5,867,357           $5,798,251
Trademarks                                         58,563               48,000
Covenant not to compete                            50,000               50,000
Lease right for Lahaina lease                      25,000               25,000
                                               ----------           ----------
                                                6,000,920            5,921,251
Less, accumulated amortization                    634,198              469,589
                                               ----------           ----------
                                               $5,366,722           $5,451,662
                                               ----------           ----------
                                               ----------           ----------


5.   Accrued Expenses:

          Accrued expenses consisted of the following as of:

                                                         DECEMBER 31,
                                              --------------------------------
                                                  1998                 1997
                                              ----------            ----------
Accrued professional fees                        $89,251               $93,500
Accrued rent                                     244,163               265,122
Payroll related liabilities                      729,298               547,568
Accrued interest                                   -                    18,409
Other                                            223,827               182,578
                                              ----------            ----------
                                              $1,286,539            $1,107,177
                                              ----------            ----------
                                              ----------            ----------



6.   Debt:

RELATED PARTY DEBT

          Related party debt consisted of the following as of:


                                                                DECEMBER 31,
                                                     ---------------------------------
                                                         1998                  1997
                                                     -------------         -----------
Note payable to Roman Systems (affiliate),
with interest rate of 7%, due in monthly
installments of $38,195, maturing
April 1, 2004, collateralized by the BJ's
Laguna, BJ's La Jolla and BJ's Balboa
restaurants                                          $2,041,181            $2,335,487

Note payable to Roman Systems (affiliate),
with interest rate of 2.25% plus the bank's
reference rate (7.75% at December 31, 1998
and 8.50% at December 31, 1997), due in
monthly installments of $3,500, maturing
June 1, 1999                                             17,500                59,500
                                                     -------------         -----------
      Total related party debt                        2,058,681             2,394,987

 Less, current portion                                  339,727               336,306
                                                     -------------         -----------
                                                     $1,718,954            $2,058,681
                                                     -------------         -----------
                                                     -------------         -----------


                                 CHICAGO PIZZA & BREWERY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     6.   Debt, Continued:

     Future maturities of related party debt for each of the five years subsequent to December 31, 1998 and thereafter are as follows:

                     1999                          $  339,727
                     2000                             350,147
                     2001                             378,068
                     2002                             405,989
                     2003                             433,909
                     Thereafter                       150,841
                                                   ----------
                                                   $2,058,681
                                                   ----------
                                                   ----------


OTHER LONG-TERM DEBT

    Other long-term debt consisted of the following as of :

                                                                DECEMBER 31,
                                                        -----------------------------
                                                          1998                 1997
                                                        ---------            --------
Note payable with interest rate of 2% plus the
bank's reference rate (7.75% at December 31,
1998 and 8.50% at December 31, 1997), due in
monthly installments of $12,513, maturing
March 1, 2001.                                         $330,849             $481,002

Notes payable for Pietro's outstanding tax
claims as part of the Debtor's Plan of
Reorganization, due in quarterly installments
of  $32,670 from July 1, 1996 through April 1,
1997 and $20,071 from July 1, 1997 through
June 30, 2001 and varying payments totaling an
aggregate of $34,122 from October 1, 2001
until April 1,  2002.  Interest accrues at
8.25%                                                   234,831              315,115

Note payable with interest rate of 10.80%,
payable in monthly installments of $8,100,
including interest, maturing September 1998               -                   54,713
                                                       ---------            ---------
                                                        565,680              850,830
 Less, current portion                                  210,367              265,079
                                                       ---------            ---------
                                                       $355,313             $585,751
                                                       ---------            ---------
                                                       ---------            ---------


     Future maturities of other long-term debt for years subsequent to December 31, 1998 are as follows:

                     1999                            $210,367
                     2000                             230,437
                     2001                             108,152
                     2002                              16,724
                                                     --------
                                                     $565,680
                                                     --------
                                                     --------


                                 CHICAGO PIZZA & BREWERY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.   Debt, Continued:

     Total interest expense for the years ended December 31, 1998 and 1997 was approximately $239,000 and $341,000, respectively.

     On January 15, 1999 the Company completed a financing agreement with a lender to provide equipment financing totaling $1,000,000 for the equipment and furnishings required by the two additional California locations. A commitment fee was paid by the Company in January 1999, and initial funding, as provided by the proposal, took place in March 1999. The term of the loan is approximately seven years, based on the completion of loan funding.


7.   Capital Leases:

     The Company leases computer and other equipment under capital lease arrangements. The equipment financed by the capital leases has an original cost of $488,732 and $434,618 at December 31, 1998 and 1997, respectively. Accumulated amortization related to these leases is $209,546 and $123,019 as of December 31, 1998 and 1997, respectively. The obligations under capital leases have a weighted average interest rate of 19.0% and mature at various dates through 2001. Annual future minimum lease payments for years subsequent to December 31, 1998 are as follows:

           1999                                              $181,287
           2000                                               165,072
           2001                                                22,118
                                                             --------
                    Total minimum payments                    368,477
           Less, amount representing interest                  65,449
                                                             --------
                    Obligations under capital leases          303,028
           Less, current portion                              135,809
                                                             --------
                    Long-term portion                        $167,219
                                                             --------
                                                             --------

8.   Commitments and contingencies:

LEASES

     The Company leases its restaurant and office facilities under noncancelable operating leases with terms ranging from approximately 7 to 25 years with renewal options ranging from 5 to 15 years. Rent expense for the years ended December 31, 1998 and 1997, was $2,184,223 and $2,023,738,
     respectively.

     The Company has certain operating leases which contain fixed escalation clauses. Rent expense for these leases has been calculated on a straight-line basis over the term of the leases. A deferred credit in the amount of $228,914 and $248,348 has been established and included in accrued expenses at December 31, 1998 and December 31, 1997, respectively, for the difference between the amount charged to expense and the amount paid. The deferred credit will be amortized over the life of the leases.

     A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, above, for the years ended December 31, 1998 and 1997 were $189,572 and $71,702, respectively.

                                 CHICAGO PIZZA & BREWERY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   Commitments and contingencies, Continued:

     The following are the future minimum rental payments under noncancelable operating leases for each of the five years subsequent to December 31, 1998 and in total thereafter:

                     1999                         $ 2,196,865
                     2000                           1,960,343
                     2001                           1,812,372
                     2002                           1,435,551
                     2003                           1,063,704
                     Thereafter                     4,246,750
                                                  -----------
                                                  $12,715,585
                                                  -----------
                                                  -----------

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

LEGAL PROCEEDINGS

     The Company is currently not a party to any pending legal proceedings which it believes will have a material adverse effect on its consolidated financial position or consolidated results of operations. (See Note 15 Subsequent Event)

     The Company closed its La Jolla Prospect restaurant in 1995 and the lease was assigned, subject to a continuing guarantee by the Company, to a third party restaurant operator. That operator defaulted on the terms of the lease and the owner of the property filed an action against the Company. In October 1997, the Company agreed to a settlement and mutual release of this lease in the amount of $150,000.

EMPLOYMENT AGREEMENTS

     Effective March 26, 1996, the Company entered into employment agreements with Paul Motenko, Chief Executive Officer, and Jeremiah J. Hennessy, President and Chief Operating Officer. The agreements provide for a minimum annual salary of $135,000, subject to escalation annually in accordance with the Consumer Price Index, and certain benefits through 2004. The agreements may be terminated by either party. The agreements also contain provisions for additional cash compensation based on earnings or income of the Company. The agreements contain provisions which grant the employees the right to receive salary and benefits, as individually defined, if such employee is terminated by the Company without cause.

9.   Shareholders' Equity:

PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were outstanding at December 31, 1998 or 1997. The Company currently has no plans to issue shares of preferred stock.

                                   CHICAGO PIZZA & BREWERY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.   Shareholders' Equity, Continued:

COMMON STOCK

     Shareholders of the Company's outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors. Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to cumulate votes in connection with the election of directors.

CAPITAL SURPLUS

     In May 1995, the Company issued warrants to purchase up to 300,000 shares of common stock at a price of $5.00 per share to each of Barry Grumman, a director of the Company, and Lexington Ventures, Inc. Mr. Grumman and Lexington Ventures, Inc. were issued their respective warrants at a price of $0.07 per warrant or a total price to each of $21,000. Mr. Grumman's liability for payment of the warrants was extinguished in exchange for past services to the Company as a Director which had not been compensated. Proceeds from the valuation or sale of warrants issued in conjunction with the private placement offerings totaled $236,750. The warrants were automatically converted into warrants included in the Company's initial public offering (IPO).

     The Company issued Redeemable Warrants with the Company's IPO on October 15, 1996. At December 31, 1998, the Company had 12,084,584 Redeemable Warrants outstanding. Each redeemable warrant entitles the holder thereof to purchase, at any time during the 54-month period commencing one year after the date of the Company's IPO, one share of Common Stock at a price of 110% of the initial public offering price per share ($5.50), subject to adjustment in accordance with the anti-dilution and other provisions referred to below.

     The Redeemable Warrants are subject to redemption by the Company at any time, at a price of $.25 per Redeemable Warrant if the average closing bid price of the Common Stock equals or exceeds 140% of the IPO price per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of notice of redemption. Redemption of the Redeemable Warrants can be made only after 30 days notice, during which period the holders of the Redeemable Warrants may exercise the Redeemable Warrants.

10. Income Taxes:

     The provision for income tax consists of the following for the years ended December 31:

                                             1998         1997
                                           ---------    ---------
           Current:
             Federal                            --           --
             State                          $1,600         $800
                                           ---------    ---------
                                             1,600          800

           Deferred:
             Federal                            --           --
             State                              --           --
                                           ---------    ---------

             Provision for income taxes       $1,600         $800
                                           ---------    ---------
                                           ---------    ---------


                                   CHICAGO PIZZA & BREWERY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10. Income Taxes, Continued:

     The temporary differences which give rise to deferred tax provision (benefit) consist of the following for the years ended December 31:



                                                    1998                 1997
                                                -----------          -----------
           Property and equipment                $ 20,457              ($83,530)
           Goodwill                               116,762                40,835
           Accrued liabilities                     (6,123)                5,052
           Investment in partnerships             (44,896)               (5,965)
           Net operating losses                    32,854               (59,042)
           Income tax credits                     (99,655)             (103,657)
           Other                                   58,197                  (233)
           Change in valuation allowance          (77,596)              206,540
                                               ----------            ----------
                                                 $     --             $      --
                                               ----------            ----------
                                               ----------            ----------

     The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:


                                                        1998             1997
                                                      --------         --------
           Statutory regular federal income tax         34.0%            (34.0%)
           benefit
           State income taxes, net of federal            1.2%              0.3%
           benefit
           Change in valuation allowance                65.6%             54.2%
           Change in credits                          (150.8%)           (32.9%)
           Employer tax credit disallowance             46.9%             10.8%
           Other, net                                    5.0%              1.8%
                                                      --------         --------
                                                         1.9%              0.2%
                                                      --------         --------
                                                      --------         --------

     The components of the deferred income tax asset and (liability) consist of the following at December 31:

                                                1998                   1997
                                             ----------             -----------
           Property and equipment            $   171,957             $  192,414
           Goodwill                             (289,785)              (173,023)
           Accrued liabilities                    38,062                 31,939
           Investment in partnerships             71,005                 26,110
           Net operating losses                1,597,290              1,630,144
           Income tax credits                    284,375                184,720
           Other                                 (39,568)                18,628
                                             -----------            -----------
                                               1,833,336              1,910,932
           Valuation allowance                (1,833,336)            (1,910,932)
                                             -----------            -----------
           Net deferred income taxes         $        --            $        --
                                             -----------            -----------
                                             -----------            -----------


     As of December 31, 1998, the Company had net operating loss carryforwards for federal and state purposes of approximately $4,186,000 and $1,950,000, respectively. The net operating loss carryforwards begin expiring in 2008 for federal purposes and 1999 for state purposes.

     The Company has a federal credit for FICA taxes paid on employees' tip income of approximately $280,000. The credit will begin to expire in 2011.

                                   CHICAGO PIZZA & BREWERY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10. Income Taxes, Continued:

     The utilization of net operating loss ("NOL") and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the Initial Public Offering in 1996.

     The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

11.  Supplemental Cash Flow Information :

     Supplemental cash flow items consisted of the following for the years ended December 31:

                                                   1998                 1997
                                                ----------           ----------
           Cash paid for:
             Interest                             $306,523              $381,109
             Taxes                                  $1,600                  $800

     Supplemental information on noncash investing and financing activities consisted of the following for the years ended December 31:

                                                           1998           1997
                                                        ---------       --------
           Equipment purchases under a capital lease     $112,796       $196,125

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

     The following is a summary of changes in options outstanding pursuant to the plan for the years ended December 31:

                                                            1998                           1997
                                                 --------------------------     --------------------------
                                                           Weighted Average               Weighted Average
                                                            Exercise Price                 Exercise Price
                                                  Shares      per Share           Shares     per Share
                                                 --------------------------     --------------------------
 Outstanding options at beginning of year          352,909       $4.14            487,500       $5.00
 Granted                                           176,500       $1.88             25,000       $1.00
 Exercised                                            -            -                   -            -
 Terminated                                        (79,409)      $4.94           (159,591)      $5.00
                                                 ---------    ---------         ----------   ----------
 Outstanding options at end of year                450,000       $3.11             52,909       $4.72
                                                 ---------    ---------         ----------   ----------
                                                 ---------    ---------         ----------   ----------
 Options exercisable at end of year                312,028       $3.40            282,603       $4.65
                                                 ---------    ---------         ----------   ----------
                                                 ---------    ---------         ----------   ----------


                                   CHICAGO PIZZA & BREWERY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.  1996 Stock Option Plan, Continued:

     The per share weighted average fair value for options granted in 1998 and 1997 was $0.93 and $0.51 respectively. On January 27, 1998 a board resolution was passed changing the exercise price from $5.00 to $3.00 for outstanding options held by current employees (as of January 27, 1998) excluding Corporate Officers and Directors. Information relating to significant option groups outstanding at December 31, 1998 are as follows:

                                     Life of
     Exercise     Outstanding      Outstanding        Options
       Price         Shares        Shares(Yr.)      Exercisable
     --------     -----------      -----------      -----------
       $5.00         150,000            7.77          130,685
       $3.00          98,500            7.77           80,343
       $1.88         176,500            9.28           76,000
       $1.00          25,000            8.31           25,000
     --------     -----------      -----------      -----------
       Total         450,000            8.40          312,028
                  -----------      -----------      -----------
                  -----------      -----------      -----------


     The Company has adopted the disclosure-only provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, since options were granted with an option price equal to the grant date market value of the Company's common stock, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value of the option at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic income (loss) per share would have been decreased and increased, respectively, to the pro forma amounts indicated below as of December 31,


                                                 1998                 1997
                                              ----------           ----------
 Net income (loss), as reported                $84,583             ($314,929)
 Net loss, pro forma                          ($155,515)           ($542,062)
 Basic and dilutive income (loss) per
     share, as reported                         $0.01                 ($0.05)
 Basic and dilutive loss per share,
     pro forma                                 ($0.02)                ($0.08)

     The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility of the Company's stock ranging from 49.0% to 61.4%, (c) a risk-free interest rate ranging from 4.88% to 6.74% and (d) expected option life of five years.


13.  Acquisitions And Transfers:

ARCADIA, CALIFORNIA

     In September 1998, the Company entered into a sublease for its Arcadia, California restaurant location. The site was renovated and opened on January 21, 1999.

                                   CHICAGO PIZZA & BREWERY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


13.  Acquisitions And Transfers, Continued:

WOODLAND HILLS, CALIFORNIA

     In August 1998, the Company entered into a lease for its Woodland Hills, California restaurant and brewery location. The site is being renovated, and management anticipates a Spring 1999 opening.

SALE OF RESTAURANTS

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

GAIN ON INVOLUNTARY CONVERSION OF ASSETS

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

14.  Quarterly Financial Data (Unaudited):

     Summarized unaudited quarterly financial data for the Company is as follows:

                                       March 31, 1998         June 30, 1998       September 30, 1998        December 31, 1998
                                       --------------         -------------       ------------------        -----------------
Total revenues                           $6,888,256            $7,825,198              $8,157,975               $7,180,073
Income (loss) from operations             ($136,361)             $284,025                $355,680                ($144,711)
Net income (loss)                         ($179,501)             $178,360                $285,151                ($199,427)
Basic and dilutive net income
    (loss) per share                         ($0.03)                $0.03                   $0.04                   ($0.03)



                                       March 31, 1997         June 30, 1997       September 30, 1997       December 31, 1997
                                       --------------         -------------       ------------------       -----------------
 Total revenues                          $5,783,196             $6,641,662              $7,208,665             $6,557,949
 Income (loss) from operations            ($167,761)              ($33,161)                $51,754              ($250,479)
 Net income (loss)                        ($171,964)              $118,136                 $22,555              ($283,656)
 Basic net income (loss) per share           ($0.03)                 $0.02                   $0.00                 ($0.04)



15.  Subsequent Event:

     In March 1999, the Company sold, through a private placement, 1,250,000 shares of its Common Stock to ASSI, Inc. (the "ASSI Transaction") in exchange for a cash payment of $1,000,000, the termination of two consulting agreements between Chicago Pizza and ASSI, a release of any claims that ASSI and its affiliates may have had against the Company or its affiliates relating to the consulting agreements and prior investments by ASSI and its affiliates in the Company. In addition, ASSI, Inc. agreed to the cancellation of 3.2 million of the Company's redeemable warrants. The shares sold by the Company to ASSI are subject to restrictions on resale including a right of first refusal in favor of the Company or its designees. As an additional part of the consideration for the common stock, ASSI and Louis Habash, the controlling shareholder of ASSI, agreed to finance or guarantee financing of potential future development projects of the company, subject to project pre-commitment approval, and agreed to cooperate in connection with any gaming or licensing applications or proceedings involving the Company. In connection with its investment, ASSI received certain demand and piggyback registration rights as well as a commitment from the company to use its best efforts to have two of the company's directors be persons designated by ASSI and to cause each of such designees to be included in the slate of director nominees for election at each annual meeting of shareholders over the next three years. ASSI also received a commitment from Paul Motenko and Jeremiah Hennessy, the company's principal executive officers, to vote their shares of common stock in favor of ASSI's board nominees in certain circumstances. Such rights terminate at such time as ASSI and its affiliates no longer own at least 5 percent of the company's outstanding common stock.

     On February 23, 1999, a lawsuit was filed in the Superior Court of the State of California, County of Orange (Case No. 805978) by La Pizza Loca, Inc. and its controlling stockholder (collectively, "LPL") to prevent the Company from completing the ASSI Transaction. The Company was successful in defending against LPL's attempt to obtain an injunction. However, LPL continues to pursue an action against the Company, its directors and ASSI for alleged breaches of fiduciary duty, rescission and certain other claims. The Company believes that the lawsuit is without merit and intends to vigorously defend itself in connection with such lawsuit. The Company maintains Directors & Officers liability insurance and is seeking coverage of the costs of the LPL lawsuit under such policy. However, because the costs of defense cannot be determined at this time, in the event that such insurance coverage is denied or inadequate, and the Company incurs significant costs in defending the LPL lawsuit, the Company's financial performance could be adversely affected.