Form 10KSB40/A
period 1998-12-31
CHICAGO PIZZA & BREWERY INC
filed 1999-04-30
CIK 1013488

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549

FORM 10-KSB/A THE SECURITIES EXCHANGE ACT OF 1934

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

        26131 Marguerite Parkway, Suite A, Mission Viejo, California 92692,
                                   (949) 367-8616
--------------------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of
                     Registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock and Redeemable Warrants

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES /X/   NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year: $30,051,503.

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

    Transitional Small Business Disclosure Format (check one): YES / /   NO /X/

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


DIRECTORS

     The following table sets forth certain information concerning the members of the Company's present Board of Directors:


NOMINEE                  PRINCIPAL OCCUPATION                             AGE
-------                  --------------------                             ---
Paul A. Motenko          Chairman of the Board, Chief Executive Officer,   44
                         Vice President and Secretary of the Company

Jeremiah J. Hennessy     President, Chief Financial Officer and Chief      40
                         Operating Officer of the Company

Alexander M. Puchner     Vice President of Brewing Operations              38
                         of the Company

Barry J. Grumman         Senior Partner in the Law Offices of Grumman      48
                         & Rockett

Stanley B. Schneider     Managing Partner of Gursey, Schneider & Co.       63

Steven F. Mayer          Managing Director of U.S. Bancorp Libra           39

Ernest T. Klinger        Chief Financial Officer and Vice President-       63
                         Finance and Administration of Arden Group, Inc.

     PAUL A. MOTENKO has been the Chief Executive Officer, Chairman of the Board, Vice President and Secretary of the Company since its inception in 1991. He is also Chairman of the Board and Secretary of Chicago Pizza Northwest, Inc., a Washington corporation and wholly owned subsidiary of the Company ("CPNI"). He is a certified public accountant and was a founding partner in the firm Motenko, Bachtelle & Hennessy from 1980 to 1991. In this capacity, Mr. Motenko provided accounting and consulting services to several restaurant companies, including BJ's Chicago Pizzeria. From 1976 to 1980, Mr. Motenko was employed as an accountant and consultant for several accounting firms, including Kenneth Leventhal and Company and Peat, Marwick, Main. Mr. Motenko graduated with high honors from the University of Illinois in 1976 with a Bachelor of Science Degree in accounting.

     JEREMIAH J. HENNESSY has been the President, Chief Operating Officer and a Director of the Company since its inception in 1991. During 1997 he was appointed the Chief

Financial Officer of the Company. He is also Chief Executive Officer and a Director of CPNI. Mr. Hennessy is a certified public accountant and was a partner in the firm Motenko, Bachtelle & Hennessy from 1988 to 1991. His public accounting practice involved extensive work for food service and restaurant clientele. He served as a controller for a large Southern California construction company and has extensive background in construction and development. Mr. Hennessy has also worked in various aspects of the restaurant industry for Marie Callendar's and Knott's Berry Farm. Mr. Hennessy graduated Magna Cum Laude from National University in 1983 with a Bachelor of Science Degree in accounting.

     ALEXANDER M. PUCHNER is Vice President of Brewing Operations for the Company, having been appointed to such position in January 1996. From 1994 to 1995, Mr. Puchner served as brewmaster for Laguna Beach Brewing Co. and from 1993 to 1994 as brewmaster for the Huntington Beach Beer Co. From 1988 to 1993, Mr. Puchner served as Product Manager for Aviva Sports/Mattel Inc. and Marketing Research Manager for Mattel Inc. Mr. Puchner was awarded a silver medal in the strong ale category at the 1996 Great American Beer Festival for BJ's Jeremiah Red Ale. That was followed by a bronze medal in The American Pale Ale category in 1998 for BJ's Piranha Pale Ale. Other awards for BJ's beers include: a silver medal at the 1998 World Beer Cup and First Place awards at the California State Fair in both 1997 and 1998. Mr. Puchner has also earned over 40 awards as a homebrewer, including awards in the 1991 and 1992 National Homebrew Competition. Mr. Puchner has been a nationally certified beer judge since 1990. Mr. Puchner received a Bachelor of Arts Degree from Cornell University in 1983 and a Master of Business Administration degree from the University of Chicago in June 1986.

     ERNEST T. KLINGER has been a Director of the Company since April 23, 1997. Mr. Klinger is a certified public accountant and has been a Chief Financial Officer and Vice President-Finance and Administration of Arden Group, Inc. from 1983 to the present, which consists of thirteen supermarkets, including Gelson's and Mayfair, with a related distribution center. Mr. Klinger received a Bachelor of Laws from LaSalle University, Chicago, Illinois and a Bachelor of Business Administration from the University of Minnesota, Minneapolis.

     STEVEN F. MAYER has been a Director of the Company since August 7, 1996. Mr. Mayer is currently a managing director of U.S. Bancorp Libra, an investment banking and private investment firm; and a managing director of Libra Capital Partners, L.P., a private equity investment fund. From June 1994 until November 1996, Mr. Mayer was the president of Aries Capital Group, LLC, a private investment firm. From April 1992 until June 1994, when he left to co-found Aries Capital Group, Mr. Mayer was an investment banker with Apollo Advisors, L.P. ("Apollo") and Lion Advisors, L.P. ("Lion"), affiliated private investment firms. Prior to that time, Mr. Mayer was a lawyer with Sullivan & Cromwell specializing in mergers, acquisitions, divestitures, leveraged buyouts and corporate finance. While at Apollo and Lion, Mr. Mayer was responsible for equity and debt investments in a wide range of industries, including the aluminum, apparel, automobile parts manufacturing, bedding, cable television, cosmetics, environmental services, furniture distribution, homebuilding, hotel, plastics, radio, real estate, retail and textile industries. Mr. Mayer is a member of the Boards of Directors of Airway Industries, Inc., a manufacturer and marketer of luggage, and of NewStar Media, Inc., a publicly traded publishing and television production company. Mr. Mayer is a graduate of Princeton University and Harvard Law School.

     STANLEY B. SCHNEIDER has been a Director of the Company since August 7, 1996. Mr. Schneider is a certified public accountant and founding member and the managing partner of Gursey, Schneider & Co. LLP, an independent public accounting firm founded in 1964 that specializes in general accounting services, litigation support, audits, tax consulting and compliance as well as business management and management advisory services. Mr. Schneider serves as a director of Perceptronics, Inc., a Woodland Hills, California based high-tech defense firm; Jerry's Famous Deli, Inc., a Los Angeles-based restaurant company and The Autry Museum of Western Heritage and P.A.T.H., an organization dedicated to helping the homeless in Los Angeles. Mr. Schneider obtained a Bachelor of Science in accounting from the University of California at Los Angeles in 1958.

     BARRY J. GRUMMAN was named a Director of the Company in November 1994. Mr. Grumman has been the Senior Partner in the Law Offices of Grumman & Rockett, a Newport Beach, California law firm specializing in civil litigation, since 1977. Mr. Grumman also has extensive experience as an investor in private companies and has invested in companies which have gone public.

     The terms of all directors will expire at the next annual meeting of shareholders or when their successors are elected and qualified. The Board of Directors may fill interim vacancies of directors. Each officer is elected by and serves at the discretion of, the Board of Directors, subject to the terms of any employment agreement.

SIGNIFICANT EMPLOYEES

     The following table sets forth certain information concerning certain significant employees of the Company.


NAME                       AGE                      POSITION
R. Dean Gerrie             47             Vice President Design & Marketing
Salvador A. Navarro        44             Director of Food and Beverage
Ramon David                49             President of Chicago Pizza
                                          Northwest, Inc.
Alan S. Rodomsky           51             Director of Northwest Operations
Peter N. Rogers            40             Director of Southern California
                                          Operations

     R. DEAN GERRIE has served as Vice President of Marketing and Design since January 1997. Previously, Mr. Gerrie served as President/Creative Director with Guzman Gerrie Advertising from 1980 to 1989 and as principal of Dean Gerrie Design, a corporate identity and marketing consultancy, from 1989 to 1997. Mr. Gerrie studied economics/business administration at the University of California, Berkeley, design at California State University,

Long Beach and taught as an adjunct professor at the Southern California Institute of the Arts from 1994 to 1997.

     SALVADOR A. NAVARRO has served as the Director of Food and Beverage for the Company since 1995. He brings to his position more than 20 years of experience in the food and beverage industry. Before joining Chicago Pizza & Brewery, Mr. Navarro was Central Operations Manager for Knott's Berry Farm in Buena Park, CA. Prior to that, he spent 14 years as Director of Food and Beverage for Southwest Foods, Inc.'s Claim Jumper Restaurants. Mr. Navarro was instrumental in the expansion of BJ's menu.

     RAMON DAVID came to Chicago Pizza & Brewery, Inc. after 30 years of service with Pietro's Corporation, former owner and operator of Pietro's restaurants. Chicago Pizza bought the Pietro's chain in 1995. Mr. David is the current President of Chicago Pizza Northwest, Inc., a Washington corporation and wholly owned subsidiary of Chicago Pizza & Brewery, Inc. He also serves as Chicago Pizza's Director of Human Resources, the same post he held with Pietro's. Mr. David has a Bachelor's Degree from the University of Oregon and is certified as a senior professional in human resources.

     ALAN S. RODOMSKY, Director of Pacific Northwest operations, came to Chicago Pizza & Brewery, Inc. in 1998 with more than 21 years of experience in the restaurant industry. Before joining Chicago Pizza, Mr. Rodomsky was general manager for the 10,000 square food Champps Americana restaurant and sports bar in Irvine, CA. There he oversaw a staff of 175 employees and 10 managers producing annual sales of more than $5.5 million. Mr. Rodomsky also has supervised 75 restaurants and 3 district managers as a Regional Manager for Subway restaurants, was a district manager for the casual dining Olga's Kitchen chain and began his career with Marriott's Roy Rogers concept. Mr. Rodomsky holds a Bachelor of Arts Degree from Northland College and has completed graduate work from the University of Miami.

     PETER N. ROGERS has been Director of Southern California Operations for Chicago Pizza & Brewery, Inc. since 1998. He has spent nearly two decades in the restaurant industry, starting out as a waiter at El Gato Gordo in Redlands, CA. Mr. Rogers considers his ownership of the Match Point Bar and Grill in Redlands the best previous professional experience of his career. More recently, he served as regional manager for Country Harvest Restaurants, where he was responsible for six restaurants with annual sales of $12 million. Before Country Harvest, he was regional director of operations for Specialty Restaurants, overseeing eight restaurant concepts with annual sales of $26 million. Mr. Rogers has a Bachelor of Arts Degree in Business Administration from California State University San Bernardino.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company.

Copies of these filings are required to be furnished to the Company.

     Based on a review of the copies of such forms furnished to the Company and representations from the Company's executive officers and certain directors, the Company believes all filings were made on a timely basis.


ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning compensation of the Chief Executive Officer and each executive officer of the Company whose salary and bonus compensation was at least $100,000 in the fiscal year ended December 31, 1998:


                             SUMMARY COMPENSATION TABLE


                                                     ANNUAL COMPENSATION
                                              --------------------------------   --------------------
                                                                  OTHER ANNUAL
NAME AND PRINCIPAL POSITION(1)   YEAR         SALARY       BONUS  COMPENSATION   STOCK OPTION GRANTS
------------------------------   ----         ------       -----  ------------   -------------------
Paul A. Motenko
Chief Executive Officer,
Vice President, Secretary        1998       $141,900      $25,000   $10,955(2)           -0-
and Chairman of the              1997       $137,975      $  -0-    $ 8,188(3)           -0-
Board.................           1996       $127,077      $  -0-    $ 9,747(4)           -0-

Jeremiah J. Hennessy
President, Chief
Operating Officer,               1998       $141,900      $25,000   $11,569(5)           -0-
Chief Financial Officer          1997       $137,975      $  -0-    $ 7,877(6)           -0-
and Director..........           1996       $127,077      $  -0-    $ 9,319(7)           -0-

R. Dean Gerrie                   1998       $125,000      $  -0-    $13,056(8)         75,000
Vice President                   1997       $125,000      $  -0-    $ 4,716(9)           -0-
 ......................           1996       $    -0-      $  -0-    $  -0-               -0-



(1) No other executive officer received salary and bonuses in excess of $100,000 in 1998.

(2) The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $7,056) and life insurance/disability insurance (approximately $3,899).

(3) The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $6,805) and life insurance (approximately $1,383).

(4) The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $8,608) and life insurance (approximately $1,139).

(5) The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $7,056) and life insurance/disability insurance (approximately $4,513).

(6) The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $6,494) and life insurance (approximately $1,383).

(7) The amount shown above is the estimated value of perquisites and other personal benefits including health insurance (approximately $8,180), and life insurance (approximately $1,139).

(8) The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $7,056) and auto allowance (approximately $6,000).

(9) The amount shown above is the estimated value of perquisites and other personal benefits including health insurance (approximately $4,716).


                               OPTION GRANTS IN 1998

The following table sets forth information concerning stock options that were granted in 1998 to the officers named in the Summary Compensation Table:





                                          % of Total
                                           Options
                                          Granted to
                            Options       Employees        Exercise
        Name              Granted(1)      in 1998(2)       Price(3)     Expiration Date
        ----              ----------      ----------       ---------    ---------------

Paul A. Motenko                  -0-        0.00%             ---             ---
Jeremiah J. Hennessy             -0-        0.00%             ---             ---
R. Dean Gerrie                75,000       54.95%            $1.875          1/27/08




----------------------------

(1) The amounts in the table represent shares of the Company's common stock covered by stock options granted to the named individual under the Company's Stock Option Plan.

(2) The number of shares of Company common stock covered by the options granted to the named individual during the last completed fiscal year of the Company equals the percentage set forth below of the total number of shares of the Company's common stock covered by all options granted by the Company to employees of the Company during such year.

(3) The exercise price is the market price of the common stock of the Company on the date of grant.


             OPTION EXERCISES IN FISCAL 1998 AND YEAR-END OPTION VALUES

     The following table sets forth information concerning stock options which were exercised during, or held at the end of, 1998 by the officers named in the Summary Compensation Table:


                     OPTION EXERCISES AND YEAR-END VALUE TABLE



                                                                Number of                   Value of Unexercised
                            Shares                         Unexercised Options              In-the-Money Options
                           Acquired                          at Fiscal Year End              at Fiscal Year End(1)
                              on          Value        -----------------------------    -----------------------------
          Name             Exercise     Realized       Exercisable     Unexercisable    Exercisable     Unexercisable
          ----             --------     --------       -----------     -------------    -----------     -------------
Paul A. Motenko               -0-          -0-            -0-               -0-            -0-               -0-
Jeremiah J. Hennessy          -0-          -0-            -0-               -0-            -0-               -0-
R. Dean Gerrie                -0-          -0-          50,000            25,000           -0-               -0-
------------------

(1) Common Stock valued at $1.25 per share, the last reported sales price of the Company's Common Stock on April 26, 1999.


EMPLOYMENT AGREEMENTS

     The Company entered into identical eight-year term employment agreements with Paul Motenko and Jeremiah J. Hennessy (sometimes referred to herein as the "Executives"), effective as of March 25, 1996. Pursuant to such agreements, Messrs. Motenko and Hennessy are each to receive annual cash compensation of $135,000, subject to escalation annually in accordance with the Consumer Price Index (the "CPI"). In addition, Messrs. Motenko and Hennessy's employment agreements entitle each of them to receive two annual bonuses based on the Company's financial performance, one for attainment of specified earnings before interest, amortization, depreciation and income taxes ("EBITDA"), and one for attainment of specified pre-tax income.

     The EBITDA bonus would entitle Messrs. Motenko and Hennessy each to receive the following amounts if the following EBITDA amounts are attained for each fiscal year during the term of their respective employment agreements:


          EBITDA                                  Cumulative Cash Bonus
          ------                                  ---------------------
          $2,000,000                                   $25,000
          $3,000,000                                   $35,000
          $6,000,000                                   $80,000
          $9,000,000                                   $150,000


     The pre-tax income bonus would entitle each of Messrs. Motenko and Hennessy to receive the following amounts if the following pre-tax income amounts (as determined by the Company's independent public accountants in accordance with
GAAP) are attained for each fiscal year during the term of their respective employment agreements, commencing with the fiscal year ending December 31, 1997.

          Pre-Tax
          Income                                       Cumulative Cash Bonus
          ------                                       ---------------------
          $2,000,000                                         $25,000
          $4,000,000                                         $75,000
          $8,000,000                                         $150,000

     The pre-tax income levels required to receive each bonus level for each fiscal year following the 1997 fiscal year are increased by 20% per year.

     Pursuant to their respective employment agreements, Messrs. Motenko and Hennessy are each entitled to certain other fringe benefits including use of a Company automobile or automobile allowance, life insurance coverage, disability insurance, family health insurance and the right to participate in the Company's customary executive benefit plans. Messrs. Motenko and Hennessy's employment agreements further provide that following the voluntary or involuntary termination of their employment by the Company, each of them is entitled to two demand registration rights with respect to the Common Stock held by or issuable to him. Upon the occurrence of any Termination Event (as hereinafter defined), the Company has the right to terminate Mr. Motenko and Mr. Hennessy. Upon any such termination, Mr. Motenko or Mr. Hennessy, as the case may be, will be entitled to receive all amounts payable by the Company under his respective employment agreement to the date of termination. If the Company terminates the employment agreement for a reason other than the occurrence of a Termination Event or if Mr. Motenko or Mr. Hennessy terminates the employment agreement because of a breach by the Company of its obligations thereunder or for Good Reason (as hereinafter defined), Mr. Motenko or Mr. Hennessy, as the case may be, will be entitled to receive any and all payments and benefits which would have been due to him by the Company up to and including March 24, 2004 or any extension thereof had he not been terminated and any and all damages resulting therefrom.

     "Termination Event" means any of the following: (i) the willful and continued failure by the Executive to substantially perform his duties under the Employment Agreement (other than any such failure resulting from the Executive's incapacity due to physical or mental illness) after demand for substantial performance is delivered by the Company specifically identifying the manner in which the Company believes the Executive has not substantially performed his duties;

(ii) the Executive being convicted of a crime constituting a felony; (iii) the Executive intentionally committing acts or failing to act, either of which involves willful malfeasance with the intent to maliciously harm the business of the Company; (iv) the Executive's willful violation of the confidentiality provisions under the Employment Agreement; or (v) death or physical or mental disability which results in the inability of the Executive to perform the required services for an aggregate of 180 calendar days during any period of 12 consecutive months. No act, or failure to act, on the Executive's part shall be considered "willful" unless intentionally done, or intentionally omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of the Company. Notwithstanding the foregoing, a Termination Event shall not have been deemed to have occurred unless and until there shall have been delivered to the Executive a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to the Executive and an opportunity for him, together with his counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive conducted, or failed to conduct, himself in a manner set forth above in clauses (i)-(iv), and specifying the particulars thereof in detail.

     For purposes of the Employment Agreement, "Good Reason" shall mean (i) any removal of the Executive from, or any failure to re-elect the Executive to his current office except in connection with termination of the Executive's employment for disability; provided, however, that any removal of the Executive from, or any failure to re-elect the Executive to his current office (except in connection with termination of the Executive's employment for disability) shall not diminish or reduce the obligations of the Company to the Executive under the employment agreement; (ii) a reduction of ten percent (10%) or more in the Executive's then current base salary; (iii) any failure by the Company to comply with any of its obligations to the Executive under the employment agreement;
(iv) for any reason within 120 days following a Change of Control (as defined in the employment agreement); or (v) the failure of the Company to obtain the assumption of the employment agreement by any successor to the Company, as provided in the employment agreement.

     Under the terms of the Employment Agreement, the acquisition by Alex Meruelo and La Pizza Loca, Inc. of more than 15% of the outstanding Common Stock of the Company and the subsequent acquisition by ASSI, Inc. of more than 15% of the outstanding Common Stock of the Company each constituted a Change of Control of the Company that entitled each of Mr. Motenko and Hennessy to resign and receive payment for all compensation due through the termination date in 2004. Messrs. Motenko and Hennessy have waived such rights with respect to the acquisition by ASSI, Inc. but have not done so with respect to any acquisition(s) by Alex Meruelo and La Pizza Loca, Inc.


COMPENSATION OF DIRECTORS

     The Company pays each non-employee director an annual fee of $1,000, plus $750 per board meeting attended in person, $400 per telephonic board meeting over 30 minutes, $200 per telephonic board meeting under 30 minutes, $500 per committee meeting in person, $300 per telephonic committee meeting over 30 minutes, and $100 per telephonic committee meeting under 30 minutes. In addition, the Company grants annual stock options to its non-employee directors for each year of service, exercisable for 10,000 shares of common stock.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1999 by (a) each director of the Company, (b) each executive officer identified in the Summary Compensation Table, (c) all executive officers and directors of the Company as a group and (d) each person known by the Company to be the beneficial owner of 5% or more of the outstanding shares of Common Stock.

                                           SHARES BENEFICIALLY OWNED(1)
                                        --------------------------------------
                                         NUMBER
NAME AND ADDRESS (2)                    OF SHARES(3)    PERCENTAGE OF CLASS(3)
--------------------                    ---------       ----------------------
NON-AFFILIATED SHAREHOLDERS:

ASSI, Inc. . . . . . . . . . . . . . .   1,250,000(4)               16.32%
   5075 Spyglass Hill Dr.
   Las Vegas, NV 89122
Norton Herrick . . . . . . . . . . . .     700,000(5)                8.56%
   2295 Corporate Blvd., Northwest
   Boca Raton, FL 33431
Alex Meruelo . . . . . . . . . . . . .     866,000(6)               11.31%
   7920 Orangethorpe Avenue
   Buena Park, CA 90620

OFFICERS AND DIRECTORS:

Paul A. Motenko. . . . . . . . . . . .     680,357                   8.88%
Jeremiah J. Hennessy . . . . . . . . .     661,357                   8.64%
Alexander M. Puchner . . . . . . . . .      55,684(7)                 .72%
Barry J. Grumman . . . . . . . . . . .      62,500(8)                 .81%
Stanley B. Schneider . . . . . . . . .      47,500(9)                 .62%
Steven  F. Mayer . . . . . . . . . . .      22,500(9)                 .29%
Ernest T. Klinger. . . . . . . . . . .      22,500(9)                 .29%
R. Dean Gerrie . . . . . . . . . . . .      50,000(10)                .65%
All directors and executive officers as
 a group (8 persons) . . . . . . . . .   1,602,398                  20.40%


----------------------------

(1) The persons named in the table, to the Company's knowledge, have sole voting and sole investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder. The share ownership information contained in this table is based upon information supplied by directors and executive officers and, with respect to each of ASSI, Inc.,

Alex Meruelo and La Pizza Loca, Inc., upon public filings with the Securities and Exchange Commission and information provided by the Company's transfer agent.

(2) The address of the officers and directors of the Company is at the Company's principal executive offices at 26131 Marguerite Parkway, Suite A, Mission Viejo, California 92692.

(3) Shares of Common Stock which a person had the right to acquire within 60 days are deemed outstanding in calculating the percentage ownership of the person, but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants or options issued by the Company which are not exercisable within 60 days from the date hereof. Percentage of beneficial ownership is based on 7,658,321 shares of Common Stock outstanding as of March 31, 1999.

(4) Consists of 1,250,000 shares held of record by ASSI, Inc., a Nevada corporation that is owned and controlled by Louis Habash whose address is the same as that of ASSI, Inc.

(5) Consists of 185,000 shares of Common Stock and 515,000 Special Warrants held by Norton Herrick, exercisable for $5.50 per share and expiring on April 8, 2002. See "Certain Relationships and Related Transactions."

(6) Consists of 525,000 shares owned of record by Mr. Meruelo and 341,000 shares owned of record by La Pizza Loca, Inc., an entity owned and controlled by Mr. Meruelo whose address is the same as Mr. Meruelo's.

(7) Consists of 55,684 shares of Common Stock purchasable upon exercise of options.

(8) Consists of 10,000 shares of Common Stock which are held in a Professional Corporation Money Purchase Plan of which Mr. Grumman is the beneficiary and 30,000 shares of Common Stock held in a joint account by Mr. and Mrs. Barry Grumman, and 22,500 shares of Common Stock purchasable upon exercise of options.

(9) Consists of 22,500 shares of Common Stock purchasable upon exercise of options.

(10) Consists of 50,000 shares of Common Stock purchasable upon exercise of options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PIETRO'S ACQUISITION AND RELATED TRANSACTIONS

     On March 29, 1996, the Company acquired 26 restaurants, eight of which were subsequently sold, located in Washington and Oregon by providing the funding for a plan of reorganization filed with the U.S. Bankruptcy Court by Pietro's Corporation, a Washington state corporation (the "Pietro's Acquisition.") In order to finance the Pietro's Acquisition, on February 20, 1996, the Company sold to ASSI, Inc. and to Mr. Norton Herrick for $2,000,000 and $1,000,000, respectively, certain convertible notes (the "Convertible Notes") pursuant to certain note purchase agreements (the "Note Purchase Agreements") with substantially similar terms. Under the Note Purchase Agreements, the Company issued to each of ASSI, Inc. and to Mr. Herrick, Convertible Notes in the principal amounts of $2,000,000 and $1,000,000, respectively, which Convertible Notes, plus accrued interest thereon, both converted simultaneously with the closing of the Offering. The Convertible Note, plus accrued interest thereon, issued to ASSI, Inc. converted into 500,000 shares of Common Stock and into warrants to purchase 3,000,000 shares of Common Stock (together with the 200,000 warrants granted to ASSI, Inc. pursuant to the consulting agreements described below, the "ASSI Warrants"). The Convertible Note, plus accrued interest thereon, issued to Mr. Herrick converted into 250,000 shares of Common Stock and into warrants (the "Herrick Warrants") to purchase 1,500,000 shares of Common Stock (the ASSI Warrants and the Herrick Warrants are collectively referred to herein as the "Special Warrants"). The outstanding Special Warrants are each exercisable for $5.50 per share and expire on April 8, 2002. In addition, in connection with the above financing, the Company agreed subject to the terms of the Note Purchase Agreements, to use its best reasonable efforts to cause one individual designated by each of ASSI, Inc.and Mr. Norton Herrick to be elected to the Board of Directors of the Company or to have such selected individuals attend all meetings of the Board of Directors as non-voting advisors. ASSI, Inc.'s nominee to the Board of Directors of the Company was Mr. Ernest T. Klinger in 1997. During 1997 ASSI, Inc. relinquished its right to nominate a board member or advisor. Mr. Herrick's current nominee to the Board of Directors is Mr. Steven Mayer. Mr. Herrick's right to designate a board member or advisor expired in March of 1999.

     On February 20, 1996, the Company entered into a consulting agreement with ASSI, Inc. regarding the Pietro's Acquisition (the "Pietro's Consulting Agreement"). Under this Agreement, ASSI, Inc. agreed to advise the Company in connection with the reconstruction, expansion, marketing and strategic development of the restaurants acquired from Pietro's. In consideration for such services, the Company agreed to pay to ASSI, Inc. an annual fee equal to 5% of Net Profits (as defined in such agreement) of the restaurants acquired under the plan of reorganization and retained by the Company. No annual fee was required or paid during 1998. As additional consideration for the consulting services, the Company issued to ASSI, Inc. an additional aggregate of 100,000 Special Warrants to purchase shares of common stock of the Company. The Pietro's Consulting Agreement was terminated by ASSI, Inc. and the Company effective March 1, 1999.

     On February 20, 1996, the Company entered into a consulting agreement with ASSI, Inc. (the "Vegas Consulting Agreement") pursuant to which ASSI, Inc. agreed to advise the Company with site selection and marketing and development strategy for penetrating the Las Vegas, Nevada market. In consideration for such services, the Company agreed to pay to ASSI, Inc. an annual fee equal to 10% of Net Profits (as defined in such agreement of any acquired

Las Vegas restaurants. As additional consideration for the consulting services, the Company issued to ASSI, Inc. an additional 100,000 Special Warrants. The Vegas Consulting Agreement terminates on December 31, 2000. The Vegas Consulting Agreement was terminated by ASSI, Inc. and the Company effective March 1, 1999.

1999 PRIVATE PLACEMENT WITH ASSI, INC.

     In March 1999, the Company sold, through a private placement, 1,250,000 shares of its Common Stock to ASSI, Inc. (the "ASSI Transaction") in exchange for a cash payment of $1,000,000, the termination of each of the Pietro's Consulting Agreement and the Vegas Consulting Agreement, a release of any claims that ASSI and its affiliates may have had against the Company or its affiliates relating to the consulting agreements and prior investments by ASSI, Inc. and its affiliates in the Company. In addition, ASSI, Inc. agreed to the cancellation of the 3.2 million Special Warrants owned by it. The shares sold by the Company to ASSI are subject to restrictions on resale including a right of first refusal in favor of the Company or its designees. As an additional part of the consideration for the common stock, ASSI, Inc. and Louis Habash, the controlling shareholder of ASSI, Inc. agreed to finance or guarantee financing of potential future development projects of the company, subject to project pre-commitment approval, and agreed to cooperate in connection with any gaming or licensing applications or proceedings involving the Company. In connection with its investment, ASSI, Inc. received certain demand and piggyback registration rights as well as a commitment from the Company to use its best efforts to have two of the Company's directors be persons designated by ASSI, Inc. and to cause each of such designees to be included in the slate of director nominees for election at each annual meeting of shareholders occurring prior to March 2002. ASSI, Inc. also received a commitment from Paul Motenko and Jeremiah Hennessy, the Company's principal executive officers, to vote their shares of common stock in favor of ASSI, Inc's board nominees in certain circumstances. Such rights terminate at such time as ASSI, Inc. and its affiliates no longer own at least 5 percent of the company's outstanding common stock.

     Management believes that the transactions with the officers and/or shareholders of the Company and their affiliates were made in terms no less favorable than would have occurred with unaffiliated third parties. The Company has adopted a policy not to engage in transactions with officers, directors, principal shareholders or affiliates of any of them unless such actions have been approved by a majority of the disinterested directors and are upon terms no less favorable to the Company than could be obtained from an unaffiliated third party in an arms length transaction.

                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CHICAGO PIZZA & BREWERY, INC.

                              By: /s/PAUL A. MOTENKO
                                 -------------------------
                                 Paul A. Motenko,
                                 Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                     CAPACITY                                   DATE
---------                     --------                                   -----
By: /s/PAUL A. MOTENKO        Director, Chief Executive Officer,      April 30, 1999
--------------------------    Chairman of the Board and Vice-
Paul A. Motenko               President and Secretary

By: /s/JEREMIAH J. HENNESSY   President, Chief Operating              April 30, 1999
---------------------------   Officer, Chief Financial Officer,
Jeremiah J. Hennessy          Principal Accounting Officer and
                              Director

By: /s/ALEXANDER M. PUCHNER   Vice President of Brewing               April 30, 1999
---------------------------   Operations and Director
Alexander M. Puchner

By: /s/BARRY J. GRUMMAN       Director                                April 30, 1999
---------------------------
Barry J. Grumman
