Form 10-Q
period 1999-03-31
CHICAGO PIZZA & BREWERY INC
filed 1999-05-14
CIK 1013488

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE
       ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _______________ TO ______

                        COMMISSION FILE NUMBER 0-21423

                         CHICAGO PIZZA & BREWERY, INC.
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                          33-0485615
 (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)           Identification Number)

                           26131 MARGUERITE PARKWAY
                                    SUITE A
                        MISSION VIEJO, CALIFORNIA 92692
      (Address and zip code of Registrant's principal executive offices)

                                (949) 367-8616
              (Registrants telephone number, including area code)



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

As of April 30, 1999, there were 7,658,321 shares of Common Stock of the Registrant outstanding and 8,884,584 Redeemable Warrants of the Registrant outstanding.

                CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                                                                      PAGE
                                                                      ----
PART I.    FINANCIAL INFORMATION

Item   1.         Consolidated Financial Statements                     1

     Consolidated Balance Sheets -
          March 31, 1999 (Unaudited) and December 31, 1998              1

     Unaudited Consolidated Statements of  Operations -
          Three Months Ended March 31, 1999 and
          Three Months Ended March 31, 1998                             2

     Unaudited Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1999 and
          Three Months Ended March 31, 1998                             3

     Notes to Consolidated Financial Statements                         4

Item  2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      5

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     9


PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings                                           9

Item 2.     Changes in Securities and Use of Proceeds                  10

Item 3.     Defaults Upon Senior Securities                            10

Item 4.     Submission of Matters to a Vote of
              Security Holders                                         10

Item 5.     Other Information                                          10

Item 6.     Exhibits and Reports on Form 8-K
11


     SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL INFORMATION

                                CHICAGO PIZZA & BREWERY, INC.
                                 CONSOLIDATED BALANCE SHEETS


                                                                  MARCH 31,     DECEMBER 31,
                                                                     1999           1998
                                                                 (UNAUDITED)
                                                                 ------------  --------------
ASSETS:
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $ 2,415,122   $   1,490,705
Accounts receivable . . . . . . . . . . . . . . . . . . . . . .      124,447         175,712
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .      368,808         345,874
Prepaids and other current assets . . . . . . . . . . . . . . .      162,226         295,176
                                                                 ------------  --------------

Total current assets. . . . . . . . . . . . . . . . . . . . . .    3,070,603       2,307,467

Property and equipment, net . . . . . . . . . . . . . . . . . .   10,507,157       9,567,604

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .      354,266         352,916
Intangible assets, net. . . . . . . . . . . . . . . . . . . . .    5,325,028       5,366,722
                                                                 ------------  --------------

Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $19,257,054   $  17,594,709
                                                                 ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $ 1,373,157   $   1,130,691
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .    1,425,926       1,286,539
Current portion of notes payable to related parties . . . . . .      329,227         339,727
Current portion of long-term debt . . . . . . . . . . . . . . .      356,483         210,367
Current portion of obligations under capital lease. . . . . . .      133,970         135,809
                                                                 ------------  --------------

Total current liabilities . . . . . . . . . . . . . . . . . . .    3,618,763       3,103,133

Notes payable to related parties. . . . . . . . . . . . . . . .    1,641,015       1,718,954
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .      839,015         355,313
Obligations under capital lease . . . . . . . . . . . . . . . .      138,991         167,219
Other liabilities . . . . . . . . . . . . . . . . . . . . . . .      118,857         122,099
                                                                 ------------  --------------

Total liabilities . . . . . . . . . . . . . . . . . . . . . . .    6,356,641       5,466,718
                                                                 ------------  --------------

Minority interest in partnership. . . . . . . . . . . . . . . .      244,696         235,040
                                                                 ------------  --------------

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued
    or outstanding
Common stock, no par value, 60,000,000 shares authorized;
   7,658,321 and 6,408,321,shares issued and outstanding as of
   March 31, 1999 and December 31, 1998, respectively . . . . .   16,076,132      15,039,646
Capital surplus . . . . . . . . . . . . . . . . . . . . . . . .    1,036,029       1,196,029
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (4,456,444)     (4,342,724)
                                                                 ------------  --------------

Total shareholders' equity. . . . . . . . . . . . . . . . . . .   12,655,717      11,892,951
                                                                 ------------  --------------

Total liabilities and shareholders' equity. . . . . . . . . . .  $19,257,054   $  17,594,709
                                                                 ============  ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                         CHICAGO PIZZA & BREWERY, INC.

                     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FOR THE THREE
                                                                MONTHS ENDED MARCH 31,
                                                               ------------------------
                                                                  1999         1998
                                                               -----------  -----------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $8,092,403   $6,888,256
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .   2,224,396    2,012,326
        Gross profit. . . . . . . . . . . . . . . . . . . . .   5,868,007    4,875,930

Costs and expenses:
Labor and benefits. . . . . . . . . . . . . . . . . . . . . .   2,977,630    2,500,720
Occupancy . . . . . . . . . . . . . . . . . . . . . . . . . .     709,223      593,506
Operating expenses. . . . . . . . . . . . . . . . . . . . . .     907,763      872,411
Preopening costs. . . . . . . . . . . . . . . . . . . . . . .     195,202
General and administrative. . . . . . . . . . . . . . . . . .     663,694      593,209
Depreciation and amortization . . . . . . . . . . . . . . . .     354,205      452,445
                                                               -----------  -----------
Total cost and expenses . . . . . . . . . . . . . . . . . . .   5,807,717    5,012,291
                                                               -----------  -----------
        Income (loss) from operations . . . . . . . . . . . .      60,290     (136,361)

Other income (expense):
Interest expense, net . . . . . . . . . . . . . . . . . . . .     (57,331)     (34,664)
Other income, net . . . . . . . . . . . . . . . . . . . . . .         768        9,249
                                                               -----------  -----------
        Total other income (expense). . . . . . . . . . . . .     (56,563)     (25,415)
                                                               -----------  -----------
        Income (loss) before minority interest, income taxes
                and change in accounting. . . . . . . . . . .       3,727     (161,776)

Minority interest in partnership. . . . . . . . . . . . . . .      (9,657)     (16,925)
                                                               -----------  -----------
        Loss before income taxes and change
                in accounting . . . . . . . . . . . . . . . .      (5,930)    (178,701)
Income tax expense. . . . . . . . . . . . . . . . . . . . . .      (1,615)        (800)
                                                               -----------  -----------
        Loss before change in accounting. . . . . . . . . . .      (7,545)    (179,501)
Cumulative effect of change in accounting . . . . . . . . . .    (106,175)
                                                               -----------   ----------
        Net loss. . . . . . . . . . . . . . . . . . . . . . .   ($113,720)   ($179,501)
                                                               ===========   ==========
Net loss per share:
        Basic and dilutive:
Loss before cumulative effect of change in accounting . . . .      ($0.00)      ($0.03)
Cumulative effect of change in accounting . . . . . . . . . .      ($0.02)
                                                               -----------   ----------
        Net loss. . . . . . . . . . . . . . . . . . . . . . .      ($0.02)      ($0.03)
                                                               ===========   ==========

Weighted average number of shares outstanding:
        Basic . . . . . . . . . . . . . . . . . . . . . . . .   6,824,988    6,408,321
                                                               ===========  ===========

        Dilutive. . . . . . . . . . . . . . . . . . . . . . .   6,824,988    6,408,321
                                                               ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         CHICAGO PIZZA & BREWERY, INC.

                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   FOR THE THREE
                                                               MONTHS ENDED MARCH 31,
                                                             -------------------------
                                                                 1999         1998
                                                             ------------  -----------
Cash flows provided by (used in) operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .    ($113,720)   ($179,501)
Adjustments to reconcile net loss to net cash
      provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . .      354,205      452,445
Change in accounting principle. . . . . . . . . . . . . . .      106,175
Minority interest in partnership. . . . . . . . . . . . . .        9,657       16,925
Changes in assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . .       51,265      (13,053)
    Inventory . . . . . . . . . . . . . . . . . . . . . . .      (22,934)      20,228
    Prepaids and other current assets . . . . . . . . . . .     (125,825)      15,196
    Other assets. . . . . . . . . . . . . . . . . . . . . .       (3,558)       7,579
    Accounts payable. . . . . . . . . . . . . . . . . . . .      242,465      108,517
    Accrued expenses. . . . . . . . . . . . . . . . . . . .      139,387       38,351
    Other liabilities . . . . . . . . . . . . . . . . . . .       (3,242)      (3,242)
                                                             ------------  -----------
       Net cash provided by operating activities. . . . . .      633,875      463,445
                                                             ------------  -----------
Cash flows used in investing activities:
Purchases of equipment. . . . . . . . . . . . . . . . . . .   (1,220,770)    (629,835)
                                                             ------------  -----------

Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock. . . . . . . . . . . . .    1,000,000
Equipment loan proceeds . . . . . . . . . . . . . . . . . .      699,604
Payments on related party debt. . . . . . . . . . . . . . .      (88,439)     (81,459)
Payments on debt. . . . . . . . . . . . . . . . . . . . . .      (69,786)     (73,079)
Capital lease payments. . . . . . . . . . . . . . . . . . .      (30,067)     (33,825)
                                                             ------------  -----------

       Net cash provided by (used in) financing activities.    1,511,312     (188,363)
                                                             ------------  -----------

       Net increase (decrease) in cash and cash equivalents      924,417     (354,753)

Cash and cash equivalents, beginning of period. . . . . . .    1,490,705    1,705,349
                                                             ------------  -----------

Cash and cash equivalents, end of period. . . . . . . . . .  $ 2,415,122   $1,350,596
                                                             ============  ===========

    The accompanying notes are an integral part of these consolidated financial statements.

                         CHICAGO PIZZA & BREWERY, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC on Form 10-KSB for the year ended December 31, 1998. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB. The accompanying consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements.


ORGANIZATION

     Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") owns and operates, as of March 31, 1999, 27 restaurants located in Southern California, Oregon, Washington and Colorado and an interest in one restaurant in Lahaina, Maui. Each of these restaurants is operated as either a BJ's Pizza, Grill & Brewery, BJ's Pizza & Grill, BJ's Pizza & Grill - OTC or a Pietro's Pizza
restaurant.       The menu at the BJ's restaurants feature BJ's award-winning, signature deep-dish pizza, BJ's own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The four BJ's Pizza, Grill & Brewery restaurants feature in-house brewing facilities where BJ's hand-crafted beers are produced. The two BJ's Pizza & Grill - OTC restaurants have a limited menu and service level. The ten Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

     During the first quarter of 1999, the Company opened its latest BJ's Pizza & Grill restaurant in Arcadia, California. In April 1999, the Company opened its fifth BJ's Pizza, Grill & Brewery in Woodland Hills, California.


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

RECENTLY ISSUED ACCOUNTING STANDARDS

     As had been the practice of many restaurant entities, the Company previously deferred its restaurant preopening costs and amortized them over the twelve-month period following the opening of each new restaurant. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position 98-5 (SOP 98-5), Accounting for the Costs of Start-Up Activities. SOP 98-5 requires all costs of start-up activities that are not otherwise capitalizable as long-lived assets to be expensed as incurred. The Company adopted SOP 98-5 during the first quarter of 1999. This new accounting standard will accelerate the Company's recognition of costs associated with the opening of new restaurants but will benefit the post-opening results of new restaurants. The Company's total deferred preopening costs were $106,175 at January 1, 1999. As provided by SOP 98-5, the Company wrote off the balance of deferred preopening costs during the first quarter of 1999.

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

LONG-TERM  EQUIPMENT  LOAN

     In January 1999, the Company completed an agreement with a lender to provide equipment financing up to $1,000,000 for equipment and furnishings required in the Arcadia, Woodland Hills and other restaurant developments. The note has a term of eighty-four months, and the interest rate is fixed at the time of funding; to date funds provided for equipment financing under this facility have been at effective interest rates ranging from 11.63% to 13.68%. Amounts borrowed are secured by the financed equipment and additional equipment and property owned by the Company up to the amount of the loan balance. At March 31, 1999, The outstanding principal balance under the borrowing agreement was $687,428.

PRIVATE PLACEMENT

     In March 1999, the Company sold, through a private placement, 1,250,000 shares of its common stock to ASSI, Inc. (the "ASSI Transaction") in exchange for a cash payment of $1,000,000, the termination of two consulting agreements, cancellation of 3.2 million of the Company's redeemable warrants held by ASSI, Inc. and the agreement by ASSI, Inc. and its sole stockholder to finance future Company development projects subject to pre-commitment approval. The Company also has the right of first refusal to repurchase the shares of its common stock, in the event the shareholder decides to sell such shares.

     A lawsuit was filed by La Pizza Loca, Inc. and its controlling stockholder to rescind the ASSI Transaction. The Company was successful in defending against an injunction to stop the ASSI transaction, and La Pizza Loca, Inc. dropped its lawsuit to rescind the private placement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's prospectus dated October 8, 1996 (the "Prospectus") including, without limitation: (i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California and current concentration in the Northwest, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages, including without limitation the recent increase in minimum wage, (vii) consumer trends, (viii) potential uninsured losses and liabilities, (ix) trademark and servicemark risks, (x) year 2000 risk issues, and (xi) other general economic and regulatory conditions and requirements.

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 1999 Compared to Three-Month Period Ended March 31, 1998.

     Revenues. Total revenues for the three month period ended March 31, 1999 increased to $8,092,000 from $6,888,000 for the comparable period in 1998, an increase of $1,204,000 or 17.5%. The increase is primarily the result of:

The opening of the Arcadia, California restaurant on January 21, 1999. The Arcadia restaurant generated revenues of $694,000 during the period from opening through March 31, 1999.

An increase in same store sales at the BJ's restaurants open both periods of $465,000 or 9.1%. Management believes this increase was due to (i) an increase in customer counts, and (ii) an increase in check averages produced by a price increase implemented in late May 1998 and the implementation of more effective suggestive selling techniques at the restaurants.

An increase in same store sales at the Pietro's restaurants converted and operated as BJ's restaurants for all of the three month period ended March 31, 1999 and operated as Pietro's for a part or all of the comparable period in 1998 of $83,000 or 27.4%.

An increase in revenues at the restaurants operated as Pietro's for both periods of $49,000 or 3.6%.

     The  above-described  increases  in revenues were partially offset by the
closing  of  one  of  the    Pietro's  restaurants  in  April  1998.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $2,224,000 for the three month period ended March 31, 1999 from $2,012,000 for the comparable period in 1998, an increase of
$212,000 or 10.5%. However, as a percentage of revenues, cost of sales decreased to 27.5% during the 1999 period from 29.2% in the 1998 period. The decrease in cost of sales as a percentage of revenues was primarily due to efficiencies achieved at the BJ's restaurants in Southern California, Hawaii, Colorado and Oregon as well as a menu price increase implemented in late May 1998.

     Labor. Labor costs for the restaurants increased to $2,978,000 in the three month period ended March 31, 1999 from $2,501,000 for the comparable period in 1998, an increase of $477,000 or 19.1%. As a percentage of revenues, labor costs increased to 36.8% in the 1999 period from 36.3% in the 1998 period. Management believes the increase in labor costs as a percentage of revenue were primarily due to increases in the federal, California and Oregon minimum wages between the comparable periods of 1999 and 1998. Also contributing to the increase was the planned initial overstaffing of the Arcadia, California restaurant which opened in January 1999.

     Occupancy. Occupancy costs increased to $709,000 during the three month period ended March 31, 1999 from $594,000 during the comparable period in 1998, an increase of $115,000 or 19.4%. As a percentage of revenues, occupancy costs increased to 8.8% in the 1999 period from 8.6% in the 1998 period. The primary reason for the increase in occupancy costs relative to revenues was annual lease escalations offset partially by increases in comparable store sales.

     Operating Expenses. Operating expenses increased to $908,000 during the three month period ended March 31, 1999 from $872,000 during the comparable period in 1998, an increase of $36,000 or 4.1%. However, as a percentage of revenues, operating expenses decreased to 11.2% in the 1999 period from 12.7% in the 1998 period. The primary reasons for the decrease in operating expenses as a percentage of revenues were (i) the increase in same store sales, and (ii) an increased focus on operating the restaurants more efficiently as well as the implementation of improved expense monitoring systems at the BJ's restaurants in Southern California and Oregon. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

     Preopening Costs. During the first quarter of 1999, the company adopted Statement of Position 98-5 (SOP 98-5), Accounting for the Costs of Start-Up Activities, which requires all costs of start-up activities that are not otherwise capitalizable as long-lived assets to be expensed as incurred. The Company previously deferred its restaurant preopening costs and amortized them over the twelve-month period following the opening of each new restaurant.
This new accounting standard accelerates the Company's recognition of costs associated with the opening of new restaurants. The Company wrote off $106,175 as a cumulative effect of change in accounting principle in the first quarter of 1999.

     During the three month period ended March 31, 1999 the Company incurred costs of $195,202 related to the openings of its new restaurants in Arcadia, California and Woodland Hills, California that, under previous accounting standards, would have been capitalized and amortized over a 12-month period. These costs will fluctuate from quarter to quarter, possibly significantly, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process.

     General and Administrative Expenses. General and administrative expenses increased to $664,000 during the three month period ended March 31, 1999 from $593,000 during the comparable period in 1998, an increase of $71,000 or 12.0%. As a percentage of revenues, general and administrative expenses decreased to 8.2% in 1999 from 8.6% during the comparable period of 1998. The increase in general and administrative expenses in total was primarily due to increases in overhead in anticipation of future expansion. The decrease in general and administrative expenses as a percentage of revenues reflects a higher rate of increase in revenues than in overhead expenses.

     Depreciation and Amortization. Depreciation and amortization decreased to $354,000 during the three month period ended March 31, 1999 from $452,000 during the comparable period in 1998, a decrease of $98,000 or 21.7%. The decrease was primarily due to the change in accounting principle from the deferred and amortization of preopening costs to the expensing of those costs as incurred. This factor was partially offset by the increase in depreciation relating to the opening of the Arcadia, California restaurant in January 1999.

     Interest Expense. Interest expense, net of interest income, increased to $57,000 during the three month period ended March 31, 1999 from $35,000 during the comparable period in 1998, an increase of $22,000 or 62.9%. The increase was primarily due to a reduction of interest income experienced as the Company's invested cash was utilized in the renovation and conversion of the Pietro's units and the development of the Arcadia, California and Woodland Hills, California units.

LIQUIDITY  AND  CAPITAL  RESOURCES

     On January 15, 1999, the Company completed a financing agreement with a lender to provide equipment financing up to $1,000,000 for equipment and furnishings required in the Arcadia, Woodland Hills and other restaurant developments. The note has a term of eighty-four months, and the interest rate is fixed at the time of funding; to date funds provided for equipment financing under this facility have been at effective interest rates ranging from 11.63% to 13.68%. Amounts borrowed are secured by the financed equipment and additional equipment and property owned by the Company up to the amount of the loan balance. At March 31, 1999, The outstanding principal balance under the financing agreement was $687,428, and approximately $300,000 of financing under this agreement is still available to the Company for equipment at additional restaurant locations.

     On March 1, 1999, the Company completed the sale of Company Common Stock to ASSI, Inc. The Company issued 1,250,000 common shares to the shareholder in exchange for a cash payment of $1,000,000, the cancellation of 3,200,000 of the Company's Redeemable Warrants and other considerations.

     The Company's operating activities, as detailed in the Consolidated Statement of Cash Flows, provided $634,000 net cash during the three-month period ending March 31, 1999, a $170,000, or 36.6%, increase over the $464,000 generated in the comparable period of 1998. The Company used $1,221,000 to acquire equipment and facilities during the three-month period ending March 31, 1999, compared to the $630,000 used for this purpose during the comparable period of 1999, an increase of $581,000, or 92.2%. These expenditures were required to develop the two new California restaurants. An additional $188,000 was used during the first quarter of 1999 for the repayment of debt and capital lease payments, the same as the amount used for that purpose in the comparable quarter of 1998.

     Cash and cash equivalents increased during the first quarter of 1999 increased to $2,415,000, an increase of $924,000 from the amount at December 31, 1998, the Company's 1998 fiscal year end. This increase, after the acquisition and financing of equipment and facilities, was primarily due to the sale of the Company's Common Stock to an existing shareholder, as discussed in Item 2, "Changes in Securities". The Company currently intends to utilize cash and cash equivalents primarily for the development of additional restaurants, as well as for working capital purposes. Management believes that cash and cash equivalents available at March 31, 1999 and future operating cash flow will be sufficient for the Company to fund its operations and continue to meet its business plan over the next year. However, no assurance can be given that management can successfully implement such objectives. Further, there can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not require additional financing, or that such financing will be available if necessary.

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

YEAR 2000 COMPLIANCE

     The Company has completed a review of its computerized information systems to identify the systems and applications that could be affected by Year 2000 issues. The Company primarily utilizes software and hardware offered by major developers, and periodically purchases upgrades directly from those developers or authorized resellers. The Company's policy since the beginning of 1998 is to seek and purchase upgrades that include from the developer a Year 2000 compliance warranty. To date, the Company has spent approximately $29,000 in upgrading its essential software and hardware.

      As part of their support program, the vendor/developer of the Company's point of sale system recently provided an upgrade to assist the Company in making its POS system Year 2000 compliant. We are in the process of installing this upgrade in our restaurants and assessing the system's ability to handle Year 2000 transactions. Management feels that its main data processing systems are either now or very close to being Year 2000 compliant, and that any additional expenditures will not be significant.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from changes in commodity prices, since many of the food products purchased by the Company are affected by commodity pricing, and, therefore, are vulnerable to unpredictable price fluctuations. Over the recent past, the Company has experienced price volatility in such products as cheese and produce. The Company buys a significant portion of its product from a distributor, and has only minimal forward purchasing agreements with other suppliers. Extreme changes in commodity prices could negatively affect the Company's margins in the short-term.

     Longer term changes in commodity pricing would affect most of the restaurant industry as well as Chicago Pizza & Brewery. The Company most likely would be able to mitigate increased commodity prices by increasing menu prices, thereby passing them through to consumers, and by varying its menu product mix. However, competitive circumstances could limit menu pricing and/or mix strategies, and, in those circumstances, commodity price fluctuations would negatively impact the Company's margins. Management believes, however, that were such circumstances to occur, they would not materially impact the Company's results of operations.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. Punitive damages awards, however, are not covered by the Company's general liability insurance. To date, the Company has not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims or any other actions.

     On February 23, 1999, a lawsuit was filed in the Superior Court of the State of California, County of Orange (Case No. 805978) by La Pizza Loca, Inc. and its controlling stockholder (collectively, "LPL") to prevent the Company from completing the sale of 1,250,000 shares of its Common Stock to ASSI, Inc. The Company was successful in defending against LPL's attempt to obtain an injunction. However, LPL continued to maintain a claim against the Company, its directors and ASSI, Inc. for breach of fiduciary duty and other claims relating to the Company's transactions with ASSI, Inc. In April 1999, LPL dropped its remaining claims against the Company, its directors and ASSI, Inc. without prejudice.


ITEM  2.    CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In March 1999, the Company sold, through a private placement pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, 1,250,000 shares of its Common Stock to ASSI, Inc. (the "ASSI Transaction") in exchange for a cash payment of $1,000,000, the termination of two consulting agreements between Chicago Pizza and Brewery and ASSI, a release of any claims that ASSI and its affiliates may have had against the Company or its affiliates relating to the consulting agreements and prior investments by ASSI and its affiliates in the Company. In addition, ASSI, Inc. agreed to the cancellation of 3.2 million of the Company's Redeemable Warrants. The shares sold by the Company to ASSI are subject to restrictions on resale including a right of first refusal in favor of the Company or its designees. As an additional part of the consideration for the Common Stock, ASSI and Louis Habash, the controlling shareholder of ASSI, agreed to finance or guarantee financing of potential future development projects of the Company, subject to project pre-commitment approval, and agreed to cooperate in connection with any gaming or licensing applications or proceedings involving the Company. In connection with its investment, ASSI received certain demand and piggyback registration rights as well as a commitment from the company to use its best efforts to have two of the Company's directors be persons designated by ASSI and to cause each of such designees to be included in the slate of director nominees for election at each annual meeting of shareholders over the next three years. ASSI also received a commitment from Paul Motenko and Jeremiah Hennessy, the Company's principal executive officers, to vote their shares of Common Stock in favor of ASSI's board nominees in certain circumstances. Such rights terminate at such time as ASSI and its affiliates no longer own at least five percent of the Company's outstanding Common Stock.


ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES

            None.


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

            None.


ITEM  5.    OTHER  INFORMATION

            None.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

            (a)     Exhibits

            3.1 Amended and Restated Articles of Incorporation of the Company, as amended incorporated by reference to the Company's Registration Statement on Form SB-2, effective October 8, 1996 (SEC File No. 333-5182-LA) (referred to herein as the "Registration Statement").

            3.2     Bylaws of the Company, as amended.

            4.1 Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement).

            4.2     Warrant Agreement (incorporated by reference to
                    Exhibit 4.2 of the Registration Statement).

            4.3 Specimen Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registration Statement).

            4.4 Form of Representative's Warrant (incorporated by reference to Exhibit 4.4. of the Registration Statement).

           10.1 Stock Purchase Agreement by and between the Company, ASSI, Inc.and Louis Habash (incorporated by reference to
                    Exhibit 10.15 of the Company's Form 10-KSB for the fiscal year ended December 31, 1998).

           10.2 Financing Agreements, dated January 15, 1999, between the Company and Lexington Capital Corporation.

           27.1     Financial Data Schedule

            (b)     Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHICAGO PIZZA & BREWERY, INC.
                                   (Registrant)


May 13, 1999                         By:  /s/ PAUL A. MOTENKO
                                         --------------------
                                          Paul A. Motenko
                                          Chief Executive Officer, Vice
                                          President, Secretary and Chairman
                                          of the Board of Directors



                                     By:  /s/ JEREMIAH J. HENNESSY
                                     -----------------------------
                                          Jeremiah J. Hennessy
                                          President, Chief Operating Officer,
                                          Chief Financial Officer and Director