Form 10-Q
period 1999-06-30
CHICAGO PIZZA & BREWERY INC
filed 1999-08-16
CIK 1013488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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



Indicate  by  check  mark  whether  the  Registrant  (1)  has  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  YES  X    NO.
                                                     --

As of July 30, 1999, there were 7,658,321 shares of Common Stock of the Registrant outstanding and 8,884,584 Redeemable Warrants of the Registrant outstanding.

                 CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES



                                                  PAGE
                                                  ----
PART I.    FINANCIAL INFORMATION

Item   1.  Consolidated Financial Statements                                 1

           Consolidated Balance Sheets -
              June 30, 1999 (Unaudited) and December 31, 1998                1

           Unaudited Consolidated Statements of  Operations -
              Three Months Ended and Six Months Ended
              June 30, 1999 and June 30, 1998                                2

           Unaudited Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1999 and
              June 30, 1998                                                  3

           Notes to Consolidated Financial Statements                        4

Item  2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            6

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       11

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                12

Item 2.    Changes in Securities                                            12

Item 3.    Defaults Upon Senior Securities                                  12

Item 4.    Submission of Matters to a Vote of
              Security Holders                                              12

Item 5.    Other Information                                                12

Item 6.    Exhibits and Reports on Form 8-K                                 12


           SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL INFORMATION

                                   CHICAGO PIZZA & BREWERY, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,     DECEMBER 31,
                                                                          1999           1998
                                                                      (UNAUDITED)
--------------------------------------------------------------------  ------------  --------------
ASSETS:
Current assets:
Cash and cash equivalents                                             $ 2,119,570   $   1,490,705
Accounts receivable                                                       192,883         175,712
Inventory                                                                 393,130         345,874
Prepaid and other current assets                                          178,934         295,176
                                                                      ------------  --------------
Total current assets                                                    2,884,517       2,307,467

Property and equipment, net                                            11,003,796       9,567,604

Other assets                                                              356,128         352,916
Intangible assets, net                                                  5,284,846       5,366,722
                                                                      ------------  --------------

Total assets                                                          $19,529,287   $  17,594,709
                                                                      ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                                      $ 1,289,511   $   1,130,691
Accrued expenses                                                        1,623,699       1,286,539
Current portion of notes payable to related parties                       336,187         339,727
Current portion of long-term debt                                         356,483         210,367
Current portion of obligations under capital leases                       143,618         135,809
                                                                      ------------  --------------
Total current liabilities                                               3,749,498       3,103,133

Notes payable to related parties                                        1,547,371       1,718,954
Long-term debt                                                            765,093         355,313
Obligations under capital leases                                           96,986         167,219
Other liabilities                                                         115,614         122,099
                                                                      ------------  --------------

Total liabilities                                                       6,274,562       5,466,718
                                                                      ------------  --------------

Minority interest in partnership                                          255,099         235,040
                                                                      ------------  --------------

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued
    or outstanding
Common stock, no par value, 60,000,000 shares authorized; 7,658,321 and 6,408,321 shares issued and outstanding as of
    June 30, 1999 and December 31, 1998, respectively.                 16,076,132      15,039,646
Capital surplus                                                         1,036,029       1,196,029
Accumulated deficit                                                    (4,112,535)     (4,342,724)
                                                                      ------------  --------------

Total shareholders' equity                                             12,999,626      11,892,951
                                                                      ------------  --------------

Total liabilities and shareholders' equity                            $19,529,287   $  17,594,709
                                                                      ============  ==============

      The accompanying notes are an integral part of these consolidated financial statements.


                                      CHICAGO PIZZA & BREWERY, INC.
                             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                         ENDED JUNE 30,               ENDED JUNE 30,
                                                    ------------------------  --------------------------
                                                       1999         1998          1999          1998
                                                    -----------  -----------  ------------  ------------
Revenues                                            $9,947,282   $7,825,198   $18,039,685   $14,713,454
Cost of sales                                        2,790,237    2,158,675     5,014,633     4,171,001
        Gross profit                                 7,157,045    5,666,523    13,025,052    10,542,453

Costs and expenses:
Labor and benefits                                   3,529,931    2,791,966     6,507,561     5,292,686
Occupancy                                              751,154      639,139     1,460,377     1,232,645
Operating expenses                                   1,016,763      867,164     1,924,526     1,739,574
Preopening costs                                       126,711      321,913
General and administrative                             752,074      613,535     1,415,768     1,206,744
Depreciation and amortization                          389,550      470,694       743,755       923,140
                                                                              ------------  ------------
Total cost and expenses                              6,566,183    5,382,498    12,373,900    10,394,789
                                                    -----------  -----------  ------------  ------------
        Income from operations                         590,862      284,025       651,152       147,664

Other income (expense):
Interest expense, net                                  (65,859)     (73,162)     (123,190)     (107,826)
Other expense, net                                    (161,731)     (15,030)     (160,964)       (5,781)
                                                                              ------------  ------------
        Total other expense                           (227,590)     (88,192)     (284,154)     (113,607)
                                                    -----------  -----------  ------------  ------------
        Income before minority interest, income
             taxes and change in accounting            363,272      195,833       366,998        34,057

Minority interest in partnership                       (10,403)     (16,673)      (20,059)      (33,598)
                                                    -----------  -----------  ------------  ------------
       Income (loss) before income taxes and
            change in accounting                       352,869      179,160       346,939           459
Income tax expense                                      (8,960)        (800)      (10,575)       (1,600)
                                                    -----------  -----------  ------------  ------------
        Income (loss) before change in accounting      343,909      178,360       336,364        (1,141)
Cumulative effect of change in accounting                                        (106,175)
                                                    -----------  -----------  ------------  ------------
        Net income (loss)                           $  343,909   $  178,360   $   230,189       ($1,141)
                                                    ===========  ===========  ============  ============

Net income per share:
        Basic and dilutive:
Income before cumulative effect of change in
        accounting                                                                  $0.05
Cumulative effect of change in accounting                                          ($0.02)
                                                    -----------  -----------  ------------  ------------
        Net income                                       $0.04        $0.03         $0.03         $0.00
                                                    ===========  ===========  ============  ============

Weighted average number of shares outstanding:
        Basic                                        7,658,321    6,408,321     7,161,083     6,408,321
                                                    ===========  ===========  ============  ===========
        Dilutive                                     7,667,598    6,408,321     7,170,058     6,408,321
                                                    ===========  ===========  ============  ===========


         The accompanying notes are an integral part of these consolidated financial statements.


                             CHICAGO PIZZA & BREWERY, INC.
                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,
                                                              -------------------------
                                                                  1999         1998
                                                              ------------  -----------
Cash flows provided by (used in) operating activities:
Net income (loss)                                             $   230,189      ($1,141)
Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
Depreciation and amortization                                     743,755      923,140
Change in accounting principle                                    106,175
Minority interest in partnership                                   20,059       33,598
Loss on disposal of assets                                        136,925
Changes in assets and liabilities:
    Accounts receivable                                           (17,171)     (29,557)
    Inventory                                                     (47,258)      10,334
    Prepaid and other current assets                             (142,533)      48,901
    Other assets                                                   (8,389)     (19,246)
    Accounts payable                                              158,819       62,962
    Accrued expenses                                              337,160      107,125
    Other liabilities                                              (6,484)      (6,484)
                                                              ------------  -----------

       Net cash provided by operating activities                1,511,247    1,129,632
                                                              ------------  -----------

Cash flows used in investing activities:
Purchases of equipment                                         (2,249,598)    (795,954)
Proceeds from sale of restaurant equipment                         48,867        7,000
                                                              ------------  -----------
       Net cash used in investing activities                   (2,200,731)    (788,954)

Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock                              1,000,000
Equipment loan proceeds                                           699,604
Payments on related party debt                                   (175,123)    (189,286)
Payments on debt                                                 (143,708)    (174,416)
Capital lease payments                                            (62,424)     (60,014)
Distribution to minority interest partners                                     (11,580)
                                                              ------------  ------------

       Net cash provided by (used in) financing activities      1,318,349     (435,296)
                                                              ------------  -----------

       Net increase (decrease) in cash and cash equivalents       628,865      (94,618)

Cash and cash equivalents, beginning of period                  1,490,705    1,705,349
                                                              ------------  -----------

Cash and cash equivalents, end of period                      $ 2,119,570   $1,610,731
                                                              ============  ===========




The accompanying notes are an integral part of these consolidated financial statements.

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the three months and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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


ORGANIZATION

     Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") owns and operates, as of June 30, 1999, 26 restaurants located in Southern California, Oregon, Washington and Colorado and an interest in one restaurant in Lahaina, Maui. Each of these restaurants is operated as either a BJ's Pizza, Grill & Brewery, BJ's Pizza & Grill, BJ's Pizza & Grill - OTC or a Pietro's Pizza restaurant. The menu at the BJ's restaurants feature BJ's award-winning, signature deep-dish pizza, BJ's own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The five BJ's Pizza, Grill & Brewery restaurants feature in-house brewing facilities where BJ's handcrafted beers are produced. The one BJ's Pizza & Grill - OTC restaurant has a limited menu and service level. The eight Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

     During the second quarter of 1999, the Company opened its fifth BJ's Pizza, Grill & Brewery in Woodland Hills, California. The Company also recently signed a lease for a BJ's Pizza & Grill in Valencia, California; the anticipated opening of this new facility is early 2000. The Company also is in escrow to acquire a restaurant location in La Mesa, California. The closing of escrow and acquisition of this location is contingent on the transfer of the existing liquor license. Pending approval of the liquor license transfer, the Company anticipates opening a BJ's Pizza & Grill at this location in late 1999.

     On May 31, 1999, the lease on the BJ's Pizza & Grill - OTC in The Dalles, Oregon terminated. The Company and the landlord could not reach an agreement on the terms of a lease extension. A portion of the restaurant equipment was sold to the landlord, and additional equipment was removed for use at other BJ's locations. The Company incurred a non-cash charge of $132,900 for a loss on the sale of assets to the landlord, primarily leasehold improvements, at this location and an additional $28,700 for the settlement of claims made by the landlord. While this restaurant showed fairly strong initial sales after its conversion from a Pietro's to a BJ's Pizza & Grill in February 1998, management felt the very low population density in the area was not sufficient to sustain revenues necessary to make it a successful restaurant. Sales at The Dalles for the five months through May 31, 1999 were $292,000, compared to $357,000 for the comparable five-month period of the prior year.

     On June 30, 1999, a Pietro's restaurant located in Eugene, Oregon was closed. The Company and the landlord could not reach an agreement on the terms of a new lease. This restaurant did not figure significantly in the Company's future plans, and the Company chose to close it rather than meet the landlord's request for an extensive remodel. The Company incurred a non-cash charge of $4,000 on the closure of this restaurant. Sales at this restaurant for the six-month period ended June 30, 1999 were $378,000, compared to $391,000 for the similar period of the prior year.


PER SHARE INFORMATION

     SFAS 128, "Earnings Per Share", was adopted in the fourth quarter of 1997 and supersedes the Company's previous standards for computing net income per share under Accounting Principals Board (APB) No. 15. The new standard requires dual presentation of basic net income per common share and net income per common share assuming dilution on the face of the income statement. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive net income per share is equal to basic net income per share, as both stock options and warrants are antidilutive for the periods presented.

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

LONG-TERM  EQUIPMENT  LOAN

     In January 1999, the Company completed an agreement with a lender to provide equipment financing up to $1,000,000 for equipment and furnishings required in the Arcadia, Woodland Hills and other restaurant developments. The note has a term of eighty-four months, and the interest rate is fixed at the time of funding; to date funds provided for equipment financing under this facility have been at effective interest rates ranging from 11.63% to 13.68%. Amounts borrowed are collateralized by the financed equipment and additional equipment and property owned by the Company up to the amount of the loan balance. At June 30, 1999, the outstanding principal balance under the borrowing agreement was $671,000.

PRIVATE PLACEMENT

     In March 1999, the Company sold, through a private placement, 1,250,000 shares of its common stock to ASSI, Inc. (the "ASSI Transaction") in exchange for a cash payment of $1,000,000, the termination of two consulting agreements, cancellation of 3,200,000 of the Company's redeemable warrants held by ASSI, Inc. and the agreement by ASSI, Inc. and its sole stockholder to finance future Company development projects subject to pre-commitment approval. The Company also has the right of first refusal to repurchase the shares of its common stock; in the event the shareholder decides to sell such shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's annual report as reported on Form 10-KSB dated December 31, 1999 including, without limitation:
(i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California and current concentration in the Northwest, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation,
dependence upon suppliers and related hazards, (vi)   increase in food costs and
wages, including without limitation the recent increase in minimum wage, (vii) consumer trends, (viii) potential uninsured losses and liabilities, (ix) trademark and servicemark risks, (x) year 2000 risk issues, and (xi) other general economic and regulatory conditions and requirements.

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 1999 Compared to Three-Month Period Ended June 30, 1998.

     Revenues. Total revenues for the three-month period ended June 30, 1999 increased to $9,947,000 from $7,825,000 for the comparable period in 1998, an increase of $2,122,000 or 27.1%. The increase is primarily the result of:

The opening of the Arcadia, California and Woodland Hills restaurants on January 21, 1999 and April 10, 1999, respectively. These new restaurants generated revenues of $2,018,000 during the second quarter of 1999.

An increase in same store sales at the BJ's restaurants that were open both periods of $478,000 or 8.3%. Management believes this increase was due to (i) an increase in customer counts, (ii) an increase in check averages produced by a price increase implemented in late May 1998 and the implementation of more effective suggestive selling techniques at the restaurants.

     The above-mentioned increases in revenues at the BJ's restaurants were partially offset by a $201,000 decrease in sales at the BJ's restaurant in Gresham, Oregon for the second quarter of 1999, compared to the same period of the prior year. A former Pietro's restaurant, it experienced a high level of sales during the second quarter of 1998 after its conversion to the BJ's format. During the second quarter of 1999 it also was necessary to close this restaurant for two weeks to repair damage caused by a minor fire. Sales at the remaining nine Pietro's restaurants in Oregon and Washington were essentially flat, when comparing second quarter 1999 with second quarter 1998.


     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $2,790,000 for the three month period ended June 30, 1999 from $2,159,000 for the comparable period in 1998, an increase of $631,000 or 29.2%. However, as a percentage of revenues, cost of sales increased slightly to 28.0% during the 1999 period from 27.6% in the 1998 period. The increase in cost of sales as a percentage of revenues was primarily due to the opening of the Arcadia, California and Woodland Hills, California restaurants. Cost of sales for these new restaurants was 29.7 % as a percentage of their revenues. A higher than normal cost of sales was anticipated based on previous experience when opening new restaurants.

     Labor. Labor costs for the restaurants increased to $3,530,000 in the three-month period ended June 30, 1999 from $2,792,000 for the comparable period in 1998, an increase of $738,000 or 26.4%. As a percentage of revenues, labor costs decreased slightly to 35.5% in the 1999 period from 35.7% in the 1998 period. This control of labor costs was achieved despite the planned initial overstaffing of the Arcadia, California restaurant opened in January 1999 and the Woodland, Hills, California restaurant opened in April 1999. For the portion of the second quarter that these new restaurants were operating, as a percentage of revenues, their combined labor costs were 39.4%.

     Occupancy. Occupancy costs increased to $751,000 during the three-month period ended June 30, 1999 from $639,000 during the comparable period in 1998, an increase of $112,000 or 17.5%. The new stores in Arcadia, California and Woodland Hills, California accounted for $88,000 of the increase in occupancy costs. The balance was due to annual lease escalations and higher revenues at restaurants with lease provisions requiring rental payments based on a percentage of sales. As a percentage of revenues, occupancy costs for all stores decreased to 7.6% in the 1999 period from 8.2% in the 1998 period.

     Operating Expenses. Operating expenses increased to $1,017,000 during the three-month period ended June 30, 1999 from $867,000 during the comparable period in 1998, an increase of $150,000 or 17.3%. However, as a percentage of revenues, operating expenses decreased to 10.2% in the 1999 period from 11.1% in the 1998 period. The primary reasons for the decrease in operating expenses as a percentage of revenues were (i) the increase in same store sales, (ii) an increased focus on operating the restaurants more efficiently and, (iii) the implementation of improved expense monitoring systems at the BJ's restaurants in Southern California and Oregon. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

     Preopening Costs. During the first quarter of 1999, the company adopted Statement of Position 98-5 (SOP 98-5), Accounting for the Costs of Start-Up Activities, which requires all costs of start-up activities that are not otherwise capitalizable as long-lived assets to be expensed as incurred. The Company previously deferred its restaurant preopening costs and amortized them over the twelve-month period following the opening of each new restaurant. This new accounting standard accelerates the Company's recognition of costs associated with the opening of new restaurants. the Company wrote off $106,000 as a cumulative effect of change in accounting principle in the first quarter of 1999.

     During the three-month period ended June 30, 1999 the Company incurred costs of $127,000 related to the openings of its new restaurant in Woodland Hills, California that, under previous accounting standards, would have been capitalized and amortized over a 12-month period. These costs will fluctuate from quarter to quarter, possibly significantly, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process.

     General and Administrative Expenses. General and administrative expenses increased to $752,000 during the three-month period ended June 30, 1999 from $614,000 during the comparable period in 1998, an increase of $138,000 or 22.5%. As a percentage of revenues, general and administrative expenses decreased slightly to 7.6% in 1999 from 7.8% during the comparable period of 1998. The increase in general and administrative expenses in total was primarily due to increases in overhead in anticipation of future expansion. The decrease in general and administrative expenses as a percentage of revenues reflects the increase in revenues for the period.

     Depreciation and Amortization. Depreciation and amortization decreased to $390,000 during the three-month period ended June 30, 1999 from $471,000 during the comparable period in 1998, a decrease of $81,000 or 17.2%. The decrease was primarily due to the change in accounting principle from the deferral and amortization of preopening costs to the expensing of those costs as incurred. Preopening costs amortized during the three-month period ending June 30, 1998 totaled $117,000. This factor was partially offset by the increase in depreciation relating to the opening of the Arcadia, California restaurant in January 1999 and the Woodland Hills, California restaurant in April 1999.

     Interest Expense. Interest expense, net of interest income, decreased to $66,000 during the three month period ended June 30, 1999 from $73,000 during the comparable period in 1998, a decrease of $7,000 or 9.6%. The decrease was primarily due to the maturity in May 1999 of a loan assumed when the Company was formed, the conclusion of several capitalized equipment leases and the normal amortization of the major acquisition loan held by an affiliate. The Company's stronger cash position subsequent to the private placement in March 1999 contributed to higher interest income and a reduction of net interest for the quarter ended June 30, 1999, compared to the comparable quarter of 1998.

     Income Tax Expense. The Company historically experienced net losses through 1997; for 1998 the Company had net income of $85,000. At the end of 1998, the Company had federal and California net operating loss carryovers of approximately $4,770,000 and $1,636,000, respectively. While the net operating loss carryovers should be adequate to offset any regular taxable income for 1999, a provision was made during the second quarter of 1999 for estimated alternative minimum tax expense. The provision for minimum federal and state taxes made at June 30, 1999 will be evaluated quarterly.

Six-Month Period Ended June 30, 1999 Compared to Six-Month Period Ended June 30, 1998.

     Revenues. Total revenues for the six-month period ended June 30, 1999 increased to $18,040,000 from $14,713,000 for the comparable period in 1998, an increase of $3,327,000 or 22.6%. The increase is primarily the result of:

The opening of the Arcadia, California and Woodland Hills restaurants on January 21, 1999 and April 10, 1999, respectively. These new restaurants generated revenues of $2,712,000 during the first six months of 1999.

An increase in same store sales at the BJ's restaurants that were open both periods of $902,000 or 8.3%. Management believes this increase was due to (i) an increase in customer counts, (ii) an increase in check averages produced by a price increase implemented in late May 1998 and (iii) the implementation of more effective suggestive selling techniques at the restaurants.

     The above-mentioned increases in revenues at the BJ's restaurants were partially offset by a $232,000 decrease in sales at the at the BJ's restaurants in Gresham, Oregon and The Dalles Oregon for the first six months of 1999, compared to the same period of the prior year. A former Pietro's restaurant, Gresham experienced a high level of sales during the second quarter of 1998 after its conversion to the BJ's format. During the second quarter of 1999 this restaurant also was closed for two weeks to repair damage caused by a minor fire. The Dalles, Oregon restaurant was closed at the end of May 1999.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $5,015,000 for the six month period ended June 30, 1999 from $4,171,000 for the comparable period in 1998, an increase of $844,000 or 20.2%. Of the increase, however, $821,000 was attributable to the new stores at Arcadia, California and Woodland Hills, California. As a percentage of revenues, overall cost of sales decreased slightly to 27.8% during the 1999 period from 28.3% in the 1998 period. Management believes that this decrease as a percentage of revenues indicates that efficiencies in food cost achieved at the existing BJ's restaurants in Southern California, Hawaii, Colorado and Oregon during the first quarter of 1999 were maintained through the second quarter of 1999.

     Labor. Labor costs for the restaurants increased to $6,508,000 in the six-month period ended June 30, 1999 from $5,293,000 for the comparable period in 1998, an increase of $1,215,000 or 23.0%. Contributing to the increase was the planned initial overstaffing of the Arcadia, California and Woodland Hills, California restaurants which opened in January 1999 and April 1999, respectively. Labor costs at these two restaurants totaled $1,107,000 from their respective dates of opening to June 30, 1999. Despite the initial staffing levels at the new stores, overall labor costs as a percentage of revenues remained stable, increasing slightly to 36.1% in the 1999 period from 36.0% in the 1998 period.

     Occupancy. Occupancy costs increased to $1,460,000 during the six-month period ended June 30, 1999 from $1,233,000 during the comparable period in 1998, an increase of $227,000 or 18.4%. The new stores in Arcadia, California and Woodland Hills, California accounted for $148,000 of the increase in occupancy costs. As a percentage of revenues, occupancy costs decreased to 8.1% in the 1999 period from 8.4% in the 1998 period. The primary reasons for the decrease in occupancy costs relative to revenues was annual lease escalations offset by increases in comparable store sales, and higher revenues at restaurants with lease provisions requiring rental payments based on a percentage of sales.

     Operating Expenses. Operating expenses increased to $1,925,000 during the six-month period ended June 30, 1999 from $1,740,000 during the comparable period in 1998, an increase of $185,000 or 10.6%. However, as a percentage of revenues, operating expenses decreased to 10.7% in the 1999 period from 11.8% in the 1998 period. The primary reasons for the decrease in operating expenses as a percentage of revenues were (i) the increase in same store sales, (ii) an increased focus on operating the restaurants more efficiently and, (iii) the implementation of improved expense monitoring systems at the BJ's restaurants in Southern California and Oregon.

     Preopening Costs. During the first quarter of 1999, the company adopted Statement of Position 98-5 (SOP 98-5), Accounting for the Costs of Start-Up Activities, which requires all costs of start-up activities that are not otherwise capitalizable as long-lived assets to be expensed as incurred. The Company previously deferred its restaurant preopening costs and amortized them over the twelve-month period following the opening of each new restaurant. This new accounting standard accelerates the Company's recognition of costs associated with the opening of new restaurants. The Company wrote off $106,000 as a cumulative effect of change in accounting principle in the first quarter of 1999.

     During the six-month period ended June 30, 1999 the Company incurred costs of $322,000 related to the openings of its new restaurants in Arcadia, California and Woodland Hills, California that, under previous accounting standards, would have been capitalized and amortized over a 12-month period. These costs will fluctuate from quarter to quarter, possibly significantly, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process.

     General and Administrative Expenses. General and administrative expenses increased to $1,416,000 during the six-month period ended June 30, 1999 from $1,207,000 during the comparable period in 1998, an increase of $209,000 or
17.3%.   As a percentage of revenues, general and administrative expenses decreased to 7.8% in 1999 from 8.2% during the comparable period of 1998. The increase in general and administrative expenses in total was primarily due to increases in overhead in anticipation of future expansion. The decrease in general and administrative expenses as a percentage of revenues reflects the increase in revenues for the period.

     Depreciation and Amortization. Depreciation and amortization decreased to $744,000 during the six-month period ended June 30, 1999 from $923,000 during the comparable period in 1998, a decrease of $179,000 or 19.4%. The decrease was primarily due to the change in accounting principle from the deferral and amortization of preopening costs to the expensing of those costs as incurred. Preopening costs amortized during the six-month period ending June 30, 1998 totaled $230,000. This factor was partially offset by the increase in depreciation relating to the opening of the Arcadia, California restaurant in January 1999 and the Woodland Hills, California restaurant in April 1999.

     Interest Expense. Interest expense, net of interest income, increased to $123,000 during the six-month period ended June 30, 1999 from $108,000 during the comparable period in 1998, an increase of $15,000 or 13.9%. The increase was primarily due to new equipment financing obtained for the development of the Arcadia, California and Woodland Hills, California restaurants.

     Income Tax Expense. At the end of 1998, the Company had federal and California net operating loss carryovers of approximately $4,770,000 and $1,636,000, respectively. While the net operating loss carryovers should be adequate to offset any regular taxable income for 1999, a provision was made during the second quarter of 1999 for estimated alternative minimum tax expense. The provision for minimum federal and state taxes made at June 30, 1999 will be evaluated quarterly.



LIQUIDITY  AND  CAPITAL  RESOURCES

     On January 15, 1999, the Company completed a financing agreement with a lender to provide equipment financing up to $1,000,000 for equipment and furnishings required in the Arcadia, Woodland Hills and other restaurant developments. The note has a term of eighty-four months, and the interest rate is fixed at the time of funding; to date funds provided for equipment financing under this facility have been at effective interest rates ranging from 11.63% to 13.68%. At June 30, 1999, $671,000 was outstanding under this financing agreement, and $300,000 remains available to the Company for future equipment financing.

     On March 1, 1999, the Company completed the sale of Company Common Stock to ASSI, Inc. The Company issued 1,250,000 common shares to the shareholder in exchange for a cash payment of $1,000,000, the cancellation of 3,200,000 of the Company's Redeemable Warrants and other consideration. See Notes to Unaudited Consolidated Financial Statements.

     The Company's operating activities, as detailed in the Unaudited Consolidated Statement of Cash Flows, provided $1,511,000 net cash during the six-month period ending June 30, 1999, a $381,000, or 33.7%, increase over the $1,130,000 generated in the comparable period of 1998. The Company used $2,250,000 to acquire equipment and facilities during the six-month period ending June 30, 1999, compared to the $796,000 used for this purpose during the comparable period of 1998, an increase of $1,454,000, or 182.7%. These expenditures were required to develop the two new California restaurants. An additional $381,000 was used during the first two quarters of 1999 for the repayment of debt and capital lease payments, compared to $424,000 used for that purpose in the comparable periods of 1998.

     Cash and cash equivalents during the first six months of 1999 increased to $2,120,000, an increase of $629,000 from the amount at December 31, 1998, the Company's 1998 fiscal year end. This increase, after the acquisition and financing of equipment and facilities, was primarily due to the sale of the Company's Common Stock to an existing shareholder, as mentioned above and discussed later in this filing. The Company currently intends to utilize cash and cash equivalents primarily for the development of additional restaurants, as well as for working capital purposes. Management believes that cash and cash equivalents available at June 30, 1999 and future operating cash flow will be sufficient for the Company to fund its operations and continue to meet its business plan over the next year. However, no assurance can be given that management can successfully implement such objectives. Further, there can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not require additional financing, or that such financing will be available if necessary.


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

YEAR 2000 COMPLIANCE

     The Company has completed a review of its computerized information systems to identify the systems and applications that could be affected by Year 2000 issues. The Company primarily utilizes software and hardware offered by major developers, and periodically purchases upgrades directly from those developers or authorized resellers. The Company's policy since the beginning of 1998 is to seek and purchase upgrades that include from the developer a Year 2000 compliance warranty. To date, the Company has spent approximately $30,000 in upgrading its essential software and hardware.

      As part of their support program, the vendor/developer of the Company's point of sale system recently provided an upgrade to assist the Company in making its POS system Year 2000 compliant. This upgrade has recently been installed in our restaurants, and management is assessing the system's ability to handle Year 2000 transactions. Management feels that its main data processing systems are either now or very close to being Year 2000 compliant, and that any additional expenditures will not be significant.

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

     The Company has determined that the readiness of its customers is not within its control even though the ability of its customers to purchase its products may be affected by third parties (financial institutions). The Company is not investigating this issue, and the impact is highly uncertain.

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

     The worst case scenario for the Company is that a significant number of our restaurants will be unable to operate for a few days due to public infrastructure failures and/or food supply problems. Some restaurants may have longer-term problems lasting a few weeks. The failure of restaurants to operate would result in reduced revenues and cash flows for the Company during the period of disruption. Loss of restaurant revenues would be partially mitigated by reduced costs.

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

     Longer-term changes in commodity pricing would affect most of the restaurant industry as well the Company. The Company most likely would be able to mitigate increased commodity prices by increasing menu prices, thereby passing them through to consumers, and by varying its menu product mix. However, competitive circumstances could limit menu pricing and/or mix strategies, and, in those circumstances, commodity price fluctuations would negatively impact the Company's margins. Management believes, however, that were such circumstances to occur, they would not materially impact the Company's results of operations.

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

ITEM  2.  CHANGES  IN  SECURITIES

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     The Company's Board of Directors at their meeting held on July 20, 1999 appointed two new directors effective on that date. Allyn R. Burroughs, Chief Executive Officer and Chairman of the Board of Directors of American Convenience Corporation, and Mark James, a partner with the Las Vegas, Nevada law firm of Driggs, Walch, Santoro, Kearney, Johnston and Thompson and a Nevada state senator, were both elected to the Company's Board of Directors.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          3.1 Amended and Restated Articles of Incorporation of the Company, as amended incorporated by reference to the Company's Registration Statement on Form SB-2, effective October 8, 1996 (SEC File No. 333-5182-LA), referred to herein as the "Registration Statement".

          3.2  Bylaws of the Company, as amended, incorporated by reference to
               Exhibit 3.2 of Form 10-Q dated March 31, 1999.

          4.1 Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement).

          4.2 Warrant Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement).

          4.3 Specimen Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registration Statement).

          4.4  Form of Representative's Warrant (incorporated by reference to
               Exhibit 4.4. of the Registration Statement).

         10.1 Employment Agreement dated June 21, 1999 between the Company and Ernest T. Klinger, employed as President and Co-Chairman of the Board of Directors.

         10.2 Real Estate Lease, dated June 7, 1999 between Chicago Pizza & Brewery, Inc. and Newhall Land and Farming Company for a BJ's Pizza & Grill restaurant.

         27.1  Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHICAGO PIZZA & BREWERY, INC.
                                   (Registrant)


August 12, 1999                   By:  /s/ PAUL A. MOTENKO
                                      --------------------
                                          Paul A. Motenko
                                          Co-Chief Executive Officer, Vice
                                          President, Secretary and Co-Chairman
                                          of the Board of Directors



                                  By:  /s/ JEREMIAH J. HENNESSY
                                      -------------------------
                                          Jeremiah J. Hennessy
                                          Co-Chief Executive Officer and
                                          Co-Chairman of the Board of Directors



                                  By:  /s/ ERNEST T. KLINGER
                                      ----------------------
                                          Ernest T. Klinger
                                          President, Chief Financial Officer
                                          and Co-Chairman of the Board of
                                          Directors