Form 10-Q
period 1999-09-30
CHICAGO PIZZA & BREWERY INC
filed 1999-11-15
CIK 1013488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

As of October 25, 1999, there were 7,658,321 shares of Common Stock of the Registrant outstanding and 8,284,584 Redeemable Warrants of the Registrant outstanding.

                 CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES



                                                                          PAGE
                                                                          ----
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements                                1

           Consolidated Balance Sheets -
              September 30, 1999 (Unaudited) and December 31, 1998          1

           Unaudited Consolidated Statements of  Operations -
              Three Months Ended and Nine Months Ended
              September 30, 1999 and September 30, 1998                     2

           Unaudited Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1999 and
              September 30, 1998                                            3

           Notes to Consolidated Financial Statements                       4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           5

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      11

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings                                               11

Item 2.    Changes in Securities                                           11

Item 3.    Defaults Upon Senior Securities                                 12

Item 4.    Submission of Matters to a Vote of
              Security Holders                                             12

Item 5.    Other Information                                               12

Item 6.    Exhibits and Reports on Form 8-K                                12


     SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL INFORMATION

                                    CHICAGO PIZZA & BREWERY, INC.
                                     CONSOLIDATED BALANCE SHEETS


                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          1999             1998
                                                                       (UNAUDITED)
                                                                     ---------------  --------------
ASSETS:
Current assets:
Cash and cash equivalents                                            $    1,882,686   $   1,490,705
Accounts receivable                                                         114,302         175,712
Inventory                                                                   389,907         345,874
Prepaid and other current assets                                            192,419         295,176
                                                                     ---------------  --------------
Total current assets                                                      2,579,314       2,307,467

Property and equipment, net                                              11,318,983       9,567,604

Other assets                                                                347,521         352,916
Intangible assets, net                                                    5,243,467       5,366,722
                                                                     ---------------  --------------

Total assets                                                         $   19,489,285   $  17,594,709
                                                                     ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                                     $    1,208,157   $   1,130,691
Accrued expenses                                                          1,541,002       1,286,539
Current portion of notes payable to related parties                         336,187         339,727
Current portion of long-term debt                                           356,483         210,367
Current portion of obligations under capital leases                         139,854         135,809
                                                                     ---------------  --------------
Total current liabilities                                                 3,581,683       3,103,133

Notes payable to related parties                                          1,465,942       1,718,954
Long-term debt                                                              690,681         355,313
Obligations under capital leases                                             66,618         167,219
Other liabilities                                                           112,373         122,099
                                                                     ---------------  --------------

Total liabilities                                                         5,917,297       5,466,718
                                                                     ---------------  --------------

Minority interest in partnership                                            270,344         235,040
                                                                     ---------------  --------------

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued
    or outstanding
Common stock, no par value, 60,000,000 shares authorized; 7,658,321 and 6,408,321 shares issued and outstanding as of
    September 30, 1999 and December 31, 1998, respectively.              16,076,132      15,039,646
Capital surplus                                                           1,007,171       1,196,029
Accumulated deficit                                                      (3,781,659)     (4,342,724)
                                                                     ---------------  --------------
Total shareholders' equity                                               13,301,644      11,892,951
                                                                     ---------------  --------------

Total liabilities and shareholders' equity                           $   19,489,285   $  17,594,709
                                                                     ===============  ==============

       The accompanying notes are an integral part of these consolidated financial statements.


                                              CHICAGO PIZZA & BREWERY, INC.
                                     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                       -------------------------  --------------------------
                                                            1999         1998          1999          1998
                                                       ------------  -----------  ------------  ------------
Revenues                                               $10,039,105   $8,157,975   $28,078,790   $22,871,430
Cost of sales                                            2,861,960    2,231,935     7,876,593     6,402,936
                                                       ------------  -----------  ------------  ------------
        Gross profit                                     7,177,145    5,926,040    20,202,197    16,468,494

Costs and expenses:
Labor and benefits                                       3,543,146    2,882,977    10,050,707     8,175,663
Occupancy                                                  775,823      666,088     2,236,200     1,898,733
Operating expenses                                       1,106,134      936,988     3,032,259     2,676,561
Preopening costs                                            43,439            -       365,352             -
Restaurant closure expenses                                      -            -       169,071             -
General and administrative                                 872,249      661,084     2,288,017     1,867,828
Depreciation and amortization                              392,139      423,223     1,135,894     1,346,363
                                                       ------------  -----------  ------------  ------------
Total cost and expenses                                  6,732,930    5,570,360    19,277,500    15,965,148
                                                       ------------  -----------  ------------  ------------
        Income from operations                             444,215      355,680       924,697       503,346

Other income (expense):
Interest expense, net                                      (64,615)     (50,064)     (187,805)     (157,890)
Other income (expense), net                                    285        1,464         9,991        (4,317)
                                                       ------------  -----------  ------------  ------------
        Total other expense                                (64,330)     (48,600)     (177,814)     (162,207)
                                                       ------------  -----------  ------------  ------------
        Income before minority interest, income
           taxes and change in accounting                  379,885      307,080       746,883       341,139

Minority interest in partnership                           (33,773)     (21,929)      (53,832)      (55,527)
                                                       ------------  -----------  ------------  ------------
       Income (loss) before income taxes and change
          change in accounting                             346,112      285,151       693,051       285,612
Income tax expense                                         (15,236)           -       (25,811)       (1,600)
                                                       ------------  -----------  ------------  ------------
        Income (loss) before change in accounting          330,876      285,151       667,240       284,012
Cumulative effect of change in accounting                        -            -      (106,175)            -
                                                       ------------  -----------  ------------  ------------
        Net income                                     $   330,876   $  285,151   $   561,065   $   284,012
                                                       ============  ===========  ============  ============

Net income per share:
        Basic and dilutive:
Income before cumulative effect of change in
    accounting                                               $0.04        $0.04         $0.09         $0.04
Cumulative effect of change in accounting                        -            -        ($0.01)            -
                                                       ------------  -----------  ------------  ------------
        Net income                                            $0.04        $0.04        $0.08        $0.04
                                                       ============  ===========  ============  ============

Weighted average number of shares outstanding:
        Basic                                            7,658,321    6,408,321     7,328,651     6,408,321
                                                       ============  ===========  ============  ============

        Dilutive                                         7,669,453    6,450,384     7,338,419     6,450,384
                                                       ============  ===========  ============  ============


                 The accompanying notes are an integral part of these consolidated financial statements.


                             CHICAGO PIZZA & BREWERY, INC.
                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                             -------------------------
                                                                 1999         1998
                                                             ------------  -----------
Cash flows provided by (used in) operating activities:
Net income                                                   $   561,065   $  284,012
Adjustments to reconcile net income to net cash
      Provided by operating activities:
Depreciation and amortization                                  1,135,894    1,346,363
Change in accounting principle                                   106,175            -
Minority interest in partnership                                  53,832       55,527
Loss on disposal of assets                                       136,925            -
Changes in assets and liabilities:
    Accounts receivable                                           61,410      (10,041)
    Inventory                                                    (44,033)     (14,468)
    Prepaid and other current assets                            (156,018)      90,347
    Other assets                                                  (1,553)    (435,970)
    Accounts payable                                              77,466     (164,850)
    Accrued expenses                                             254,463       92,927
    Other liabilities                                             (9,726)      (9,732)
                                                             ------------  -----------

       Net cash provided by operating activities               2,175,900    1,234,115
                                                             ------------  -----------

Cash flows used in investing activities:
Purchases of equipment                                        (2,913,776)    (938,352)
Proceeds from sale of restaurant equipment                        48,867        7,000
                                                              -----------  -----------
       Net cash used in investing activities                  (2,864,909)    (931,352)
                                                             ------------  -----------
Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock                             1,000,000            -
Repurchase of redeemable warrants                                (28,858)           -
Equipment loan proceeds                                          699,604            -
Payments on related party debt                                  (256,552)    (249,612)
Payments on debt                                                (218,120)    (227,541)
Capital lease payments                                           (96,556)     (90,599)
Distribution to minority interest partners                       (18,528)     (25,476)
                                                             ------------  -----------

       Net cash provided by (used in) financing activities     1,080,990     (593,228)
                                                             ------------  -----------

       Net increase (decrease) in cash and cash equivalents      391,981     (290,465)

Cash and cash equivalents, beginning of period                 1,490,705    1,705,349
                                                             ------------  -----------

Cash and cash equivalents, end of period                     $ 1,882,686   $1,414,884
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

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the three months and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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


ORGANIZATION

     Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") owns and operates, as of September 30, 1999, 27 restaurants located in Southern California, Oregon, Washington and Colorado and an interest in one restaurant in Lahaina, Maui. Each of these restaurants is operated as either a BJ's Pizza, Grill & Brewery, BJ's Pizza & Grill, BJ's Pizza & Grill - OTC or a Pietro's Pizza restaurant. The menu at the BJ's restaurants feature BJ's award-winning, signature deep-dish pizza, BJ's own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The six BJ's Pizza, Grill & Brewery restaurants feature in-house brewing facilities where BJ's handcrafted beers are produced. The one BJ's Pizza & Grill - OTC restaurant has a limited menu and service level. The eight Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

     During the 3rd quarter of 1999, the Company signed a sublease to operate a BJ's restaurant in La Mesa, California and acquired selected assets, including the liquor license, of the previous restaurant at this location. The rebuilt restaurant was opened as a BJ's Pizza & Grill on November 8,1999. The Company has also signed a lease for a BJ's Pizza & Grill in Valencia, California; the anticipated opening of this new facility is early 2000. The Company is in escrow to acquire a restaurant location in West Covina, California. The closing of escrow and acquisition of this location is contingent on the satisfaction of certain contingencies. Pending the resolution of these contingencies, the Company anticipates opening a BJ's Pizza, Grill & Brewery at this location late in the second quarter of 2000.


PER SHARE INFORMATION

     SFAS 128, "Earnings Per Share", was adopted in the fourth quarter of 1997. The new standard requires dual presentation of basic net income per common share and net income per common share assuming dilution on the face of the income statement. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period.

RECENTLY ISSUED ACCOUNTING STANDARDS

     As had been the practice of many restaurant entities, the Company previously deferred its restaurant preopening costs and amortized them over the twelve-month period following the opening of each new restaurant. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), Accounting for the Costs of Start-Up Activities. SOP 98-5 requires all costs of start-up activities that are not otherwise capitalizable as long-lived assets to be expensed as incurred. The Company adopted SOP 98-5 during the first quarter of 1999. This new accounting standard will accelerate the Company's recognition of costs associated with the opening of new restaurants but will benefit the post-opening results of new restaurants. The Company's total deferred preopening costs were $106,175 at January 1, 1999. As provided by SOP 98-5, the Company wrote off the balance of deferred preopening costs during the first quarter of 1999.

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

LONG-TERM  EQUIPMENT  LOAN

     In January 1999, the Company completed an agreement with a lender to provide equipment financing up to $1,000,000 for equipment and furnishings required in the Arcadia, Woodland Hills and other restaurant developments. The note has a term of eighty-four months, and the interest rate is fixed at the time of funding; to date funds provided for equipment financing under this facility have been at effective interest rates ranging from 11.63% to 13.68%. Amounts borrowed are collateralized by the financed equipment and additional equipment and property owned by the Company up to the amount of the loan balance. At September 30, 1999, the outstanding principal balance under the borrowing agreement was $654,312.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's annual report as reported on Form 10-KSB dated December 31, 1998 including, without limitation:
(i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California and current concentration in the Northwest, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages, including without limitation the recent increase in minimum wage, (vii) consumer trends, (viii) potential uninsured losses and liabilities, (ix) trademark and servicemark risks, (x) year 2000 risk issues, and (xi) other general economic and regulatory conditions and requirements.

RESULTS OF OPERATIONS

     Three-Month Period Ended September 30, 1999 Compared to Three-Month Period Ended September 30, 1998.

     Revenues. Total revenues for the three-month period ended September 30, 1999 increased to $10,039,000 from $8,158,000 for the comparable period in 1998, an increase of $1,881,000 or 23.1%. The increase is primarily the result of:

The opening of the Arcadia, California and Woodland Hills, California restaurants on January 21, 1999 and April 10, 1999, respectively. These new restaurants generated revenues of $1,949,000 during the third quarter of 1999.

An increase in same store sales at the BJ's restaurants that were open both periods of $397,000 or 6.1%. Management believes this increase was due to an increase in customer counts and more effective suggestive selling techniques at the restaurants.

     The overall increase in revenues for the third quarter of 1999 when compared to the same quarter of the prior year was achieved despite the closing of the BJ's restaurant in The Dalles, Oregon in May 1999 and a Pietro's restaurant in Eugene, Oregon in June 1999. Sales at the nine remaining Pietro's restaurants in Oregon and Washington were essentially flat, when comparing third quarter 1999 with third quarter 1998.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $2,862,000 for the three month period ended September 30, 1999 from $2,232,000 for the comparable period in 1998, an increase of $630,000 or 28.2%. As a percentage of revenues, cost of sales increased to 28.5% during the 1999 period from 27.4% in the 1998 period. The increase in cost of sales as a percentage of revenues was primarily due to the opening of the Arcadia, California and Woodland Hills, California restaurants. Cost of sales for these new restaurants was 30.8 % as a percentage of their revenues. This higher than normal cost of sales was anticipated based on previous experience when opening new restaurants.

     Labor. Labor costs for the restaurants increased to $3,543,000 in the three-month period ended September 30, 1999 from $2,883,000 for the comparable period in 1998, an increase of $660,000 or 22.9%. As a percentage of revenues, labor costs were unchanged at 35.3% for both the 1999 and 1998 three-month periods. This control of labor costs was achieved despite the planned initial overstaffing of the Arcadia, California restaurant opened in January 1999 and the Woodland, Hills, California restaurant opened in April 1999. As a percentage of revenues, the combined labor costs for these new stores were 39.9% for the third quarter.

     Occupancy. Occupancy costs increased to $776,000 during the three-month period ended September 30, 1999 from $666,000 during the comparable period in 1998, an increase of $110,000 or 16.5%. Occupancy costs for the new Arcadia, California and Woodland Hills, California restaurants totaled $126,000. This amount was partially offset by the closures of the BJ's restaurant in The Dalles, Oregon and one of the Pietro's restaurants in Eugene, Oregon during the second quarter of 1999. The balance of the increase was due to annual lease escalations and higher revenues at restaurants with lease provisions requiring rental payments based on a percentage of sales. As a percentage of revenues, occupancy costs for all stores decreased to 7.7% in the 1999 period from 8.2% in the 1998 period.

     Operating Expenses. Operating expenses increased to $1,106,000 during the three-month period ended September 30, 1999 from $937,000 during the comparable period in 1998, an increase of $169,000 or 18.0%. However, as a percentage of revenues, operating expenses decreased slightly to 11.0% in the 1999 period from 11.5% in the 1998 period. The primary reasons for the decrease in operating expenses as a percentage of revenues were (i) the increase in same store sales,
(ii) an increased focus on operating the restaurants more efficiently and, (iii) the implementation of improved expense monitoring systems at the BJ's restaurants in Southern California and Oregon. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

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

     During the three-month period ended September 30, 1999, the Company incurred costs of $43,000, primarily due to preparations for the opening of its new restaurant in La Mesa, California that, under previous accounting standards, would have been capitalized and amortized over a 12-month period. These costs will fluctuate from quarter to quarter, possibly significantly, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process.

     General and Administrative Expenses. General and administrative expenses increased to $872,000 during the three-month period ended September 30, 1999 from $661,000 during the comparable period in 1998, an increase of $211,000 or 31.9%. As a percentage of revenues, general and administrative expenses increased to 8.7% in 1999 from 8.1% during the comparable period of 1998. The increase in general and administrative expenses was primarily due to increases in overhead in anticipation of future expansion and costs incurred in locating and evaluating sites for future restaurants.

     Depreciation and Amortization. Depreciation and amortization decreased to $392,000 during the three-month period ended September 30, 1999 from $423,000 during the comparable period in 1998, a decrease of $31,000 or 7.3%. The decrease was primarily due to the change in accounting principle from the deferral and amortization of preopening costs to the expensing of those costs as incurred. Preopening costs amortized during the three-month period ending
September 30, 1998 totaled $92,000. This amount was partially offset by additional depreciation relating to the opening of the Arcadia, California restaurant in January 1999 and the Woodland Hills, California restaurant in April 1999.

     Interest Expense. Interest expense, net of interest income, increased to $65,000 during the three-month period ended September 30, 1999 from $50,000 during the comparable period in 1998, an increase of $15,000 or 30.0%. This increase was primarily due to the additional debt incurred by the Company to finance equipment for the new restaurants in Arcadia, California and Woodland Hills, California. Interest expense related to this financing was $20,000 during the third quarter; this amount was partially offset by the normal amortization of older debt.

     Income Tax Expense. The Company historically experienced net losses through 1997. For 1998 the Company had net income of $85,000. At the end of 1998, the Company had federal and California net operating loss carryovers of approximately $4,770,000 and $1,636,000, respectively. While the net operating loss carryovers should be adequate to offset any regular taxable income for 1999, the provision for estimated alternative minimum tax expense made during the second quarter was evaluated and increased to $15,600 at the end of the third quarter 1999.

     Nine-Month Period Ended September 30, 1999 Compared to Nine-Month Period Ended September 30, 1998.

     Revenues. Total revenues for the nine-month period ended September 30, 1999 increased to $28,079,000 from $22,871,000 for the comparable period in 1998, an increase of $5,208,000 or 22.8%. The increase is primarily the result of:

The opening of the Arcadia, California and Woodland Hills, California restaurants on January 21, 1999 and April 10, 1999, respectively. These new restaurants generated revenues of $4,661,000 during the first nine months of 1999.

An increase in same store sales at the BJ's restaurants that were open both periods of $1,240,000 or 7.0%. Management believes this increase was due to (i) an increase in customer counts, (ii) an increase in check averages produced by a price increase implemented in late May 1998 and (iii) the implementation of more effective suggestive selling techniques at the restaurants.

     The overall increase in revenues was achieved despite the closing of the BJ's restaurant in The Dalles, Oregon in May 1999 and two Pietro's restaurants in Oregon, one in Eugene in June 1999 and a delivery only location in Woodstock in April 1998. Sales at the nine remaining Pietro's restaurants in Oregon and Washington increased slightly during the nine-month period ended September 30, 1999, when compared with the same period of the prior year.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $7,877,000 for the nine month period ended September 30, 1999 from $6,403,000 for the comparable period in 1998, an increase of $1,474,000 or 23.0%. Of the increase, $1,421,000 was attributable to the new stores at Arcadia, California and Woodland Hills, California. As a percentage of revenues, overall cost of sales at 28.1% during the 1999 period was only slightly higher than the 28.0% of the 1998 period.

     Labor. Labor costs for the restaurants increased to $10,051,000 in the nine-month period ended September 30, 1999 from $8,176,000 for the comparable period in 1998, an increase of $1,875,000 or 22.9%. Contributing to the increase was the planned initial overstaffing of the Arcadia, California and Woodland Hills, California restaurants which opened in January 1999 and April 1999, respectively. Labor costs at these two restaurants totaled $1,885,000 from their respective dates of opening to September 30, 1999. Despite the initial staffing levels at the new stores, overall labor costs, as a percentage of revenues, remained stable, increasing slightly to 35.8% in the 1999 period from 35.7% in the 1998 period.

     Occupancy. Occupancy costs increased to $2,236,000 during the nine-month period ended September 30, 1999 from $1,899,000 during the comparable period in 1998, an increase of $337,000 or 17.7%. The new stores in Arcadia, California and Woodland Hills, California accounted for $274,000 of the increase in occupancy costs. As a percentage of revenues, occupancy costs decreased to 8.0% in the 1999 period from 8.3% in the 1998 period. The primary reasons for the decrease in occupancy costs relative to revenues was annual lease escalations offset by increases in comparable store sales, and higher revenues at restaurants with lease provisions requiring rental payments based on a percentage of sales.

     Operating Expenses. Operating expenses increased to $3,032,000 during the nine-month period ended September 30, 1999 from $2,677,000 during the comparable period in 1998, an increase of $355,000 or 13.3%. However, as a percentage of revenues, operating expenses decreased to 10.8% in the 1999 period from 11.7% in the 1998 period. The primary reasons for the decrease in operating expenses as a percentage of revenues were (i) the increase in same store sales, (ii) an increased focus on operating the restaurants more efficiently and, (iii) the implementation of improved expense monitoring systems at the BJ's restaurants in Southern California and Oregon.

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

     During the nine-month period ended September 30, 1999, the Company incurred costs of $365,000 related to the openings of its new restaurants in Arcadia, California, Woodland Hills, California and La Mesa, California that, under previous accounting standards, would have been capitalized and amortized over a 12-month period. These costs will fluctuate from quarter to quarter, possibly significantly, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process.

     Restaurant Closure Expenses. On May 31, 1999, the lease on the BJ's Pizza & Grill - OTC in The Dalles, Oregon terminated. The Company and the landlord could not reach an agreement on the terms of a lease extension. A portion of the restaurant equipment was sold to the landlord, and additional equipment was removed for use at other BJ's locations. The Company incurred a non-cash charge of $132,900 for a loss on the sale of assets to the landlord at this location and an additional $28,700 for the settlement of claims made by the landlord.
     On June 30, 1999, a Pietro's restaurant located in Eugene, Oregon was closed. The Company and the landlord could not reach an agreement on the terms of a new lease. The Company incurred a non-cash charge of $4,000 on the closure of this restaurant, and incurred other charges related to closing of $3,400.

     General and Administrative Expenses. General and administrative expenses increased to $2,288,000 during the nine-month period ended September 30, 1999 from $1,868,000 during the comparable period in 1998, an increase of $420,000 or 22.5%. As a percentage of revenues, general and administrative expenses were slightly lower at 8.1% in 1999 compared with 8.2% during the same nine-month period of 1998. The increase in general and administrative expenses in total was primarily due to increases in overhead in anticipation of future expansion and costs associated with the evaluation of potential sites for restaurant development.

     Depreciation and Amortization. Depreciation and amortization decreased to $1,136,000 during the nine-month period ended September 30, 1999 from $1,346,000 during the comparable period in 1998, a decrease of $210,000 or 15.6%. The decrease was primarily due to the change in accounting principle from the deferral and amortization of preopening costs to the expensing of those costs as incurred. Preopening costs amortized during the first three quarters of 1998 totaled $365,000. This factor was offset by the depreciation expense incurred by the new restaurants in Arcadia, California and Woodland Hills, California, which totaled $115,000 through September 30, 1999.

     Interest Expense. Interest expense, net of interest income, increased to $188,000 during the nine-month period ended September 30, 1999 from $158,000 during the comparable period in 1998, an increase of $30,000 or 19.0%. The increase was primarily due to new equipment financing obtained for the development of the Arcadia, California and Woodland Hills, California restaurants, which has incurred $41,000 of interest expense since its inception. This additional expense was partially offset by the scheduled amortization of previously existing term loans.

     Income Tax Expense. At the end of 1998, the Company had federal and California net operating loss carryovers of approximately $4,770,000 and $1,636,000, respectively. While the net operating loss carryovers should be adequate to offset any regular taxable income for 1999, the provision for estimated alternative minimum tax expense made during the second quarter was evaluated and increased to $15,600 at the end of the third quarter 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     On January 15, 1999, the Company completed a financing agreement with a lender to provide equipment financing up to $1,000,000 for equipment and furnishings required in the Arcadia, Woodland Hills and other restaurant developments. The notes have a term of eighty-four months, and the interest rate is fixed at the time of funding; to date funds provided for equipment financing under this facility have been at effective interest rates ranging from 11.63% to 13.68%. At September 30, 1999, $654,000 was outstanding under this financing agreement, and $300,000 remains available to the Company for future equipment financing.

     On March 1, 1999, the Company completed the sale of Company Common Stock to ASSI, Inc. The Company issued 1,250,000 common shares to the shareholder in exchange for a cash payment of $1,000,000, the cancellation of 3,200,000 of the Company's Redeemable Warrants and other consideration. See Notes to Unaudited Consolidated Financial Statements.

     The Company's operating activities, as detailed in the Unaudited Consolidated Statement of Cash Flows, provided $2,176,000 net cash during the nine-month period ending September 30, 1999, a $942,000, or 76.3%, increase over the $1,234,000 generated in the comparable period of 1998. The Company used $2,914,000 to acquire equipment and facilities during the nine-month period ending September 30, 1999, compared to the $938,000 used for this purpose during the comparable period of 1998, an increase of $1,976,000, or 210.7%. These expenditures were required to develop the two new California restaurants, as well as the La Mesa, California restaurant recently opened. An additional
$571,000 was used during the first three quarters of 1999 for the repayment of debt and capital lease payments, compared to $568,000 used for that purpose in the comparable periods of 1998.

     Cash and cash equivalents during the first nine months of 1999 increased to $1,883,000, an increase of $392,000 from the amount at December 31, 1998, the Company's 1998 fiscal year end. This increase, after the acquisition and financing of equipment and facilities, was primarily due to the sale of the Company's Common Stock to an existing shareholder, as mentioned above and discussed later in this filing. The Company currently intends to utilize cash and cash equivalents primarily for the development of additional restaurants, as well as for working capital purposes. Management believes that cash and cash equivalents available at September 30, 1999, the balance available under the existing equipment financing facility and future operating cash flow will be sufficient for the Company to fund its operations and continue to meet its business plan over the next year. However, no assurance can be given that management can successfully implement such objectives. Further, there can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not require additional financing, or that such financing will be available if necessary.


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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     The Company is exposed to market risk from changes in commodity prices, since many of the food products purchased by the Company are affected by commodity pricing, and, therefore, are vulnerable to unpredictable price fluctuations. Over the recent past, the Company has experienced price volatility in such products as cheese and produce. The Company buys a significant portion of its product from a distributor, and has only minimal forward purchasing agreements with other suppliers. Material changes in commodity prices could negatively affect the Company's margins in the short-term.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

      None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

      None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On September 28, 1999, the Company held its Annual Meeting of Shareholders. Shareholders voted upon the election of directors and upon the ratification of PricewaterhouseCoopers, LLP, as the Company's independent public accountants for the fiscal year ending December 31, 1998. Paul Motenko, Jeremiah Hennessy, Ernest Klinger, Alexander Puchner, Barry Grumman, Stanley Schneider, Allyn Burroughs and Mark James, all of whom were directors prior to the Annual Meeting and were nominated by management for re-election, were re-elected at the meeting. The following votes were cast for each nominee:

     NAME                        FOR                 WITHHELD
     --------------------        ---------           --------
     Paul A. Motenko             6,508,553           147,400
     Jeremiah J. Hennessy        6,508,553           147,400
     Ernest T. Klinger           6,508,553           147,400
     Alexander Puchner           6,508,553           147,400
     Barry J. Grumman            6,507,053           148,900
     Stanley Schneider           6,508,553           147,400
     Allyn R. Burroughs          6,508,553           147,400
     Mark James                  6,507,053           148,900

     The following votes were cast for the amendment of the 1996 Stock Option Plan increasing the shares available to 1,200,000 and increasing the share limit per person per year to 500,000 shares: For: 6,342,631; Against: 234,561;
Abstain:  4,700;  Broker  Non-votes:  74,061.

     The following votes were cast for the ratification of PricewaterhouseCoopers, LLP, as the Company's independent public accountants for the fiscal year ending December 31, 1999: For: 6,604,853; Against: 45,300;
Abstain:  5,800.

     Shareholders who wish to submit proposals to be included in the Company's proxy materials for the 2000 annual meeting may do so in accordance with Securities and Exchange Commission Rule 14a-8. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company's management proxies may exercise their discretionary voting authority, without any discussion of the proposal in the Company's proxy materials, for any proposal which is received by the Company after March 1, 2000.


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

4.1 Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement).

4.2 Warrant Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement).

4.3 Specimen Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registration Statement).

4.4     Form  of  Representative's  Warrant  (incorporated  by reference to
        Exhibit  4.4.  of  the  Registration  Statement).

10.1    Assignment and Second Amendment of Real Estate Lease, dated
        August 15, 1999 between Chicago Pizza & Brewery, Inc., Grossmont Shopping Center and Pizza Nova - La Mesa for a BJ's Pizza, Grill and Brewery restaurant.

27.1    Financial Data Schedule

(b)     Reports on Form 8-K

        The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHICAGO PIZZA & BREWERY, INC.
                                   (Registrant)


November 12, 1999                         By:  /s/ PAUL A. MOTENKO
                                              --------------------
                                          Paul A. Motenko
                                          Co-Chief Executive Officer, Vice
                                          President, Secretary and Co-Chairman
                                          of the Board of Directors



                                          By:  /s/ JEREMIAH J. HENNESSY
                                              -------------------------
                                          Jeremiah J. Hennessy
                                          Co-Chief Executive Officer
                                          and Co-Chairman of the Board
                                          of Directors



                                          By:  /s/ ERNEST T. KLINGER
                                          --------------------------
                                          Ernest T. Klinger
                                          President, Chief Financial Officer
                                          and Co-Chairman of the Board of
                                          Directors