Form 10-K405
period 1999-12-31
CHICAGO PIZZA & BREWERY INC
filed 2000-03-30
CIK 1013488

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                       THE SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
 --------------------------          -----------------------------------------
 Common Stock, No Par Value                            NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           --
The aggregate market value of the common stock of the Registrant ("Common Stock") held by non-affiliates as of December 31, 1999 based on the market price at March 15, 2000 was $9,474,911. As of March 15, 2000, there were 7,658,321 shares of Common Stock of the Registrant outstanding and 7,964,584 Redeemable Warrants of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the following documents are incorporated by reference into
Part III of this Form 10-K: The Registrant's Proxy Statement for the Annual Meeting of Shareholders.

                                                      INDEX

                                                      PART I


ITEM 1.   DESCRIPTION OF BUSINESS.................................................................................1
ITEM 2.   PROPERTIES..............................................................................................2
ITEM 3.   LEGAL PROCEEDINGS.......................................................................................5
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................6

                                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS...................................6
ITEM 6.   SELECTED FINANCIAL DATA.................................................................................8
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................9
ITEM 8.   FINANCIAL STATEMENTS....................................................................................14
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................14

                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................14
ITEM 11. EXECUTIVE COMPENSATION..................................................................................14
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................14
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................14

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................................15

                                           CHICAGO PIZZA & BREWERY, INC.

                                                      PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") owns and operates 26 restaurants located in Southern California, Oregon, Washington and Colorado and an interest in one restaurant in Lahaina, Maui. Each of these restaurants is operated as either a BJ's Pizza, Grill & Brewery, a BJ's Pizza & Grill, a BJ's Pizza & Grill - OTC or a Pietro's Pizza restaurant. The menu at the BJ's restaurants feature BJ's award-winning, signature deep-dish pizza, BJ's own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The five BJ's Pizza, Grill & Brewery restaurants feature in-house brewing facilities where BJ's hand-crafted beers are produced. The eight Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

The Company was incorporated in California on October 1, 1991 originally to assume the operation of the then existing five BJ's restaurants. In January 1995, the Company purchased the BJ's restaurants and concept from its founders. Since that time, the Company has completed the (i) expansion of the BJ's menu to include high-quality sandwiches, pastas, entrees, specialty salads and desserts; (ii) enhancement of the BJ's concept through a comprehensive new logo and identity program, new uniforms, a new interior design concept and redesigned signage; (iii) addition of BJ's restaurants and microbreweries to the concept to produce BJ's own hand-crafted beers; (iv) purchase of the Pietro's Pizza chain in the Northwest in March 1996, converting seven of the Pietro's restaurants to BJ's.

The enhancement of the BJ's concept and the menu expansion have contributed to same store sales increases at the BJ's restaurants open the entire comparable periods of 6.5%, 15.7% and 8.7% for the years 1999, 1998 and 1997 respectively.

The opening of the Company's first microbrewery in Brea, California in August 1996 marked the beginning of the Company's production of award-winning hand-crafted specialty beers which are distributed to all of the Company's restaurants. The breweries have added an exciting dimension to the BJ's concept which further distinguishes BJ's from many other restaurant operations.

The acquisition of the Pietro's restaurants and the conversion of several of those restaurants to BJ's has given the Company a significant presence in the Oregon market. Due to the relative success of the Company's larger restaurants, management has determined that the Company's resources will be best utilized in the development of additional larger restaurants in prime locations. Consequently, there are currently no plans to convert additional Pietro's units to BJ's.

The Company's current focus is on the development of the larger footprint BJ's restaurants in high profile locations with favorable demographics. The Company opened BJ's Pizza & Grills in Arcadia, California in January 1999 and in La Mesa, California in November 1999, and a BJ's Pizza Grill & Brewery in Woodland Hills, California in April 1999. The Company anticipates opening BJ's Pizza & Grills in Valencia, California, Burbank, California and Huntington Beach, California in early spring 2000, early summer 2000 and mid summer, respectively, and a BJ's Pizza, Grill & Brewery in late spring 2000. The Company is currently in negotiations for additional sites in California, Arizona and Washington.

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

RESTAURANT CONCEPT AND MENU

The Company believes it is positioned for competitive advantage by offering customers moderate prices, and excellent food from a menu that features award-winning pizza, bountiful salads, soups, pastas, sandwiches, entrees and desserts. The popularity of BJ's restaurants, management believes, is due to the broadness of their appeal, with menu items ranging from pizza to steaks and ribs.

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

BJ's restaurants provide a variety of beers for every taste, offering a constantly evolving selection of domestic, imported and micro-brewed beers. BJ's own hand-crafted beers are the focus of the beer selection and feature five standard beers along with a rotating selection of seasonal specialties. While the BJ's beers are produced at the Company's central brewery locations, they are distributed to, and offered at all of the BJ's and Pietro's restaurants. Management believes that internally produced beer provides a variety of benefits, including:

         1. The quality and freshness of the BJ's brewed beers, which is under the constant supervision of the Company's Vice President of Brewing Operations, is superior to beer purchased from external sources.

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


RESTAURANT LOCATIONS AND EXPANSION PLANS

The following table sets forth data regarding the Company's existing and future restaurant locations:

                                                                 Year Opened/
                                                                   Acquired        Square Feet
                                                                   --------        -----------
CALIFORNIA
Balboa Island .......................................................1995           2,600
La Jolla Village.....................................................1995           3,000
Laguna Beach.........................................................1995           2,150
Belmont Shore........................................................1995           2,910
Seal Beach...........................................................1994           2,369
Huntington Beach.....................................................1994           3,430
Westwood Village, Los Angeles........................................1996           2,450
Brea (Microbrewery)..................................................1996          10,000
Arcadia..............................................................1999           7,371
Woodland Hills (Microbrewery)........................................1999          13,000
La Mesa..............................................................1999           7,200
Valencia* ...........................................................1999           7,000
West Covina* (Microbrewery)..........................................2000          12,000
Huntington Beach II**................................................2000           8,031
Burbank**............................................................2000          11,000

COLORADO
Boulder (Microbrewery)...............................................1997           5,500

HAWAII
Lahaina, Maui........................................................1994           3,430


OREGON

Hood River (Pietro's)................................................1996           7,000
Gresham .............................................................1996           5,016
Milwaukie (Pietro's).................................................1996           8,064
Salem I (Pietro's)...................................................1996           6,875
Jantzen Beach (Microbrewery).........................................1996           7,932
Eugene II (Pietro's).................................................1996           4,443
Eugene IV............................................................1996           4,345
Salem II (Pietro's)..................................................1996           5,000
Portland (Stark).....................................................1996           6,405
Portland (Lloyd Center) (Microbrewery)...............................1996           4,341
Portland (Burnside) .................................................1996           3,483
Portland (Lombard) (Pietro's)........................................1996           5,700
McMinnville (Pietro's)...............................................1996           2,900

WASHINGTON
Longview (Pietro's)..................................................1996           5,300


*   Expected to open in spring 2000.
** Expected to open in summer 2000.

In addition to the above locations, the Company is evaluating potential locations in California, Arizona and Washington. The Company's ability to open additional restaurants will depend upon a number of factors, including, but not limited to , the availability of qualified management, restaurant staff and other personnel, the cost and availability of suitable locations, regulatory limitations regarding common ownership of breweries and restaurants in certain states, cost effective and timely construction of restaurants (which can be delayed by a variety of controllable and non-controllable factors), securing of required governmental permits and approvals and the Company's ability to generate funds from existing operations or external financing. There can be no assurance that the Company will be able to open its planned restaurants in a timely or cost effective manner, if at all.

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

The Company purchases its food product from several wholesale distributors. The majority of food and operating supplies for the California restaurants is currently purchased from Jacmar Sales, with which the Company has had a long-term relationship. The Company has recently started purchasing a majority of food and operating supplies for the Northwest Restaurants from Alliant Food Services, a vendor which has supplied the Company's Boulder, Colorado store for several years. Product specifications are very strict because the Company insists on using fresh, high-quality ingredients.

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

EMPLOYEES

As of March 1, 2000, the Company employed 1,180 employees at its eleven California Restaurants, one Hawaii restaurant, and one Boulder, Colorado restaurant. Additionally, 445 are employed at the restaurants in Washington and Oregon. The Company also employs 30 administrative and field supervisory personnel at its corporate offices. Historically, the Company has experienced relatively little turnover of restaurant management employees. The Company believes that it maintains favorable relations with its employees, and currently no unions or collective bargaining arrangements exist.

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

TRADEMARKS AND COPYRIGHTS

The Company has not secured any rights in connection with its trademarks, servicemarks or any other proprietary rights related to the use of the BJ'S PIZZA, GRILL & BREWERY, the BJ'S PIZZA & GRILL and the BJ'S PIZZA & GRILL OTC names. There are other restaurants using the BJ's name throughout the United States, thus, no assurance can be given that the Company will be able to secure any such rights in the future or that the use of the BJ's name may not be subject to claims by third parties.

ITEM 2.   PROPERTIES

All of the Company's restaurants are on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others additionally include a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or, if renewed, that rents will not increase substantially, both of which would adversely affect the Company. Other leases are subject to renewal at fair market value, which could involve substantial increases. Total restaurant lease expense in 1999 was approximately $2,404,000.

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

The Company is a defendant in a lawsuit brought by the owner and landlord of property in Aloha, Oregon where the Company formerly operated a Pietro's restaurant. This restaurant was heavily damaged by fire in February 1997, and the Company received insurance proceeds for its assets that were lost in the fire. The property owner contends that it was the Company's obligation to rebuild a restaurant at this location with the insurance proceeds. The Company has continued to pay rent since the fire, but is of the opinion that the insurance payments were made to compensate the Company for the loss of its personal property, and the obligation to repair the fire damage rests with the landlord. The Company has filed a counterclaim for breach of its lease, and to recover damages it has suffered due to the landlord's failure to rebuild.

A settlement agreement is being considered by both the Company and the landlord, which contemplates a sublease of the property by the Company to a third party and no payment of damages by either the Company or the landlord. If the sublease is not completed, the case may proceed to trial. The Company does not believe the lawsuit will have a material adverse effect on its consolidated financial position or consolidated results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

On October 8, 1996, the Company's Common Stock and Redeemable Warrants became listed on the NASDAQ Small Cap Market ("NASDAQ") (Symbols: CHGO and CHGOW) in connection with the Initial Public Offering. On March 15, 2000, the closing prices of the Common Stock and Redeemable Warrants were $1.50 per share and $0.13 per Redeemable Warrant, respectively. The table below shows the high and low sales prices as reported by NASDAQ. The sales prices represent inter-dealer quotations without adjustments for retail mark-ups, mark-downs or commissions.



  CALENDAR YEAR ENDED
      DECEMBER 31,                            COMMON STOCK                  REDEEMABLE WARRANTS
                                         HIGH               LOW             HIGH           LOW
1998
----
First Quarter                            $2.09             $1.34            $0.22         $0.12
Second Quarter                           $2.47             $1.53            $0.22         $0.09
Third Quarter                            $2.06             $1.28            $0.12         $0.03
Fourth Quarter                           $1.81             $1.25            $0.09         $0.02

1999
----
First Quarter                            $1.81             $1.25            $0.13         $0.02
Second Quarter                           $2.00             $1.22            $0.13         $0.06
Third Quarter                            $2.06             $1.56            $0.13         $0.06
Fourth Quarter                           $1.88             $1.25            $0.09         $0.06


As of March 7, 2000, the Company had 137 shareholders of record and 121 holders of Redeemable Warrants of record.

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

                                 DIVIDEND POLICY

The Company has not paid any dividends since its inception and has currently not allocated any funds for the payment of dividends. Rather, it is the current policy of the Company to retain earnings, if any, for expansion of its operations, remodeling of existing restaurants and other general corporate purposes. The Company has no plans to pay any cash dividends in the foreseeable future. Should the Company decide to pay dividends in the future, such payments would be at the discretion of the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto as well as with the discussion below.


                                                                             Year Ended December 31,
                                                       -------------------------------------------------------------------
                                                       1999           1998           1997           1996            1995
                                                       --------       --------      --------        --------        -------
                                                                      (in thousands, except per share data)
Statement of Operations Data:
Revenues                                               $37,393        $30,051       $26,191         $19,865          $6,586
Cost of sales                                           10,491          8,458         7,732           6,182           1,848
                                                       --------       --------      --------        --------        -------
Gross profit                                            26,902         21,593        18,459          13,683           4,738
                                                       --------       --------      --------        --------        -------
Costs and Expenses:
Labor and benefits                                      13,542         10,831         9,086           6,933           2,647
Occupancy                                                2,998          2,563         2,363           1,877             654
Operating expenses                                       4,161          3,520         3,385           2,998           1,250
Costs to open/close restaurants                            665
General and administrative                               3,218          2,583         2,636           2,258             879
Depreciation and amortization                            1,517          1,737         1,389           1,037             359
                                                       --------       --------      --------        --------        -------
Total costs and expenses                                26,101         21,234        18,859          15,103           5,789
                                                       --------       --------      --------        --------        -------
Income (loss) from operations                              801            359         (400)         (1,420)         (1,051)
Other Income (expense):                                --------       --------      --------        --------        -------
Gain on involuntary conversion of assets                                                202
Interest expense, net                                    (251)          (212)         (125)           (507)           (472)
Other income (expense), net                                 16            (5)            20           (380)           (104)
                                                       --------       --------      --------        --------        -------
Total other income (expense)                             (235)          (217)            97           (887)           (576)
                                                       --------       --------      --------        --------        -------
Income (loss) before minority interest, taxes
    and change in accounting                               566            142         (303)         (2,307)         (1,627)
Minority interest in partnership                          (44)           (56)          (11)              27              27
                                                       --------       --------      --------        --------        -------
Income before taxes and change in accounting               522             86         (314)         (2,280)         (1,600)
Income tax expense                                        (26)            (1)           (1)             (9)             (6)
                                                       --------       --------      --------        --------        -------
Net income(loss) before change in accounting               496             85         (315)         (2,289)         (1,606)
Cumulative effect of change in accounting                  106
                                                       --------       --------      --------        --------        -------
Net income (loss)                                         $390            $85        ($315)        ($2,289)        ($1,606)
                                                       ========       ========      ========        ========        =======
Net income (loss) per share:
      Basic and diluted                                  $0.05          $0.01        ($0.05)        ($0.52)         ($0.55)
                                                       ========       ========      ========        ========        =======
Weighted average shares outstanding:
      Basic                                              7,401          6,408         6,408           4,392           2,936
                                                       ========       ========      ========        ========        =======
      Diluted                                            7,411          6,420         6,408           4,392           2,936
                                                       ========       ========      ========        ========        =======
Balance Sheet Data (end of period):
Working capital (deficit)                             ($2,549)         ($796)          $232          $3,329             $22
Intangible assets, net                                   5,202          5,367         5,452           5,676           5,558
Total assets                                            19,144         17,595        17,842          18,914           9,943
Total long-term debt (including current portion)         2,861          2,927         3,543           3,964           4,127
Minority interest                                          249            235           211             215             253
Shareholders' equity                                    13,099         11,893        11,808          12,123           4,023


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein including: (i) the Company's ability to manage growth and conversions, (ii) construction delays,
(iii) marketing and other limitations as a result of the Company's historic concentration in Southern California and current concentration in the Northwest, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages, including without limitation the recent increase in minimum wage,
(vii) consumer trends, (viii) potential uninsured losses and liabilities,
(ix) trademark and servicemark risks, and (x) other general economic and regulatory conditions and requirements.

GENERAL

Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") owns and operates 26 restaurants located in Southern California, Oregon, Washington and Colorado and an interest in one restaurant in Lahaina, Maui. Each of these restaurants is operated as either a BJ's Pizza, Grill & Brewery, a BJ's Pizza & Grill, a BJ's Pizza & Grill - OTC or a Pietro's Pizza restaurant. The menu at the BJ's restaurants feature BJ's award-winning, signature deep-dish pizza, BJ's own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The five BJ's Pizza, Grill & Brewery restaurants feature in-house brewing facilities where BJ's hand-crafted beers are produced. The eight Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

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

RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

REVENUES. Total revenues for the year ended December 31, 1999 increased to $37,393,000 from $30,052,000 for the comparable period in 1998, an increase of $7,341,000 or 24.4%. The increase is primarily the result of:

          The opening of restaurants in Arcadia and La Mesa, California in January 1999 and November 1999, respectively, and a restaurant & brewery in Woodland Hills, California in April 1999. These new locations provided $6,862,000 in revenues during the periods of 1999 in which they were operating.

         An increase in the BJ's restaurants same store sales for comparable periods, of $1,524,000 or 6.5%. Management believes this increase was due to (i) an increase in customer counts in the California and Colorado restaurants, and (ii) an increase in check averages produced by a price increase implemented in January 1999.

The increase in revenues resulting from the above factors was partially offset by the closing during the year of two restaurants in Oregon, a BJ's in The Dalles in May 1999 and a Pietro's in Eugene in June 1999. The closures in mid-year of these locations reduced revenues by $927,000 when compared with 1998, during which they were open the entire year.

COST OF SALES. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $10,490,000 for the year ended December 31, 1999 from $8,459,000 for the comparable period of 1998, an increase of $2,031,000 or 24.0%. This increase was in line with the 24.4% increase in revenues discussed above. As a percentage of sales, cost of sales was stable at 28.1% for both 1999 and 1998.

The Company's same-store cost of sales, as a percentage of sales, improved to 28.0% during the year ended December 31, 1999 from 28.9% for the comparable period of 1998. A continued emphasis during 1999 on efficiencies as well as menu price increases for the California stores in January 1999 and for the Northwest stores in January 1999 was necessary for the Company to keep pace with continued high prices for cheese and other selected food items during 1999.

The improvement in same store cost of sales was partially offset by the higher food costs associated with the opening of the new California restaurants. As a percentage of their revenues, these stores collectively incurred food costs of 30.2% for the periods of 1999 during which they were operational. A higher cost of sales percentage in the early months of operations is in line with the Company's experience when opening new restaurants. Also partially offsetting the improvement in same-store cost of sales were the food costs at the two restaurants closed during 1999. For the periods of 1999 during which they were open, these restaurants, as a percentage of their sales, incurred food costs of 29.5%.

LABOR. Labor costs for the restaurants increased to $13,542,000 in the year ended December 31, 1999 from $10,830,000 for the comparable period in 1998, an increase of $2,712,000 or 25.0%. As a percentage of revenues, labor costs increased to 36.2% in the1999 period from 36.0% in the 1998 period. The overall increase, as well as the percentage increase, is attributable to the opening of the new California restaurants. Labor costs at these three restaurants totaled $2,769,000, or 40.4%, of their collective sales. The Company intentionally overstaffs new restaurants during the startup phase of operations to ensure a good dining experience by its customers. As a result of gradually reducing staffing towards the level of a mature restaurant, the new stores showed a reduction in labor costs by December 1999, as a percentage of sales.

Same-store labor costs increased $372,000, or 3.8%, to $10,232,000 for the year ended December 31, 1999 from $9,860,000 for the comparable period of 1998. As a percentage of revenues, however, same-store labor costs for the twelve months of 1999 declined to 34.3% from 34.9% for the comparable period of 1998. Management feels the improvement in same-store labor costs is the result of planned labor controls.

OCCUPANCY. Occupancy costs increased to $2,998,000 during the year ended December 31, 1999 from $2,563,000 during the comparable period in 1998, an increase of $435,000, or 17.0%. As a percentage of revenues, occupancy costs decreased to 8.0% in the 1999 period from 8.5% in the 1998 period. The primary reason for the decrease in occupancy costs relative to revenues was the increase in comparable store sales. Additionally, the two Northwest stores closed during 1999 experienced a combined occupancy cost percentage of 12.4% for the twelve-month period ended December 31, 1998.

OPERATING EXPENSES. Operating expenses increased to $4,160,000 during the year ended December 31, 1999 from $3,520,000 during the comparable period in 1998, an increase of $640,000 or 18.2%. However, as a percentage of revenues, operating expenses decreased to 11.1% in the 1999 period from 11.7% in the 1998 period. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities. Management believes the primary reasons for the decrease in operating expenses as a percentage of revenues were (i) the increase in same store sales, and (ii) a focus on more efficient restaurant operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $3,218,000 during the year ended December 31, 1999 from $2,583,000 during the comparable period in 1998, an increase of $635,000 or 24.6%. As a percentage of revenues, however, general and administrative expenses remained unchanged at 8.6% in 1999, the percentage experienced in the comparable period of 1998. The increase in general and administrative expenses was primarily due to acquiring resources to plan and implement the Company's growth strategy, incurring costs in locating and evaluating sites for future restaurants and developing staff and systems to manage anticipated future expansion.

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

During the twelve month period ended December 31, 1999, the Company incurred costs of $517,000 due to preparations for the opening of its new restaurants in Arcadia, Woodland Hills and La Mesa, California that, under previous accounting standards, would have been capitalized and amortized over a 12-month period. These costs will fluctuate from year to year, possibly significantly, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $1,517,000 during the year ended December 31, 1999 from $1,737,000 during the comparable period in 1998, a decrease of $220,000 or 12.7%. The decrease was primarily due to the implementation of SOP 98-5, noted in the previous section. During the twelve months ended December 31, 1998, the Company's amortization and depreciation costs included $384,000 amortization of previously capitalized preopening costs. The Company expensed the remaining capitalized preopening costs of $106,000 as a cumulative effect of change in accounting principle in the first quarter of 1999.

Excluding the amortization of preopening costs, amortization and depreciation for 1998 was $1,353,000. On a comparable cost basis, depreciation and amortization for the year of 1999 increased $164,000, or 12.1%. This increase was primarily due to the addition of restaurant equipment and furniture, improvements and brewery equipment utilized in the development of the three new California restaurants.

INTEREST EXPENSE. Interest expense, net of interest income, increased to $250,000 during the year ended December 31, 1999 from $211,000 during the comparable period in 1998, an increase of $39,000 or 18.5%. This increase was primarily due to the additional debt incurred by the Company to finance equipment for the new restaurants in Arcadia, California and Woodland Hills, California. Interest expense related to this financing was $67,000 during 1999; this amount was partially offset by reduced interest expense on older debt due to normal principal amortization.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

REVENUES. Total revenues for the year ended December 31, 1998 increased to $30,052,000 from $26,191,000 for the comparable period in 1997, an increase of $3,861,000 or 14.7%. The increase is primarily the result of:

         The opening of the Boulder, Colorado restaurant in February 1997.

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

COST OF SALES. Cost of food, beverages and paper for the restaurants increased to $8,459,000 for the year ended December 31, 1998 from $7,732,000 for the comparable period in 1997, an increase of $727,000 or 9.4%.

However, as a percentage of revenues, cost of sales decreased to 28.1% during the 1998 period from 29.5% in the 1997 period. The decrease in cost of sales as a percentage of revenues was primarily due to efficiencies achieved at the BJ's restaurants in Southern California, Hawaii and Colorado as well as a menu price increase implemented in late May 1998. Cost of sales at those restaurants decreased to 26.4% of sales during the year ended December 31, 1998 from 28.0% of sales during the comparable period in 1997. This decrease was also due to a decrease in cost of sales at the Northwest BJ's and Pietro's restaurants to 30.4% in 1998 from 31.4% in 1997. The decrease in cost of sales was achieved despite the substantial increase in cheese prices, which occurred during the last half of 1998.

LABOR. Labor costs for the restaurants increased to $10,831,000 in the year ended December 31, 1998 from $9,086,000 for the comparable period in 1997, an increase of $1,745,000 or 19.2%. As a percentage of revenues, labor costs increased to 36.0% in the 1998 period from 34.7% in the1997 period. Management believes the increase in labor costs as a percentage of revenue were primarily due to substantial increases in the Federal, California and Oregon minimum wages between 1997 and 1998.

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

OPERATING EXPENSES. Operating expenses increased to $3,520,000 during the year ended December 31, 1998 from $3,385,000 during the comparable period in 1997, an increase of $135,000 or 4.0%. However, as a percentage of revenues, operating expenses decreased to 11.7% in the 1998 period from 12.9% in the 1997 period. The primary reasons for the decrease in operating expenses as a percentage of revenues were (i) the increase in same store sales, and (ii) an increased focus on more efficient restaurant operations as well as the implementation of improved expense monitoring systems at the BJ's restaurants in Southern California. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

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

INTEREST EXPENSE. Interest expense, net of interest income, increased to $211,000 during the year ended December 31, 1998 from $125,000 during the comparable period in 1997, an increase of $86,000 or 69.0%. The increase was primarily due to a reduction of interest income experienced as the Company's invested cash was utilized in the renovation and conversion of the Pietro's units. During 1998, the Company also arranged a number of equipment leases to finance the acquisition of point-of-sale systems for its Northwest restaurants. The implicit interest in these lease agreements, capitalized for balance sheet disclosure in accordance with the requirements of FASB 13, also contributed to the increase of interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities, as detailed in the Consolidated Statement of Cash Flows, provided $2,274,000 net cash during the year ended December 31,1999, a $204,000, or 9.9%, increase over the $2,070,000 generated in the prior year ended December 31, 1998. Since the completion of the Company's initial public offering in October of 1996, the Company has invested in restaurant development and reduced its debt. Capital expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to develop or convert restaurants totaled $4,470,000 and $2,039,000 for the years ended December 31, 1999 and 1998, respectively. Debt reduction, including the principal portion of capitalized lease payments, for the years ended December 31, 1999 and 1998 totaled $770,000 and $728,000, respectively.

On January 15, 1999, the Company completed a financing agreement with a lender to provide equipment financing up to $1,000,000 for equipment and furnishings required in the Arcadia, Woodland Hills and other restaurant developments. The notes have a term of eighty-four months, and the interest rate is fixed at the time of funding; to date funds provided for equipment financing under this facility have been at effective interest rates ranging from 11.63% to 13.68%. At December 31, 1999 $637,000 was outstanding under this financing agreement. The unused portion of the commitment is no longer available to the Company.

On March 1, 1999, the Company completed a private placement of Company Common Stock to ASSI, Inc. The Company issued 1,250,000 common shares to the shareholder in exchange for a cash payment of $1,000,000, the cancellation of 3,200,000 of the Company's Redeemable Warrants and other consideration. See Notes to Consolidated Financial Statements.

The Company used $4,470,000 to acquire equipment and facilities during the year ended December 31, 1999, compared to the $2,039,000 used for this purpose during the prior year ended December 31, 1998, an increase of $2,431,000, or 119.2%. These expenditures were required to develop the three new California restaurants, as well as to partially fund the development of the four restaurants currently planned for 2000. As a result of the above expenditures on capital equipment and construction, cash and cash equivalents during the year ended December 31, 1999 decreased to $189,000, a decrease of $1,302,000 from the $1,491,000 balance at December 31, 1998.

The Company intends to continue the development of additional restaurants. In February 2000, the Company entered into an agreement with a bank for a collateralized term loan for $4,000,000. There is an initial twelve month draw down period and a subsequent thirty-six month term out period. Interest accrued on outstanding borrowings shall be Wall Street Journal Prime plus 2.0% or LIBOR plus 3.5%, and Wall Street Journal Prime plus 3.0%, floating or fixed during the term out period. Payment shall be interest only during the draw down period and an even amortization during the term out period, with a final maturity on February 15, 2004. The Company paid a one percent loan fee. This loan agreement contains, among other things, certain financial covenants and restrictions.

Management believes that the funds available under the existing credit facilities and future operating cash flow will be sufficient for the Company to fund its operations and continue to meet its business plan over the next year. However, no assurance can be given that management can successfully implement such objectives. Further, there can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not require additional financing, or that such financing will be available if necessary.

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

YEAR 2000 COMPLIANCE

The Company used internal and external resources to upgrade and test its systems. Costs incurred in addressing the Y2K issue were incurred primarily for the purchase of new LAN computer equipment and software upgrades warranted by the developer as Y2K compliant. Most of these upgrades and replacements would have occurred in the normal course of information systems maintenance, and were not material to the Company's financial results.

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact or costs to its ongoing business as a result of the Y2K issue. However, it is possible that the full impact of the date change has not been fully recognized. The Company currently is not aware of any significant Y2K or similar problems that have arisen for its customers and suppliers.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

As had been the practice of many restaurant entities, the Company previously deferred its restaurant preopening costs and amortized them over the twelve-month period following the opening of each new restaurant. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position 98-5 (SOP 98-5), Accounting for the Costs of Start-Up Activities. SOP 98-5 requires all costs of start-up activities that are not otherwise capitalizable as long-lived assets to be expensed as incurred. The Company adopted SOP 98-5 during the first quarter of 1999. This new accounting standard accelerates the Company's recognition of costs associated with the opening of new restaurants but will benefit the post-opening results of new restaurants. Initial application is required as of the beginning of the fiscal year in which SOP 89-5 is first adopted. The Company had no deferred preopening costs at December 31, 1999 and $106,175 at January 1, 1999.

Other recently issued standards of the FASB are not expected to affect the Company, as conditions to which those standards apply are absent from the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS

 See the Index to Financial Statements attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1) CONSOLIDATED FINANCIAL STATEMENTS

        The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

        Consolidated Balance Sheets at December 31, 1999 and 1998.

        Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999.

        Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 31, 1999.

        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999.

        Notes to the Consolidated Financial Statements.

        Report of Independent Accounts.

     (2) FINANCIAL STATEMENT SCHEDULES

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3) EXHIBITS


       Exhibit
       Number                        Description
       -------                       -----------
         2.1      Asset Purchase Agreement by and between the Company and Roman
                  Systems, Inc. incorporated by reference to Exhibit 2.2 of the
                  Registration Statement.

         2.2      Secured Promissory Note by and between the Company and Roman
                  Systems, Inc. filed as Exhibit 2.3 of the Registration
                  Statement.

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

         10.1 Form of Employment Agreement of Jeremiah J. Hennessy, incorporated by reference to Exhibit 10.1 of the Registration
                  Statement.




       Exhibit
       Number                        Description
       -------                       -----------

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

         10.5 Lease Agreement - Corporate Headquarters, Mission Viejo, incorporated by reference to Exhibit 10.9 of the Registration
                  Statement.

         10.6     Lease Agreement - Corporate Headquarters, Chicago Pizza
                  Northwest, incorporated by reference to Exhibit 10.10 of the Registration Statement.

         10.7     Consulting Agreement between the Company and ASSI, Inc. --
                  Pietro's, incorporated by reference to Exhibit 10.11 of the Registration Statement.

         10.8     Consulting Agreement between the Company and ASSI, Inc. --
                  Nevada, incorporated by reference to Exhibit 10.12 of the Registration Statement.

         10.9 BJ's Lahaina, L.P. Partnership Agreement, incorporated by reference to Exhibit 10.16 of the Registration Statement.

         10.10    Pepsi Supplier Agreement, incorporated by reference to Exhibit
                  10.17 of the Registration Statement.

         10.11    Underwriting Agreement between the Company and The Boston
                  Group, L.P., as Representative of the Several Underwriters named therein, incorporated by reference to Exhibit 1.1 of the Registration Statement.

         10.12    Stock Purchase Agreement by and between the Company, ASSI,
                  Inc. and Louis Habash, incorporated by reference to Exhibit
                  10.15 of the Company's Form 10-KSB for the fiscal year ended
                  December 31, 1998.

         10.13    Real Estate Lease, dated November 1, 1999, between Chicago
                  Pizza & Brewery, Inc. and Huntington Executive Park, a
                  California Limited Partnership, for a BJ's Pizza & Grill restaurant.

         10.14    Real Estate, dated February 16, 2000, between Chicago Pizza &
                  Brewery, Inc. and Eastland Shopping Center LLC for a BJ's
                  Pizza, Grill & Brewery restaurant.

         10.15 Employment Agreement dated June 21, 1999 between the Company and Ernest T. Klinger, employed as President and Co-Chairman of the Board of Directors incorporated by reference to Exhibit
                  10.1 of the Form 10-Q filed August 16, 1999.

         21       List of Subsidiaries, incorporated by reference to Exhibit
                  21.1 of the Registration Statement.

         27.1     Financial Data Schedule.

         (b) The Company filed no Reports on Form 8-K during the fiscal year ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHICAGO PIZZA & BREWERY, INC.

                                    By: /s/ PAUL A. MOTENKO
                                    Paul A. Motenko, Co-Chief Executive Officer
                                    and Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                      CAPACITY                                            DATE
---------                      --------                                            ----
By: /s/PAUL A. MOTENKO         Director, Co-Chief Executive Officer,               March 28, 2000
----------------------         Co-Chairman of the Board and Vice-
Paul A. Motenko                President and Secretary

By: /s/JEREMIAH J. HENNESSY    Co-Chief Executive Officer and                      March 28, 2000
---------------------------    Co-Chairman of the Board of Directors
Jeremiah J. Hennessy

By: /s/ERNEST T. KLINGER       President, Chief Financial Officer and              March 28, 2000
------------------------       Co-Chairman of the Board of Directors
Ernest T. Klinger

By: /s/BARRY J. GRUMMAN        Director                                            March 28, 2000
-----------------------
Barry J. Grumman

By: /s/STANLEY B. SCHNEIDER    Director                                            March 28, 2000
---------------------------
Stanley B. Schneider

By: /s/ALLYN R. BURROUGHS      Director                                            March 28, 2000
-------------------------
Allyn R. Burroughs

                          CHICAGO PIZZA & BREWERY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----
Report Of Independent Accountants                                          19

Consolidated Balance Sheets At December 31, 1999 and 1998                  20

Consolidated Statements Of Operations For Each Of The Three Years
In The Period Ended December 31, 1999                                      21

Consolidated Statements Of Shareholders' Equity For Each Of The Three
Years In The Period Ended December 31, 1999                                22

Consolidated Statements Of Cash Flows For Each Of The Three
Years In The Period Ended December 31, 1999                                23

Notes To Consolidated Financial Statements                                 24

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                   ----------

To the Shareholders
Chicago Pizza & Brewery, Inc.

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Chicago Pizza & Brewery, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting for preopening costs in 1999.



PricewaterhouseCoopers LLP

Los Angeles, California
March 12, 2000

                          CHICAGO PIZZA & BREWERY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                                    1999                1998
                                                                 -----------         -----------
                                               ASSETS:
Current assets:
Cash and cash equivalents                                           $188,811          $1,490,705
Accounts receivable                                                  141,968             175,712
Inventory                                                            455,880             345,874
Prepaids and other current assets                                    271,854             295,176
                                                                 -----------         -----------
Total current assets                                               1,058,513           2,307,467

Property and equipment, net                                       12,529,913           9,567,604

Other assets                                                         353,595             352,916
Intangible assets, net                                             5,202,085           5,366,722
                                                                 -----------         -----------
Total assets                                                     $19,144,106         $17,594,709
                                                                 ===========         ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                                  $1,114,757          $1,130,691
Accrued expenses                                                   1,710,984           1,286,539
Current portion of notes payable to related parties                  350,341             339,727
Current portion of long-term debt                                    284,919             210,367
Current portion of obligations under capital lease                   146,942             135,809
                                                                 -----------         -----------

Total current liabilities                                          3,607,943           3,103,133

Notes payable to related parties                                   1,368,807           1,718,954
Long-term debt                                                       687,331             355,313
Obligations under capital lease                                       22,574             167,219
Other liabilities                                                    109,131             122,099
                                                                 -----------         -----------

Total liabilities                                                  5,795,786           5,466,718
                                                                 -----------         -----------
Commitments and contingencies (Note 8)

Minority interest in partnership                                     249,159             235,040

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued
    or outstanding
Common stock, no par value, 60,000,000 shares authorized as
   of December 31, 1999 and 1998, 7,658,321 and 6,408,321
   shares issued and outstanding as of December 31, 1999 and
   1998, respectively                                             16,076,132          15,039,646
Capital surplus                                                      975,280           1,196,029
Accumulated deficit                                               (3,952,251)         (4,342,724)
                                                                 -----------         -----------

Total shareholders' equity                                        13,099,161          11,892,951
                                                                 -----------         -----------

Total liabilities and shareholders' equity                       $19,144,106         $17,594,709
                                                                 ===========         ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                          CHICAGO PIZZA & BREWERY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                        1999                 1998                 1997
                                                                     -----------          -----------          -----------
Revenues                                                             $37,392,793          $30,051,503          $26,191,472
Cost of sales                                                         10,490,329            8,458,829            7,732,193
                                                                     -----------          -----------          -----------

       Gross profit                                                   26,902,464           21,592,674           18,459,279
                                                                     -----------          -----------          -----------
Costs and expenses:
Labor and benefits                                                    13,542,002           10,830,181            9,085,853
Occupancy                                                              2,998,346            2,562,825            2,363,002
Operating expenses                                                     4,160,479            3,520,221            3,384,616
General and administrative                                             3,217,921            2,583,384            2,636,904
Depreciation and amortization                                          1,517,428            1,737,430            1,388,551
Restaurant opening expenses                                              516,953
Restaurant closing expense                                               148,464
                                                                     -----------          -----------          -----------

Total cost and expenses                                               26,101,593           21,234,041           18,858,926
                                                                     -----------          -----------          -----------

      Income (loss) from operations                                      800,871              358,633             (399,647)
                                                                     -----------          -----------          -----------
Other income (expense):
Gain on involuntary conversion of assets                                                                           202,082
Interest income                                                           64,839               95,153              216,333
Interest expense                                                        (315,086)            (306,259)            (341,283)
Other income (expense), net                                               15,852               (5,090)              19,438
                                                                     -----------          -----------          -----------

Total other income (expense)                                            (234,395)            (216,196)              96,570
                                                                     -----------          -----------          -----------
      Income (loss) before minority interest, income taxes and
          change in accounting                                           566,476              142,437             (303,077)

Income applicable to minority interest in partnership                    (44,227)             (56,254)             (11,052)
                                                                     -----------          -----------          -----------

      Income (loss) before income taxes and change in accounting         522,249               86,183             (314,129)

Income tax expense                                                       (25,601)              (1,600)                (800)
                                                                     -----------          -----------          -----------

      Income (loss) before change in accounting                          496,648               84,583             (314,929)
Cumulative effect of change in accounting                                106,175
                                                                     -----------          -----------          -----------

Net income (loss)                                                       $390,473              $84,583            ($314,929)
                                                                     ===========          ===========          ===========
Net income (loss) per share:
      Basic and diluted:
Net income (loss) before cumulative effect of change in                    $0.07            $0.01                   ($0.05)
   accounting
      Cumulative effect of change in accounting                            (0.02)
                                                                     -----------          -----------          -----------
Net income (loss)                                                          $0.05            $0.01                   ($0.05)
                                                                     ===========          ===========          ===========

Basic weighted average number of common shares outstanding             7,401,472            6,408,321            6,408,321
                                                                     ===========          ===========          ===========

Diluted weighted average number of common shares outstanding           7,410,722            6,419,851            6,408,321
                                                                     ===========          ===========          ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                          CHICAGO PIZZA & BREWERY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                               Capital          Accumulated
                                               Shares       Amount             Surplus            Deficit            Total
                                            -----------  -------------       ------------      -------------     -------------
Balance, December 31, 1996                   6,408,321    $15,039,646         $1,196,029        ($4,112,378)      $12,123,297

Net loss                                                                                           (314,929)        (314,929)
                                            -----------  -------------       ------------      -------------     -------------
Balance, December 31, 1997                   6,408,321    15,039,646           1,196,029         (4,427,307)       11,808,368

Net income                                                                                            84,583           84,583
                                            -----------  -------------       ------------      -------------     -------------
Balance, December 31, 1998                   6,408,321    15,039,646           1,196,029         (4,342,724)       11,892,951

Private placement of common stock, net       1,250,000       876,486                                                  876,486
Reallocation of  value of 3,200,000
    warrants cancelled under terms
    of private placement                                     160,000           (160,000)                               -
Purchase of redeemable warrants                                                 (60,749)                             (60,749)
Net income                                                                                           390,473          390,473
                                            -----------  -------------       ------------      -------------     -------------
Balance, December 31, 1999                   7,658,321    $16,076,132           $975,280        ($3,952,251)      $13,099,161
                                            ===========  =============       ============      =============     =============


              The accompanying notes are an integral part of these consolidated financial statements.

                          CHICAGO PIZZA & BREWERY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                           1999                1998                1997
                                                                     -------------        ------------        ------------
Cash flows from operating activities:
Net income (loss)                                                        $390,473             $84,583           ($314,929)
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
Depreciation and amortization                                           1,517,428           1,737,430           1,388,551
Change in accounting principle                                            106,175
Gain on involuntary conversion of assets                                                                         (202,082)
(Gain) loss on sale of restaurant                                         116,318                                 (16,678)
Minority interest in partnership                                           44,227              56,254              11,052
Changes in assets and liabilities:
    Accounts receivable                                                    33,744             (14,063)             (4,227)
    Inventory                                                            (110,006)             15,425            (104,631)
    Prepaids and other current assets                                    (210,453)            (32,852)           (555,451)
    Other assets                                                           (9,397)            (36,584)            (16,020)
    Accounts payable                                                      (15,935)             87,836            (221,943)
    Accrued expenses                                                      424,445             185,362             (97,915)
    Other liabilities                                                     (12,968)            (12,968)            (12,704)
                                                                     -------------        ------------        ------------
             Net cash provided by (used in) operating activities        2,274,051           2,070,423            (146,977)
                                                                     -------------        ------------        ------------
Cash flows from investing activities:
Purchases of equipment                                                 (4,470,283)         (2,038,596)         (3,303,414)
Purchase of  liquor licenses                                                                  (53,545)
Proceeds from involuntary conversion of asset                                                                     260,691
Proceeds from sale of restaurants, net of expenses                         55,270               7,000              40,900
                                                                     -------------        ------------        ------------
             Net cash used in investing activities                     (4,415,013)         (2,085,141)         (3,001,823)
                                                                     -------------        ------------        ------------
Cash flows from financing activities:
Proceeds from sale of common stock                                      1,000,000
Equipment loan proceeds                                                   699,604
Release of cash pledged as collateral                                                         560,830
Repurchase of redeemable warrants                                         (60,749)
Payments on related party debt                                           (339,533)           (336,306)           (320,241)
Payments on debt                                                         (293,034)           (285,150)           (220,993)
Principal payments on capital lease obligations                          (137,112)           (106,877)            (75,603)
Distributions to minority interest partners                               (30,108)            (32,423)            (14,822)
                                                                     -------------        ------------        ------------
             Net cash provided by (used in) financing activities          839,068            (199,926)           (631,659)
                                                                     -------------        ------------        ------------

             Net decrease in cash and cash equivalents                 (1,301,894)           (214,644)         (3,780,459)
Cash and cash equivalents, beginning of period                          1,490,705           1,705,349           5,485,808
                                                                     -------------        ------------        ------------
Cash and cash equivalents, end of period                                 $188,811          $1,490,705          $1,705,349
                                                                     =============        ============        ============

              The accompanying notes are an integral part of these consolidated financial statements.

                          CHICAGO PIZZA & BREWERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company And Summary Of Significant Accounting Policies:

OPERATIONS

      Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") was incorporated in California on October 1, 1991. The Company owns and operates 26 restaurants located in Southern California, Oregon, Washington and Colorado and a controlling interest in one restaurant in Lahaina, Maui. Each of the restaurants is currently operated as either a BJ's Pizza, Grill & Brewery, a BJ's Pizza & Grill, a BJ's Pizza & Grill OTC or, located exclusively in the Northwest, a Pietro's Pizza. During 1999, the Company opened three restaurants in southern California, BJ's Pizza & Grills in Arcadia, California and La Mesa, California in January and November, respectively, and a BJ's Pizza, Grill & Brewery in Woodland Hills, California in April.

BASIS OF  PRESENTATION

      The accompanying financial statements of the Company as of the years ended December 31, 1999, 1998 and 1997 are presented on a consolidated basis, and include the accounts of the Company, its wholly owned subsidiary, Chicago Pizza Northwest, Inc. and BJ's Lahaina, L.P. The Company operates in the restaurant industry exclusively in the United States. All significant intercompany transactions and balances have been eliminated.

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


               Furniture and fixtures                        7 years
               Equipment                                  5-10 years
               Leasehold improvements                     7-25 years


       The Company periodically evaluates the carrying value of its property and equipment, including related useful lives. Impairment losses to long lived assets are recognized when the carrying value of an asset exceeds the estimated fair value of the asset. Management believes there is no impairment of the net book value of its property and equipment at December 31, 1999.

       1.     The Company And Summary Of Significant Accounting Policies
              (continued):

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

       PREPAIDS AND OTHER CURRENT ASSETS

       As had been the practice of many restaurant entities, the Company previously deferred its restaurant preopening costs and amortized them over the twelve-month period following the opening of each new restaurant. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), Accounting for the Costs of Start-Up Activities. SOP 98-5 requires all costs of start-up activities that are not otherwise capitalizable as long-lived assets to be expensed as incurred. The Company adopted SOP 98-5 during the first quarter of 1999. This new accounting standard accelerates the Company's recognition of costs associated with the opening of new restaurants but will benefit the post-opening results of new restaurants. The Company's total deferred preopening costs were $106,175 at January 1, 1999. As provided by SOP 98-5, the Company wrote off the balance of deferred preopening costs during the first quarter of 1999.

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

       The Company periodically evaluates the carrying value of goodwill including the related amortization periods. The Company determines whether there has been impairment by comparing the anticipated undiscounted future cash flows from operations of the acquired restaurants with the carrying value of the goodwill. Management does not believe there is any impairment of goodwill valuation at December 31, 1999.

REVENUE RECOGNITION

       Revenue from restaurant sales is recognized when food and beverage is sold.

ADVERTISING COSTS

       Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 were $657,808, $558,291 and
       $761,780, respectively.

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

MINORITY INTEREST

       For the consolidated financial statements as of December 31, 1999 and 1998, minority interest represents the limited partners' interests totaling 46.32% for BJ's Lahaina, L.P.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards ("SFAS") Opinion No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. Disclosures regarding the fair value of financial instruments have been derived using external market sources, estimates using present value or other valuation techniques. Cash, accounts payable, accrued liabilities and short-term debt are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value.

NET INCOME PER SHARE

        Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive net income per share reflects the potential dilution that could occur if stock options issued by the Company to sell common stock at set prices were exercised. The financial statements present basic and dilutive net income per share. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercises of outstanding stock options using the treasury stock method.

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

BUSINESS OPERATIONS

         The Company incurred net losses during its organization and acquisition of restaurants. While many of these costs were created by the ramping-up of the organization and restaurant concept development, including a more expansive menu, food testing, and micro-brewing concepts, management believes that the controlling of these costs has been a factor in achieving its recent profitability. Management believes the Company can continue to improve its profitability through increased sales relating to its extended menu and the continuing development of additional restaurant sites.

         While there can be no assurance that management's plans, if executed, will continue to improve the Company's profitability, management believes their plans provide the Company with a strong base to accomplish their goals.

2.   Concentration Of Credit Risk:

        Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. The Company maintains its cash accounts at various banking institutions. At times, cash and cash equivalent balances may be in excess of the FDIC

2.   Concentration of Credit Risk (continued):

       insurance limit. Cash equivalents represent money market funds and certificates of deposits.

3.   Property and Equipment:

        Property and equipment consisted of the following as of:


                                                                                    DECEMBER 31,
                                                                        ----------------------------------
                                                                             1999                  1998
                                                                        -----------           ------------
       Furniture and fixtures                                            $1,181,972              $715,098
       Equipment                                                          5,534,479             4,101,864
       Leasehold improvements                                             9,545,323             6,545,352
                                                                        -----------           ------------
                                                                         16,261,774            11,362,314
       Less, accumulated depreciation and amortization                  (4,204,880)           (2,990,505)
                                                                        -----------           ------------
                                                                         12,056,894             8,371,809
       Construction in progress                                             473,019             1,195,795
                                                                        -----------           ------------
                                                                        $12,529,913            $9,567,604
                                                                        ===========           ============


4.   Intangible Assets:

        Intangible assets consisted of the following as of:


                                                                                    DECEMBER 31,
                                                                       ------------------------------------
                                                                           1999                      1998
                                                                       ----------                ----------
       Goodwill                                                        $5,867,358                $5,867,357
       Trademarks                                                          59,000                    58,563
       Covenant not to compete                                             50,000                    50,000
       Lease right for Lahaina lease                                       25,000                    25,000
                                                                       ----------                ----------
                                                                        6,001,358                 6,000,920
       Less, accumulated amortization                                     799,273                   634,198
                                                                       ----------                ----------
                                                                       $5,202,085                $5,366,722
                                                                       ==========                ==========


5.   Accrued Expenses:

         Accrued expenses consisted of the following as of:


                                                                                 DECEMBER 31,
                                                                   ---------------------------------------
                                                                       1999                        1998
                                                                   -----------                  ----------
       Accrued professional fees                                       $87,681                     $89,251
       Accrued rent                                                    232,515                     244,163
       Payroll related liabilities                                   1,007,506                     729,298
       Accrued interest                                                  6,294                     -
       Other                                                           376,988                     223,827
                                                                   -----------                  ----------
                                                                    $1,710,984                  $1,286,539
                                                                   ===========                  ==========


6.   Debt:

RELATED PARTY DEBT

         Related party debt consisted of the following as of:


                                                                                                   DECEMBER 31,
                                                                                      --------------------------------------
                                                                                          1999                      1998
                                                                                      -------------             ------------
       Note payable to Roman Systems, with fixed interest rate of 7%, due in monthly installments of $38,195, maturing April 1, 2004, collateralized
       by the BJ's Laguna, BJ's La Jolla and BJ's Balboa restaurants                   $1,719,148                $2,041,181

       Note payable to Roman Systems, with interest rate of 2.25%plus the bank's reference rate (7.75% at December 31, 1998 and 8.50% at December 31, 1997),
       due in monthly installments of $3,500,
       Maturing June 1, 1999                                                                -                        17,500
                                                                                      -------------             ------------
                Total related party debt                                                1,719,148                 2,058,681

       Less, current portion                                                              350,341                   339,727
                                                                                      -------------             ------------
                                                                                       $1,368,807                $1,718,954
                                                                                      =============             ============


         Future maturities of related party debt for each of the five years subsequent to December 31, 1999 and thereafter are as follows:

                             2000                                           $350,341
                             2001                                            378,068
                             2002                                            405,989
                             2003                                            433,909
                             2004                                            150,841
                             Thereafter                                       -
                                                                          -----------
                                                                          $1,719,148
                                                                          ===========

         Total interest expense on related party debt for the years ended December 31, 1999, 1998 and 1997 was approximately $136,000, $164,000and $194,000, respectively.

OTHER LONG-TERM DEBT

        Other long-term debt consisted of the following as of :


                                                                                                        DECEMBER 31,
                                                                                            ------------------------------------
                                                                                               1999                     1998
                                                                                            ----------               -----------
       Notes payable to a financial institution with an implicit Interest rates of 11.63% to 13.68% due in monthly Installments of $12,176, maturing
       February 15, 2006, Collateralized by improvements and restaurant equipment And furniture at the BJ's Arcadia and BJ's Woodland Hills
       restaurants.                                                                          $637,007

       Note payable to a financial institution with interest rate of 2%plus the bank's reference rate (8.50% at December 31, 1999 and 7.75% at December 31,
       1998), due in monthly installments of
       $12,513, maturing March 1, 2001                                                        180,695                  $330,849

       Notes payable to taxing authorities for Pietro's outstanding tax claims as part of the Debtor's Plan of Reorganization, due in quarterly installments of  $32,670 from July 1, 1996
       through April 1, 1997 and $20,071 from July 1, 1997 through
       June 30, 2001 and varying payments totaling an aggregate of
       $34,122 from October 1, 2001 until April 1, 2002.  Interest
       accrues at 8.25%                                                                       154,548                   234,831
                                                                                            ----------               -----------
                                                                                              972,250                   565,680
       Less, current portion                                                                  284,919                   210,367
                                                                                            ----------               -----------

                                                                                             $687,331                  $355,313
                                                                                            ==========               ===========


        Future maturities of other long-term debt for years subsequent to December 31, 1999 are as follows:


                                   2000                                        $284,919
                                   2001                                         192,035
                                   2002                                         111,108
                                   2003                                         106,203
                                   2004                                         119,506
                                   Thereafter                                   158,478
                                                                             ------------
                                                                               $972,249
                                                                             ============


         Total interest expense on other long-term debt for the years ended December 31, 1999, 1998 and 1997 was approximately $120,000, $76,000and
         $125,000, respectively.

         On January 15, 1999 the Company completed a financing agreement with a lender to provide equipment financing totaling $1,000,000 for the equipment and furnishings required by the two additional California locations. A commitment fee was paid by the Company in January 1999, and initial funding, as provided by the proposal, took place in March 1999. The maturities of the several notes are approximately seven years from the date of loan funding.

7.   Capital Leases:

         The Company leases point-of-sale and other equipment under capital lease arrangements. The equipment financed by the capital leases has an original cost of $469,187 and $488,732 at December 31, 1999 and 1998, respectively. Accumulated amortization related to these leases is $165,735 and $209,546 as of December 31, 1999 and 1998, respectively. The obligations under capital leases have a weighted average interest rate of 18.46% and mature at various dates through 2002. Annual future minimum lease payments for years subsequent to December 31, 1999 are as follows:

               2000                                            166,091
               2001                                             23,170
               2002                                                354
                                                              --------
               Total minimum payments                          189,615
               Less, amount representing interest               20,099
                                                              --------
               Obligations under capital leases                169,516
               Less, current portion                           146,942
                                                              --------
               Long-term portion                               $22,574
                                                              ========

         Imputed interest expense on capital leases for the years ended December 31, 1999, 1998 and 1997 was approximately $59,000, $66,000and $22,000, respectively.

8. Commitments and contingencies:

LEASES

         The Company leases its restaurant and office facilities under noncancelable operating leases with remaining terms ranging from approximately 1 month to 16 years with renewal options ranging from 5 to 15 years. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $2,490,252, $2,184,223 and $2,023,738, respectively.

         The Company has certain operating leases which contain fixed escalation clauses. Rent expense for these leases has been calculated on a straight-line basis over the term of the leases. A deferred credit in the amount of $217,445 and $228,914 has been established and included in accrued expenses at December 31, 1999 and December 31, 1998, respectively, for the difference between the amount charged to expense and the amount paid. The deferred credit will be amortized over the life of the leases.

         A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, above, for the years ended December 31, 1999, 1998 and 1997 were $289,054, $189,572 and $71,702, respectively.

         The following are the future minimum rental payments under noncancelable operating leases for each of the five years subsequent to December 31, 1999 and in total thereafter:

                    2000                             $2,725,557
                    2001                              2,803,863
                    2002                              2,449,531
                    2003                              2,102,152
                    2004                              1,656,918
                    Thereafter                        7,669,108
                                                    -----------
                                                    $19,407,129
                                                    ===========

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

LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit brought by the owner and landlord of property in Aloha, Oregon where the Company formerly operated a Pietro's restaurant. This restaurant was heavily damaged by fire in February 1997, and the Company received insurance proceeds for its assets that were lost in the fire. The property owner contends that it was the Company's obligation to rebuild a restaurant at this location with the insurance proceeds. The Company has continued to pay rent since the fire, but is of the opinion that the insurance payments were made to compensate the Company for the loss of its personal property, and the obligation to repair the fire damage rests with the landlord. The Company has filed a counterclaim for breach of its lease, and to recover damages it has suffered due to the landlord's failure to rebuild.

         A settlement agreement is being considered by both the Company and the landlord, which contemplates a sublease of the property by the Company to a third party and no payment of damages by either the Company or the landlord. If the sublease is not completed, the case may proceed to trial. The Company does not believe the lawsuit will have a material adverse effect on its consolidated financial position, consolidated results of operations, or cashflows.

EMPLOYMENT AGREEMENTS

          Effective March 26, 1996, the Company entered into employment agreements with Paul Motenko and Jeremiah J. Hennessy, currently Co-chief Executive Officers. The agreements provide for a minimum annual salary of $135,000, subject to escalation annually in accordance with the Consumer Price Index, and certain benefits through 2004. The agreements may be terminated by either party. The agreements also contain provisions for additional cash compensation based on earnings or income of the Company. The agreements contain provisions which grant the employees the right to receive salary and benefits, as individually defined, if such employee is terminated by the Company without cause.

          Effective June 21, 1999 the Company entered into an employment agreement with Ernest T. Klinger, President. The agreement provides for a minimum salary of $145,000, subject to escalation annually in accordance to the Consumer Price Index, and certain other benefits through March 2004. The agreement may be terminated by either party. The agreement also contains provisions for additional cash compensation based on earnings or income of the Company. The agreement contains provisions which grant the employee the right to receive salary and benefits, as defined, if the employee is terminated by the Company without cause.

 9.   Shareholders' Equity:

PREFERRED STOCK

          The Company is authorized to issue 5,000,000 shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were outstanding at December 31, 1999 or 1998. The Company currently has no plans to issue shares of preferred stock. :

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

          The Company issued Redeemable Warrants with the Company's IPO on October 15, 1996. At December 31, 1999, the Company had 7,964,584 Redeemable Warrants outstanding. Each redeemable warrant entitles the holder thereof to purchase, at any time during the 54-month period commencing one year after the date of the Company's IPO, one share of Common Stock at a price of 110% of the initial public offering price per share ($5.50), subject to adjustment in accordance with the anti-dilution and other provisions referred to below.

          In conjunction with the private placement discussed in the preceding section, 3.2 million of the Company's redeemable warrants held by ASSI, Inc. were cancelled.

          The Redeemable Warrants are subject to redemption by the Company at any time, at a price of $.25 per Redeemable Warrant if the average closing bid price of the Common Stock equals or exceeds 140% of the IPO price per share ($7.00) for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of notice of redemption. Redemption of the Redeemable Warrants can be made only after 30 days notice, during which period the holders of the Redeemable Warrants may exercise the Redeemable Warrants.

10. Income Taxes:

         The provision for income tax consists of the following for the years ended December 31:

                                                          1999              1998                 1997
                                                       ----------         ---------           ---------
                  Current:
                    Federal                              $23,101
                    State                                  2,500             $1,600               $800
                                                       ----------         ---------           ---------
                                                         $25,601              1,600                800

                  Deferred:
                    Federal
                    State
                                                       ----------         ---------           ---------
                     Provision for income taxes          $25,601             $1,600               $800
                                                       ==========         =========           =========

       The temporary differences which give rise to deferred tax provision (benefit) consist of the following for the years ended December 31:

                                                               1999               1998               1997
                                                           ------------        -----------      ------------
       Property and equipment                                  $151,850            $20,457         ($83,530)
       Goodwill                                                $108,812            116,762            40,835
       Accrued liabilities                                    ($12,117)            (6,123)             5,052
       Investment in partnerships                             ($12,045)           (44,896)           (5,965)
       Net operating losses                                    $176,161             32,854          (59,042)
       Income tax credits                                    ($231,391)           (99,655)         (103,657)
       Other                                                  ($70,698)             58,197             (233)
       Change in valuation allowance                         ($110,572)           (77,596)           206,540
                                                           ------------        -----------      ------------
                                                                $0                $0                  $0
                                                           ============        ===========      ============

       The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

                                                               1999                1998               1997
                                                           ------------        -----------      ------------
       Statutory regular federal income tax benefit               34.0%              34.0%           (34.0)%
       Non-deductible expenses                                     6.5%
       State income taxes, net of federal benefit                  0.4%               1.2%              0.3%
       Change in valuation allowance                             (0.4)%              65.6%             54.2%
       Change in credits                                        (55.0)%           (150.8)%           (32.9)%
       Employer tax credit disallowance                           17.6%              46.9%             10.8%
       Other, net                                                  0.2%               5.0%              1.8%
                                                           ------------        -----------      ------------
                                                                   3.5%               1.9%              0.2%
                                                           ============        ===========      ============

       The components of the deferred income tax asset and (liability) consist of the following at December 31:

                                                          1999                  1998                    1997
                                                     -------------         --------------          -------------
       Property and equipment                              $20,107               $171,957               $192,414
       Goodwill                                           (398,597)              (289,785)              (173,023)
       Accrued liabilities                                  50,179                 38,062                 31,939
       Investment in partnerships                           83,050                 71,005                 26,110
       Net operating losses                              1,421,129              1,597,290              1,630,144
       Income tax credits                                  528,111                284,375                184,720
       Other                                                18,785               (39,568)                 18,628
                                                     -------------         --------------          -------------
                                                         1,722,764              1,833,336              1,910,932
       Valuation allowance                              (1,722,764)            (1,833,336)            (1,910,932)
                                                     -------------         --------------          -------------
       Net deferred income taxes                           $-                   $-                     $-
                                                     =============         ==============          =============

         As of December 31, 1999, the Company had net operating loss carryforwards for federal and state purposes of approximately $3,880,000 and $1,140,000, respectively. At December 31, 1998, the respective tax carryforwards were approximately $4,225,000 and $2,194,000. The net operating loss carryforwards begin expiring in 2008 for federal purposes and 1997 for state purposes.

         The Company has a federal credit for FICA taxes paid on employees' tip income of approximately $520,000. The credit will begin to expire in 2011.

         The utilization of net operating loss ("NOL") and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the Initial Public Offering in 1996. The Company has not previously generated taxable income, and there is no opportunity to carryback losses to prior periods. The Company has therefore not recognized a deferred tax asset as of December 31, 1999 and 1998.

11. Supplemental Cash Flow Information :

         Supplemental cash flow items consisted of the following for the years ended December 31:

                                                      1999                  1998                 1997
                                                 -------------         -------------       --------------
       Cash paid for:
         Interest                                     $308,792              $306,523             $381,109
         Taxes                                         $25,601                $1,600                 $800

         Supplemental information on noncash investing and financing activities consisted of the following for the years ended December 31:

                                                                     1999                      1998
                                                                ---------------            --------------
       Equipment purchases under a capital lease                         $3,600                  $112,796

12.  1996 Stock Option Plan:

         The Company adopted the 1996 Stock Option Plan as of August 7, 1996 under which options may be granted to purchase up to 600,000 shares of common stock, and was amended on September 28, 1999, increasing the total number of shares under the plan to 1,200,000. The 1996 Stock Option Plan provides for the options issued to be either incentive stock options or non-statutory stock options as defined under Section 422A of the Internal Revenue Code. The exercise price of the shares under the option shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The 1996 Stock

         Option Plan expires on June 30, 2005 unless terminated earlier. The options generally vest over a three-year period.

         The following is a summary of changes in options outstanding pursuant to the plan for the years ended December 31, 1999, 1998 and 1997:

                                                                                          Weighted Average
                                                                      Shares               Exercise Price
                                                                  ----------------       ------------------
         Outstanding options at December 31, 1996                          487,500              $5.00
         Granted                                                            25,000              $1.00
         Exercised                                                       -                        -
         Terminated                                                      (159,591)              $5.00
                                                                  ----------------       ------------------
         Outstanding options at December 31, 1997                          352,909              $4.14
         Granted                                                           176,500              $1.88
         Exercised                                                       -                        -
         Terminated                                                       (79,409)              $4.94
                                                                  ----------------       ------------------
         Outstanding options at December 31, 1998                          450,000              $3.11
         Granted                                                           528,000              $1.26
         Exercised                                                       -                        -
         Terminated                                                       (51,500)              $3.53
                                                                  ================       ==================
         Outstanding options at December 31, 1999                          926,500              $2.38

         Options exercisable at end of year                                570,833              $2.70
                                                                  ================       ==================

         The per share weighted average fair value for options granted in 1999, 1998 and 1997 was $1.26, $0.93 and $0.51, respectively. Information relating to significant option groups outstanding at December 31, 1999 are as follows:

                                                    Life of
         Exercise Price       Outstanding         Outstanding         Options
                                Shares            Shares(Yr.)       Exercisable
         ---------------     --------------      -------------     -------------
                   $5.00            125,000          6.77                125,000
                   $3.00             92,000          6.77                 92,000
                   $1.88            611,500          8.99                328,833
                   $1.81             53,000          9.56
                   $1.69             20,000          9.74
                   $1.00             25,000          7.31                 25,000
                             --------------      -------------     -------------
                   Total            926,500          8.40                570,833
                             ==============      =============     =============


           The Company has adopted the disclosure-only provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, since options were granted with an option price equal to the grant date market value of the Company's common stock, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value of the option at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income and basic income per share would have been decreased to the pro forma amounts indicated below as of December 31,

                                                           1999                 1998                 1997
                                                       ------------         ------------         ------------
       Net income, as reported                           $390,473             $84,583             ($314,929)
       Net loss, pro forma                              ($155,878)           ($155,515)           ($542,062)
       Basic and diluted income (lose) per share,
            as reported                                   $0.05                $0.01               ($0.05)
       Basic and dilutive loss per share, pro forma       $0.00               ($0.02)              ($0.08)

           The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility of the Company's stock ranging from 49.0% to 78.9%, (c) a risk-free interest rate ranging from 4.88% to 6.74% and (d) expected option life of five years.

13.  Acquisitions And Transfers:

LA MESA, CALIFORNIA

          In August 1999, the Company entered into a sublease for its La Mesa, California restaurant location. The site was renovated and opened on November 8, 1999.


SALE OF RESTAURANTS

          In May 1999, the lease on the BJ's Pizza & Grill - OTC in The Dalles, Oregon terminated. The Company and the landlord could not reach an agreement on the terms of a lease extension. A portion of the restaurant equipment was sold to the landlord, and additional equipment was removed for use at other BJ's locations. The Company incurred a non-cash charge of $112,300 for a loss on the sale of assets to the landlord, primarily leasehold improvements, at this location and an additional $28,700 for the settlement of claims made by the landlord

          In June 1999, a Pietro's restaurant located in Eugene, Oregon was closed. The Company and the landlord could not reach an agreement on the terms of a new lease. This restaurant did not figure significantly in the Company's future plans, and the Company chose to close it rather than meet the landlord's request for an extensive remodel. The Company incurred a non-cash charge of $4,000 on the closure of this restaurant.

14.  Selected Quarterly Financial Data (Unaudited):

         Summarized unaudited quarterly financial data for the Company is as follows:

                                        March 31,           June 30,        September 30,        December 31,
                                          1999                1999                1999                 1999
                                      ------------       ------------      --------------       --------------
Total revenues                          $8,092,403         $9,947,282         $10,039,105           $9,314,003
Gross profit                            $5,868,007         $7,157,045          $7,177,145           $6,700,267
Income (loss) from operations              $60,290           $420,865            $444,215            ($124,499)
Net income (loss) before effect
     of accounting change                  ($7,545)          $343,909            $330,876            ($170,592)
Effect of accounting change              ($106,175)
Net income (loss)                        ($113,720)          $343,909            $330,876            ($170,592)
Basic and diluted net income
    (loss) per share before
accounting change                            $0.00              $0.04               $0.04               ($0.01)
Basic and diluted net income
    (loss) per share                        ($0.02)             $0.04               $0.04               ($0.01)


                                        March 31,           June 30,        September 30,        December 31,
                                          1998               1998               1998                 1998
                                      ------------       ------------      --------------       --------------
Total revenues                          $6,888,256         $7,825,198          $8,157,975           $7,180,073
Gross profit                            $4,875,930         $5,666,523           5,926,040           $5,124,181
Income (loss) from operations           ($136,361)           $284,025            $355,680           ($144,711)
Net income (loss)                       ($179,501)           $178,360            $285,151           ($199,427)
Basic and dilutive net income
    (loss) per share                       ($0.03)              $0.03               $0.04              ($0.03)

15. Subsequent event:

In February 2000, the Company entered into an agreement with a bank for a collateralized term loan for $4,000,000. There is an initial twelve-month draw down period and a subsequent thirty-six month term-out period. Interest accrued on outstanding borrowings shall be Wall Street Journal Prime plus 2.0% or LIBOR plus 3.5%, and Wall Street Journal Prime plus 3.0%, floating or fixed during the term out period. Payment shall be interest only during the draw down period and an even amortization during the term out period, with a final maturity on February 15, 2004. The Company paid a one percent loan fee. This loan agreement contains, among other things, certain financial covenants and restrictions.