Form 10-K/A
period 1999-12-31
CHICAGO PIZZA & BREWERY INC
filed 2000-04-28
CIK 1013488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A
                       THE SECURITIES EXCHANGE ACT OF 1934

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                    For the fiscal year ended December 31, 1999

                                       OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the transition period from _______________ to ______

                         Commission file number 0-21423

                          CHICAGO PIZZA & BREWERY, INC.
              (Exact name of registrant as specified in its charter)

 CALIFORNIA                                             33-0485615
(State or other jurisdiction of                        (I.R.S.Employer
  incorporation or organization)                        Identification Number)

                            26131 Marguerite Parkway
                                     Suite A
                         Mission Viejo, California 92692
                                 (949) 367-8616
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:   None

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

   Title of Each Class               Name of each Exchange on Which Registered
   -------------------               -----------------------------------------
Common  Stock,  No  Par  Value                     NASDAQ

Indicate  by  check  mark  whether  the  Registrant  (1)  has  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  YES  X    NO
                                                     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                  ---

The aggregate market value of the common stock of the Registrant ("Common Stock") held by non-affiliates as of December 31, 1999 based on the market price at April 19, 2000 was $9,474,911. As of April 19, 2000, there were 7,658,321 shares of Common Stock of the Registrant outstanding and 7,964,584 Redeemable Warrants of the Registrant outstanding.

DOCUMENTS  INCORPORATED  BY  REFERENCE

None

                                    PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE          WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS

     The following table sets forth certain information concerning the members of the Company's present Board of Directors:


Nominee                    Principal Occupation                                         Age
---------------------      ----------------------------------------------------         ---
Paul A. Motenko            Co-Chairman of the Board, Co-Chief Executive Officer,
                           Vice President and Secretary of the Company                  45

Jeremiah J. Hennessy       Co-Chairman of the Board, Co-Chief Executive Officer
                           and Chief Operating Officer of the Company                   41


Ernest T. Klinger          Co-Chairman of the Board, President
                           and Chief Financial Officer of the Company                   64

Barry J. Grumman           Senior Partner in the Law Offices of Grumman
                           & Rockett                                                    49

Stanley B. Schneider       Managing Partner of Gursey, Schneider & Co.                  64

Allyn R. Burroughs         Chief Executive Officer and Chairman of the Board
                           of Directors of American Convenience Corporation             67

Mark James                 Partner in the Law Offices of James, Driggs, Walch,
                           Santoro, Kearney, Johnston & Thompson                        40


     PAUL A. MOTENKO has been Co-Chairman of the Board, Co-Chief Executive Officer, Vice President and Secretary of the Company since June 1999. Previously, since its inception in 1991, he was the Chief Executive Officer, Chairman of the Board, Vice President and Secretary of the Company. He is also Chairman of the Board and Secretary of Chicago Pizza Northwest, Inc., a Washington corporation and wholly owned subsidiary of the Company ("CPNI"). He is a certified public accountant and was a founding partner in the firm Motenko, Bachtelle & Hennessy from 1980 to 1991. In this capacity, Mr. Motenko provided accounting and consulting services to several restaurant companies, including BJ's Chicago Pizzeria. From 1976 to 1980, Mr. Motenko was employed as an accountant and consultant for several accounting firms, including Kenneth Leventhal and Company and Peat, Marwick, Main. Mr. Motenko graduated with high honors from the University of Illinois in 1976 with a Bachelor of Science in accounting.

     JEREMIAH J. HENNESSY has been Co-Chairman of the Board, Co-Chief Executive Officer and Chief Operating Officer of the Company since June 1999. Previously, since its inception in 1991, he was the President, Chief Operating Officer and a Director of the Company. During 1997 he was appointed the Chief Financial Officer of the Company. He is also Chief Executive Officer and a Director of CPNI. Mr. Hennessy is a certified public accountant and was a partner in the firm Motenko, Bachtelle & Hennessy from 1988 to 1991. His public accounting practice involved extensive work for food service and restaurant clientele. He served as a controller for a large Southern California construction company and has extensive background in construction and development. Mr. Hennessy has also worked in various aspects of the restaurant industry for Marie Callendar's and Knott's Berry Farm. Mr. Hennessy graduated Magna Cum Laude from National University in 1983 with a Bachelor of Science in accounting.

     ERNEST  T.  KLINGER  was  appointed  President, Chief Financial Officer and
Co-Chairman of the Board on June 21, 1999. He has been a Director of the Company since April 1997. Mr. Klinger is a certified public accountant and previously served as Chief Financial Officer and Vice President-Finance and
Administration  of  Arden   Group,  Inc.,  which  consists  of  thirteen
supermarkets, including Gelson's and Mayfair. Mr. Klinger received a Bachelor of Laws from LaSalle University, Chicago, Illinois and a Bachelor of Business Administration from the University of Minnesota, Minneapolis. Mr. Klinger serves as a director of HomeBase, Inc.

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

     BARRY  J.  GRUMMAN  was  named  a Director of the Company in November 1994.
Mr.  Grumman  has  been  the  Senior  Partner  in  the  Law Offices of Grumman &
Rockett, a Newport Beach, California law firm specializing in civil litigation, since 1977. Mr. Grumman also has extensive experience as an investor in private companies and has invested in companies that have gone public. Mr. Grumman is very active in various charities and is a past recipient of the prestigious "Breath of Life" award from the Cystic Fibrosis Foundation. Mr. Grumman received a Bachelor of Arts in political science from the University of California at Los Angeles in 1972 and a JD from USF College of Law in 1975.

     ALLYN R. BURROUGHS is Chief Executive Officer and Chairman of the Board of American Convenience Corp. For the past 15 years, Mr. Burroughs has served as an executive officer of various real estate and hotel development and management companies. He has participated in the investment, acquisition, development, sale and management of multi-family residential properties, shopping centers and office buildings in the western region of the United States. Most recently, Mr. Burroughs was Executive Vice President of NCA Management, Inc., a hotel management company where his responsibilities were senior hotel staffing, management information systems, sales, monitoring daily operations and cash management.


     MARK JAMES and several partners joined to create the law firm of James, Driggs & Walch, which has now become the law firm of James, Driggs, Walch, Santoro, Kearney, Johnson & Thompson. Mr. James has an extensive practice in the areas of business litigation, water law and natural resources and environmental law. Previously, he was with the law firm of Baker & Botts and the Las Vegas firm of Jolley, Urga, Wirth & Woodbury. In 1992, Mr. James was elected to the Nevada State Senate. He was selected to chair the Senate Judiciary Committee, the only freshman selected for the post since 1935. In
1994, he was re-elected and continues to serve as Senate Judiciary Committee chairman. Mr. James received a B.S. in Political Science from Lewis & Clark College and earned a JD with High Distinction from the University of Arizona College of Law.

     The terms of all directors will expire at the next annual meeting of shareholders or when their successors are elected and qualified. The Company has an agreement with ASSI, Inc. to use its best efforts to have two designees of ASSI, Inc. elected to the Board of Directors of the Company. Mr. Burroughs and Mr. James are the current directors designated by ASSI, Inc. The Board of Directors may fill interim vacancies of directors. Each officer is elected by and serves at the discretion of, the Board of Directors, subject to the terms of any employment agreement.

SIGNIFICANT EMPLOYEES

     The following table sets forth certain information concerning certain significant employees of the Company.


NAME                    AGE         POSITION
--------------------    ---         ------------------------------------------
Alexander M. Puchner    39          Senior Vice President Brewing Operations
R. Dean Gerrie          48          Senior Vice President Design & Marketing
Salvador A. Navarro     45          Vice President of Food and Beverage
Ramon David             50          President of Chicago Pizza Northwest, Inc.
Alan S. Rodomsky        52          Director of Northwest Operations


     ALEXANDER M. PUCHNER is Senior Vice President of Brewing Operations for the Company, having been appointed to such position in March 1999 and was Vice President of Brewing Operations since January 1996. From 1994 to 1995, Mr. Puchner served as brewmaster for Laguna Beach Brewing Co. and from 1993 to 1994 as brewmaster for the Huntington Beach Beer Co. From 1988 to 1993, Mr. Puchner served as Product Manager for Aviva Sports/Mattel Inc. and Marketing Research Manager for Mattel Inc. Mr. Puchner was awarded a silver medal in the strong ale category at the 1996 Great American Beer Festival for BJ's Jeremiah Red Ale. That was followed by a bronze medal in The American Pale Ale category in 1998 for BJ's Piranha Pale Ale. Other awards for BJ's beers include: a silver medal at the 1998 World Beer Cup and First Place awards at the California State Fair in both 1997 and 1998. Mr. Puchner has also earned over 40 awards as a homebrewer, including in 1991 and 1992 at the National Homebrew Competition. Mr. Puchner has been a nationally certified beer judge since 1990. Mr. Puchner received a Bachelor of Arts from Cornell University in 1983 and a Master of Business Administration degree from the University of Chicago in June 1986.

     R. DEAN GERRIE has served as Senior Vice President of Marketing and Design since March 1999 and served as its Vice President of Marketing and Design since January 1997. Previously, Mr. Gerrie served as President/Creative Director with Guzman Gerrie Advertising from 1980 to 1989 and as principal of Dean Gerrie Design, a corporate identity and marketing consultancy, from 1989 to 1997. Mr. Gerrie studied economics/business administration at the University of California, Berkeley and design at California State University, Long Beach. He taught as an adjunct professor at the Southern California Institute of the Arts from 1994 to 1997.

     SALVADOR A. NAVARRO has served as the Vice President of Food and Beverage for the Company since June 1998 and as its Director of Food and Beverage since 1995. He brings to his position more than 20 years of experience in the food and beverage industry. Before joining Chicago Pizza & Brewery, Mr. Navarro was Central Operations Manager for Knott's Berry Farm in Buena Park, CA. Prior to that, he spent 14 years as Director of Food and Beverage for Southwest Foods, Inc.'s Claim Jumper Restaurants. Mr. Navarro was instrumental in the expansion of BJ's menu.

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

     ALAN S. RODOMSKY , Director of Operations, came to Chicago Pizza & Brewery, Inc. in 1998 with more than 21 years of experience in the restaurant industry. Before joining Chicago Pizza, Mr. Rodomsky was general manager for the 10,000 square food Champps Americana restaurant and sports bar in Irvine, CA. There he oversaw a staff of 175 employees and 10 managers producing annual sales of more than $5.5 million. Mr. Rodomsky also has supervised 75 restaurants and 3 district managers as a Regional Manager for Subway restaurants, was a district manager for the casual dining Olga's Kitchen chain and began his career with Marriott's Roy Rogers concept. Mr. Rodomsky holds a Bachelor of Arts Degree from Northland College and has completed graduate work at the University of Miami.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings are required to be furnished to the Company. During the year ended December 31, 1999, three Form-5's and two Form-3's were not filed on a timely basis by either a Company director or executive officer. The five reports not made by the required dates related to six grants of incentive stock options. Subsequent to the respective required reporting dates, the Form-5's and Form-3's were filed, and the Company has no knowledge of any failures to file a required form.

ITEM 11.     EXECUTIVE COMPENSATION.


     The following table sets forth information concerning compensation of the Chief Executive Officer and each executive officer of the Company whose salary and bonus compensation was at least $100,000 in the fiscal year ended December 31, 1999:

                                      SUMMARY COMPENSATION TABLE

                                                   Annual Compensation
                                                 -----------------------   Other Annual   Stock option
Name and Principal Position (1)                  Year   Salary    Bonus    Compensation      Grants
-----------------------------------------------  ----  --------  -------  --------------  ------------
Paul A. Motenko                                  1999  $145,715  $25,000      $10,148(3)        -0-
   Co-Chief Executive Officer, Vice-President,   1998  $141,900  $25,000      $10,955(4)        -0-
   Secretary and Co-Chairman of the Board        1997  $137,975  $   -0-      $ 8,188(5)        -0-

Jeremiah J. Hennessy                             1999  $145,715  $25,000      $10,092(6)        -0-
    Co-Chief Executive Officer and               1998  $141,900  $25,000      $11,569(7)        -0-
    Co-Chairman of the Board                     1997  $137,975  $   -0-      $ 7,877(8)        -0-

Ernest T. Klinger (2)                            1999  $ 73,447  $13,288      $14,963(9)    400,000
    President, Chief Financial Officer and       1998  $    -0-  $   -0-      $   -0-        10,000
    Co-Chairman of the Board                     1997  $    -0-  $   -0-      $   -0-        25,000

R. Dean Gerrie                                   1999  $132,069  $10,000      $11,552(10)       -0-
    Senior Vice President                        1998  $125,000  $   -0-      $13,056(11)       -0-
                                                 1997  $125,000  $   -0-      $ 4,716(12)       -0-

(1)  No other executive officer received salary and bonuses in excess of $100,000 in 1999.

(2)  Mr. Klinger was first employed by the Company on June 21, 1999 in the capacities shown.

(3)  The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $5,424) and life insurance/disability insurance
     (approximately $4,724).

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

(6)  The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $5,424) and life/disability insurance (approximately
     $4,668).

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

(9)  The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $5,540), life insurance (approximately $3,423) and auto allowance (approximately $6,000).

(10) The amount shown above is the estimated value of perquisites and other personal benefits including health insurance (approximately $5,552) and auto allowance (approximately $6,000).

(11) The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $7,056) and auto allowance (approximately $6,000).

(12) The amount shown above is the estimated value of perquisites and other personal benefits including health insurance (approximately $4,716).

                                       OPTION GRANTS IN 1999

     The following table sets forth information concerning stock options that were granted in 1999 to the officers named in the Summary Compensation Table:


                                  % of Total
                                    Options
                                  Granted to                 Black-Scholes
                       Options     Employees    Exercise     Valuation on
Name                  Granted(1)  In 1999(2)    Price(3)   Date of Grant(4)   Expiration Date
--------------------  ----------  -----------  ----------  -----------------  ---------------
Paul A. Motenko              -0-        0.00%                          ---              ---
Jeremiah J. Hennessy         -0-        0.00%                          ---              ---
Ernest T. Klinger        400,000       82.82%  $  1.875    $    508,000.00    June 21, 2009
R. Dean Gerrie               -0-        0.00%                          ---              ---


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

(4)     The present value of the stock options on the date of grant was calculated using the
Black-Scholes option pricing model.

OPTION EXERCISES IN FISCAL 1999 AND YEAR-END OPTION VALUES

     The following table sets forth information concerning stock options which were exercised during, or held at the end of, 1999 by the officers named in the Summary Compensation Table:

                            OPTION EXERCISES AND YEAR-END VALUE TABLE

                                                  Number of              Value of Unexercised
                       Shares                 Unexercised Options        In-the-Money Options
                      Acquired                at Fiscal Year End         at Fiscal Year End(1)
                        on         Value  --------------------------  ---------------------------
Name                  Exercise  Realized  Exercisable  Unexercisable  Exercisable   Unexercisable
--------------------  --------  --------  -----------  -------------  ------------  -------------
Paul A. Motenko            -0-       -0-          -0-            -0-           -0-            -0-
Jeremiah J. Hennessy       -0-       -0-          -0-            -0-           -0-            -0-
Ernest T. Klinger          -0-       -0-      270,000        160,000     $  12,500            -0-
R. Dean Gerrie             -0-       -0-       25,000         50,000           -0-            -0-

(1)  Common Stock valued at $1.50   per share, the last reported sales price of the Company's
     Common Stock on April 19, 2000.


EMPLOYMENT AGREEMENTS

     The Company entered into identical eight-year term employment agreements with Paul Motenko and Jeremiah J. Hennessy, effective as of March 25, 1996. The Company entered into a five year employment agreement with Ernest T. Klinger effective June 21, 1999. The terms of the employment agreements with Messrs. Motenko, Hennessy and Klinger (collectively the "Executives") are substantially similar as described below. Pursuant to such agreements, each Executive receives an annual base salary which is currently $145,000 for each Executive, and is subject to escalation annually in accordance with the Consumer Price Index (the "CPI"). In addition, each Executive is entitled to receive two annual bonuses based on the Company's financial performance, one for attainment of specified
earnings  before  interest,  amortization,  depreciation  and  income   taxes
("EBITDA"),  and  one  for  attainment  of  specified  pre-tax  income.

     The EBITDA bonus entitles each Executive to receive the following amounts if the following EBITDA amounts are attained for each fiscal year during the term of their respective employment agreements:

 EBITDA                             Cumulative Cash Bonus
 ------                             ---------------------
 $2,000,000                         $ 25,000
 $3,000,000                         $ 35,000
 $6,000,000                         $ 80,000
 $9,000,000                         $150,000

     For the year ended December 31, 1999, Messrs. Motenko and Hennessy earned a cash bonus of $25,000 based on the Company's EBITDA for the fiscal year of approximately $2,290,000. Mr. Klinger earned a bonus of $13,288 for 1999 due to a provision in his agreement which prorated the bonus amount based on the number of days he was employed for 1999.

     The pre-tax income bonus would entitle each Executive to receive the following amounts if specified pre-tax income amounts (as determined by the
Company's independent public accountants in accordance with GAAP), which increase by 2 percent each, year are attained for each fiscal year. The following pre-tax income levels were required for this bonus:

                      Pre-Tax
Income                               Cumulative Cash Bonus
------                               ---------------------
$2,880,000                               $25,000
$5,760,000                               $75,000
$11,520,000                               $150,000

     For the year ended December 31, 1999, none of the Executives earned a pre-tax income bonus.

     Pursuant to their respective employment agreements, the Executives are each entitled to certain other fringe benefits including use of a Company automobile or automobile allowance, life insurance coverage, disability insurance, family health insurance and the right to participate in the Company's customary executive benefit plans. Each of the Executive's employment agreements further provide that following the voluntary or involuntary termination of their employment by the Company, each of them is entitled to two demand registration rights with respect to the Common Stock held by or issuable to him. Upon the occurrence of any Termination Event (as hereinafter defined), the Company has the right to terminate the Executive. Upon any such termination, the Executive will be entitled to receive all amounts payable by the Company under his respective employment agreement to the date of termination. If the Company terminates the employment agreement for a reason other than the occurrence of a Termination Event or if the Executive terminates the employment agreement because of a breach by the Company of its obligations thereunder or for Good Reason (as hereinafter defined), the executive will be entitled to receive any and all payments and benefits which would have been due to him by the Company up to and including March 24, 2004 or any extension thereof had he not been terminated and any and all damages resulting therefrom.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended December 31, 1999, the Board of Directors of the Company determined the compensation for the executive officers of the Company. Messrs. Paul A. Motenko and Jeremiah J. Hennessy were executive officers and and were on the Board of Directors in 1996 when the Employment Agreements between the Company and each of them were approved. Mr. Klinger was on the Board of Directors in 1999 when the Employment Agreement between the Company and Mr. Klinger was approved. The Board of Directors serves the function of a Compensation Committee for the Company.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2000 by (a) each director of the Company, (b) each executive officer identified in the Summary Compensation Table, (c) all executive officers and directors of the Company as a group and (d) each person known by the Company to be the beneficial owner of 5% or more of the outstanding shares of Common Stock.


                                            Shares Beneficially Owned(1)
                                            ----------------------------
                                            Number of      Percentage
Name and Address (2)                        Shares(3)      Of Class(3)
-------------------------------------       ------------   -----------
ASSI, Inc.                                  2,206,500(4)   28.81%
5075 Spyglass Hill Dr.
Las Vegas, NV 89122

Norton Herrick                                700,000(5)    8.56%
2295 Corporate Blvd., Northwest
Boca Raton, FL 33431

Paul A. Motenko                               680,357       8.88%
Jeremiah J.  Hennessy                         661,357       8.64%
Ernest T. Klinger                             270,000(6)    3.41%
Barry J. Grumman                               45,000(8)     .58%
Stanley B. Schneider                           40,000(9)     .52%
R.Dean Gerrie                                  50,000(10)    .65%
All directors and executive officers
    as a group (7 persons)                  1,746,714      21.66%

 (1) The persons named in the table, to the Company's knowledge, have sole voting and sole investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder. The share ownership information contained in this table is based upon information supplied by directors and executive officers of ASSI, Inc., upon public filings with the Securities and Exchange Commission and information provided by the Company's transfer agent.

 (2) The address of the officers and directors of the Company is at the Company's principal executive offices at 26131 Marguerite Parkway, Suite A, Mission Viejo, California 92692.

 (3) Shares of Common Stock which a person had the right to acquire within 60 days are deemed outstanding in calculating the percentage ownership of the person, but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants or options issued by the Company which are not exercisabl within 60 days from the date hereof. Percentage of beneficial ownership is based on 7,658,321 shares of Common Stock outstanding as of April 19, 2000.


 (4) Consists of 2,206,500 shares held of record by ASSI, Inc., a Nevada corporation that is owned and controlled by Louis Habash whose address is the same as that of ASSI, Inc.

 (5) Consists of 185,000 shares of Common Stock and 515,000 Special Warrants held by Norton Herrick, exercisable for $5.50 per share and expiring on April 8, 2002. See "Certain Relationships and Related Transactions."

 (6) Consists of 270,000 shares of Common Stock purchasable upon exercise of options.

 (7) Consists of 91,666 shares of Common Stock purchasable upon exercise of options.

 (8)  Consists of 5,000 shares of Common Stock which are held in a Professional
 Corporation Money Purchase Plan of which Mr. Grumman is the beneficiary and 40,000 shares of Common Stock purchasable upon  exercise of options.

 (9) Consists of 40,000 shares of Common Stock purchasable upon exercise of options.

 (10) Consists of 270,000 shares of Common Stock purchasable upon exercise of options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PIETRO'S ACQUISITION AND RELATED TRANSACTIONS

     On March 29, 1996, the Company acquired 26 restaurants, eight of which were subsequently sold, located in Washington and Oregon by providing the funding for a plan of reorganization filed with the U.S. Bankruptcy Court by Pietro's Corporation, a Washington state corporation (the "Pietro's Acquisition.") In order to finance the Pietro's Acquisition, on February 20, 1996, the Company sold to ASSI, Inc. and to Mr. Norton Herrick for $2,000,000 and $1,000,000, respectively, certain convertible notes (the "Convertible Notes") pursuant to certain note purchase agreements (the "Note Purchase Agreements") with substantially similar terms. Under the Note Purchase Agreements, the Company issued to each of ASSI, Inc. and to Mr. Herrick,
Convertible Notes in the principal amounts of $2,000,000 and $1,000,000, respectively, which Convertible Notes, plus accrued interest thereon, both converted simultaneously with the closing of the Offering. The Convertible Note, plus accrued interest thereon, issued to ASSI, Inc. converted into 500,000 shares of Common Stock and into warrants to purchase 3,000,000 shares of Common Stock (together with the 200,000 warrants granted to ASSI, Inc. pursuant to the consulting agreements described below, the "ASSI Warrants"). The Convertible Note, plus accrued interest thereon, issued to Mr. Herrick converted into 250,000 shares of Common Stock and into warrants (the "Herrick Warrants") to purchase 1,500,000 shares of Common Stock (the ASSI Warrants and the Herrick Warrants are collectively referred to herein as the "Special Warrants"). The outstanding Special Warrants are each exercisable for $5.50 per share and expire on April 8, 2002. In addition, in connection with the above financing, the Company agreed subject to the terms of the Note Purchase Agreements, to use its best reasonable efforts to cause one individual designated by each of ASSI, Inc.and Mr. Norton Herrick to be elected to the Board of Directors of the Company or to have such selected individuals attend all meetings of the Board of Directors as non-voting advisors. ASSI, Inc.'s nominee to the Board of

Directors of the Company was Mr. Ernest T. Klinger in 1997. During 1997 ASSI, Inc. relinquished it's right to nominate a board member or advisor. Mr. Herrick's right to designate a board member or advisor expired in March of 1999.
     The Company has adopted a policy not to engage in transactions with officers, directors, principal shareholders or affiliates of any of them unless such actions have been approved by a majority of the disinterested directors and are upon terms no less favorable to the Company than could be obtained from  an  unaffiliated  third  party  in  an  arms  length  transaction.

1999 PRIVATE PLACEMENT WITH ASSI, INC.

     In March 1999, the Company sold, through a private placement, 1,250,000 shares of its Common Stock to ASSI, Inc. (the "ASSI Transaction") in exchange for a cash payment of $1,000,000, the termination of each of the Pietro's Consulting Agreement and the Vegas Consulting Agreement, a release of any claims that ASSI and its affiliates may have had against the Company or its affiliates relating to the consulting agreements and prior investments by ASSI, Inc. and its affiliates in the Company. In addition, ASSI, Inc. agreed to the cancellation of the 3.2 million Special Warrants owned by it. The shares sold by the Company to ASSI are subject to restrictions on resale including a right of first refusal in favor of the Company or its designees. As an additional part of the consideration for the common stock, ASSI, Inc. and Louis Habash, the controlling shareholder of ASSI, Inc. agreed to finance or guarantee financing of potential future development projects of the company, subject to project pre-commitment approval, and agreed to cooperate in connection with any gaming or licensing applications or proceedings involving the Company. In connection with its investment, ASSI, Inc. received certain demand and piggyback registration rights as well as a commitment from the Company to use its best efforts to have two of the Company's directors be persons designated by ASSI, Inc. and to cause each of such designees to be included in the slate of director nominees for election at each annual meeting of shareholders occurring prior to March 2002. ASSI, Inc. also received a commitment from Paul Motenko and Jeremiah Hennessy, the Company's principal executive officers, to vote their shares of common stock in favor of ASSI, Inc's board nominees in certain circumstances. Such rights terminate at such time as ASSI, Inc. and its affiliates no longer own at least 5 percent of the company's outstanding common stock. Mr. Burroughs and Mr. James are the two directors designated by ASSI, Inc.

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


                          CHICAGO PIZZA & BREWERY, INC.

By: /s/PAUL A. MOTENKO Paul A. Motenko, Co-Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/PAUL A. MOTENKO          Co-Chief Executive Officer,     April 28, 2000
    ------------------          Co-Chairman of the Board and
Paul A. Motenko                 Vice-President and Secretary

By: /s/JEREMIAH J. HENNESSY     Co-Chief Executive Officer      April 28, 2000
    -----------------------     Co-Chairman of the Board
Jeremiah J. Hennessy            of Directors

By: /s/ERNEST T. KLINGER        President, Chief Financial      April 28, 2000
    --------------------        Officer and Co-Chairman of
Ernest T. Klinger               the Board of Directors

By: /s/BARRY J. GRUMMAN          Director                       April 28, 2000
    -------------------
Barry J. Grumman