Form 10-Q
period 2000-03-31
CHICAGO PIZZA & BREWERY INC
filed 2000-05-15
CIK 1013488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

As of May 1, 2000, there were 7,658,321 shares of Common Stock of the Registrant outstanding and 8,284,584 Redeemable Warrants of the Registrant outstanding.

                 CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES



                                                                          PAGE
                                                                          ----
PART I.    FINANCIAL INFORMATION

Item   1.    Consolidated Financial Statements
1

     Consolidated Balance Sheets -
          March 31, 2000 (Unaudited) and December 31, 1999                   1

     Unaudited Consolidated Statements of  Operations -
          Three Months Ended March 31, 2000 and
          March 31, 1999                                                     2

     Unaudited Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2000 and
          March 31, 1999                                                     3

     Notes to Consolidated Financial Statements                              4

Item  2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          5

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          8
8

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings     `                                          8

Item 2.     Changes in Securities                                            9

Item 3.     Defaults Upon Senior Securities                                  9

Item 4.     Submission of Matters to a Vote of
               Security Holders                                              9

Item 5.     Other Information                                                9

Item 6.     Exhibits and Reports on Form 8-K                                   9


     SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL INFORMATION

                               CHICAGO PIZZA & BREWERY, INC.
                                CONSOLIDATED BALANCE SHEETS


                                                  MARCH 31,
                                                    2000           DECEMBER 31,
                                                (UNAUDITED)           1999
                                                ------------       ------------

                                  ASSETS:
   Current assets:                                                                                       -             -
   Cash and cash equivalents                   $    444,497         $  188,811
   Accounts receivable                              142,079            141,968
   Inventory                                        471,271            455,880
   Prepaids and other current assets                342,230            271,854
                                               --------------      -------------

   Total current assets                           1,400,077          1,058,513

   Property and equipment, net                   14,956,121         12,529,913

   Other assets                                     371,546            353,595
   Intangible assets, net                         5,160,703          5,202,085
                                               --------------      --------------

   Total assets                                $ 21,888,447        $ 19,144,106
                                               ==============      ==============

                   LIABILITIES AND SHAREHOLDERS' EQUITY:


   Accounts payable                            $  2,196,513         $  1,114,757
   Accrued expenses                               1,895,724            1,710,984
   Current portion of notes payable
       to related parties                           357,321              350,341
   Current portion of long-term debt                280,152              284,919
   Current portion of obligations
       under capital lease                          125,270              146,942
                                               --------------       --------------

   Total current liabilities                      4,854,980            3,607,943

   Notes payable to related parties               1,276,908            1,368,807
   Long-term debt                                 2,006,864              687,331
   Obligations under capital lease                    8,342               22,574
   Other liabilities                                212,702              109,131
                                               --------------       --------------

   Total liabilities                              8,359,796            5,795,786
                                               --------------       --------------

   Commitments and contingencies

   Minority interest in partnership                 256,582              249,159

   Shareholders' equity:
   Preferred stock, 5,000,000 shares
      authorized, none issued or
      outstanding
   Common stock, no par value, 60,000,000
      shares authorized and 7,658,321 shares
      issued and outstanding as of
      March 31, 2000 and December 31, 1999         16,076,132         16,076,132
   Capital surplus                                    975,280            975,280
   Accumulated deficit                             (3,779,343)        (3,952,251)
                                                 --------------     --------------

   Total shareholders' equity                      13,272,069         13,099,161
                                                 --------------     --------------

   Total liabilities and shareholders' equity    $ 21,888,447       $ 19,144,106
                                                 ==============     ==============

   The accompanying notes are an integral part of these consolidated financial statements.


                                           CHICAGO PIZZA & BREWERY, INC.
                                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------

                                                        2000                  1999
                                                    ------------          ------------
Revenues . . . . . . . . . . . . . . . . . . . . .  $10,178,645           $ 8,092,403
Cost of sales. . . . . . . . . . . . . . . . . . .    2,801,755             2,224,396
        Gross profit . . . . . . . . . . . . . . .    7,376,890             5,868,007

Costs and expenses:
Labor and benefits . . . . . . . . . . . . . . . .    3,687,975             2,977,630
Occupancy. . . . . . . . . . . . . . . . . . . . .      833,937               709,223
Operating expenses . . . . . . . . . . . . . . . .    1,107,196               907,763
Preopening costs . . . . . . . . . . . . . . . . .      146,109               195,202
General and administrative . . . . . . . . . . . .      913,049               663,694
Depreciation and amortization. . . . . . . . . . .      425,881               354,205
                                                    ------------          ------------
Total cost and expenses. . . . . . . . . . . . . .    7,114,147             5,807,717
                                                    ------------          ------------
        Income from operations . . . . . . . . . .      262,743                60,290

Other income (expense):
Interest expense . . . . . . . . . . . . . . . . .      (78,179)              (67,258)
Interest income. . . . . . . . . . . . . . . . . .        3,253                 9,927
Other income (expense), net. . . . . . . . . . . .       (1,162)                  768
                                                    ------------          ------------
        Total other income (expense) . . . . . . .      (76,088)              (56,563)
                                                    ------------          ------------
        Income before minority interest,
                income taxes and change in
                accounting . . . . . . . . . . . .      186,655                 3,727

Minority interest in partnership . . . . . . . . .       (7,423)               (9,657)
                                                    ------------          ------------
        Income (loss) before income taxes and
                change in accounting. . . . . . .       179,232                (5,930)
Income tax expense . . . . . . . . . . . . . . .         (6,323)               (1,615)
                                                    ------------          ------------
        Income (loss) before change in
                accounting. . . . . . . . . . . .       172,909                (7,545)
Cumulative effect of change in accounting. . . . .                           (106,175)
                                                    ------------          ------------
        Net income (loss). . . . . . . . . . . . .  $   172,909           ($  113,720)
                                                    ============          ============
Net income (loss) per share:
        Basic and dilutive:
Income (loss) before cumulative effect of
    change in accounting . . . . . . . . . . . . .       $ 0.02               ($ 0.00)
Cumulative effect of change in accounting. . . . .                            ($ 0.02)
                                                    ------------          ------------
        Net income (loss). . . . . . . . . . . . .       $ 0.02               ($ 0.02)
                                                    ============          ============

Weighted average number of shares outstanding:
        Basic. . . . . . . . . . . . . . . . . . .    7,658,321             6,824,988
                                                    ============          ============

        Dilutive . . . . . . . . . . . . . . . . .    7,665,388             6,824,988
                                                    ============          ============


The accompanying notes are an integral part of these consolidated financial statements.


                                            CHICAGO PIZZA & BREWERY, INC.
                                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------------

                                                                      2000             1999
                                                                 ------------     ------------

Cash flows provided by (used in) operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . .   $   172,909      ($  113,720)
Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . . .       425,881          354,205
Change in accounting principle . . . . . . . . . . . . . . . .                        106,175
Minority interest in partnership . . . . . . . . . . . . . . .         7,423            9,657
Loss on sale of assets . . . . . . . . . . . . . . . . . . . .         1,000
Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . .          (111)          51,265
    Inventory. . . . . . . . . . . . . . . . . . . . . . . . .       (15,391)         (22,934)
    Prepaids and other current assets. . . . . . . . . . . . .       (70,376)        (125,825)
    Other assets . . . . . . . . . . . . . . . . . . . . . . .       (19,340)          (3,558)
    Accounts payable . . . . . . . . . . . . . . . . . . . . .     1,081,756          242,465
    Accrued expenses . . . . . . . . . . . . . . . . . . . . .       184,740          139,387
    Other liabilities. . . . . . . . . . . . . . . . . . . . .       103,571           (3,242)
                                                                 ------------     ------------

       Net cash provided by operating activities . . . . . . .     1,872,062          633,875
                                                                 ------------     ------------

Cash flows used in investing activities:
Purchases of equipment . . . . . . . . . . . . . . . . . . . .    (2,810,319)      (1,220,770)
                                                                 ------------     ------------

Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock . . . . . . . . . . . . . .                      1,000,000
Loan proceeds. . . . . . . . . . . . . . . . . . . . . . . . .     1,390,500          699,604
Payments on related party debt . . . . . . . . . . . . . . . .       (84,919)         (88,439)
Payments on debt . . . . . . . . . . . . . . . . . . . . . . .       (75,734)         (69,786)
Capital lease payments . . . . . . . . . . . . . . . . . . . .       (35,904)         (30,067)
                                                                 ------------     ------------

       Net cash provided by financing activities . . . . . . .     1,193,943        1,511,312
                                                                 ------------     ------------

       Net increase in cash and cash equivalents . . . . . . .       255,686          924,417

Cash and cash equivalents, beginning of period . . . . . . . .       188,811        1,490,705
                                                                 ------------     ------------

Cash and cash equivalents, end of period . . . . . . . . . . .   $   444,497      $ 2,415,122
                                                                 ============     ============




The accompanying notes are an integral part of these consolidated financial statements.

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission
(SEC). A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 31, 1999. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K. The accompanying consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements.


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

     The Company's current focus is on the development of the larger footprint BJ's restaurants in high profile locations with favorable demographics. The Company opened a BJ's Pizza & Grill in Valencia, California in March 2000. During the first quarter 2000, the Company acquired a restaurant location in West Covina, California and anticipates opening a BJ's Pizza, Grill & Brewery in early summer 2000. The Company also signed during the first quarter 2000 a sublease to develop a BJ's Pizza & Grill in Burbank, California and acquired selected assets, including the liquor license, of the previous restaurant at this location. The expected opening of this BJ's Pizza & Grill is early summer 2000. The Company entered into a new lease for an existing restaurant location in Huntington Beach, California and anticipates opening a BJ's Pizza & Grill in mid-summer 2000. The Company is currently in negotiations for additional sites in California, Arizona and Washington.

RECENTLY ISSUED ACCOUNTING STANDARDS

     As had been the practice of many restaurant entities, the Company previously deferred its restaurant preopening costs and amortized them over the twelve-month period following the opening of each new restaurant. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), Accounting for the Costs of Start-Up Activities. SOP 98-5 requires all costs of start-up activities that are not otherwise capitalizable as long-lived assets to be expensed as incurred. The Company adopted SOP 98-5 during the first quarter of 1999. This accounting standard accelerates the Company's recognition of costs associated with the opening of new restaurants but will benefit the post-opening results of new restaurants. The Company's total deferred preopening costs were $106,175 at January 1, 1999. As provided by SOP 98-5, the Company wrote off the balance of deferred preopening costs during the first quarter of 1999.

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

LONG-TERM  CONSTRUCTION  LOAN

          In February 2000, the Company entered into an agreement with a bank for a collateralized term loan for a maximum amount of $4,000,000. There is an initial twelve-month draw down period and a subsequent thirty-six month term out period. Interest accrued on outstanding borrowings shall be Wall Street Journal Prime plus 2.0% or LIBOR plus 3.5%, and Wall Street Journal Prime plus 3.0%, floating or fixed at the Company's preference, during the term out period. Payment shall be interest only during the draw down period and an even amortization during the term out period, with a final maturity on February 15, 2004. A net-profit recapture is to be applied to the final year of the term loan if the Company's profits for the year ending December 31, 2000 exceed $2,000,000. Net profit in excess of this amount is to be applied to the debt outstanding at that time under this loan agreement. At March 31, 2000, the outstanding principal balance under this borrowing arrangement was $1,390,500. The weighted average interest rate from the date of initial drawdown through March 31, 2000 was 9.60 percent. The Company paid a one percent loan fee.

     In conjunction with the loan agreement, the Company granted a security interest to the bank in all of the Company's inventory, accounts, equipment and general intangibles, whether now owned or hereinafter acquired. Also included under this security agreement are all proceeds, including insurance proceeds, from the sale, destruction, loss or other disposition of the collateralized property. The security interest extends to all records and data relating to the secured property as well as the computer software required to maintain or process any such records and data.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's annual report as reported on Form 10-K dated December 31, 1999 including, without limitation:
(i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California and current concentration in the Northwest, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages, including without limitation the recent increase in minimum wage, (vii) consumer trends, (viii) potential uninsured losses and liabilities, (ix) trademark and servicemark risks, and (x) other general economic and regulatory conditions and requirements.

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2000 Compared to Three-Month Period Ended March 31, 1999.

Revenues. Total revenues for the three months ended March 31, 2000 increased to $10,179,000 from $8,092,000 for the comparable period in 1999, an increase of $2,087,000 or 25.8%. The increase is primarily the result of:

The opening of restaurants in Arcadia and La Mesa, California in January 1999 and November 1999, respectively, and a restaurant & brewery in Woodland Hills, California in April 1999. These new locations provided an increase in revenues of $1,976,000 during the first quarter of 2000.

An increase in the BJ's restaurants same store sales for the comparable periods of $523,000, or 9.0%. Management believes this increase was due to (i) an increase in customer counts in the California and Colorado restaurants, and (ii) an increase in check averages produced by a price increase implemented in November 1999.

The  increase  in revenues resulting from the above factors was partially offset by:

The closing of two restaurants in Oregon, a BJ's in The Dalles in May 1999 and a Pietro's in Eugene in June 1999. The closures of these locations in mid-year of 1999 reduced first quarter of 2000 revenues by $354,000 when compared with 1999, when they were open the entire three-month period.

A decrease in the Pietro's restaurants same store sales for the comparable periods of $50,000, or 4.0%.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $2,802,000 for the three months ended March 31, 2000 from $2,224,000 for the comparable period of 1999, an increase of $578,000 or 26.0%. This increase was in line with the 25.8% increase in revenues discussed above. As a percentage of sales, cost of sales was stable at 27.5% for both the 2000 and 1999 three-month periods. The Company's same-store cost of sales, as a percentage of sales, improved to 27.3% during the three months ended March 31, 2000 from 28.3% for the comparable period of 1999. The improvement in same store cost of sales was partially offset by the higher food costs associated with the opening of the new restaurants in Woodland Hills and La Mesa, California. As a percentage of their revenues, these new stores collectively incurred food costs of 29.0% for the first quarter of 2000. A higher cost of sales percentage in the early months of operations is in line with the Company's experience when opening new restaurants.

     Labor. Labor costs for the restaurants increased to $3,688,000 in the three months ended March 31, 2000 from $2,978,000 for the comparable period in 1999, an increase of $710,000 or 23.8%. As a percentage of revenues, labor costs decreased to 36.2% in the 2000 period from 36.8% in the 1999 period. The overall increase is attributable to the opening of the new California restaurants; labor costs at these three restaurants totaled $984,000. The decrease as a percentage of sales was primarily due to increased sales and more efficient staffing of the Arcadia, California restaurant, which was opened in January 1999. The Company intentionally overstaffs new restaurants during the startup phase of operations to allow for newly trained employees, an initial higher customer count and to ensure a good dining experience by its customers. Same-store labor costs increased $187,000, or 7.5%, to $2,680,000 for the quarter ended March 31, 2000 from $2,493,000 for the comparable period of 1999. As a percentage of revenues same-store labor costs for the three months of 1999 increased to 35.7% from 35.5% for the comparable period of 1999. Management feels the increase in same-store labor costs as a percentage of revenues is due primarily to a 4.0% decrease in sales at the northwest Pietro's restaurants.

     Occupancy. Occupancy costs increased to $834,000 during the three months ended March 31, 2000 from $709,000 during the comparable period in 1999, an increase of $125,000, or 17.6%. As a percentage of revenues, occupancy costs decreased to 8.2% in the 2000 period from 8.8% in the 1999 period. The primary reason for the percentage decrease in occupancy costs relative to revenues was the increase in comparable store sales. Additionally, the two Northwest stores closed during the second quarter of 1999 experienced a combined occupancy cost percentage of 14.2% for the three-month period ended March 31, 1999.

     Operating Expenses. Operating expenses increased to $1,107,000 during the three months ended March 31, 2000 from $908,000 during the comparable period in 1999, an increase of $199,000 or 21.9%. As a percentage of revenues, operating expenses decreased to 10.9% in the 2000 period from 11.2% in the 1999 period. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities. Management believes the primary reasons for the decrease in operating expenses as a percentage of revenues were (i) the increase in same store sales, and (ii) a focus on more efficient restaurant operations.

     General and Administrative Expenses. General and administrative expenses increased to $913,000 during the three months ended March 31, 2000 from $664,000 during the comparable period in 1999, an increase of $249,000 or 37.5%. As a percentage of revenues general and administrative expenses increased to 9.0% from 8.2% of the comparable period of 1999. The increase in general and administrative expenses was primarily due to acquiring resources to plan and implement the Company's growth strategy, incurring costs in locating and evaluating sites for future restaurants and developing staff and systems to manage anticipated future expansion.

     Preopening Costs. During the first quarter of 1999, the company adopted Statement of Position 98-5 (SOP 98-5), Accounting for the Costs of Start-Up Activities, which requires all costs of start-up activities that are not otherwise capitalizable as long-lived assets to be expensed as incurred. The Company previously deferred its restaurant preopening costs and amortized them over the twelve-month period following the opening of each new restaurant. This new accounting standard accelerates the Company's recognition of costs associated with the opening of new restaurants. During the three month period ending March 31, 2000, the Company incurred costs of $146,000 due to preparations for the opening of its new restaurant in Valencia, California and the restaurants being developed in West Covina and Burbank, California. These costs will fluctuate from year to year, possibly significantly, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process.

     Depreciation and Amortization. Depreciation and amortization increased to $426,000 during the three month period ended March 31, 2000 from $354,000 during the comparable period in 1999, an increase of $72,000 or 20.3%. This increase was primarily due to the addition of restaurant equipment, furniture and improvements and brewery equipment totaling $4,458,000 for the restaurants opened in Arcadia, Woodland Hills and La Mesa, California.

     Interest Expense. Interest expense increased to $78,000 during the quarter ended March 31, 2000 from $67,000 during the comparable period in 1999, an increase of $11,000 or 16.4%. This increase was primarily due to the additional debt incurred by the Company to finance equipment for the new restaurants in Arcadia, Woodland Hills and Valencia, California, as well as the restaurants being constructed in West Covina, Burbank and Huntington Beach, California. Interest expense related to these projects was $31,000 during the first quarter of 2000; this amount was partially offset by reduced interest expense on older debt due to normal principal amortization.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's operating activities, as detailed in the Consolidated Statement of Cash Flows, provided $1,872,000 net cash during the three months ended March 31, 2000, a $1,238,000, or 195.3%, increase over the $634,000 generated in the comparable period of the prior year. Since the completion of the Company's initial public offering in October of 1996, the Company has invested in restaurant development. Capital expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to develop new restaurants totaled $2,810,000 and $1,221,000 for the three months ended March 31, 2000 and 1999, respectively, an increase of $1,589,000, or 130.1%. These expenditures were required to develop the new restaurant in Valencia, California, as well the development of the three restaurants currently under construction and scheduled for various opening dates through mid-summer 2000. Debt reduction, including the principal portion of capitalized lease payments, for the quarter ended March 31, 2000 and 1999 totaled $197,000 and $188,000, respectively.

     The Company intends to continue the development of additional restaurants. Management believes that the funds available under the existing credit facilities described previously and future operating cash flow will be sufficient for the Company to fund its operations and continue to meet its business plan over the next year. However, no assurance can be given that management can successfully implement such objectives. Further, there can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not require additional financing, or that such financing will be available if necessary.

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

     A settlement agreement has been offered by the landlord, which contemplates a one-time payment by the Company to the landlord of $40,000 and other minor considerations. If a settlement agreement is not completed, the case may proceed to trial. The Company has not made an accrual for any possible settlement amount and does not believe the lawsuit will have a material adverse effect on its consolidated financial position or consolidated results of operations.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

     3.1 Amended and Restated Articles of Incorporation of the Company, as amended incorporated by reference to the Company's
      Registration Statement on Form  SB-2,  effective  October  8, 1996 (SEC
      File No. 333-5182-LA), referred to as  the  "Registration  Statement".

     3.2 Bylaws of the Company, as amended, incorporated by reference to Exhibit of Form 10-Q dated March 31, 2000.

     4.1 Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement).

     4.2 Warrant Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement).

     4.3 Specimen Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registration Statement).

     4.4     Form  of  Representative's  Warrant  (incorporated  by reference to
      Exhibit  4.4.  of  the  Registration  Statement).

     10.1 Assignment and Assumption Agreement of Real Estate Lease, dated March 30, 2000 between Chicago Pizza & Brewery, Inc., C & P Properties #1 and Performance Restaurant Group, Inc. for a BJ's Pizza & Grill restaurant in Burbank, California.

     10.2 Loan Agreement, Security Agreement and Promissory Note between Chicago Pizza & Brewery, Inc. and Washington Mutual Bank dba WM Business Bank for a secured $4,000,000 credit facility for restaurant development.

     27.1     Financial Data Schedule

(b)     Reports on Form 8-K

               The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CHICAGO PIZZA & BREWERY, INC.
                                       (Registrant)


May 11, 2000                       By:  /s/ PAUL A. MOTENKO
                                       --------------------
                                        Paul A. Motenko
                                        Co-Chief Executive Officer, Vice
                                        President, Secretary and Co-Chairman
                                        of the Board of Directors



                                   By:  /s/ JEREMIAH J. HENNESSY
                                       -------------------------
                                        Jeremiah J. Hennessy
                                        Co-Chief Executive Officer and Co-
                                        Chairman of the Board of Directors



                                   By:  /s/ ERNEST T. KLINGER
                                       ----------------------
                                        Ernest T. Klinger
                                        President, Chief Financial Officer and
                                        Co-Chairman of the Board of Directors