Form 10-Q
period 2000-06-30
CHICAGO PIZZA & BREWERY INC
filed 2000-08-15
CIK 1013488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

As of August 1, 2000, there were 7,658,321 shares of Common Stock of the Registrant outstanding and 7,964,584 Redeemable Warrants of the Registrant outstanding.

                 CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES



                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION

Item   1.         Consolidated Financial Statements                         1

     Consolidated Balance Sheets -
          June 30, 2000 (Unaudited) and December 31, 1999                   1

     Unaudited Consolidated Statements of  Operations -
          Three Months Ended and Six Months Ended
          June 30, 2000 and June 30, 1999                                   2

     Unaudited Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2000 and
          June 30, 1999                                                     3

     Notes to Consolidated Financial Statements                             4

Item  2.     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                    5

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        10

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings                                              10

Item 2.     Changes in Securities                                          10

Item 3.     Defaults Upon Senior Securities                                11

Item 4.     Submission of Matters to a Vote of
            Security Holders                                               11

Item 5.     Other Information                                              11

Item 6.     Exhibits and Reports on Form 8-K                               11


     SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL INFORMATION

                                 CHICAGO PIZZA & BREWERY, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,   DECEMBER 31,
                                                                     2000          1999
                                                                  (Unaudited)
                                                                 ------------  ------------
                                    ASSETS:
Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .$   648,195   $   188,811
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .    162,002       141,968
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . .    474,291       455,880
Prepaids and other current assets . . . . . . . . . . . . . . . .    214,136       271,854
                                                                 ------------  ------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . .  1,498,624     1,058,513

Property and equipment, net . . . . . . . . . . . . . . . . . . . 16,737,787    12,529,913

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .    369,015       353,595
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . .  5,119,322     5,202,085
                                                                 ------------  ------------

Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .$23,724,748   $19,144,106
                                                                 ============  ============

Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .$ 2,443,739   $ 1,114,757
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .  2,171,340     1,710,984
Current portion of notes payable to related parties . . . . . . .    364,108       350,341
Current portion of long-term debt . . . . . . . . . . . . . . . .    397,442       284,919
Current portion of obligations under capital lease. . . . . . . .     93,680       146,942
                                                                 ------------  ------------
Total current liabilities . . . . . . . . . . . . . . . . . . . .  5,470,309     3,607,943

Notes payable to related parties. . . . . . . . . . . . . . . . .  1,183,457     1,368,807
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .  2,863,548       687,331
Obligations under capital lease . . . . . . . . . . . . . . . . .      4,636        22,574
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .    474,115       109,131
                                                                 ------------  ------------

Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .  9,996,065     5,795,786
                                                                 ------------  ------------

Commitments and contingencies

Minority interest in partnership. . . . . . . . . . . . . . . . .    257,876       249,159

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued
    or outstanding
Common stock, no par value, 60,000,000 shares authorized and
    7,658,321 shares issued and outstanding as of June 30, 2000
    and December 31, 1999 . . . . . . . . . . . . . . . . . . . . 16,076,132    16,076,132
Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . .    975,280       975,280
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . (3,580,605)   (3,952,251)
                                                                 ------------  ------------
Total shareholders' equity. . . . . . . . . . . . . . . . . . . . 13,470,807    13,099,161
                                                                 ------------  ------------

Total liabilities and shareholders' equity. . . . . . . . . . . .$23,724,748   $19,144,106
                                                                 ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                 CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

                         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended June 30,  Six Months Ended June 30,
                                          ---------------------------  --------------------------


                                                2000         1999          2000          1999
                                            ------------  -----------  ------------  ------------
Revenue. . . . . . . . . . . . . . . . . .  $12,346,798   $9,947,282   $22,525,443   $18,039,685
Cost of sales. . . . . . . . . . . . . . .    3,402,097    2,790,237     6,203,852     5,014,633
                                            ------------  -----------  ------------  ------------
Gross profit . . . . . . . . . . . . . . .    8,944,701    7,157,045    16,321,591    13,025,052

Cost and expenses:
Labor and benefits . . . . . . . . . . . .    4,411,629    3,529,931     8,099,604     6,507,561
Occupancy. . . . . . . . . . . . . . . . .      993,196      751,154     1,827,133     1,460,377
Operating expenses . . . . . . . . . . . .    1,286,677    1,016,763     2,393,873     1,924,526
Preopening costs . . . . . . . . . . . . .      311,998      126,711       458,107       321,913
Restaurant closure expense . . . . . . . .      114,300      169,071       114,300       169,071
General and administrative . . . . . . . .    1,024,424      752,074     1,937,473     1,415,768
Depreciation and amortization. . . . . . .      462,144      389,550       888,025       743,755
                                            ------------  -----------  ------------  ------------
     Total cost and expenses . . . . . . .    8,604,368    6,735,254    15,718,515    12,542,971
                                            ------------  -----------  ------------  ------------
Income from operations . . . . . . . . . .      340,333      421,791       603,076       482,081

Other Income (Expense):
Interest expense . . . . . . . . . . . . .      (98,817)     (82,719)     (176,669)     (149,977)
Interest income. . . . . . . . . . . . . .          274       16,860         3,527        26,787
Other income (expense), net. . . . . . . .         (680)       7,340        (1,843)        8,107
                                            ------------  -----------  ------------  ------------
Total other income (expense) . . . . . . .      (99,223)     (58,519)     (175,312)     (115,083)
                                            ------------  -----------  ------------  ------------

Income before minority interest, income
    taxes and change in accounting . . . .      241,110      363,272       427,764       366,998

Minority interest in partnership . . . . .      (19,822)     (10,403)      (27,244)      (20,059)
                                            ------------  -----------  ------------  ------------
Income before income taxes and
    change in accounting . . . . . . . . .      221,288      352,869       400,520       346,939

Income tax expense . . . . . . . . . . . .      (22,551)      (8,960)      (28,874)      (10,575)
                                            ------------  -----------  ------------  ------------
Income before change in accounting . . . .      198,737      343,909       371,646       336,364
Cumulative effect of change in accounting.                                              (106,175)
                                            ------------  -----------  ------------  ------------
Net income . . . . . . . . . . . . . . . .  $   198,737   $  343,909   $   371,646   $   230,189
                                            ============  ===========  ============  ============

Net income (loss) per share:
Basic and dilutive:
Income before cumulative effect of
    change in accounting . . . . . . . . .  $      0.03   $     0.04   $      0.05   $      0.05
Cumulative effect of change in accounting.                                                 (0.02)
    Net income . . . . . . . . . . . . . .  $      0.03   $     0.04   $      0.05   $      0.03
                                            ============  ===========  ============  ============

Weighted average number of shares
     outstanding:
Basic. . . . . . . . . . . . . . . . . . .    7,658,321    7,658,321     7,658,321     7,161,083
                                            ============  ===========  ============  ============
Dilutive . . . . . . . . . . . . . . . . .    7,667,157    7,667,598     7,666,318     7,170,058
                                            ============  ===========  ============  ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                                2


                           CHICAGO PIZZA & BREWERY, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------------

                                                            2000                 1999
                                                        ------------         ------------
Cash flows provided by (used in) operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . .  $   371,646          $   230,189
Adjustments to reconcile net income to net cash
      Provided by operating activities:
Depreciation and amortization. . . . . . . . . . . . .      888,025              743,755
Change in accounting principle . . . . . . . . . . . .                           106,175
Minority interest in partnership . . . . . . . . . . .       27,244               20,059
Loss on disposal of assets . . . . . . . . . . . . . .       75,300              136,925
Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . .      (20,034)             (17,171)
    Inventory. . . . . . . . . . . . . . . . . . . . .      (18,411)             (47,258)
    Prepaids and other current assets. . . . . . . . .       57,718             (142,533)
    Other assets . . . . . . . . . . . . . . . . . . .      (40,198)              (8,389)
    Accounts payable . . . . . . . . . . . . . . . . .    1,328,982              158,819
    Accrued expenses . . . . . . . . . . . . . . . . .      426,010              337,160
    Other liabilities. . . . . . . . . . . . . . . . .        2,824               (6,484)
                                                        ------------         ------------

       Net cash provided by operating activities . . .    3,099,106            1,511,247
                                                        ------------         ------------

Cash flows provided by (used in) investing activities:
Purchases of equipment . . . . . . . . . . . . . . . .   (5,085,659)          (2,249,598)
Proceeds from sale of restaurant equipment . . . . . .       22,000               48,867
                                                        ------------         ------------

Net cash used in investing activities. . . . . . . . .   (5,063,659)          (2,200,731)

Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock . . . . . . . . . .                         1,000,000
Loan proceeds. . . . . . . . . . . . . . . . . . . . .    2,440,500              699,604
Landlord contribution for tenant improvements. . . . .      396,508
Payments on related party debt . . . . . . . . . . . .     (171,583)            (175,123)
Payments on debt . . . . . . . . . . . . . . . . . . .     (151,760)            (143,708)
Capital lease payments . . . . . . . . . . . . . . . .      (71,200)             (62,424)
Distribution to minority interest partners . . . . . .      (18,528)
                                                        ------------         ------------

       Net cash provided by financing activities . . .    2,423,937            1,318,349
                                                        ------------         ------------

       Net increase in cash and cash equivalents . . .      459,384              628,865

Cash and cash equivalents, beginning of period . . . .      188,811            1,490,705
                                                        ------------         ------------

Cash and cash equivalents, end of period . . . . . . .  $   648,195          $ 2,119,570
                                                        ============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the three months and six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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


ORGANIZATION

Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") owns and operates 27 restaurants located in Southern California, Oregon and Colorado and an interest in one restaurant in Lahaina, Maui. Each of these restaurants is operated as either a BJ's Restaurant & Brewery, a BJ's Restaurant & Brewhouse, a BJ's Pizza & Grill - OTC or a Pietro's Pizza restaurant. The menu at the BJ's restaurants feature BJ's award-winning, signature deep-dish pizza, BJ's own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The five BJ's Pizza, Grill & Brewery restaurants feature in-house brewing facilities where BJ's hand-crafted beers are produced. The eight Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

     The Company's current focus is on the development of the larger footprint BJ's restaurants in high profile locations with favorable demographics. The Company opened BJ's Restaurant & Brewhouses in Valencia, California and Burbank, California in March 2000 and June 2000, respectively. During the first quarter 2000, the Company acquired a restaurant location in West Covina, California and anticipates opening a BJ's Restaurant & Brewery in early summer 2000. The
Company also has signed a lease for an existing restaurant location in Huntington Beach, California and anticipates opening a BJ's Restaurant & Brewhouse in mid-summer 2000. The Company is currently in negotiations for additional sites in California, Arizona and Washington.

     On June 16, 2000, the Company's lease on a restaurant acquired from Pietro's Holdings expired. Two five-year options were available to the Company, but the restaurant did not figure significantly in the Company's future plans. The Company chose not to exercise its option, and closed the Pietro's restaurant at this location. The Company incurred a non-cash charge of $25,000 on disposal of improvements and equipment related to the closure of this restaurant.

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

LONG-TERM  CONSTRUCTION  LOAN

     In February 2000, the Company entered into an agreement with a bank for a collateralized term loan for a maximum amount of $4,000,000. There is an initial twelve-month draw down period and a subsequent thirty-six month term out period. At June 30, 2000, the outstanding principal balance under this borrowing arrangement was $2,440,500. The weighted average interest rate from the date of initial drawdown through June 30, 2000 was 9.88% percent. The Company paid a one percent loan fee.

Under the terms of the agreement, the Company is required to maintain, as one of several financial covenants, a leverage ratio, defined as total liabilities less subordinated debt divided by net worth less intangible assets plus subordinated debt, of no more than 1.0 to 1.0, tested on a quarterly basis. At June 30, 2000, the leverage ratio was 1.2 to 1.0. However, the lender has agreed to waive its remidies until September 25, 2000 to allow the Company to bring its leverage ratio in line with this financial covenant.

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

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2000 Compared to Three-Month Period Ended June 30, 1999.

Revenues. Total revenues for the three months ended June 30, 2000 increased to $12,347,000 from $9,947,000 for the comparable period in 1999, an increase of $2,400,000 or 24.1%. The increase is primarily the result of:

The opening of a BJ's Restaurant & Brewery in Woodland Hills, California in April 1999 and BJ's Restaurant & Brewhouses in La Mesa, California and Valencia, California in November 1999 and March 2000, respectively. These new locations, along with the opening of a BJ's Restaurant & Brewhouse on the last day of the quarter in Burbank, California, provided an increase in revenues of $2,140,000 during the second quarter of 2000 when compared with the second quarter of 1999.

An increase in the BJ's restaurants same store sales for the comparable periods of $636,000, or 9.0%. Management believes this increase was due to (i) an increase in customer counts in the California and Colorado restaurants, and (ii) an increase in check averages resulting from a price increase implemented in November 1999.

The  increase  in revenues resulting from the above factors was partially offset by:

The closing of a BJ's in The Dalles, Oregon in May 1999 and Pietro's pizzerias in Eugene, Oregon in June 1999 and Longview, Washington in June 2000. The closures of these locations reduced second quarter 2000 revenues by $339,000 compared with 1999, when they were operating a substantial portion of the quarter.

A decrease in the Pietro's restaurants same store sales for the comparable periods of $46,000, or 4.1%.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $3,402,000 for the three months ended June 30, 2000 from $2,790,000 for the comparable period of 1999, an increase of $612,000 or 21.9%. As a percentage of sales, cost of sales decreased to 27.6% for the current quarter from 28.0% for the comparable prior-year quarter. The Company's same-store cost of sales, as a percentage of sales, was relatively stable at 27.7% during the three months ended June 30, 2000, compared to 27.8% for the comparable period of 1999. The overall improvement in cost of sales percentage was primarily due to the increase in revenues, discussed above, and improved food and beverage cost control in the Arcadia, California restaurant and the restaurant and brewery in Woodland Hills, California both of which opened in early 1999. As a percentage of their revenues, these stores collectively reduced food costs to 28.9% for the first quarter of 2000, compared to 29.8% for the comparable quarter of 1999. A reduction in food costs as a percentage of sales is in line with the Company's experience as operations at newly developed restaurants are refined and the restaurant matures.

     Labor. Labor costs for the Company increased to $4,412,000 in the three months ended June 30, 2000 from $3,530,000 for the comparable period in 1999, an increase of $882,000 or 25.0%. As a percentage of revenues, labor costs increased to 35.7% in the 2000 period from 35.5% in the 1999 period. The overall and percentage increases are primarily attributable to the opening of restaurant and brewhouses in La Mesa, California in November 1999 and Valencia, California in March 2000, which accounted for $844,000 of labor costs during the second quarter of 2000. The Company intentionally overstaffs new restaurants during the startup phase of operations to allow for newly trained employees, an initial higher customer count and to ensure a good dining experience by its customers. Same-store labor costs increased $190,000, primarily to support the higher level of revenues, to $2,995,000 or 6.8%, for the quarter ended June 30, 2000, from $2,805,000 for the comparable period of 1999. The factors resulting in increased labor costs for the second quarter of 2000 were partially offset by the closure of three Northwest restaurants. The closures collectively resulted in a $127,000 reduction in labor costs in comparison with the second quarter of 1999. As a percentage of revenues same-store labor costs for the second quarter of 2000 decreased to 34.1% from 34.2% from the comparable period of 1999.

     Occupancy. Occupancy costs increased to $993,000 during the three months ended June 30, 2000 from $751,000 during the comparable period in 1999, an increase of $242,000, or 32.3%. The increase reflects the four additional BJ's concept restaurants which were open the entire second quarter of 2000. As a percentage of revenues, occupancy costs increased to 8.0% in the 2000 period from 7.6% in the 1999 period. The primary reason for the percentage increase in occupancy costs relative to revenues was the decrease in sales at the Northwest Pietro's restaurants. None of the Pietro's pizza restaurants experienced a level of sales that required the payment of rent based on a percentage of sales.

Operating Expenses. Operating expenses increased to $1,287,000 during the three months ended June 30, 2000 from $1,107,000 during the comparable period in 1999, an increase of $270,000 or 26.5%. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities. The opening of the BJ's Restaurant & Brewery in Woodland Hills, California in April 1999 and the BJ's Restaurant & Brewhouses in La Mesa, California and Valencia, California in November 1999 and March 2000, respectively, accounted for $218,000 of the increase during the second quarter of 2000. As a percentage of revenues, operating expenses increased to 10.4% in the 2000 period from 10.2% in the 1999 period. Management believes the primary reasons for the increase in operating expenses as a percentage of revenues were recent price or rate increases in services, utilities and various supplies.

     General and Administrative Expenses. General and administrative expenses increased to $1,024,000 during the three months ended June 30, 2000 from $752,000 during the comparable period in 1999, an increase of $272,000 or 36.2%. As a percentage of revenues general and administrative expenses increased to 8.3% from 7.6% of the comparable period of 1999. The increase in general and administrative expenses was primarily due to acquiring resources to plan and implement the Company's growth strategy, incurring costs in locating and evaluating sites for future restaurants and developing staff and systems to manage current and planned future expansion.

     Preopening Costs. Since January 1999, the Company expenses costs associated with the opening of new restaurants as incurred. During the three-month period ending June 30, 2000, the Company incurred costs of $312,000 due to preparations for the openings of its new restaurant and brewhouses in Valencia and Burbank, California and the development of the restaurant and brewery in West Covina and restaurant and brewhouse in Huntington Beach, California. During the second quarter of 1999 the Company was preparing one restaurant for opening. These costs will fluctuate from year to year, possibly significantly, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process.

     Depreciation and Amortization. Depreciation and amortization increased to $462,000 during the three- month period ended June 30, 2000 from $390,000 during the comparable period in 1999, an increase of $72,000 or 18.5%. This increase was primarily due to the addition of restaurant equipment, furniture and improvements and brewery equipment totaling $6,256,000 for the restaurant and brewery opened in Woodland Hills, California and restaurant and brewhouses in Arcadia, La Mesa and Valencia, California.

     Interest Expense. Interest expense increased to $99,000 during the quarter ended June 30, 2000 from $83,000 during the comparable period in 1999, an increase of $16,000, or 19.3%. This increase was primarily due to the additional debt incurred by the Company to finance leasehold improvements and equipment for the new restaurants in Valencia and Burbank, California, as well as the restaurants being constructed in West Covina, and Huntington Beach, California. Interest expense related to these projects, including amortization of the loan fee, was $50,000 during the second quarter of 2000; this amount was partially offset by reduced interest expense on older debt due to normal principal amortization.

Six-Month Period Ended June 30, 2000 Compared to Six-Month Period Ended June 30, 1999.

Revenues. Total revenues for the six months ended June 30, 2000 increased to $22,525,000 from $18,040,000 for the comparable period in 1999, an increase of $4,485,000 or 24.9%. The increase is primarily the result of:

The opening of restaurant and brewhouses in Arcadia, La Mesa and Valencia, California in January 1999, November 1999 and March 2000, respectively, and a restaurant & brewery in Woodland Hills, California in April 1999. These new locations provided an increase in revenues of $4,134,000 during the first six months of 2000.

An increase in the BJ's restaurants same store sales for the comparable periods of $1,196,000, or 10.1%. Management believes this increase was due to (i) an increase in customer counts in the California and Colorado restaurants, and (ii) an increase in check averages resulting from a price increase implemented in November 1999.

The  increase  in  revenues  from  the  above  factors  was partially offset by:

The closing of a restaurant and brewhouse in The Dalles, Oregon in May 1999 and Pietro's pizzerias in Eugene, Oregon and Longview, Washington in June 1999 and June 2000, respectively. The closures of these locations reduced revenues for the first six months of 2000 by $695,000 when compared with 1999, when they were open for much of the six-month period.

A decrease in the Pietro's pizzeria restaurants same store sales for the comparable periods of $95,000, or 4.2%.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $6,204,000 for the six months ended June 30, 2000 from $5,015,000 for the comparable period of 1999, an increase of $1,189,000 or 23.7%. As a percentage of sales, cost of sales declined to 27.5% from 27.8 for the six-month period of 1999. The Company's same-store cost of sales, as a percentage of sales, improved to 27.5% during the six months ended June 30, 2000 from 27.9% for the comparable period of 1999. The improvement in same store cost of sales was partially offset by the higher food costs associated with the opening of the new restaurants in La Mesa and Valencia, California. As a percentage of their revenues, these new stores collectively incurred food costs of 28.8% for the first six months of 2000. A higher cost of sales percentage in the early months of operations is in line with the Company's experience when opening new restaurants.

     Labor. Labor costs for the restaurants increased to $8,110,000 for the six months ended June 30, 2000 from $6,508,000 for the comparable period in 1999, an increase of $1,602,000 or 24.6%. As a percentage of revenues, labor costs decreased to 36.0% in the 2000 period from 36.1% in the 1999 period. The overall increase is attributable to the opening of the new California restaurants; labor costs at these three restaurants totaled $984,000. The decrease as a percentage of sales was primarily due to more efficient staffing of the Arcadia and Woodland Hills, California restaurants. Opened in January and April 1999, respectively, their collective labor costs as a percentage of revenues improved to 35.6% from 41.2% for the comparable 1999 six-month period. The Company intentionally overstaffs new restaurants during the startup phase of operations to allow for newly trained employees, an initial higher customer count and to ensure a good dining experience by its customers. Same-store labor costs increased $422,000, or 8.7%, to $5,277,000 for the six months ended June 30, 2000 from $4,855,000 for the comparable period of 1999. As a percentage of revenues same-store labor costs for the three months of 1999 increased to 34.8% from 34.5% for the comparable period of 1999. Management feels the increase in same-store labor costs as a percentage of revenues is due primarily to a 4.2% decrease in sales at the northwest Pietro's restaurants.

     Occupancy. Occupancy costs increased to $1,827,000 during the six months ended June 30, 2000 from $1,460,000 during the comparable period in 1999, an increase of $367,000, or 25.1%. As a percentage of revenues, occupancy costs were stable at 8.1% for both the 2000 and 1999 six-month periods. Due to increased revenues, the BJ's restaurants same-store occupancy costs as a percentage of sales decreased to 7.1% from 7.5% for the comparable 1999 period. This was offset by an increase at the same store Pietro's restaurants of occupancy costs as a percentage of sales to 11.6% for the six-months ending June 30, 2000 compared to 10.7% for the comparable period of the prior year.

Operating Expenses. Operating expenses increased to $2,394,000 during the six months ended June 30, 2000 from $1,924,000 during the comparable period in 1999, an increase of $470,000 or 24.4%. The restaurant & brewery opened in April 1999 and the restaurant & brewhouses opened in November 1999 and March 2000, respectively, accounted for $450,000 of the increase during the first two quarters of 2000. As a percentage of revenues, operating expenses decreased to 10.6% in the 2000 period from 10.7% in the 1999 period. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities. Management believes the decrease in operating expenses as a percentage of revenues reflects a focus on more efficient operations at recently opened restaurants.

     General and Administrative Expenses. General and administrative expenses increased to $1,937,000 during the six months ended June 30, 2000 from $1,416,000 during the comparable period in 1999, an increase of $249,000 or 36.8%. As a percentage of revenues general and administrative expenses increased to 8.6% from 7.8% of the comparable period of 1999. The increase in general and administrative expenses was primarily due to acquiring resources to plan and implement the Company's growth strategy, incurring costs in locating and evaluating sites for future restaurants and developing staff and systems to manage anticipated future expansion.

     Preopening Costs. During the six-month period ended June 30, 2000, the Company incurred costs of $322,000 due to preparations for the openings of its new restaurants in Valencia and Burbank, California and the restaurants under development in West Covina and Huntington Beach, California. These costs will fluctuate from year to year, possibly significantly, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process.

     Depreciation and Amortization. Depreciation and amortization increased to $888,000 during the six- month period ended June 30, 2000 from $744,000 during the comparable period in 1999, an increase of $144,000 or 19.4%. This increase was primarily due to the addition of restaurant equipment, furniture and improvements and brewery equipment totaling $6,256,000 for the restaurant and brewery opened in Woodland Hills, California and restaurant and brewhouses in Arcadia, La Mesa and Valencia, California. Depreciation of capital assets at these locations increased depreciation expense by $155,000 during the first two quarters of 2000. This increase was partially offset by the closing of three Northwest restaurants since late May of 1999.

     Interest Expense. Interest expense increased to $177,000 during the six-months ended June 30, 2000 from $150,000 during the comparable period in 1999, an increase of $27,000, or 18.0%. This increase was primarily due to the additional debt incurred by the Company to finance equipment for the new restaurants in Valencia and Burbank, California, as well as the restaurants being constructed in West Covina, and Huntington Beach, California. Interest expense related to these projects, including amortization of the loan fee, totaled $63,000 during the first two quarters of 2000; this amount was partially offset by reduced interest expense on older debt due to normal principal amortization.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's operating activities, as detailed in the Consolidated Statement of Cash Flows, provided $3,099,000 net cash during the six months ended June 30, 2000, a $1,588,000, or 105.1%, increase over the $1,511,000 generated in the comparable period of the prior year. This increase in cash from operating activities during the first two quarters of 2000 was primarily due to a $1,329,000 increase in accounts payable during the six-month period, which reflects the accumulation of invoices related to restaurant construction that become due during the various stages of development. Capital expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants totaled $5,086,000 and $1,221,000 for the six months ended June 30, 2000 and 1999, respectively, an increase of $2,836,000, or 126.0%. These expenditures were required to develop the new restaurants in Valencia, California and Burbank, California, as well as two additional restaurants currently under construction and scheduled for opening dates in late August and late September 2000. Debt reduction on loans exclusive of recent fundings for construction, including the principal portion of capitalized lease payments, for the six months ended June 30, 2000 and 1999 totaled $395,000 and $381,000, respectively.

     The Company intends to continue the development of additional restaurants. Management believes that the Company's current resources and operational cashflow is sufficient to sustain its operations for at least the next year. In order to fund the opening of additional restaurants the Company will require, and intends to raise, additional capital through either increased bank borrowings, the issuance of debt or equity securities, or the formations of additional investment or loan arrangements, or a combination of the foregoing. The Company presently has no firm commitments in that regard and can give no assurances that management can successfully implement such objectives.

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

     In June 2000 the Company settled a lawsuit brought by the owner and landlord of property in Aloha, Oregon, where the Company formerly operated a Pietro's restaurant. The restaurant was heavily damaged by fire in February 1997 and the Company chose not to rebuild a new restaurant on the site. The Company made a one-time payment to the landlord of $40,000 as well as other minor considerations. As part of the settlement, the Company has ceased paying rent, and has no further obligations to the landlord. The Company also incurred a non-cash charge of $49,000 on the abandonment of preliminary reconstruction done after the fire.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

     3.1 Amended and Restated Articles of Incorporation of the Company, as amended incorporated by reference to the Company's
             Registration Statement on Form SB-2, effective October 8, 1996 (SEC File No. 333-5182-LA), herein as the "Registration Statement".

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

     4.1 Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement).

     4.2 Warrant Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement).

     4.3 Specimen Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registration Statement).

     4.4     Form  of  Representative's  Warrant  (incorporated  by reference to
             Exhibit  4.4.  of  the  Registration  Statement).

     27.1    Financial Data Schedule

      (b)    Reports on Form 8-K

             The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHICAGO PIZZA & BREWERY, INC.
                                   (Registrant)


August 14, 2000                      By:  /s/ PAUL A. MOTENKO
                                          --------------------
                                          Paul A. Motenko
                                          Co-Chief Executive Officer, Vice
                                          President,Secretary and Co-Chairman
                                          of the Board of Directors



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