Form 10-Q
period 2000-09-30
CHICAGO PIZZA & BREWERY INC
filed 2000-11-09
CIK 1013488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                              16162 BEACH BOULEVARD
                                    SUITE 100
                       HUNTINGTON BEACH, CALIFORNIA 92647
       (Address and zip code of Registrant's principal executive offices)

                                 (714) 848-3747
               (Registrants telephone number, including area code)



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

As of November 1, 2000, there were 7,658,321 shares of Common Stock of the Registrant outstanding and 7,964,584 Redeemable Warrants of the Registrant outstanding.

                 CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES



                                                                     PAGE
                                                                     ----
PART I.    FINANCIAL INFORMATION

Item   1.         Consolidated Financial Statements                    1

     Consolidated Balance Sheets -
          September, 2000 (Unaudited) and December 31, 1999                1

     Unaudited Consolidated Statements of  Operations -
          Three Months Ended and Nine Months Ended
          September 30, 2000 and September 30, 1999                        2

     Unaudited Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2000 and
          September 30, 1999                                               3

     Notes to Consolidated Financial Statements                            4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           5

Item 3.      Quantitative and Qualitative Disclosures about Market Risk   10

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings                                             10

Item 2.     Changes in Securities                                         11

Item 3.     Defaults Upon Senior Securities                               11

Item 4.     Submission of Matters to a Vote of
               Security Holders                                           11

Item 5.     Other Information                                             11

Item 6.     Exhibits and Reports on Form 8-K                              11


     SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL INFORMATION

                                    CHICAGO PIZZA & BREWERY, INC.
                                     CONSOLIDATED BALANCE SHEETS


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                               (UNAUDITED)
                                                             ---------------  --------------

ASSETS:
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . .   $    1,098,075   $     188,811
Accounts receivable. . . . . . . . . . . . . . . . . . . .          216,717         141,968
Inventory. . . . . . . . . . . . . . . . . . . . . . . . .          556,686         455,880
Prepaids and other current assets. . . . . . . . . . . . .          216,606         271,854
                                                             ---------------  --------------

Total current assets . . . . . . . . . . . . . . . . . . .        2,088,084       1,058,513

Property and equipment, net. . . . . . . . . . . . . . . .       19,843,001      12,529,913

Other assets . . . . . . . . . . . . . . . . . . . . . . .          379,228         353,595
Intangible assets, net . . . . . . . . . . . . . . . . . .        5,077,972       5,202,085
                                                             ---------------  --------------

Total assets . . . . . . . . . . . . . . . . . . . . . . .   $   27,388,285   $  19,144,106
                                                             ===============  ==============



Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . .   $    3,687,080   $   1,114,757
Accrued expenses . . . . . . . . . . . . . . . . . . . . .        2,436,062       1,710,984
Current portion of notes payable to related parties. . . .          371,088         350,341
Current portion of long-term debt. . . . . . . . . . . . .          676,405         284,919
Current portion of obligations under capital lease . . . .           55,339         146,942
                                                             ---------------  --------------

Total current liabilities. . . . . . . . . . . . . . . . .        7,225,974       3,607,943

Notes payable to related parties . . . . . . . . . . . . .        1,088,067       1,368,807
Long-term debt . . . . . . . . . . . . . . . . . . . . . .        4,067,996         687,331
Obligations under capital lease. . . . . . . . . . . . . .              909          22,574
Other liabilities. . . . . . . . . . . . . . . . . . . . .          449,843         109,131
                                                             ---------------  --------------

Total liabilities. . . . . . . . . . . . . . . . . . . . .       12,832,789       5,795,786
                                                             ---------------  --------------

Commitments and contingencies

Minority interest in partnership . . . . . . . . . . . . .          281,440         249,159

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued
    Or outstanding
Common stock, no par value, 60,000,000 shares authorized
    and 7,658,321 shares issued and outstanding as of
    September 30, 2000 and December 31, 1999. . . . . . . .      16,076,132      16,076,132
Capital surplus. . . . . . . . . . . . . . . . . . . . . .          975,280         975,280
Accumulated deficit. . . . . . . . . . . . . . . . . . . .       (2,777,356)     (3,952,251)
                                                             ---------------  --------------

Total shareholders' equity . . . . . . . . . . . . . . . .       14,274,056      13,099,161
                                                             ---------------  --------------

Total liabilities and shareholders' equity . . . . . . . .   $   27,388,285   $  19,144,106
                                                             ===============  ==============

       The accompanying notes are an integral part of these consolidated financial statements.

                          CHICAGO PIZZA & BREWERY, INC.

                                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,


                                                            2000          1999          2000          1999
                                                        ------------  ------------  ------------  ------------
Revenues . . . . . . . . . . . . . . . . . . . . . . .  $14,790,790   $10,039,105   $37,316,233   $28,078,790
Cost of sales. . . . . . . . . . . . . . . . . . . . .    4,119,982     2,861,960    10,323,834     7,876,593
                                                        ------------  ------------  ------------  ------------
        Gross profit . . . . . . . . . . . . . . . . .   10,670,808     7,177,145    26,992,399    20,202,197

Costs and expenses:
Labor and benefits . . . . . . . . . . . . . . . . . .    5,218,741     3,543,146    13,318,345    10,050,707
Occupancy. . . . . . . . . . . . . . . . . . . . . . .    1,122,171       775,823     2,949,304     2,236,200
Operating expenses . . . . . . . . . . . . . . . . . .    1,517,669     1,106,134     3,911,542     3,032,259
Preopening costs . . . . . . . . . . . . . . . . . . .      317,857        43,439       775,964       365,352
Restaurant closure expense                                                              114,300       169,071
General and administrative . . . . . . . . . . . . . .      927,831       872,249     2,865,304     2,288,017
Depreciation and amortization. . . . . . . . . . . . .      520,256       392,139     1,408,281     1,135,894
                                                        ------------  ------------  ------------  ------------
Total cost and expenses. . . . . . . . . . . . . . . .    9,624,525     6,732,930    25,343,040    19,277,500
                                                        ------------  ------------  ------------  ------------
        Income from operations . . . . . . . . . . . .    1,046,283       444,215     1,649,359       924,697

Other income (expense):
Interest expense . . . . . . . . . . . . . . . . . . .     (152,783)      (87,292)     (329,779)     (237,269)
Interest income. . . . . . . . . . . . . . . . . . . .          197        22,677         3,724        49,464
Other income (expense), net. . . . . . . . . . . . . .           47           285        (1,796)        9,991
                                                        ------------  ------------  ------------  ------------
        Total other income (expense) . . . . . . . . .     (152,539)      (64,330)     (327,851)     (177,814)
                                                        ------------  ------------  ------------  ------------
        Income before minority interest, income taxes
                And change in accounting . . . . . . .      893,744       379,885     1,321,508       746,883

Minority interest in partnership . . . . . . . . . . .      (47,386)      (33,773)      (54,809)      (53,832)
                                                        ------------  ------------  ------------  ------------
        Income before income taxes and change
                in accounting. . . . . . . . . . . . .      846,358       346,112     1,266,699       693,051
Income tax expense . . . . . . . . . . . . . . . . . .      (62,291)      (15,236)      (91,803)      (25,811)
                                                        ------------  ------------  ------------  ------------
        Income before change in accounting . . . . . .      784,067       330,876     1,174,896       667,240
Cumulative effect of change in accounting                                                            (106,175)
                                                        ------------  ------------  ------------  ------------
        Net income . . . . . . . . . . . . . . . . . .  $   784,067   $   330,876   $ 1,174,896   $   561,065
                                                        ============  ============  ============  ============

Net income (loss) per share:
        Basic and dilutive:
Income before cumulative effect of change in
        Accounting . . . . . . . . . . . . . . . . . .  $      0.10   $      0.04   $      0.15   $      0.09
Cumulative effect of change in accounting                                                              ($0.01)
                                                        ------------  ------------  ------------  ------------
        Net income per share . . . . . . . . . . . . .  $      0.10   $      0.04   $      0.15   $      0.08
                                                        ============  ============  ============  ============

Weighted average number of shares outstanding:
        Basic. . . . . . . . . . . . . . . . . . . . .    7,658,321     7,658,321     7,658,321     7,328,651
                                                        ============  ============  ============  ============

        Dilutive . . . . . . . . . . . . . . . . . . .    7,869,303     7,669,453     7,683,778     7,338,419
                                                        ============  ============  ============  ============


            The accompanying notes are an integral part of these consolidated financial statements.

                          CHICAGO PIZZA & BREWERY, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                            2000          1999
                                                        ------------  ------------
Cash flows provided by (used in) operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . .  $ 1,174,896   $   561,065
Adjustments to reconcile net income to net cash
      provided by operating activities:
Depreciation and amortization. . . . . . . . . . . . .    1,408,281     1,135,894
Change in accounting principle                                            106,175
Minority interest in partnership . . . . . . . . . . .       54,809        53,832
Loss on disposal of assets . . . . . . . . . . . . . .       75,299       136,925
Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . .      (74,749)       61,410
    Inventory. . . . . . . . . . . . . . . . . . . . .     (100,806)      (44,033)
    Prepaids and other current assets. . . . . . . . .       55,248      (156,018)
    Other assets . . . . . . . . . . . . . . . . . . .      (51,831)       (1,553)
    Accounts payable . . . . . . . . . . . . . . . . .    2,572,323        77,466
    Accrued expenses . . . . . . . . . . . . . . . . .      659,524       254,463
    Other liabilities. . . . . . . . . . . . . . . . .        9,752        (9,726)
                                                        ------------  ------------

       Net cash provided by operating activities . . .    5,782,746     2,175,900
                                                        ------------  ------------

Cash flows provided by (used in) investing activities:
Purchases of equipment . . . . . . . . . . . . . . . .   (8,673,358)   (2,913,776)
Proceeds from sale of restaurant equipment . . . . . .       27,000        48,867
                                                        ------------  ------------

Net cash used in investing activities. . . . . . . . .   (8,646,358)   (2,864,909)
                                                        ------------  ------------

Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock                                      1,000,000
Proceeds from long-term debt . . . . . . . . . . . . .    4,000,000       699,604
Landlord contribution for tenant improvements. . . . .      396,514
Payments on related party debt . . . . . . . . . . . .     (259,993)     (256,552)
Payments on debt . . . . . . . . . . . . . . . . . . .     (227,849)     (218,120)
Capital lease payments . . . . . . . . . . . . . . . .     (113,268)      (96,556)
Repurchase of redeemable warrants                                         (28,858)
Distribution to minority interest partners . . . . . .      (22,528)      (18,528)
                                                        ------------  ------------

       Net cash provided by financing activities . . .    3,772,876     1,080,990
                                                        ------------  ------------

       Net increase in cash and cash equivalents . . .      909,264       391,981

Cash and cash equivalents, beginning of period . . . .      188,811     1,490,705
                                                        ------------  ------------

Cash and cash equivalents, end of period . . . . . . .  $ 1,098,075   $ 1,882,686
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

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the three months and nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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


ORGANIZATION

Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") owns and operates 29 restaurants located in Southern California, Oregon and Colorado and an interest in one restaurant in Lahaina, Maui. Each of these restaurants is operated as either a BJ's Restaurant & Brewery, a BJ's Restaurant & Brewhouse, a BJ's Pizza & Grill - OTC or a Pietro's Pizza restaurant. The menu at the BJ's restaurants feature BJ's award-winning, signature deep-dish pizza, BJ's own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The five BJ's Restaurant & Brewery restaurants feature in-house brewing facilities where BJ's handcrafted beers are produced. The seven Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

     The Company's current focus is on the development of the larger footprint BJ's restaurants in high profile locations with favorable demographics. The Company opened a BJ's Restaurant & Brewery in West Covina, California in August 2000 and a BJ's Restaurant & Brewhouse in Huntington Beach, California in October 2000. This brings the number of larger footprint BJ's restaurants opened to four during 2000. The Company is currently in negotiations for additional sites in California, Arizona and Washington, but does not anticipate opening any additional restaurants before the end of the current year.

RELATED PARTY

The Jacmar Companies ("Jacmar"), the Company's largest supplier of product and paper goods, holds approximately 11.9% of the outstanding Common Stock of the Company. Jacmar supplied the Company with approximately $4,647,000 and $3,081,000 worth of food and beverage products for the nine-month periods ended September 30, 2000 and 1999, respectively. As of September 30, 2000, the Company had a payable to Jacmar of approximately $1,331,000 for merchandise.
This amount represents approximately sixty-two days of purchases, and will be paid in accordance with a schedule agreed to by both parties commencing in late November 2000.

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


RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2000 Compared to Three-Month Period Ended September 30, 1999.

Revenues. Total revenues for the three months ended September 30, 2000 increased to $14,791,000 from $10,039,000 for the comparable period in 1999, an increase of $4,752,000 or 47.3%. The increase is primarily the result of:

The opening of BJ's Restaurant & Brewhouses in La Mesa, California, Valencia, California and Burbank, California, in November 1999, March 2000 and June 2000, respectively. These new locations, along with the opening of a BJ's Restaurant & Brewery in West Covina, California in August 2000 provided an increase in revenues of $4,173,000 during the third quarter of 2000 when compared with the third quarter of 1999.

An increase in the BJ's restaurants same store sales for the comparable periods of $673,000, or 7.6%. Management believes this increase was due to (i) an increase in customer counts in all but one of the California and three of the

Oregon BJ's restaurants, and (ii) an increase in check averages resulting from a small price increase implemented in November 1999.

The  increase  in revenues resulting from the above factors was partially offset by:

A decrease in third quarter revenues at the BJ's Restaurant & Brewery in Woodland Hills, California and the BJ's Restaurant and Brewhouses in Lloyd Center, Oregon and Gresham, Oregon totaling $126,000, or 7.9% of their comparable period 1999 sales.

The closing of a Pietro's pizzeria in Longview, Washington in June 2000. The Company chose not to exercise its option to extend its lease at this location. The Longview Pietro's had sales of $98,000 during the third quarter of 1999.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $4,120,000 for the three months ended September 30, 2000 from $2,862,000 for the comparable period of 1999, an increase of $1,258,000 or 44.0%. As a percentage of sales, cost of sales decreased to 27.9% for the current quarter from 28.5% for the comparable prior-year quarter. The Company's same-store BJ's cost of sales, as a percentage of sales, decreased to 27.8% from 28.6% during the three months ended September 30, 2000 compared to the comparable period of 1999. The overall improvement in cost of sales percentage was primarily due to the increase in revenues discussed above, and improved food and beverage cost control in the Arcadia, California restaurant and the restaurant and brewery in Woodland Hills, California both of which opened in early 1999. As a percentage of their revenues, these stores collectively reduced cost of sales to 28.5% for the third quarter of 2000, compared to 30.8% for the comparable quarter of 1999. A reduction in food costs as a percentage of sales is in line with the Company's experience as operations at newly developed restaurants are refined and the restaurant matures. Cost of sales percentage reductions were also achieved at the Huntington Beach, California and the Stark Street, Portland, Oregon restaurants of 1.3% and 2.0%, respectively. The same-store Northwest Pietro's restaurants showed a 1.7% improvement in cost of sales relative to revenues.

     Labor. Labor costs for the Company increased to $5,219,000 in the three months ended September 30, 2000 from $3,543,000 for the comparable period in 1999, an increase of $1,676,000 or 47.3%. As a percentage of revenues, labor costs remained constant at 35.3% for both the 2000 and 1999 periods. Same-store BJ's labor costs, as a percentage of sales, for the third quarter of 2000 decreased to 33.8% from 35.3% for the comparable period of 1999. Contributing significantly to the decrease was the maturing of operations at the Arcadia, California restaurant and Woodland Hills, California restaurant & brewery, both of which opened in early 1999. The Company intentionally overstaffs new restaurants during the startup phase of operations to allow for newly trained employees, an initial higher customer count and to ensure a good dining experience by its customers. Combined, these two large-footprint restaurants reduced their labor costs as a percentage of revenues for the third quarter of 2000 to 33.2% from 39.9% for the comparable period of the prior year.

As anticipated, the Company experienced initially higher labor cost percentages at the four restaurants opened subsequent to September 30, 1999. The restaurants opened in La Mesa, Valencia, Burbank and West Covina, California had labor costs as a percentage of sales of 38.9% during the third quarter of 2000. Labor percentages at the Northwest Pietro's stores were unchanged at 34.1% for three-month period of 2000 when compared to the same period of 1999.

     Occupancy. Occupancy costs increased to $1,122,000 during the three months ended September 30, 2000 from $776,000 during the comparable period in 1999, an increase of $346,000, or 44.6%. The increase reflects the three additional BJ's concept restaurants that were open the entire third quarter of 2000, and the West Covina restaurant that opened in August 2000. As a percentage of revenues, occupancy costs decreased to 7.5% in the 2000 period from 7.7% of the 1999 period. The primary reasons for the decrease in occupancy costs relative to revenues was the addition of high volume restaurants and the increase in same-store sales, which combined to cause a greater proportion of rent to be based on percentage rent computations.

Operating Expenses. Operating expenses increased to $1,518,000 during the three months ended September 30, 2000 from $1,106,000 during the comparable period in 1999, an increase of $412,000 or 37.3%. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities. The opening of the BJ's Restaurant & Brewhouses in La Mesa, California, in November 1999, Valencia, California in March 2000, Burbank, California in June 2000 and the BJ's Restaurant & Brewery in West Covina, California in August 2000 resulted in $425,000 of operating expenses during the third quarter of 2000. As a percentage of revenues, operating expenses decreased to 10.3% in the 2000 period from 11.0% in the 1999 period. Management believes the primary reason for the decrease in operating expenses as a percentage of revenues was a continuing emphasis on cost controls in restaurant operations.

General and Administrative Expenses. General and administrative expenses increased to $928,000 during the three months ended September 30, 2000 from $872,000 during the comparable period in 1999, an increase of $56,000 or 6.3%. As a percentage of revenues, general and administrative expenses decreased to 6.3% from 8.7% for the comparable period of 1999. During 1999 and continuing in 2000, the Company hired management and committed resources to systems and staff development to plan and manage the Company's growth strategy. As the intended growth in restaurant revenues materialized during 2000, general and administrative expenses as a percentage of revenue decreased during the third quarter of 2000 in comparison to the comparable period of 1999.

     Preopening Costs. Since January 1999, the Company expenses costs associated with the opening of new restaurants as incurred. During the three-month period ended September 30, 2000, the Company incurred costs of $318,000 partially due to preparations for the openings of its new restaurant and brewery in West Covina, California. Preparations for the opening of its restaurant and brewhouse in Huntington Beach, California, opened in October 2000, added to third quarter 2000 preopening costs. During the third quarter of 1999, the Company was in the process of opening one restaurant. These costs will fluctuate from year to year, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process.

     Depreciation and Amortization. Depreciation and amortization increased to $520,000 during the three- month period ended September 30, 2000 from $392,000 during the comparable period in 1999, an increase of $128,000 or 32.7%. This increase was primarily due to the addition of restaurant equipment, furniture and improvements and brewery equipment totaling $8,619,000 for the restaurant and brewery opened in West Covina, California in late 1999 and restaurant and brewhouses in La Mesa, Valencia and Burbank, California during the first two quarters of 2000.

     Interest Expense. Interest expense increased to $153,000 during the quarter ended September 30, 2000 from $87,000 during the comparable period in 1999, an increase of $66,000, or 75.9%. This increase was primarily due to the additional debt incurred by the Company to finance leasehold improvements and equipment for the new restaurants in Valencia, Burbank, West Covina and Huntington Beach, California. The average weighted balance during the third quarter of 2000 of this additional debt was $3,208,000.

Nine-Month Period Ended September 30, 2000 Compared to Nine-Month Period Ended September 30, 1999.

Revenues. Total revenues for the nine months ended September 30, 2000 increased to $37,316,000 from $28,079,000 for the comparable period in 1999, an increase of $9,237,000 or 32.9%. The increase is primarily the result of:

The opening of restaurant and brewhouses in Arcadia, La Mesa, Valencia and Burbank, California in January 1999, November 1999, March 2000 and June 2000, respectively, and restaurant & breweries in Woodland Hills and West Covina, California in April 1999 and August 2000, respectively. These new locations provided an increase in revenues of $8,301,000 during the first nine months of 2000.

An increase in the BJ's restaurants same store sales for the comparable periods of $1,820,000, or 9.6%. Management believes this increase was due to (i) an increase in customer counts in the California and Colorado restaurants, and (ii) an increase in check averages resulting from a minor price increase implemented in November 1999.

The  increase  in  revenues  from  the  above  factors  was partially offset by:

The closing of a restaurant and brewhouse in The Dalles, Oregon in May 1999 and Pietro's pizzerias in Eugene, Oregon and Longview, Washington in June 1999 and June 2000, respectively. These locations generated revenues of $970,000 during 1999, when they were open for portions of the nine-month period.

     Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $10,324,000 for the nine months ended September 30, 2000 from $7,877,000 for the comparable period of 1999, an increase of $2,447,000 or 31.1%. As a percentage of sales, cost of sales declined to 27.7% from 28.1% for the nine-month period of 1999. The Company's BJ's same-store cost of sales, as a percentage of sales, improved to 27.6% during the nine months ended September 30, 2000 from 27.9% for the comparable period of 1999. The same-store Northwest Pietro's restaurants reduced their cost of sales to 29.0% for the first three quarters of 2000 from 29.5% for the comparable period of 1999.

The improvement in same store cost of sales was partially offset by the higher food costs associated with the opening of the new restaurants in La Mesa, Valencia, Burbank, and West Covina, California. As a percentage of their revenues, these new stores collectively incurred cost of sales of 28.9% for the first nine months of 2000. A higher cost of sales percentage in the early months of operations is in line with the Company's experience when opening new restaurants.

     Labor. Labor costs for the restaurants increased to $13,318,000 for the nine months ended September 30, 2000 from $10,051,000 for the comparable period in 1999, an increase of $3,267,000 or 32.5%. As a percentage of revenues, labor costs decreased slightly to 35.7% in the 2000 period from 35.8% in the 1999 period. The overall increase was attributable to the opening of the La Mesa, California restaurant & brewhouse in November 1999 and the three additional
California restaurant & brewhouses opened during the first three quarters of 2000; labor costs at these restaurants totaled $2,718,000. As a percentage of revenues, these four restaurants had labor costs of 37.9% for the nine-month period ended September 30, 2000. The Company intentionally overstaffs new restaurants during the startup phase of operations to allow for newly trained employees, an initial higher customer count and to ensure a good dining experience by its customers.

Same-store BJ's labor costs increased $634,000, or 9.6%, to $7,225,000 for the nine months ended September 30, 2000 from $6,591,000 for the comparable period of 1999. This increase was necessary to support the growth in same-store BJ's revenues for the nine-month period. As a percentage of revenues same-store labor costs for the three months of 1999 increased slightly to 34.7% from 34.6% for the comparable period of 1999.

     Occupancy. Occupancy costs increased to $2,949,000 during the nine months ended September 30, 2000 from $2,236,000 during the comparable period in 1999, an increase of $713,000, or 31.9%. As a percentage of revenues, occupancy costs declined slightly to 7.9% from 8.0% for the 1999 nine-month period. Due to increased revenues, the BJ's restaurants same-store occupancy costs as a percentage of sales decreased to 7.2% from 7.6% for the comparable 1999 period. This was offset by an increase at the same store Pietro's restaurants of occupancy costs as a percentage of sales to 11.4% for the nine-months ended
September 30, 2000 compared to 10.7% for the comparable period of the prior year.

Operating Expenses. Operating expenses increased to $3,912,000 during the nine months ended September 30, 2000 from $3,032,000 during the comparable period in 1999, an increase of $880,000 or 29.0%. The restaurant & breweries opened in January 1999 and August 2000 and the restaurant & brewhouses opened in November 1999, March, April and June 2000 respectively, accounted for $847,000 of increased operating costs during the first three quarters of 2000. As a percentage of revenues, operating expenses decreased to 10.5% in the 2000 period from 10.8% in the 1999 period. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities. Management believes the decrease in operating expenses as a percentage of revenues resulted from a focus on more efficient operations at recently opened restaurants.

     General and Administrative Expenses. General and administrative expenses increased to $2,865,000 during the nine months ended September 30, 2000 from $2,288,000 during the comparable period in 1999, an increase of $577,000 or 25.2%. The increase in general and administrative expenses was primarily due to acquiring resources to implement and support the Company's growth strategy, incurring costs in locating and evaluating sites for future restaurants and developing staff and systems to manage anticipated future expansion. As a percentage of revenues, general and administrative expenses decreased to 7.7% from the 8.1% of the comparable period of 1999.

     Preopening Costs. During the nine-month period ended September 30, 2000, the Company incurred costs of $776,000 due to preparations for the openings of its new restaurants in Valencia, Burbank and Huntington Beach, California and the restaurant & brewery in West Covina, California. These costs will fluctuate from year to year, possibly significantly, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process.

     Depreciation and Amortization. Depreciation and amortization increased to $1,408,000 during the nine- month period ended September 30, 2000 from $1,136,000 during the comparable period in 1999, an increase of $272,000 or 23.9%. This increase was primarily due to the addition of restaurant equipment, furniture and improvements and brewery equipment totaling $11,957,000 for the restaurant and breweries opened in Woodland Hills and West Covina, California and restaurant and brewhouses in Arcadia, La Mesa, Burbank and Valencia, California. Depreciation of capital assets at these locations increased depreciation expense by $290,000 during the first three quarters of 2000. This increase was partially offset by the closing of three Northwest restaurants since late May of 1999.

     Interest Expense. Interest expense increased to $330,000 during the nine months ended September 30, 2000 from $237,000 during the comparable period in 1999, an increase of $93,000, or 39.2%. This increase was primarily due to the additional debt incurred by the Company to finance equipment for the new restaurants in Valencia, Burbank, West Covina and Huntington Beach, California. Interest expense related to these projects, including amortization of the loan fee, totaled $144,000 during the first three quarters of 2000. This amount was partially offset by reduced interest expense on older debt and capitalized leases due to normal principal amortization.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's operating activities, as detailed in the Consolidated Statement of Cash Flows, provided $5,783,000 net cash during the nine months ended September 30, 2000, a $3,607,000, or 165.8%, increase over the $2,176,000 generated in the comparable period of the prior year. This increase in cash from operating activities during the first nine months of 2000 was primarily due to a $2,572,000 increase in accounts payable during the period. Of the accounts payable balance at September 30, 2000, $1,331,000 was owed to the Jacmar Companies, a related party. This represents approximately sixty-two days of purchases, and will be paid in accordance with a schedule agreed to by both parties commencing in late November 2000.

     Of cash generated by operating activities in the nine months ended September 30, 2000, approximately $4,673,000, or 80.8%, was put into restaurant development. Total capital expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants was $8,673,000 and $2,914,000 for the nine months ended September 30, 2000 and 1999, respectively, an increase of $5,759,000, or 197.6%. These expenditures were required to develop the new California restaurants in Valencia, Burbank, West Covina and Huntington Beach, which was close to completion at September 30, 2000. The Company received contributions totaling $397,000 from the landlord to partially offset the cost of tenant improvements at its Valencia, California development. Debt reduction on loans exclusive of recent borrowings for construction, including the principal portion of capitalized lease payments, for the nine months ended September 30, 2000 and 1999 totaled $601,000 and $571,000, respectively.

     Due to restaurant development requiring the utilization of a substantial portion of operating cashflow since early 1999, the Company has had little opportunity to build working capital. The three California restaurants mentioned above and opened prior to September 30, 2000, together with the Arcadia, La Mesa and Woodland Hills, California restaurants opened during 1999, were considered essential to the Company's growth strategy. These six large-footprint restaurants generated cashflow at an annualized rate of approximately $5,076,000 during the nine months ended September 30, 2000. With no additional construction anticipated prior to the second quarter of 2001, management expects this additional future cashflow, as well as the cashflow of prior existing stores, to improve the Company's working capital position.

Management believes that the Company's current resources and operational cashflow is sufficient to sustain its operations for at least the next year. The Company intends to resume the development of additional restaurants. In order to fund the opening of additional restaurants the Company will require, and intends to raise, additional capital through either increased bank borrowings, the issuance of debt or equity securities, or the formations of additional investment or loan arrangements, or a combination of the foregoing. The Company presently has no firm commitments in that regard and can give no assurances that management can successfully implement such objectives.

LONG-TERM  CONSTRUCTION  LOAN

     In February 2000, the Company entered into an agreement with a bank for a collateralized term loan for a maximum amount of $4,000,000. There is an initial twelve-month draw down period and a subsequent sixty-month term out period. At September 30, 2000, the outstanding principal balance under this borrowing arrangement was $4,000,000. The weighted average interest rate from the date of initial drawdown through September 30, 2000 was 10.22% percent. The borrowed funds, augmented by the Company's operating cashflow, were used for the construction and equipment costs related to the development of the four restaurants opened during 2000.

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

            27.1     Financial Data Schedule

(b)         Reports on Form 8-K

            The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHICAGO PIZZA & BREWERY, INC.
                                   (Registrant)


November 8, 2000
                                        By:  /s/ PAUL A. MOTENKO
                                             --------------------
                                             Paul A. Motenko
                                             Co-Chief Executive Officer, Vice
                                             President, Secretary and
                                             Co-Chairman of the Board of
                                             Directors



                                        By:  /s/ JEREMIAH J. HENNESSY
                                             -------------------------
                                             Jeremiah J. Hennessy
                                             Co-Chief Executive Officer and
                                             Co-Chairman of the Board of
                                             Directors



                                        By:  /s/ ERNEST T. KLINGER
                                             ----------------------
                                             Ernest T. Klinger
                                             President, Chief Financial
                                             Officer and Co-Chairman of the
                                             Board ofDirectors