Form 10-K
period 2000-12-31
CHICAGO PIZZA & BREWERY INC
filed 2001-04-02
CIK 1013488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
                       THE SECURITIES EXCHANGE ACT OF 1934

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                    For the fiscal year ended December 31, 2000

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

                              16162 Beach Boulevard
                                    Suite 100
                       Huntington Beach, California 92647
                                 (714) 848-3747
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

The aggregate market value of the common stock of the Registrant ("Common Stock") held by non-affiliates as of December 31, 2000 based on the market price at March 16, 2001 was $8,029,744. As of March 16, 2000, there were 7,658,321 shares of Common Stock of the Registrant outstanding and 7,964,584 Redeemable Warrants of the Registrant outstanding.

DOCUMENTS  INCORPORATED  BY  REFERENCE
Certain  portions  of the following documents are incorporated by reference into
Part III of this Form 10-K: The Registrant's Proxy Statement for the Annual Meeting of Shareholders.

                                      INDEX


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS                                          1
ITEM 2.   PROPERTIES                                                       6
ITEM 3.   LEGAL PROCEEDINGS                                                6
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              6

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                        RELATED SHAREHOLDER MATTERS                          6
ITEM 6.   SELECTED FINANCIAL DATA                                            8
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS                  9
ITEM 8.   FINANCIAL STATEMENTS                                              15
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE              15

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               15
ITEM 11.   EXECUTIVE COMPENSATION                                           15
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT                                      15
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           15

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                        ON FORM 8-K                                         16

                          CHICAGO PIZZA & BREWERY, INC.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") owns and operates 28 restaurants located in Southern California, Oregon and Colorado and an interest in one restaurant in Lahaina, Maui. Each of these restaurants is operated as either a BJ's Restaurant & Brewery, a BJ's Pizza & Grill, a BJ's Restaurant & Brewhouse or a Pietro's Pizza restaurant. The menu at the BJ's restaurants feature BJ's award-winning, signature deep-dish pizza, BJ's own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The five BJ's Restaurant & Brewery restaurants feature in-house brewing facilities where BJ's hand-crafted beers are produced. The six Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

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

The enhancement of the BJ's concept and the menu expansion have contributed to same store sales increases at the BJ's restaurants open the entire comparable periods of 9.8%, 6.5% and 15.7% for the years 2000, 1999 and 1998 respectively.

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

The Company's current focus is on the development of the larger footprint BJ's restaurants in high profile locations with favorable demographics. During 2000, the Company opened BJ's Restaurant & Brewhouses in Valencia, California, Burbank, California and Huntington Beach, California in March, June and October, respectively, and a BJ's Restaurant & Brewery in West Covina, California in August. The Company anticipates opening a BJ's Restaurant & Brewhouse in Irvine, California in late summer 2001 and is in negotiations for additional sites in California and Arizona.

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


RESTAURANT  LOCATIONS  AND  EXPANSION  PLANS

The following table sets forth data regarding the Company's existing and future restaurant locations:

                                                    Year Opened/
                                                      Acquired     Square Feet
                                                    ------------   -----------
CALIFORNIA
Balboa Island ..........................................1995          2,600
La Jolla Village .......................................1995          3,000
Laguna Beach ...........................................1995          2,150
Belmont Shore ..........................................1995          2,910
Seal Beach .............................................1994          2,369
Huntington Beach .......................................1994          3,430
Westwood Village, Los Angeles ..........................1996          2,450
Brea (Microbrewery) ....................................1996         10,000
Arcadia ................................................1999          7,371
Woodland Hills (Microbrewery) ..........................1999         13,000
La Mesa ................................................1999          7,200
Valencia ...............................................1999          7,000
West Covina (Microbrewery) .............................2000         12,000
Huntington Beach II ....................................2000          8,031
Burbank ................................................2000         11,000
Irvine* ................................................2001          7,826

COLORADO
Boulder (Microbrewery) .................................1997          5,500

HAWAII
Lahaina, Maui ..........................................1994          3,430

OREGON
Hood River (Pietro's) ..................................1996          7,000
Gresham ................................................1996          5,016
Milwaukie (Pietro's) ...................................1996          8,064
Salem (Pietro's) .......................................1996          6,875
Jantzen Beach (Microbrewery) ...........................1996          7,932
Eugene II (Pietro's) ...................................1996          4,443
Eugene IV ..............................................1996          4,345
Portland (Stark) .......................................1996          6,405
Portland (Lloyd Center) (Microbrewery) .................1996          4,341
Portland (Burnside) ....................................1996          3,483
Portland (Lombard) (Pietro's) ..........................1996          5,700
McMinnville (Pietro's) .................................1996          2,900

*  Expected  to  open  in  late  summer  2001.

In addition to the above locations, the Company is evaluating potential locations in California, Arizona and Colorado. The Company's ability to open additional restaurants will depend upon a number of factors, including, but not limited to , the availability of qualified management, restaurant staff and other personnel, the cost and availability of suitable locations, regulatory limitations regarding common ownership of breweries and restaurants in certain states, cost effective and timely construction of restaurants (which can be delayed by a variety of controllable and non-controllable factors), securing of required governmental permits and approvals and the Company's ability to generate funds from existing operations or external financing. There can be no assurance that the Company will be able to open its planned restaurants in a timely or cost effective manner, if at all.

MARKETING

To date, the majority of marketing has been accomplished through community-based promotions and customer referrals. Management's philosophy relating to the BJ's restaurants has been to "spend its marketing dollars on the plate," or use funds that would typically be allocated to marketing to provide a better product and value to its existing guests. Management believes this will result in increased frequency of visits and greater customer referrals. BJ's expenditures on advertising and marketing are typically 1.0% of sales.

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

Pietro's marketing strategy relies much more on the distribution of discount coupons. Expenditures for marketing relating to the Pietro's restaurants are typically 7.0% of sales (excluding discounts).

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

RELATED PARTY TRANSACTIONS

As of December 31, 2000, the Jacmar Companies and their affiliates (collectively referred to herein as "Jacmar") owned approximately 15.5% of the Company's outstanding common stock. On December 20, 2000, Jacmar agreed to purchase approximately 2.2 million shares from ASSI, Inc. (a shareholder of the Company), in a transaction that closed on January 18, 2001. In addition, Jacmar agreed to purchase approximately 661,000 shares from two of the Company's officers in a transaction that closed on March 13, 2001. These stock purchases resulted in an increase in the percentage ownership of Jacmar and their affiliates to approximately 53.0% of the outstanding stock of the Company. The Company agreed to grant registration rights to Jacmar on the shares purchased from ASSI, Inc. and Jacmar agreed to assist the Company in obtaining additional financing for new restaurant projects.

In connection with the sale of shares by ASSI, Inc. to Jacmar in December 2000, the Company agreed to issue an option to ASSI, Inc. in exchange for a release of any claims of ASSI, Inc., including any rights it might have had to purchase additional shares from the Company under an agreement that was pending
immediately prior to the Jacmar transaction.   The option is exercisable for
200,000 shares at an exercise price of $4.00 per share, and is exercisable until December 31, 2005.

The Company also entered into an agreement on February 22, 2001 to sell an aggregate of 800,000 shares of common stock to Jacmar at $2.50 per share on or before April 30, 2001. Upon the closing of that transaction, Jacmar will own 57.4% of the Company's outstanding stock. In addition, the Company has agreed to sell Jacmar up to an additional 3.2 million shares at $2.50 on or before August 15, 2001. The exact amount of shares to be purchased of the 3.2 million shares the Company has made available and the date of purchase are to be determined by Jacmar, provided that the Company's obligation to sell the shares expires on August 15, 2001. The sale of the up to 3.2 million shares is subject to a shareholder vote and the receipt of a favorable fairness opinion. The Company agreed to grant registration rights on the shares purchased by Jacmar under this agreement.

The sale of the 800,000 shares to Jacmar enabled the Company to obtain an $8 million bank loan facility, including a $4 million term loan to replace its existing debt and an additional $4 million line of credit to fund expansion on an as-needed basis. The terms of the loan are described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation - Restaurant Development Loan."

The Company has approximately 8 million warrants outstanding, which, before the sale of additional shares to Jacmar , have an exercise price of $5.50 per share. The sale of the 800,000 shares of common stock to Jacmar in April 2001 will trigger the anti-dilution provision of the warrant agreement, resulting in an adjustment of the exercise price of the warrants to $5.35 per share. If the entire 3.2 million additional shares are purchased by Jacmar pursuant to the agreement, the warrant exercise price would be adjusted to $4.89 per share. Jacmar, through its specialty wholesale food distributorship, is the Company's largest supplier of product and paper goods. Jacmar supplied the Company with approximately $6,647,000, $4,200,000 and $2,671,000 worth of food and beverage products for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, the Company had payables to Jacmar of approximately $1,562,000 and $380,000, respectively, for merchandise. The Company is charged 1.0% per month on product statements more than thirty days old.

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

EMPLOYEES

As  of  March  1,  2001,  the  Company  employed  1,510 employees at its fifteen
California Restaurants, one Hawaii restaurant, and one Boulder, Colorado restaurant. Additionally, 335 are employed at the twelve restaurants in Oregon. The Company also employs 31 administrative and field supervisory personnel at its corporate offices. Historically, the Company has experienced relatively little turnover of restaurant management employees. The Company believes that it maintains favorable relations with its employees, and currently no unions or collective bargaining arrangements exist.

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

TRADEMARKS  AND  COPYRIGHTS

The Company's registered trademarks and service marks include, among others, the word mark "BJ's Chicago Pizzeria", and our stylized logo which includes the words "BJ's Pizza, Grill, Brewery". In addition, the Company has registered the word marks "BJ'S," "Tatonka" and "Harvest Hefeweizen" for its proprietary beer and "Pizookie" for its proprietary dessert. The Company has also filed for word marks, with registration pending, for ""BJ's Restaurant & Brewery," "BJ's Restaurant & Brewhouse" and "BJ's Pizza & Grill" and has registered all of its marks with the United States Patents and Trademark Office. Management believes that the trademarks, service marks and other proprietary rights have significant value and are important to the Company's brand-building effort and the marketing of its restaurant concepts, however, there are other restaurants using the name BJ's throughout the United States. The Company has in the past, and expects to continue to, vigorously protect its proprietary rights. Management cannot predict, however, whether steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for the Company to prevent others from copying elements of its concept and any litigation to enforce its rights will likely be costly.

ITEM  2.   PROPERTIES

All of the Company's restaurants are on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require a flat rent, subject to regional cost-of-living increases, while others additionally include a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or, if renewed, that rents will not increase substantially, both of which would adversely affect the Company. Other leases are subject to renewal at fair market value, which could involve substantial increases. Total restaurant lease expense in 2000 was approximately $3,269,000.

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

During 2000, the Company combined its executive headquarters, previously located in Mission Viejo, California, and its Northwest administrative offices, which maintained the Company's business activities and provided management and financial reporting, in a 5,547 square-foot leased facility in Huntington Beach, California. The lease expires on September 30, 2005 and currently provides for approximately $104,256 in annual rent as well as additional charges for taxes and operating expenses.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

On October 8, 1996, the Company's Common Stock and Redeemable Warrants became listed on the NASDAQ Small Cap Market ("NASDAQ") (Symbols: CHGO and CHGOW) in connection with the Initial Public Offering. On March 16, 2001, the closing prices of the Common Stock and Redeemable Warrants were $2.75 per share and $0.09 per Redeemable Warrant, respectively. The table below shows the high and low sales prices as reported by NASDAQ. The sales prices represent inter-dealer quotations without adjustments for retail mark-ups, mark-downs or commissions.


Calendar Year ended
December 31,          Common Stock     Redeemable  Warrants
------------          ------------     --------------------
                      High    Low      High    Low
                      -----  -----     -----  -----
1999
--------------
First Quarter         $1.81  $1.25     $0.13  $0.02
Second Quarter        $2.00  $1.22     $0.13  $0.06
Third Quarter         $2.06  $1.56     $0.13  $0.06
Fourth Quarter        $1.88  $1.25     $0.09  $0.06

2000
--------------
First Quarter         $1.63  $1.13     $0.19  $0.06
Second Quarter        $1.75  $1.38     $0.13  $0.03
Third Quarter         $3.00  $1.56     $0.16  $0.06
Fourth Quarter        $3.59  $2.78     $0.25  $0.09

As of March 16, 2000, the Company had 117 shareholders (not including beneficial owners holding shares in nominee accounts) of record and 112 holders of Redeemable Warrants of record.

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

                                                         Year Ended December 31,
                                                         -----------------------
                                                     2000      1999      1998      1997      1996
                                                  -------- ---------  --------  --------  ---------
                                                        (in thousands, except per share data)
Statement of Operations Data:
Revenues . . . . . . . . . . . . . . . . . . . .  $52,346   $ 37,393   $30,051   $26,191   $ 19,865
Cost of sales. . . . . . . . . . . . . . . . . .   14,456     10,491     8,458     7,732      6,182
                                                  -------  ---------  --------  --------  ---------

Gross profit . . . . . . . . . . . . . . . . . .   37,890     26,902    21,593    18,459     13,683
                                                  -------  ---------  --------  --------  ---------

Costs and Expenses:
Labor and benefits . . . . . . . . . . . . . . .   18,772     13,542    10,831     9,086      6,933
Occupancy. . . . . . . . . . . . . . . . . . . .    4,160      2,998     2,563     2,363      1,877
Operating expenses . . . . . . . . . . . . . . .    5,520      4,161     3,520     3,385      2,998
Costs to open/close restaurants (1). . . . . . .    2,460        665
General and administrative . . . . . . . . . . .    3,922      3,218     2,583     2,636      2,258
Depreciation and amortization. . . . . . . . . .    2,002      1,517     1,737     1,389      1,037
                                                  -------  ---------  --------  --------  ---------

Total costs and expenses . . . . . . . . . . . .   36,836     26,101    21,234    18,859     15,103
                                                  -------  ---------  --------  --------  ---------

Income (loss) from operations. . . . . . . . . .    1,054        801       359      (400)    (1,420)
                                                  -------  ---------  --------  ---------  ---------
Other Income (expense):
Gain on involuntary conversion of assets                                             202
Interest expense, net. . . . . . . . . . . . . .     (549)      (251)     (212)     (125)      (507)
Other income (expense), net. . . . . . . . . . .        4         16        (5)       20       (380)
                                                  --------  ---------  --------  --------  ---------

Total other income (expense) . . . . . . . . . .     (545)      (235)     (217)       97       (887)
                                                  --------  ---------  --------  --------  ---------

Income (loss) before minority interest, taxes
    And change in accounting . . . . . . . . . .      509        566       142      (303)    (2,307)
Minority interest in partnership . . . . . . . .      (42)       (44)      (56)      (11)        27
                                                  --------  ---------  --------  --------  ---------

Income before taxes and change in accounting . .      467        522        86      (314)    (2,280)
Income tax benefit (expense) (2) . . . . . . . .    1,477        (26)       (1)       (1)        (9)
                                                  --------  ---------  --------  --------  ---------

Net income(loss) before change in accounting . .    1,944        496        85      (315)    (2,289)
Cumulative effect of change in accounting (3)                    106
                                                  --------  ---------  --------  --------  ---------
Net income (loss). . . . . . . . . . . . . . . .  $ 1,944   $    390   $    85     ($315)   ($2,289)
                                                  ========  =========  ========  ========  =========

Net income (loss) per share:
      Basic and diluted. . . . . . . . . . . . .  $  0.25   $   0.05   $  0.01    ($0.05)    ($0.52)
                                                  ========  =========  ========  ========  =========

Weighted average shares outstanding:
      Basic. . . . . . . . . . . . . . . . . . .   7,658      7,401     6,408     6,408      4,392
                                                  =======  =========  ========  ========  =========
      Diluted. . . . . . . . . . . . . . . . . .   7,770      7,411     6,420     6,408      4,392
                                                  =======  =========  ========  ========  =========

Balance Sheet Data (end of period):
Working capital (deficit). . . . . . . . . . . . ($5,396)   ($2,549)    ($796)  $   232   $  3,329
Intangible assets, net . . . . . . . . . . . . .   5,760      5,202     5,367     5,452      5,676
Total assets . . . . . . . . . . . . . . . . . .  29,992     19,144    17,595    17,842     18,914
Total long-term debt (including current portion)   6,059      2,861     2,927     3,543      3,964
Minority interest. . . . . . . . . . . . . . . .     263        249       235       211        215
Shareholders' equity . . . . . . . . . . . . . .  15,043     13,099    11,893    11,808     12,123


(1)     For the year ended December 31, 2000, includes a $1.4 million charge related to costs associated with the closing of four restaurants expected to be closed in 2001.
(2)     For the year ended December 31, 2000, includes a $1.7 million benefit for the elimination of the net deferred tax asset valuation allowance.
(3)     Reflects the Company's change in method of accounting for preopening costs in 1999.

                                      8

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

GENERAL

Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") owns and operates 28 restaurants located in Southern California, Oregon and Colorado and an interest in one restaurant in Lahaina, Maui. Each of these restaurants is operated as either a BJ's Pizza & Grill, BJ's Restaurant & Brewery, a BJ's Restaurant & Brewhouse or a Pietro's Pizza restaurant. The menu at the BJ's restaurants feature BJ's award-winning, signature deep-dish pizza, BJ's own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The five BJ's Restaurant & Brewery restaurants feature in-house brewing facilities where BJ's hand-crafted beers are produced. The eight Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

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

RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

Revenues. Total revenues for the year ended December 31, 2000 increased to $52,346,000 from $37,393,000 for the comparable twelve-month period of 1999, an increase of $14,953,000 or 40.0%. The increase is primarily the result of:

The opening of restaurant and brewhouses in Arcadia, La Mesa, Valencia, Burbank and Huntington Beach, California in January 1999, November 1999, March 2000, June 2000, and October 2000, respectively, and restaurant & breweries in Woodland Hills and West Covina, California in April 1999 and August 2000, respectively. These new locations provided an increase in revenues of $13,684,000 during the twelve months of 2000.

An increase in the BJ's restaurants same store sales for the comparable periods of $2,368,000, or 9.8%. Management believes this increase was due to (i) an increase in customer counts in the California and Colorado restaurants, and (ii) an increase in check averages resulting from a minor price increase implemented in November 1999.

Cost of Sales. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $14,456,000 for the year ended December 31, 2000 from $10,490,000 for the comparable twelve-month period of 1999, an increase of $3,966,000 or 37.8%. As a percentage of sales, cost of sales declined to 27.6% from 28.1% for the twelve-month period of 1999. The Company's BJ's same-store cost of sales, as a percentage of sales, improved to 27.7% during the year ended December 31, 2000 from 28.0% for 1999. The same-store Northwest Pietro's restaurants reduced their cost of sales to 26.6% for the twelve months of 2000 from 27.9% for the comparable period of 1999.

The improvement in same store cost of sales was partially offset by the higher food costs associated with the opening of the new restaurants in Valencia, Burbank, West Covina and Huntington Beach, California. As a percentage of their revenues, these four new stores collectively incurred cost of sales of 28.9% for the portions of 2000 during which they were open. A higher cost of sales percentage in the early months of operations is in line with the Company's experience when opening new restaurants.

Labor. Labor costs for the restaurants increased to $18,772,000 for the year ended December 31, 2000 from $13,542,000 for the comparable twelve-month period of 1999, an increase of $5,230,000 or 38.6%. As a percentage of revenues, labor costs decreased slightly to 35.9% in 2000 from 36.2% in 1999. The overall increase was primarily attributable to the opening of the four California restaurants during 2000; labor costs at these restaurants totaled $3,634,000. As a percentage of revenues, these four restaurants had labor costs of 37.3% for the portions of 2000 during which they were operating. The Company intentionally overstaffs new restaurants during the startup phase of operations to allow for newly trained employees, an initial higher customer count and to ensure a good dining experience by its customers.

Same-store BJ's labor costs increased $755,000, or 9.4%, to $8,792,000 for the year ended December 31, 2000 from $8,037,000 for the comparable twelve-month period of 1999. This increase was necessary to support the growth in same-store BJ's revenues for the twelve-month period. As a percentage of revenues, same-store labor costs for 2000 were unchanged at 34.9% for the comparable twelve-month periods.

Occupancy. Occupancy costs increased to $4,160,000 during the year ended December 31, 2000 from $2,998,000 during the twelve months of 1999, an increase of $1,162,000, or 38.8%. The seven BJ's restaurants opened during 1999 and 2000 accounted for $1,167,000 of the net increase in occupancy costs from 1999 to 2000. A decrease of $129,000 in occupancy costs attributable to the closure of two Pietro's restaurants partially offset the increase due to the new BJ's restaurants. As a percentage of revenues, total occupancy costs declined slightly to 7.9% from 8.0% for the 1999 period, which can be attributed to increased revenues at the same-store BJ's restaurants.

Operating Expenses. Operating expenses increased to $5,520,000 during the year ended December 31, 2000 from $4,160,000 for the comparable twelve-month period of 1999, an increase of $1,360,000 or 32.7%. The two restaurant & breweries and the five restaurant & brewhouses opened during 1999 and 2000 accounted for $1,341,000 of the increase in operating costs during 2000. As a percentage of revenues, operating expenses decreased to 10.5% in 2000 from 11.1% in 1999. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities. Management believes the decrease in operating expenses as a percentage of revenues resulted from a focus on more efficient operations at recently opened restaurants.

General and Administrative Expenses. General and administrative expenses increased to $3,922,000 during the year ended December 31, 2000 from $3,218,000 during 1999, an increase of $704,000 or 21.9%. The increase in general and administrative expenses was primarily due to acquiring resources to implement and support the Company's growth strategy, incurring costs in locating and evaluating sites for future restaurants and developing staff and systems to manage anticipated future expansion. As a percentage of revenues, general and administrative expenses decreased to 7.5% from the 8.6% of the comparable twelve-month period of 1999.

Restaurant Opening Costs. During the year ended December 31, 2000, the Company incurred costs of $943,000 due to preparations for the openings of its new restaurants in Valencia, Burbank and Huntington Beach, California and the restaurant & brewery in West Covina, California. These costs will fluctuate from year to year, possibly significantly, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process.

Restaurant Closing Expenses. During the year ended December 31, 2000, the Company incurred costs of $114,000 due to the closure of a Pietro's restaurant in Oregon and the abandonment of a site in Aloha, Oregon. The Company also identified four additional restaurants in the Northwest that it intends to either sell, if possible, or close during 2001. These stores have historically not been profitable and are not considered essential to the Company's future plans. A reserve of $1,403,000 was established to cover probable costs associated with closing these restaurants. The amount of this reserve was determined by evaluating the remaining length of the leases and monthly rent, related costs such as common area charges and property taxes, the net book value of the equipment and improvements, net of the likelihood of potential sub-lease rental or lease buy-out costs and the probability of any sales proceeds.

Depreciation and Amortization. Depreciation and amortization increased to $2,002,000 during the year ended December 31, 2000 from $1,517,000 for the twelve months of 1999, an increase of $485,000 or 32.0%. This increase was primarily due to the addition of restaurant and brewery equipment, furniture and leasehold improvements totaling $4,497,000 and $8,950,000 during 1999 and 2000, respectively, for the two BJ's restaurant and breweries and five BJ's restaurant and brewhouses developed during those two most recent years. Depreciation of capital assets during 2000 at these new restaurants and breweries increased by $446,000 when compared with the prior year. This increase was partially offset by the closing of three Northwest restaurants since late May of 1999.

Interest Expense. Interest expense increased to $553,000 during the year ended December 31, 2000 from $315,000 during the twelve months of 1999, an increase of $238,000. This increase was due to the additional debt incurred by the Company to finance equipment and improvements for the new restaurants in Valencia, Burbank, West Covina and Huntington Beach, California. Interest expense related to these projects totaled $243,000 during the twelve months of 2000. A bank commitment fee for this credit facility of $41,000 was fully amortized during 2000 in anticipation of this debt being refinanced by another lending institution under more favorable terms. These additions to interest expense were partially offset by reduced interest expense on older debt and capitalized leases due to normal principal amortization.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's operating activities, as detailed in the Consolidated Statement of Cash Flows, provided $6,552,000 net cash during the year ended December 31, 2000, a $4,278,000, or 188.1%, increase over the $2,274,000 generated in the prior year. The increase in cash from operating activities during 2000 was due to a $2,033,000 increase in accounts payable during the year. Of the accounts payable balance at December 31, 2000, $1,562,000 was owed to the Jacmar Companies, a related party. This represents approximately sixty-nine days of purchases, and will be paid in accordance with a schedule agreed to by both parties commencing in late November 2000.

Of cash generated by operating activities in the year ended December 31, 2000, approximately $4,534,000, or 69.2%, was put into restaurant development. Total capital expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants was $8,934,000 and $4,470,000 for the years ended December 31, 2000 and 1999, respectively. These expenditures were required to develop the new California restaurants in Valencia, Burbank, West Covina and Huntington Beach. The Company received contributions totaling $401,000 from the landlord to partially offset the cost of tenant improvements at its Valencia, California development. Debt reduction on loans exclusive of recent borrowings for construction, including the principal portion of capitalized lease payments, for the years ended December 31, 2000 and 1999 totaled $802,000 and $770,000, respectively.

Due to restaurant development requiring the utilization of a substantial portion of operating cashflow since early 1999, the Company has had little opportunity to build working capital. The four California restaurants opened during 2000 mentioned above together with the Arcadia, La Mesa and Woodland Hills, California restaurants opened during 1999, were considered essential to the Company's growth strategy. Management expects this additional future cashflow, as well as the cashflow of prior existing stores, to improve the Company's working capital position.

Management believes that the Company's current resources and operational cashflow is sufficient to sustain its operations for at least the next year. The Company intends to resume the development of additional restaurants and has available a $4,000,000 revolving construction loan facility for this purpose. The Company entered into an agreement on February 22, 2001 to sell an aggregate of 800,000 shares of common stock to Jacmar at $2.50 per share on or before

April 30, 2001. Upon the closing of that transaction, Jacmar will own 57.4% of the Company's outstanding stock. In addition, the Company has agreed to sell Jacmar up to an additional 3.2 million shares at $2.50 on or before August 15, 2001. The exact amount of shares to be purchased of the 3.2 million shares the Company has made available and the date of purchase are to be determined by Jacmar, provided that the Company's obligation to sell the shares expires on August 15, 2001. The sale of the up to 3.2 million shares is subject to a shareholder vote and the receipt of a favorable fairness opinion.

RESTAURANT  DEVELOPMENT  LOAN

In February 2001, the Company entered into an agreement with a bank for a collateralized credit facility for a maximum amount of $8,000,000. There was an initial funding of $4,000,000 to replace an existing loan on terms more favorable to the Company. The funded term loan portion of the facility bears interest at 2.0 percent per annum in excess of the bank's LIBOR rate. The rates keyed to LIBOR are fixed for various lengths of time at the Company's option. Current indebtedness bears an interest rate of 7.15%. The borrowed funds, augmented by the Company's operating cashflow, were used for construction and equipment costs related to the development of the four restaurants opened during 2000. As required by the agreement, monthly principal repayments of $66,667 commenced on March 13, 2001.

Under the revolving portion of this credit facility, the Company is able to borrow amounts from time to time, in aggregate not to exceed $4,000,000, to finance capital expenditures associated with the opening of new restaurants, and for working capital purposes. The rates for these borrowings will be 2.0 percent per annum in excess of the bank's LIBOR rate and fixed for various lengths of time at the Company's option. Amounts borrowed under the revolving portion of the facility can be converted into one or more four-year term loans in minimum amounts of $1,000,000 at the Company's option. Term loans created through the conversion facility will be charged interest in accordance with the same LIBOR-based rate structure as the revolving portion. The Company is required to maintain a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization), less taxes paid, less maintenance capital expenditures to consolidated debt service of not less than 2.0 to 1.0 at the close of each fiscal quarter for the four consecutive quarters then ending. The Company must also not exceed a ratio of funded indebtedness (borrowed funds including capital leases) to EBITDA of 1.75 to 1.0. Capital expenditures related to the opening of new stores cannot exceed $7,000,000 annually.

     In conjunction with the loan agreement, the Company granted a collateralized interest to the bank in all of the Company's inventory, accounts, equipment and trademarks, whether now owned or hereinafter acquired. Also included under this security agreement are all proceeds, including insurance proceeds, from the sale, destruction, loss or other disposition of the collateralized property.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities.". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from the changes in value of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Adoption of SFAS No. 133, as amended by SFAS No. 137 in June 1999, is required for the fiscal year beginning January 1, 2001; the adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The bulletin was effective in the fourth quarter of 2000. The Company was in compliance with these standards; accordingly, the adoption of SAB No. 101 did not have an impact on its consolidated financial position, results of operations or cash flows.

ITEM  8.  FINANCIAL  STATEMENTS

 See  the  Index  to  Financial  Statements  attached  hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

ITEM  11.  EXECUTIVE  COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     (1) CONSOLIDATED FINANCIAL STATEMENTS

            The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

            Consolidated Balance Sheets at December 31, 2000 and 1999.

            Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000.

            Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 31, 2000.

            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000.

            Notes to the Consolidated Financial Statements.

            Report of Independent Accountants.

        (2) FINANCIAL STATEMENT SCHEDULES

            All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (3) EXHIBITS

         Exhibit
         Number                      Description
         ------                      -----------

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

        10.1 Form of Employment Agreement of Jeremiah J. Hennessy, incorporated by reference to Exhibit 10.1 of the Registration Statement (superceded by new Employment Agreement effective as of January 1, 2001 attached as Exhibit 10.10).

       Exhibit
       Number                      Description
       ------                      -----------

        10.2 Form of Employment Agreement of Paul Motenko, incorporated by reference to Exhibit 10.2 of the Registration Statement (superceded by new Employment Agreement effective as of January 1, 2001 attached as Exhibit 10.9).

        10.3 Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of
                 the Registration   Statement.

        10.4 Chicago Pizza & Brewery, Inc. Stock Option Plan, incorporated by reference to Exhibit 10.7 of the Registration Statement.

        10.5 Lease Agreement - Corporate Headquarters, Huntington Beach, California, dated November 1, 1999, between Chicago Pizza & Brewery, Inc. and Huntington Executive Park, a California Limited Partnership, for corporate offices.

        10.6 BJ's Lahaina, L.P. Partnership Agreement, incorporated by reference to Exhibit 10.16 of the Registration Statement.

        10.7     Pepsi  Supplier  Agreement, incorporated by reference to
                 Exhibit 10.17 of  the  Registration  Statement.

        10.8 Real Estate Lease, dated February 16, 2001, between Chicago Pizza & Brewery, Inc. and Irvine Market Place for a BJ's Restaurant & Brewhouse restaurant.

        10.9 Employment Agreement dated January 1, 2001 between the Company and P.M. Motenko, employed as Co-Chief Executive Officer and Co-Chairman of the Board of Directors.

       10.10 Employment Agreement dated January 1, 2001 between the Company and J.J. Hennessy, employed as Co-Chief Executive Officer and Co-Chairman of the Board of Directors.

       10.11 Loan Agreement between Chicago Pizza & Brewery, Inc. and Union Bank of California for a secured $8,000,000 credit facility for restaurant development.

       10.12 Stock Purchase Agreement by and between the Company, The Jacmar Companies and William H. Tilley dated February 22, 2001.

       10.13 Facilitation Agreement between BJ Chicago LLC ("LLC") and Chicago Pizza & Brewery, Inc. dated December 20, 2000 in furtherance of the Stock Purchase Agreement between LLC and ASSI, Inc.

       10.14 Employment Agreement dated June 21, 1999 between the Company and Ernest T. Klinger, incorporated by reference to the Company's Form 10-Q dated June 30, 1999.

       10.15 Option Agreement dated December 20, 2001 between the Company Company and Paul A. Motenko to purchase shares of the Company's common stock.

       10.16 Option Agreement dated December 20, 2001 between the Company Company and Jeremiah J. Hennessy to purchase shares of the Company's common stock.

       10.17 Option Agreement dated December 20, 2001 between the Company Company and ASSI, Inc. to purchase shares of the Company's common stock.

       21 List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Registration Statement.

       27.1      Financial Data Schedule.

    (b) The Company filed no Reports on Form 8-K during the fiscal year ended December 31, 2000.

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

Signature                       Capacity                           Date
---------                       --------                          ------

By: /s/PAUL A. MOTENKO          Director, Co-Chief Executive      March 29, 2001
--------------------            Officer, Co-Chairman of the
Paul A. Motenko                 Board and Vice-President and
                                Secretary

By: /s/JEREMIAH J. HENNESSY     Director, Co-Chief Executive      March 29, 2001
--------------------            Officer, and Co-Chairman of
Jeremiah J. Hennessy            the Board of Directors

By: /s/BARRY J. GRUMMAN          Director                         March 29, 2001
--------------------
Barry J. Grumman

By: /s/STANLEY B. SCHNEIDER      Director                         March 29, 2001
--------------------
Stanley B. Schneider

By: /s/JAMES A. DAL POZZO        Director                         March 29, 2001
--------------------
James A. Dal Pozzo

By: /s/SHANN M. BRASSFIELD       Director                         March 29, 2001
--------------------
Shann M. Brassfield

                          CHICAGO PIZZA & BREWERY, INC.
                          -----------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report Of Independent Accountants                                          20

Consolidated Balance Sheets At December 31, 2000 and 1999                  21

Consolidated Statements Of Operations For Each Of The Three Years
In The Period Ended December 31, 2000                                      22

Consolidated Statements Of Shareholders' Equity For Each Of The Three
Years In The Period Ended December 31, 2000                                23

Consolidated Statements Of Cash Flows For Each Of The Three
Years In The Period Ended December 31, 2000                                24

Notes To Consolidated Financial Statements                                 25

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                    __________

To  the  Board  of  Directors and Shareholders of Chicago Pizza & Brewery, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Chicago Pizza & Brewery, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting for preopening costs in 1999.

PricewaterhouseCoopers LLP



Los Angeles, California
March 14, 2001

                             CHICAGO PIZZA & BREWERY, INC.
                              CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                                   ------------
                                                                2000          1999
                                                            ------------  ------------
                                ASSETS:
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . .  $ 1,405,379   $   188,811
Accounts receivable. . . . . . . . . . . . . . . . . . . .      181,325       141,968
Inventory. . . . . . . . . . . . . . . . . . . . . . . . .      570,147       455,880
Prepaids and other current assets. . . . . . . . . . . . .      305,685       271,854
                                                            ------------  ------------

Total current assets . . . . . . . . . . . . . . . . . . .    2,462,536     1,058,513

Property and equipment, net. . . . . . . . . . . . . . . .   19,534,640    12,529,913

Deferred income taxes. . . . . . . . . . . . . . . . . . .    1,773,545         -
Intangible assets, net . . . . . . . . . . . . . . . . . .    5,759,972     5,202,085
Other assets . . . . . . . . . . . . . . . . . . . . . . .      461,675       353,595
                                                            ------------  ------------

Total assets . . . . . . . . . . . . . . . . . . . . . . .  $29,992,368   $19,144,106
                                                            ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . .  $ 3,147,436   $ 1,114,757
Accrued expenses . . . . . . . . . . . . . . . . . . . . .    3,471,946     1,710,984
Current portion of notes payable to related parties. . . .      378,068       350,341
Current portion of long-term debt. . . . . . . . . . . . .      838,756       284,919
Current portion of obligations under capital lease . . . .       22,592       146,942
                                                            ------------  ------------

Total current liabilities. . . . . . . . . . . . . . . . .    7,858,798     3,607,943

Notes payable to related parties . . . . . . . . . . . . .      990,933     1,368,807
Long-term debt . . . . . . . . . . . . . . . . . . . . . .    3,828,629       687,331
Reserve for store closures . . . . . . . . . . . . . . . .      876,830          -
Other liabilities. . . . . . . . . . . . . . . . . . . . .    1,130,420       131,705
                                                            ------------  ------------

Total liabilities. . . . . . . . . . . . . . . . . . . . .   14,685,610     5,795,786
                                                            ------------  ------------

Commitments and contingencies (Note 8)

Minority interest in partnership . . . . . . . . . . . . .      263,343       249,159

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued
    or outstanding . . . . . . . . . . . . . . . . . . . .         -             -
Common stock, no par value, 60,000,000 shares authorized
    and 7,658,321 shares issued and outstanding as of
    December 31, 2000 and 1999.. . . . . . . . . . . . . .   16,076,132    16,076,132
Capital surplus. . . . . . . . . . . . . . . . . . . . . .      975,280       975,280
Accumulated deficit. . . . . . . . . . . . . . . . . . . .   (2,007,997)   (3,952,251)
                                                            ------------  ------------

Total shareholders' equity . . . . . . . . . . . . . . . .   15,043,415    13,099,161
                                                            ------------  ------------

Total liabilities and shareholders' equity . . . . . . . .  $29,992,368   $19,144,106
                                                            ============  ============

       The accompanying notes are an integral part of these consolidated financial statements.

                                     CHICAGO PIZZA & BREWERY, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                   2000          1999          1998
                                                               ------------  ------------  ------------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .  $52,346,259   $37,392,793   $30,051,503
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .   14,455,677    10,490,329     8,458,829
                                                               ------------  ------------  ------------

       Gross profit . . . . . . . . . . . . . . . . . . . . .   37,890,582    26,902,464    21,592,674
                                                               ------------  ------------  ------------

Costs and expenses:
Labor and benefits. . . . . . . . . . . . . . . . . . . . . .   18,771,949    13,542,002    10,830,181
Occupancy . . . . . . . . . . . . . . . . . . . . . . . . . .    4,160,417     2,998,346     2,562,825
Operating expenses. . . . . . . . . . . . . . . . . . . . . .    5,520,070     4,160,479     3,520,221
General and administrative. . . . . . . . . . . . . . . . . .    3,922,462     3,217,921     2,583,384
Depreciation and amortization . . . . . . . . . . . . . . . .    2,002,009     1,517,428     1,737,430
Restaurant opening expense. . . . . . . . . . . . . . . . . .      942,796       516,953          -
Restaurant closing expense. . . . . . . . . . . . . . . . . .    1,517,301       148,464          -
                                                               ------------  ------------  ------------

Total cost and expenses . . . . . . . . . . . . . . . . . . .   36,837,004    26,101,593    21,234,041
                                                               ------------  ------------  ------------

      Income from operations. . . . . . . . . . . . . . . . .    1,053,578       800,871       358,633
                                                               ------------  ------------  ------------

Other income (expense):
Interest income . . . . . . . . . . . . . . . . . . . . . . .        4,254        64,839        95,153
Interest expense. . . . . . . . . . . . . . . . . . . . . . .     (553,411)     (315,086)     (306,259)
Other income (expense), net . . . . . . . . . . . . . . . . .        4,296        15,852        (5,090)
                                                               ------------  ------------  ------------

Total other expense . . . . . . . . . . . . . . . . . . . . .     (544,861)     (234,395)     (216,196)
                                                               ------------  ------------  ------------

      Income before minority interest, income taxes and
          change in accounting. . . . . . . . . . . . . . . .      508,717       566,476       142,437

Income applicable to minority interest in partnership . . . .      (41,711)      (44,227)      (56,254)
                                                               ------------  ------------  ------------

      Income before income taxes and change in accounting . .      467,006       522,249        86,183

Income tax benefit (expense). . . . . . . . . . . . . . . . .    1,477,248       (25,601)       (1,600)
                                                               ------------  ------------  ------------

      Income before change in accounting. . . . . . . . . . .    1,944,254       496,648        84,583
Cumulative effect of change in accounting . . . . . . . . . .         -          106,175          -
                                                               ------------  ------------  ------------

Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,944,254   $   390,473   $    84,583
                                                               ============  ============  ===========

Net income (loss) per share:
      Basic and diluted:
Net income before cumulative effect of change in accounting .  $      0.25   $      0.07   $      0.01
      Cumulative effect of change in accounting . . . . . . .           -          (0.02)           -
                                                               ------------  ------------  ------------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $      0.25   $      0.05   $      0.01
                                                               ============  ============  ============

Basic weighted average number of common shares outstanding. .    7,658,321     7,401,472     6,408,321
                                                               ============  ============  ============

Diluted weighted average number of common shares outstanding.    7,769,682     7,410,722     6,419,851
                                                               ============  ============  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                            22

                                     CHICAGO PIZZA & BREWERY, INC.
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                Common Stock
                                                ------------
                                                                  Capital    Accumulated
                                         Shares      Amount       Surplus      Deficit        Total
                                        ---------  -----------  -----------  ------------  ------------
Balance, December 31, 1997 . . . . . .  6,408,321  $15,039,646  $1,196,029   ($4,427,307)  $11,808,368

Net income . . . . . . . . . . . . . .                                            84,583        84,583
                                        ---------  -----------  -----------  ------------  ------------

Balance, December 31, 1998 . . . . . .  6,408,321   15,039,646   1,196,029    (4,342,724)   11,892,951

Private placement of common stock, net  1,250,000      876,486                                 876,486

Reallocation of  value of 3,200,000
    Warrants cancelled under terms
    of private placement . . . . . . .                 160,000    (160,000)

Purchase of redeemable warrants. . . .                             (60,749)                    (60,749)

Net income . . . . . . . . . . . . . .                                           390,473       390,473
                                        ---------  -----------  -----------  ------------  ------------

Balance, December 31, 1999 . . . . . .  7,658,321   16,076,132     975,280    (3,952,251)   13,099,161

Net income . . . . . . . . . . . . . .                                         1,944,254     1,944,254
                                        ---------  -----------  -----------  ------------  ------------

Balance, December 31, 2000 . . . . . .  7,658,321  $16,076,132  $  975,280   ($2,007,997)  $15,043,415
                                        =========  ===========  ===========  ============  ============



























        The accompanying notes are an integral part of these consolidated financial statements.

                                     CHICAGO PIZZA & BREWERY, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                  2000          1999          1998
                                                              ------------  ------------  ------------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,944,254   $   390,473   $    84,583
Adjustments to reconcile net income to net cash
      provided by operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . .    2,002,009     1,517,428     1,737,430
Reserve for store closures . . . . . . . . . . . . . . . . .    1,403,001          -             -
Deferred income taxes. . . . . . . . . . . . . . . . . . . .   (1,773,545)         -             -
Change in accounting principle . . . . . . . . . . . . . . .         -          106,175          -
Loss on sale of restaurant equipment . . . . . . . . . . . .       75,299       116,318          -
Minority interest in partnership . . . . . . . . . . . . . .       41,711        44,227        56,254
Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . .      (56,687)       33,744       (14,063)
    Inventory. . . . . . . . . . . . . . . . . . . . . . . .     (114,267)     (110,006)       15,425
    Prepaids and other current assets. . . . . . . . . . . .      (33,831)     (210,453)      (32,852)
    Other assets . . . . . . . . . . . . . . . . . . . . . .     (148,136)       (9,397)      (36,584)
    Accounts payable . . . . . . . . . . . . . . . . . . . .    2,032,679       (15,935)       87,836
    Accrued expenses . . . . . . . . . . . . . . . . . . . .    1,213,335       424,445       185,362
    Other liabilities. . . . . . . . . . . . . . . . . . . .      (33,575)      (12,968)      (12,968)
                                                              ------------  ------------  ------------

       Net cash provided by operating activities . . . . . .    6,552,247     2,274,051     2,070,423
                                                              ------------  ------------  ------------

Cash flows from investing activities:
Purchases of equipment . . . . . . . . . . . . . . . . . . .   (8,934,070)   (4,470,283)   (2,038,596)
Purchase of  liquor licenses . . . . . . . . . . . . . . . .         -             -          (53,545)
Proceeds from sale of restaurant equipment,  net of expenses       27,000        55,270         7,000
                                                              ------------  ------------  ------------

       Net cash used in investing activities . . . . . . . .   (8,907,070)   (4,415,013)   (2,085,141)
                                                              ------------  ------------  ------------

Cash flows from financing activities:
Proceeds from sale of common stock . . . . . . . . . . . . .         -        1,000,000          -
Construction and equipment loan proceeds . . . . . . . . . .    4,000,000       699,604          -
Landlord contribution for tenant improvements. . . . . . . .      400,508          -             -
Release of cash pledged as collateral. . . . . . . . . . . .         -             -          560,830
Repurchase of redeemable warrants. . . . . . . . . . . . . .         -          (60,749)         -
Payments on related party debt . . . . . . . . . . . . . . .     (350,147)     (339,533)     (336,306)
Payments on debt . . . . . . . . . . . . . . . . . . . . . .     (304,865)     (293,034)     (285,150)
Principal payments on capital lease obligations. . . . . . .     (146,577)     (137,112)     (106,877)
Distributions to minority interest partners. . . . . . . . .      (27,528)      (30,108)      (32,423)
                                                              ------------  ------------  ------------

       Net cash provided by (used in) financing activities .    3,571,391       839,068      (199,926)
                                                              ------------  ------------  ------------

       Net increase (decrease) in cash and cash equivalents.    1,216,568    (1,301,894)     (214,644)

Cash and cash equivalents, beginning of period . . . . . . .      188,811     1,490,705     1,705,349
                                                              ------------  ------------  ------------

Cash and cash equivalents, end of period . . . . . . . . . .  $ 1,405,379   $   188,811   $ 1,490,705
                                                              ============  ============  ============




        The accompanying notes are an integral part of these consolidated financial statements.

                          CHICAGO PIZZA & BREWERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   The Company And Summary Of Significant Accounting Policies:

OPERATIONS

Chicago  Pizza  &  Brewery,  Inc.  (the "Company" or "BJ's") was incorporated in
California on October 1, 1991. The Company owns and operates 28 restaurants located in Southern California, Oregon and Colorado and a controlling interest in one restaurant in Lahaina, Maui. Each of the restaurants is currently operated as either a BJ's Pizza, Restaurant & Brewery, a BJ's Pizza & Grill, a BJ's Restaurant & Brewhouse or, located exclusively in Oregon, a Pietro's Pizza. During 2000, the Company opened four restaurants in Southern California: BJ's Restaurant & Brewhouses in Valencia, Burbank and Huntington Beach in March, June and October, respectively, and a BJ's Restaurant & Brewery in West Covina in August.

BASIS OF  PRESENTATION

These financial statements are presented on a consolidated basis, and include the accounts of the Company, its wholly owned subsidiary, Chicago Pizza Northwest, Inc. and BJ's Lahaina, L.P. The Company operates in the restaurant industry exclusively in the United States. All intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair market value.

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

     Furniture and fixtures        7 years
     Equipment                  5-10 years
     Leasehold improvements     7-25 years

                          CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

1.   The Company And Summary Of Significant Accounting Policies (continued):

LEASES

Leases that meet certain criteria are capitalized and included with property and equipment. The resulting assets and liabilities are recorded at the lesser of cost or amounts equal to the present value of the future minimum lease payment at the beginning of the lease term. Such assets are amortized evenly over the related life of the lease or the useful lives of the assets, whichever is less. Interest expense relating to these liabilities is recorded to effect constant rates over the terms of the leases. Leases that do not meet the criteria for capitalization are classified as operating leases and rental payments are charged to expense as incurred on a straight-line basis over the term of the lease.

PREOPENING EXPENSES

As had been the practice of many restaurant entities, the Company previously deferred its restaurant preopening costs and amortized them over the twelve-month period following the opening of each new restaurant. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), Accounting for the Costs of Start-Up Activities. SOP 98-5 requires all costs of start-up activities that are not otherwise capitalizable as long-lived assets to be expensed as incurred. The Company adopted SOP 98-5 during the first quarter of 1999. This new accounting standard accelerates the Company's recognition of costs associated with the opening of new restaurants but will benefit the post-opening results of new restaurants. The Company's total deferred preopening costs were $106,175 at January 1, 1999. As provided by SOP 98-5, the Company wrote off the balance of deferred preopening costs during the first quarter of 1999 as a cumulative effect of a change in accounting principle.


INTANGIBLE ASSETS

Goodwill from the acquisition of the net assets of Roman Systems, the acquisition of the limited partnership interests of BJ's Belmont Shore, L.P. and BJ's La Jolla, L.P., and the acquisition of Pietro's represent the excess of cost over fair value of net assets acquired. Goodwill is amortized over 40 years using the straight-line method beginning on the date of acquisition. Also included in intangible assets are trademarks, which are amortized over 10 years and covenants not to compete, which are being amortized over periods ranging from 3 to 8.5 years.

LONG-LIVED  ASSETS

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual stores compared to the related carrying value. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

REVENUE RECOGNITION

Revenue  from  restaurant  sales  is  recognized when food and beverage is sold.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 were $628,769, $657,808 and $558,291, respectively.

                          CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

1.   The Company And Summary Of Significant Accounting Policies (continued):

INCOME TAXES

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

MINORITY INTEREST

For the consolidated financial statements as of December 31, 2000 and 1999, minority interest represents the limited partners' interests totaling 46.32% for BJ's Lahaina, L.P.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") Opinion No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. Disclosures regarding the fair value of financial instruments have been derived using external market sources, estimates using present value or other valuation techniques. The carrying value of cash, accounts payable, accrued liabilities and short-term debt approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value.

NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Dilutive net income per share reflects the potential dilution that could occur if stock options and warrants issued by the Company to sell common stock at set prices were exercised. The financial statements present basic and dilutive net income per share. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercises of outstanding stock options and warrants using the treasury stock method.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the

                          CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

1.  The Company And Summary Of Significant Accounting Policies (continued):

balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from the changes in value of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Adoption of SFAS No. 133, as amended by SFAS No. 137 in June 1999, is required for the fiscal year beginning January 1, 2001; the adoption had no impact on the Company's consolidated financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The bulletin was effective in the fourth quarter of 2000. The Company was in compliance with these standards; accordingly, the adoption of SAB No. 101 did not have an impact on its consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

2.   Concentration Of Credit Risk:

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents. The Company maintains its cash accounts at various banking institutions. At times, cash and cash equivalent balances may be in excess of the FDIC insurance limit. Cash equivalents represent money market funds and certificates of deposits.

3.   Property and Equipment:

         Property and equipment consisted of the following as of:

                                                       DECEMBER 31,
                                                       ------------
                                                     2000          1999
                                                 ------------  ------------
Furniture and fixtures. . . . . . . . . . . . .  $ 1,931,068   $ 1,181,972
Equipment . . . . . . . . . . . . . . . . . . .    7,781,847     5,534,479
Leasehold improvements. . . . . . . . . . . . .   15,746,973     9,545,323
                                                 ------------  ------------
                                                  25,459,888    16,261,774
Less, accumulated depreciation and amortization   (5,930,768)   (4,204,880)
                                                 ------------  ------------
                                                  19,529,120    12,056,894
Construction in progress. . . . . . . . . . . .        5,520       473,019
                                                 ------------  ------------
                                                 $19,534,640   $12,529,913
                                                 ============  ============

                          CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

4.     Intangible Assets:

         Intangible assets consisted of the following as of:

                                     DECEMBER 31,
                                     ------------
                                   2000        1999
                                ----------  ----------
Goodwill . . . . . . . . . . .  $5,867,358  $5,867,358
Covenants not to compete . . .     759,472      50,000
Other. . . . . . . . . . . . .      96,503      84,000
                                 6,723,333   6,001,358
Less, accumulated amortization     963,361     799,273
                                ----------  ----------
                                $5,759,972  $5,202,085
                                ==========  ==========

                          CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

5.   Accrued Expenses:

     Accrued expenses consisted of the following as of:

                                  DECEMBER 31,
                                  ------------
                                2000        1999
                             ----------  ----------
Accrued rent. . . . . . . .  $  355,876  $  232,515
Payroll related liabilities   1,479,133   1,007,506
Reserve for store closures.     526,171        -
Other . . . . . . . . . . .   1,110,766     470,963
                             ----------  ----------
                             $3,471,946  $1,710,984
                             ==========  ==========


6.   Debt:

RELATED PARTY DEBT

     Related party debt consisted of the following as of:

                                                           DECEMBER 31,
                                                           ------------
                                                         2000        1999
                                                      ----------  ----------
Note payable to Roman Systems, with fixed interest
rate of  7%, due in monthly installments of $38,195
Maturing April 1, 2004, collateralized by the BJ's
Laguna, BJ's La Jolla and BJ's Balboa restaurants. .  $1,369,001  $1,719,148

Less, current portion. . . . . . . . . . . . . . . .     378,068     350,341
                                                      ----------  ----------

                                                      $  990,933  $1,368,807
                                                      ==========  ==========


Future maturities of related party debt for each of the five years subsequent to December 31, 2000 and thereafter are as follows:

                                        2001         $378,068
                                        2002          405,989
                                        2003          433,909
                                        2004          151,035
                                                   ----------
                                                   $1,369,001
                                                   ==========

Total interest expense on related party debt for the years ended December 31, 2000, 1999 and 1998 was approximately $108,000, $136,000 and $164,000, respectively.

                          CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

6.   Debt (continued):

OTHER LONG-TERM DEBT

Other long-term debt consisted of the following as of :

                                                                    DECEMBER 31,
                                                                    ------------
                                                                   2000       1999
                                                                ----------  --------
Notes payable to a financial institution with interest rate of
2% plus the bank's index (9.50% at December 31, 2000)
due in monthly installments of $66,667, maturing
March 13, 2006. Collateralized by improvements,
Restaurant equipment, furniture and intangibles not
Otherwise Specifically pledged.. . . . . . . . . . . . . . . .  $4,000,000      -

Notes payable to a financial institution with implicit
Interest rates of 11.63% to 13.68% due in monthly
Installments of $12,176, maturing February 15, 2006,
Collateralized by improvements and restaurant equipment
and furniture at the BJ's Arcadia and BJ's Woodland Hills
Restaurants. . . . . . . . . . . . . . . . . . . . . . . . . .     562,580  $637,007

Note payable to a financial institution with interest rate of
2% plus the bank's reference rate (9.50% at December 31,
2000 and 8.50% at December 31, 1999), due in monthly
Installments of $12,513, maturing March 1, 2001. . . . . . . .      30,541   180,695

Notes payable to taxing authorities for Pietro's outstanding tax claims as part of the Debtor's Plan of Reorganization,
due in quarterly installments of  $32,670 from July 1, 1996
Through April 1, 1997 and $20,071 from July 1, 1997
Through June 30, 2001 and varying payments totaling an
Aggregate of $34,122 from October 1, 2001 until April 1,
2002.  Interest accrues at 8.25%.. . . . . . . . . . . . . . .      74,264   154,548
                                                                ----------  --------
                                                                 4,667,385   972,250
Less, current portion. . . . . . . . . . . . . . . . . . . . .     838,756   284,919
                                                                ----------  --------

                                                                $3,828,629  $687,331
                                                                ==========  ========



Future maturities of other long-term debt for years subsequent to December 31, 2000 are as follows:

                                           2001     $838,756
                                           2002      911,108
                                           2003      906,203
                                           2004      919,506
                                           2005      934,480
                                      Thereafter     157,332
                                                  -----------
                                                  $4,667,385
                                                  ===========

Total interest expense on other long-term debt for the years ended December 31, 2000, 1999 and 1998 was approximately $343,000, $120,000 and $76,000, respectively.
                                      30

                          CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

6.   Debt (continued):

In February 2001, the Company entered into an agreement with a bank for a collateralized credit facility for a maximum amount of $8,000,000. There was an initial funding of $4,000,000 to replace an existing loan on terms more favorable to the Company. The funded term loan portion of the facility bears interest at 2.0 percent per annum in excess of the bank's LIBOR rate. Rates keyed to LIBOR are fixed for various lengths of time at the Company's option, and current indebtedness bears an interest rate of 7.15%.

7.   Capital Leases:

The Company leases point-of-sale and other equipment under capital lease arrangements. The equipment financed by the capital leases has an original cost of $257,109 and $469,187 for leases outstanding at December 31, 2000 and 1999, respectively. Accumulated amortization related to these leases is $132,825 and $165,735 as of December 31, 2000 and 1999, respectively. The obligations under capital leases have a weighted average interest rate of 18.8% and mature at various dates through 2002. Annual future minimum lease payments for years subsequent to December 31, 2000 are as follows:


                              2001                                  $23,536
                              2002                                      354
                                                                     ------
                              Total minimum payments                 23,890
                              Less, amount representing interest        951
                                                                     ------
                              Obligations under capital leases       22,939
                              Less, current portion                  22,592
                                                                     ------
                              Long-term portion                        $347
                                                                       ====

Imputed interest expense on capital leases for the years ended December 31, 2000, 1999 and 1998 was approximately $20,000, $59,000 and $66,000, respectively.

8.   Commitments and Contingencies:

LEASES

The Company leases its restaurant and office facilities under noncancelable operating leases with remaining terms ranging from approximately 1 to 16 years with renewal options ranging from 5 to 15 years. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $3,373,806, $2,490,252 and
$2,184,223,  respectively.

The Company has certain operating leases which contain fixed escalation clauses. Rent expense for these leases has been calculated on a straight-line basis over the term of the leases. A deferred credit in the amount of $154,253 and $189,582 has been established and included in accrued expenses at December 31, 2000 and December 31, 1999, respectively, for the difference between the amount charged to expense and the amount paid. The deferred credit will be amortized over the life of the leases.

A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, above the minimum, for the years ended December 31, 2000, 1999 and 1998 were $640,700, $289,054 and $189,572, respectively.

                          CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

8.     Commitments  and  Contingencies  (continued):

The following are the future minimum rental payments under noncancelable operating leases for each of the five years subsequent to December 31, 2000 and in total thereafter:

                              2001            $3,226,477
                              2002             3,068,989
                              2003             2,731,843
                              2004             2,296,948
                              2005             1,905,547
                              Thereafter       7,712,355
                                             -----------
                                             $20,942,159
                                             ===========

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

LEGAL PROCEEDINGS

Restaurants such as those operated by the Company are subject to a continuous stream of litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. Punitive damages awards, however, are not covered by the Company's general liability insurance. To date, the Company has not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims or any other actions. The Company is currently not a party to any litigation that could have a material adverse effect on its results of operations, financial position or cash flows.


EMPLOYMENT AGREEMENTS

Effective January 1, 2001, the Company entered into a revised employment agreement with two of its officers. The agreement provides for a minimum annual salary of $225,000 each, subject to escalation annually in accordance with the Consumer Price Index, and certain benefits through December 31, 2006. The agreement may be terminated by either party. The agreement also contain provisions for additional cash compensation based on earnings or income of the Company and provides to the executive options to purchase up to 330,679 shares of the Company's common stock at an exercise price of $2.75 per share. The agreement contains provisions granting the employee the right to receive salary and benefits, as individually defined, if the employee is terminated by the Company without cause.

On December 20, 2000, the Company's President voluntarily terminated his employment agreement with the Company under a provision giving him the right to terminate upon a change in control of the Company. Under the employment agreement, he has certain rights to receive compensation equal to the amount of compensation to which he would have been entitled under his agreement for its term. The Company has recorded an accrual at December 31, 2000 for amounts due under the employment agreement.

                          CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

9. Shareholders'  Equity:

PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2000 or 1999. The Company currently has no plans to issue shares of preferred stock.

COMMON STOCK

Shareholders of the Company's outstanding common stock are entitled to receive
dividends if and when declared by the Board of Directors.   Shareholders are
entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to cumulate votes in connection with the election of directors.

In March 1999, the Company sold, through a private placement, 1,250,000 shares of its common stock to ASSI, Inc. in exchange for a cash payment of $1,000,000, the termination of two consulting agreements and cancellation of 3.2 million of the Company's redeemable warrants held by ASSI, Inc

CAPITAL SURPLUS

The Company issued Redeemable Warrants with the Company's IPO on October 15, 1996. At December 31, 2000, the Company had 7,964,584 Redeemable Warrants outstanding. Each redeemable warrant entitles the holder thereof to purchase, previously, one share of Common Stock at a price of 110% of the initial public offering price per share ($5.50), subject to adjustment in accordance with the anti-dilution and other provisions referred to below.

The Redeemable Warrants are subject to redemption by the Company at any time, at a price of $.25 per Redeemable Warrant if the average closing bid price of the Common Stock equals or exceeds 140% of the IPO price per share ($7.00) for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of notice of redemption. Redemption of the Redeemable Warrants can be made only after 30 days notice, during which period the holders of the Redeemable Warrants may exercise the Redeemable Warrants

10.  Income  Taxes:

The (benefit) provision for income tax consists of the following for the years ended December 31:

                                            2000     1999      1998
                                       -----------  -------   -------
Current:
  Federal. . . . . . . . . . . . . .      $287,357   $23,101       -
  State. . . . . . . . . . . . . . .         8,940     2,500   $1,600
                                          ---------  -------   ------
                                           296,297    25,601    1,600
Deferred:
  Federal. . . . . . . . . . . . . .    (1,736,164)       -        -
  State. . . . . . . . . . . . . . .       (37,381)       -        -
                                        (1,773,545)       -        -
                                      -------------  -------   ------
(Benefit) provision for income taxes   ($1,477,248)  $25,601   $1,600
                                      =============  =======   ======

                                      33

                          CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

10. Income Taxes (continued):

The temporary differences which give rise to deferred tax provision (benefit) consist of the following for the years ended December 31:

                                           2000         1999       1998
                                       ------------  ----------  ---------
Property and equipment. . . . . . . .     ($45,031)  $ 151,850   $ 20,457
Goodwill. . . . . . . . . . . . . . .       80,307     108,812    116,762
Accrued expense and other liabilities     (646,412)    (12,117)    (6,123)
Investment in partnerships. . . . . .      (13,121)    (12,045)   (44,896)
Net operating losses. . . . . . . . .      868,337     176,161     32,854
Income tax credits. . . . . . . . . .     (262,471)   (231,391)   (99,655)
Other . . . . . . . . . . . . . . . .      (32,390)    (70,698)    58,197
Change in valuation allowance . . . .   (1,722,764)   (110,572)   (77,596)
                                       ------------  ----------  ---------
                                       ($1,773,545)       -          -
                                       ============  ==========  =========

The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

                                              2000     1999      1998
                                            --------  -------  --------
Income tax at statutory rates. . . . . . .     34.0%    34.0%     34.0%
Non-deductible expenses. . . . . . . . . .      6.2%     6.5%        -
State income taxes, net of federal benefit      6.8%     0.4%      1.2%
Change in valuation allowance. . . . . . .  (368.9)%   (0.4)%     65.6%
Change in credits. . . . . . . . . . . . .   (67.4)%  (55.0)%  (150.8)%
Employer tax credit disallowance . . . . .     22.4%    17.6%     46.9%
Other, net . . . . . . . . . . . . . . . .     50.6%     0.2%      5.0%
                                            --------  -------  --------
                                            (316.3%)     3.5%      1.9%
                                            ========  =======  ========



The components of the deferred income tax asset and (liability) consist of the following at December 31:

                                          2000          1999          1998
                                       -----------  ------------  ------------
Property and equipment. . . . . . . .  $   64,791   $    20,107   $   171,957
Goodwill. . . . . . . . . . . . . . .    (472,020)     (398,597)     (289,785)
Accrued expense and other liabilities     695,740        50,179        38,062
Investment in partnerships. . . . . .      94,749        83,050        71,005
Net operating losses. . . . . . . . .     544,385     1,421,129     1,597,290
Income tax credits. . . . . . . . . .     839,865       528,111       284,375
Other . . . . . . . . . . . . . . . .       6,035        18,785       (39,568)
                                       -----------  ------------  ------------
                                        1,773,545     1,722,764     1,833,336
Valuation allowance . . . . . . . . .        -       (1,722,764)   (1,833,336)
                                       -----------  ------------  ------------

Net deferred income taxes . . . . . .  $1,773,545   $      -      $      -
                                       ===========  ============  ============


As of December 31, 2000, the Company had net operating loss carryforwards for federal and state purposes of approximately $1,600,000 and $0 respectively. At December 31, 1999, the respective tax carryforwards were approximately $3,880,000 and $1,140,000. The net operating loss carryforwards begin expiring in 2008 for federal purposes and began in 1997 for state purposes.

The Company has a federal credit for FICA taxes paid on employees' tip income of approximately $780,000. The credit will begin to expire in 2011.

                                CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

Income taxes (continued):

The utilization of net operating loss ("NOL") and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the Initial Public Offering in 1996. Prior to 2000, the Company had not previously generated taxable income, and there was no opportunity to carryback losses to prior periods, and accordingly the Company provided a valuation allowance for its net deferred tax assets. Management believes, based on continuing improved operations and projected operations, it is more likely than not that the Company will generate taxable income sufficient to realize the tax benefit associated with the future deductible deferred tax assets and loss carryforwards prior to their expiration. As a result, the Company eliminated the valuation allowance totaling $1,722,764 as of December 31, 2000.

11.  Supplemental Cash Flow Information :


Supplemental cash flow items consisted of the following for the years ended
December 31:

                     2000      1999      1998
                   --------  --------  --------
Cash paid for:
  Interest . .     $498,152  $308,792  $306,523
  Taxes. . . .     $ 31,134  $ 25,601  $  1,600



Supplemental information on noncash investing and financing activities consisted of the following for the years ended December 31:


                                             2000   1999     1998
                                             ----  ------  --------
Equipment purchases under a capital lease     -    $3,600  $135,718



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

                          CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

12. 1996 Stock Option Plan (continued):

The following is a summary of changes in options outstanding pursuant to the plan for the years ended December 31, 2000, 1999 and 1998:


                                                          Weighted
                                                      Average Exercise
                                            Shares         Price
                                          ----------  ----------------
Outstanding options at December 31, 1997    352,909        $ 4.14
Granted. . . . . . . . . . . . . . . . .    176,500        $ 1.88
Exercised. . . . . . . . . . . . . . . .       -              -
Terminated . . . . . . . . . . . . . . .    (79,409)       $ 4.94
                                          ----------       ------

Outstanding options at December 31, 1998    450,000        $ 3.11
Granted. . . . . . . . . . . . . . . . .    528,000        $ 1.26
Exercised. . . . . . . . . . . . . . . .       -              -
Terminated . . . . . . . . . . . . . . .    (51,500)       $ 3.53
                                          ----------       ------

Outstanding options at December 31, 1999    926,500        $ 2.38
Granted. . . . . . . . . . . . . . . . .    158,500        $ 2.14
Exercised. . . . . . . . . . . . . . . .       -              -
Terminated . . . . . . . . . . . . . . .    (27,500)       $ 1.98
                                          ----------       ------
Outstanding options at December 31, 2000  1,057,500        $ 2.14

Options exercisable at end of year . . .    734,835        $ 2.20
                                          ==========       ======

The per share weighted average fair value for options granted in 2000, 1999 and 1998 was $1.35, $1.26 and $0.93, respectively. Information relating to significant option groups outstanding at December 31, 2000 are as follows:

                          Life of
Exercise   Outstanding  Outstanding     Options
Price        Shares     Shares(Yr.)   Exercisable
---------  -----------  ------------  -----------
5.00           50,000          5.77       50,000
3.00          154,500          7.02       89,500
2.00           75,000          5.77       75,000
1.88          586,500          7.99      434,335
1.81           53,000          8.56       51,000
1.69           20,000          8.74       10,000
1.55           93,500          9.75          -
1.00           25,000          6.31       25,000
           -----------  ------------  -----------

Total        1,057,500          7.74      734,835
           ===========  ============  ===========


The Company has adopted the disclosure-only provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, since options were granted with an option price equal to the grant date market value of the Company's common stock, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value of the option at the grant date for

                          CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

12. 1996  Stock  Option  Plan:

awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income and basic income per share would have been decreased to the pro forma amounts indicated below as of December 31,

                                                         2000        1999         1998
                                                      ----------  -----------  -----------
Net income, as reported. . . . . . . . . . . . . . .  $1,944,254  $  390,473   $   84,583
Net income (loss), pro forma . . . . . . . . . . . .  $1,681,657   ($155,878)   ($155,515)
Basic and diluted income per share,
     As reported . . . . . . . . . . . . . . . . . .  $     0.25  $     0.05   $     0.01
Basic and diluted income (loss) per share,
pro forma . . . . . . . . . . . . . . . . . . . . .   $     0.22      ($0.02)      ($0.02)


The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility of the Company's stock ranging from 49.0% to 78.9%, (c) a risk-free interest rate ranging from 4.88% to 6.74% and (d) expected option life of five years.

13.  Restaurant Closing Expense:

During the year ended December 31, 2000, the Company incurred costs of $114,000 due to the closure of the Pietro's restaurant in Washington and the abandonment of a site in Aloha, Oregon. The Company also identified four additional restaurants in the Northwest that it intends to either sell, if possible, or close during 2001. These stores have historically not been profitable and are not considered essential to the Company's future plans. A reserve of $1,403,000 was established to cover probable costs associated with closing these restaurants. The amount of this reserve was determined by evaluating the remaining length of the leases and monthly rent, related costs such as common area charges and property taxes net of the likelihood of potential sub-lease rental or lease buy-out costs, the net book value of the equipment and improvements and the probability of any proceeds.

During the year ended December 31, 1999, the Company incurred non-cash charges of $116,300, due primarily to the abandonment of leasehold improvements, for the closure of two restaurants in Oregon and paid an additional $28,700 for the settlement of claims made by the landlord at one of these locations.

14.   Related Party:

As of December 31, 2000, the Jacmar Companies and their affiliates (collectively referred to herein as "Jacmar") owned approximately 15.5% of the Company's outstanding common stock. On December 20, 2000, Jacmar agreed to purchase approximately 2.2 million shares from ASSI, Inc. (a shareholder of the Company), in a transaction that closed on January 18, 2001. In addition, Jacmar agreed to purchase approximately 661,000 shares from two of the Company's officers in a transaction that closed on March 13, 2001. These stock purchases resulted in an increase in the percentage ownership of Jacmar and their affiliates to approximately 53.0% of the outstanding stock of the Company. The Company agreed to grant registration rights to Jacmar on the shares purchased from ASSI, Inc. and Jacmar agreed to assist the Company in obtaining additional financing for new restaurant projects.

In connection with the sale of shares by ASSI, Inc. to Jacmar in December 2000, the Company agreed to issue an option to ASSI, Inc. in exchange for a release of any claims of ASSI, Inc., including any rights it might have had to purchase additional shares from the Company under an agreement that was pending
immediately prior to the Jacmar transaction.   The option is exercisable for
200,000 shares at an exercise price of $4.00 per share, and is exercisable until December 31, 2005.

The Company also entered into an agreement on February 22, 2001 to sell an aggregate of 800,000 shares of common stock to Jacmar at $2.50 per share on or

                          CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

14. Related Party (continued):

before April 30, 2001. Upon the closing of that transaction, Jacmar will own 57.4% of the Company's outstanding stock. In addition, the Company has agreed to sell Jacmar up to an additional 3.2 million shares at $2.50 on or before August 15, 2001. The exact amount of shares to be purchased of the 3.2 million shares the Company has made available and the date of purchase are to be determined by Jacmar, provided that the Company's obligation to sell the shares expires on August 15, 2001. The sale of the up to 3.2 million shares is subject to a shareholder vote and the receipt of a favorable fairness opinion. The Company agreed to grant registration rights on the shares purchased by Jacmar under this agreement.The sale of the 800,000 shares to Jacmar enabled the Company to obtain an $8 million loan facility, including a $4 million term loan to replace its existing debt and an additional $4 million line of credit to fund expansion on an as-needed basis.
The Company has almost eight million warrants outstanding, which, before the sale of additional shares to Jacmar , have an exercise price of $5.50 per share. The sale of the 800,000 shares of common stock to Jacmar in April 2001 will trigger the anti-dilution provision of the warrant agreement, resulting in an adjustment of the exercise price of the warrants to $5.35 per share. If the entire 3.2 million additional shares are purchased by Jacmar pursuant to the agreement, the warrant exercise price would be adjusted to $4.89 per share. Jacmar, through its specialty wholesale food distributorship, is the Company's largest supplier of product and paper goods. Jacmar supplied the Company with approximately $6,647,000, $4,200,000 and $2,671,000 worth of food and beverage products for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, the Company had payables to Jacmar of approximately $1,562,000 and $380,000, respectively, for merchandise. The Company is charged 1.0% per month on product invoices more than thirty days old.

                          CHICAGO PIZZA & BREWERY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
               -----------------------------------------------------

15.   Selected Quarterly Financial Data (Unaudited):

     Summarized unaudited quarterly financial data for the Company is as follows:


                                March 31,    June 30,    September 30,    December 31
-                                 2000         2000           2000        , 2000 (1)
                               -----------  -----------  --------------  -------------
Total revenues. . . . . . . .  $10,178,645  $12,346,798  $   14,790,790  $ 15,030,026
Gross profit. . . . . . . . .  $ 7,376,890  $ 8,944,701  $   10,670,808  $ 10,898,183
Income (loss) from operations  $   262,743  $   340,333  $    1,046,283     ($595,781)
Net income. . . . . . . . . .  $   172,909  $   198,737  $      784,067  $    788,541
Basic and dilutive net income
       Per share. . . . . . .  $      0.02  $      0.03  $         0.10  $       0.10


(1) Includes a charge of $1.4 million for store closing reserves and a $1.7 million tax benefit for the elimination of the valuation allowance.

                                   March 31,    June 30,   September 30,    December 31
                                   1999 (2)       1999          1999           1999
                                  -----------  ----------  --------------  -------------
Total revenues . . . . . . . . .  $8,092,403   $9,947,282  $   10,039,105  $  9,314,003
Gross profit . . . . . . . . . .  $5,868,007   $7,157,045  $    7,177,145  $  6,700,267
Income (loss) from operations. .  $   60,290   $  420,865  $      444,215     ($124,499)
Net income (loss) before effect
     Of accounting change. . . .     ($7,545)  $  343,909  $      330,876     ($170,592)
Effect of accounting change. . .   ($106,175)
Net income (loss). . . . . . . .   ($113,720)  $  343,909  $      330,876     ($170,592)
Basic and diluted net income
     (loss) per share before
      accounting change. . . . .  $     0.00   $     0.04  $         0.04        ($0.01)
Basic and diluted net income
     (loss) per share. . . . . .      ($0.02)  $     0.04  $         0.04        ($0.01)


(2) Includes cumulative effect of change in accounting principle.