Form 10-K/A
period 2000-12-31
CHICAGO PIZZA & BREWERY INC
filed 2001-04-30
CIK 1013488

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of the common stock of the Registrant ("Common Stock") held by non-affiliates as of December 31, 2000 based on the market price at April 26, 2001 was $7,737,754. As of April 26, 2001, there were 7,658,321 shares of Common Stock of the Registrant outstanding and 7,964,584 Redeemable Warrants of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

         The following table sets forth certain information concerning the members of the Company's present Board of Directors:


NOMINEE                               PRINCIPAL OCCUPATION                           AGE
-------                               --------------------                           ---
Paul A. Motenko           Chairman of the Board, Co-Chief Executive Officer,
                          Vice President and Secretary of the Company                 46

Jeremiah J. Hennessy      Director, Co-Chief Executive Officer
                          and Chief Operating Officer of the Company                  42

Barry J. Grumman          Senior Partner in the Law Offices of Grumman
                          & Rockett                                                   50

Stanley B. Schneider      Managing Partner of Gursey, Schneider & Co.                 65

James A. Dal Pozzo        President of The Jacmar Companies                           42

Shann M. Brassfield       President of Golden Resorts, Inc.                           32

PAUL A. MOTENKO has been Chairman of the Board, Co-Chief Executive Officer, Vice President and Secretary of the Company since January 2001. Previously, since its inception in 1991, he was the Chief Executive Officer, Co-Chairman of the Board, Vice President and Secretary of the Company. He is also Chairman of the Board and Secretary of Chicago Pizza Northwest, Inc., a Washington corporation and wholly owned subsidiary of the Company ("CPNI"). He is a certified public accountant and was a founding partner in the firm Motenko, Bachtelle & Hennessy from 1980 to 1991. In this capacity, Mr. Motenko provided accounting and consulting services to several restaurant companies, including BJ's Chicago Pizzeria. From 1976 to 1980, Mr. Motenko was employed as an accountant and consultant for several accounting firms, including Kenneth Leventhal and Company and Peat, Marwick, Main. Mr. Motenko graduated with high honors from the University of Illinois in 1976 with a Bachelor of Science in accounting.

JEREMIAH J. HENNESSY has been Co-Chief Executive Officer and Chief Operating Officer and Director of the Company since January 2001. Previously, since its inception in 1991, he was the President, Chief Operating Officer and a Director of the Company. During 1997 he was appointed the Chief Financial Officer of the Company. He is also Chief Executive Officer and a

Director of CPNI. Mr. Hennessy is a certified public accountant and was a partner in the firm Motenko, Bachtelle & Hennessy from 1988 to 1991. His public accounting practice involved extensive work for food service and restaurant clientele. He served as a controller for a large Southern California construction company and has extensive background in construction and development. Mr. Hennessy has also worked in various aspects of the restaurant industry for Marie Callendar's and Knott's Berry Farm. Mr. Hennessy graduated Magna Cum Laude from National University in 1983 with a Bachelor of Science in accounting.

BARRY J. GRUMMAN was named a Director of the Company in November 1994. Mr. Grumman has been the Senior Partner in the Law Offices of Grumman & Rockett, a Newport Beach, California law firm specializing in civil litigation, since 1977. Mr. Grumman also has extensive experience as an investor in private companies and has invested in companies which have gone public.

STANLEY B. SCHNEIDER has been a Director of the Company since August 7, 1996. Mr. Schneider is a certified public accountant and founding member of Gursey, Schneider & Co. LLP, an independent public accounting firm founded in 1964 that specializes in general accounting services, litigation support, audits, tax consulting and compliance as well as business management and management advisory services. Mr. Schneider serves as a director of Perceptronics, Inc., a Los Angeles, California based technology firm; Jerry's Famous Deli, Inc., a Los Angeles-based restaurant company, the Autry Museum of Western Heritage and P.A.T.H., an organization dedicated to helping the homeless in Los Angeles. Mr. Schneider obtained a Bachelor of Science in accounting from the University of California at Los Angeles in 1958.

JAMES A. DAL POZZO has served as the President of the Jacmar Companies since 1993. He was the Chief Financial Officer and Treasurer of Jacmar from 1987 to 1992. Mr. Dal Pozzo also is President of Pacific Ventures, Ltd., a company with operations in Guam and in Southern California. Mr. Dal Pozzo serves as a director of The Jacmar Companies, and Pacific Ventures, Ltd. He also serves as a trustee or board member for a number of private family foundations, trusts and advisory boards. Mr. Dal Pozzo is a graduate, magna cum laude, from the University of Southern California where he was named to the honorary business society, Beta Alpha Psi. Mr. Dal Pozzo is a Certified Public Accountant and was with Peat Marwick from 1981 - 1987, where he specialized in restaurant, distribution, retail and manufacturing industries. Mr. Dal Pozzo served as the Chief Financial Officer of the Ojai Ranch and Investment Company in 1992.

SHANN M. BRASSFIELD has been President of Golden Resorts, Inc., an investment and real estate company, since January 1997. Currently, he manages all aspects of investing with concern to real estate, operating businesses and securities. Previously, from 1991 through 1997, he was the Vice-President of Pacific Summit Development, Inc., an international real estate development company. Mr. Brassfield also has extensive experience in the business of owning and operating restaurants and bars. Mr. Brassfield graduated from San Jose State University in 1991 with a Bachelor of Science in Business Administration-Management.

The terms of all directors will expire at the next annual meeting of shareholders or when their successors are elected and qualified. The Board of Directors may fill interim vacancies of directors. Each officer is elected by, and serves at the discretion of, the Board of Directors, subject to the terms of any employment agreement. The Company agreed to grant to the representative of the underwriters (the "Representative") of the Company's initial public offering which closed October 15, 1996 (the "Offering"), for a period of five years following the Offering, the right to nominate from time to time one individual to be a director of the Company or to have an individual selected by the Representative attend all meetings of the Board of Directors of the Company as a non-voting advisor. As of April 26, 2001, the Representative has waived its right to nominate a director.

SIGNIFICANT EMPLOYEES

         The following table sets forth certain information concerning certain significant employees of the Company.


NAME                       AGE        POSITION
----                       ---        ---------
R. Dean Gerrie             49         Senior Vice President Design & Marketing
Alexander M. Puchner       40         Senior Vice President Brewing Operations
Salvador A. Navarro        46         Vice President of Food and Beverage
Ramon David                50         President of Chicago Pizza Northwest, Inc.
Robert Deliema             52         Vice President of Marketing & Communications
William T. Junginger       53         Chief Financial Officer
Alan S. Rodomsky           53         Vice President of Restaurant Operations

R. DEAN GERRIE has served as Senior Vice President of Marketing and Design since January 1997. Previously, Mr. Gerrie served as President/Creative Director with Guzman Gerrie Advertising from 1980 to 1989 and as principal of Dean Gerrie Design, a corporate identity and marketing consultancy, from 1989 to 1997. Mr. Gerrie studied economics/business administration at the University of California, Berkeley, design at California State University, Long Beach and taught as an adjunct professor at the Southern California Institute of the Arts from 1994 to 1997.

ALEXANDER M. PUCHNER is Senior Vice President of Brewing Operations for the Company, having been appointed to such position in January 1996. From 1994 to 1995, Mr. Puchner served as brewmaster for Laguna Beach Brewing Co. and from 1993 to 1994 as brewmaster for the Huntington Beach Beer Co. From 1988 to 1993, Mr. Puchner served as Product Manager for Aviva Sports/Mattel Inc. and Marketing Research Manager for Mattel Inc. Mr. Puchner was awarded a silver medal in the Strong Ale category at the 1996 Great American Beer Festival for BJ's Jeremiah Red Ale. That was followed by a bronze medal in the American Pale Ale category in 1998 for BJ's Piranha Pale Ale. Most recently, two of BJ's specialty beers earned bronze medals at the 2000 Great American Beer Festival. Other awards for BJ's beers include: silver medals at both the 1998 and 2000 World Beer Cup and First Place awards at the California State Fair in both 1997 and 1998. Mr. Puchner has also earned over 40 awards as a homebrewer, including in 1991 and 1992 at the National Homebrew Competition. Mr. Puchner has been a nationally certified beer judge since 1990. Mr. Puchner received a Bachelor of Arts from Cornell

University in 1983 and a Master of Business Administration degree from the University of Chicago in June 1986.

SALVADOR A. NAVARRO has served as the Vice President of Food and Beverage for the Company since 1995. He brings to his position more than 20 years of experience in the food and beverage industry. Before joining Chicago Pizza & Brewery, Mr. Navarro was Central Operations Manager for Knott's Berry Farm in Buena Park, CA. Prior to that, he spent 14 years as Director of Food and Beverage for Southwest Foods, Inc.'s Claim Jumper Restaurants. Mr. Navarro was instrumental in the expansion of BJ's menu.

RAMON DAVID came to the Company in 1996 after 30 years of service with Pietro's Corporation, former owner and operator of Pietro's restaurants. The Company bought the Pietro's chain in 1996. Mr. David is the current President of Chicago Pizza Northwest, Inc., a Washington corporation and wholly owned subsidiary of The Company. He also serves as the Company's Director of Human Resources, the same post he held with Pietro's. Mr. David has a Bachelor's Degree from the University of Oregon and is certified as a senior professional in human resources.

ROBERT DELIEMA, Vice President of Marketing and Communications. Rob DeLiema began his career with BJ's in 1995 as Director of Regional Operations and Marketing. Prior to that, he was an independent contractor for several years, developing local store marketing materials for the company. After serving as General manager of BJ's flagship unit in Brea from August 1997 to August 1998, he was promoted to his current position as Vice President of Marketing and Communications. Mr. DeLiema has a Bachelor's Degree from the University of California at Santa Barbara.

WILLIAM T. JUNGINGER, the Chief Financial Officer for the Company, joined the Company as part of the Pietro's acquisition in 1996 as Corporate Controller. Mr. Junginger previously had served as a Chief Financial Officer for a publicly-held entertainment company, which included a chain of movie theaters and film and concessions distribution companies, with operations in several Northwest states. Immediately prior to joining BJ's/Pietro's, he was a Principal and Project Manager from 1989 to 1995 with a financial and systems consulting firm working primarily with early-stage development companies. Mr. Junginger is a CPA and was employed by Deloitte & Touche early in his career. He has a BA in Economics from the University of Iowa, an MBA in Accounting and Finance from Golden Gate University and an MS in Information Systems from Seattle Pacific University.

ALAN S. RODOMSKY, Vice President of Restaurant Operations, came to the Company in 1998 with more than 21 years of experience in the restaurant industry. Before joining the Company, Mr. Rodomsky was general manager for the 10,000 square foot Champps Americana restaurant and sports bar in Irvine, California. There he oversaw a staff of 175 employees and 10 managers producing annual sales of more than $5.5 million. Mr. Rodomsky also has supervised 75 restaurants and 3 district managers as a Regional Manager for Subway restaurants, was a district manager for the casual dining Olga's Kitchen chain and began his career with Marriott's Roy

Rogers concept. Mr. Rodomsky holds a Bachelor of Arts Degree from Northland College and has completed graduate work from the University of Miami.

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

         During the year ended December 31, 2000, The Jacmar Companies failed to file on a timely basis its initial report on Form 3, but the required report was subsequently filed. In addition, The Jacmar Companies reported two transactions late by filing a Form 5.

         To the Company's knowledge, based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes all other filings required to be made by executive officers, directors and greater than 10% beneficial owners of the Company under Section 16 of the Securities Exchange Act of 1934 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.


         The following table sets forth information concerning compensation of the Chief Executive Officer and each executive officer of the Company whose salary and bonus compensation was at least $100,000 in the fiscal year ended December 31, 2000:

                           SUMMARY COMPENSATION TABLE


                                                                           ANNUAL COMPENSATION
                                                                -----------------------------------------
                                                                                             OTHER ANNUAL      STOCK OPTION
NAME AND PRINCIPAL POSITION (1)                      YEAR       SALARY          BONUS        COMPENSATION        GRANTS
-------------------------------                      ----       ------          -----        ------------        ------
Paul A. Motenko                                      2000      $150,000        $35,000        $11,385(3)           -0-
   Co-Chief Executive Officer, Vice-President,       1999      $145,715        $25,000        $10,148(4)           -0-
   Secretary and Chairman of the Board               1998      $141,900        $25,000        $10,955(5)           -0-

Jeremiah J. Hennessy                                 2000      $150,000        $35,000        $11,523(6)           -0-
    Co-Chief Executive Officer, Chief                1999      $145,715        $25,000        $10,092(7)           -0-
    Operating Officer and Director                   1998      $141,900        $25,000        $11,569(8)           -0-

Ernest T. Klinger (2)                                2000      $150,000        $35,000        $35,244(9)           -0-
    President, Chief Financial Officer and           1999      $ 73,447        $13,288        $14,963(10)      400,000(11)
    Co-Chairman of the Board                         1998      $    -0-        $   -0-        $   -0-           10,000

R. Dean Gerrie                                       2000      $132,500        $   -0-        $13,269(12)          -0-
    Senior Vice President                            1999      $132,069        $10,000        $11,552(13)          -0-
                                                     1998      $125,000        $   -0-        $13,056(14)       75,000

Alexander M. Puchner                                 2000      $100,000        $ 9,987        $ 8,304(15)          -0-
    Senior Vice President                            1999      $ 92,500        $ 9,158        $ 6,960(16)          -0-
                                                     1998      $ 80,000        $10,713        $ 5,508(17)       25,000

   (1) No other executive officer received salary and bonuses in excess of $100,000 in 2000.

   (2) Mr. Klinger resigned from the Company effective December 26, 2000. See "Certain Relationships and Related Transactions".

   (3) The amount shown is the estimated value of perquisites and other personal benefits, including health insurance ($6,780) and life insurance/disability insurance (approximately $4,605).

   (4) The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $5,424) and life insurance/disability insurance (approximately $4,724).

   (5) The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $7,056) and life insurance (approximately $3,899).

   (6) The amount shown is the estimated value of perquisites and other personal benefits, including health insurance ($6,780) and life/disability insurance (approximately $4,743).

   (7) The amount shown above is the estimated value of perquisites and other personal benefits including health insurance (approximately $5,424), and life insurance/disability insurance (approximately $4,668).

   (8) The amount shown above is the estimated value of perquisites and other personal benefits including health insurance (approximately $7,056) and life insurance (approximately $4,513).

   (9) The amount shown above is the estimated value of perquisites and other personal benefits including health insurance (approximately $16,723), and life insurance (approximately $6,521) and auto allowance (approximately $12,000).

   (10) The amount shown above is the estimated value of perquisites and other personal benefits including health insurance (approximately $5,540), and life insurance (approximately $3,423) and auto allowance (approximately $6,000).

   (11) Mr. Klinger's options expired unexercised on March 26, 2001.

   (12) The amount shown is the estimated value of perquisites and other personal benefits, including health insurance (approximately $7,269) and auto allowance (approximately $6,000).

   (13) The amount shown is the estimated value of perquisites and other personal benefits, including health insurance (approximately $5,552) and auto allowance (approximately $6,000).

   (14) The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $7,056) and auto allowance (approximately $6,000).

   (15) The amount shown is the estimated value of perquisites and other personal benefits, including health insurance (approximately $4,704) and auto allowance (approximately $3,600).

   (16) The amount shown is the estimated value of perquisites and other personal benefits, including health insurance (approximately $4,560) and auto allowance (approximately $2,400).

   (17) The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $4,308) and auto allowance (approximately $1,200).

OPTION GRANTS IN 2000

         There were no stock options granted during the year 2000 to the officers named in the Summary Compensation Table.

OPTION EXERCISES IN FISCAL 2000 AND YEAR-END OPTION VALUES

        The following table sets forth information concerning stock options which were exercised during, or held at the end of 2000 by the officers named in the Summary Compensation Table:

                    OPTION EXERCISES AND YEAR-END VALUE TABLE

                                                                       NUMBER OF                 VALUE OF UNEXERCISED
                                                                   UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                                   SHARES                           AT FISCAL YEAR END           AT FISCAL YEAR END(1)
                                  ACQUIRED                      -------------------------      -------------------------
                                     ON          VALUE
                 NAME             EXERCISE     REALIZED         EXERCISABLE UNEXERCISABLE      EXERCISABLE UNEXERCISABLE
                 ----             --------     --------         ----------- -------------      ----------- -------------
       Paul A. Motenko               -0-          -0-               -0-           -0-             -0-            -0-
       Jeremiah J. Hennessy          -0-          -0-               -0-           -0-             -0-            -0-
       Ernest T. Klinger             -0-          -0-           328,333(2)    106,667(2)       $401,100        $123,200
       R. Dean Gerrie                -0-          -0-            50,000        25,000          $ 57,750        $ 28,875
       Alexander M. Puchner          -0-          -0-            91,667         8,333          $ 96,500        $  9,625


        (1) Common Stock valued at $3.03 per share, the last reported sales price of the Company's Common Stock on December 31, 2000.

        (2)  Mr. Klinger's options expired unexercised on March 26, 2001.

EMPLOYMENT AGREEMENTS

         The Company entered into identical revised six-year term employment agreements with Paul Motenko and Jeremiah J. Hennessy (sometimes referred to herein as the "Executives"), effective as of January 1, 2001. Pursuant to such agreements, Messrs. Motenko and Hennessy are each to receive annual cash compensation of $225,000, subject to escalation annually in accordance with the Consumer Price Index (the "CPI"). In addition, Messrs. Motenko and Hennessy's employment agreements entitle each of them to receive two annual bonuses based on the Company's financial performance, one for attainment of specified earnings before interest, amortization, depreciation and income taxes ("EBITDA"), and one for attainment of specified pre-tax income.

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

         For the year ended December 31, 2000, Messrs. Motenko, Hennessy and Klinger earned a cash bonus of $35,000 based on the Company's EBITDA for the fiscal year of approximately $3,018,000.

         The pre-tax income bonus would entitle each of Messrs. Motenko and Hennessy to receive the following amounts if the following pre-tax income amounts (as determined by the Company's independent public accountants in accordance with GAAP) are attained for each fiscal year during the term of their respective employment agreements, commencing with the fiscal year ending December 31, 2001.


                       PRE-TAX
                        INCOME                       CUMULATIVE CASH BONUS
                        ------                       ---------------------
                     $ 4,147,200                           $ 25,000
                     $ 8,294,400                           $ 75,000
                     $16,588,800                           $150,000

         For the year ended December 31, 2000, none of the Executives earned a pre-tax income bonus.

         The pre-tax income levels required to receive each bonus level for each fiscal year following the 2001 fiscal year are increased by 20% per year.


         Pursuant to their respective employment agreements, Messrs. Motenko and Hennessy are each entitled to certain other fringe benefits including use of a Company automobile or automobile allowance, life insurance coverage, disability insurance, family health insurance and the right to participate in the Company's customary executive benefit plans.

         Messrs. Motenko and Hennessy's employment agreements further provide that in the event they terminate their employment with the Company for "Good Reason" (as hereinafter defined) or they are terminated based on their disability, each of them is entitled, on two occasions and subject to certain conditions, to demand that the Company prepare and file a registration statement with the SEC for purposes of registering under the Securities Act of 1933, as amended, and applicable Blue Sky authorities, the shares of Common Stock held by him or issuable to him upon the exercise of outstanding options.

         Upon the occurrence of any Termination Event (as hereinafter defined), the Company may terminate the employment agreements. If such termination occurs, Mr. Motenko or Mr. Hennessy, as the case may be, will be entitled to receive all amounts payable by the Company under his respective employment agreement to the date of termination. If the Company terminates the employment agreement for a reason other than the occurrence of a Termination Event or if Mr. Motenko or Mr. Hennessy terminates the employment agreement because of a breach by the Company of its obligations thereunder or for Good Reason (as hereinafter defined), Mr. Motenko or Mr. Hennessy, as the case may be, will be entitled to receive any and all payments and benefits which would have been due to him by the Company up to and including December 31, 2006 or any extension thereof had his employment not terminated.

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

On December 26, 2000, the Company's former President, Ernest T. Klinger, voluntarily terminated his employment agreement with the Company under the provision giving him the right to terminate upon a change in control of the Company. Under the employment agreement, he has certain rights to receive compensation equal to the amount of compensation to which he would have been entitled under his agreement for its term. The Company has recorded an accrual at December 31, 2000 for amounts due under the employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the year ended December 31, 2000, the Board of Directors of the Company determined the compensation for the executive officers of the Company. Messrs. Paul A. Motenko and Jeremiah J. Hennessy were executive officers and were on the Board of Directors in 1996 when the Employment Agreements between the Company and each of them were approved. Mr. Klinger was on the Board of Directors in 1999 when the Employment Agreement between the Company and Mr. Klinger was approved. The Board of Directors serves the function of a Compensation Committee for the Company.

         Certain of the members of the Company's Board of Directors or their affiliates have entered into transactions or arrangements with the Company during the past fiscal year which transactions and arrangements are described in "Certain Relationships and Related Transactions" below.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 26, 2001 by (a) each director of the Company, (b) each executive officer identified in the Summary Compensation Table, (c) all executive officers and directors of the Company as a group and (d) each person known by the Company to be the beneficial owner of 5% or more of the outstanding shares of Common Stock. Ownership of less than 1% is indicated by an asterisk.


                                                                       SHARES BENEFICIALLY OWNED(1)
                                                                    -----------------------------------
                                                                      NUMBER OF             PERCENTAGE
NAME AND ADDRESS (2)                                                  SHARES(3)             OF CLASS(3)
--------------------                                                ------------            -----------
BJ Chicago LLC                                                      4,858,058(4)               57.44%
2200 W. Valley Blvd.
Alhambra, CA. 91803

The Jacmar Companies
William H. Tilley
2200 W. Valley Blvd.
Alhambra, CA. 91803

Golden Resorts, Inc.
Jerry G. Brassfield
718 University Ave, Suite 211
Los Gatos, CA. 95030

Norton Herrick                                                        515,000(5)                5.74%
2295 Corporate Blvd., Northwest
Boca Raton, FL 33431

Paul A. Motenko                                                       680,357(6)                7.74%
Jeremiah J. Hennessy                                                  661,357(7)                7.52%
Ernest T. Klinger                                                         -0-(8)                0.00%
Barry J. Grumman                                                       70,000(9)                   *%
Stanley B. Schneider                                                  160,000(10)               1.86%
Alexander M. Puchner                                                  100,000(11)               1.17%
R. Dean Gerrie                                                         75,000(12)                  *%
James A. Dal Pozzo                                                  4,070,558(13)              48.05%
Shann M. Brassfield                                                 2,880,358(14)              34.00%
All directors and executive officers as a group (9 persons)         5,829,772                  61.24%

   (1) The persons named in the table, to the Company's knowledge, have sole voting and sole investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.

   (2) The address of the officers and directors of the Company is at the Company's principal executive offices at 16162 Beach Boulevard, Suite 100, Huntington Beach, California 92647.

   (3) Shares of Common Stock which a person had the right to acquire within 60 days are deemed outstanding in calculating the percentage ownership of the person, but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants or options issued by the Company which are not exercisable within 60 days from the date hereof.

   (4) Consists of 2,867,858 shares held of record by BJ Chicago, LLC, 1,190,200 shares held of record by The Jacmar Companies and 800,000 shares held by William H. Tilley in a transaction scheduled to close April 30, 2001. BJ Chicago, LLC is owned and controlled by The Jacmar Companies and Golden Resorts, Inc. The Jacmar Companies is controlled by William H. Tilley whose address is the same as that of the Jacmar Companies. Golden Resorts, Inc. is controlled by Jerry G. Brassfield whose address is the same as that of Golden Resorts, Inc. See "Certain Relationships and Related Transactions."

   (5) Consists of 515,000 Special Warrants held by Norton Herrick, exercisable for $5.50 per share and expiring on April 8, 2002. See "Certain Relationships and Related Transactions."

   (6) Consists of 349,678 shares of Common Stock and 330,679 underlying options issued to Mr. Motenko pursuant to the terms of his employment agreement and subject to a shareholder vote. See "Executive Compensation and Other Matters".

   (7) Consists of 330,678 shares of Common Stock and 330,679 underlying options issued to Mr. Hennessy pursuant to the terms of his employment agreement and subject to a shareholder vote. See "Executive Compensation and Other Matters".

   (8) Mr. Klinger resigned from the Company on December 26, 2000 and consequently his options expired unexercised on March 26, 2001 pursuant to the terms of the Company's Stock Option Plan.

   (9) Consists of 5,000 shares of Common Stock which are held in a Professional Corporation Money Purchase Plan of which Mr. Grumman is the beneficiary and 65,000 shares of Common Stock purchasable upon exercise of options.

   (10) Consists of 25,000 shares of Common Stock and 70,000 warrants of which Mr. Schneider is the beneficiary and 65,000 shares of Common Stock purchasable upon exercise of options.

   (11) Consists of 100,000 shares of Common Stock purchasable upon exercise of options.

   (12) Consists of 75,000 shares of Common Stock purchasable upon exercise of options.

   (13) Consists of 2,867,858 shares held of record by BJ Chicago, LLC, 1,190,200 shares held of record by The Jacmar Companies and 12,500 shares of Common Stock purchasable upon exercise of options. Mr. Dal Pozzo is an executive officer and director of The Jacmar Companies, which owns 50% of BJ Chicago LLC.

   (14) Consists of 2,867,858 shares held of record by BJ Chicago, LLC and 12,500 shares of Common Stock purchasable upon exercise of options. Mr. Brassfield is an executive officer and director of Golden Resorts, Inc., which owns 50% of BJ Chicago LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE JACMAR COMPANIES AND AFFILIATES ACQUISITION OF CONTROLLING INTEREST AND RELATED TRANSACTIONS

         As of December 31, 2000, the Company's largest supplier of product and paper goods, The Jacmar Companies, and their affiliates (collectively referred to herein as "Jacmar") owned approximately 15.5% of the Company's outstanding common stock. On December 20, 2000, Jacmar agreed to purchase 2,206,500 shares from ASSI, Inc. (a shareholder of the Company), in a transaction that closed on January 18, 2001. In addition, Jacmar agreed to purchase 661,358 shares of Common Stock from Messrs. Motenko and Hennessy, the Company's Co-Chief Executive Officer's, in a transaction that closed on March 13, 2001. These stock purchases resulted in an increase in the percentage ownership of Jacmar and their affiliates to approximately 53.0% of the outstanding Common Stock of the Company. The Company agreed to grant registration rights to Jacmar on the shares purchased from ASSI, Inc. and Jacmar agreed to assist the Company in obtaining additional financing for new restaurant projects.

         In connection with the sale of shares by ASSI, Inc. to Jacmar in December 2000, the Company agreed to issue an option to ASSI, Inc. in exchange for a release of any claims of ASSI, Inc., including any rights it might have had to purchase additional shares from the Company under an agreement that was pending immediately prior to the Jacmar transaction. The option is exercisable for 200,000 shares at an exercise price of $4.00 per share, and expires on December 31, 2005.

         On February 22, 2001, the Company entered into an agreement to sell an aggregate of 800,000 shares of common stock to Jacmar at $2.50 per share. This transaction is scheduled to close on April 30, 2001 and Jacmar will then own 57.4% of the Company's outstanding stock. In addition, the Company has agreed to sell Jacmar up to an additional 3.2 million shares at $2.50 on or before August 15, 2001. The exact number of shares to be purchased and the date of purchase are to be determined by Jacmar, provided that the Company's obligation to sell the shares to Jacmar expires on August 15, 2001. This agreement was approved by an independent committee of the Board of Directors. The sale of the up to 3.2 million shares to Jacmar is subject to a shareholder vote and the receipt of a favorable fairness opinion. The Company agreed to grant registration rights on the shares purchased by Jacmar under this agreement.

         The Company has approximately 8 million warrants outstanding, which, before the sale of additional shares to Jacmar, have an exercise price of $5.50 per share. The sale of the 800,000 shares of common stock to Jacmar in April 2001 triggerred the anti-dilution provision of the warrant agreement, resulting in an adjustment of the exercise price of the warrants to $5.35 per share. If the entire 3.2 million additional shares are purchased by Jacmar pursuant to the agreement, the warrant exercise price would be adjusted to $4.89 per share.

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

         Management believes that the transactions with the officers and/or shareholders of the Company and their affiliates were made upon terms no less favorable than would have occurred with unaffiliated third parties. The Company has adopted a policy not to engage in transactions with officers, directors, principal shareholders or affiliates of any of them unless such actions have been approved by a majority of the disinterested directors and are upon terms no less favorable to the Company than could be obtained from an unaffiliated third party in an arms length transaction.

         James A. Dal Pozzo, a director of the Company, is an executive officer and director of The Jacmar Companies, the Company's largest supplier of product and paper goods. The Jacmar Companies is controlled by William H. Tilley. Mr. Dal Pozzo is also an executive officer and director of certain other businesses that are owned and/or controlled by Jacmar. The Jacmar Companies beneficially owns greater than 10% of the Company's outstanding Common Stock.

         Shann M. Brassfield, a director of the Company, is an executive officer and director of Golden Resorts, Inc. and certain other businesses that are owned and/or controlled by Shann M. Brassfield's father, Jerry Brassfield. Golden Resorts, Inc. beneficially owns greater than 10% of the Company's outstanding Common Stock.

         BJ Chicago, LLC is owned and controlled by The Jacmar Companies and Golden Resorts, Inc.

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

By: /s/ PAUL A. MOTENKO              Co-Chief Executive Officer,                April 26, 2001
    -----------------------          Chairman of the Board and Vice-
      Paul A. Motenko                President and Secretary


By: /s/ JEREMIAH J. HENNESSY         Co-Chief Executive Officer,                April 26, 2001
    -----------------------          Chief Operating Officer and Director
      Jeremiah J. Hennessy


By: /s/ BARRY J. GRUMMAN             Director                                   April 26, 2001
    -----------------------
      Barry J. Grumman


By: /s/ STANLEY B. SCHNEIDER         Director                                   April 26, 2001
    -----------------------
      Stanley B. Schneider


By: /s/ JAMES A. DAL POZZO           Director                                   April 26, 2001
    -----------------------
      James A. Dal Pozzo


By: /s/ SHANN M. BRASSFIELD          Director                                   April 26, 2001
    -----------------------
      Shann M. Brassfield