Form 10-Q
period 2001-03-31
CHICAGO PIZZA & BREWERY INC
filed 2001-05-14
CIK 1013488

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

As of May 1, 2001, there were 8,458,321 shares of Common Stock of the Registrant outstanding and 7,964,584 Redeemable Warrants of the Registrant outstanding.

                 CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES


                                                                                 PAGE
                                                                                 ----
PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements                                          1

              Consolidated Balance Sheets -
                  March 31, 2001 (Unaudited) and December 31, 2000                 1

              Unaudited Consolidated Statements of  Operations -
                  Three Months Ended March 31, 2001 and
                  March 31, 2000                                                   2

              Unaudited Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2001 and
                  March 31, 2000                                                   3

              Notes to Consolidated Financial Statements                           4

Item  2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                       6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                9

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings                                                         9

Item 2.  Changes in Securities                                                     9

Item 3.  Defaults Upon Senior Securities                                           9

Item 4.  Submission of Matters to a Vote of
              Security Holders                                                    10

Item 5.  Other Information                                                        10

Item 6.  Exhibits and Reports on Form 8-K                                         10

         SIGNATURES


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL INFORMATION

                          CHICAGO PIZZA & BREWERY, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                   MARCH 31,            DECEMBER 31,
                                                                     2001                     2000
                                                                  (UNAUDITED)
                                                                ------------------     ------------------

                                                ASSETS:

Current assets:
Cash and cash equivalents                                            $1,750,889             $1,405,379
Accounts receivable                                                     134,172                181,325
Inventory                                                               648,710                570,147
Prepaids and other current assets                                       331,968                305,685
                                                                ------------------     ------------------

Total current assets                                                  2,865,739              2,462,536

Property and equipment, net                                          19,240,671             19,534,640

Deferred income taxes                                                 1,369,546              1,773,545
Intangible assets, net                                                5,727,259              5,759,972
Other assets                                                            721,969                461,675
                                                                ------------------     ------------------

Total assets                                                        $29,925,184            $29,992,368
                                                                ==================     ==================


                                LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Accounts payable                                                     $1,811,097             $3,147,436
Accrued expenses                                                      3,908,552              3,471,946
Current portion of notes payable to related parties                     385,048                378,068
Current portion of long-term debt                                       949,638                838,756
Current portion of obligations under capital lease                        3,962                 22,592
                                                                ------------------     ------------------

Total current liabilities                                             7,058,297              7,858,798

Long-term debt                                                        3,589,467              3,828,629
Notes payable to related parties                                        892,053                990,933
Reserve for store closures                                              876,518                876,830
Other liabilities                                                     1,163,321              1,130,420
                                                                ------------------     ------------------

Total liabilities                                                    13,579,656             14,685,610
                                                                ------------------     ------------------

Commitments and contingencies

Minority interest in partnership                                        270,591                263,343

Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued
    or outstanding                                                                            -
Common stock, no par value, 60,000,000 shares authorized and
    7,658,321 shares issued and outstanding as of March 31,
    2001 and December 31, 2000                                       16,076,132             16,076,132
Capital surplus                                                       1,243,280                975,280
Accumulated deficit                                                  (1,244,475)            (2,007,997)
                                                                ------------------     ------------------

Total shareholders' equity                                           16,074,937             15,043,415
                                                                ------------------     ------------------

Total liabilities and shareholders' equity                          $29,925,184            $29,992,368
                                                                ==================     ==================


        The accompanying notes are an integral part of these consolidated financial statements.

                          CHICAGO PIZZA & BREWERY, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                        ---------------------------------------
                                                              2001                  2000
                                                        -----------------     -----------------
Revenues                                                    $15,369,298           $10,178,645
Cost of sales                                                 4,077,021             2,801,755
                                                        -----------------     -----------------
        Gross profit                                         11,292,277             7,376,890

Costs and expenses:
Labor and benefits                                            5,557,619             3,687,975
Occupancy                                                     1,195,414               833,937
Operating expenses                                            1,654,912             1,107,196
Preopening costs                                                  9,565               146,109
General and administrative                                      982,278               913,049
Depreciation and amortization                                   513,989               425,881
                                                        -----------------     -----------------
Total cost and expenses                                       9,913,777             7,114,147
                                                        -----------------     -----------------
        Income from operations                                1,378,500               262,743

Other income (expense):
Interest expense                                              (157,007)              (78,179)
Interest income                                                    505                 3,253
Other income (expense), net                                     (1,539)               (1,162)
                                                        -----------------     -----------------
        Total other income (expense)                          (158,041)              (76,088)
                                                        -----------------     -----------------
        Income before minority interest and income taxes     1,220,459               186,655

Minority interest in partnership                                (7,249)               (7,423)
                                                        -----------------     -----------------
        Income before income taxes                           1,213,210               179,232

                                                        -----------------     -----------------
Income tax expense                                            (449,688)               (6,323)
                                                        -----------------     -----------------

        Net income                                            $763,522              $172,909
                                                        =================     =================
Net income per share:
        Basic and dilutive net income per share                  $0.10                 $0.02
                                                        =================     =================

Weighted average number of shares outstanding:

        Basic                                                7,658,321             7,658,321
                                                        =================     =================
        Dilutive                                             7,941,216             7,665,388
                                                        =================     =================


      The accompanying notes are an integral part of these consolidated financial statements.

                          CHICAGO PIZZA & BREWERY, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------------------
                                                                             2001                      2000
                                                                       ----------------          ----------------
Cash flows provided by (used in) operating activities:
Net income                                                                     $763,522                  $172,909
Adjustments to reconcile net income to net cash
      provided by operating activities:
Depreciation and amortization                                                   513,989                   425,881
Minority interest in partnership                                                  7,249                     7,423
Loss on sale of assets                                                                                      1,000
Changes in assets and liabilities:
    Accounts receivable                                                          47,153                      (111)
    Inventory                                                                   (78,563)                  (15,391)
    Prepaids and other current assets                                           241,717                   (70,376)
    Deferred income tax benefit                                                 403,999
    Other assets                                                               (266,602)                  (19,340)
    Accounts payable                                                         (1,336,339)                1,081,756
    Accrued expenses                                                            436,606                   184,740
    Other liabilities                                                            32,893                   103,571
                                                                       ----------------          ----------------

             Net cash provided by operating activities                          765,624                 1,872,062
                                                                       ----------------          ----------------
Cash flows used in investing activities:
Purchases of equipment                                                         (180,998)               (2,810,319)
                                                                       ----------------          ----------------

Cash flows provided by (used in) financing activities:
Loan proceeds                                                                     9,052                 1,390,500
Payments on related party debt                                                  (91,900)                  (84,919)
Payments on debt                                                               (137,332)                  (75,734)
Capital lease payments                                                          (18,936)                  (35,904)
                                                                       ----------------          ----------------
             Net cash provided by (used in) financing activities               (239,116)                1,193,943
                                                                       ----------------          ----------------
             Net increase in cash and cash equivalents                          345,510                   255,686

Cash and cash equivalents, beginning of period                                1,405,379                   188,811
                                                                       ----------------          ----------------

Cash and cash equivalents, end of period                                     $1,750,889                  $444,497
                                                                       ================          ================



      The accompanying notes are an integral part of these consolidated financial statements.

                          CHICAGO PIZZA & BREWERY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 31, 2000. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements.

RELATED PARTY

On January 18, 2001, the Jacmar Companies and their affiliates (collectively referred to herein as "Jacmar") closed a transaction to purchase approximately 2.2 million shares from ASSI, Inc. (a shareholder of the Company). Jacmar, prior to this transaction, owned approximately 15.5% of the Company's outstanding common stock. In addition, Jacmar also closed a transaction on March 13, 2001 to purchase approximately 661,000 shares from two of the Company's officers. These stock purchases resulted in an increase in the percentage ownership of Jacmar and their affiliates to approximately 53.0% of the outstanding stock of the Company. As a result of these acquisitions, Jacmar has become a controlling corporation (i.e., parent company) of Chicago Pizza & Brewery, Inc., and any significant capital transactions are treated for accounting purposes in accordance with parent/subsidiary relationships. The Company granted registration rights to Jacmar on the shares purchased from ASSI, Inc. and Jacmar assisted the Company in obtaining additional financing for new restaurant projects.

In connection with the sale of shares by ASSI, Inc. to Jacmar in January 2001, the Company issued an option to ASSI, Inc. in exchange for a release of any claims of ASSI, Inc., including any rights it might have had to purchase additional shares from the Company under an agreement that was pending immediately prior to the Jacmar transaction. The option is exercisable for 200,000 shares at an exercise price of $4.00 per share, and is exercisable until December 31, 2005. The fair value of such options, $268,000, has been recorded as deferred financing costs.

The Company also entered into an agreement on February 22, 2001 to sell an aggregate of 800,000 shares of common stock to Jacmar at $2.50 per share. This transaction closed on April 30, 2001. Upon closing, Jacmar owned 57.4% of the Company's outstanding stock. In addition, the Company has agreed to sell to Jacmar up to an additional 3.2 million shares at $2.50 on or before August 15, 2001. The exact amount of shares to be purchased of the 3.2 million shares the Company has made available and the date of purchase are to be determined by Jacmar, provided that the Company's obligation to sell the shares expires on August 15, 2001. The sale of these shares is subject to a shareholder vote and the receipt of a favorable fairness opinion. The Company agreed to grant registration rights on the shares purchased by Jacmar under this agreement.

The sale of the 800,000 shares to Jacmar enabled the Company to obtain an $8 million bank loan facility, including a $4 million term loan to replace its existing debt and an additional $4 million line of credit to fund expansion on an as-needed basis. The terms of the loan are described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restaurant Development Loan."

The Company has approximately 8 million warrants outstanding, which, before the sale of additional shares to Jacmar , have an exercise price of $5.50 per share. The sale of the 800,000 shares of common stock to Jacmar in April 2001 triggered the anti-dilution provision of the warrant agreement, resulting in an adjustment of the exercise price of the warrants to $5.35 per share. If the entire 3.2 million additional shares are purchased by Jacmar pursuant to the agreement, the warrant exercise price would be adjusted to $4.89 per share.

Jacmar, through its specialty wholesale food distributorship, is the Company's largest supplier of product and paper goods. Jacmar supplied the Company with approximately $1,987,00 and $4,200,000 of food and beverage products for the quarter ended March 31, 2001 and the year ended December 31, 2000, respectively. As of March 31, 2001, the Company had payables to Jacmar of approximately $724,000.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

SUBSEQUENT EVENT

During April 2001, the Company sold its restaurant location on Burnside Road in Portland, Oregon. This BJ's restaurant, since its conversion from the Pietro's concept, had not met the Company's revenue and profitability expectations and experienced a negative cash flow over the past three years. The Company received approximately $60,000 for the improvements, equipment and furniture at this location. An amount adequate to cover the net costs of closing this restaurant was provided for in the reserve for store closures established during 2000.

On April 30, 2001, an existing partner in BJ's Chicago Pizzeria, Lahaina, Hawaii purchased the other partnership interests, including those of the Company, in this restaurant. The restructured entity will continue to operate under the name of BJ's Chicago Pizzeria pursuant to a license agreement with the Company. The company received approximately $114,000 for its general and limited partnership interests, as well as a continuing interest in distributions based on gross receipts from operations. During the first quarter of 2001, the partnership provided 3.2% of the Company's consolidated revenue for the period, and its assets comprised 1.2% of the Company's consolidated assets at March 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's annual report as reported on Form 10-K dated December 31, 2000 including, without limitation: (i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California and Oregon, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages, including without limitation the recent increase in minimum wage, (vii) consumer trends, (viii) potential uninsured losses and liabilities, (ix) trademark and servicemark risks, and (x) other general economic and regulatory conditions and requirements.

RESULTS OF OPERATIONS

         THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2000.

         REVENUES. Total revenues for the three months ended March 31, 2001 increased to $15,369,000 from $10,179,000 for the comparable period in 2000, an increase of $5,190,000 or 51.0%. The increase is primarily the result of:

         The opening of BJ's Restaurant & Brewhouses in Valencia, California, Burbank, California and Huntington Beach, California in March, June and October 2000, respectively. These new locations, along with the opening of a BJ's Restaurant & Brewery in West Covina, California in August 2000 provided additional revenues of $4,947,000 during the first quarter of 2001 when compared with the first quarter of 2000.

         An increase in the BJ's restaurants same store sales for the comparable periods of $455,000, or 5.4%.

The increase in revenues resulting from the above factors was partially offset by the closing of Pietro's pizzerias in Longview, Washington and Salem, Oregon in June and December 2000, respectively. These two Pietro's had combined sales of $191,000 during the first quarter of 2000.

         COST OF SALES. Cost of food, beverages and paper (cost of sales) for the restaurants increased to $4,077,000 for the three months ended March 31, 2001 from $2,802,000 for the comparable period of 2000, an increase of $1,275,000 or 45.5%. As a percentage of sales, cost of sales decreased to 26.5% for the current quarter from 27.5% for the comparable prior-year quarter. The Company's same-store BJ's cost of sales, as a percentage of sales, decreased to 27.0% from 27.9% during the three months ended March 31, 2001 compared to the comparable period of 2000. The overall improvement in cost of sales percentage was primarily due to the increase in revenues discussed above, and improved food and beverage cost control in the Arcadia and La Mesa, California brewhouses and the restaurant and brewery in Woodland Hills, California all of which opened during 1999. As a percentage of their revenues, these stores collectively reduced cost of sales to 27.6% for the first quarter of 2001, compared to 29.0% for the comparable quarter of 2000. A reduction in food costs as a percentage of sales is in line with the Company's experience as operations at newly developed restaurants are refined and the restaurant matures.

         LABOR. Labor costs for the Company increased to $5,558,000 in the three months ended March 31, 2001 from $3,688,000 for the comparable period in 2000, an increase of $1,870,000 or 50.7%. As a percentage of revenues, labor costs remained constant at 36.2% for both the 2001 and 2000 periods, despite increases in the California minimum wage and the workers compensation assessment, which became effective January 2001 and November 2000, respectively.

         OCCUPANCY. Occupancy costs increased to $1,195,000 during the three months ended March 31, 2001 from $834,000 during the comparable period in 2000, an increase of $361,000, or 43.3%. The increase reflects the four additional BJ's concept restaurants that were open the entire first quarter of 2001. As a percentage of revenues, occupancy costs decreased to 7.8% in the 2001 period from 8.2% of the comparable 2000 period. The primary reasons for the decrease in occupancy costs relative to revenues was the addition of high volume restaurants and the increase in same-store sales, which combined to cause a greater proportion of rent expense to be based on percentage rent computations.

         OPERATING EXPENSES. Operating expenses increased to $1,655,000 during the three months ended March 31, 2001 from $1,107,000 during the comparable period in 2000, an increase of $548,000 or 49.5%. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities. The opening of the three BJ's Restaurant & Brewhouses and one BJ's Restaurant & Brewery during 2000 accounted for $449,000 of the increased operating expenses during the first quarter of 2001. As a percentage of revenues, operating expenses were relatively stable, decreasing to 10.8% in the 2001 period from 10.9% in the 2000 period despite significant increases in energy rates charged by California utilities.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $982,000 during the three months ended March 31, 2001 from $913,000 during the comparable period in 2000, an increase of $69,000. As a percentage of revenues, however, general and administrative expenses decreased to 6.4% from 9.0% for the comparable period of 2000. During 1999 and continuing in 2000, the Company hired management and committed resources to systems and staff development to plan and manage the Company's growth strategy. As the intended growth in restaurant revenues materialized during 2000 and continued in the first quarter of 2001, general and administrative expenses as a percentage of revenue decreased in comparison to the comparable period of 2000.

         PREOPENING COSTS. Due to the timing of restaurant development, the Company incurred minimal costs during the first quarter of 2001 related to the opening of future restaurants. During the comparable period of 2000, costs of $146,000 were incurred due to preparations for the opening in March of its restaurant in Valencia, California. These costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process. The Company expects expenditures related to the opening of restaurants to increase during 2001 as additional restaurants are developed.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $514,000 during the three-month period ended March 31, 2001 from $426,000 for the comparable period of 2000, an increase of $88,000 or 20.7%. The increase was due to the acquisition of restaurant equipment, furniture and improvements and brewery equipment totaling $8,934,000 during 2000 for the three restaurant and brewhouses and one restaurant and brewery opened during that year.

         INTEREST EXPENSE. Interest expense increased to $157,000 during the quarter ended March 31, 2001 from $78,000 during the comparable period in 2000, an increase of $79,000, or 101.3%. This increase was primarily due to the additional debt incurred by the Company to finance leasehold improvements and equipment for the new restaurants in Valencia, Burbank, West Covina and Huntington Beach, California. Commencing in February 2000, various amounts were borrowed under the Company's then primary credit facility. The maximum amount of $4,000,000 provided by that facility was reached during October 2000. Monthly repayments as required by a refinancing agreement commenced in March 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's overall operating activities, as detailed in the Consolidated Statement of Cash Flows, provided $766,000 net cash during the three months ended March 31, 2001, a $1,106,000, or 59.1%, decrease from the $1,872,000 generated in the comparable quarter of the prior year. The decrease in cash from operating activities during the first quarter of 2001 was due primarily to a $1,336,000 reduction in accounts payable since the end of 2000. This reduction was partially offset by the utilization of the Company's deferred tax benefit and increases in accrued expenses and other liabilities during the three-month period ended March 31, 2001.

Management believes that the Company's current resources and operational cashflow is sufficient to sustain its operations for at least the next year. The Company is in the early stages of development of two new restaurants and has available a $4,000,000 revolving construction loan facility for these and other locations. The Company raised additional capital of approximately $2,000,000 as a result of the April 2001 private sale of 800,000 shares of common stock to Jacmar at $2.50 per share. The Company may raise up to an additional $8,000,000 in connection with the possible sale of up to 3,200,000 shares of common stock to Jacmar at $2.50 per share, pursuant to an agreement under which the Company has agreed to make these shares available for purchase until August 15, 2001. The exact amount of shares to be purchased by Jacmar and the date of purchase are to be determined by Jacmar, and the sale is subject to a shareholder vote and the receipt of a favorable fairness opinion.

RESTAURANT DEVELOPMENT LOAN

In February 2001, the Company entered into an agreement with a bank for a collateralized credit facility for a maximum amount of $8,000,000. There was an initial funding of $4,000,000 to replace an existing loan on terms more favorable to the Company. The funded term loan portion of the facility bears interest at 2.0 percent per annum in excess of the bank's LIBOR rate. Under the former credit facility, advances were made at interest rates of 3.5 percent per annum in excess of the bank's LIBOR rate. The rates keyed to LIBOR are fixed for various lengths of time at the Company's option. Current indebtedness bears an interest rate of 7.15%. The borrowed funds, augmented by the Company's operating cashflow, were used for construction and equipment costs related to the development of the four restaurants opened during 2000. As required by the agreement, monthly principal repayments of $66,667 commenced on March 13, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in commodity prices, since many of the food products purchased by the Company are affected by commodity pricing, and, therefore, are vulnerable to unpredictable price fluctuations. Over the recent past, the Company has experienced price volatility in such products as cheese and produce. The Company buys a significant portion of its product from Jacmar, and has only minimal forward purchasing agreements with other suppliers. Material changes in commodity prices could negatively affect the Company's margins in the short-term.

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

The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $4,000,000 term loan and $4,000,000 revolving line of credit. Borrowings under the agreement bear interest at 2.0 percent per annum in excess of the lender's LIBOR rate, and may be fixed for various lengths of time at the Company's option. Borrowings outstanding under the agreement were $3,942,000 at March 31, 2001.

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

                  4.1 Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement).

                  4.2     Warrant Agreement (incorporated by reference to
                          Exhibit 4.2 of the Registration Statement).

                  4.3 Specimen Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registration Statement).

                  4.4 Form of Representative's Warrant (incorporated by reference to Exhibit 4.4. of the Registration Statement).

(b)               Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHICAGO PIZZA & BREWERY, INC.
                                       (Registrant)


May 11, 2001                           By:  /s/ PAUL A. MOTENKO
                                           --------------------
                                           Paul A. Motenko
                                           Chairman of the Board of Directors,
                                           Co-Chief Executive Officer, Vice
                                           President and Secretary

                                       By:  /s/ JEREMIAH J. HENNESSY
                                           -------------------------
                                           Jeremiah J. Hennessy
                                           Director, Co-Chief Executive Officer
                                           and Chief Operating Officer

                                       By: /s/ WILLIAM JUNGINGER
                                           -------------------------
                                           William Junginger
                                           Chief Financial Officer