Form 10-Q
period 2001-06-30
CHICAGO PIZZA & BREWERY INC
filed 2001-08-13
CIK 1013488

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-21423

CHICAGO PIZZA & BREWERY, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0485615 (I.R.S. Employer Identification Number)

16162 Beach Boulevard
Suite 100
Huntington Beach, California 92647
(Address and zip code of Registrant's principal executive offices)

(714) 848-3747
(Registrants telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /.

    As of July 30, 2001, there were 8,458,321 shares of Common Stock of the Registrant outstanding and 7,964,584 Redeemable Warrants of the Registrant outstanding.

CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL INFORMATION

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,690,216	$1,405,379
Accounts receivable	174,743	181,325
Inventory	648,718	570,147
Prepaids and other current assets	349,466	305,685

Total current assets	4,863,143	2,462,536
Property and equipment, net	19,221,563	19,534,640
Deferred income taxes	919,303	1,773,545
Intangible assets, net	5,678,690	5,759,972
Other assets	415,912	461,675

Total assets	$31,098,611	$29,992,368

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$2,109,505	$3,147,436
Accrued expenses	3,457,868	3,471,946
Current portion of notes payable to related parties	392,028	378,068
Current portion of long-term debt	843,085	838,756
Current portion of obligations under capital lease	398	22,592

Total current liabilities	6,802,884	7,858,798
Long-term debt	2,949,802	3,828,629
Notes payable to related parties	791,428	990,933
Reserve for store closures	876,518	876,830
Other liabilities	1,127,566	1,130,420

Total liabilities	12,548,198	14,685,610

Commitments and contingencies
Minority interest in partnership	—	263,343
Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000,000 shares authorized; 8,458,321 and 7,658,321 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	17,679,883	16,076,132
Capital surplus	1,243,280	975,280
Accumulated deficit	(372,750)	(2,007,997)

Total shareholders' equity	18,550,413	15,043,415

Total liabilities and shareholders' equity	$31,098,611	$29,992,368

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
Revenues	$15,973,785	$12,346,798	$31,343,083	$22,525,443
Cost of sales	4,389,216	3,402,097	8,466,237	6,203,852

Gross profit	11,584,569	8,944,701	22,876,846	16,321,591
Costs and expenses:
Labor and benefits	5,673,849	4,411,629	11,231,468	8,099,604
Occupancy	1,193,086	993,196	2,388,500	1,827,133
Operating expenses	1,640,074	1,286,677	3,294,986	2,393,873
Pre-opening costs	66,985	311,998	76,550	458,107
Restaurant closure expense	—	114,300	—	114,300
General and administrative	1,240,695	1,024,424	2,222,973	1,937,473
Depreciation and amortization	494,748	462,144	1,008,737	888,025

Total cost and expenses	10,309,437	8,604,368	20,223,214	15,718,515

Income from operations	1,275,132	340,333	2,653,632	603,076
Other income (expense):
Interest expense	(105,691)	(98,817)	(262,698)	(176,996)
Interest income	12,088	274	12,593	3,527
Other income (expense), net	299,249	(680)	297,710	(1,843)

Total other income (expense)	205,646	(99,223)	47,605	(175,312)

Income before minority interest and income taxes	1,480,778	241,110	2,701,237	427,764
Minority interest in partnership	15,680	(19,822)	8,431	(27,244)

Income before income taxes	1,496,458	221,288	2,709,668	400,520
Income tax expense	(511,884)	(22,551)	(961,572)	(28,874)

Net income	$984,574	$198,737	$1,748,096	$371,646

Net income per share:
Basic net income per share	$0.12	$0.03	$0.22	$0.05

Diluted net income per share	$0.11	$0.03	$0.20	$0.05

Weighted average number of shares outstanding:
Basic	8,203,376	7,658,321	7,932,354	7,658,321

Dilutive	9,143,684	7,667,157	8,674,422	7,666,318

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2001	2000
Cash flows provided by (used in) operating activities:
Net income	$1,748,096	$371,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,008,737	888,025
Gain on sale of partnership interest	(255,593)	—
Minority interest in partnership	254,911	27,244
Loss on disposal of assets	—	75,300
Changes in assets and liabilities:
Accounts receivable	6,582	(20,034)
Inventory	(78,571)	(18,411)
Prepaids and other current assets	(43,781)	57,718
Deferred income taxes	854,242
Other assets	49,930	(40,198)
Accounts payable	(1,037,931)	1,328,982
Accrued expenses	(28,212)	426,010
Other liabilities	(2,821)	2,824

Net cash provided by operating activities	2,475,589	3,099,106

Cash flows provided by (used in) investing activities:
Purchases of equipment	(1,185,205)	(5,085,659)
Proceeds from sale of partnership interest	114,000	—
Proceeds from sale of restaurant equipment	60,081	22,000

Net cash used in investing activities	(1,011,124)	(5,063,659)
Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock	1,921,748	—
Loan proceeds	9,052	2,440,500
Landlord contribution for tenant improvements	—	396,508
Payments on related party debt	(185,545)	(171,583)
Payments on debt	(883,550)	(151,760)
Capital lease payments	(22,541)	(71,200)
Distribution to minority interest partners	(18,792)	(18,528)

Net cash provided by financing activities	820,372	2,423,937

Net increase in cash and cash equivalents	2,284,837	459,384
Cash and cash equivalents, beginning of period	1,405,379	188,811

Cash and cash equivalents, end of period	$3,690,216	$648,195

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the three months and six months ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

COMPUTATION OF EARNINGS PER SHARE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
Net income	$984,574	$198,737	$1,748,096	$371,646

Weighted-average shares outstanding	8,203,376	7,658,321	7,932,354	7,658,321
Effect of dilutive securities:
Dilutive potential of options	940,308	8,836	742,068	7,997

Weighted-average shares and share equivalents outstanding	9,143,684	7,667,157	8,674,422	7,666,318

Basic net income per share	$0.12	$0.03	$0.22	$0.05

Diluted net income per share	$0.11	$0.03	$0.20	$0.05

RELATED PARTY

    On January 18, 2001, the Jacmar Companies and their affiliates (collectively referred to herein as "Jacmar") closed a transaction to purchase approximately 2.2 million shares from ASSI, Inc. (a shareholder of the Company). Jacmar, prior to this transaction, owned approximately 15.5% of the Company's outstanding common stock. In addition, Jacmar also closed a transaction on March 13, 2001 to purchase approximately 661,000 shares from two of the Company's officers On April 30, 2001 an additional 800,000 shares of common stock were sold to Jacmar at $2.50 per share. Upon closing, Jacmar owned 57.4% of the Company's outstanding stock. As a result of these acquisitions, Jacmar has become a controlling corporation (i.e., parent company) of Chicago Pizza & Brewery, Inc., and any significant capital transactions are treated for accounting purposes in accordance with parent/subsidiary relationships. The Company granted registration rights to Jacmar on the shares purchased from ASSI, Inc. and Jacmar assisted the Company in obtaining additional financing for new restaurant projects.

    Additionally, the Company has agreed to sell to Jacmar, subject to the completion of the sale of the 800,000 shares described above, up to an additional 3.2 million shares at $2.50 on or before August 15, 2001. The sale of these shares was approved by a vote of the shareholder at the Company's annual shareholders' meeting held on July 18, 2001. The Company has received a favorable fairness opinion regarding this private placement. The exact amount of shares to be purchased of the 3.2 million shares the Company has made available and the date of purchase are to be determined by Jacmar, and the Company's obligation to sell the shares expires on August 15, 2001. The Company has granted registration rights on the shares available for purchase by Jacmar under this agreement.

    The Company has approximately 8 million warrants outstanding, which, before the sale of shares to Jacmar, had an exercise price of $5.50 per share. The sale of the 800,000 shares of common stock to Jacmar in April 2001 triggered the anti-dilution provision of the warrant agreement, resulting in an adjustment of the exercise price of the warrants to $5.35 per share. With the shareholders' approval of the 3.2 million additional shares available for purchase by Jacmar pursuant to the agreement, the warrant exercise price was further adjusted to $4.89 per share.

    Jacmar, through its specialty wholesale food distributorship, is the Company's largest supplier of product and paper goods. Jacmar supplied the Company with approximately $2,235,000 and $4,222,000 of food and beverage products for the quarter and six months ended June 30, 2001, respectively. As of June 30, 2001, the Company had payables to Jacmar of approximately $769,000. During the quarter ended June 30, 2001 the Company paid Jacmar $15,000 for various services.

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

    In July, 2001, the Financial Accounting Standards Board issued SFAS No.141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. This standard will be effective for the Company's fiscal year 2002. The Company is evaluating the requirements of these standards; however, it does not expect that these standards will have a significant impact on the Company's consolidated financial statements.

RESTAURANT CLOSURES

    In late June 2001, the Company closed its BJ's restaurant in Gresham, Oregon. Since its conversion from the Pietro's concept, the restaurant had not met the Company's revenue and profitability expectations and experienced a negative cash flow over the past two years. During 2000, the Company established a reserve for store closures and included an amount adequate to cover the net costs of this anticipated closing. The reserve was charged approximately $307, 000 at the time the Gresham restaurant was closed, and in August 2001 the Company received approximately $20,000 for the equipment at this location. Sales at Gresham for the six months through June 30, 2001 were $304,000, compared to $331,000 for the comparable six-month period of the prior year.

    The Company also closed a Pietro's restaurant located in McMinnville, Oregon on August 4, 2001. This restaurant did not figure significantly in the Company's future plans. An amount adequate to cover the net costs of closing this restaurant was provided for in the reserve for store closures established during 2000. Sales at this restaurant for the six-month period ended June 30, 2001 were $113,000, compared to $132,000 for the similar period of the prior year.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's annual report as reported on Form 10-K dated December 31, 2000 including, without limitation: (i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California and Oregon, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs, energy costs and wages, including without limitation the recent increase in the minimum wage, (vii) consumer trends, (viii) potential uninsured losses and liabilities, (ix) trademark and servicemark risks, and (x) other general economic and regulatory conditions and requirements.

RESULTS OF OPERATIONS

  Three-Month Period Ended June 30, 2001 Compared to Three-Month Period Ended June 30, 2000.

    Revenues.  Total revenues for the three months ended June 30, 2001 increased to $15,974,000 from $12,347,000 for the comparable period in 2000, an increase of $3,627,000 or 29.4%. The increase is primarily the result of:

  The opening of BJ's Restaurant & Brewhouses in Burbank, California and Huntington Beach, California in June and October 2000, respectively, and the opening of a BJ's Restaurant & Brewery in West Covina, California in August 2000. The three new locations provided additional revenues of $3,938,000 during the second quarter of 2001 when compared with the second quarter of 2000.

  An increase in the BJ's restaurant same store sales for the comparable periods of $316,000, or 3.0%. This increase is net of a $204,000 decrease in sales for the second quarter of 2001 for the BJ's Restaurant & Brewhouse in Valencia, California. This restaurant, opened in late March 2000, experienced an exceptionally high post-opening level of sales during the second quarter of 2000. Sales at the Valencia BJ's during the three-months ended June 30, 2001 totaled $1,222,000.

    The increase in revenues resulting from the above factors was partially offset by:

  The closing of the BJ's Pizza & Grill on Burnside Road in Portland, Oregon in April 2001. This converted Pietro's location had sales of $9,000 for the second quarter of 2001 until the date of closing, compared to $111,000 during the second quarter of 2000.

  The sale of the Company's partnership interest in the BJ's restaurant in Lahaina, Hawaii in April 2001. This BJ's restaurant had sales of $169,000 for the second quarter of 2001 until the date of sale, compared to $527,000 during the second quarter of 2000.

    Cost of Sales.  Cost of food, beverages and paper (cost of sales) for the restaurants increased to $4,389,000 for the three months ended June 30, 2001 from $3,402,000 for the comparable period of 2000, an increase of $987,000 or 29.0%. The restaurants opened in Burbank, West Covina and Huntington Beach in June, August and October 2000, respectively, incurred food costs of $1,136,000 during the second quarter of 2001. As a percentage of sales, cost of sales remained unchanged from the comparable quarter of the prior-year at 27.5%. The Company's same-store BJ's cost of sales, as a percentage of sales, decreased to 27.8% from 28.1% during the three months ended June 30, 2001 compared to the comparable period of 2000.

    Labor.  Labor costs for the Company increased to $5,674,000 in the three months ended June 30, 2001 from $4,412,000 for the comparable period in 2000, an increase of $1,262,000 or 28.6%. The restaurants opened in Burbank, West Covina and Huntington Beach incurred labor costs of $1,370,000 during the second quarter of 2001. As a percentage of revenues, labor costs decreased slightly to 35.5% from 35.7% for the comparable 2000 period, despite an increase in the California minimum wage effective January 2001and an increase in the workers compensation rate, which became effective in November 2000.

    Occupancy.  Occupancy costs increased to $1,193,000 during the three months ended June 30, 2001 from $993,000 during the comparable period in 2000, an increase of $200,000, or 20.1%. The increase reflects the three additional BJ's concept restaurants that were open the entire second quarter of 2001. As a percentage of revenues, occupancy costs decreased to 7.5% in the 2001 period from 8.0% of the comparable 2000 period. The primary reasons for the decrease in occupancy costs relative to revenues was the addition of high volume restaurants and the increase in same-store sales, which combined to cause a greater proportion of rent expense to be based on percentage rent computations.

    Operating Expenses.  Operating expenses increased to $1,640,000 during the three months ended June 30, 2001 from $1,287,000 during the comparable period in 2000, an increase of $353,000 or 27.4%. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities. The two BJ's Restaurant & Brewhouses and one BJ's Restaurant & Brewery opened in June, August and October 2000 accounted for $361,000 of the operating expense increase for the second quarter of 2001. As a percentage of revenues, operating expenses decreased to 10.3% in the 2001 period from 10.4% in the 2000 period, despite significant increases in energy rates charged by California utilities.

    General and Administrative Expenses.  General and administrative expenses increased to $1,241,000 during the three months ended June 30, 2001 from $1,024,000 during the comparable period in 2000, an increase of $217,000, or 21.2%. As a percentage of revenues, however, general and administrative expenses decreased to 7.8% from 8.3% for the comparable period of 2000. Non-cash charges related to the exercise of employee and director incentive stock options accounted for approximately $121,000 of the increase in general and administrative expenses during the second quarter of 2001.

    Preopening Costs.  With the Irvine, California BJ's Restaurant & Brewhouse scheduled to open during August 2001, the Company incurred $67,000 of preopening costs during the second quarter of 2001 related to the opening of new restaurants. During the comparable period of 2000, costs of $312,000 were incurred due to preparations for the openings in June and August of its restaurant in Burbank, California and restaurant and brewery in West Covina, California, respectively. Preopening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process. The Company expects expenditures related to the opening of restaurants to increase during 2001 as additional restaurants are developed.

    Depreciation and Amortization.  Depreciation and amortization increased to $495,000 during the three-month period ended June 30, 2001 from $462,000 for the comparable period of 2000, an increase of $33,000 or 7.1%. The increase was due to the acquisition of restaurant equipment, furniture and improvements and brewery equipment during 2000 for the two restaurant and brewhouses and one restaurant and brewery opened in late June, October and August 2000, respectively. The increase due to expansion was partially offset by the closures of the Longview, Washington and Salem, Oregon Pietro's restaurants in June and December 2000, respectively, the sale of the Burnside, Portland, Oregon BJ's restaurant and the sale of the Lahaina, Maui, Hawaii partnership interest in April 2001.

    Interest Expense.  Interest expense increased to $106,000 during the quarter ended June 30, 2001 from $99,000 during the comparable period in 2000, an increase of $7,000, or 7.1%. This increase was primarily due to additional debt incurred by the Company to finance leasehold improvements and equipment for the new restaurants in Burbank, West Covina and Huntington Beach, California. Commencing in February 2000, various amounts were borrowed under the Company's then primary credit facility. The maximum amount of $4,000,000 provided by that facility was reached during October 2000. Interest on increased borrowings was partially offset by more favorable terms on a new credit facility that replaced the original construction financing. Monthly repayments as required by the refinancing agreement commenced in March 2001.

    Other Income.  Other income, net of other expense, increased to $299,000 in the three months ended June 30, 2001, an increase of $300,000 from the comparable period in 2000. The increase was primarily due to the Company's recognition of a $256,000 gain on the sale of its partnership interest in the BJ's Lahaina, Maui, Hawaii restaurant. During the three-month period, the Company also received payments totaling $42,000 from BJ's Lahaina, now operating under a licensing agreement. The payments were a distribution of the accumulation of the Company's interest in the sales revenue of this restaurant, which had been withheld pending the finalization of the agreement for the restaurant's sale to a local owner/operator.

  Six-Month Period Ended June 30, 2001 Compared to Six-Month Period Ended June 30, 2000.

    Revenues.  Total revenues for the six months ended June 30, 2001 increased to $31,343,000 from $22,525,000 for the comparable period in 2000, an increase of $8,818,000 or 39.1%. The increase is primarily the result of:

  The opening of BJ's Restaurant & Brewhouses in Valencia, California, Burbank, California and Huntington Beach, California in March, June and October 2000, respectively. These new locations, along with the opening of a BJ's Restaurant & Brewery in West Covina, California in August 2000 provided additional revenues of $8,670,000 during the first two quarters of 2001 when compared with the comparable period of 2000.

  An increase in the BJ's restaurants same store sales for the comparable periods of $983,000, or 5.7%.

    The increase in revenues resulting from the above factors was partially offset by the closures of the Longview, Washington and Salem, Oregon Pietro's restaurants in June and December 2000, respectively, and, in April 2001, the sale of the Burnside, Portland, Oregon BJ's restaurant and the Lahaina, Maui, Hawaii partnership interest.

    Cost of Sales.  Cost of food, beverages and paper (cost of sales) for the restaurants increased to $8,466,000 for the six months ended June 30, 2001 from $6,204,000 for the comparable period of 2000, an increase of $2,262,000 or 36.5%. As a percentage of sales, cost of sales decreased to 27.0% for the six-month period from 27.5% for the comparable prior-year period. The Company's same-store BJ's cost of sales, as a percentage of sales, decreased to 27.4% from 27.9% during the six months ended June 30, 2001 compared to the comparable period of 2000. The overall improvement in cost of sales percentage was primarily due to the increase in revenues discussed above, and improved food and beverage cost control in the restaurants in La Mesa and Valencia, California, opened in November 1999 and March 2000, respectively. As a percentage of their revenues, these new stores collectively incurred cost of sales of 28.4% for the first six months of 2000. A reduction in food costs as a percentage of sales is in line with the Company's experience as operations at newly developed restaurants are refined and the restaurant matures.

    Labor.  Labor costs for the Company increased to $11,231,000 in the six months ended June 30, 2001 from $8,100,000 for the comparable period in 2000, an increase of $3,131,000 or 38.7%. As a percentage of revenues, labor costs decreased slightly to 35.8% from 36.0% for the comparable 2000 period, despite an increase in the California minimum wage in January 2001and 2001 and an increase in the workers compensation rate in November 2000. Labor costs as a percentage of revenues benefited from the closures of the Longview, Washington and Salem, Oregon Pietro's restaurants in June and December 2000, respectively.

    Occupancy.  Occupancy costs increased to $2,389,000 during the six months ended June 30, 2001 from $1,827,000 during the comparable period in 2000, an increase of $562,000, or 30.8%. The increase reflects the four additional BJ's concept restaurants that were open the entire first two quarters of 2001. As a percentage of revenues, occupancy costs decreased to 7.6% in the 2001 period from 8.1% of the comparable 2000 period. The primary reasons for the decrease in occupancy costs relative to revenues was the addition of high volume restaurants and the increase in same-store sales, which combine to cause a greater proportion of rent expense based on percentage rent computations.

    Operating Expenses.  Operating expenses increased to $3,295,000 during the six months ended June 30, 2001 from $2,394,000 during the comparable period in 2000, an increase of $901,000 or 37.6%. The opening of the three BJ's Restaurant & Brewhouses and one BJ's Restaurant & Brewery during 2000 accounted for $789,000 of the increased operating expenses during the first two quarters of 2001. As a percentage of revenues, operating expenses decreased slightly to 10.5% in the 2001 period from 10.6% in the 2000 period.

    General and Administrative Expenses.  General and administrative expenses increased to $2,223,000 during the six months ended June 30, 2001 from $1,937,000 during the comparable period in 2000, an increase of $286,000, or 14.8%. As a percentage of revenues, however, general and administrative expenses decreased to 7.1% from 8.6% for the comparable period of 2000. Non-cash costs related to the exercise of employee and director incentive stock options accounted for approximately $121,000 of the increase in general and administrative expenses during the first two quarters of 2001. During 1999 and continuing in 2000, the Company hired management and committed resources to systems and staff development to plan and manage the Company's growth strategy.

    Preopening Costs.  The Company incurred approximately $77,000 of preopening costs during the six-month period ended June 30, 2001 related primarily to the opening of the new Irvine, California restaurant. During the comparable period of 2000, costs of $458,000 were incurred due to preparations for the openings in June and August of its restaurants in Valencia and Burbank, California and restaurant and brewery in West Covina, California, respectively. Preopening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process. The Company expects expenditures related to the opening of restaurants to increase during 2001 as additional restaurant locations are developed.

    Depreciation and Amortization.  Depreciation and amortization increased to $1,009,000 during the six-month period ended June 30, 2001 from $888,000 for the comparable period of 2000, an increase of $121,000 or 13.6%. The increase was due to the acquisition of restaurant equipment, furniture and improvements and brewery equipment totaling $8,934,000 during 2000 for the three restaurant and brewhouses and one restaurant and brewery opened during that year. The new stores accounted for $120,000 of the increase in depreciation and amortization.

    Interest Expense.  Interest expense increased to $263,000 during the six months ended June 30, 2001 from $177,000 during the comparable period in 2000, an increase of $86,000, or 48.6%. This increase was primarily due to the additional debt incurred by the Company to finance leasehold improvements and equipment for the new restaurants in Valencia, Burbank, West Covina and Huntington Beach, California. Commencing in February 2000, various amounts were borrowed under the Company's then primary credit facility. The maximum amount of $4,000,000 provided by that facility was reached during October 2000. Interest on increased borrowings was partially offset by more favorable terms on a new credit facility that replaced the original construction financing. Monthly repayments as required by the refinancing agreement commenced in March 2001.

    Other Income.  Other income, net of other expense, increased to $298,000 in the six months ended June 30, 2001, an increase of $300,000 from the comparable period in 2000. The increase was primarily due to the Company's recognition of a $256,000 gain on the sale of its partnership interest in the BJ's Lahaina, Maui, Hawaii restaurant. During the three-month period, the Company also received payments totaling $42,000 from BJ's Lahaina, now operating under a licensing agreement. The payments were a distribution of the accumulation of the Company's interest in the sales revenue of this restaurant, which had been withheld pending the finalization of the agreement for the restaurant's sale to a local owner/operator.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash position improved by $2,285,000 during the six months ended June 30, 2001. The April 2001 private sale of 800,000 shares of common stock to Jacmar at $2.50 per share raised capital of approximately $1,922,000 net of costs. The Company may raise up to an additional $8,000,000 in connection with the private placement of up to 3,200,000 shares of common stock to Jacmar at $2.50 per share, pursuant to an agreement which received a favorable fairness opinion and was approved by a vote of the shareholders. The exact amount of shares to be purchased by Jacmar and the date of purchase are to be determined by Jacmar. The Company's obligation to sell the shares expires on August 15, 2001.

    A new BJ's Restaurant & Brewhouse in Irvine, California is close to completion, and the Company is in the early stages of development of a second new restaurant in Arizona. A $4,000,000 revolving construction loan is available to the Company for these and other locations. Presently, no amounts are outstanding under this facility. Management believes that the Company's current resources, planned financing and operational cashflow is sufficient to sustain its operations and expansion plans for at least the next year.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On April 30, 2001, the Company completed a sale of 800,000 shares of common stock to Jacmar at $2.50 per share. Proceeds net of costs of approximately $1,922,000 were received from this private placement. The proceeds will be used for restaurant and brewery development.

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
  (b)
  Reports on Form 8-K

        The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO PIZZA & BREWERY, INC. (Registrant)
August 10, 2001	By:	/s/ PAUL A. MOTENKO Paul A. Motenko Chairman of the Board of Directors, Co-Chief Executive Officer, Vice President and Secretary
	By:	/s/ JEREMIAH J. HENNESSY Jeremiah J. Hennessy Director, Co-Chief Executive Officer and Chief Operating Officer
	By:	/s/ WILLIAM JUNGINGER William Junginger Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES