Form 10-Q
period 2001-09-30
CHICAGO PIZZA & BREWERY INC
filed 2001-11-14
CIK 1013488

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of November 2, 2001, there were 11,766,855 shares of Common Stock of the Registrant outstanding and 7,964,384 Redeemable Warrants of the Registrant outstanding.

CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL INFORMATION

CHICAGO PIZZA & BREWERY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$9,804,838	$1,405,379
Accounts receivable	168,095	181,325
Inventory	561,594	570,147
Prepaids and other current assets	445,049	305,685

Total current assets	10,979,576	2,462,536
Property and equipment, net	21,834,195	19,534,640
Deferred income taxes	413,170	1,773,545
Intangible assets, net	5,643,560	5,759,972
Other assets	425,864	461,675

Total assets	$39,296,365	$29,992,368

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$2,631,900	$3,147,436
Accrued expenses	2,773,403	3,471,946
Current portion of notes payable to related parties	399,008	378,068
Current portion of long-term debt	808,883	838,756
Current portion of obligations under capital lease	987	22,592

Total current liabilities	6,614,181	7,858,798
Long-term debt	2,747,594	3,828,629
Notes payable to related parties	689,059	990,933
Reserve for store closures	467,062	876,830
Other liabilities	1,248,123	1,130,420

Total liabilities	11,766,019	14,685,610

Commitments and contingencies
Minority interest in partnership	—	263,343
Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000,000 shares authorized; 11,766,855 and 7,658,321 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively.	25,734,381	16,076,132
Capital surplus	1,331,048	975,280
Retained earnings (deficit)	603,437	(2,007,997)
Accumulated other comprehensive loss	(138,520)	—

Total shareholders' equity	27,530,346	15,043,415

Total liabilities and shareholders' equity	$39,296,365	$29,992,368

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	$16,618,094	$14,790,790	$47,961,177	$37,316,233
Cost of sales	4,504,206	4,119,982	12,970,443	10,323,834

Gross profit	12,113,888	10,670,808	34,990,734	26,992,399
Costs and expenses:
Labor and benefits	5,859,916	5,218,741	17,091,384	13,318,345
Occupancy	1,216,872	1,122,171	3,605,372	2,949,304
Operating expenses	1,718,014	1,517,669	5,013,000	3,911,542
Preopening costs	373,319	317,857	449,869	775,964
Restaurant closure expense	—	—	—	114,300
General and administrative	1,363,872	927,831	3,586,845	2,865,304
Depreciation and amortization	475,125	520,256	1,483,862	1,408,281

Total cost and expenses	11,007,118	9,624,525	31,230,332	25,343,040
Less: Gain on sale of restaurants	343,582	—	397,507	—

Net operating costs and expenses	10,663,536	9,624,525	30,832,825	25,343,040

Income from operations	1,450,352	1,046,283	4,157,909	1,649,359
Other income (expense):
Interest expense	(92,482)	(152,783)	(355,180)	(329,779)
Interest income	37,478	197	50,071	3,724
Other income (expense), net	(24,969)	47	218,816	(1,796)

Total other income (expense)	(79,973)	(152,539)	(86,293)	(327,851)

Income before minority interest and income taxes	1,370,379	893,744	4,071,616	1,321,508
Minority interest in partnership	—	(47,386)	8,431	(54,809)

Income before income taxes	1,370,379	846,358	4,080,047	1,266,699
Income tax expense	(507,041)	(62,291)	(1,468,613)	(91,803)

Net income	$863,338	$784,067	$2,611,434	$1,174,896

Net income per share:
Basic net income per share	$0.08	$0.10	$0.30	$0.15

Diluted net income per share	$0.07	$0.10	$0.27	$0.15

Weighted average number of shares outstanding:
Basic	10,378,204	7,658,321	8,756,588	7,658,321

Dilutive	11,910,755	7,869,303	9,672,836	7,683,778

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Loss
			Capital Surplus	Retained Earnings (Deficit)
	Shares	Amount				Total
Balance, December 31, 1999	7,658,321	$16,076,132	$975,280	($3,952,251)	—	$13,099,161
Net income				1,944,254	—	1,944,254
Balance, December 31, 2000	7,658,321	16,076,132	975,280	(2,007,997)	—	15,043,415
Private placement of common stock, net	4,000,000	9,599,054				9,599,054
Exercise of stock options, net	108,334	58,217	87,768			145,985
Exercise of common stock Warrants	200	978				978
Valuation of non-employee stock stock option grant			268,000			268,000
Mark-to-market for interest rate hedge					(138,520)	(138,520)
Net income				2,611,434		2,611,434

Balance, September 31, 2001	11,766,855	$25,734,381	$1,331,048	$603,437	($138,520)	$27,530,346

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2001	2000
Cash flows provided by (used in) operating activities:
Net income	$2,611,434	$1,174,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,483,862	1,408,281
Gain on sale of partnership interest	(142,744)	—
Minority interest in partnership	254,911	54,809
Loss on disposal of assets	—	75,299
Changes in assets and liabilities:
Accounts receivable	13,230	(74,749)
Inventory	8,553	(100,806)
Prepaids and other current assets	(139,364)	55,248
Deferred income taxes	1,360,375
Other assets	37,477	(51,831)
Accounts payable	(515,536)	2,572,323
Reserve for store closures	(740,511)
Accrued expenses	(367,800)	659,524
Other liabilities	118,048	9,752

Net cash provided by operating activities	3,981,935	5,782,746

Cash flows provided by (used in) investing activities:
Purchases of equipment	(4,268,046)	(8,673,358)
Proceeds from sale of partnership interest	114,000	—
Proceeds from sale of restaurant equipment	77,906	27,000

Net cash used in investing activities	(4,076,140)	(8,646,358)
Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock	9,867,054	—
Proceeds from exercise of stock options and warrants	59,196
Loan proceeds	9,052	4,000,000
Landlord contribution for tenant improvements	—	396,514
Payments on related party debt	(280,934)	(259,993)
Payments on debt	(1,119,960)	(227,849)
Capital lease payments	(21,952)	(113,268)
Distribution to minority interest partners	(18,792)	(22,528)

Net cash provided by financing activities	8,493,664	3,772,876

Net increase in cash and cash equivalents	8,399,459	909,264
Cash and cash equivalents, beginning of period	1,405,379	188,811

Cash and cash equivalents, end of period	$9,804,838	$1,098,075

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Chicago Pizza & Brewery, Inc. and its subsidiaries (the "Company") for the three and nine months ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

COMPUTATION OF EARNINGS PER SHARE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Net income	$863,338	$784,067	$2,611,434	$1,174,896

Weighted-average shares outstanding	10,378,204	7,658,321	8,756,588	7,658,321
Effect of dilutive securities:
Dilutive potential of options	1,532,551	210,982	916,248	25,457

Weighted-average shares and share equivalents outstanding	11,910,755	7,869,303	9,672,836	7,683,778

Basic net income per share	$0.08	$0.10	$0.30	$0.15

Diluted net income per share	$0.07	$0.10	$0.27	$0.15

    Diluted income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants. For the three-month and nine-month periods ended September 30, 2001, nonqualified stock options totaling 20,000 and 245,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

RELATED PARTY

    On January 18, 2001, BJ Chicago, LLC, an affiliate of the Jacmar Companies and their affiliates (collectively referred to herein as "Jacmar") closed a transaction to purchase approximately 2.2 million shares from ASSI, Inc. (a shareholder of the Company). Jacmar, prior to this transaction, owned approximately 15.5% of the Company's outstanding common stock. In addition, Jacmar also closed a transaction on March 13, 2001 to purchase approximately 661,000 shares from two of the Company's officers. These stock purchases resulted in an increase in the percentage ownership of Jacmar and their affiliates to approximately 53.0% of the outstanding stock of the Company. As a result of these acquisitions, Jacmar has become a controlling corporation (i.e., parent company) of Chicago Pizza & Brewery, Inc., and any significant capital transactions are treated for accounting purposes in accordance with parent/subsidiary relationships. The Company granted registration rights to Jacmar on the shares purchased from ASSI, Inc. and Jacmar assisted the Company in obtaining additional financing for new restaurant projects.

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

    The Company also entered into an agreement on February 22, 2001 to sell an aggregate of 800,000 shares of common stock to Jacmar at $2.50 per share. This transaction closed on April 30, 2001. Upon closing, Jacmar owned 57.4% of the Company's outstanding stock. In addition, the Company agreed to sell to Jacmar up to an additional 3.2 million shares at $2.50 on or before August 15, 2001. This transaction closed on August 14, 2001. Upon closing, Jacmar now owns 68.5% of the Company's outstanding stock. The Company received a favorable fairness opinion regarding this private placement, and the sale of these shares was approved by a vote of the shareholders at the Company's annual shareholders' meeting held on July 18, 2001. The Company agreed to grant registration rights on the shares purchased by Jacmar under this agreement.

    The sale of the 800,000 shares to Jacmar enabled the Company to obtain an $8 million bank loan facility, including a $4 million term loan to replace its existing debt and an additional $4 million line of credit to fund expansion on an as-needed basis.

    The Company has approximately 8 million warrants outstanding, which, before the sales of shares to Jacmar in April and August 2001, had an exercise price of $5.50 per share. The private placements of 4,000,000 shares of common stock to Jacmar triggered the anti-dilution provision of the warrant agreement, resulting in an adjustment of the exercise price of the warrants to $4.89 per share.

    Jacmar, through its specialty wholesale food distributorship, is the Company's largest vendor. Jacmar supplied the Company with approximately $6,599,000 and $4,647,000 of food and beverage products for the nine months ended September 30, 2001 and 2000, respectively. As of those respective dates, the Company had payables to Jacmar of approximately $755,000 and 1,331,000. During the quarter and nine months ended September 30, 2001 the Company also paid Jacmar $15,000 and $30,000, respectively, for various services.

RECENTLY ISSUED ACCOUNTING STANDARDS

    On July 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from the changes in value of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

    The Company's results of operations and cash flows may be impacted by interest rate fluctuations. The Company seeks to mitigate its exposure to capital markets risk by assessing its interest rate exposure for the term of its debt instruments and partially or fully hedging such exposure using interest rate swap contracts. The Company does not trade in financial instruments for speculative purposes.

    At the inception of the swap contracts, the Company designates its interest rate swaps as either cash flow or fair value hedges and documents the relationship of the hedge to the underlying forecasted transaction, for cash flow hedges, or the recorded debt instrument for fair value hedges. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting treatment. Changes in fair value associated with hedge ineffectiveness, if any, will be recorded in the Company's results of operations currently.

    In July 2001, the Financial Accounting Standards Board (FASB or the "Board") issued SFAS No.141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements will change the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. This standard will be effective for the Company's fiscal year 2002. For the nine months ended September 30, 2001, the Company amortized approximately $115,000 of goodwill. The Company is evaluating the requirements of these standards; however, it does not expect that these standards will have a significant impact on the Company's consolidated financial statements.

    At the end of June 2001, the FASB issued FASB Statement No. 143, Accounting for Asset Retirement Obligations. FAS 143 is being issued to address diversity in practice for recognizing asset retirement obligations: some entities recognize asset-retirement obligations (AROs) gradually as additional depreciation; others recognize a liability over the related asset's life, sometimes discounted, sometimes not; and still others recognize the obligations only when the asset is retired.

    FAS 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. FAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002.

    At the end of the second quarter 2001, the FASB issued FASB Statement No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, providing guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and its implementation is not expected to have a material effect on the results of the Company's operations.

RESTAURANT CLOSURES

    During 2000 the Company closed three Northwest restaurants and identified four additional restaurants in Oregon that it intended to either sell, if possible, or close during 2001. These stores were historically not profitable and were not considered essential to the Company's future plans. A reserve of $1,403,000 was established to cover probable costs associated with closing these restaurants. In acccordance with this plan, the Company closed and sold the BJ's Burnside, BJ's Gresham and Pietro's McMinnville locations in April, June and August 2001, respectively. The Company recognized a non-cash gain on the sale of the Burnside and Gresham locations, due to the adjustment of the store closure reserve. The Company assigned the McMinnville lease and remains liable for the lease if the sub-tenant defaults. An amount adequate to cover the net costs of closing this restaurant was provided for in the reserve for store closures established during 2000.

LICENSED RESTAURANT

    In April, 2001, an existing partner in BJ's Chicago Pizzeria, Lahaina, Hawaii purchased the other partnership interests, including those of the Company, in this restaurant. The restructured entity will continue to operate under the name of BJ's Chicago Pizzeria pursuant to a license agreement with the Company. The Company received approximately $114,000 for its general and limited partnership interests, as well as a continuing interest in distributions based on gross receipts from operations. During 2001, the Company recognized a gain on the sale of the partnership interest of approximately $143,000.

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

RESULTS OF OPERATIONS

  Three-Month Period Ended September 30, 2001 Compared to Three-Month Period Ended September 30, 2000.

    Revenues.  Total revenues for the three months ended September 30, 2001 increased to $16,618,000 from $14,791,000 for the comparable period in 2000, an increase of $1,827,000 or 12.4%. The increase is primarily the result of:

    The opening of BJ's Restaurant & Brewhouses in Huntington Beach, California and Irvine, California in October 2000 and August 2001, respectively, and the opening of a BJ's Restaurant & Brewery in West Covina, California in August 2000. The three new locations provided additional revenues of $2,678,000 during the third quarter of 2001 when compared with the third quarter of 2000.

    An increase in restaurant same store BJ's sales for the comparable periods of $327,000, or 3.5%. This figure reflects a change in the Company's approach in determining comparable store sales. Previously, the Company had reported same store sales based upon all restaurants open for the entire comparable period of both years. To more accurately reflect revenue trends on an ongoing basis, and in line with industry practice, the Company felt it appropriate to exclude the impact of initial operating periods on the same store sales comparison. Accordingly, the comparison of same store sales includes only those restaurants open for at least 18 months. During the third quarter, the implication of this change was to eliminate the Valencia, California and Burbank, California restaurants, which opened during March and June 2000, respectively, from the comparable sales analysis.

    The increase in revenues resulting from the above factors was partially offset by:

    Decreases in sales for the third quarter of 2001 for the BJ's Restaurant & Brewhouses in Valencia, California and Burbank, California, respectively. These restaurants, opened in late March 2000 and June 2000, respectively, experienced exceptionally high post-opening levels of sales during the third quarter of 2000. Sales at the Valencia BJ's during the three months ended September 30, 2001 totaled $1,265,000, compared to $1,330,000 for the comparable period of 2000. Sales at the Burbank BJ's during the three months ended September 30, 2001 totaled $1,125,000, compared to $1,285,000 for the comparable period of 2000.

    The closing of three restaurants in Oregon since September 30, 2000 and the sale of the Company's partnership interest in the BJ's restaurant in Lahaina, Maui, Hawaii in April 2001. These four restaurants totaled $890,000 in sales during the third quarter of 2000. (See "Restaurant Closures" and "Licensed Restaurant")

    Cost of Sales.  Cost of food, beverages and paper (cost of sales) for the restaurants increased to $4,504,000, for the three months ended September 30, 2001, from $4,120,000 for the comparable period of 2000, an increase of $384,000 or 9.3%. The restaurants opened in West Covina and Huntington Beach, California in August and October 2000, respectively, and Irvine, California in August 2001 incurred additional food costs of $741,000 during the third quarter of 2001 when compared with the third quarter of 2000. As a percentage of sales, cost of sales decreased to 27.1% from 27.9% for the comparable quarter of the prior year. Management feels this improvement in food cost of sales was due to continued emphasis on efficient kitchen operations.

    Labor.  Labor costs for the Company increased to $5,860,000 in the three months ended September 30, 2001 from $5,219,000 for the comparable period in 2000, an increase of $641,000 or 12.3%. The restaurants opened in West Covina, Huntington Beach and Irvine incurred additional labor costs of $939,000 during the third quarter of 2001 when compared with the third quarter of 2000. As a percentage of revenues, labor costs remained unchanged at 35.3% for the comparable periods, despite an increase in the California minimum wage effective January 2001 and an increase in the workers compensation rate, which became effective in November 2000.

    Occupancy.  Occupancy costs increased to $1,217,000 during the three months ended September 30, 2001 from $1,122,000 during the comparable period in 2000, an increase of $95,000, or 8.5%. The increase reflects the three additional BJ's concept restaurants, which were open for all or part of the third quarter of 2001. As a percentage of revenues, occupancy costs decreased to 7.3% in the 2001 period from 7.6% of the comparable 2000 period. The primary reasons for the decrease in occupancy costs relative to revenues was the addition of high volume restaurants resulting in a greater proportion of rent expense to be based on percentage rent computations.

    Operating Expenses.  Operating expenses increased to $1,718,000 during the three months ended September 30, 2001 from $1,518,000 during the comparable period in 2000, an increase of $200,000 or 13.2%. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities. The BJ's Restaurant & Brewery opened in August 2000 and two BJ's Restaurant & Brewhouses opened in October 2000 and August 2001, respectively, contributed additional operating expenses of $249,000 during the third quarter of 2001. As a percentage of revenues, total operating expenses remained unchanged at 10.3% for the comparable periods despite increases in energy rates charged by California utilities.

    General and Administrative Expenses.  General and administrative expenses increased to $1,364,000 during the three months ended September 30, 2001 from $928,000 during the comparable period in 2000, an increase of $436,000, or 47.0%. As a percentage of revenues, general and administrative expenses increased to 8.2% from 6.3% for the comparable period of 2000. The Company appears likely to attain certain annual levels of operational and pre-tax income, and several existing management contracts provide for annual bonuses based on achieving specific financial objectives. Consequently, an additional expense of approximately $161,000 was accrued during the third quarter to adequately provide for these bonuses based on the level of 2001 earnings the Company may achieve. The Company also incurred costs in the location and evaluation of potential new restaurant sites and the addition of management and other personnel necessary for the design, development, staffing and training required by the Company's growth strategy.

    Preopening Costs.  The Company incurred $373,000 of preopening costs during the third quarter of 2001 in conjunction with the opening of the Irvine, California BJ's Restaurant & Brewhouse in August 2001, and the Chandler, Arizona Restaurant & Brewery in October 2001. During the comparable period of 2000, preopening costs of $318,000 were incurred for the openings in August and October 2000 of the and restaurant and brewery in West Covina, California and the restaurant and brewhouse in Burbank, California, respectively. Preopening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process. The Company expects expenditures related to the opening of restaurants to continue during 2001 as additional restaurants are developed.

    Depreciation and Amortization.  Depreciation and amortization decreased to $475,000 during the three-month period ended September 30, 2001 from $520,000 for the comparable period of 2000, a decrease of $45,000. The decrease was due to the closure of Pietro's restaurants in Salem and McMinnville, Oregon in December 2000 and early August 2001, respectively, the sale of BJ's restaurants in Portland (Burnside), Oregon and Gresham, Oregon in April and June 2001, respectively, and the sale of the Lahaina, Maui, Hawaii partnership interest in April 2001 and offset by the depreciation expense related to new store openings.

    Gain on Sale of Restaurants.  This amount was primarily attributable to the sale of the Gresham, Oregon BJ's restaurant on terms better than anticipated when estimating the store closure reserve during 2000. The Company recognized a $329,000 non-cash gain on the sale of Gresham and the adjustment of the reserve estimate to reflect the actual terms and timing of the sale.

    Interest Expense.  Interest expense decreased to $92,000 during the quarter ended September 30, 2001 from $153,000 during the comparable period in 2000, a decrease of $61,000, or 39.9%. This decrease was primarily due to more favorable terms on replacement bank financing completed in February 2001 and significant decreases in market interest rates. Also contributing was the prepayment in May 2001 of fixed high interest rate debt.

  Nine-Month Period Ended September 30, 2001 Compared to Nine-Month Period Ended September 30, 2000.

    Revenues.  Total revenues for the nine months ended September 30, 2001 increased to $47,961,000 from $37,316,000 for the comparable period in 2000, an increase of $10,645,000 or 28.5%. The increase is primarily the result of:

    The opening of BJ's Restaurant & Brewhouses in Valencia, Burbank and Huntington Beach, California in March, June and October 2000, respectively, and the opening of a BJ's Restaurant & Brewery in West Covina, California in August 2000. These four new restaurants provided additional revenues of $10,412,000 during the first three quarters of 2001 when compared with the comparable period of 2000.

    An increase in same store BJ's sales for the comparable periods of $1,310,000, or 4.9%. Previously, the Company had reported same store sales based upon all restaurants open for the entire comparable period of both years. To more accurately reflect revenue trends on an ongoing basis, and in line with industry practice, the Company felt it appropriate to exclude the impact of initial operating periods on the same store sales comparison. Accordingly, the comparison of same store sales includes only those restaurants open for at least 18 months. This new method did not exclude any stores from the comparison for the nine-month period that would have been included under the previous method.

    The opening of the BJ's Restaurant & Brewhouse in Irvine, California in August 2001, which contributed $712,000 in sales for the portion of the quarter during which it was operating.

    The increase in revenues resulting from the above factors was partially offset by the closings of three Northwest restaurants in 2000 and three Northwest restaurants in 2001, and the sale of the Company's partnership interest in the BJ's restaurant in Hawaii in April 2001. (See "Restaurant Closures" and "Licensed Restaurant")

    Cost of Sales.  Cost of food, beverages and paper (cost of sales), for the restaurants increased to $12,970,000 for the nine months ended September 30, 2001 from $10,324,000 for the comparable period of 2000, an increase of $2,646,000 or 25.6%. As a percentage of sales, cost of sales decreased to 27.0% for the nine-month period from 27.7% for the comparable prior-year period. The Company's same-store BJ's cost of sales, as a percentage of sales, decreased to 27.4% from 27.9% during the nine months ended September 30, 2001 compared to the comparable period of 2000. The overall improvement in cost of sales percentage was primarily due to the increase in revenues discussed above, and improved food and beverage cost control in the restaurants in La Mesa, Valencia and Burbank, California, opened in November 1999, March 2000 and June 2000, respectively. As a percentage of their revenues, these new stores collectively incurred cost of sales of 28.4% for the first nine months of 2001, down from 29.2% for the comparable period of 2000. A reduction in food costs as a percentage of sales is in line with the Company's experience as operations at newly developed restaurants are refined and the restaurants mature.

    Labor.  Labor costs for the Company increased to $17,091,000 in the nine months ended September 30, 2001 from $13,318,000 for the comparable period in 2000, an increase of $3,773,000 or 28.3%. As a percentage of revenues, labor costs decreased slightly to 35.6% from 35.7% for the comparable 2000 period, despite increases in the California minimum wage in January 2001 and workers compensation rates in November 2000. The effect of the minimum wage increases was partially offset by the closures of five Northwest restaurants since June 2000, which historically experienced a high ratio of labor costs to sales.

    Occupancy.  Occupancy costs increased to $3,605,000 during the nine months ended September 30, 2001 from $2,949,000 during the comparable period in 2000, an increase of $656,000, or 22.2%. The increase reflects the four additional BJ's concept restaurants, which were open the entire first three quarters of 2001. As a percentage of revenues, occupancy costs decreased to 7.5% in the 2001 period from 7.9% of the comparable 2000 period. The primary reasons for the decrease in occupancy costs relative to revenues was the addition of high volume restaurants and the increase in same-store sales, which combine to cause a greater proportion of rent expense to be based on percentage rent computations.

    Operating Expenses.  Operating expenses increased to $5,013,000 during the nine months ended September 30, 2001 from $3,912,000 during the comparable period in 2000, an increase of $1,101,000 or 28.1%. The increase reflects the four additional BJ's concept restaurants which were open the entire first three quarters of 2001. As a percentage of revenues, operating expenses remained unchanged at 10.5% for the 2001 period when compared to the comparable period of 2000.

    General and Administrative Expenses.  General and administrative expenses increased to $3,587,000 during the nine months ended September 30, 2001 from $2,865,000 during the comparable period in 2000, an increase of $722,000, or 25.2%. As a percentage of revenues, however, general and administrative expenses decreased to 7.5% from 7.7% for the comparable period of 2000. During 2000 and continuing in 2001, the Company put management, systems and other resources in place to support the Company's growth strategy.

    Preopening Costs.  The Company incurred approximately $450,000 of preopening costs during the nine-month period ended September 30, 2001 related primarily to the opening of the new Irvine, California restaurant and Chandler, Arizona restaurant & brewery. During the comparable period of 2000, costs of $776,000 were incurred due to the openings in April, June, August and October of its restaurants in Valencia, Burbank, West Covina and Huntington Beach, California, respectively. Preopening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process. The Company expects expenditures related to the opening of restaurants to continue during 2001 as additional restaurant locations are developed.

    Depreciation and Amortization.  Depreciation and amortization increased to $1,484,000 during the nine-month period ended September 30, 2001 from $1,408,000 for the comparable period of 2000, an increase of $76,000 or 5.4%. The increase was due primarily to the acquisition of restaurant equipment, furniture and improvements and brewery equipment totaling $8,934,000 during 2000 for the three restaurant and brewhouses and one restaurant and brewery opened during that year. The new stores accounted for a $103,000 increase in depreciation and amortization, which was partially offset by the closure of five Northwest stores since June 2000 and the sale of the Lahaina, Maui, Hawaii partnership interest.

    Gain on Sale of Restaurants.  This amount was primarily attributable to the sale of the Gresham, Oregon BJ's restaurant on terms better than anticipated when estimating the store closure reserve during 2000. The Company recognized approximately a $398,000 non-cash gain on the sales of Gresham and Burnside and the adjustment of the reserve estimate to reflect the actual terms and timing of the sales.

    Interest Expense.  Interest expense increased to $355,000 during the nine months ended September 30, 2001 from $330,000 during the comparable period in 2000, an increase of $25,000, or 7.6%. This increase was primarily due to the additional debt incurred by the Company to finance leasehold improvements and equipment for the new restaurants in Valencia, Burbank, West Covina and Huntington Beach, California. Commencing in February 2000, various amounts were borrowed under the Company's then primary credit facility. The maximum amount of $4,000,000 provided by that facility was reached in October 2000. Interest on increased borrowings was partially offset by more favorable terms on a new credit facility that replaced the original construction financing and the prepayment in May 2001 of fixed high interest rate debt. Monthly repayments, as required by the refinancing agreement commenced in March 2001.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash position improved by $8,399,000 during the nine months ended September 30, 2001. The sales in April and August of 800,000 and 3,200,00 shares of common stock, respectively, to Jacmar generated net proceeds of approximately $9,922,000.

    The Company opened a new BJ's Restaurant & Brewhouse in Irvine, California and a new BJ's Restaurant & Brewery in Chandler, Arizona on August 15, 2001 and October 19, 2001, respectively. A $4,000,000 revolving construction loan is available to the Company for the development of future locations. Presently, no amounts are outstanding under this facility. Management believes that the Company's current resources, available financing and operational cashflow is sufficient to sustain its operations and expansion plans for at least the next year.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 14, 2001, the Company completed a private placement sale of 3,200,000 shares of common stock to Jacmar at $2.50 per share and received proceeds of $8,000,000. The transaction received a favorable fairness opinion from an investment banking advisor, engaged by a committee of independent directors, and the sale of these shares was approved by a vote of the shareholder at the Company's annual shareholders' meeting held on July 18, 2001. The proceeds will be used for restaurant and brewery development.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On July 18, 2001, the Company held its Annual Meeting of Shareholders. Shareholders voted upon the election of directors, the approval of the sale of up to 3.2 million shares to Jacmar and the ratification of PricewaterhouseCoopers LLP, as the Company's independent public accountants for the fiscal year ending December 31, 2001. Paul A. Motenko, Jeremiah J. Hennessy, Barry J. Grumman,

Stanley B. Schneider, James A. Dal Pozzo, Shann M. Brassfield and Steve Leonard, all of whom were directors prior to the Annual Meeting and were nominated by management for re-election, were re-elected at the meeting. The following votes were cast for each of the nominees:

Name	For	Authority Withheld
Paul A. Motenko	8,073,876	50,745
Jeremiah J. Hennessy	8,073,876	50,745
Barry J. Grumman	8,072,726	51,895
Stanley B. Schneider	8,073,876	50,745
James A. Dal Pozzo	8,073,976	50,645
Shann M. Brassfield	8,073,876	50,745
Steve Leonard	8,073,976	50,645

    The shareholders also approved the sale of up to 3.2 million shares of common stock to Jacmar at $2.50 per share. The following votes were cast on the proposal to approve the sale: 5,818,086 For; 271,316 Against; 2,800 Abstain; 2,032,419 Broker non-vote.

    The shareholders also approved the grant of options to each of Paul A. Motenko and Jeremiah J. Hennessy. The following votes were cast on the option grants: 8,016,721 For; 271,316 Against; 104,000 Abstain.

    The shareholders also approved the ratification of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001. The following votes were case on the ratification: 8,117,721 For; 5,100 Against; 1,800 Abstain.

    Shareholders who wish to submit proposals to be included in the Company's proxy materials for the 2002 annual meeting may do so in accordance with Securities and Exchange Commission Rule 14a-8. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company's management proxies may exercise their discretionary voting authority, without any discussion of the proposal in the Company's proxy materials, for any proposal which is received by the Company after February 25, 2002.

Item 5. OTHER INFORMATION

    None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
3.1
Amended and Restated Articles of Incorporation of the Company, as amended incorporated by reference to the Company's Registration Statement on Form SB-2, effective October 8, 1996 (SEC File No. 333-5182-LA), referred to herein as the "Registration Statement".
	3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 of Form 10-Q dated March 31, 1999.
	4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement).
	4.2	Warrant Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement).
	4.3	Specimen Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Registration Statement).
	4.4	Form of Representative's Warrant (incorporated by reference to Exhibit 4.4. of the Registration Statement).
	10.1	Real Estate Lease, dated August 6, 2001, between Chicago Pizza & Brewery, Inc. and TWC-Chandler, L.L.C., an Arizona limited liability company, for a BJ's Restaurant & Brewery.
(b)	Reports on Form 8-K

      The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO PIZZA & BREWERY, INC. (Registrant)
November 12, 2001	By:	/s/ PAUL A. MOTENKO Paul A. Motenko Chairman of the Board of Directors, Co-Chief Executive Officer, Vice President and Secretary
	By:	/s/ JEREMIAH J. HENNESSY Jeremiah J. Hennessy Director, Co-Chief Executive Officer and Chief Operating Officer
	By:	/s/ WILLIAM JUNGINGER William Junginger Chief Financial Officer

QuickLinks

FORM 10-Q
CHICAGO PIZZA & BREWERY, INC. AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
CHICAGO PIZZA & BREWERY, INC. CONSOLIDATED BALANCE SHEETS
CHICAGO PIZZA & BREWERY, INC. UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
CHICAGO PIZZA & BREWERY, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CHICAGO PIZZA & BREWERY, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHICAGO PIZZA & BREWERY, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION