Form 10-K405
period 2001-12-31
CHICAGO PIZZA & BREWERY INC
filed 2002-03-26
CIK 1013488

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number 0-21423

CHICAGO PIZZA & BREWERY, INC.
(Exact name of registrant as specified in its charter)

California	33-0485615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒        NO    ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        The aggregate market value of the common stock of the Registrant ("Common Stock") held by non-affiliates as of December 31, 2001 based on the market price at March 6, 2002 was $15,340,498. As of March 6, 2002, there were 11,771,105 shares of Common Stock of the Registrant outstanding and 7,960,134 Redeemable Warrants of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant's Proxy Statement for the Annual Meeting of Shareholders.

CHICAGO PIZZA & BREWERY, INC.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

        Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") owns and operates 26 restaurants located in Southern California, Oregon, Colorado and Arizona and receives fees from one licensed restaurant in Lahaina, Maui. Each of these restaurants is operated either as a BJ's Restaurant & Brewery, a BJ's Pizza & Grill, a BJ's Restaurant & Brewhouse or a Pietro's Pizza restaurant. The menu at the BJ's restaurants feature BJ's award-winning, signature deep-dish pizza, BJ's own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The seven BJ's Restaurant & Brewery restaurants feature in-house brewing facilities where BJ's hand-crafted beers are produced. The four Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

        The Company was incorporated in California on October 1, 1991 originally to assume the operation of the then existing five BJ's restaurants. In January 1995, the Company purchased the BJ's restaurants and concept from its founders. Since that time, the Company has completed the (i) expansion of the BJ's menu to include high-quality sandwiches, pastas, entrees, specialty salads and desserts; (ii) enhancement of the BJ's concept through a comprehensive new logo and identity program, new uniforms, a new interior design concept and redesigned signage; (iii) addition of BJ's microbreweries to the concept to produce BJ's own hand-crafted beers; and (iv) purchase of the Pietro's Pizza chain in the Northwest in March 1996, accounting for eight currently operating restaurants in Oregon.

        The enhancement of the BJ's concept and the menu expansion have contributed to same store sales increases at the BJ's restaurants open the entire comparable periods of 4.0%, 9.8%, and 6.5% for the years 2001, 2000, and 1999 respectively. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been opened for eighteen months.

        The opening of the Company's first microbrewery in Brea, California in August 1996 marked the beginning of the Company's production of award-winning, hand-crafted, specialty beers which are distributed to all of the Company's restaurants. The breweries have added an exciting dimension to the BJ's concept which further distinguishes BJ's from many other restaurant concepts.

        The acquisition of the Pietro's restaurants and the conversion of several of those restaurants to BJ's have given the Company a significant presence in the Oregon market. Due to the relative success of the Company's larger restaurants, management has determined that the Company's resources would be best utilized in the development of additional larger restaurants in prime locations. Consequently, there are currently no plans to convert additional Pietro's units to BJ's.

        The Company's current focus is on the development of the larger footprint BJ's restaurants in high profile locations with favorable demographics. During 2001, the Company opened a BJ's Restaurant and Brewhouse in Irvine, California and a BJ's Restaurant & Brewery in Chandler, Arizona in August and October, respectively. During 2000, the Company opened BJ's Restaurant & Brewhouses in Valencia, Burbank, and Huntington Beach, California in March, June and October, respectively, and a BJ's Restaurant & Brewery in West Covina, California in August. The Company anticipates opening a BJ's Restaurant & Brewery in Oxnard, California and BJ's Restaurant and Brewhouses in Cupertino and Thousand Oaks, California and Lewisville, Texas in 2002 and is in negotiations for additional sites in California, Arizona, Nevada, Colorado and Texas.

        The Company's fundamental business strategy is to grow through the additional development and expansion of the BJ's brand. The BJ's brand represents exceptional food and specialty beers at a great value, in a fun, casual environment.

        In addition to developing new BJ's restaurant and brewery operations, the Company plans to pursue acquisition opportunities, which may involve conversion to the BJ's concept.

        There can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not adversely impact the Company's ability to meet its operational objectives or require additional financing, or that such financing will be available.

RESTAURANT CONCEPT AND MENU

        The Company believes it is positioned for competitive advantage by offering customers moderate prices, and excellent food from a broad menu which features award-winning pizza, bountiful salads, soups, pastas, sandwiches, entrees and desserts.

        Management's objective in developing BJ's expanded menu was to ensure that all items on the menu maintained and enhanced BJ's reputation for quality. BJ's offers large portions of high quality food, creating a real value proposition. Because of the relatively low food cost associated with pizza, which represents a significant portion of sales, the restaurants are able to maintain favorable gross profit margins while providing a superior value to the customer.

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

        BJ's restaurants provide a variety of beers for every taste, offering a constantly evolving selection of domestic, imported and micro-brewed beers. BJ's own hand-crafted beers are the focus of the beer selection and feature six standard beers along with a rotating selection of seasonal specialties. While the BJ's beers are produced at the Company's central brewery locations, they are distributed to, and offered at all of the BJ's and Pietro's restaurants. Management believes that internally produced beer provides a variety of benefits, including:

  1.
  The quality and freshness of the BJ's brewed beers, which is under the constant supervision of the Company's Vice President of Brewing Operations, is superior to beer purchased from external sources.

  2.
  The production costs of internally brewed beer can be significantly less than purchased beer. The relatively low production costs and premium pricing often associated with micro-brewed beers has a positive impact on income from operations. The cost savings are maximized when the brewery is operating at or near capacity. This is the basis for the Company's "central brewery" structure.

RESTAURANT LOCATIONS AND EXPANSION PLANS

        The following table sets forth data regarding the Company's existing and future restaurant locations:

	Year Opened/ Acquired	Square Feet
CALIFORNIA
Balboa Island	1995	2,600
La Jolla Village	1995	3,000
Laguna Beach	1995	2,150
Belmont Shore	1995	2,910
Seal Beach	1994	2,369
Huntington Beach	1994	3,430
Westwood Village, Los Angeles	1996	2,450
Brea (Microbrewery)	1996	10,000
Arcadia	1999	7,371
Woodland Hills (Microbrewery)	1999	13,000
La Mesa	1999	7,200
Valencia	1999	7,000
West Covina (Microbrewery)	2000	12,000
Huntington Beach II	2000	8,031
Burbank	2000	11,000
Irvine	2001	7,826
Oxnard*(Microbrewery)	2002	10,200
Cupertino*	2002	8,300
Thousand Oaks*	2002	10,200
ARIZONA
Chandler (Microbrewery)	2001	8,800
COLORADO
Boulder (Microbrewery)	1997	5,500
TEXAS
Lewisville*	2002	8,300
HAWAII
Lahaina, Maui (licensed restaurant)	1994	3,430
OREGON
Hood River (Pietro's)	1996	7,000
Milwaukie (Pietro's)	1996	8,064
Salem (Pietro's)	1996	6,875
Jantzen Beach (Microbrewery)	1996	7,932
Eugene IV	1996	4,345
Portland (Stark)	1996	6,405
Portland (Lloyd Center) (Microbrewery)	1996	4,341
Portland (Lombard) (Pietro's)	1996	5,700

*
Expected to open in the last half of half of 2002.

        In addition to the above locations, the Company is evaluating potential locations in California, Arizona, Nevada, Colorado and Texas. The Company's ability to open additional restaurants will depend upon a number of factors, including, but not limited to, the availability of qualified restaurant management staff and other personnel, the cost and availability of suitable locations, regulatory limitations regarding common ownership of breweries and restaurants in certain states, cost effective and timely construction of restaurants (which can be delayed by a variety of controllable and non-controllable factors), securing of required governmental permits and approvals and the Company's ability to generate funds from existing operations or external financing. There can be no assurance that the Company will be able to open its planned restaurants in a timely or cost effective manner, if at all.

MARKETING

        To date, the majority of marketing has been accomplished through community-based promotions and customer referrals. Management's philosophy relating to the BJ's restaurants has been to "spend its marketing dollars on the plate," or use funds that would typically be allocated to marketing to provide a better product and value to its existing guests. Management believes this results in increased frequency of visits and greater customer referrals. BJ's expenditures on advertising and marketing were less than 1% of sales in 2001.

        BJ's is very much involved in the local community and charitable causes, providing food and resources for many worthwhile events. Management feels very strongly about its commitment to helping others, and this philosophy has benefited the Company in its relations with its surrounding communities. BJ's commitment to supporting worthwhile causes is exemplified by its "Cookies for Kids" program, which provides a donation to the Cystic Fibrosis Foundation for each Pizookie sold. The Pizookie, BJ's extremely popular dessert, is a cookie, freshly baked in a mini pizza pan, and topped with vanilla bean ice cream. Contributions under the "Cookies for Kids" program were $105,000 and $70,000 in 2001 and 2000, respectively.

        Pietro's marketing strategy relies primarily on the distribution of discount coupons. Expenditures for marketing relating to the Pietro's restaurants were 3% of sales (excluding discounts) in 2001.

OPERATIONS

        The Company's policy is to staff its restaurants with enthusiastic people, who can be an integral part of BJ's fun, casual atmosphere. Prior experience in the industry is only one of the qualities management looks for in its employees. Enthusiasm, motivation and the ability to interact well with the Company's clientele are the most important qualities for BJ's management and staff.

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

        The Company purchases its food products from several wholesale distributors. The majority of food and operating supplies for the California restaurants are purchased from Jacmar Foodservice Distribution, a related party. The Company has recently started purchasing a majority of food and operating supplies for the Northwest and Arizona restaurants from Alliant Food Services, a vendor which has supplied the Company's Boulder, Colorado store for several years. Product specifications are very strict and the Company insists on using fresh, high-quality ingredients.

COMPETITION

        The restaurant industry is highly competitive. A great number of restaurants and other food and beverage service operations compete both directly and indirectly with the Company in many areas, including food quality and service, the price-value relationship, beer quality and selection, and atmosphere, among other factors. Many competitors who use concepts similar to that of the Company are well established, and often have substantially greater resources.

        Because the restaurant industry can be significantly affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, weather and the type and number of competing restaurants, any changes in these factors could adversely affect the Company. In addition, factors such as inflation and increased food, liquor, labor and other employee compensation costs could adversely affect the Company. The Company believes, however, that its ability to offer high-quality food at moderate prices with superior service in a distinctive dining environment will be the key to overcoming these obstacles.

RELATED PARTY TRANSACTIONS

        As of December 31, 2000, Jacmar Companies and their affiliates (collectively referred to herein as "Jacmar") owned approximately 15.5% of the Company's outstanding common stock purchased in open market transactions. During fiscal 2001, Jacmar acquired an additional 6,868,000 shares of common stock increasing its ownership to 68.5%. Common stock acquired during the year was as follows:

Date Acquired	Shares Acquired		Accumulated Ownership
Through December 31, 2000	1,190,000		15.5%
January 18, 2001	2,207,000	(1)	28.9%
March 13, 2001	661,000	(2)	8.6%
April 30, 2001	800,000	(3)	3.7%
August 14, 2001	3,200,000	(3)	11.8%

	8,058,000		68.5%

(1)
On January 18, 2001, BJ Chicago, LLC, an affiliate of the Jacmar Companies, completed a transaction to purchase approximately 2,207,000 shares from ASSI, Inc. (a shareholder of the Company). The Company granted registration rights to Jacmar on the shares purchased from ASSI Inc. Concurrently, the Company issued to ASSI, Inc. an option to purchase 200,000 shares of common stock at an exercise price of $4.00 per share through December 31, 2005 in exchange for a release of any claims of ASSI, Inc., including any rights it might have had to purchase additional shares from the Company under an agreement that was pending immediately prior to the Jacmar transaction. The Company recorded the estimated fair value of the option upon grant of $268,000 as a direct cost of the stock offering.

(2)
On March 13, 2001, Jacmar completed a transaction to purchase approximately 661,000 shares of the Company's outstanding common stock from two of the Company's officers.

(3)
The Company entered into an agreement on February 22, 2001 to sell an aggregate of 800,000 shares of common stock to Jacmar at $2.50 per share, with an option, exercisable by Jacmar prior to August 15, 2001, for an additional 3,200,000 shares of common stock at $2.50 per share. The 800,000 share transaction closed on April 30, 2001. Jacmar then fully exercised its option to acquire 3,200,000 shares on August 14, 2001. The Company received a favorable fairness opinion regarding the private placement, and the sale was approved by a vote of the shareholders at the Company's annual shareholders' meeting held on July 18, 2001. The Company agreed to grant registration rights on the shares purchased by Jacmar under this agreement.

        The sale of the 800,000 shares to Jacmar enabled the Company to obtain an $8,000,000 bank loan facility, including a $4,000,000 term loan to replace its existing debt and an additional $4,000,000 line of credit to fund expansion on an as-needed basis.

        The Company has in aggregate approximately 8,143,000 redeemable and representative's warrants outstanding, which, before the sale of additional shares to Jacmar had an exercise price of $5.50 per share and $6.00 per share, respectively. The private placement of 4,000,000 shares of common stock to Jacmar in 2001 triggered the anti-dilution provision of the warrant agreement, resulting in an adjustment of the exercise price of the redeemable warrants to $4.89 per share and the representative warrants to $4.82 per share. Approximately 7,963,000 of the redeemable warrants expire on April 8, 2002 and the remaining 180,000 representative's warrants expire on October 8, 2002.

        Jacmar, through its specialty wholesale food distributorship, is the Company's largest supplier of food, beverage and paper products. Jacmar sells products to the Company at prices comparable to those offered by unrelated third parties. Jacmar supplied the Company with approximately $8,945,000, $6,647,000, and $4,200,000 of food, beverage and paper products for the years ended December 31, 2001, 2000, and 1999, respectively and had trade payables related to these products of approximately $781,000 and $1,562,000 at December 31, 2001 and 2000, respectively.

GOVERNMENT REGULATIONS

        The Company is subject to various federal, state and local laws, along with rules and regulations that affect its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, building, land use, health, safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties obtaining or maintaining the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or could adversely affect the operation of an existing restaurant. Management believes, however, that the Company is in compliance in all material respects with all relevant laws, rules, and regulations. Furthermore, the Company has never experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open a new restaurant or to continue the operation of its existing restaurants. Additionally, management is not aware of any environmental regulations that have had or that it believes will have a materially adverse effect upon the operations of the Company.

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

        Various federal and state labor laws, along with rules and regulations govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and working conditions. Significant additional governmental mandates such as an increased minimum wage, an increase in paid leaves of absence, extensions in health benefits or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact the Company's restaurants.

EMPLOYEES

        At December 31, 2001, the Company employed 2,532 employees at its 26 restaurants. The Company also employed 35 administrative and field supervisory personnel at its corporate offices. Historically, the Company has experienced relatively little turnover of restaurant management employees. The Company believes that it maintains favorable relations with its employees, and currently no unions or collective bargaining arrangements exist.

INSURANCE

        The Company maintains workers' compensation insurance and general liability insurance coverage which it believes will be adequate to protect the Company, its business, assets and operations. There is no assurance that any insurance coverage maintained by the Company will be adequate, that it can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect the Company or the Company's ability to economically obtain or maintain such insurance.

TRADEMARKS AND COPYRIGHTS

        The Company's registered trademarks and service marks include, among others, the word mark "BJ's Chicago Pizzeria", and our stylized logo, which includes the words "BJ's Pizza, Grill, Brewery". In addition, the Company has registered the word marks "BJ's," "Tatonka" and "Harvest Hefeweizen" for its proprietary beer and "Pizookie" for its proprietary dessert. The Company has also filed for word marks, for "BJ's Restaurant & Brewery," "BJ's Restaurant & Brewhouse" and "BJ's Pizza & Grill" and has registered all of its marks with the United States Patents and Trademark Office. Management believes that the trademarks, service marks and other proprietary rights have significant value and are important to the Company's brand-building effort and the marketing of its restaurant concepts, however, there are other restaurants using the name BJ's throughout the United States. The Company has in the past, and expects to continue to, vigorously protect its proprietary rights. Management cannot predict, however, whether steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for the Company to prevent others from copying elements of its concept and any litigation to enforce its rights will likely be costly.

ITEM 2.    PROPERTIES

        All of the Company's restaurants are on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent, subject to regional cost-of-living increases, and other leases include base rent with specified periodic increases. Additionally, many leases require contingent rent based on a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or, if renewed, that rents will not increase substantially, both of which would adversely affect the Company. Other leases are subject to renewal at fair market value, which could involve substantial increases. Total restaurant lease expense in 2001 was approximately $4,085,000.

        With respect to future restaurant sites, the Company believes the locations of its restaurants are important to its long-term success and devotes significant resources to analyzing prospective sites. The Company's strategy is to open its restaurants in high-profile locations with strong customer traffic during day, evening and weekend hours. The Company has developed specific criteria for evaluating prospective sites, including demographic information, visibility and traffic patterns.

        During 2000, the Company combined its executive headquarters, previously located in Mission Viejo, California, and its Northwest administrative offices, which provided management and financial reporting, in a 5,547 square-foot leased facility in Huntington Beach, California. The lease expires on September 30, 2005 and currently provides for approximately $104,256 in annual rent as well as additional charges for taxes and operating expenses.

ITEM 3.    LEGAL PROCEEDINGS

        Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. Punitive damages awards and employee unfair practice claims, however, are not covered by the Company's general liability insurance. To date, the Company has not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims, employee unfair practice claims or any other actions. Although the Company is not currently a party to any legal proceedings that would have a material adverse effect upon the Company's business or financial position, it is possible that in the future the Company could become a party to such proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the fourth quarter of 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        On October 8, 1996, the Company's Common Stock and Redeemable Warrants became listed on the NASDAQ Small Cap Market ("NASDAQ") (Symbols: CHGO and CHGOW) in connection with its Initial Public Offering. On March 6, 2002, the closing prices of the Common Stock and Redeemable Warrants were $5.12 per share and $.20 per Redeemable Warrant, respectively. The table below shows the high and low sales prices as reported by NASDAQ. The sales prices represent inter-dealer quotations without adjustments for retail mark-ups, mark-downs or commissions.

	Common Stock		Redeemable Warrants
Calendar Year ended December 31,
	High	Low	High	Low
2001
First Quarter	$3.09	$2.25	$.16	$.06
Second Quarter	$5.35	$1.94	$.50	$.06
Third Quarter	$5.70	$3.50	$.77	$.20
Fourth Quarter	$5.75	$4.09	$.77	$.22
2000
First Quarter	$1.63	$1.13	$0.19	$0.06
Second Quarter	$1.75	$1.38	$0.13	$0.03
Third Quarter	$3.00	$1.56	$0.16	$0.06
Fourth Quarter	$3.59	$2.78	$0.25	$0.09

        As of March 6, 2002, the Company had 116 shareholders (not including beneficial owners holding shares in nominee accounts) of record and 98 holders of Redeemable Warrants of record.

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

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$64,683	$52,346	$37,393	$30,051	$26,191
Costs and Expenses:
Cost of sales	17,415	14,456	10,491	8,458	7,732
Labor and benefits	23,196	18,772	13,542	10,831	9,086
Occupancy	4,963	4,160	2,998	2,563	2,363
Operating expenses	6,843	5,520	4,161	3,520	3,385
General and administrative	5,056	3,922	3,218	2,583	2,636
Depreciation and amortization	2,117	2,002	1,517	1,737	1,389
Restaurant opening expense	734	943	517	—	—
Restaurant closing expense(1)	(799)	1,517	148	—	—

Total costs and expenses	59,525	51,292	36,592	29,692	26,591

Income (loss) from operations	5,158	1,054	801	359	(400)

Other income (expense):
Gain on involuntary conversion of assets	—	—	—	—	202
Interest expense, net	(345)	(549)	(251)	(212)	(125)
Other income (expense), net(2)	160	4	16	(5)	20

Total other income (expense)	(185)	(545)	(235)	(217)	97

Income (loss) before minority interest, taxes and change in accounting	4,973	509	566	142	(303)
Income (loss) applicable to minority interest in partnership	8	(42)	(44)	(56)	(11)

Income before taxes and change in accounting	4,981	467	522	86	(314)
Income tax benefit (expense)(3)	(1,804)	1,477	(26)	(1)	(1)

Net income (loss) before change in accounting	3,177	1,944	496	85	(315)
Cumulative effect of change in accounting(4)	—	—	(106)	—	—

Net income (loss)	$3,177	$1,944	$390	$85	$(315)

Net income (loss) per share:
Basic	$0.33	$0.25	$0.05	$0.01	$(0.05)

Diluted	$0.30	$0.25	$0.05	$0.01	$(0.05)

Weighted average shares outstanding:
Basic	9,515	7,658	7,401	6,408	6,408

Diluted	10,419	7,770	7,411	6,420	6,408

Balance Sheet Data (end of period):
Working capital (deficit)	$3,758	$(5,396)	$(2,549)	$(796)	$232
Intangible assets, net	5,471	5,760	5,202	5,367	5,452
Total assets	40,255	29,992	19,144	17,595	17,842
Total long-term debt (including current portion)	4,345	6,059	2,861	2,927	3,543
Minority interest	—	263	249	235	211
Shareholders' equity	28,094	15,043	13,099	11,893	11,808

(1)
The year ended December 31, 2000, includes a $1.4 million charge related to costs associated with the expected closing of four restaurants in 2001. The year ended December 31, 2001, includes a gain of $799,000 resulting from the sale of three Oregon restaurants in 2001 and the closure of an additional Oregon restaurant in early 2002 on terms more favorable than anticipated.

(2)
The year ended December 31, 2001, includes a net gain of $119,000 from the sale of the Lahaina partnership interest.

(3)
The year ended December 31, 2000, includes a $1.7 million benefit for the elimination of the net deferred tax asset valuation allowance.

(4)
Reflects the Company's change in method of accounting for preopening costs in 1999.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

        The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein including: (i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California and the Northwest, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages, including without limitation the recent increase in minimum wage, (vii) consumer trends, (viii) potential uninsured losses and liabilities, (ix) trademark and service mark risks, and (x) other general economic and regulatory conditions and requirements.

GENERAL

        Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") owns and operates 26 restaurants located in Southern California, Arizona, Oregon and Colorado and receives fees from one licensed restaurant in Lahaina, Maui. Each of these restaurants is operated as either a BJ's Pizza & Grill, a BJ's Restaurant & Brewery, a BJ's Restaurant & Brewhouse or a Pietro's Pizza restaurant. The menu at the BJ's restaurants feature BJ's award-winning, signature deep-dish pizza, BJ's own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The seven BJ's Restaurant & Brewery restaurants feature in-house brewing facilities where BJ's hand-crafted beers are produced. The four Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

RESULTS OF OPERATIONS

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

        Revenues.    Total revenues for 2001 increased to $64,683,000 from $52,346,000 in 2000, an increase of $12,337,000 or 23.6%. The increase is primarily the result of:

    The opening of restaurant and brewhouses in Irvine, California and Chandler, Arizona in August 2001 and October, 2001, respectively, and Valencia, Burbank, West Covina and Huntington Beach, California in March 2000, June 2000, August 2000 and October 2000, respectively. These new locations provided an increase in revenues of $13,513,000 in 2001 compared to 2000. The sales increase from new restaurants was partially offset by the

    $2,679,000 decline in sales caused by the sale or closure of three restaurants in Oregon and one in Hawaii during 2001.

    An increase in the BJ's restaurants same store sales for the comparable periods of $1,452,000, or 4.0%. Management believes this increase was due to an increase in customer counts.

        Cost of Sales:    Cost of food, beverages and paper (cost of sales) for the restaurants increased to $17,415,000 in 2001 from $14,456,000 in 2000, an increase of $2,959,000 or 20.5%. As a percentage of sales, cost of sales declined to 26.9% in 2001 from 27.6% in 2000. The Company's BJ's same-store cost of sales, as a percentage of sales, improved to 27.3% in 2001 from 27.7% in 2000. The improvement in cost of sales percentages was due to improved cost controls in the restaurants and fewer restaurant openings. A higher cost of sales percentage in the early months of restaurant operations is in line with the Company's experience when opening new restaurants.

        Labor.    Labor costs for the restaurants increased to $23,196,000 in 2001 from $18,772,000 in 2000, an increase of $4,424,000 or 23.6%. As a percentage of revenues, labor costs remained at 35.9% of sales in 2001 and 2000. The overall increase was primarily attributable to the opening of the two restaurants during 2001 and three restaurants in the last half of 2000; labor costs at these restaurants increased by $4,392,000. Offsetting the increase was a $1,105,000 decrease in labor costs at the units which were sold or closed in Oregon and Hawaii.

        Same-store BJ's labor costs increased 8.1%, or $1,010,000 in 2001. As a percentage of revenues, same-store labor costs for 2001 increased to 35.9% from 34.9% in 2000. Same store labor increased due to an increase in the California minimum wage and upgrading of restaurant level management.

        Occupancy.    Occupancy costs increased to $4,963,000 in 2001 from $4,160,000 in 2000, an increase of $803,000, or 19.3%. The six BJ's restaurants opened during 2001 and 2000 accounted for $1,092,000 of the net increase in occupancy costs from 2000 to 2001. A decrease of $204,000 in occupancy costs attributable to the closure of three restaurants partially offset the increase due to the new BJ's restaurants. As a percentage of revenues, total occupancy costs declined slightly to 7.7% from 7.9% for the 2000 period, which can be attributed to increased revenues at the same-store BJ's restaurants.

        Operating Expenses.    Operating expenses increased to $6,843,000 in 2001 from $5,520,000 in 2000, an increase of $1,323,000 or 24.0%. The opening of six new restaurants in 2000 and 2001 accounted for all of the increase in operating costs during 2001. As a percentage of revenues, operating expenses increased slightly to 10.6% in 2001 from 10.5% in 2000. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

        General and Administrative Expenses.    General and administrative expenses increased to $5,056,000 in 2001 from $3,922,000 in 2000, an increase of $1,134,000 or 28.9%. The increase in general and administrative expenses was primarily due to acquiring resources to implement and support the Company's growth strategy, incurring costs in locating and evaluating sites for future restaurants and developing staff and systems to manage anticipated future expansion. As a percentage of revenues, general and administrative expenses increased slightly to 7.8% from the 7.5% in 2000.

        Restaurant Opening Costs.    During 2001, the Company incurred costs of $734,000 due to preparations for the openings of its new restaurants in Irvine, California and Chandler, Arizona. These costs will fluctuate from year to year, possibly significantly, depending upon, but not limited to, the size and number of restaurants under development and the complexity of the staff hiring and training process.

        Restaurant Closing Expenses.    During 2000, the Company identified four restaurants in Oregon that had historically not been profitable and were not considered essential to the Company's future plans.

During 2000, a $1,403,000 reserve was established to provide for probable costs associated with closing these restaurants.

        During 2001, the store closure reserve was reduced by $1,192,000, of which $393,000 was utilized for property, equipment and goodwill written off in connection with store closures. The remaining balance of $799,000 was recorded as a reduction in store closure expense primarily due to more favorable lease settlements than anticipated. Pursuant to the 2000 plan, the Company closed and sold the BJ's Burnside, BJ's Gresham and McMinnville locations in 2001. The Company recognized a non-cash gain of $398,000 on the sale of the Burnside and Gresham locations in 2001 due to closure on terms more favorable than projected in 2000. When the store closures reserve was established in 2000, management projected that it was unlikely a subtenant would be located for the McMinnville property. Accordingly, the reserve included a provision for the full amount of lease payments to the end of the lease term. The Company assigned the McMinnville lease to a subtenant in 2001, but remains liable for the lease if the subtenant defaults. The subtenant is current with its obligations. The McMinnville reserve was adjusted down by approximately $90,000 resulting in a gain to reflect the subtenant and a more favorable outcome in the disposition of this property. At the end of 2000, management projected there was low likelihood that a subtenant would be located for the Eugene II property. Accordingly, eighty percent of the lease payments to the end of the lease were provided for in the closed store reserve. In the first quarter of 2002, the landlord at Eugene II decided to demolish the existing structure and build a new concept. The Company received approximately $40,000 in compensation for its leasehold interest and was released from future lease obligations in 2002, and the closed store reserve was reduced by $350,000 in 2001 to reflect this favorable outcome on the Eugene II property. The remaining charge of $39,000 is primarily due to a reserve recorded in 2001 for the net book value of assets at one other restaurant in Oregon due to unprofitable results of operations.

        Depreciation and Amortization.    Depreciation and amortization increased to $2,117,000 in 2001 from $2,002,000 in 2000, an increase of $115,000 or 5.7%. This increase was primarily due to the addition of restaurant and brewery equipment, furniture and leasehold improvements totaling $4,898,000 and $8,950,000 during 2001 and 2000, respectively, for the two BJ's restaurant and breweries and four BJ's restaurant and brewhouses developed during those two most recent years. Depreciation of capital assets at these new restaurants and breweries increased by $182,000 in 2001. This increase was partially offset by the closing of three Northwest restaurants during 2001.

        Interest Expense, Net.    Interest expense, net decreased to $345,000 in 2001 from $549,000 in 2000, a decrease of $204,000. The decrease was caused by the Company earning $91,000 in additional interest income on its cash deposits in 2001, and by more favorable interest rates provided by the Company's new collateralized credit facility, which became effective in February 2001.

        Other Income (expense).    In April 2001, an existing partner in BJ's Chicago Pizzeria, Lahaina, Hawaii purchased the other partnership interests, including those of the Company, in this restaurant. The restaurant will continue to operate under the name of BJ's Chicago Pizzeria pursuant to a license agreement with the Company. The Company recognized a net gain on sale of the partnership interest of approximately $119,000 which is included in Other Income (expense).

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

        Revenues.    Total revenues for 2000 increased to $52,346,000 from $37,393,000 in 1999, an increase of $14,953,000 or 40.0%. The increase is primarily the result of:

    The opening of restaurant and brewhouses in Arcadia, La Mesa, Valencia, Burbank and Huntington Beach, California in January 1999, November 1999, March 2000, June 2000, and October 2000, respectively, and restaurant & breweries in Woodland Hills and West Covina, California in April 1999 and August 2000, respectively. These new locations provided an increase in revenues of $13,684,000 during 2000.

    An increase in the BJ's restaurants same store sales for the comparable periods of $2,368,000, or 9.8%. Management believes this increase was due to (i) an increase in customer counts in the California and Colorado restaurants, and (ii) an increase in check averages resulting from a minor price increase implemented in November 1999.

        Cost of Sales:    Cost of food, beverages and paper (cost of sales) for the restaurants increased to $14,456,000 in 2000 from $10,491,000 in 1999, an increase of $3,965,000 or 37.8%. As a percentage of sales, cost of sales declined to 27.6% in 2000 from 28.1% in 1999. The Company's BJ's same-store cost of sales, as a percentage of sales, improved to 27.7% in 2000 from 28.0% in 1999. The same-store Northwest Peitro's restaurants reduced their cost of sales to 26.6% in 2000 from 27.9% in 1999.

        The improvement in same store cost of sales was partially offset by the higher food costs associated with the opening of the new restaurants in Valencia, Burbank, West Covina, and Huntington Beach, California. As a percentage of their revenues, these four new stores collectively incurred cost of sales of 28.9% for the portions of 2000 during which they were open. A higher cost of sales percentage in the early months of operations is in line with the Company's experience when opening new restaurants.

        Labor.    Labor costs for the restaurants increased to $18,772,000 in 2000 from $13,542,000 in 1999, an increase of $5,230,000 or 38.6%. As a percentage of revenues, labor costs decreased slightly to 35.9% in 2000 from 36.2% in 1999. The overall increase was primarily attributable to the opening of the four California restaurants during 2000; labor costs at these restaurants totaled $3,634,000. As a percentage of revenues, these four restaurants had labor costs of 37.3% for the portions of 2000 during which they were operating. The Company intentionally over staffs new restaurants during the startup phase of operations to allow for newly trained employees, an initial higher customer count and to ensure a good dining experience by its customers.

        Same-store BJ's labor costs increased $755,000, or 9.4%, to $8,792,000 in 2000 from $8,037,000 in 1999. This increase was necessary to support the growth in same-store BJ's revenues for the twelve-month period. As a percentage of revenues, same-store labor costs for 2000 were unchanged at 34.9% for the comparable twelve-month periods.

        Occupancy.    Occupancy costs increased to $4,160,000 in 2000 from $2,998,000 in 1999, an increase of $1,162,000, or 38.8%. The seven BJ's restaurants opened during 1999 and 2000 accounted for $1,167,000 of the net increase in occupancy costs from 1999 to 2000. A decrease of $129,000 in occupancy costs attributable to the closure of two Pietro's restaurants partially offset the increase due to the new BJ's restaurants. As a percentage of revenues, total occupancy costs declined slightly to 7.9% from 8.0% for the 1999 period, which can be attributed to increased revenues at the same-store BJ's restaurants.

        Operating Expenses.    Operating expenses increased to $5,520,000 in 2000 from $4,161,000 in 1999, an increase of $1,359,000 or 32.7%. The two restaurant & breweries and the five restaurant and brewhouses opened during 1999 and 2000 accounted for $1,341,000 of the increase in operating costs during 2000. As a percentage of revenues, operating expenses decreased to 10.5% in 2000 from 11.1% in 1999. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities. Management believes the decrease in operating expenses as a percentage of revenues resulted from a focus on more efficient operations at recently opened restaurants.

        General and Administrative Expenses.    General and administrative expenses increased to $3,922,000 in 2000 from $3,218,000 in 1999, an increase of $704,000 or 21.9%. The increase in general and administrative expenses was primarily due to acquiring resources to implement and support the Company's growth strategy, incurring costs in locating and evaluating sites for future restaurants and developing staff and systems to manage anticipated future expansion. As a percentage of revenues, general and administrative expenses decreased to 7.5% in 2000 from the 8.6% in 1999.

        Restaurant Opening Costs.    In 2000, the Company incurred costs of $943,000 due to preparations for the openings of its new restaurants in Valencia, Burbank and Huntington Beach, California and the restaurant & brewery in West Covina, California. These costs will fluctuate from year to year, possibly significantly, depending upon, but not limited to, the number of restaurants under development, the size and concept of the restaurants being developed and the complexity of the staff hiring and training process.

        Restaurant Closing Expenses.    In 2000, the Company incurred costs of $114,000 due to the closure of a Pietro's restaurant in Oregon and the abandonment of a site in Aloha, Oregon. The Company also identified four additional restaurants in the Northwest that it intended to either sell, if possible, or close during 2001. These stores historically were not profitable or considered essential to the Company's future plans. A reserve of $1,403,000 was established to cover probable costs associated with closing these restaurants. The amount of this reserve was determined by evaluating the remaining length of the leases and monthly rent, related costs such as common area charges and property taxes, the net book value of the equipment and improvements, net of the likelihood of potential sub-lease rental or lease buy-out costs and the probability of any sales proceeds.

        Depreciation and Amortization.    Depreciation and amortization increased to $2,002,000 in 2000 from $1,517,000 in 1999, an increase of $485,000 or 32.0%. This increase was primarily due to the addition of restaurant and brewery equipment, furniture and leasehold improvements totaling $8,950,000 and $4,497,000 in 2000 and 1999, respectively, for the two BJ's restaurant and breweries and five BJ's restaurant and brewhouses developed during those two years. Depreciation of capital assets during 2000 at these new restaurants and breweries increased by $446,000 when compared with the prior year. This increase was partially offset by the closing of three Northwest restaurants since late May of 1999.

        Interest Expense, Net.    Interest expense, net increased to $549,000 during 2000 from $251,000 in 1999, an increase of $298,000. This increase was due to the additional debt incurred by the Company to finance equipment and improvements for the new restaurants in Valencia, Burbank, West Covina and Huntington Beach, California. Interest expense related to these projects totaled $243,000 in 2000. A bank commitment fee for this credit facility of $41,000 was fully amortized during 2000 in anticipation of this debt being refinanced by another lending institution under more favorable terms.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operating activities, as detailed in the Consolidated Statement of Cash Flows, provided $4,788,000 net cash during the year ended December 31, 2001, which is a decrease from the $6,552,000 generated in the prior year. Earnings before taxes, interest, depreciation and amortization increased to $7,443,000 in 2001 from $3,018,000 in 2000 reflecting more restaurants and increased profitability per unit. The decrease in net cash provided by operating activities on the Consolidated Statement of Cash Flows was caused by a $2,033,000 increase in accounts payable in 2000 as the Company obtained extended terms with suppliers, including a $781,000 increase in amounts due to Jacmar, a related party. During 2001, the Company secured new financing from a financial institution and returned to normal terms with suppliers. Accordingly, accounts payable decreased $661,000 as opposed to the $2,033,000 increase in the prior year. The $2,694,000 aggregate difference in accounts payable for the two years accounted for most of the decrease in net cash provided by operating activities.

        Total capital expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants was $4,898,000 and $8,950,000 for the years ended December 31, 2001 and 2000, respectively. These expenditures were required to develop the new restaurants in Irvine, California and Chandler, Arizona in 2001 and Valencia, Burbank, West Covina and Huntington Beach, California in 2000. In 2001, the Company received contributions totaling approximately $614,000 (of which approximately $246,000 was receivable from the landlord at the end of 2001) to partially offset the cost of tenant improvements at the new BJ's Restaurant and Brewery in Chandler, Arizona. The Company received contributions totaling $401,000 from the landlord to partially offset the cost of tenant improvements at its Valencia, California development during 2000. Debt reduction on loans exclusive of recent borrowings for construction, including the principal portion of capitalized lease payments, for the years ended December 31, 2001 and 2000 totaled $1,741,000 and $802,000, respectively.

        The Company's working capital position improved from a deficit at December 31, 2000 to over $3.8 million in working capital at December 31, 2001. The increase in working capital was caused primarily by the two private placements of the Company's common stock and cash flow from operations, which resulted in a cash balance of $8,903,000 at December 31, 2001

        The Company entered into an agreement on February 22, 2001 to sell an aggregate of 800,000 shares of common stock to Jacmar at $2.50 per share, with an option, exercisable by Jacmar prior to August 15, 2001, for an additional 3.2 million shares at $2.50. The 800,000 share transaction closed on April 30, 2001. Jacmar fully exercised its option on August 14, 2001 and acquired an additional 3.2 million shares. The two sales of common stock to Jacmar yielded approximately $9.8 million in net proceeds to the Company.

        The Company has approximately 8,143,000 redeemable warrants outstanding with an exercise price of $4.89 per share and 180,000 representative's warrants outstanding with an exercise price of 4.82 per share (after adjustment for anti-dilution). The redeemable warrants expire on April 8, 2002 and the representative's warrants expire on October 8, 2002. If a substantial number of the warrants are exercised, the Company would receive net proceeds of up to $39.8 million. However, management is not able to project how many warrants will be exercised. (See "Potential Substantial Dilution of Common Stock Due to Outstanding Warrants")

        Management believes that the Company's cash balance and operational cash flow is sufficient to sustain its operations for at least the next year. The Company intends to continue the development of additional restaurants and has available a $4,000,000 revolving construction loan facility for this purpose.

LEASES FOR NEW RESTAURANTS

        The Company has signed leases for a new BJ's Restaurant & Brewery to be opened in Oxnard, California and new BJ's Restaurants and Brewhouses to be opened in Cupertino, and Thousand Oaks, California, and Lewisville, Texas. The leases are for terms of 15 to 20 years. The projected opening dates for these restaurants are all in the last half of 2002.

INTEREST RATE SWAP

        During 2001, the Company entered into an interest rate swap agreement with a notional amount equal to the amount outstanding on the term loan ($3,333,333 at December 31, 2001) to reduce the impact of changes in interest rates on its debt. The agreement effectively fixed the interest rate on the term loan at 7.5% through February 13, 2006.

        The Company recorded the fair value of the interest rate swap of approximately $114,000 as a liability at December 31, 2001. The Company recorded a net loss on the interest rate swap of approximately $114,000 as a charge to other comprehensive income, included in the statement of stockholders' equity for the year ended December 31, 2001.

RESTAURANT DEVELOPMENT LOAN

        In February 2001, the Company entered into an agreement with a bank for a collateralized credit facility for a maximum amount of $8,000,000. There was an initial funding of $4,000,000 to replace an existing loan on terms more favorable to the Company. The funded term loan portion of the facility bears interest at 2.0 percent per annum in excess of the bank's LIBOR rate. The rates keyed to LIBOR are fixed for various lengths of time at the Company's option. Current indebtedness bears an interest rate of 7.5% including the impact of the interest rate swap at December 31, 2001. The borrowed funds, augmented by the Company's operating cash flow, were used for construction and equipment costs related to the development of the four restaurants opened during 2000. As required by the agreement, monthly principal repayments of $66,667 commenced on March 13, 2001.

        Under the revolving portion of this credit facility, the Company is able to borrow amounts from time to time, in aggregate not to exceed $4,000,000, to finance capital expenditures associated with the opening of new restaurants, and for working capital purposes. The rates for these borrowings will be 2.0 percent per annum in excess of the bank's LIBOR rate and fixed for various lengths of time at the Company's option. Amounts borrowed under the revolving portion of the facility can be converted into one or more four-year term loans in minimum amounts of $1,000,000 at the Company's option. Term loans created through the conversion facility will be charged interest in accordance with the same LIBOR-based rate structure as the revolving portion. The Company is required to maintain a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization), less taxes paid, less maintenance capital expenditures to consolidated debt service of not less than 2.0 to 1.0 at the close of each fiscal quarter for the four consecutive quarters then ending. The Company must also not exceed a ratio of funded indebtedness (borrowed funds including capital leases) to EBITDA of 1.75 to 1.0. Capital expenditures related to the opening of new stores cannot exceed $7,000,000 annually. The Company was in compliance with all loan covenants as of December 31, 2001. At December 31, 2001 the Company had not drawn on the revolving portion of the credit facility and the full $4 million was available to fund future restaurant expansion.

        In conjunction with the loan agreement, the Company granted a collateralized interest to the bank in all of the Company's inventory, accounts receivable, equipment and trademarks, whether now owned or hereinafter acquired. Also included under this security agreement are all proceeds, including insurance proceeds, from the sale, destruction, loss or other disposition of the collateralized property.

IMPACT OF INFLATION

        The impact of inflation on food, labor and occupancy costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to Federal and State minimum wage laws. Minimum wages have been increased numerous times and remain subject to future increases.

SEASONALITY AND ADVERSE WEATHER

        The Company's results of operations have historically been impacted by seasonality, which directly impacts tourism at the Company's coastal locations. The summer months (June through August) have traditionally been higher volume periods than other periods of the year.

CRITICAL ACCOUNTING POLICIES

        Management believes the following areas comprise the critical accounting policies for the Company: 1) accounting for closed restaurants, 2) accounting for property and equipment, 3) accounting for deferred taxes, and 4) related party accounting.

        Under accounting for closed restaurants, the Company must estimate the costs required to close down a unit, re-lease it in the local real estate market, and operate it until the closing date. All of these computations require estimates which are subject to change with market conditions. As of December 31, 2001, the Company had a reserve for store closures of approximately $211,000, which covers the anticipated losses for two locations in Oregon. No additional restaurant closings are planned as of December 31, 2001 but, with long-term changes in real estate markets and local restaurant markets, additional units may be identified in future years for closure.

        Property and equipment accounting requires estimates of the useful lives for the assets for depreciation purposes and selection of depreciation methods. Management believes the useful lives reflect the actual economic life of the underlying assets. The Company has elected to use the straight-line method of book depreciation for all assets which charges each period of the assets' useful life with an equal amount of depreciation. Renewals and betterments that materially extend the useful life of an asset are capitalized while maintenance and repair costs are charged to operations as incurred. Judgment is often required in the decision to distinguish between an asset which qualifies for capitalization versus an expenditure which is for maintenance and repairs.

        Deferred tax accounting requires that the Company evaluate net deferred tax assets to determine if these assets will be realized in the foreseeable future. The valuation test considers whether it is more likely than not that the assets will be realized. This test requires projection of the Company's taxable income into future years to determine if the there will be income sufficient to realize the tax assets (future tax deductions, net operating loss carryforwards and/or FICA tax credit carryforwards). The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws. The Company's net deferred tax assets at December 31, 2001 totaled approximately $838,000.

        Related party accounting requires the proper identification of related parties and extensive disclosure of the transactions and balances with such related parties. Related parties include Jacmar and ASSI, Inc. Jacmar is the Company's largest supplier of food, beverage and paper products and, through its affiliates, Jacmar owns 68.5% of the Company's outstanding common stock. ASSI, Inc. is a former shareholder that now holds an option to purchase 200,000 shares of the Company's common stock at $4.00 per share. Disclosure of transactions and balances with Jacmar and ASSI, Inc. is included in Item 1 and in Note 13 of the Notes to Consolidated Financial Statements.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

        On July 1, 2001, the Company adopted FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from the changes in value of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

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

        At the inception of the swap contracts, the Company designates its interest rate swaps as either cash flow or fair value hedges and documents the relationship of the hedge to the underlying forecasted transaction, for cash flow hedges, or the recorded debt instrument for fair value hedges. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting treatment. Changes in fair value associated with hedge ineffectiveness, if any, will be recorded in the Company's results of operations currently. During the year ended

December 31, 2001, the Company recorded a loss on its interest rate swap of $114,000 as a charge to other comprehensive income.

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

        The Company will adopt Statement 142 in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of approximately $150,000 in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Other than the elimination of goodwill amortization based on fixed useful lives, the Company does not expect that these standards will have a significant impact on the Company's financial statements.

        In August, 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position or results of operations.

POTENTIAL SUBSTANTIAL DILUTION OF COMMON STOCK DUE TO OUTSTANDING WARRANTS

        As of March 6, 2002, an aggregate of 7,960,134 redeemable warrants were issued and outstanding and an aggregate of 180,000 representative's warrants were issued and outstanding. As of March 6, 2002, an aggregate of 11,771,105 shares of common stock were issued and outstanding. The issued and outstanding shares of common stock are subject to substantial dilution upon the exercise of issued and outstanding warrants. The aggregate number of shares of common stock that could be issuable upon exercise of the warrants as of March 6, 2002 could be as many as 8,140,134 shares of common stock. It can be expected that such additional issuances could substantially dilute the public ownership as well as reduce the voting power and ownership percentage of common stock shareholders. In addition, the exercise of all warrants would cause issuance of 8,140,134 shares of common stock, or 40.9% of the new total number of shares in the public market, and may have a significant negative effect on the price of shares of common stock.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk exposures are related to its cash and cash equivalents. The Company invests its excess cash in highly liquid short-term investments with maturities of less than three months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income the Company earns on its investments and, therefore, impacts its cash flows and results of operations.

        The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to the $8,000,000 term loan and revolving credit facility (the "credit facility"). There was approximately $3,333,000 outstanding under the credit facility as of December 31, 2001. Borrowings under the credit facility bear interest at 2% per annum in excess of the bank's LIBOR rate. The Company seeks to mitigate its exposure to capital markets risk by assessing its interest rate exposure for the term of its debt instruments and partially or fully hedging such exposure using interest rate swap contracts. A hypothetical 1% interest rate change would not have a material impact on the Company's comprehensive income.

ITEM 8.    FINANCIAL STATEMENTS

        See the Index to Financial Statements attached hereto.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On November 26, 2001, the Company dismissed PricewaterhouseCoopers LLP ("PwC") as its independent auditors.

        The reports of PwC on the Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

        The Company's Audit Committee approved the decision to change independent auditors on November 7, 2001.

        In connection with its audits for the two most recent fiscal years and through November 26, 2001, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such years.

        During the two most recent years and through November 26, 2001, there have been no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)).

        The Company has received a letter from PwC addressed to the SEC stating whether or not it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of such letter is attached hereto as Exhibit 16 and is incorporated herein by reference.

        At a meeting held on November 7, 2001, the Board of Directors approved the engagement of Ernst & Young, LLP ("E&Y") as its new independent auditor, for the fiscal year ending December 31, 2001 to replace PwC. During the two most recent fiscal years and through November 26, 2001, the Company has not consulted with E&Y regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) or the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K. The Company has authorized PwC to respond fully to any inquiries from E&Y relating to its engagement as the Company's independent auditor.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2001.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2001.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2001.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2001.

PART IV

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    (1)    CONSOLIDATED FINANCIAL STATEMENTS

        The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

        Report of Independent Auditors.

        Report of Independent Accountants.

        Consolidated Balance Sheets at December 31, 2001 and 2000.

        Consolidated Statements of Income for each of the three years in the period ended December 31, 2001.

        Consolidated Statement of Shareholders' Equity for each of the three years in the period ended December 31, 2001.

        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001.

        Notes to the Consolidated Financial Statements.

  (2)
  FINANCIAL STATEMENT SCHEDULES

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  (3)
  EXHIBITS

Exhibit Number	Description
2.1	Asset Purchase Agreement by and between the Company and Roman Systems, Inc. incorporated by reference to Exhibit 2.2 of the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company's Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company's Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the "Registration Statement").
2.2	Secured Promissory Note by and between the Company and Roman Systems, Inc. filed as Exhibit 2.3 of the Registration Statement.
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 1 of the Registration Statement.
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Registration Statement.
4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.
4.2	Warrant Agreement, incorporated by reference to Exhibit 4.2 of the Registration Statement
4.3	Specimen Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Registration Statement.
4.4	Form of Representative's Warrant, incorporated by reference to Exhibit 4.4 of the Registration Statement.

10.1
Form of Employment Agreement of Jeremiah J. Hennessy, incorporated by reference to Exhibit 10.1 of the Registration Statement (superceded by new Employment Agreement referenced as Exhibit 10.10 hereto).
10.2	Form of Employment Agreement of Paul Motenko, incorporated by reference to Exhibit 10.2 of the Registration Statement (superceded by new Employment Agreement referenced as Exhibit 10.9 hereto).
10.3	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.
10.4	Chicago Pizza & Brewery, Inc. Stock Option Plan, incorporated by reference to Exhibit 10.7 of the Registration Statement.
10.5
Lease Agreement—Corporate Headquarters, Huntington Beach, California, dated November 1, 1999, between Chicago Pizza & Brewery, Inc. and Huntington Executive Park, a California Limited Partnership, for corporate offices, incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Commission on April 2, 2001, as amended by the amendment to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 as filed with the Commission on April 30, 2001 (as amended, the "2000 Annual Report").
10.6	BJ's Lahaina, L.P. Partnership Agreement, incorporated by reference to Exhibit 10.16 of the Registration Statement.
10.7	Pepsi Supplier Agreement, incorporated by reference to Exhibit 10.17 of the Registration Statement.
10.8
Real Estate Lease, dated February 16, 2001, between Chicago Pizza & Brewery, Inc. and Irvine Market Place for a BJ's Restaurant & Brewhouse restaurant incorporated by reference to Exhibit 10.8 of the 2000 Annual Report.
10.9
Employment Agreement dated January 1, 2001 between the Company and P.M. Motenko, employed as Co-Chief Executive Officer and Co-Chairman of the Board of Directors, incorporated by reference to Exhibit 10.9 of the 2000 Annual Report.
10.10
Employment Agreement dated January 1, 2001 between the Company and J.J. Hennessy, employed as Co-Chief Executive Officer and Co-Chairman of the Board of Directors, incorporated by reference to Exhibit 10.10 of the 2000 Annual Report.
10.11
Loan Agreement between Chicago Pizza & Brewery, Inc. and Union Bank of California for a secured $8,000,000 credit facility for restaurant development, incorporated by reference to Exhibit 10.11 of the 2000 Annual Report.
10.12	Stock Purchase Agreement by and between the Company, The Jacmar Companies and William H. Tilley dated February 22, 2001, incorporated by reference to Exhibit 10.12 of the 2000 Annual Report.
10.13
Facilitation Agreement between BJ Chicago LLC ("LLC") and Chicago Pizza & Brewery, Inc. dated December 20, 2000 in furtherance of the Stock Purchase Agreement between LLC and ASSI, Inc, incorporated by reference to Exhibit 10.13 of the 2000 Annual Report.
10.14
Employment Agreement dated June 21, 1999 between the Company and Ernest T. Klinger, incorporated by reference to the Company's Form 10-Q dated June 30, 1999, incorporated by reference to Exhibit 10.14 of the 2000 Annual Report.

10.15		Option Agreement dated December 20, 2000 between the Company and Paul A. Motenko to purchase shares of the Company's common stock, incorporated by reference to Exhibit 10.15 of the 2000 Annual Report.
10.16
Option Agreement dated December 20, 2000 between the Company and Jeremiah J. Hennessy to purchase shares of the Company's common stock, incorporated by reference to Exhibit 10.16 of the 2000 Annual Report.
10.17		Option Agreement dated December 20, 2000 between the Company and ASSI, Inc. to purchase shares of the Company's common stock, incorporated by reference to Exhibit 10.17 of the 2000 Annual Report.
10.18		Real Estate Lease, dated December 4, 2001 between Chicago Pizza & Brewery, Inc. and M&H Realty Partners IV L.P. for a BJ's Restaurant & Brewery in Oxnard, California
10.19		Real Estate Lease dated January 30, 2002 between Chicago Pizza & Brewery, Inc. and Sobrato Interests II for a BJ's Restaurant & Brewhouse in Cupertino, California
10.20		Real Estate Lease dated January 23, 2002 between Chicago Pizza & Brewery, Inc. and Centex Retail Vista Ridge I, L.P. for a BJ's Restaurant & Brewhouse in Lewisville, Texas
10.21		Real Estate Lease dated February 8, 2002 between Chicago Pizza & Brewery, Inc. and North Ranch Properties for a BJ's Restaurant & Brewhouse in Thousand Oaks, California
16		Letter from PricewaterhouseCoopers, LLP regarding Change in Independent Auditors, incorporated by reference to Exhibit 16 of the Company's Report on Form 8-K dated November 26, 2001.
21		List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Registration Statement.
23.1		Consent of Ernst & Young LLP
23.2		Consent of Pricewaterhouse Coopers, LLP
(b	)
The Company filed one Report on Form 8-K during the fiscal year ended December 31, 2001, which was dated November 26, 2001. As described in Item 9, such Form 8-K reported the change of the Company's independent auditor.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO PIZZA & BREWERY, INC.
By:	/s/ PAUL A. MOTENKO Paul A. Motenko, Chairman of the Board, Co-Chief Executive Officer, Vice President and Secretary

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date
By:	/s/ PAUL A. MOTENKO Paul A. Motenko	Chairman of the Board, Co-Chief Executive Officer, Vice President and Secretary	March 25, 2002
By:	/s/ JEREMIAH J. HENNESSY Jeremiah J. Hennessy	Director, Co-Chief Executive Officer, President and Chief Operating Officer	March 25, 2002
By:	/s/ C. DOUGLAS MITCHELL C. Douglas Mitchell	Chief Financial Officer	March 25, 2002
By:	/s/ BARRY J. GRUMMAN Barry J. Grumman	Director	March 25, 2002
By:	/s/ STANLEY B. SCHNEIDER Stanley B. Schneider	Director	March 25, 2002
By:	/s/ JAMES A. DAL POZZO James A. Dal Pozzo	Director	March 25, 2002
By:	/s/ SHANN M. BRASSFIELD Shann M. Brassfield	Director	March 25, 2002

CHICAGO PIZZA & BREWERY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Chicago Pizza & Brewery, Inc.

        We have audited the accompanying consolidated balance sheet of Chicago Pizza & Brewery, Inc. as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Pizza & Brewery, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                      /s/  ERNST & YOUNG LLP

Orange County, California
February 27, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Chicago Pizza & Brewery, Inc.:

        In our opinion, the accompanying consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Chicago Pizza & Brewery, Inc. at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting for preopening costs in 1999.

PricewaterhouseCoopers LLP

Los Angeles, California
March 14, 2001

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$8,903,162	$1,405,379
Accounts receivable	146,322	181,325
Inventories	668,519	570,147
Prepaids and other current assets	1,126,244	305,685
Deferred taxes	355,690	—

Total current assets	11,199,937	2,462,536
Property and equipment, net	22,848,125	19,534,640
Deferred income taxes	482,006	1,773,545
Intangible assets, net	5,471,451	5,759,972
Other assets	253,527	461,675

Total assets	$40,255,046	$29,992,368

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,485,883	$3,147,436
Accrued expenses	3,740,904	3,471,946
Current portion of notes payable to related parties	405,989	378,068
Current portion of long-term debt	809,171	838,756
Current portion of obligations under capital lease	—	22,592

Total current liabilities	7,441,947	7,858,798
Notes payable to related parties	584,944	990,933
Long-term debt	2,545,364	3,828,629
Reserve for store closures	144,573	876,830
Other liabilities	1,443,964	1,130,420

Total liabilities	12,160,792	14,685,610
Commitments and contingencies (Note 6)
Minority interest in partnership	—	263,343
Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000,000 shares authorized and 11,768,005 and 7,658,321 shares issued and outstanding as of December 31, 2001 and 2000	25,806,504	16,076,132
Capital surplus	1,382,610	975,280
Retained earnings (deficit)	1,168,874	(2,007,997)
Accumulated other comprehensive loss	(113,734)	—
Note receivable from officer	(150,000)	—

Total shareholders' equity	28,094,254	15,043,415

Total liabilities and shareholders' equity	$40,255,046	$29,992,368

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2001	2000	1999
Revenues	$64,683,084	$52,346,259	$37,392,793
Costs and expenses:
Cost of sales	17,414,835	14,455,677	10,490,329
Labor and benefits	23,195,727	18,771,949	13,542,002
Occupancy	4,963,270	4,160,417	2,998,346
Operating expenses	6,843,148	5,520,070	4,160,479
General and administrative	5,055,766	3,922,462	3,217,921
Depreciation and amortization	2,117,453	2,002,009	1,517,428
Restaurant opening expense	734,384	942,796	516,953
Restaurant closing expense	(799,106)	1,517,301	148,464

Total cost and expenses	59,525,477	51,292,681	36,591,922

Income from operations	5,157,607	1,053,578	800,871
Other income (expense):
Interest income	95,396	4,254	64,839
Interest expense	(440,218)	(553,411)	(315,086)
Other income, net	159,767	4,296	15,852

Total other expense	(185,055)	(544,861)	(234,395)

Income before minority interest, income taxes and change in accounting	4,972,552	508,717	566,476
Income (loss) applicable to minority interest in partnership	8,431	(41,711)	(44,227)

Income before income taxes and change in accounting	4,980,983	467,006	522,249
Income tax (expense) benefit	(1,804,112)	1,477,248	(25,601)

Income before change in accounting	3,176,871	1,944,254	496,648
Cumulative effect of change in accounting	—	—	(106,175)

Net income	$3,176,871	$1,944,254	$390,473

Net income (loss) per share:
Basic:
Net income before cumulative effect of change in accounting	$0.33	$0.25	$0.07
Cumulative effect of change in accounting	—	—	(0.02)

Net income	$0.33	$0.25	$0.05
Diluted:
Net income before cumulative effect of change in accounting	$0.30	$0.25	$0.07
Cumulative effect of change in accounting	—	—	(0.02)

Net income	$0.30	$0.25	$0.05

Basic weighted average number of common shares outstanding	9,515,381	7,658,321	7,401,472

Diluted weighted average number of common shares outstanding	10,419,116	7,769,682	7,410,722

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Loss
			Capital Surplus	Retained Earnings (Deficit)		Note Receivable from Officer
	Shares	Amount					Total
Balance, December 31, 1998	6,408,321	$15,039,646	$1,196,029	$(4,342,724)	$—	$—	$11,892,951
Private placement of common stock, net	1,250,000	876,486	—	—	—	—	876,486
Reallocation of value of 3,200,000 warrants cancelled under terms of private placement	—	160,000	(160,000)	—	—	—	—
Purchase of redeemable warrants	—	—	(60,749)	—	—	—	(60,749)
Net income	—	—	—	390,473	—	—	390,473

Balance, December 31, 1999	7,658,321	16,076,132	975,280	(3,952,251)	—	—	13,099,161
Net income	—	—	—	1,944,254	—	—	1,944,254

Balance, December 31, 2000	7,658,321	16,076,132	975,280	(2,007,997)	—	—	15,043,415
Private placement of common stock, net of direct costs	4,000,000	9,515,555	268,000	—	—	—	9,783,555
Exercise of stock options, net	108,334	208,217	—	—	—	(150,000)	58,217
Exercise of common stock warrants	1,350	6,600	—	—	—	—	6,600
Stock compensation	—	—	139,330	—	—	—	139,330
Net loss on interest rate swap	—	—	—	—	(113,734)	—	(113,734)
Net income	—	—	—	3,176,871	—	—	3,176,871

Comprehensive income							3,063,137

Balance, December 31, 2001	11,768,005	$25,806,504	$1,382,610	$1,168,874	$(113,734)	$(150,000)	$28,094,254

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31
	2001	2000	1999
Cash flows from operating activities:
Net income	$3,176,871	$1,944,254	$390,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,117,453	2,002,009	1,517,428
Deferred income taxes	935,849	(1,773,545)	—
Change in accounting principle	—	—	106,175
Stock compensation	139,330	—	—
Gain on sale of partnership interest	(118,672)	—	—
Loss on sale of restaurant equipment	—	75,299	116,318
Minority interest in partnership	(8,431)	41,711	44,227
Changes in assets and liabilities:
Accounts receivable	32,920	(56,687)	33,744
Inventories	(119,803)	(114,267)	(110,006)
Prepaids and other current assets	(580,197)	(33,831)	(210,453)
Other assets	183,148	(148,136)	(9,397)
Accounts payable	(557,198)	2,032,679	(15,935)
Accrued expenses	779,495	1,213,335	424,445
Reserve for store closures	(799,106)	1,403,001	—
Other liabilities	(393,163)	(33,575)	(12,968)

Net cash provided by operating activities	4,788,496	6,552,247	2,274,051
Cash flows from investing activities:
Purchases of property and equipment	(5,881,645)	(8,934,070)	(4,470,283)
Proceeds from sale of partnership interest	391,026	—	—
Proceeds from sale of restaurant equipment, net of expenses	77,906	27,000	55,270

Net cash used in investing activities	(5,412,713)	(8,907,070)	(4,415,013)
Cash flows from financing activities:
Proceeds from sale of common stock	9,783,555	—	1,000,000
Construction and equipment loan proceeds	27,701	4,000,000	699,604
Landlord contribution for tenant improvements	368,466	400,508	—
Proceeds from exercise of options and warrants	64,817	—	—
Repurchase of redeemable warrants	—	—	(60,749)
Payments on related party debt	(378,068)	(350,147)	(339,533)
Payments on debt	(1,340,551)	(304,865)	(293,034)
Principal payments on capital lease obligations	(22,592)	(146,577)	(137,112)
Distributions to minority interest partners	(381,328)	(27,528)	(30,108)

Net cash provided by financing activities	8,122,000	3,571,391	839,068

Net increase (decrease) in cash and cash equivalents	7,497,783	1,216,568	(1,301,894)
Cash and cash equivalents, beginning of period	1,405,379	188,811	1,490,705

Cash and cash equivalents, end of period	$8,903,162	$1,405,379	$188,811

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and Summary of Significant Accounting Policies

Operations

        Chicago Pizza & Brewery, Inc. (the "Company" or "BJ's") was incorporated in California on October 1, 1991. The Company owns and operates 26 restaurants located in Southern California, Oregon, Arizona and Colorado and receives fees from one licensed restaurant in Lahaina, Maui. Each of the restaurants is currently operated as either BJ's Restaurant & Brewery, BJ's Pizza & Grill, BJ's Restaurant & Brewhouse or, located exclusively in Oregon, Pietro's Pizza. During 2001, the Company opened two restaurants: BJ's Restaurant & Brewhouse in Irvine, California and BJ's Restaurant & Brewery in Chandler, Arizona in August and October, respectively.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Chicago Pizza & Brewery, Inc. and its wholly owned subsidiary Chicago Pizza Northwest, Inc. Additionally, the accompanying consolidated financial statements included the accounts of BJ's Chicago Pizzeria, Lahaina, Hawaii until April 2001 when it was purchased by a minority shareholder. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents and Concentration of Credit Risk

        Cash and cash equivalents consist of highly liquid investments, money market funds and certificates of deposit with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair market value.

        Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents. The Company maintains its cash accounts at various banking institutions. At times, cash and cash equivalent balances may be in excess of the FDIC insurance limit.

Inventories

        Inventories are comprised primarily of food and beverage products and are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

        Property and equipment are recorded at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term. Renewals and betterments that materially extend the life of an asset are capitalized while maintenance and repair costs are expensed as incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in operations.

        Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives:

Furniture and fixtures	7 years
Equipment	5-10 years
Leasehold improvements	7-25 years

Leases

        Leases that meet certain criteria are capitalized and included with property and equipment. The resulting assets and liabilities are recorded at the lesser of cost or amounts equal to the present value of the future minimum lease payments at the beginning of the lease term. Such assets are amortized ratably over the related life of the lease or the useful lives of the assets, whichever is less. Interest expense relating to these liabilities is recorded to effect constant rates over the terms of the leases. Leases that do not meet the criteria for capitalization are classified as operating leases and rental payments are expensed as incurred on the straight-line basis over the term of the lease.

Intangible Assets

        Intangible assets include goodwill, trademarks and covenants not to compete. Goodwill represents the excess of purchase price over the identifiable net assets of businesses acquired. Goodwill is amortized over 40 years using the straight-line method. Trademarks are amortized over 10 years and covenants not to compete are amortized over periods ranging from 3 to 8.5 years.

Long-Lived Assets

        In accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed at the store level based on undiscounted net cash flows. Based upon the Company's analysis, management believes that no impairment of the carrying value of its long-lived assets existed at December 31, 2001.

Interest Rate Swap

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Investments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the fair value of the assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a change in fair value will be immediately recognized in earnings.

        The Company entered into an interest rate swap agreement, which involves the payment of fixed-rate amounts in exchange for floating-rate interest receipts over the life of the agreement without an exchange of the underlying principal amount. At December 31, 2001, and throughout the remaining term of the term loan and interest rate swap, the Company will continually adjust the interest rate swap to its fair value with an offsetting adjustment to other comprehensive income. At maturity of the interest rate swap, its fair value will be zero, just as it was at inception, and each of the interest rate swap market value changes over its term will be recorded as adjustments to both the interest rate swap asset or liability and other comprehensive income.

        The adoption of Statement No. 133 resulted in the Company recording the fair value of the interest rate swap of approximately $114,000 as a liability at December 31, 2001. The Company recorded a net loss on the interest rate swap of approximately $114,000 as a charge to other comprehensive income, included in the statement of shareholders' equity for the year ended December 31, 2001.

Comprehensive Income

        Accumulated other comprehensive loss consists of cumulative equity adjustments related to changes in the valuation of the Company's interest rate swap agreement. The Company reports comprehensive income in its consolidated statements of shareholders' equity. The reported amounts for total comprehensive income differ from net income due to changes in the valuation of the interest rate swap agreement. The tax effect related to the change in valuation of the interest rate swap agreement is not material.

Revenue Recognition

        Revenues from food and beverage sales at restaurants are recognized when products are delivered to a customer. Revenues from the sale of gift certificates are deferred and recognized upon redemption.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 were approximately $511,000, $629,000, and $658,000, respectively.

Income Taxes

        Deferred income taxes are recognized based on the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Minority Interest

        In April 2001, an existing partner in the Lahaina, Hawaii restaurant purchased the remaining partnership interests, including those of the Company.

        For the consolidated financial statements as of December 31, 2000, minority interest represents the limited partners' interests totaling 46.32% for BJ's Lahaina, L.P.

Preopening Expenses

        In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), Accounting for the Costs of Start-Up Activities. SOP 98-5 requires all costs of start-up activities that are not otherwise capitalizable as long-lived assets to be expensed as incurred. The Company adopted SOP 98-5 during the first quarter of 1999. This new accounting standard accelerates the Company's recognition of costs associated with the opening of new restaurants but will benefit the post-opening results of new restaurants. The Company's total deferred preopening costs were approximately $106,000 at January 1, 1999. As provided by SOP 98-5, the Company wrote off the balance of deferred preopening costs during the first quarter of 1999 as a cumulative effect of a change in accounting principle.

Restaurant Closing Expense

        The Company accounts for restaurant closing expense by estimating the costs required to close a restaurant, including its remaining obligation under lease commitments, net of amounts estimated to be received from sub-leasing the restaurant or settling the future commitment with the landlord. All of these computations require estimates, which are subject to change with market conditions. As of

December 31, 2001, the Company had a reserve for store closures of approximately $211,000, which covers the anticipated losses for two locations in Oregon. No additional restaurant closings are planned as of December 31, 2001 but, with long-term changes in real estate markets and local restaurant markets, additional units may be identified in future years for closure.

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Fair Value of Financial Instruments

        The carrying value of cash and cash equivalents, accounts receivable, and current liabilities approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. The interest rate swap is recorded at fair value.

Net Income Per Share

        Basic net income per share is computed by dividing the net income attributable to common shareholders' by the weighted average number of common shares outstanding during the period. Dilutive net income per share reflects the potential dilution that could occur if stock options and warrants issued by the Company to sell common stock at set prices were exercised. The financial statements present basic and dilutive net income per share. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercises of outstanding stock options and warrants using the treasury stock method.

Stock-based Compensation

        The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company measures compensation cost/purchase price of stock options issued to nonemployees using the fair value techniques of SFAS No. 123.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

        The Company will adopt Statement 142 in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of approximately $150,000 in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Other than the elimination of goodwill amortization based on fixed useful lives, the Company does not expect that these standards will have a significant impact on the Company's financial statements.

        In August, 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position or results of operations.

Reclassifications

        Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

2.    Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2001	2000
Furniture and fixtures	$2,062,608	$1,931,068
Equipment	9,108,513	7,781,847
Leasehold improvements	18,518,178	15,746,973

	29,689,299	25,459,888
Less accumulated depreciation and amortization	7,084,029	5,930,768

	22,605,270	19,529,120
Construction in progress	242,855	5,520

	$22,848,125	$19,534,640

        Depreciation expense totaled approximately $1,965,000, $1,803,000 and $1,306,000 in 2001, 2000 and 1999, respectively.

3.    Intangible Assets

        Intangible assets consisted of the following:

	December 31,
	2001	2000
Goodwill	$5,778,113	$5,867,358
Covenants not to compete	665,066	759,472
Other	68,807	96,503

	6,511,986	6,723,333
Less accumulated amortization	1,040,535	963,361

	$5,471,451	$5,759,972

4.    Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2001	2000
Accrued rent	$297,641	$355,876
Payroll related liabilities	1,612,820	1,479,133
Reserve for store closures	66,300	526,171
Other	1,764,143	1,110,766

	$3,740,904	$3,471,946

5.    Debt

Related Party Debt

        Related party debt consisted of the following:

	December 31,
	2001	2000
Note payable to Roman Systems, with a fixed imputed interest rate of 7%, due in monthly installments of $38,195,maturing April 1, 2004, collateralized by the BJ's Laguna, La Jolla and Balboa restaurants	$990,933	$1,369,001
Less current portion	405,989	378,068

	$584,944	$990,933

        Future maturities of related party debt are as follows:

2002	$405,989
2003	433,909
2004	151,035

$990,933

        Total interest expense on related party debt for the years ended December 31, 2001, 2000 and 1999 was approximately $80,000, $108,000, and $136,000, respectively.

Long-Term Debt

        Long-term debt consisted of the following:

	December 31,
	2001	2000
Term loan payable to a financial institution (4.5% interest at December 31, 2001), due in monthly principal installments of $66,667, maturing March 31, 2006	$3,333,333	$4,000,000
Notes payable to a financial institution with implicit interest rates of 11.63% to 13.68% due in monthly installments of $12,176, paid in 2001	—	562,580
Note payable to a financial institution with interest rate of 2% plus the bank's reference rate (9.5% at December 31, 2000), due in monthly installments of $12,513, paid in 2001	—	30,541
Other notes payable, due in monthly installments in the aggregate of $775 as of 2001 and $34,122 as of 2000, bearing interest monthly (3.9% at December 31, 2001)	21,202	74,264

	3,354,535	4,667,385
Less current portion	809,171	838,756

	$2,545,364	$3,828,629

        Future maturities of long-term debt for years subsequent to December 31, 2001 are as follows:

2002	$809,171
2003	809,472
2004	802,559
2005	800,000
2006	133,333

$3,354,535

        Total interest expense on long-term debt for the years ended December 31, 2001, 2000 and 1999 was approximately $344,000, $343,000, and $120,000, respectively.

        In February 2001, the Company entered into an agreement with a bank for a collateralized credit facility for a maximum amount of $8,000,000. There was an initial funding of $4,000,000 to replace an existing loan on terms more favorable to the Company. The funded term loan portion of the facility bears interest at 2.0 percent per annum in excess of the bank's LIBOR rate. The rates keyed to LIBOR are fixed for various lengths of time at the Company's option. Current indebtedness bears an interest rate of 7.5%, including the impact of the interest rate swap at December 31, 2001. As required by the agreement, monthly principal repayments of $67,000 commenced on March 13, 2001.

        Under the revolving portion of this credit facility, the Company is able to borrow amounts from time to time, in aggregate not to exceed $4,000,000, to finance capital expenditures associated with the opening of new restaurants, and for working capital purposes. The rates for these borrowings will be 2.0 percent per annum in excess of the bank's LIBOR rate and fixed for various lengths of time at the Company's option. Amounts borrowed under the revolving portion of the facility can be converted into one or more four-year term loans in minimum amounts of $1,000,000 at the Company's option. Term loans created through the conversion facility will be charged interest in accordance with the same LIBOR-based rate structure as the revolving portion. The Company is required to maintain a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization), less taxes paid, less maintenance capital expenditures to consolidated debt service of not less than 2.0 to 1.0 at the close of each fiscal quarter for the four consecutive quarters then ending. The Company must also not exceed a ratio of funded indebtedness (borrowed funds including capital leases) to EBITDA of 1.75 to 1.0. Capital expenditures related to the opening of new stores cannot exceed $7,000,000 annually. The Company was in compliance with all loan covenants as of December 31, 2001. At December 31, 2001 the Company had not drawn on the revolving portion of the credit facility and the full $4,000,000 was available to fund future restaurant expansion.

        In conjunction with the loan agreement, the Company granted a collateralized interest to the bank in all of the Company's inventory, accounts receivable, equipment and trademarks, whether now owned or hereinafter acquired. Also included under this security agreement are all proceeds, including insurance proceeds, from the sale, destruction, loss or other disposition of the collateralized property.

Interest Rate Swap

        During 2001, the Company entered into an interest rate swap agreement with a notional amount equal to the amount outstanding on the term loan ($3,333,000 at December 31, 2001) to reduce the impact of changes in interest rates on its debt. The agreement effectively fixed the interest rate on the term loan at 7.5% through February 13, 2006.

6.    Commitments and Contingencies

Leases

        The Company leases its restaurant and office facilities under noncancelable operating leases with remaining terms ranging from approximately 1 to 20 years with renewal options ranging from 5 to 15 years. Rent expense for the years ended December 31, 2001, 2000, and 1999 was approximately $4,085,000, $3,374,000, and $2,490,000, respectively.

        The Company has certain operating leases which contain fixed escalation clauses. Rent expense for these leases has been calculated on the straight-line basis over the term of the leases, resulting in deferred rent of approximately $298,000 and $154,000 at December 31, 2001 and December 31, 2000, respectively. The deferred credit will be amortized over the life of the leases.

        A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, above the minimum, for the years ended December 31, 2001, 2000, and 1999 were approximately $990,000, $641,000, and $289,000, respectively.

        Future minimum rental payments under noncancelable operating leases are as follows:

2002	$3,196,872
2003	3,056,357
2004	2,611,259
2005	2,356,247
2006	2,003,502
Thereafter	9,461,915

$22,686,152

Legal Proceedings

        Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. Punitive damage awards and employee fair practices claims, however, are not covered by the Company's general liability insurance. To date, the Company has not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims or any other actions. The Company is currently not a party to any litigation that could have a material adverse effect on its results of operations, financial position or cash flows.

Employment Agreements

        Effective January 1, 2001, the Company entered into revised employment agreements with two of its officers. The agreements provide for a minimum annual salary of $225,000 each, subject to escalation annually in accordance with the Consumer Price Index, and certain benefits through December 31, 2006. The agreements may be terminated by either party. The agreements also contain provisions for additional cash compensation based on earnings or income of the Company and provides to each executive options to purchase up to 330,679 shares of the Company's common stock at an exercise price of $2.75 per share. The agreements contain provisions granting the employee the right to receive salary and benefits, as individually defined, if the employee is terminated by the Company without cause.

        On December 20, 2000, the Company's former President voluntarily terminated his employment agreement with the Company under a provision giving him the right to terminate upon a change in control of the Company. Under the employment agreement, he has certain rights to receive compensation equal to the amount of compensation to which he would have been entitled under his agreement for its term which ends in March 2004. The Company has recorded an accrual for amounts due under the employment agreement.

7.    Shareholders' Equity

Preferred Stock

        The Company is authorized to issue 5,000,000 shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2001 or 2000. The Company currently has no plans to issue shares of preferred stock.

Common Stock

        Shareholders of the Company's outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors. Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to cumulate votes in connection with the election of directors.

        During 2001, the Company sold 4,000,000 shares of its common stock to Jacmar, a related party, in two private placements in exchange for a cash payment of $10,000,000. The issuance of common stock was recorded net of direct transaction costs of $216,000 and the fair value of an option issued to ASSI, a related party, of $268,000.

        In March 1999, the Company sold, through a private placement, 1,250,000 shares of its common stock to ASSI, Inc. in exchange for a cash payment of $1,000,000, the termination of two consulting agreements and cancellation of 3,200,000 million of the Company's redeemable warrants held by ASSI, Inc.

Capital Surplus

        The Company issued Redeemable Warrants with the Company's initial public offering on October 15, 1996. At December 31, 2001, the Company had approximately 7,963,000 Redeemable Warrants outstanding. Each redeemable warrant entitles the holder thereof to purchase, previously, one share of Common Stock at a price of 110% of the initial public offering price per share ($5.50), subject to adjustment in accordance with the anti-dilution and other provisions referred to below. The private placements of 4,000,000 shares of common stock to Jacmar triggered the anti-dilution provision of the warrant agreement, resulting in an adjustment of the exercise price of the warrants to $4.89 per share. All of the Redeemable Warrants expire on April 8, 2002.

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

        The Company also has 180,000 representative's warrants outstanding with an exercise price of $4.82 per share (after adjustment for anti-dilution), which expire on October 8, 2002.

8.    Income Taxes

        The provision (benefit) for income tax consists of the following for the years ended December 31:

	2001	2000	1999
Current:
Federal	$633,730	$287,357	$23,101
State	234,533	8,940	2,500

	868,263	296,297	25,601
Deferred:
Federal	826,126	(1,736,164)	—
State	109,723	(37,381)	—

	935,849	(1,773,545)	—

Provision (benefit) for income taxes	$1,804,112	$(1,477,248)	$25,601

        The temporary differences which give rise to the deferred tax provision (benefit) consist of the following for the years ended December 31:

	2001	2000	1999
Property and equipment	$(56,275)	$(45,031)	$151,850
Goodwill	122,439	80,307	108,812
Accrued expenses and other liabilities	440,545	(646,412)	(12,117)
Investment in partnerships	94,749	(13,121)	(12,045)
Net operating losses	503,474	868,337	176,161
Income tax credits	(333,396)	(262,471)	(231,391)
Other	(134,007)	(32,390)	(70,698)
Change in valuation allowance	298,320	(1,722,764)	(110,572)

	$935,849	$(1,773,545)	$—

        The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2001	2000	1999
Income tax at statutory rates	34.0%	34.0%	34.0%
Non-deductible expenses	0.1	6.2	6.5
State income taxes, net of federal benefit	3.9	6.8	0.4
Change in valuation allowance	6.0	(368.9)	(0.4)
Income Tax credits	(5.3)	(45.0)	(37.4)
Other, net	(2.5)	50.6	0.2

	36.2%	(316.3)%	3.3%

        The components of the deferred income tax asset and (liability) consist of the following at December 31:

	2001	2000	1999
Property and equipment	$121,066	$64,791	$20,107
Goodwill	(594,459)	(472,020)	(398,597)
Accrued expense and other liabilities	255,195	695,740	50,179
Investment in partnerships	—	94,749	83,050
Net operating losses	40,911	544,385	1,421,129
Income tax credits	1,173,261	839,865	528,111
Other	140,042	6,035	18,785

	1,136,016	1,773,545	1,722,764
Valuation allowance	(298,320)	—	(1,722,764)

Net deferred income taxes	$837,696	$1,773,545	$—

        The Company has federal net operating loss carryforwards totaling approximately $120,000 at December 31, 2001, which begin to expire in 2012.

        The Company has federal income tax credit carryforwards of approximately $1,173,000, caused principally by the credit for FICA taxes paid on employees' tip income. The credits will begin to expire in 2011.

        The utilization of net operating loss ("NOL") and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to the Initial Public Offering in 1996 and the private placement of common stock in 2001.

        During 2001, the Company's income before taxes increased by approximately $4,514,000 over 2000 and the Company continued to invest in new restaurants which generate additional depreciation. In connection with the increase in taxable income and tax depreciation, the Company reviewed the federal income tax credit carryforwards and determined that utilization of such carryforwards may be subject to an annual limitation against taxable income in the current and future periods. This annual limitation could limit the utilization of primarily tip credit carryforwards due to the computations required under the alternative minimum tax calculation. As a result of the annual limitation, a portion of these credit carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. Accordingly, in 2001, the Company has provided a valuation allowance of approximately $298,000 against a portion of the credit carryforwards due to the uncertainties surrounding their realization.

        Prior to 2000, the Company had not previously generated taxable income, and there was no opportunity to carryback losses to prior periods, and accordingly, the Company provided a valuation allowance for its net deferred tax assets. During 2000, management concluded, based on continuing improved operations and projected operations, it was more likely than not that the Company would generate taxable income sufficient to realize the tax benefit associated with the future deductible deferred tax assets and net operating loss carryforwards prior to their expiration. As a result, the Company eliminated the valuation allowance totaling approximately $1,723,000 as of December 31, 2000.

9.    Supplemental Cash Flow Information

        Supplemental cash flow items consisted of the following for the years ended December 31:

	2001	2000	1999
Cash paid for:
Interest	$462,208	$498,152	$308,792
Taxes	$918,302	$31,134	$25,601

        Supplemental information on noncash investing and financing activities consisted of the following for the years ended December 31:

	2001	2000	1999
Equipment purchases under a capital lease	$—	$—	$3,600
Interest rate swap liability	$113,734	$—	$—
Tenant improvements receivable	$245,644	$—	$—
Equipment and goodwill offset against store closure reserve	$393,128	$—	$—

10.  1996 Stock Option Plan

        The Company adopted the 1996 Stock Option Plan as of August 7, 1996 which provided for the granting of options to purchase up to 600,000 shares of common stock, and was amended on September 28, 1999, increasing the total number of shares under the plan to 1,200,000. The 1996 Stock Option Plan provides for the options issued to be either incentive stock options or non-statutory stock options as defined under Section 422A of the Internal Revenue Code. The exercise price of the shares under the option shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The 1996 Stock Option Plan expires on June 30, 2005 unless terminated earlier. The options generally vest over a three to five-year period. Employment agreements with two of the Company's officers provide for the granting of options to purchase up to 661,000 shares of common stock.

        The following is a summary of changes in options outstanding pursuant to the plan for the years ended December 31, 2001, 2000 and 1999:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at December 31, 1998	450,000	$3.11	312,028	$3.40
Granted	528,000	1.26
Exercised	—	—
Terminated	(51,500)	3.53

Outstanding options at December 31, 1999	926,500	2.38	570,833	2.71
Granted	158,500	2.14
Exercised	—	—
Terminated	(27,500)	1.98

Outstanding options at December 31, 2000	1,057,500	2.14	734,835	2.20
Granted	1,134,858	3.25
Exercised	(108,334)	1.92
Terminated	(509,166)	1.91

Outstanding options at December 31, 2001	1,574,858	$3.04	1,229,027	$2.90

        Information relating to significant option groups outstanding at December 31, 2001 are as follows:

Exercise Price	Outstanding Options	Weighted Average Remaining Life (Yr.)	Options Exercisable
$5.43	20,000	9.55	—
$5.00	50,000	4.77	50,000
$4.55	89,000	9.85	—
$4.00	200,000	9.05	200,000
$3.87	25,000	9.43	—
$3.65	75,000	9.44	—
$3.00	123,500	6.29	96,837
$2.88	64,500	9.09	—
$2.75	661,358	9.00	661,358
$1.88	176,500	6.08	176,500
$1.81	3,000	7.55	2,000
$1.69	20,000	7.74	20,000
$1.55	67,000	8.24	22,332

	1,574,858	8.37	1,229,027

        Information related to the exercise price of options granted in comparison to the stock price on the date of the grant are as follows for 2001, 2000 and 1999:

	2001		2000		1999
Exercise Price of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value
Exceeds stock price	$4.00	$1.08	$—	$—	$—	$—
Equals stock price	$3.09	$1.43	$2.14	$1.35	$1.88	$1.26
Less than stock price	$—	$—	$—	$—	$—	$—

        The Company has adopted the disclosure-only provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, no compensation cost has been recognized for options granted with an option price equal to the grant date market value of the Company's common stock. Had compensation cost for the Company's options granted been determined based on the fair value of the option at the grant date for the 1996 Stock Option Plan awards in 2001, 2000, and 1999 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below as of December 31:

	2001	2000	1999
Net income, as reported	$3,176,871	$1,944,254	$390,473
Net income (loss), pro forma	$2,427,531	$1,681,657	$(155,878)
Net income per share, as reported:
Basic	$0.33	$0.25	$0.05
Diluted	$0.30	$0.25	$0.05
Income (loss) per share, pro forma:
Basic	$0.26	$0.22	$(0.02)
Diluted	$0.23	$0.22	$(0.02)

        The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility of the Company's stock ranging from 47.4% to 78.9%, (c) a risk-free interest rate ranging from 3.52% to 6.74% and (d) expected option life of five years.

        During 2001, the Company repriced a stock option outstanding with an officer. The repricing of options requires variable accounting treatment which results in a future noncash charge to earnings which is directly linked to the movement of the Company's stock price. The Company recorded approximately $139,000 in compensation expense until the option was exercised by the employee in 2001. The option exercise was funded by a note receivable which matures in 2002 and is recorded as a reduction of shareholders' equity.

11.  Employee Benefit Plan

        The Company maintains a voluntary, contributory 401(k) plan for all eligible employees. Employees may elect to contribute up to 15% of their earnings, up to a maximum of $10,500, to the plan each year. Employee contributions are matched by the Company at a rate of 33% for the first $6,000 of deferred income. Contributions by the Company were approximately $59,000 and $53,000 in 2001 and 2000, respectively.

12.  Restaurant Closing Expense

        During the year ended December 31, 2000, the Company identified four restaurants in Oregon that it intended to either sell or close. The Company established a reserve of approximately $1,403,000 at December 31, 2000 for estimated costs for closing these restaurants, including the costs associated with the disposal of property, equipment and goodwill and exiting the leases. Total costs incurred related to store closures for the year ended December 31, 2000 were approximately $1,517,000.

        During the year ended December 31, 2001, the Company closed three of these previously identified Oregon restaurants and identified a new Oregon restaurant which was unprofitable. As a result of the restaurant closures, the Company utilized approximately $393,000 of the reserve for the write-off of property, equipment and goodwill during 2001. Due primarily to more favorable lease settlements than anticipated, approximately $799,000 of the reserves were not required and were recorded as a reduction in store closure expense for the year ended December 31, 2001. At December 31, 2001, a store closure reserve of approximately $211,000 ($66,000 recorded as a current liability) remains, primarily for the estimated costs to close one restaurant and losses on unrecoverable property and equipment at the newly identified restaurant in Oregon.

        During the year ended December 31, 1999, the Company incurred non-cash charges of $116,000, due primarily to the abandonment of leasehold improvements, for the closure of two restaurants in Oregon and paid an additional $29,000 for the settlement of claims made by the landlord at one of these locations.

13.  Related Party Transactions

        As of December 31, 2000, Jacmar Companies and their affiliates (collectively referred to herein as "Jacmar") owned approximately 15.5% of the Company's outstanding common stock purchased in open market transactions. During fiscal 2001, Jacmar acquired an additional 6,868,000 shares of common stock increasing its ownership to 68.5%. Common stock acquired during the year was as follows:

Date Acquired	Shares Acquired		Accumulated Ownership
Through December 31, 2000	1,190,000		15.5%
January 18, 2001	2,207,000	(1)	28.9%
March 13, 2001	661,000	(2)	8.6%
April 30, 2001	800,000	(3)	3.7%
August 14, 2001	3,200,000	(3)	11.8%

	8,058,000		68.5%

(1)
On January 18, 2001, BJ Chicago, LLC, an affiliate of the Jacmar Companies, completed a transaction to purchase approximately 2,207,000 shares from ASSI, Inc. (a shareholder of the Company). The Company granted registration rights to Jacmar on the shares purchased from ASSI Inc. Concurrently, the Company issued to ASSI, Inc. an option to purchase 200,000 shares of common stock at an exercise price of $4.00 per share through December 31, 2005 in exchange for a release of any claims of ASSI, Inc., including any rights it might have had to purchase additional shares from the Company under an agreement that was pending immediately prior to the Jacmar transaction. The Company recorded the estimated fair value of the option upon grant of $268,000 as a direct cost of the stock offering.

(2)
On March 13, 2001, Jacmar completed a transaction to purchase approximately 661,000 shares of the Company's outstanding common stock from two of the Company's officers.

(3)
The Company entered into an agreement on February 22, 2001 to sell an aggregate of 800,000 shares of common stock to Jacmar at $2.50 per share, with an option, exercisable by Jacmar prior to August 15, 2001, for an additional 3,200,000 shares of common stock at $2.50 per share. The 800,000 share transaction closed on April 30, 2001. Jacmar then fully exercised its option to acquire 3,200,000 shares on August 14, 2001. The Company received a favorable fairness opinion regarding the private placement, and the sale was approved by a vote of the shareholders at the Company's annual shareholders' meeting held on July 18, 2001. The Company agreed to grant registration rights on the shares purchased by Jacmar under this agreement.

        The sale of the 800,000 shares to Jacmar enabled the Company to obtain an $8,000,000 bank loan facility, including a $4,000,000 term loan to replace its existing debt and an additional $4,000,000 line of credit to fund expansion on an as-needed basis.

        The Company has in aggregate approximately 8,143,000 redeemable and representative's warrants outstanding, which, before the sale of additional shares to Jacmar had an exercise price of $5.50 per share and $6.00 per share, respectively. The private placement of 4,000,000 shares of common stock to Jacmar in 2001 triggered the anti-dilution provision of the warrant agreement, resulting in an adjustment of the exercise price of the redeemable warrants to $4.89 per share and the representative warrants to $4.82 per share. Approximately 7,963,000 of the redeemable warrants expire on April 8, 2002 and the remaining 180,000 representative's warrants expire on October 8, 2002.

        Jacmar, through its specialty wholesale food distributorship, is the Company's largest supplier of food, beverage and paper products. Jacmar sells products to the Company at prices comparable to those offered by unrelated third parties. Jacmar supplied the Company with approximately $8,945,000, $6,647,000, and $4,200,000 of food, beverage and paper products for the years ended December 31, 2001, 2000, and 1999, respectively and had trade payables related to these products of approximately $781,000 and $1,562,000 at December 31, 2001 and 2000, respectively.

14.  Selected Consolidated Quarterly Financial Data (Unaudited)

        Summarized unaudited consolidated quarterly financial data for the Company is as follows:

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Total revenues	$15,369,298	$15,973,785	$16,618,094	$16,721,907
Gross profit	$11,292,277	$11,584,569	$12,113,888	$12,277,515
Income from operations, per Form 10-Q	$1,378,500	$1,275,132	$1,450,352	$999,698
Reclassification from other income(1)	$53,925	—	—	—

Adjusted income from operations	$1,432,425	$1,275,132	$1,450,352	$999,698
Net income	$763,522	$984,574	$863,338	$565,437
Basic net income per share	$0.10	$0.12	$0.08	$0.05
Diluted net income per share	$0.10	$0.11	$0.07	$0.05
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000(2)
Total revenues	$10,178,645	$12,346,798	$14,790,790	$15,030,026
Gross profit	$7,376,890	$8,944,701	$10,670,808	$10,898,183
Income (loss) from operations	$262,743	$340,333	$1,046,283	$(595,781)
Net income	$172,909	$198,737	$784,067	$788,541
Basic and dilutive net income per share	$0.02	$0.03	$0.10	$0.10

(1)
Gain from closure of restaurant in the Northwest which was reclassified from other income to operating expenses during the third quarter of 2001.

(2)
Includes a charge of approximately $1,400,000 for store closing reserves and approximately $1,700,000 million tax benefit for the elimination of the valuation allowance.

QuickLinks

INDEX
CHICAGO PIZZA & BREWERY, INC. PART I
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
DIVIDEND POLICY
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CHICAGO PIZZA & BREWERY, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT ACCOUNTANTS
CHICAGO PIZZA & BREWERY, INC. CONSOLIDATED BALANCE SHEETS
CHICAGO PIZZA & BREWERY, INC. CONSOLIDATED STATEMENTS OF INCOME
CHICAGO PIZZA & BREWERY, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CHICAGO PIZZA & BREWERY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
CHICAGO PIZZA & BREWERY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS