Form 10-Q
period 2002-03-31
CHICAGO PIZZA & BREWERY INC
filed 2002-05-08
CIK 1013488

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

.

        As of April 20, 2002, there were 19,126,881 shares of Common Stock of the Registrant outstanding.

CHICAGO PIZZA & BREWERY, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL INFORMATION

CHICAGO PIZZA & BREWERY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2002 (Unaudited)	December 31, 2001
Assets:
Current assets:
Cash and cash equivalents	$12,036,000	$8,903,000
Accounts receivable	177,000	146,000
Inventories	659,000	669,000
Prepaids and other current assets	699,000	1,126,000
Deferred taxes	356,000	356,000

Total current assets	13,927,000	11,200,000
Property and equipment, net	23,094,000	22,848,000
Deferred income taxes	482,000	482,000
Intangible assets, net	5,397,000	5,471,000
Other assets	460,000	254,000

Total assets	$43,360,000	$40,255,000

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$1,950,000	$2,485,000
Accrued expenses	4,048,000	3,741,000
Current portion of notes payable to related parties	411,000	406,000
Current portion of long-term debt	809,000	809,000

Total current liabilities	7,218,000	7,441,000
Notes payable to related parties	481,000	585,000
Long-term debt	2,343,000	2,545,000
Reserve for store closures	145,000	145,000
Other liabilities	1,322,000	1,444,000

Total liabilities	11,509,000	12,160,000

Commitments and contingencies
Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000,000 shares authorized and 12,391,105 and 11,768,005 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	28,806,000	25,807,000
Capital surplus	1,383,000	1,383,000
Retained earnings	1,905,000	1,169,000
Accumulated other comprehensive loss	(93,000)	(114,000)
Note receivable from officer	(150,000)	(150,000)

Total shareholders' equity	31,851,000	28,095,000

Total liabilities and shareholders' equity	$43,360,000	$40,255,000

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2002	2001
Revenues	$17,369,000	$15,369,000
Costs and expenses:
Cost of sales	4,468,000	4,077,000
Labor and benefits	6,341,000	5,558,000
Occupancy	1,383,000	1,195,000
Operating expenses	1,851,000	1,655,000
General and administrative	1,609,000	982,000
Depreciation and amortization	582,000	514,000
Restaurant opening expense	12,000	10,000

Total cost and expenses	16,246,000	13,991,000

Income from operations	1,123,000	1,378,000
Other income (expense):
Interest income	31,000	1,000
Interest expense	(79,000)	(157,000)
Other income (expense), net	59,000	(2,000)

Total other income (expense)	11,000	(158,000)

Income before minority interest and income tax expense	1,134,000	1,220,000
Minority interest in partnership	—	(7,000)

Income before income tax expense	1,134,000	1,213,000
Income tax expense	398,000	450,000

Net income	$736,000	$763,000

Net income per share:
Basic	$0.06	$0.10
Diluted	$0.06	$0.10

Weighted average number of shares outstanding:
Basic	12,314,970	7,658,321

Dilutive	12,922,546	7,941,216

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2002	2001
Cash flows provided by operating activities:
Net income	$736,000	$763,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	582,000	514,000
Deferred income taxes	—	404,000
Minority interest in partnership	—	7,000
Changes in assets and liabilities:
Accounts receivable	(31,000)	47,000
Inventories	10,000	(78,000)
Prepaids and other current assets	427,000	242,000
Other assets	(206,000)	(267,000)
Accounts payable	(535,000)	(1,336,000)
Accrued expenses	307,000	437,000
Other liabilities	(116,000)	33,000

Net cash provided by operating activities	1,174,000	766,000
Cash flows used in investing activities:
Purchases of property and equipment	(794,000)	(181,000)
Proceeds from sale of restaurant equipment	55,000	—

Net cash used in operating activities	(739,000)	(181,000)
Cash flows from financing activities:
Proceeds from sale of common stock	2,999,000	—
Loan proceeds	—	9,000
Payments on notes payable to related party	(99,000)	(92,000)
Payments on long-term debt	(202,000)	(137,000)
Payments on capital lease obligations	—	(19,000)

Net cash provided by (used in) financing activities	2,698,000	(239,000)

Net increase in cash and cash equivalents	3,133,000	346,000
Cash and cash equivalents, beginning of period	8,903,000	1,405,000

Cash and cash equivalents, end of period	$12,036,000	$1,751,000

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

        The accompanying consolidated financial statements of Chicago Pizza & Brewery, Inc., and its wholly owned subsidiary, Chicago Pizza Northwest, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United Sates, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Additionally, the accompanying consolidated financial statements included the accounts of BJ's Chicago Pizzeria, Lahaina, Hawaii until April 2001,when it was purchased by a minority shareholder.

        The accompanying consolidated financial statements have not been audited by independent auditors, but include all adjustments (consisting of normal recurring adjustments) which are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

        Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles in the United States have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 31, 2001. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements.

NET INCOME PER SHARE

        Net income per share is computed in accordance with Financial Accounting Standards Board (FASB) No. 128, Earnings Per Share. Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under the Company's stock option plan and outstanding warrants.

EQUITY TRANSACTIONS

        During the three months ended March 31, 2002, approximately 613,000 redeemable warrants and 10,000 Company stock options were exercised, providing approximately $2,999,000 in cash proceeds to the Company, net of approximately $17,000 of related costs.

        The Company received cash proceeds of approximately $32,938,000 from the exercise of approximately 6,736,000 redeemable warrants subsequent to March 31, 2002 and before their expiration date of April 8, 2002.

RELATED PARTY

        As of March 31, 2002, Jacmar Companies and their affiliates (collectively referred to herein as "Jacmar") owned approximately 65.0% of the Company's outstanding common stock. During fiscal 2001, Jacmar acquired 6,868,000 shares of common stock increasing its ownership to 68.5% at December 31, 2001 from 15.5% at the beginning of 2001. In connection with the above mentioned equity transactions, Jacmar's ownership was diluted to approximately 42.0% subsequent to March 31, 2002. Common stock activity as of December 31, 2001 was as follows:

Date Acquired	Shares Acquired		Accumulated Ownership
Through December 31, 2000	1,190,000		15.5%
January 18, 2001	2,207,000	(1)	28.9
March 13, 2001	661,000	(2)	8.6
April 30, 2001	800,000	(3)	3.7
August 14, 2001	3,200,000	(3)	11.8

As of December 31, 2001	8,058,000		68.5%

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

        Jacmar, through its specialty wholesale food distributorship, is the Company's largest supplier of food, beverage and paper products. Jacmar sells products to the Company at prices comparable to those offered by unrelated third parties. Jacmar supplied the Company with approximately $2,457,000 and $1,987,000 of food, beverage and paper products for the quarter ended March 31, 2002 and 2001, respectively and had trade payables related to these products of approximately $852,000 and $724,000 at March 31, 2002 and 2001, respectively. Additionally, the Company paid Jacmar approximately $15,000 for the three months ended March 31, 2002 for various consulting services.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

        The Company adopted Statement 142 in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 resulted in an increase in net income before tax expense of approximately $38,000 for the three months ended March 31, 2002. Pursuant to Statement 142, the Company completed the process to test goodwill for impairment and determined no write down of goodwill and intangibles was required. Other than the elimination of goodwill amortization based on fixed useful lives, the Company does not expect that these standards will have a significant impact on the Company's financial statements.

        In August, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. Statement 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted Statement 144 as of January 1, 2002. The adoption had no impact on the Company's financial position or results of operations.

RESTAURANT CLOSURES

        In February 2002, the Company closed one of its Pietro's restaurants in Eugene, Oregon. The restaurant was not meeting the Company's revenue and profitability expectations and experienced a negative cash flow over the past two years. During 2000, the Company established a reserve for restaurant closures and included an amount adequate to cover the estimated net costs.

SUBSEQUENT EVENT—EXERCISE OF WARRANTS AND PAY OFF OF TERM DEBT

        At December 31, 2001, the Company had issued and outstanding redeemable and representative warrants of approximately 8,143,000 with exercise prices of $4.89 per share and $4.82 per share, respectively.

        The Company received cash proceeds of approximately $32,938,000 from the exercise of approximately 6,736,000 redeemable warrants subsequent to March 31, 2002 and before their expiration date of April 8, 2002. The remaining 180,000 representative's warrants expire on October 8, 2002.

        On April 11, 2002, the Company utilized approximately $3,228,000 of the cash proceeds from the exercise of warrants to pay off the term loan, including a $95,000 fee to terminate the related interest rate swap agreement on the term loan.

        The following unaudited proforma balance sheet reflects the above stated exercise of the redeemable warrants and pay off of the term loan as if they had transpired as of March 31, 2002.

	March 31, 2002
	Historical (Unaudited)	Proforma (Unuadited)
Assets:
Current assets:
Cash and cash equivalents	$12,036,000	$41,746,000
Other current assets	1,891,000	1,891,000

Total current assets	13,927,000	43,637,000
Property and equipment, net	23,094,000	23,094,000
Other assets	6,339,000	6,339,000

Total assets	$43,360,000	$73,070,000
Liabilities and Shareholders' Equity:
Current liabilities:
Other current liabilities	$6,409,000	$6,409,000
Current portion of long-term debt	809,000	19,000

Total current liabilities	7,218,000	6,428,000
Long-term debt	2,343,000	—
Other liabilities	1,948,000	1,855,000

Total liabilities	11,509,000	8,283,000

Commitments and contingencies
Shareholders' equity:
Preferred stock,	—	—
Common stock	28,806,000	61,744,000
Capital surplus	1,383,000	1,383,000
Retained earnings	1,905,000	1,810,000
Accumulated other comprehensive loss	(93,000)	—
Note receivable from officer	(150,000)	(150,000)

Total shareholders' equity	31,851,000	64,787,000

Total liabilities and shareholders' equity	$43,360,000	$73,070,000

DIVIDEND POLICY

        The Company has not paid any dividends since its inception and has currently not allocated any funds for the payment of dividends. Rather, it is the current policy of the Company to retain earnings for expansion of its operations, remodeling of existing restaurants and other general corporate purposes and to not pay any cash dividends in the foreseeable future. Should the Company decide to pay dividends in the future, such payments would be at the discretion of the Board of Directors.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

        The following discussion and analysis should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's annual report as reported on Form 10-K dated December 31, 2001 including, without limitation: (i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages, including without limitation the recent increase in minimum wage in California, (vii) consumer trends, (viii) potential uninsured losses and liabilities, (ix) trademark and servicemark risks, and (x) other general economic and regulatory conditions and requirements.

GENERAL

        Chicago Pizza & Brewery, Inc. (the "Company") owns and operates 26 restaurants located in Southern California, Arizona, Oregon and Colorado and receives fees from one licensed restaurant in Lahaina, Maui. Each of these restaurants is operated as either BJ's Pizza & Grill, BJ's Restaurant & Brewery, BJ's Restaurant & Brewhouse or, located exclusively in Oregon, Pietro's Pizza. The menu at the BJ's restaurants features BJ's award winning, signature deep-dish pizza, BJ's own handcrafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The seven BJ's Restaurant & Brewery restaurants feature in-house brewing facilities where BJ's handcrafted beers are produced. The four Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

        In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been opened for eighteen months.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the unaudited Consolidated Statements of Income for the Company expressed as percentages of total revenues. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

	For the Three Months Ended March 31,

	2002	2001
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	25.7	26.5
Labor and benefits	36.5	36.2
Occupancy	7.9	7.8
Operating expenses	10.7	10.8
General and administrative	9.3	6.4
Depreciation and amortization	3.4	3.3
Restaurant opening expense	—	0.1

Total cost and expenses	93.5	91.1

Income from operations	6.5	8.9
Other income (expense):
Interest income	0.2	—
Interest expense	(0.5)	(1.0)
Other income (expense), net	0.3	—

Total other income (expense)	0.0	(1.0)

Income before minority interest and income taxes	6.5	7.9
Minority interest in partnership	—	—

Income before income taxes	6.5	7.9
Income tax expense	2.3	2.9

Net income	4.2%	5.0%

Three-Months Ended March 31, 2002 Compared to Three-Months Ended March 31, 2001.

        Revenues.    Total revenues for the three months ended March 31, 2002 increased to $17,369,000 from $15,369,000 for the comparable period in 2001, an increase of $2,000,000 or 13.0%. The increase is primarily the result of:

    The opening of restaurant & brewhouses in Irvine, California and Chandler, Arizona in August 2001 and October 2001, respectively. These new locations provided additional revenues of $2,392,000 during the first quarter of 2002 when compared with the first quarter of 2001.

    An increase in the Company's same restaurants sales for comparable periods of $405,000 or 3.1%. This increase is primarily due to an increase in customer counts and a menu price increase of approximately 2%.

    The above mentioned increases were offset by the sale or closure of three restaurants in Oregon, the sale of the Hawaii joint venture in 2001 and the closure of the Eugene II restaurant in February 2002.

        Cost of Sales.    Cost of food, beverages and paper (cost of sales) for the restaurants increased to $4,468,000 for the three months ended March 31, 2002 from $4,077,000 for the comparable period of 2001, an increase of $391,000 or 9.6%. As a percentage of sales, cost of sales decreased to 25.7% for the current quarter from 26.5% for the comparable prior-year quarter. The Company's same-store BJ's cost of sales, as a percentage of sales, decreased to 26.3% from 27.4% during the three months ended March 31, 2002 compared to the comparable period of 2001. The overall improvement in cost of sales percentage was primarily due to improved food and beverage cost control, more favorable commodity prices and newly negotiated vendor contracts with more favorable rates.

        Labor.    Labor costs for the Company increased to $6,341,000 during the three months ended March 31, 2002 from $5,558,000 during the comparable period in 2001, an increase of $783,000 or 14.1%. As a percentage of revenues, labor costs were relatively stable, increasing to 36.5% for the current quarter from 36.2% for the comparable prior-year quarter. This increase was primarily a result of higher workers compensation rates and increased minimum wage rates in California effective January 1, 2002.

        Occupancy.    Occupancy costs increased to $1,383,000 during the three months ended March 31, 2002 from $1,195,000 during the comparable period in 2001, an increase of $188,000 or 15.7%. The increase reflects the two additional restaurants which opened in 2001 and were open the entire first quarter of 2002, offset by the sale or closure of three restaurants in Oregon, the sale of the Hawaii joint venture in 2001 and the closure of the Eugene II restaurant in February 2002. As a percentage of revenues, occupancy costs increased to 7.9% for the current quarter from 7.8% for the comparable prior-year quarter. The primary reasons for the increase in occupancy costs relative to revenues was the increase in sales resulting in an increase in percentage rent.

        Operating Expenses.    Operating expenses increased to $1,851,000 during the three months ended March 31, 2002 from $1,655,000 during the comparable period in 2001, an increase of $196,000 or 11.8%. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities. As a percentage of revenues, operating expenses were relatively stable, decreasing to 10.7% for the current quarter from 10.8% for the comparable prior-year quarter.

        General and Administrative Expenses.    General and administrative expenses increased to $1,609,000 during the three months ended March 31, 2002 from $982,000 during the comparable period in 2001, an increase of $627,000 or 63.8%. As a percentage of revenues, general and administrative expenses increased to 9.3% for the current quarter from 6.4% for the comparable prior-year quarter. This increase is primarily due to the following occurrences to support the Company's growth strategy; (i) a one time hiring related cost of approximately $132,000, (ii) an increase in salary and benefits of approximately $385,000 associated with the hiring of two new executives, a store opening team and new area directors and (iii) increased professional fees related to employment agreements and human resource matters.

        Preopening Costs.    Due to the timing of restaurant openings, the Company incurred minimal costs during the first quarter of 2002 and 2001. These costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process. The Company expects expenditures related to the opening of restaurants to be substantial during the balance of the year, as four additional restaurants are planned to be opened during the year.

        Depreciation and Amortization.    Depreciation and amortization increased to $582,000 during the three months ended March 31, 2002 from $514,000 during the comparable period of 2001, an increase of $68,000 or 13.2%. The increase was due to the acquisition of restaurant equipment, furniture and improvements and brewery equipment totaling $5,882,000 in 2001 for the two restaurants opened during 2001, offset partially by the $38,000 decrease in amortization expense which resulted from the adoption of Statement 142.

        Interest Expense, Net.    Interest expense, net decreased to $48,000 during the three months ended March 31, 2002 from $156,000 during the comparable period in 2001, a decrease of $108,000, or 69.2%. This decrease is primarily due to increased interest income on cash deposits in 2002 and more favorable interest rates provided by the Company's new collateralized credit facility, which became effective in February 2001. Additionally, during 2001, the Company paid off two of its notes, which carried substantially higher interest rates. The Company expects that interest expense will decrease for the balance of 2002 due to the April 2002 pay off of the term loan, with an outstanding balance of $3,133,000 at March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's overall operating activities, as detailed in the Consolidated Statement of Cash Flows, provided $1,174,000 of net cash during the three months ended March 31, 2002, a $408,000 or 53.3% increase from the $766,000 generated in the comparable quarter of the prior year. The increase in cash from operating activities at March 31, 2002 in comparison to March 31, 2001 was due primarily to (i) a smaller reduction in accounts payable and (ii) a reduction in prepaids and other current assets due to the receipt of a tenant improvement allowance for $175,000.

        As described under Subsequent Event above, approximately 6,736,000 redeemable warrants were exercised subsequent to March 31, 2002 and before the expiration date on April 8, 2002, which provided approximately $32,938,000 in cash proceeds to the Company. On April 11, 2002, the Company utilized approximately $3,228,000 of the proceeds from the exercise of the warrants to pay off the term loan, including a $95,000 fee to terminate the related interest rate swap agreement on the term loan. Management believes that the Company's cash balance, which exceeded $43,000,000 as of April 11, 2002, along with its projected positive cash flow, is sufficient to sustain its operations and plans to open new restaurants for the next several years.

        The Company has signed leases for, and plans to open, restaurants in Oxnard, Cupertino and Thousand Oaks California and Lewisville, Texas during the last half of 2002.

RESTAURANT DEVELOPMENT LOAN

Credit Facility

        In February 2001, the Company entered into an agreement with a bank for a collateralized credit facility for a maximum amount of $8,000,000. There was an initial funding of $4,000,000 to replace an existing loan on terms more favorable to the Company. The funded term loan portion of the facility bears interest at 2.0% per annum in excess of the bank's LIBOR rate. The rates keyed to LIBOR are fixed for various lengths of time at the Company's option. The borrowed funds, augmented by the Company's operating cash flow, were used for construction and equipment costs related to the development of the four restaurants opened during 2000. As required by the agreement, monthly principal repayments of approximately $67,000 commenced on March 13, 2001.

        Under the revolving portion of this credit facility, the Company is able to borrow amounts from time to time, in aggregate not to exceed $4,000,000, to finance capital expenditures associated with the opening of new restaurants, and for working capital purposes. The rates for these borrowings will be 2.0% per annum in excess of the bank's LIBOR rate and fixed for various lengths of time at the Company's option. Amounts borrowed under the revolving portion of the facility can be converted into one or more four-year term loans in minimum amounts of $1,000,000 at the Company's option. Term loans created through the conversion facility will be charged interest in accordance with the same LIBOR-based rate structure as the revolving portion. The Company is required to maintain a ratio of

EBITDA (earnings before interest, taxes, depreciation and amortization), less taxes paid, less maintenance capital expenditures to consolidated debt service of not less than 2.0 to 1.0 at the close of each fiscal quarter for the four consecutive quarters then ending. The Company must also not exceed a ratio of funded indebtedness (borrowed funds including capital leases) to EBITDA of 1.75 to 1.0. Capital expenditures related to the opening of new stores cannot exceed $7,000,000 annually. The Company was in compliance with all loan covenants as of March 31, 2002.

        In conjunction with the loan agreement, the Company granted a collateralized interest to the bank in all of the Company's inventory, accounts receivable, equipment and trademarks, whether now owned or hereinafter acquired. Also included under this agreement are all proceeds, including insurance proceeds, from the sale, destruction, loss or other disposition of the collateralized property.

Interest Rate Swap

        During 2001, the Company entered into an interest rate swap agreement with a notional amount equal to the amount outstanding on the term loan to reduce the impact of changes in interest rates on its debt. The agreement effectively fixed the interest rate on the term loan at 7.5% through February 13, 2006.

        On April 11, 2002, the Company utilized approximately $3,228,000 of the proceeds from the exercise of the warrants to pay off the term loan, including a $95,000 fee to terminate the related interest rate swap agreement on the term loan.

IMPACT OF INFLATION

        Price increases on food, labor and occupancy costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to the federal or state minimum wage, which has been increased numerous times and remains subject to future increases.

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

        Under accounting for closed restaurants, the Company must estimate the costs required to close a restaurant, sublease it in the local real estate market, and operate it until the closing date. All of these computations require estimates, which are subject to change with market conditions. As of March 31, 2002, the Company had a reserve for store closures of approximately $218,000, to cover the anticipated losses for two locations in Oregon. No additional restaurant closings are planned as of March 31, 2002, but with long-term changes in real estate markets and local restaurant markets, additional units may be identified in future years for closure.

        Property and equipment accounting requires estimates of the useful lives for the assets for depreciation purposes and selection of depreciation methods. Management believes the useful lives reflect the actual economic life of the underlying assets. The Company has elected to use the straight-line method of depreciation for financial statement purposes. Renewals and betterments that materially extend the useful life of an asset are capitalized while maintenance and repair costs are charged to operations as incurred. Judgment is often required in the decision to distinguish between an asset which qualifies for capitalization versus an expenditure which is for maintenance and repairs.

        Deferred tax accounting requires that the Company evaluate net deferred tax assets to determine if these assets will be realized in the foreseeable future. The valuation test considers whether it is more likely than not that the assets will be realized. This test requires projection of the Company's taxable income into future years to determine if the there will be income sufficient to realize the tax assets (future tax deductions, net operating loss carryforwards and/or FICA tax credit carryforwards). The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws. The Company's net deferred tax assets at March 31, 2002 totaled approximately $838,000.

        Related party accounting requires the proper identification of related parties and extensive disclosure of the transactions and balances with such related parties. Related parties include Jacmar and ASSI, Inc. Jacmar is the Company's largest supplier of food, beverage and paper products and, through its affiliates, as of March 31, 2002, Jacmar owns 65.0% of the Company's outstanding common stock (42.0% as of April 20, 2002). ASSI, Inc. is a former shareholder that now holds an option to purchase 200,000 shares of the Company's common stock at $4.00 per share. Disclosure of transactions and balances with Jacmar and ASSI, Inc. is included in Item 1 and in the Notes to Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCOLSURES ABOUT MARKET RISK

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

        The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to the $8,000,000 term loan and revolving credit facility (the "credit facility"). There was approximately $3,133,000 outstanding under the credit facility as of March 31, 2002. Borrowings under the credit facility bear interest at 2% per annum in excess of the bank's LIBOR rate. The Company seeks to mitigate its exposure to capital markets risk by assessing its interest rate exposure for the term of its debt instruments and partially or fully hedging such exposure using interest rate swap contracts. On April 11, 2002, the Company utilized approximately $3,228,000 of the proceeds from the exercise of the warrants to pay off the term loan, including a $95,000 fee to terminate the related interest rate swap agreement on the term loan. A hypothetical 1% interest rate change would not have a material impact on the Company's comprehensive income.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. Punitive damages awards and employee unfair practice claims, however, are not covered by the Company's general liability insurance. To date, the Company has not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims, employee unfair practice claims or any other actions. Although the Company is not currently a party to any such legal proceedings that management believes would have a material adverse effect upon the Company's business or financial position, it is possible that in the future the Company could become a party to such proceedings.

        On May 7, 2002, the Company received a copy of a complaint filed on April 29, 2002, with the Clark County Nevada District Court by ASSI, Inc. ("ASSI") against the Company, Paul Motenko and Jeremiah Hennessy. The Company also received a copy of a complaint filed on April 30, 2002, with the Orange County California Superior Court by ASSI against BJ Chicago, LLC, Jacmar Companies, James Dal Pozzo and William Tilley (collectively referred to herein as "Jacmar"), in which the Company was not named as a party. Both complaints allege that the defendants in each case breached their implied covenant of good faith and fair dealing to ASSI, made false and misleading statements to ASSI, and interfered with ASSI's contractual relations with the Company, in connection with ASSI's sale of approximately 2,207,000 shares of common stock of the Company which was completed in January 2001. Both complaints seek an unspecified amount of monetary damages. On May 1, 2002, the Company also received a copy of a demand for arbitration filed by ASSI against Jacmar in connection with the January 2001 stock sale transaction between ASSI and Jacmar, which appears to make similar allegations but does not name the Company as a party. The demand seeks arbitration in Los Angeles, California under the Rules of the American Arbitration Association.

        Management of the Company believes that all of the allegations in the complaints and arbitration demand are without merit. The Company intends to vigorously defend itself against all of the allegations and to raise all available defenses, including without limitation, the fact that ASSI signed a release of all claims against the Company and all of its affiliates in connection with the January 2001 stock sale transaction between ASSI and Jacmar, in return for which ASSI received warrants to purchase 200,000 shares of common stock of the Company. There can be no assurance, however, as to the outcome of this or any other litigation that may be filed against the Company. The Company's management believes that the ultimate disposition of this complaint will not have a material adverse effect on the Company's results of operations or financial condition.

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

4.1
Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement).

4.2
Form of Representative's Warrant (incorporated by reference to Exhibit 4.4. of the Registration Statement).

(b)
Reports on Form 8-K

        The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO PIZZA & BREWERY, INC. (Registrant)
May 2, 2002	By:	/s/ PAUL A. MOTENKO Paul A. Motenko Chairman of the Board of Directors, Co-Chief Executive Officer, Vice President and Secretary
	By:	/s/ JEREMIAH J. HENNESSY Jeremiah J. Hennessy Director, Co-Chief Executive Officer and President
	By:	/s/ C. DOUGLAS MITCHELL C. Douglas Mitchell Chief Financial Officer

QuickLinks

CHICAGO PIZZA & BREWERY, INC.
PART I. FINANCIAL INFORMATION
CHICAGO PIZZA & BREWERY, INC. CONSOLIDATED BALANCE SHEETS
CHICAGO PIZZA & BREWERY, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
CHICAGO PIZZA & BREWERY, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHICAGO PIZZA & BREWERY, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES