Form 10-Q
period 2002-06-30
CHICAGO PIZZA & BREWERY INC
filed 2002-08-07
CIK 1013488

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 6, 2002, there were 19,142,215 shares of Common Stock of the Registrant outstanding.

CHICAGO PIZZA & BREWERY, INC.

PART I. FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL INFORMATION

CHICAGO PIZZA & BREWERY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$41,400,000	$8,903,000
Accounts receivable	259,000	146,000
Inventories	673,000	669,000
Prepaids and other current assets	393,000	1,126,000
Deferred taxes	255,000	356,000

Total current assets	42,980,000	11,200,000
Property and equipment, net	25,666,000	22,848,000
Deferred income taxes	517,000	482,000
Intangible assets, net	5,323,000	5,471,000
Other assets	466,000	254,000

Total assets	$74,952,000	$40,255,000

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$3,023,000	$2,485,000
Accrued expenses	4,229,000	3,741,000
Current portion of notes payable to related parties	411,000	406,000
Current portion of long-term debt	9,000	809,000

Total current liabilities	7,672,000	7,441,000
Notes payable to related parties	381,000	585,000
Long-term debt	8,000	2,545,000
Reserve for store closures	145,000	145,000
Other liabilities	1,150,000	1,444,000

Total liabilities	9,356,000	12,160,000

Commitments and contingencies
Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000,000 shares authorized and 19,142,215 and 11,768,005 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	61,588,000	25,807,000
Capital surplus	1,383,000	1,383,000
Retained earnings	2,815,000	1,169,000
Accumulated other comprehensive loss	—	(114,000)
Note receivable from officer	(190,000)	(150,000)

Total shareholders' equity	65,596,000	28,095,000

Total liabilities and shareholders' equity	$74,952,000	$40,255,000

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$18,298,000	$15,974,000	$35,667,000	$31,343,000
Costs and expenses:
Cost of sales	4,629,000	4,389,000	9,097,000	8,466,000
Labor and benefits	6,615,000	5,674,000	12,956,000	11,231,000
Occupancy	1,436,000	1,193,000	2,819,000	2,389,000
Operating expenses	1,926,000	1,640,000	3,777,000	3,295,000
General and administrative	1,734,000	1,241,000	3,343,000	2,223,000
Depreciation and amortization	592,000	495,000	1,174,000	1,009,000
Restaurant opening expense	109,000	67,000	121,000	77,000

Total cost and expenses	17,041,000	14,699,000	33,287,000	28,690,000

Income from operations	1,257,000	1,275,000	2,380,000	2,653,000
Other income (expense):
Interest income	172,000	12,000	203,000	13,000
Interest expense	(119,000)	(105,000)	(198,000)	(262,000)
Other income, net	87,000	299,000	146,000	298,000

Total other income	140,000	206,000	151,000	49,000

Income before minority interest and income tax expense	1,397,000	1,481,000	2,531,000	2,702,000
Minority interest in partnership	—	16,000	—	8,000

Income before income tax expense	1,397,000	1,497,000	2,531,000	2,710,000
Income tax expense	487,000	512,000	885,000	962,000

Net income	$910,000	$985,000	$1,646,000	$1,748,000

Net income per share:
Basic	$0.05	$0.12	$0.10	$0.22
Diluted	$0.05	$0.11	$0.08	$0.20

Weighted average number of shares outstanding:
Basic	18,676,000	8,203,000	16,430,000	7,932,000

Dilutive	19,895,000	9,144,000	19,573,000	8,674,000

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2002	2001
Cash flows provided by operating activities:
Net income	$1,646,000	$1,748,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,174,000	1,009,000
Gain on sale of partnership interest	—	(256,000)
Deferred income taxes	66,000	854,000
Minority interest in partnership	—	255,000
Changes in assets and liabilities:
Accounts receivable	(113,000)	7,000
Inventories	(4,000)	(78,000)
Prepaids and other current assets	733,000	(44,000)
Other assets	(212,000)	50,000
Accounts payable	538,000	(1,038,000)
Accrued expenses	488,000	(28,000)
Other liabilities	(47,000)	(3,000)

Net cash provided by operating activities	4,269,000	2,476,000
Cash flows used in investing activities:
Purchases of property and equipment	(4,033,000)	(1,185,000)
Increase in notes receivable from officer	(40,000)	—
Proceeds from sale of partnership interest	—	114,000
Proceeds from sale of restaurant equipment	56,000	60,000

Net cash used in investing activities	(4,017,000)	(1,011,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	35,781,000	1,922,000
Loan proceeds	—	9,000
Payments on notes payable to related party	(199,000)	(186,000)
Payments on long-term debt	(3,337,000)	(884,000)
Payments on capital lease obligations	—	(22,000)
Distributions to minority interest partners	—	(19,000)

Net cash provided by financing activities	32,245,000	820,000

Net increase in cash and cash equivalents	32,497,000	2,285,000
Cash and cash equivalents, beginning of period	8,903,000	1,405,000

Cash and cash equivalents, end of period	$41,400,000	$3,690,000

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

        The accompanying consolidated financial statements of Chicago Pizza & Brewery, Inc., and its wholly owned subsidiary, Chicago Pizza Northwest, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Additionally, the accompanying consolidated financial statements included the accounts of BJ's Chicago Pizzeria, Lahaina, Hawaii until April 2001, when it was purchased by a minority shareholder.

        The accompanying consolidated financial statements have not been audited by independent auditors, but include all adjustments (consisting of normal recurring accruals) which are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

        Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 31, 2001. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements.

NET INCOME PER SHARE

        Net income per share is computed in accordance with Financial Accounting Standards Board (FASB) No. 128, Earnings Per Share. Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period, which includes options outstanding under the Company's stock option plan and outstanding warrants.

EQUITY TRANSACTIONS

        During the six months ended June 30, 2002, approximately 7,349,000 redeemable warrants and approximately 25,000 stock options were exercised, providing approximately $35,781,000 in cash proceeds to the Company, net of approximately $214,000 of related costs.

LONG-TERM DEBT

        On April 11, 2002, the Company utilized approximately $3,228,000 of the cash proceeds from the exercise of warrants to pay off the term loan, including a $95,000 fee to terminate the related interest rate swap agreement on the term loan.

RELATED PARTY

        As of June 30, 2002, Jacmar Companies and their affiliates (collectively referred to herein as "Jacmar") owned approximately 42.1% of the Company's outstanding common stock. During fiscal 2001, Jacmar acquired 6,868,000 shares of common stock increasing its ownership to 68.5% at

December 31, 2001 from 15.5% at the beginning of 2001. In connection with the above mentioned warrant and option exercises, Jacmar's ownership was diluted to approximately 42.1% as of June 30, 2002. Common stock activity as of December 31, 2001 was as follows:

Date Acquired	Shares Acquired		Accumulated Ownership
Through December 31, 2000	1,190,000		15.5%
January 18, 2001	2,207,000	(1)	28.9
March 13, 2001	661,000	(2)	8.6
April 30, 2001	800,000	(3)	3.7
August 14, 2001	3,200,000	(3)	11.8

As of December 31, 2001	8,058,000		68.5%

(1)
On January 18, 2001, BJ Chicago, LLC, an affiliate of the Jacmar Companies, completed a transaction to purchase approximately 2,207,000 shares from ASSI, Inc. (a shareholder of the Company). The Company granted registration rights to Jacmar on the shares purchased from ASSI, Inc. Concurrently, the Company issued to ASSI, Inc. an option to purchase 200,000 shares of common stock at an exercise price of $4.00 per share through December 31, 2005 in exchange for a release of any claims of ASSI, Inc., against the Company and affiliates including any rights it might have had to purchase additional shares from the Company under an agreement that was pending immediately prior to the Jacmar transaction. The Company recorded the estimated fair value of the option upon grant of $268,000 as a direct cost of the stock offering.

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

        Jacmar, through its specialty wholesale food distributorship, is the Company's largest supplier of food, beverage and paper products. Jacmar sells products to the Company at prices comparable to those offered by unrelated third parties. Jacmar supplied the Company with approximately $5,141,000 and $4,222,000 of food, beverage and paper products for the six months ended June 30, 2002 and 2001, respectively, and had trade payables related to these products of approximately $915,000 and $769,000 at June 30, 2002 and 2001, respectively. Additionally, the Company paid Jacmar approximately $15,000 for the three months ended June 30, 2002 for various consulting services.

        ASSI, Inc. has filed complaint in California against officers and shareholders of the Company in connection with the January 18, 2001 transaction between BJ Chicago LLC and ASSI, Inc. This litigation is described in Part II, Item 1, however management of the Company believes that all the allegations in the complaint and arbitration demand are without merit.

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

        The Company adopted Statement 142 in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 resulted in a decrease in expenses, when compared to 2001, of approximately $76,000 for the six months ended June 30, 2002. Pursuant to Statement 142, the Company completed the process to test goodwill for impairment and determined no write down of goodwill and intangibles was required. Other than the elimination of goodwill amortization, the Company does not expect that these standards will have a significant impact on the Company's financial statements.

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

RESTAURANT CLOSURES

        In February 2002, the Company closed one of its Pietro's restaurants in Eugene, Oregon. The restaurant was not meeting the Company's revenue and profitability expectations and experienced a negative cash flow over the past two years. During 2000, the Company established a reserve for restaurant closures and included an amount adequate to cover the estimated net costs for the Eugene, Oregon closure.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

        The following discussion and analysis should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's annual report as reported on Form 10-K dated December 31, 2001 including, without limitation: (i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages, including without limitation the recent increase in minimum wage in California, (vii) consumer trends, (viii) potential uninsured losses and liabilities, (ix) increasing insurance costs, (x) trademark and servicemark risks, (xi) government regulations (xii) licensing costs, and (xiii) other general economic and regulatory conditions and requirements.

GENERAL

        The Company owns and operates 26 restaurants located in Southern California, Arizona, Oregon and Colorado and receives fees from one licensed restaurant in Lahaina, Maui. Each of these restaurants is operated as either BJ's Pizza & Grill, BJ's Restaurant & Brewery, BJ's Restaurant & Brewhouse or, located exclusively in Oregon, Pietro's Pizza. The menu at the BJ's restaurants features BJ's award winning, signature deep-dish pizza, BJ's own handcrafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The seven BJ's Restaurant & Brewery restaurants feature in-house brewing facilities where BJ's handcrafted beers are produced. The four Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

        In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been opened for eighteen months.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the Consolidated Statements of Income for the Company expressed as percentages of total revenues. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.3	27.5	25.5	27.0
Labor and benefits	36.2	35.5	36.3	35.8
Occupancy	7.8	7.5	7.9	7.6
Operating expenses	10.5	10.3	10.6	10.5
General and administrative	9.5	7.8	9.4	7.1
Depreciation and amortization	3.2	3.1	3.3	3.2
Restaurant opening expense	0.6	0.4	0.3	0.2

Total cost and expenses	93.1	92.1	93.3	91.4

Income from operations	6.9	7.9	6.7	8.6
Other income (expense):
Interest income	0.9	0.1	0.6	0.0
Interest expense	(0.7)	(0.7)	(0.6)	(0.8)
Other income (expense), net	0.5	1.9	0.4	1.0

Total other income (expense)	0.7	1.3	0.4	0.2

Income before minority interest and income tax expense	7.6	9.2	7.1	8.8
Minority interest in partnership	—	0.1	—	—

Income before income tax expense	7.6	9.3	7.1	8.8
Income tax expense	2.7	3.2	2.5	3.1

Net income	4.9%	6.1%	4.6%	5.7%

Three-Months Ended June 30, 2002 Compared to Three-Months Ended June 30, 2001.

        Revenues.    Total revenues for the three months ended June 30, 2002 increased to $18,298,000 from $15,974,000 for the comparable period in 2001, an increase of $2,324,000 or 14.5%. The increase is primarily the result of:

  The opening of restaurant & brewhouses in Irvine, California and Chandler, Arizona in August 2001 and October 2001, respectively. These new locations provided additional revenues of $2,380,000 during the second quarter of 2002 when compared with the second quarter of 2001.

  An increase in the Company's same restaurants sales for comparable periods of $405,000 or 2.7%. This increase is primarily due to an increase in customer counts and a menu price increase of approximately 2% at the beginning of fiscal year 2002.

  The above mentioned increases were partially offset by the sale or closure of three restaurants in Oregon, the sale of the Hawaii joint venture in 2001 and the closure of the Eugene, Oregon restaurant in February 2002.

        Cost of Sales.    Cost of food, beverages and paper (cost of sales) for the restaurants increased to $4,629,000 for the three months ended June 30, 2002 from $4,389,000 for the comparable period of 2001, an increase of $240,000 or 5.5%. As a percentage of sales, cost of sales decreased to 25.3% for the current quarter from 27.5% for the comparable prior-year quarter. The overall improvement in cost of sales percentage was primarily due to improved food and beverage cost control, more favorable commodity prices and newly negotiated vendor contracts with more favorable rates.

        Labor.    Labor costs for the Company increased to $6,615,000 during the three months ended June 30, 2002 from $5,674,000 during the comparable period in 2001, an increase of $941,000 or 16.6%. As a percentage of revenues, labor costs increased to 36.2% for the current quarter from 35.5% for the comparable prior-year quarter. This increase was primarily a result of higher workers compensation rates and increased minimum wage rates in California effective January 1, 2002.

        Occupancy.    Occupancy costs increased to $1,436,000 during the three months ended June 30, 2002 from $1,193,000 during the comparable period in 2001, an increase of $243,000 or 20.4%. The increase reflects the two additional restaurants which opened in 2001 and were open the entire first half of 2002, partially offset by the sale or closure of three restaurants in Oregon, the sale of the Hawaii joint venture in 2001 and the closure of the Eugene, Oregon restaurant in February 2002. As a percentage of revenues, occupancy costs were relatively stable, increasing to 7.8% for the current quarter from 7.5% for the comparable prior-year quarter.

        Operating Expenses.    Operating expenses increased to $1,926,000 during the three months ended June 30, 2002 from $1,640,000 during the comparable period in 2001, an increase of $286,000 or 17.4%. As a percentage of revenues, operating expenses were relatively stable, increasing to 10.5% for the current quarter from 10.3% for the comparable prior-year quarter. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

        General and Administrative Expenses.    General and administrative expenses increased to $1,734,000 during the three months ended June 30, 2002 from $1,241,000 during the comparable period in 2001, an increase of $493,000 or 39.7%. As a percentage of revenues, general and administrative expenses increased to 9.5% for the current quarter from 7.8% for the comparable prior-year quarter. This increase is directly related to the Company's investment in infrastructure to support its growth including; (i) an increase in salary and benefits of approximately $293,000 associated with the hiring of three new executives, a store opening team and new area directors (ii) approximately $60,000 in travel expenses related to new markets and (iii) increased professional fees.

        Depreciation and Amortization.    Depreciation and amortization increased to $592,000 during the three months ended June 30, 2002 from $495,000 during the comparable period of 2001, an increase of $97,000 or 19.6%. The increase was due to the acquisition of restaurant equipment, furniture and improvements and brewery equipment totaling $5,882,000 in 2001 for the two restaurants opened during 2001, partially offset by the $36,000 decrease in goodwill amortization expense which resulted from the adoption of Statement 142.

        Restaurant Opening Expense.    Due to the timing of restaurant openings, the Company incurred minimal costs during the second quarter of 2002 and 2001. These costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process. The Company expects expenditures related to the opening of restaurants to be substantial during the last half of the year, as four or five additional restaurants are planned to be opened during the year.

        Interest Expense, Net.    The Company recognized net interest income of $53,000 during the three months ended June 30, 2002 versus net interest expense of $93,000 during the comparable period in 2001, a change of $146,000, or 157.0%. Interest income increased primarily due to the investment of approximately $35,781,000 in proceeds from issuance of common stock, and interest expense decreased primarily due to the payoff of the term loan with an outstanding balance of $3,133,000 in April 2002. The Company expects that interest expense will decrease for the balance of 2002 due to the term loan pay off in April 2002.

        Other Income, net.    Other income, net decreased to $87,000 during the three months ended June 30, 2002 from $299,000 during the comparable period in 2001, a decrease of $212,000 or 70.9%. The decrease was primarily due to the Company's recognition of a $256,000 gain on the sale of its partnership interest in the BJ's Lahaina, Maui, Hawaii restaurant during the second quarter of 2001.

Six-Months Ended June 30, 2002 Compared to Six-Months Ended June 30, 2001.

        Revenues.    Total revenues for the six months ended June 30, 2002 increased to $35,667,000 from $31,343,000 for the comparable period in 2001, an increase of $4,324,000 or 13.8%. The increase is primarily the result of:

  The opening of restaurant & brewhouses in Irvine, California and Chandler, Arizona in August 2001 and October 2001, respectively. These new locations provided additional revenues of $4,773,000 for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001.

  An increase in the Company's same restaurants sales for comparable periods of $860,000 or 3.0%. This increase is primarily due to an increase in customer counts and a menu price increase of approximately 2% at the beginning of fiscal year 2002.

  The above mentioned increases were partially offset by the sale or closure of three restaurants in Oregon, the sale of the Hawaii joint venture in 2001 and the closure of the Eugene, Oregon restaurant in February 2002.

        Cost of Sales.    Cost of food, beverages and paper (cost of sales) for the restaurants increased to $9,097,000 for the six months ended June 30, 2002 from $8,466,000 for the comparable period of 2001, an increase of $631,000 or 7.5%. As a percentage of sales, cost of sales decreased to 25.5% for the current six month period from 27.0% for the comparable prior-year period. The overall improvement in cost of sales percentage was primarily due to improved food and beverage cost control, more favorable commodity prices and newly negotiated vendor contracts with more favorable rates.

        Labor.    Labor costs for the Company increased to $12,956,000 during the six months ended June 30, 2002 from $11,231,000 during the comparable period in 2001, an increase of $1,725,000 or 15.4%. As a percentage of revenues, labor costs increased to 36.3% for the current six month period from 35.8% for the comparable prior-year period. This increase was primarily a result of higher workers compensation rates and increased minimum wage rates in California effective January 1, 2002.

        Occupancy.    Occupancy costs increased to $2,819,000 during the six months ended June 30, 2002 from $2,389,000 during the comparable period in 2001, an increase of $430,000 or 18.0%. The increase reflects the two additional restaurants which opened in 2001 and were open the entire first half of 2002, partially offset by the sale or closure of three restaurants in Oregon, the sale of the Hawaii joint venture in 2001 and the closure of the Eugene, Oregon restaurant in February 2002. As a percentage of revenues, occupancy costs were relatively stable, increasing to 7.9% for the current six month period from 7.6% for the comparable prior-year period.

        Operating Expenses.    Operating expenses increased to $3,777,000 during the six months ended June 30, 2002 from $3,295,000 during the comparable period in 2001, an increase of $482,000 or 14.6%.

As a percentage of revenues, operating expenses were relatively stable, increasing to 10.6% for the current six month period from 10.5% for the comparable prior-year period. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

        General and Administrative Expenses.    General and administrative expenses increased to $3,343,000 during the six months ended June 30, 2002 from $2,223,000 during the comparable period in 2001, an increase of $1,120,000 or 50.4%. As a percentage of revenues, general and administrative expenses increased to 9.4% for the current six month period from 7.1% for the comparable prior-year period. This increase is directly related to the Company's investment in infrastructure to support its growth including; (i) a one time hiring related cost of approximately $132,000 (ii) an increase in salary and benefits of approximately $415,000 associated with the hiring of three new executives, a store opening team and new area directors and (iii) approximately $326,000 related to increased professional fees.

        Depreciation and Amortization.    Depreciation and amortization increased to $1,174,000 during the six months ended June 30, 2002 from $1,009,000 during the comparable period of 2001, an increase of $165,000 or 16.4%. The increase was due to the acquisition of restaurant equipment, furniture and improvements and brewery equipment totaling $5,882,000 in 2001 for the two restaurants opened during 2001, partially offset by the $76,000 decrease in amortization expense which resulted from the adoption of Statement 142.

        Restaurant Opening Expense.    Due to the timing of restaurant openings, the Company incurred minimal costs during the first half of 2002 and 2001. These costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process. The Company expects expenditures related to the opening of restaurants to be substantial during the balance of the year, as four or five additional restaurants are planned to be opened during the year.

        Interest Expense, Net.    The Company recognized net interest income of $5,000 during the six months ended June 30, 2002 versus net interest expense of $249,000 during the comparable period in 2001, a change of $254,000, or 102.0%. Interest income increased primarily due to the investment of approximately $35,781,000 in proceeds from issuance of common stock, and interest expense decreased primarily due to the payoff of the term loan with an outstanding balance of $3,133,000 in April 2002. The Company expects that interest expense will decrease for the balance of 2002 due to the term loan pay off in April 2002.

        Other Income, Net.    Other income, net decreased to $146,000 during the six months ended June 30, 2002 from $298,000 during the comparable period in 2001, a decrease of $152,000 or 51.0%. The decrease was primarily due to the Company's recognition of a $256,000 gain on the sale of its partnership interest in the BJ's Lahaina, Maui, Hawaii restaurant during the second quarter of 2001and lottery earnings at the Company's Pietro's Pizza locations due to the initiation of the lottery program in the second half of 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's overall operating activities, as detailed in the Consolidated Statement of Cash Flows, provided $4,269,000 of net cash during the six months ended June 30, 2002, a $1,793,000 or 72.4% increase from the $2,476,000 generated in the comparable period of the prior year. The increase in cash from operating activities at June 30, 2002 in comparison to June 30, 2001 was due primarily to (i) a favorable change in accounts payable and accrued expenses in 2002, as opposed to 2001 when the Company returned to normal terms with suppliers after securing new financing (ii) a reduction in prepaids and other current assets due to principally the receipt of a tenant improvement allowance for $175,000, and the amortization of prepaid warrant costs of approximately $214,000.

        As described under Equity Transactions above, approximately 7,349,000 redeemable warrants were exercised during the six months ended June 30, 2002 providing approximately $35,781,000 in cash proceeds to the Company. On April 11, 2002, the Company utilized approximately $3,228,000 of the proceeds from the exercise of the warrants to pay off the term loan, including a $95,000 fee to terminate the related interest rate swap agreement on the term loan. Management believes that the Company's cash balance, along with its projected positive cash flow, is sufficient to sustain its operations and plans to open new restaurants for the next several years.

        The Company has signed leases for, and plans to open, restaurants in Oxnard, Cupertino and Thousand Oaks California and Lewisville, Texas during the last half of 2002. Additionally, the Company has signed leases for, and plans to open, restaurants in Addison, Texas either the last half of 2002 or the first half of 2003 and Houston, Texas during the first half of 2003.

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

        On April 11, 2002, the Company utilized approximately $3,228,000 of the proceeds from the exercise of the warrants to pay off the term loan, including a $95,000 fee to terminate the related interest rate swap agreement on the term loan and terminated the revolving credit facility.

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

        Under accounting for closed restaurants, the Company must estimate the costs required to close a restaurant, sublease it in the local real estate market, and operate it until the closing date. All of these computations require estimates, which are subject to change with market conditions. As of June 30, 2002, the Company had a reserve for store closures of approximately $215,000, to cover the anticipated losses for two locations in Oregon. No additional restaurant closings are planned as of June 30, 2002, but with long-term changes in real estate markets and local restaurant markets, additional units may be identified in future years for closure.

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

        Deferred tax accounting requires that the Company evaluate net deferred tax assets to determine if these assets will be realized in the foreseeable future. The valuation test considers whether it is more likely than not that the assets will be realized. This test requires projection of the Company's taxable income into future years to determine if the there will be income sufficient to realize the tax assets (future tax deductions, net operating loss carryforwards and/or FICA tax credit carryforwards). The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws. The Company's net deferred tax assets at June 30, 2002 was approximately $772,000.

        Related party accounting requires the proper identification of related parties and extensive disclosure of the transactions and balances with such related parties. Related parties include Jacmar and ASSI, Inc. Jacmar is the Company's largest supplier of food, beverage and paper products and, through its affiliates, as of June 30, 2002, Jacmar owns 42.1% of the Company's outstanding common stock. ASSI, Inc. is a former shareholder that now holds an option to purchase 200,000 shares of the Company's common stock at $4.00 per share. Disclosure of transactions and balances with Jacmar and ASSI, Inc. is included in Part II Item 1 and in the Notes to Consolidated Financial Statements.

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

        On May 7, 2002, the Company received a copy of a complaint that had been filed on behalf of ASSI, Inc., a Nevada corporation ("ASSI"), on April 29, 2002, in the District Court of Clark County, Nevada (the "Nevada Case"). The defendants named in that suit were the Company and two of its officers and directors, Paul A. Motenko and Jeremiah J. Hennessy. However, before the Company or Messrs. Motenko or Hennessy were required to respond to ASSI's complaint, ASSI voluntarily dismissed the Nevada Case in its entirety on June 13, 2002. Thus, the Nevada Case no longer is pending against either the Company or Messrs. Motenko and Hennessy.

        The Company also received a copy of a complaint that was reported to have been filed in ASSI's behalf on April 30, 2002, in the Superior Court of Orange County, California (the "California Case"). The defendants initially named in that complaint were BJ Chicago, LLC, the Jacmar Companies, James A. Dal Pozzo, and William H. Tilley (collectively, the "Jacmar Parties"). Mr. Tilley and Mr. Dal Pozzo are officers of the Jacmar Companies, and Mr. Dal Pozzo is a director of the Company. On June 10, 2002, ASSI amended its complaint in the California Case, by which it dropped its claim for alleged violations of section 10(b) of the federal Securities Exchange Act, but added Messrs. Motenko and Hennessy as defendants. Consequently, ASSI's remaining claims for relief are all state law claims, alleging: (1) violation of section 25401 of the California Corporation Code, (2) violation of section 25400(d) of the California Corporation Code, (3) fraudulent misrepresentation, (4) fraudulent nondisclosure, (5) intentional interference with economic relations, (6) unjust enrichment, and (7) conspiracy to defraud. The Company is not a party to the California Case.

        Messrs. Motenko and Hennessy believe that the claims against them are wholly without merit. They intend to vigorously defend against all of the allegations and to raise all available defenses, including, but not limited to, asserting a complete defense under the applicable "Mutual General Release" (the "Release"). ASSI, Louis Habash (the president of ASSI), and the Company executed the Release in December 2000, which serves to release all known and unknown claims, including all claims relating to a proposed stock purchase transaction between ASSI and the Company, that ASSI and Mr. Habash may have against the Company, its directors, officers, employees, agents and affiliates, including Messrs. Motenko and Hennessy.

        On or about May 1, 2002, the Company also received a copy of a demand for arbitration made by ASSI with the American Arbitration Association against BJ Chicago, LLC, which appears to make similar allegations to those alleged in the dismissed Nevada Case and California Case, but does not name either the Company or Messrs. Motenko and Hennessy as parties. As such, the Company is currently taking no action with regard to the arbitration demand.

        There can be no assurance as to the outcome of the California Case, the arbitration, or any other litigation that may be filed against the Company. The Company's management believes, however, that the ultimate disposition of the California Case will not have a material adverse effect on the Company's results of operations or financial condition.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On July 19, 2002, the Company held its Annual Meeting of Shareholders. Shareholders voted upon the election of directors and the ratification of Ernst & Young, as the Company's independent public auditors for the fiscal year ending December 29, 2002. Paul A. Motenko, Jeremiah J. Hennessy, Steven C. Leonard, James A. Dal Pozzo, Shann M. Brassfield, John F. Grundhofer, J. Roger King, and Louis M. Mucci, all of whom were directors prior to the Annual Meeting and were nominated by management for re-election, were re-elected at the meeting. The following votes were cast for each of the nominees:

Name	For	Authority Withheld
Paul A. Motenko	16,875,349	47,780
Jeremiah J. Hennessy	16,882,149	46,880
Steven C. Leonard	16,924,429	4,600
James A. Dal Pozzo	16,925,429	3,600
Shann M. Brassfield	16,925,429	3,600
John F. Grundhofer	16,925,129	3,900
J. Roger King	16,924,829	4,200
Louis M. Mucci	16,924,929	4,100

        The shareholders also approved the ratification of Ernst & Young LLP as the Company's independent public auditors for the fiscal year ending December 29, 2002. The following votes were case on the ratification: 16,906,429 For; 21,500 Against; 1,100 Abstain.

        Shareholders who wish to submit proposals to be included in the Company's proxy materials for the 2003 annual meeting may do so in accordance with Securities and Exchange Commission Rule 14a-8. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company's management proxies may exercise their discretionary voting authority, without any discussion of the proposal in the Company's proxy materials, for any proposal which is received by the Company after January 13, 2003.

Item 5.    OTHER INFORMATION

        None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
3.1
Amended and Restated Articles of Incorporation of the Company, as amended incorporated by reference to the Company's Registration Statement on Form SB-2, effective October 8, 1996 (SEC File No. 333-5182-LA), referred to herein as the "Registration Statement".
	3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 of Form 10-Q dated March 31, 1999.
	4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement).
	4.2	Form of Representative's Warrant (incorporated by reference to Exhibit 4.4. of the Registration Statement).
	99.1	Certification of Co-Chief Executive Officers and Chief Financial Officer
(b)	Reports on Form 8-K

The Company filed a Report on Form 8-K dated as of May 24, 2002 announcing a change in its fiscal year from December 31 to the Sunday closest to December 31 in each year (whether before or after such date) to report operating results using comparable periods always ending on a Sunday and to conform to restaurant industry practices.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO PIZZA & BREWERY, INC. (Registrant)

August 6, 2002	By:	/s/ PAUL A. MOTENKO Paul A. Motenko Chairman of the Board of Directors, Co-Chief Executive Officer, Vice President and Secretary

	By:	/s/ JEREMIAH J. HENNESSY Jeremiah J. Hennessy Director, Co-Chief Executive Officer and President

	By:	/s/ C. DOUGLAS MITCHELL C. Douglas Mitchell Chief Financial Officer

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
CHICAGO PIZZA & BREWERY, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
CHICAGO PIZZA & BREWERY, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHICAGO PIZZA & BREWERY, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCOLSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES