Form 10-Q
period 2002-09-29
CHICAGO PIZZA & BREWERY INC
filed 2002-11-13
CIK 1013488

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2002
OR
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 periods (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        As of November 7, 2002, there were 19,304,715 shares of Common Stock of the Registrant outstanding.

CHICAGO PIZZA & BREWERY, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHICAGO PIZZA & BREWERY, INC.
CONSOLIDATED BALANCE SHEETS

	September 29, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,497,000	$8,903,000
Accounts and other receivables	338,000	146,000
Inventories	724,000	669,000
Prepaids and other current assets	167,000	1,126,000
Deferred taxes	208,000	356,000

Total current assets	37,934,000	11,200,000
Property and equipment, net	30,885,000	22,848,000
Deferred income taxes	14,000	482,000
Intangible assets, net	5,183,000	5,471,000
Other assets	440,000	254,000

Total assets	$74,456,000	$40,255,000

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,834,000	$2,485,000
Accrued expenses	3,143,000	3,741,000
Current portion of notes payable to related parties	411,000	406,000
Current portion of long-term debt	9,000	809,000

Total current liabilities	6,397,000	7,441,000
Notes payable to related parties	278,000	585,000
Long-term debt	4,000	2,545,000
Reserve for store closures	145,000	145,000
Other liabilities	1,085,000	1,444,000

Total liabilities	7,909,000	12,160,000

Commitments and contingencies
Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000,000 shares authorized and 19,304,715 and 11,768,005 shares issued and outstanding as of September 29, 2002 and December 31, 2001, respectively	62,085,000	25,807,000
Capital surplus	1,383,000	1,383,000
Retained earnings	3,229,000	1,169,000
Accumulated other comprehensive loss	—	(114,000)
Note receivable from officer	(150,000)	(150,000)

Total shareholders' equity	66,547,000	28,095,000

Total liabilities and shareholders' equity	$74,456,000	$40,255,000

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Periods Ended		For the Nine Periods Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Revenues	$19,046,000	$16,618,000	$54,713,000	$47,961,000
Costs and expenses:
Cost of sales	4,727,000	4,504,000	13,824,000	12,970,000
Labor and benefits	6,901,000	5,860,000	19,857,000	17,091,000
Occupancy	1,422,000	1,217,000	4,241,000	3,605,000
Operating expenses	2,299,000	1,718,000	6,076,000	5,013,000
General and administrative	1,993,000	1,364,000	5,336,000	3,587,000
Depreciation and amortization	657,000	475,000	1,831,000	1,484,000
Restaurant opening expense	700,000	373,000	821,000	450,000
Gain on sale of restaurants	—	(344,000)	—	(398,000)

Total cost and expenses	18,699,000	15,167,000	51,986,000	43,802,000

Income from operations	347,000	1,451,000	2,727,000	4,159,000
Other income (expense):
Interest income	185,000	37,000	388,000	50,000
Interest expense	(31,000)	(92,000)	(229,000)	(355,000)
Other income (expense), net	122,000	(25,000)	268,000	219,000

Total other income (expense)	276,000	(80,000)	427,000	(86,000)

Income before minority interest and income tax expense	623,000	1,371,000	3,154,000	4,073,000
Minority interest in partnership	—	—	—	8,000

Income before income tax expense	623,000	1,371,000	3,154,000	4,081,000
Income tax expense	209,000	507,000	1,094,000	1,469,000

Net income	$414,000	$864,000	$2,060,000	$2,612,000

Net income per share:
Basic	$0.02	$0.08	$0.12	$0.30
Diluted	$0.02	$0.07	$0.11	$0.27

Weighted average number of shares outstanding:
Basic	18,745,000	10,378,000	16,593,000	8,757,000

Diluted	19,788,000	11,911,000	18,360,000	9,673,000

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Periods Ended
	September 29, 2002	September 30, 2001
Cash flows provided by operating activities:
Net income	$2,060,000	$2,612,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,831,000	1,484,000
Gain on sale of partnership interest	—	(143,000)
Deferred income taxes	616,000	1,360,000
Minority interest in partnership	—	255,000
Changes in assets and liabilities:
Accounts and other receivables	(192,000)	13,000
Inventories	(55,000)	9,000
Prepaids and other current assets	959,000	(139,000)
Other assets	(186,000)	37,000
Accounts payable	349,000	(516,000)
Accrued expenses	(598,000)	(368,000)
Reserve for store closure	—	(741,000)
Other liabilities	25,000	118,000

Net cash provided by operating activities	4,809,000	3,981,000
Cash flows used in investing activities:
Purchases of property and equipment	(9,906,000)	(4,268,000)
Proceeds from sale of partnership interest	—	114,000
Proceeds from sale of restaurant equipment	56,000	78,000

Net cash used in investing activities	(9,850,000)	(4,076,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	36,278,000	9,926,000
Loan proceeds	—	9,000
Payments on notes payable to related party	(302,000)	(281,000)
Payments on long-term debt	(3,341,000)	(1,120,000)
Payments on capital lease obligations	—	(22,000)
Distributions to minority interest partners	—	(19,000)

Net cash provided by financing activities	32,635,000	8,493,000

Net increase in cash and cash equivalents	27,594,000	8,398,000
Cash and cash equivalents, beginning of period	8,903,000	1,405,000

Cash and cash equivalents, end of period	$36,497,000	$9,803,000

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

        The accompanying consolidated financial statements of Chicago Pizza & Brewery, Inc., and its wholly owned subsidiary, Chicago Pizza Northwest, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Additionally, the accompanying consolidated financial statements included the accounts of BJ's Chicago Pizzeria, Lahaina, Hawaii until April 2001, when it was purchased by the Company's partner in the restaurant.

        The accompanying consolidated financial statements have not been audited by independent auditors, but include all adjustments (consisting of normal recurring accruals) which are, in management's opinion, necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

        Effective July 1, 2002, the Company changed its fiscal year end from December 31 to the Sunday closest to December 31 in each year. In connection with this change in fiscal year, the Company also realigned its fiscal quarters whereby the first, second and third quarters will each consist of 13 weeks (4 weeks for periods 1 and 2 and 5 weeks for period 3). The fourth quarter will typically consist of 13 weeks, except approximately every fifth year it will consist of 14 weeks. Additionally, the quarter ended September 29, 2002 consists of 13 weeks which is one day less than the calendar quarter ended September 30, 2001.

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

EQUITY TRANSACTIONS

        During the nine periods ended September 29, 2002, approximately 7,349,000 redeemable warrants and approximately 188,000 stock options were exercised, providing approximately $36,278,000 in cash proceeds to the Company, net of approximately $229,000 of related costs.

        On October 8, 2002, the holder of the Company's 180,000 representative warrants informed the Company that they intend to exercise all of the warrants at their exercise price of $4.82.

LONG-TERM DEBT

        On April 11, 2002, the Company utilized approximately $3,228,000 of the cash proceeds from the exercise of warrants to pay off the term loan, including a $95,000 fee to terminate a related interest rate swap agreement on the term loan. The termination fee was charged to interest expense.

RELATED PARTY

        As of September 29, 2002, Jacmar Companies and their affiliates (collectively referred to herein as "Jacmar") owned approximately 42.0% of the Company's outstanding common stock. During fiscal 2001, Jacmar acquired 6,868,000 shares of common stock increasing its ownership to 68.5% at December 31, 2001 from 15.5% at the beginning of 2001. In connection with the above mentioned warrant and option exercises, Jacmar's ownership was diluted to approximately 42.0% as of September 29, 2002. Common stock activity for Jacmar as of December 31, 2001 was as follows:

Date Acquired	Shares Acquired		Accumulated Ownership
Through December 31, 2000	1,190,000		15.5%
January 18, 2001	2,207,000	(1)	28.9
March 13, 2001	661,000	(2)	8.6
April 30, 2001	800,000	(3)	3.7
August 14, 2001	3,200,000	(3)	11.8

As of December 31, 2001	8,058,000		68.5%

(1)
On January 18, 2001, BJ Chicago, LLC, an affiliate of the Jacmar Companies, completed a transaction to purchase approximately 2,207,000 shares from ASSI, Inc. (a shareholder of the Company). The Company granted registration rights to Jacmar on the shares purchased from ASSI, Inc. Concurrently, the Company issued to ASSI, Inc. an option to purchase 200,000 shares of common stock at an exercise price of $4.00 per share through December 31, 2005 in exchange for a release of any claims of ASSI, Inc., against the Company and affiliates including any rights it might have had to purchase additional shares from the Company under an agreement that was pending immediately prior to the Jacmar transaction. The Company recorded $268,000, the estimated fair value of the option upon grant, as a direct cost of the stock offering.

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

        Jacmar, through its specialty wholesale food distributorship, is the Company's largest supplier of food, beverage and paper products. Jacmar sells products to the Company at prices comparable to those offered by unrelated third parties. Jacmar supplied the Company with approximately $8,216,000 and $6,599,000 of food, beverage and paper products for the nine periods ended September 29, 2002 and September 30, 2001, respectively, and had trade payables related to these products of approximately $1,090,000 and $755,000 at September 29, 2002 and September 30, 2001, respectively.

Additionally, the Company paid Jacmar approximately $15,000 for the three periods ended September 29, 2002 for various consulting services.

        ASSI, Inc. has filed a complaint in California against officers and shareholders of the Company in connection with the January 18, 2001 transaction between BJ Chicago LLC and ASSI, Inc. This litigation is described in Part II, Item 1, however management of the Company believes that all the allegations in the complaint and arbitration demand are without merit.

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

        The Company adopted Statement 142 in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 resulted in a decrease in amortization expense, when compared to 2001, of approximately $114,000 for the nine periods ended September 29, 2002. Pursuant to Statement 142, the Company completed the process to test goodwill for impairment and determined no write down of goodwill and intangibles was required. Other than the elimination of goodwill amortization, the Company does not expect that these standards will have a significant impact on the Company's financial statements.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

        The following discussion and analysis should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's annual report as reported on Form 10-K dated December 31, 2001 including, without limitation: (i) the Company's ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company's historic concentration in Southern California, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) increase in food costs and wages, including without limitation the increase in minimum wage in California, (vii) consumer trends, (viii) potential uninsured losses and liabilities, (ix) increasing insurance costs, (x) trademark and servicemark risks, (xi) government regulations (xii) licensing costs, and (xiii) other general economic and regulatory conditions and requirements.

GENERAL

        The Company owns and operates 28 restaurants located in Southern California, Arizona, Oregon and Colorado and receives fees from one licensed restaurant in Lahaina, Maui. Each of these restaurants is operated as either BJ's Pizza & Grill, BJ's Restaurant & Brewery, BJ's Restaurant & Brewhouse or, located exclusively in Oregon, Pietro's Pizza. The menu at the BJ's restaurants features BJ's award winning, signature deep-dish pizza, BJ's own handcrafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The eight BJ's Restaurant & Brewery restaurants feature in-house brewing facilities where BJ's handcrafted beers are produced. The four Pietro's Pizza restaurants serve primarily Pietro's thin-crust pizza in a very casual, counter-service environment.

        In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been opened for eighteen periods.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the Consolidated Statements of Income for the Company expressed as percentages of total revenues. The results of operations for the three periods and nine periods ended September 29, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

	For the Three Periods Ended		For the Nine Periods Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.8	27.1	25.3	27.0
Labor and benefits	36.2	35.3	36.3	35.6
Occupancy	7.5	7.3	7.8	7.5
Operating expenses	12.1	10.3	11.1	10.5
General and administrative	10.5	8.2	9.8	7.5
Depreciation and amortization	3.4	2.9	3.3	3.1
Restaurant opening expense	3.7	2.2	1.5	0.9
Gain on sale of restaurants	—	(2.1)	—	(0.8)

Total cost and expenses	98.2	91.2	95.1	91.3

Income from operations	1.8	8.8	4.9	8.7
Other income (expense):
Interest income	1.0	0.2	0.7	0.1
Interest expense	(0.2)	(0.6)	(0.4)	(0.7)
Other income (expense), net	0.6	(0.2)	0.5	0.5

Total other income (expense)	1.4	(0.6)	0.8	(0.1)

Income before minority interest and income tax expense	3.2	8.2	5.7	8.6
Minority interest in partnership	—	—	—	—

Income before income tax expense	3.2	8.2	5.7	8.6
Income tax expense	1.1	3.1	2.0	3.1

Net income	2.1%	5.1%	3.7%	5.5%

Quarter Ended September 29, 2002 Compared to Quarter Ended September 30, 2001.

        Revenues.    Total revenues for the quarter ended September 29, 2002 increased to $19,046,000 from $16,618,000 for the comparable period in 2001, an increase of $2,428,000 or 14.6%. The increase is primarily the result of:

        The opening of the following new locations provided additional revenues of $2,281,000 during the third quarter of 2002 when compared with the third quarter of 2001:

Location	Style	Opening Date
Irvine, California	Restaurant & Brewhouse	August 2001
Chandler, Arizona	Restaurant & Brewery	October 2001
Westlake, California	Restaurant & Brewhouse	August 2002
Oxnard, California	Restaurant & Brewery	September 2002

        An increase in the Company's same restaurants sales for the comparable quarter of $461,000 or 3.0%. This increase is primarily due to an increase in customer counts and a menu price increase of approximately 2% at the beginning of fiscal year 2002.

        The above mentioned increases were partially offset by the sale or closure of three restaurants in Oregon, and the sale of the Hawaii joint venture in 2001, and the closure of the Eugene, Oregon restaurant in February 2002.

        Cost of Sales.    Cost of food, beverages and paper (cost of sales) for the restaurants increased to $4,727,000 for the quarter ended September 29, 2002 from $4,504,000 for the comparable period of 2001, an increase of $223,000 or 5.0%. As a percentage of sales, cost of sales decreased to 24.8% for the current quarter from 27.1% for the comparable prior-year quarter.

        The overall improvement in cost of sales percentage was primarily due to more favorable commodity prices, especially cheese, newly negotiated vendor contracts with more favorable pricing and the menu price increase posted by the Company at the beginning of 2002. Commodity prices, especially cheese, are currently at historical low levels. As noted above, the Company has entered into new vendor contracts to control food costs, however, there can be no assurance that future supplies and costs for commodities used in the Company's restaurants will not fluctuate due to weather and other market conditions.

        During the fourth quarter of 2002, the Company will be operating four new restaurants. Cost of sales is typically higher for new restaurants during the first quarter of operation as the new management team trains kitchen personnel and learns the consumption patterns of the customers.

        Labor.    Labor costs for the Company increased to $6,901,000 for the quarter ended September 29, 2002 from $5,860,000 during the comparable period in 2001, an increase of $1,041,000 or 17.8%. As a percentage of revenues, labor costs increased to 36.2% for the current quarter from 35.3% for the comparable prior-year quarter. This increase was primarily a result of higher workers compensation rates, increased minimum wage rates in California effective January 1, 2002, and increased health insurance rates.

        Occupancy.    Occupancy costs increased to $1,422,000 for the quarter ended September 29, 2002 from $1,217,000 during the comparable period in 2001, an increase of $205,000 or 16.8%. The increase reflects the additional restaurant which opened in October 2001, and the two new stores opened in August 2002 and September 2002, respectively, partially offset by the sale or closure of three restaurants in Oregon, the sale of the Hawaii joint venture in 2001 and the closure of the Eugene, Oregon restaurant in February 2002. As a percentage of revenues, occupancy costs were relatively stable, increasing to 7.5% for the current quarter from 7.3% for the comparable prior-year quarter.

        Operating Expenses.    Operating expenses increased to $2,299,000 for the quarter ended September 29, 2002 from $1,718,000 during the comparable period in 2001, an increase of $581,000 or 33.8%. As a percentage of sales, operating expenses increased to 12.1% for the current quarter from 10.3% for the comparable prior-year quarter. The increase is primarily due to the following; (i) increased credit card fees, (ii) increased marketing costs related to new markets and the continuing promotion of existing markets, (iii) increased repair and maintenance costs related to stores open for a number of years, (iv) increased utility costs, especially in California, and (v) the opening of 2 new stores in the current quarter. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, insurance, supplies and utilities.

        In October 2002, the Company renewed its insurance policies which are expensed ratably over their one year term. Insurance rates have increased significantly due to the events of September 11, 2001, the continued threat of terrorism, corporate accounting and reporting scandals and reduced investment returns for insurance carriers. The Company's premium for general liability insurance increased by approximately $121,000 due to a 12% increase in rate caused by the factors noted above and an increase in exposure reflecting the Company's new restaurants. The Company's rate for property and fire insurance decreased due to favorable claims history. The cost for the Company's non-owned automobile coverage, which covers delivery drivers, increased by approximately $75,000, or 313%, due to a limited number of carriers participating in this insurance market. The Company's workers compensation policy, which expired in October 2002, was fully insured. Proposed fully insured coverage for the 2002 and 2003 policy year would have resulted in a 25% rate increase. The Company's new worker's compensation policy includes a $250,000 deductible per claim and has an aggregate overall loss limit. The new policy increases the Company's overall loss exposure; however, based on claim experience over the last four years, the Company believes this new coverage will hold workers compensation expense at current levels. The insurance coverage described above is included in operating expenses and will be reflected in the statements of income for the last quarter of 2002 and the first three quarters of 2003.

        General and Administrative Expenses.    General and administrative expenses increased to $1,993,000 for the quarter ended September 29, 2002 from $1,364,000 during the comparable period in 2001, an increase of $629,000 or 46.1%. As a percentage of revenues, general and administrative expenses increased to 10.5% for the current quarter from 8.2% for the comparable prior-year quarter. This increase is directly related to the Company's investment in infrastructure to support its growth including; (i) an increase in salary and benefits of approximately $297,000 associated with the hiring of three new executives, a store opening team and new area directors (ii) approximately $86,000 in travel expenses related to new markets (iii) approximately $99,000 in nonrecurring NMS NASDAQ fees (iv) increased costs related to the Company's S-8 filing and NASDAQ fees related to the listing of additional shares, and (v) legal fees in connection with the ASSI complaint.

        In October 2002, the Company renewed its insurance policies which are expensed ratably over their one year term. As noted above, insurance rates have increased significantly due to the events of September 11, 2001, the continued threat of terrorism, corporate accounting and reporting scandals and reduced investment returns for insurance carriers. The cost for the Company's director's and officer's liability insurance coverage increased by approximately $103,000, or 251%, due to the factors noted in the preceding sentence. The cost of directors and officer's liability insurance is included in general and administrative expenses and will be reflected in the statements of income for the last quarter of 2002 and the first three quarters of 2003.

        Depreciation and Amortization.    Depreciation and amortization increased to $657,000 for the quarter ended September 29, 2002 from $475,000 during the comparable period of 2001, an increase of $182,000 or 38.3%. The increase was due to the acquisition of restaurant equipment, furniture and improvements and brewery equipment totaling $2,754,000 and $4,784,000 for the restaurant opened in October 2001 and the two restaurants opened in August and September of 2002 respectively, partially offset by the $38,000 decrease in goodwill amortization expense which resulted from the adoption of Statement 142.

        Restaurant Opening Expense.    Restaurant opening expenses increased to $700,000 for the quarter ended September 29, 2002 from $373,000 during the comparable period of 2001, an increase of $327,000 or 87.7%. This increase is primarily the result of the opening of two restaurants in the current quarter in comparison to the opening of one restaurant in the comparable period in 2001. Additionally, the third quarter of 2002 includes $135,000 of costs related to restaurants which are scheduled to open in the last quarter of 2002. In addition, these costs will fluctuate from quarter to quarter, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process. The Company expects expenditures related to the opening of restaurants to be substantial during the last quarter of the year, as two additional restaurants are planned to be opened in the last quarter.

        Gain on Sale of Restaurants.    This amount was primarily attributable to the sale of the Gresham and Burnside, Oregon BJ's restaurants on terms better than anticipated when estimating the store closure reserve during fiscal year 2000. The Company recognized a $344,000 non-cash gain on the sale of Gresham and Burnside including the adjustment of the reserve estimate to reflect the actual terms and timing of the sales.

        Interest Expense, Net.    The Company recognized net interest income of $154,000 for the quarter ended September 29, 2002 versus net interest expense of $55,000 during the comparable period in 2001, a change of $209,000, or 380.0%. Interest income increased primarily due to the investment of approximately $36,278,000 in proceeds from issuance of common stock, and interest expense decreased primarily due to the payoff of the term loan with an outstanding balance of $3,133,000 in April 2002.

        Other Income, Net.    The Company recognized net other income of $122,000 for the quarter ended September 29, 2002 versus net other expense of $25,000 during the comparable period in 2001, a change of $147,000 or 588.0%. The increase was primarily due to increased lottery earnings at the Company's Pietro's Pizza locations and license fee income from the Company's interest in the BJ's Lahaina, Maui, Hawaii restaurant.

        Income Tax Expense.    Income tax expense differs from the amount computed at the federal income tax statutory rate due principally to state income taxes less the federal income tax credit for FICA taxes paid on employee tip income.

Nine-Periods Ended September 29, 2002 Compared to Nine-Periods Ended September 30, 2001.

        Revenues.    Total revenues for the nine periods ended September 29, 2002 increased to $54,713,000 from $47,961,000 for the comparable period in 2001, an increase of $6,752,000 or 14.1%. The increase is primarily the result of:

        The opening of the following new locations provided additional revenues of $7,054,000 for the nine periods ended September 29, 2002 when compared to the nine periods ended September 30, 2001.

Location	Style	Opening Date
Irvine, California	Restaurant & Brewhouse	August 2001
Chandler, Arizona	Restaurant & Brewery	October 2001
Westlake, California	Restaurant & Brewhouse	August 2002
Oxnard, California	Restaurant & Brewery	September 2002

        An increase in the Company's same restaurants sales for comparable periods of $1,274,000 or 2.90%. This increase is primarily due to an increase in customer counts and a menu price increase of approximately 2% at the beginning of fiscal year 2002.

        The above mentioned increases were partially offset by the sale or closure of three restaurants in Oregon, the sale of the Hawaii joint venture in 2001 and the closure of the Eugene, Oregon restaurant in February 2002.

        Cost of Sales.    Cost of food, beverages and paper (cost of sales) for the restaurants increased to $13,824,000 for the nine periods ended September 29, 2002 from $12,970,000 for the comparable period of 2001, an increase of $854,000 or 6.6%. As a percentage of sales, cost of sales decreased to 25.3% for the current nine periods from 27.0% for the comparable prior-year period.

        The overall improvement in cost of sales percentage was primarily due to more favorable commodity prices, especially cheese, newly negotiated vendor contracts with more favorable pricing and the menu price increase posted by the Company at the beginning of 2002.

        Labor.    Labor costs for the Company increased to $19,857,000 during the nine periods ended September 29, 2002 from $17,091,000 during the comparable period in 2001, an increase of $2,766,000 or 16.2%. As a percentage of revenues, labor costs increased to 36.3% for the current nine periods from 35.6% for the comparable prior-year period. This increase was primarily a result of higher workers compensation rates, increased minimum wage rates in California effective January 1, 2002 and, increased health insurance rates.

        Occupancy.    Occupancy costs increased to $4,241,000 during the nine periods ended September 29, 2002 from $3,605,000 during the comparable period in 2001, an increase of $636,000 or 17.6%. The increase reflects the additional restaurant which opened in October 2001, and the two new stores opened in August 2002 and September 2002, respectively, partially offset by the sale or closure of three restaurants in Oregon, the sale of the Hawaii joint venture in 2001 and the closure of the Eugene, Oregon restaurant in February 2002. As a percentage of revenues, occupancy costs were relatively stable, increasing to 7.8% for the current nine periods from 7.5% for the comparable prior-year period.

        Operating Expenses.    Operating expenses increased to $6,076,000 during the nine periods ended September 29, 2002 from $5,013,000 during the comparable period in 2001, an increase of $1,063,000 or 21.2%. As a percentage of sales, operating expenses increased to 11.1% for the current nine periods from 10.5% for the comparable prior-year period. The increase is primarily due to the following; (i) increased credit card fees, (ii) increased marketing costs related to new markets and the continuing promotion of existing markets, (iii) increased repair and maintenance costs related to stores open for a number of years, (iv) increased utility costs, especially in California, and (v) the opening of 2 new stores in the current quarter.

        General and Administrative Expenses.    General and administrative expenses increased to $5,336,000 during the nine periods ended September 29, 2002 from $3,587,000 during the comparable period in 2001, an increase of $1,749,000 or 48.8%. As a percentage of revenues, general and administrative expenses increased to 9.8% for the current nine periods from 7.5% for the comparable prior-year period. This increase is directly related to the Company's investment in infrastructure to support its growth including; (i) a one time hiring related cost of approximately $132,000 (ii) an increase in salary and benefits of approximately $975,000 associated with the hiring of three new executives, a store opening team and new area directors (iii) approximately $151,000 in travel expenses related to new markets (iv) approximately $99,000 in nonrecurring NMS NASDAQ fees (iv) approximately $137,000 in legal fees primarily related to human resource matters and employment agreements and $50,000 in legal fees related to the ASSI complaint and (v) approximately $60,000 in consulting fees related to new markets.

        Depreciation and Amortization.    Depreciation and amortization increased to $1,831,000 during the nine periods ended September 29, 2002 from $1,484,000 during the comparable period of 2001, an increase of $347,000 or 23.4%. The increase was due to the acquisition of restaurant equipment, furniture and improvements and brewery equipment totaling $2,754,000 and $4,784,000 for the restaurant opened in October 2001 and the two restaurants opened in August and September of 2002, partially offset by the $114,000 decrease in goodwill amortization expense which resulted from the adoption of Statement 142.

        Restaurant Opening Expense.    Restaurant opening expenses increased to $821,000 during the nine periods ended September 29, 2002 from $450,000 during the comparable period of 2001, an increase of $371,000 or 82.4%. This increase is primarily the result of the opening of two restaurants in the nine periods in comparison to the opening of one restaurant in the comparable period in 2001. In addition, these costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process. The Company expects expenditures related to the opening of restaurants to be substantial during the last quarter of the year, as two additional restaurants are planned to be opened in the last quarter.

        Gain on Sale of Restaurants.    This amount was primarily attributable to the sale of the Gresham and Burnside, Oregon BJ's restaurants on terms better than anticipated when estimating the store closure reserve during fiscal year 2000. The Company recognized a $398,000 non-cash gain on the sale of Gresham and Burnside including the adjustment of the reserve estimate to reflect the actual terms and timing of the sales.

        Interest Expense, Net.    The Company recognized net interest income of $159,000 during the nine periods ended September 29, 2002 versus net interest expense of $305,000 during the comparable period in 2001, a change of $464,000, or 152.1%. Interest income increased primarily due to the investment of approximately $36,278,000 in proceeds from issuance of common stock, and interest expense decreased primarily due to the payoff of the term loan with an outstanding balance of $3,133,000 in April 2002.

        Other Income, Net.    Other income, net increased to $268,000 during the nine periods ended September 29, 2002 from $219,000 during the comparable period in 2001, an increase of $49,000 or 22.4%. The increase was primarily due to increased lottery earnings at the Company's Pietro's Pizza locations and license fee income from the Company's interest in the BJ's Lahaina, Maui, Hawaii restaurant.

        Income tax expense.    Income tax expense differs from the amount computed at the federal income tax statutory rate due principally to state income taxes less the federal income tax credit for FICA taxes paid on employee tip income.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's overall operating activities, as detailed in the Consolidated Statement of Cash Flows, provided $4,809,000 of net cash during the nine periods ended September 29, 2002, a $828,000 or 20.8% increase from the $3,981,000 generated in the comparable period of the prior year. The increase in cash from operating activities at September 29, 2002 in comparison to September 30, 2001 was due primarily to (i) a favorable change in accounts payable and reserve for store closures in 2002, as opposed to 2001 when the Company returned to normal terms with suppliers after securing new financing (ii) a reduction in prepaids and other current assets primarily due to the receipt of a tenant improvement allowance for $246,000, the amortization of prepaid warrant costs of approximately $214,000 and the amortization of prepaid insurance, property taxes, license and permits and other related items, and (iii) an increase in depreciation expense due to the opening of new stores.

        The Company's deferred tax assets decreased by approximately $616,000 during the nine periods ended September 29, 2002. The decrease was caused principally by utilization of the Company's net operating loss carryforwards during fiscal 2002 instead of fiscal 2001 due to the limitations imposed under Internal Revenue Code Section 382. As of September 29, 2002, the Company has utilized all net operating loss carryforwards. The Company has federal income tax credit carryforwards of approximately $1,048,000 caused principally by the credit for FICA taxes paid on employee tip income. These credits will begin to expire in 2011. The Company has provided a valuation allowance of approximately $378,000 against a portion of the credit carryforwards due to uncertainties surrounding their realization.

        As described under Equity Transactions above, approximately 7,349,000 redeemable warrants and approximately 188,000 stock options were exercised during the nine periods ended September 29, 2002 providing approximately $36,278,000 in cash proceeds to the Company. On April 11, 2002, the Company utilized approximately $3,228,000 of the proceeds from the exercise of the warrants to pay off the term loan, including a $95,000 fee to terminate a related interest rate swap agreement on the term loan. Management believes that the Company's cash balance, along with its projected positive cash flow, is sufficient to sustain its operations and plans to open new restaurants for the next several years.

        The Company has signed leases for, and plans to open, restaurants in Cupertino, California and Lewisville, Texas during the last quarter of 2002. Additionally, the Company has signed leases for, and plans to open, restaurants in Addison and Houston Texas in the first half of 2003.

RESTAURANT DEVELOPMENT LOAN

Credit Facility

        In February 2001, the Company entered into an agreement with a bank for a collateralized credit facility for a maximum amount of $8,000,000. There was an initial funding of $4,000,000 to replace an existing loan on terms more favorable to the Company. The funded term loan portion of the facility bore interest at 2.0% per annum in excess of the bank's LIBOR rate. The rates keyed to LIBOR would be fixed for various lengths of time at the Company's option.

        Under the revolving portion of this credit facility, the Company was able to borrow amounts from time to time, in aggregate not to exceed $4,000,000, to finance capital expenditures associated with the opening of new restaurants, and for working capital purposes. The rates for these borrowings would be 2.0% per annum in excess of the bank's LIBOR rate and fixed for various lengths of time at the Company's option.

Interest Rate Swap

        During 2001, the Company entered into an interest rate swap agreement with a notional amount equal to the amount outstanding on the term loan to reduce the impact of changes in interest rates on its debt. The agreement effectively fixed the interest rate on the term loan at 7.5% through February 13, 2006.

        On April 11, 2002, the Company utilized approximately $3,228,000 of the proceeds from the exercise of the warrants to pay off the term loan, including a $95,000 fee to terminate a related interest rate swap agreement on the term loan and terminated the revolving credit facility.

IMPACT OF INFLATION

        Price increases on food, labor and occupancy costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to the federal or state minimum wage, which has been increased numerous times and remains subject to future increases.

SEASONALITY AND ADVERSE WEATHER

        The Company's results of operations have historically been impacted by seasonality, which directly impacts tourism at the Company's coastal locations. The summer periods (June through August) have traditionally been higher volume periods than other periods of the year.

CRITICAL ACCOUNTING POLICIES

        Management believes the following areas comprise the critical accounting policies for the Company: 1) accounting for closed restaurants, 2) accounting for property and equipment, 3) accounting for deferred taxes, and 4) related party accounting.

        Under accounting for closed restaurants, the Company must estimate the costs required to close a restaurant, sublease it in the local real estate market, and operate it until the closing date. All of these computations require estimates, which are subject to change with market conditions. As of September 29, 2002, the Company had a reserve for store closures of approximately $195,000, to cover the anticipated losses for two locations in Oregon. No additional restaurant closings are planned as of September 29, 2002, but with long-term changes in real estate markets and local restaurant markets, additional units may be identified in future years for closure.

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

        Deferred tax accounting requires that the Company evaluate net deferred tax assets to determine if these assets will more likely than not be realized in the foreseeable future. This test requires projection of the Company's taxable income into future years to determine if the there will be income sufficient to realize the tax assets (future tax deductions, net operating loss carryforwards and/or FICA tax credit carryforwards). The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws. The Company's net deferred tax assets at September 29, 2002 totaled approximately $222,000.

        Related party accounting requires the proper identification of related parties and extensive disclosure of the transactions and balances with such related parties. Related parties include Jacmar and ASSI, Inc. Jacmar is the Company's largest supplier of food, beverage and paper products and, through its affiliates, as of September 29, 2002, Jacmar owns 42.0% of the Company's outstanding common stock. ASSI, Inc. is a former shareholder that now holds an option to purchase 200,000 shares of the Company's common stock at $4.00 per share. Disclosure of transactions and balances with Jacmar and ASSI, Inc. is included in Part II Item 1 and in the Notes to Consolidated Financial Statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCOLSURES ABOUT MARKET RISK

        The Company's market risk exposures are related to its cash and cash equivalents. The Company invests its excess cash in highly liquid short-term investments with maturities of less than three periods as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income the Company earns on its investments and, therefore, impacts its cash flows and results of operations.

Item 4.    CONTROLS AND PROCEDURES

        The Company's management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

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

        On May 7, 2002, the Company received a copy of a complaint that had been filed in behalf of ASSI, Inc., a Nevada corporation ("ASSI"), on April 29, 2002, in the District Court of Clark County, Nevada (the "Nevada Case"). The defendants named in that suit were the Company and two of its officers and directors, Paul A. Motenko and Jeremiah Hennessy. By its complaint in the Nevada Case, ASSI alleged claims against the Company for breach of the implied covenant of good faith and fair dealing and tortious breach of the implied covenant of good faith and fair dealing, and claims against the Company and Messrs. Motenko and Hennessy for violations of section 25400(d) of the California Corporation Code, section 90.570 of Nevada Revised Statutes, and section 10(b) of the federal Securities Exchange Act of 1934, and fraudulent misrepresentation and civil conspiracy. ASSI also alleged claims for intentional interference with contractual relations and intentional interference with prospective economic advantage as against Messrs. Motenko and Hennessy alone. Before, however, the Company or Messrs. Motenko or Hennessy were required to respond to ASSI's complaint, ASSI voluntarily dismissed the Nevada Case in its entirety on June 13, 2002. Thus, the Nevada case no longer is pending against either the Company or Messrs. Motenko and Hennessy.

        The Company also received a copy of a complaint that was reported to have been filed in ASSI's behalf on April 30, 2002, in the Superior Court of Orange County, California (the "California Case"). The defendants initially named in that complaint were BJ Chicago, LLC, the Jacmar Companies, James A. Dal Pozzo, and William H. Tilley (collectively, "Jacmar"). Jacmar includes the Company's largest shareholder group and several of its principals. On June 10, 2002, ASSI amended its complaint in the California Case, by which it dropped its claim for alleged violations of section 10(b) of the federal Securities Exchange Act, but added Messrs. Motenko and Hennessy as defendants. In response to Messrs. Motenko and Hennessy's demurrers to ASSI's first amended complaint, ASSI dropped additional claims. ASSI then filed a second amended complaint. That complaint alleged claims against Jacmar and Messrs. Motenko and Hennessy for (1) securities fraud (purportedly under unspecified state, rather than federal, law), (2) common law fraud, (3) intentional interference with economic relations, and (4) unjust enrichment. Messrs. Motenko and Hennessy and Jacmar filed demurrers to the second amended complaint as well. At a hearing on November 8, 2002, the Court sustained Messrs. Motenko and Hennessy's and Jacmar's demurrers to each of the claims alleged in the second amended complaint. ASSI was granted 20 days' leave to attempt to cure the defects in its pleading by filing a third amended complaint. The Company is not a party to the California Case.

        Messrs. Motenko and Hennessy believe that the claims against them are wholly without merit. They intend to vigorously defend against all of the allegations and to raise all available defenses, including, but not limited to, asserting a complete defense under the applicable "Mutual General Release" (the "Release"). ASSI, Louis Habash (the president of ASSI), and the Company executed the Release in December 2000, which serves to release all claims relating to the failed stock purchase transaction between ASSI and the Company that ASSI and Mr. Habash may have against the Company, it officers and directors, and any of the Company's affiliates, which includes

Messrs. Motenko and Hennessy. In addition, all of the parties to the Release have waived their assertion of unknown claims against one another.

        On or about May 1, 2002, the Company also received a copy of a demand for arbitration made by ASSI with the American Arbitration Association against BJ Chicago, LLC (the "Arbitration"), which appears to make similar allegations to those alleged in the dismissed Nevada Case and the pending California Case, but does not name either the Company or Messrs. Motenko and Hennessy as parties. In August 2002 ASSI formally withdrew its demand for arbitration.

        There can be no assurance as to the outcome of the California Case or any other litigation that may be filed against the Company or its officers or directors. The Company's management strongly believes, however, that the ultimate disposition of the California Case will not have a material adverse effect on the Company's results of operations or financial condition.

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

        The shareholders also approved the ratification of Ernst & Young LLP as the Company's independent public auditors for the fiscal year ending December 29, 2002. The following votes were cast for the ratification: 16,906,429 For; 21,500 Against; 1,100 Abstain.

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

  4.1
  Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement).

  4.2
  Form of Representative's Warrant (incorporated by reference to Exhibit 4.4 of the Registration Statement).

  99
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

CHICAGO PIZZA & BREWERY, INC. (Registrant)
November 7, 2002	By:	/s/ PAUL A. MOTENKO Paul A. Motenko Chairman of the Board of Directors, Co-Chief Executive Officer, Vice President and Secretary
	By:	/s/ JEREMIAH J. HENNESSY Jeremiah J. Hennessy Director, Co-Chief Executive Officer and President
	By:	/s/ C. DOUGLAS MITCHELL C. Douglas Mitchell Chief Financial Officer

CHICAGO PIZZA & BREWERY, INC.

Certification of Co-Chief Executive Officers and Chief Financial Officer
Regarding Quarterly Report on Form 10-Q for the
Quarter Ended September 29, 2002

I, Paul A. Motenko, Jeremiah J. Hennessy and C. Douglas Mitchell certify that:

1.
We have reviewed this quarterly report on Form 10-Q of Chicago Pizza & Brewery Inc.;

2.
Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        In Witness Whereof, each of the undersigned has signed this Certification as of this November 7, 2002.

/s/ PAUL A. MOTENKO Paul A. Motenko Chairman of the Board of Directors, Co-Chief Executive Officer, Vice President and Secretary	/s/ JEREMIAH J. HENNESSY Jeremiah J. Hennessy Director, Co-Chief Executive Officer and President	/s/ C. DOUGLAS MITCHELL C. Douglas Mitchell Chief Financial Officer

QuickLinks

CHICAGO PIZZA & BREWERY, INC.
PART I. FINANCIAL INFORMATION
CHICAGO PIZZA & BREWERY, INC. CONSOLIDATED BALANCE SHEETS
CHICAGO PIZZA & BREWERY, INC. UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
CHICAGO PIZZA & BREWERY, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
CHICAGO PIZZA & BREWERY, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
CHICAGO PIZZA & BREWERY, INC. Certification of Co-Chief Executive Officers and Chief Financial Officer Regarding Quarterly Report on Form 10-Q for the Quarter Ended September 29, 2002