Form 10-K
period 2002-12-29
CHICAGO PIZZA & BREWERY INC
filed 2003-03-28
CIK 1013488

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

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
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the filer is an accelerated filer (As defined in Rule 12B–2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of December 29, 2002 based on the market price at March 7, 2003 was $64,695,955 As of March 7, 2003, there were 19,304,715 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant’s Proxy Statement for the Annual Meeting of Shareholders.

CHICAGO PIZZA & BREWERY, INC.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Chicago Pizza & Brewery, Inc. (the “Company” or “BJ’s”) owns and operates 30 restaurants located in California, Oregon, Colorado, Arizona and Texas and receives fees from one licensed restaurant in Lahaina, Maui. Each of these restaurants is operated either as a BJ’s Restaurant & Brewery, a BJ’s Pizza & Grill, a BJ’s Restaurant & Brewhouse or a Pietro’s Pizza restaurant. The menu at the BJ’s restaurants feature BJ’s award-winning, signature deep-dish pizza, BJ’s own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The eight BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s hand-crafted beers are produced. The three Pietro’s Pizza restaurants serve primarily Pietro’s thin-crust pizza in a very casual, counter-service environment.

The Company was incorporated in California on October 1, 1991 originally to assume the operation of the then existing five BJ’s restaurants. In January 1995, the Company purchased the BJ’s restaurants and concept from its founders. Since that time, the Company has completed the (i) expansion of the BJ’s menu to include high-quality sandwiches, pastas, entrees, specialty salads and desserts; (ii) enhancement of the BJ’s concept through a comprehensive logo and identity program, uniforms, an interior design concept and redesigned signage; (iii) addition of BJ’s microbreweries to the concept to produce BJ’s own hand-crafted beers; and (iv) purchase of the Pietro’s Pizza chain in the Northwest in March 1996, accounting for seven currently operating restaurants in Oregon.

The popularity of the BJ’s concept continues to grow contributing to same store sales increases at the BJ’s restaurants open the entire comparable periods of 3.3%, 4.0%, and 9.8% for the years 2002, 2001, and 2000, respectively. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been opened for eighteen months.

The opening of the Company’s first microbrewery in Brea, California in August 1996 marked the beginning of the Company’s production of award-winning, hand-crafted, specialty beers which are distributed to all of the Company’s restaurants. The breweries have added an exciting dimension to the BJ’s concept which further distinguishes BJ’s from many other restaurant concepts. In 2002 the Company received the prestigious Large Brew Pub of the Year award at the Great American Beer Festival in Denver, Colorado.

The acquisition of the Pietro’s restaurants and the conversion of several of those restaurants to BJ’s have given the Company a significant presence in the Oregon market. Due to the relative success of the Company’s larger restaurants, management has determined that the Company’s resources would be best utilized in the development of additional larger restaurants in prime locations. Consequently, there are currently no plans to convert additional Pietro’s units to BJ’s.

The Company’s current focus is on the development of the larger footprint BJ’s restaurants in high profile locations with favorable demographics. During 2002, the Company opened a BJ’s Restaurant and Brewhouse in Westlake Village, California, a BJ’s Restaurant and Brewery in Oxnard California and BJ’s Restaurant and Brewhouses in Lewisville, Texas and Cupertino, California in August, September, November and December, respectively.  During 2001, the Company opened a BJ’s Restaurant and Brewhouse in Irvine, California and a BJ’s Restaurant & Brewery in Chandler, Arizona in August and October, respectively.  The Company anticipates opening a BJ’s Restaurant & Brewery in Clear Lake, Texas and BJ’s Restaurant and Brewhouses in Addison, Texas, Cerritos, California and San Jose, California in 2003 and is in negotiations for additional sites in California, Arizona, Colorado, Illinois and Texas.

The Company’s fundamental business strategy is to grow through the additional development and expansion of the BJ’s brand. The BJ’s brand represents exceptional food and specialty beers at a great value, in a fun, casual environment.

In addition to developing new BJ’s restaurant and brewery operations, the Company may pursue acquisition opportunities, which may involve conversions to the BJ’s concept.

There can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not adversely impact the Company’s ability to meet its operational objectives or require additional financing, or that such financing will be available.

RESTAURANT CONCEPT AND MENU

The Company believes it is positioned for competitive advantage by offering customers excellent food at moderate prices from a broad menu of over 100 items featuring award-winning pizza, bountiful salads, soups, pastas, sandwiches, entrees and desserts.

Management’s objective in developing BJ’s broad menu was to ensure that all items on the menu maintained and enhanced BJ’s reputation for quality. BJ’s offers large portions of high quality food, creating a real value proposition. Because of the relatively low food cost associated with pizza and hand crafted beers, which represents a significant portion of sales, the restaurants are able to maintain favorable gross profit margins while providing a superior value to the customer.

The BJ’s menu has been developed on a foundation of excellence. BJ’s core product, its deep-dish, Chicago-style pizza, has been highly acclaimed since it was originally developed in 1978. This unique version of Chicago-style pizza is unusually light, with a crispy, flavorful crust. Management believes BJ’s lighter crust helps give it a broader appeal than some other versions of deep-dish pizza. The pizza is topped with high-quality meats, fresh vegetables and whole-milk mozzarella cheese. BJ’s pizza consistently has been awarded “best pizza” honors by restaurant critics and public opinion polls in Orange County, California.

BJ’s restaurants provide a variety of beers for every taste, offering a constantly evolving selection of domestic, imported and micro-brewed beers. BJ’s own hand-crafted beers are the focus of the beer selection and feature six standard beers along with a rotating selection of seasonal specialties. While the BJ’s beers are produced predominantly at the Company’s central brewery locations, they are distributed to, and offered at all of the BJ’s and Pietro’s restaurants. Management believes that internally produced beer provides a variety of benefits, including:

1.                                       The quality and freshness of the BJ’s brewed beers, which are produced under the constant supervision of the Company’s Vice President of Brewing Operations, are superior to beer purchased from external sources.

2.                                       The production costs of internally brewed beer can be significantly less than purchased beer. The relatively low production costs and premium pricing often associated with micro-brewed beers has a positive impact on income from operations. The cost savings are maximized when the brewery is operating at or near capacity. This is the basis for the Company’s “central brewery” structure.

MARKETING

To date, the majority of marketing has been accomplished through community-based promotions and customer referrals. Management’s philosophy relating to the BJ’s restaurants has been to “spend its marketing dollars on the plate,” or use funds that would typically be allocated to marketing to provide a better product and value to its existing guests. Management believes this results in increased frequency of visits and greater customer referrals. BJ’s expenditures on advertising and marketing were less than 1% of sales in both 2002 and 2001.

BJ’s is very much involved in the local community and charitable causes, providing food and resources for many worthwhile events. Management feels very strongly about its commitment to helping others, and this philosophy has benefited the Company in its relations with its surrounding communities. BJ’s commitment to supporting worthwhile causes is exemplified by its “Cookies for Kids” program, which provides a donation to the Cystic Fibrosis Foundation for each Pizookie sold. The Pizookie, BJ’s extremely popular dessert, is a cookie, freshly baked in a mini pizza pan, and topped with vanilla bean ice cream. Contributions under the “Cookies for Kids” program were $123,000 and $105,000 in 2002 and 2001, respectively.  In addition, the Company donated preopening sales proceeds of $65,000 related to the four new store openings in 2002 to the Cystic Fibrosis Foundation.

Pietro’s marketing strategy relies primarily on the distribution of discount coupons. Expenditures for marketing relating to the Pietro’s restaurants were 5.0% and 3.0% of sales (excluding discounts) in 2002 and 2001, respectively.

OPERATIONS

The Company’s policy is to staff its restaurants with enthusiastic people, who can be an integral part of BJ’s fun, casual atmosphere. Prior experience in the industry is only one of the qualities management looks for in its employees. Enthusiasm, motivation and the ability to interact well with the Company’s clientele are the most important qualities for BJ’s management and staff.

Both management and staff undergo thorough formal training prior to assuming their positions at the restaurants. Management has designated certain managers, servers and cooks as “trainers,” who are responsible for properly training and monitoring all new employees. In addition, the Company’s Director of Food and Beverage and regional managers supervise the training functions in their particular areas.

The Company purchases its food products from several wholesale distributors. The majority of food and operating supplies for the California restaurants are purchased from Jacmar Foodservice Distribution, a related party. The Company’s other wholesale distributors include U.S. Foodservice for Colorado, Arizona and Texas and Birite Foodservice for Northern California. Product specifications are very strict and the Company insists on using fresh, high-quality ingredients.

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

RELATED PARTY TRANSACTIONS

As of December 29, 2002, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 42.0% of the Company’s outstanding common stock.  Jacmar’s ownership was diluted to approximately 42.0% as of December 29, 2002 due to warrant and option exercises as described in the Notes to the Consolidated Financial Statements. During fiscal 2001, Jacmar acquired 6,868,000 shares of common stock increasing its ownership to 68.5% at December 31, 2001 from 15.5% at the beginning of 2001.  Common stock activity for Jacmar for the year ended December 31, 2001 was as follows:

Date Acquired	Shares Acquired		Ownership Percentage

Through December 31, 2000	1,190,000		15.5%
January 18, 2001	2,207,000	(1)	28.9%
March 13, 2001	661,000	(2)	8.6%
April 30, 2001	800,000	(3)	3.7%
August 14, 2001	3,200,000	(3)	11.8%
December 31, 2001	8,058,000		68.5%

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

(2)                                  On March 13, 2001, Jacmar completed a transaction to purchase approximately 661,000 shares of the Company’s outstanding common stock from two of the Company’s officers.

(3)                                  The Company entered into an agreement on February 22, 2001 to sell an aggregate of 800,000 shares of common stock to Jacmar at $2.50 per share, with an option, exercisable by Jacmar prior to August 15, 2001, for an additional 3,200,000 shares of common stock at $2.50 per share. The 800,000 share transaction closed on April 30, 2001. Jacmar then fully exercised its option to acquire 3,200,000 shares on August 14, 2001. The Company received a favorable fairness opinion regarding the private placement, and the sale was approved by a vote of the shareholders at the Company’s annual shareholders’ meeting held on July 18, 2001. The Company agreed to grant registration rights on the shares purchased by Jacmar under this agreement.

Jacmar, through its specialty wholesale food distributorship, is the Company’s largest supplier of food, beverage and paper products. Jacmar sells products to the Company at prices comparable to those offered by unrelated third parties. Jacmar supplied the Company with approximately $11,470,000, $8,945,000 and $6,647,000 of food, beverage and paper products for the 2002, 2001 and 2000 fiscal years, respectively, and the Company had trade payables related to these products of approximately $1,038,000 and $781,000 at December 29, 2002 and December 31, 2001, respectively.

GOVERNMENT REGULATIONS

The Company is subject to various federal, state and local laws, along with rules and regulations that affect its business. Each of the Company’s restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, building, land use, health, safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties obtaining or maintaining the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or could adversely affect the operation of an existing restaurant. Management believes, however, that the Company is in compliance in all material respects with all relevant laws, rules, and regulations. Furthermore, the Company has never experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open a new restaurant or to continue the operation of its existing restaurants. Additionally, management is not aware of any environmental regulations that have had or that it believes will have a materially adverse effect upon the operations of the Company.

Alcoholic beverage control regulations require each of the Company’s restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company’s restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material problems relating to alcoholic beverage licenses or permits to date and does not expect to encounter any material problems going forward. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company’s ability to obtain such a license elsewhere.

The Company is subject to “dram-shop” statutes in California and other states in which it operates. Those statutes generally provide a person who has been injured by an intoxicated person the right to recover damages from an establishment that has wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance which it believes is consistent with coverage carried by other entities in the restaurant industry and will help protect the Company from possible claims. Even though the Company carries liquor liability insurance, a judgment against the Company under a dram-shop statute in excess of the Company’s liability coverage could have a materially adverse effect on the Company. To date, the Company has never been the subject of a “dram-shop” claim.

Various federal and state labor laws, along with rules and regulations, govern the Company’s relationship with its employees, including such matters as minimum wage requirements, overtime and working conditions. Significant additional governmental mandates such as an increased minimum wage, an increase in paid leaves of absence, extensions in health benefits or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact the Company’s restaurants.

EMPLOYEES

At March 7, 2003, the Company employed 2,638 employees at its 30 restaurants. The Company also employed 48 administrative and field supervisory personnel at its corporate offices. The Company believes that it maintains favorable relations with its employees, and currently no unions or collective bargaining arrangements exist.

INSURANCE

The Company maintains workers’ compensation insurance and general liability insurance coverage which it believes will be adequate to protect the Company, its business, assets and operations. There is no assurance that any insurance coverage maintained by the Company will be adequate, that it can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect the Company or the Company’s ability to economically obtain or maintain such insurance.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for comments on insurance policy renewals in fiscal 2002.

TRADEMARKS AND COPYRIGHTS

The Company’s registered trademarks and service marks include, among others, the word mark “BJ’s Chicago Pizzeria”, and our stylized logo, which includes the words “BJ’s Pizza, Grill, Brewery”. In addition, the Company has registered the word marks “BJ’s,” “BJ’s Restaurant & Brewery,” “BJ’s Restaurant & Brewhouse” and “BJ’s Pizza & Grill,” and “Tatonka” and “Harvest Hefeweizen” for its proprietary beer and “Pizookie” for its proprietary dessert. The Company has registered all of its marks with the United States Patents and Trademark Office. Management believes that the trademarks, service marks and other proprietary rights have significant value and are important to the Company’s brand-building effort and the marketing of its restaurant concepts, however, there are other restaurants using the name BJ’s throughout the United States. The Company has in the past, and expects to continue to, vigorously protect its proprietary rights. Management cannot predict, however whether steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for the Company to prevent others from copying elements of its concept and any litigation to enforce its rights will likely be costly.

ITEM 2.  PROPERTIES

RESTAURANT LOCATIONS AND EXPANSION PLANS

The following table sets forth data regarding the Company’s existing and future restaurant locations:

	Year Opened/ Acquired	Square Feet
CALIFORNIA
Balboa	1995	2,600
La Jolla Village	1995	3,000
Laguna Beach	1995	2,150
Belmont Shore	1995	2,910
Seal Beach	1994	2,369
Huntington Beach	1994	3,430
Westwood Village, Los Angeles	1996	2,450
Brea (Microbrewery)	1996	10,000
Arcadia	1999	7,371
Woodland Hills (Microbrewery)	1999	13,000
La Mesa	1999	7,200
Valencia	1999	7,000
West Covina (Microbrewery)	2000	12,000
Huntington Beach II	2000	8,031
Burbank	2000	11,000
Irvine	2001	7,826
Oxnard (Microbrewery)	2002	10,164
Cupertino	2002	8,300
Westlake Village	2002	8,626
Cerritos*	2003	10,848
San Jose*	2003	7,315
ARIZONA
Chandler (Microbrewery)	2001	8,800
COLORADO
Boulder (Microbrewery)	1997	5,500
TEXAS
Lewisville	2002	8,300
Clear Lake*	2003	10,709
Addison*	2003	7,289
HAWAII
Lahaina, Maui (licensed restaurant)	1994	3,430
OREGON
Hood River (Pietro’s)	1996	7,000
Milwaukie (Pietro’s)	1996	8,064
Salem (Pietro’s)	1996	6,875
Jantzen Beach (Microbrewery)	1996	7,932
Eugene IV	1996	4,345
Portland (Stark)	1996	6,405
Portland (Lloyd Center) (Microbrewery)	1996	4,341

*                                         Expected to open in 2003.

In addition to the above locations, the Company is evaluating potential markets in California, Arizona, Colorado, Illinois and Texas. The Company’s ability to open additional restaurants will depend upon a number of factors, including, but not limited to, the availability of qualified restaurant management staff and other personnel, the cost and availability of suitable locations, regulatory limitations regarding common ownership of breweries and restaurants in certain states, cost effective and timely construction of restaurants (which can be delayed by a variety of controllable and non-controllable factors), and securing of required governmental permits and approvals. There can be no assurance that the Company will be able to open its planned restaurants in a timely or cost effective manner, if at all.

All of the Company’s restaurants are on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent, subject to regional cost-of-living increases, and other leases include base rent with specified periodic increases. Additionally, many leases require contingent rent based on a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or, if renewed, that rents will not increase substantially, both of which would adversely affect the Company. Other leases are subject to renewal at fair market value, which could involve substantial increases. Total lease expense in 2002 was approximately $4,806,000.

With respect to future restaurant sites, the Company believes the locations of its restaurants are important to its long-term success and devotes significant resources to analyzing prospective sites. The Company’s strategy is to open its restaurants in high-profile locations with strong customer traffic during day, evening and weekend hours. The Company has developed specific criteria for evaluating prospective sites, including demographic information, visibility and traffic patterns.

During 2000, the Company combined its executive headquarters, previously located in Mission Viejo, California, and its Northwest administrative offices, which provided management and financial reporting, in a 5,547 square-foot leased facility in Huntington Beach, California. The lease expires on September 30, 2005 and currently provides for approximately $110,000 in annual rent as well as additional charges for taxes and operating expenses.

On December 31, 2002, the Company sold its Pietro’s restaurant on Lombard Street in Portland, Oregon.  This sale, which will be recorded in fiscal 2003, yielded no gain after recording a reserve of $23,000 for the Company’s guarantee of the lease liability which extends to 2005.

ITEM 3.  LEGAL PROCEEDINGS

Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. Punitive damages awards and employee unfair practice claims, however, are not covered by the Company’s general liability insurance. To date, the Company has not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims, employee unfair practice claims or any other actions. Although the Company is not currently a party to any legal proceedings that would have a material adverse effect upon the Company’s business or financial position, it is possible that in the future the Company could become a party to such proceedings.

On April 30, 2002, the Company received a copy of a complaint filed on behalf of ASSI Inc., a Nevada Corporation (“ASSI”)  in the Superior Court of Orange County, California (the “California Case”).  The defendants initially named in that complaint were BJ Chicago, LLC, the Jacmar Companies, James A. Dal Pozzo, and William H. Tilley (collectively, “Jacmar”).  The Company is not a party to the California Case.  Jacmar, however, constitutes the Company’s largest shareholder group and several of its principals.  On June 10, 2002, ASSI amended its complaint in the California Case, by which it dropped its claim for alleged violations of section 10(b) of the federal Securities Exchange Act, but added two of the Company’s officers and directors, Paul A. Motenko and Jeremiah J. Hennessy.  In response to Messrs. Motenko and Hennessy’s demurrers to ASSI’s first amended complaint, ASSI dropped additional claims.  ASSI then filed a second amended complaint.  That complaint alleged claims against Jacmar and Messrs. Motenko and Hennessy for (1) securities fraud (purportedly under unspecified state, rather than federal, law), (2) common law fraud, (3) intentional interference with economic relations, and (4) unjust enrichment.  Messrs. Motenko and Hennessy and Jacmar filed demurrers to the second amended complaint as well.  At a hearing on November 8, 2002, the Court sustained Messrs. Motenko and Hennessy’s and Jacmar’s demurrers to each of the claims alleged in the second amended complaint.  ASSI was granted leave to attempt to cure the defects in its second amended complaint.

On or about December 3, 2002, ASSI filed its third amended complaint in the California Case, again alleging claims against Jacmar and Messrs. Motenko and Hennessy for common law fraud, securities fraud (under California statutes), and intentional interference with economic relations.  Messrs. Motenko and Hennessy and Jacmar filed demurrers to each of the claims in ASSI’s third amended complaint, and Messrs. Motenko and Hennessy filed a motion to strike certain of the claims.  The hearing on the demurrers and motion to strike was conducted on February 14, 2003, and the Court has taken those matters under submission without yet issuing a ruling.

Messrs. Motenko and Hennessy believe that the claims against them are wholly without merit.  They intend to vigorously defend against all of the allegations and to raise all available defenses, including, but not limited to, asserting a complete defense under the applicable “Mutual General Release” (the “Release”).  ASSI, Louis Habash (the president of ASSI), and the Company executed the Release in December 2000, which serves to release all claims relating to the stock purchase transaction (voluntarily terminated by ASSI) between ASSI and the Company that ASSI and Mr. Habash may have against the Company, its officers and directors, and any of the Company’s affiliates, which includes Messrs. Motenko and Hennessy.  In addition, all of the parties to the Release have waived their assertion of unknown claims against one another.

On or about May 1, 2002, the Company also received a copy of a demand for arbitration made by ASSI with the American Arbitration Association against BJ Chicago, LLC (the “Arbitration”), which appears to make similar allegations to those alleged in the pending California Case, but does not name either the Company or Messrs. Motenko and Hennessy as parties.  As such, the Company currently is taking no action with regard to the Arbitration.  Moreover, it does not appear that ASSI is going to pursue the Arbitration.

On March 10, 2003, a former employee of the Company, on behalf of himself and other employees and former employees of the Company similarly situated and working in California, filed a class action complaint in the Superior Court of California for the County of Orange against the Company.  The complaint alleges that the Company has violated provisions of the California Labor Code covering meal and rest breaks for employees, along with associated acts of unfair competition, and seeks payment of wages for all meal and rest breaks allegedly denied to California employees of the Company for the period from October 1, 2000 to the present.  Management intends to vigorously defend against all allegations in the complaint.  Due to the recent filing of this action, this matter is in the early discovery phase and management is not currently able to estimate the range of possible liability, if any.

There can be no assurance as to the outcome of the California Case, the recently filed class action case or any other litigation that may be filed against the Company or its officers or directors.  The Company’s management strongly believes, however, that the ultimate disposition of the California Case will not have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

On October 8, 1996, the Company’s Common Stock and Redeemable Warrants became listed on the NASDAQ Small Cap Market (“NASDAQ”) (Symbols: CHGO and CHGOW) in connection with its Initial Public Offering. All of the Redeemable Warrants were either exercised or expired on April 8, 2002.  On July 23, 2002, the Company’s Common Stock was approved for a NASDAQ National Market listing. On February 25, 2003, the closing price of the Common Stock was $6.09 per share. The table below shows the high and low sales prices as reported by NASDAQ. The sales prices represent inter-dealer quotations without adjustments for retail mark-ups, mark-downs or commissions.

	Common Stock		Redeemable Warrants
	High	Low	High	Low
Fiscal year ended December 29, 2002
First Quarter	$6.35	$4.93	$1.06	$0.10
Second Quarter	$9.98	$6.00	$1.95	$1.00
Third Quarter	$10.20	$6.71	n/a	n/a
Fourth Quarter	$8.48	$6.56	n/a	n/a
Calendar year ended December 31, 2001
First Quarter	$3.09	$2.25	$0.16	$0.06
Second Quarter	$5.35	$1.94	$0.50	$0.06
Third Quarter	$5.70	$3.50	$0.77	$0.20
Fourth Quarter	$5.75	$4.09	$0.77	$0.22

As of March 7, 2003 the Company had 111 shareholders (not including beneficial owners holding shares in nominee accounts) of record.

Equity Compensation Plan Information:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,812,000	$3.96	403,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,812,000	$3.96	403,000

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

	For the Year Ended
	December 29,		December 31,
	2002	2001	2000	1999	1998
		(in thousands, except per share data)
Statement of Income Data:
Revenues	$75,705	$64,683	$52,346	$37,393	$30,051
Costs and Expenses:
Cost of sales	19,241	17,415	14,456	10,491	8,458
Labor and benefits	28,057	23,196	18,772	13,542	10,831
Occupancy	5,970	4,963	4,160	2,998	2,563
Operating expenses	8,361	6,843	5,520	4,161	3,520
General and administrative	7,782	5,056	3,922	3,218	2,583
Depreciation and amortization	2,714	2,117	2,002	1,517	1,737
Restaurant opening expense	1,717	734	943	517	—
Restaurant closing expense (recovery)(1)	(8)	(799)	1,517	148	—
Total costs and expenses	73,834	59,525	51,292	36,592	29,692

Income from operations	1,871	5,158	1,054	801	359
Other income (expense):
Interest income (expense), net	262	(345)	(549)	(251)	(212)
Other income (expense), net(2)	414	160	4	16	(5)
Total other income (expense)	676	(185)	(545)	(235)	(217)

Income before minority interest, taxes and change in accounting	2,547	4,973	509	566	142

Income (loss) applicable to minority interest in partnership	—	8	(42)	(44)	(56)
Income before taxes and change in accounting	2,547	4,981	467	522	86

Income tax (expense) benefit(3)	(880)	(1,804)	1,477	(26)	(1)
Net income before change in accounting	1,667	3,177	1,944	496	85

Cumulative effect of change in accounting(4)	—	—	—	(106)	—
Net income	$1,667	$3,177	$1,944	$390	$85

Net income per share:
Basic	$0.10	$0.33	$0.25	$0.05	$0.01

Diluted	$0.09	$0.30	$0.25	$0.05	$0.01

Weighted average shares outstanding:
Basic	17,273	9,515	7,658	7,401	6,408

Diluted	18,775	10,419	7,770	7,411	6,420

Balance Sheet Data (end of period):
Working capital (deficit)	$25,926	$3,759	$(5,396)	$(2,549)	$(796)
Total assets	77,849	40,255	29,992	19,144	17,595
Total long-term debt (including current portion)	561	4,345	6,059	2,861	2,927
Minority interest	—	—	263	249	235
Shareholders’ equity	66,616	28,095	15,043	13,099	11,893

(1)

The year ended December 31, 2000, includes a $1.4 million charge related to costs associated with the expected closing of four restaurants in 2001. The year ended December 31, 2001, includes a gain of $799,000 resulting from the sale of three Oregon restaurants in 2001 and the closure of an additional Oregon restaurant in early 2002 on terms more favorable than anticipated.

(2)

The year ended December 31, 2001, includes a net gain of $119,000 from the sale of the Lahaina partnership interest.  The year ended December 29, 2002 includes increased lottery earnings from the Company’s Pietro’s Pizza locations and license fee income from the Company’s interest in the BJ’s Lahaina, Maui, Hawaii location.

(3)	The year ended December 31, 2000, includes a $1.7 million benefit for the elimination of the net deferred tax asset valuation allowance.

(4)	Reflects the Company’s change in method of accounting for preopening costs in 1999.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein including: (i) the Company’s ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of the Company’s historic concentration in Southern California and the Northwest, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi)  increase in food costs and wages, including without limitation increases in minimum wage, (vii) consumer trends, (viii) potential uninsured losses and liabilities, (ix) trademark and service mark risks, and (x) other general economic and regulatory conditions and requirements.

GENERAL

Chicago Pizza & Brewery, Inc. (the “Company” or “BJ’s”) owns and operates 30 restaurants located in California, Arizona, Oregon, Colorado and Texas and receives fees from one licensed restaurant in Lahaina, Maui. Each of these restaurants is operated as either a BJ’s Pizza & Grill, a BJ’s Restaurant & Brewery, a BJ’s Restaurant & Brewhouse or a Pietro’s Pizza restaurant. The menu at the BJ’s restaurants feature BJ’s award-winning, signature deep-dish pizza, BJ’s own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. The eight BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s hand-crafted beers are produced. The three Pietro’s Pizza restaurants serve primarily Pietro’s thin-crust pizza in a very casual, counter-service environment.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, the Consolidated Statements of Income for the Company expressed as percentages of total revenues.

	For the Year Ended
	December 29,	December 31,
	2002	2001	2000	1999	1998
Statement of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	25.4	26.9	27.6	28.1	28.1
Labor and benefits	37.1	35.9	35.9	36.2	36.0
Occupancy	7.9	7.7	7.9	8.0	8.5
Operating expenses	11.0	10.6	10.5	11.1	11.7
General and administrative	10.3	7.8	7.5	8.6	8.6
Depreciation and amortization	3.6	3.3	3.8	4.1	5.8
Restaurant opening expense	2.3	1.1	1.8	1.4	—
Restaurant closing expense (recovery)	—	(1.2)	2.9	0.4	—
Total costs and expenses	97.6	92.1	97.9	97.9	98.7

Income from operations	2.4	7.9	2.1	2.1	1.3
Other income (expense):
Interest income (expense), net	0.3	(0.5)	(1.0)	(0.7)	(0.7)
Other income, net	0.5	0.2	—	—	—
Total other income (expense)	0.8	(0.3)	(1.0)	(0.7)	(0.7)

Income before minority interest, taxes and change in accounting	3.2	7.6	1.1	1.4	0.6

Loss applicable to minority interest in partnership	—	—	(0.1)	(0.1)	(0.2)
Income before taxes and change in accounting	3.2	7.6	1.0	1.3	0.4

Income tax (expense) benefit	(1.2)	(2.8)	2.8	(0.1)	—
Net income before change in accounting	2.0	4.8	3.8	1.2	0.4

Cumulative effect of change in accounting	—	—	—	(0.3)	—
Net income	2.0%	4.8%	3.8%	0.9%	0.4%

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

Revenues.  Total revenues for 2002 increased to $75,705,000 from $64,683,000 in 2001, an increase of $11,022,000 or 17.0%. The increase is primarily the result of:

•                  The opening of the following new locations provided additional revenues of $11,118,000 in 2002 when compared with 2001:

Location	Concept	Opening Date
Irvine, California	Restaurant & Brewhouse	August 2001
Chandler, Arizona	Restaurant & Brewery	October 2001
Westlake, California	Restaurant & Brewhouse	August 2002
Oxnard, California	Restaurant & Brewery	September 2002
Lewisville, Texas	Restaurant & Brewhouse	November 2002
Cupertino, California	Restaurant & Brewhouse	December 2002

•                  An increase in the Company’s same restaurants sales for the comparable period of $1,764,000 or 3.0%.  This increase is primarily due to an increase in customer counts and a menu price increase of approximately 2% at the beginning of fiscal year 2002.

•                  The above mentioned increases were partially offset by the sale or closure of three restaurants in Oregon in 2001, the sale of the Hawaii joint venture in 2001, the closure of the Eugene, Oregon Pietro’s restaurant in February 2002, and the fact that the year ended December 31, 2001 had two additional days of revenue.

Cost of Sales.  Cost of food, beverages and paper (cost of sales) for the restaurants increased to $19,241,000 in 2002 from $17,415,000 in 2001, an increase of $1,826,000 or 10.5%. As a percentage of sales, cost of sales declined to 25.4% from 26.9% in 2001.

The overall improvement in cost of sales percentage was primarily due to more favorable commodity prices related to poultry, seafood and cheese, newly negotiated vendor contracts with more favorable pricing and the menu price increase posted by the Company at the beginning of 2002. As noted above, the Company has entered into new vendor contracts to control food costs, however, there can be no assurance that future supplies and costs for commodities used in the Company’s restaurants will not fluctuate due to weather and other market conditions.

Labor and Benefits.  Labor and benefit costs for the restaurants increased to $28,057,000 in 2002 from $23,196,000 in 2001, an increase of $4,861,000 or 21.0%. As a percentage of revenues, labor and benefit costs increased to 37.1% from 35.9% in 2001. This increase was primarily a result of higher workers compensation rates, increased minimum wage rates in California effective January 1, 2002, and increased health insurance rates.

Occupancy.  Occupancy costs increased to $5,970,000 in 2002 from $4,963,000 in 2001, an increase of $1,007,000, or 20.3%.  This increase reflects the additional restaurant which opened in the last half of 2001, and the four new restaurants opened in August, September, November and December 2002, partially offset by the sale or closure of three restaurants in Oregon, the sale of the Hawaii joint venture in 2001 and the closure of the Eugene, Oregon restaurant in February 2002.  As a percentage of revenues, occupancy costs were relatively stable, increasing to 7.9% in 2002 from 7.7% in 2001.

Operating Expenses.  Operating expenses increased to $8,361,000 in 2002 from $6,843,000 in 2001, an increase of $1,518,000 or 22.2%.  As a percentage of sales, operating expenses increased to 11.0% in 2002 from 10.6% in 2001. The increase is primarily due to the following; (i) increased insurance costs, (ii) increased repair and maintenance costs related to stores open for a number of years, and (iii) increased utility costs, especially in California.  Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

In October 2002, the Company renewed its insurance policies which are expensed ratably over their one year term.  Insurance rates have increased significantly due to the events of September 11, 2001, the continued threat of terrorism, corporate accounting and reporting scandals and reduced investment returns for insurance carriers.  The Company’s premium for general liability insurance increased by approximately $121,000 due to a rate increase of 12% caused by the factors noted above and an increase in exposure reflecting the Company’s new restaurants.  The Company’s rate for property and fire insurance decreased due to favorable claims history.  The cost for the Company’s non-owned automobile coverage, which covers delivery drivers, increased by approximately $75,000, or 313%, due to a limited number of carriers participating in this insurance market. The Company’s workers compensation policy, which expired in October 2002, was fully insured.  Proposed fully insured coverage for the 2002 and 2003 policy year would have resulted in a 25% rate increase.  The Company’s new worker’s compensation policy includes a $250,000 deductible per claim and has an aggregate overall loss limit.  The new policy increases the Company’s overall loss exposure; however, based on claim experience over the last four years, the Company believes this new coverage will hold workers compensation expense at current levels.   The insurance coverage described above is included in operating expenses in the statements of income for the last quarter of 2002 and will be reflected in the first three quarters of 2003.

General and Administrative Expenses.  General and administrative expenses increased to $7,782,000 in 2002 from $5,056,000 in 2001, an increase of $2,726,000 or 53.9%.   As a percentage of revenues, general and administrative expenses increased to 10.3% in 2002 from 7.8% in 2001.  This increase is directly related to the Company’s investment in infrastructure to support its growth including; (i) a one time hiring related cost of approximately $132,000 (ii) an increase in salary and benefits of approximately $1,272,000 associated with the hiring of three new executives, a store opening team and new area directors (iii) approximately $333,000 in travel expenses related to new markets (iv) approximately $99,000 in nonrecurring NMS NASDAQ fees (iv) approximately $235,000 in legal fees primarily related to human resource matters and employment agreements and $130,000 in legal fees related to the ASSI complaint and (v) approximately $51,000 of costs associated with the termination of an agreement to acquire a multiple-site real estate package.

In October 2002, the Company renewed its insurance policies which are expensed ratably over their one year term.   As noted above, insurance rates have increased significantly due to the events of September 11, 2001, the continued threat of terrorism, corporate accounting and reporting scandals and reduced investment returns for insurance carriers.  The cost for the Company’s director’s and officer’s liability insurance coverage increased by approximately $103,000, or 251%, due to the factors noted in the preceding sentence.  The cost of directors and officer’s liability insurance is included in general and administrative expenses and the quarterly increase of $26,000 was reflected in the statements of income for the last quarter of 2002 and will be reflected in the first three quarters of 2003.

Depreciation and Amortization.  Depreciation and amortization increased to $2,714,000 in 2002 from $2,117,000 in 2001, an increase of $597,000 or 28.2%. The increase was due to the acquisition of restaurant equipment, furniture and improvements and brewery equipment totaling $11,974,000 and $4,898,000 for the four restaurants opened in 2002 and the two restaurants opened in 2001, partially offset by the $147,000 decrease in goodwill amortization expense in 2002 which resulted from the adoption of Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets.

Restaurant Opening Costs.  Restaurant opening expenses increased to $1,717,000 in 2002 from $734,000 in 2001, an increase of $983,000 or 133.9%. This increase is primarily the result of the opening of four restaurants in 2002 in comparison to the opening of two restaurants in 2001.  Also included in 2002, were costs related to the Company’s Clear Lake, Texas location opened on January 22, 2003 of $112,000.  In addition, these costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process.

Restaurant Closing Expenses.  During 2000, the Company identified four restaurants in Oregon that had historically not been profitable and were not considered essential to the Company’s future plans. During 2000, a $1,403,000 reserve was established to provide for probable costs associated with closing these restaurants.

During 2001, the store closure reserve was reduced by $1,192,000, of which $393,000 was utilized for property, equipment and goodwill written off in connection with store closures. The remaining balance of $799,000 was recorded as a reduction in store closure expense primarily due to more favorable lease settlements than anticipated. Pursuant to the 2000 plan, the Company closed and sold the BJ’s Burnside, BJ’s Gresham and McMinnville locations in 2001. The Company recognized a non-cash gain of $398,000 on the sale of the Burnside and Gresham locations in 2001 due to closure on terms more favorable than projected in 2000. When the store closure reserve was established in 2000, management projected that it was unlikely a subtenant would be located for the McMinnville property. Accordingly, the reserve included a provision for the full amount of lease payments to the end of the lease term. The Company assigned the McMinnville lease to a subtenant in 2001, but remains liable for the lease if the subtenant defaults. The subtenant is current with its obligations. The McMinnville reserve was adjusted down by approximately $90,000 resulting in a gain to reflect the subtenant and a more favorable outcome in the disposition of this property. At the end of 2000, management projected there was low likelihood that a subtenant would be located for the Eugene II property. Accordingly, eighty percent of the lease payments to the end of the lease were provided for in the closed store reserve. In the first quarter of 2002, the landlord at Eugene II decided to demolish the existing structure. The Company received approximately $40,000 in compensation for its leasehold interest and was released from future lease obligations in 2002, and the closed store reserve was reduced by $350,000 in 2001 to reflect this favorable outcome on the Eugene II property. The remaining charge of $39,000 is primarily due to a reserve recorded in 2001 for the net book value of assets at one other restaurant in Oregon due to unprofitable results of operations.

During 2002, the store closure reserve, which at December 31, 2001 included $66,000 in current liabilities and $145,000 in long-term liabilities, was reduced by $26,000, of which $18,000 was utilized for property, equipment and lease payments in connection with the closure of the Eugene II property in Oregon. The remaining balance of $8,000 was recorded as a reduction in store closure expense primarily due to more favorable lease settlements than anticipated.  At December 29, 2002 the remaining reserve is for two Pietro’s restaurants, one that has historically not been profitable and is not considered essential to the Company’s future plans, and the other relates to the remaining lease liability for a restaurant that was sold in 2001.

Interest Income (Expense), Net.  The Company recognized net interest income of $262,000 in 2002 versus net interest expense of $345,000 during 2001, a change of $607,000, or 175.9%.  Interest income increased primarily due to the investment of approximately $36,278,000 in proceeds from issuance of common stock, and interest expense decreased primarily due to the payoff of the term loan with an outstanding balance of $3,133,000 in April 2002.

Other Income, Net.  Net other income increased to $414,000 in 2002 from $160,000 in 2001, an increase of $254,000 or 158.8%.  The increase was primarily due to increased lottery earnings at the Company’s Pietro’s Pizza locations and license fee income from the Company’s interest in the BJ’s Lahaina, Maui, Hawaii location which more than offset the gain on sale of the Company’s BJ’s Lahaina location of $119,000 recorded in 2001.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

Revenues.  Total revenues for 2001 increased to $64,683,000 from $52,346,000 in 2000, an increase of $12,337,000 or 23.6%. The increase is primarily the result of:

•                  The opening of the following new locations provided additional revenues of $13,513,000 in 2001 when compared with 2000:

Location	Concept	Opening Date
Valencia, California	Restaurant & Brewhouse	March 2000
Burbank, California	Restaurant & Brewhouse	June 2000
West Covina, California	Restaurant & Brewery	August 2000
Huntington Beach, California	Restaurant & Brewhouse	October 2000
Irvine, California	Restaurant & Brewhouse	August 2001
Chandler, Arizona	Restaurant & Brewery	October 2001

•                  An increase in the BJ’s restaurants same store sales for the comparable periods of $1,452,000, or 4.0%. Management believes this increase was due to an increase in customer counts.

•                  The sales increase from new restaurants was partially offset by the $2,679,000 decline in sales caused by the sale or closure of three restaurants in Oregon and one in Hawaii during 2001.

Cost of Sales.  Cost of food, beverages and paper (cost of sales) for the restaurants increased to $17,415,000 in 2001 from $14,456,000 in 2000, an increase of $2,959,000 or 20.5%. As a percentage of sales, cost of sales declined to 26.9% in 2001 from 27.6% in 2000. The improvement in the cost of sales percentage was due to improved cost controls in the restaurants and fewer restaurant openings. A higher cost of sales percentage in the early months of restaurant operations is in line with the Company’s experience when opening new restaurants.

Labor and Benefits.  Labor and benefit costs for the restaurants increased to $23,196,000 in 2001 from $18,772,000 in 2000, an increase of $4,424,000 or 23.6%. As a percentage of revenues, labor and benefit costs remained at 35.9% of sales in 2001 and 2000. The overall increase was primarily attributable to the opening of the two restaurants during 2001 and three restaurants in the last half of 2000; labor and benefit costs at these restaurants increased by $4,392,000. Offsetting the increase was a $1,105,000 decrease in labor and benefit costs at the units which were sold or closed in Oregon and Hawaii.

Occupancy.  Occupancy costs increased to $4,963,000 in 2001 from $4,160,000 in 2000, an increase of $803,000, or 19.3%. The six BJ’s restaurants opened during 2001 and 2000 accounted for $1,092,000 of the net increase in occupancy costs from 2000 to 2001. A decrease of $204,000 in occupancy costs attributable to the closure of three restaurants partially offset the increase due to the new BJ’s restaurants. As a percentage of revenues, total occupancy costs declined slightly to 7.7% from 7.9% for the 2000 period, which can be attributed to increased revenues at the same-store BJ’s restaurants.

Operating Expenses.  Operating expenses increased to $6,843,000 in 2001 from $5,520,000 in 2000, an increase of $1,323,000 or 24.0%. The opening of six new restaurants in 2001 and 2000 accounted for all of the increase in operating costs during 2001. As a percentage of revenues, operating expenses increased slightly to 10.6% in 2001 from 10.5% in 2000. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

General and Administrative Expenses.  General and administrative expenses increased to $5,056,000 in 2001 from $3,922,000 in 2000, an increase of $1,134,000 or 28.9%. The increase in general and administrative expenses was primarily due to acquiring resources to implement and support the Company’s growth strategy, incurring costs in locating and evaluating sites for future restaurants and developing staff and systems to manage anticipated future expansion. As a percentage of revenues, general and administrative expenses increased slightly to 7.8% from the 7.5% in 2000.

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

Restaurant Closing Expenses.  During 2000, the Company identified four restaurants in Oregon that had historically not been profitable and were not considered essential to the Company’s future plans. During 2000, a $1,403,000 reserve was established to provide for probable costs associated with closing these restaurants.

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

Depreciation and Amortization.  Depreciation and amortization increased to $2,117,000 in 2001 from $2,002,000 in 2000, an increase of $115,000 or 5.7%. This increase was primarily due to the addition of restaurant and brewery equipment, furniture and leasehold improvements totaling $4,898,000 and $8,950,000 during 2001 and 2000, respectively, for the two BJ’s Restaurant and Breweries and four BJ’s Restaurant and Brewhouses developed during those two most recent years. Depreciation of capital assets at these new restaurants and breweries increased by $182,000 in 2001. This increase was partially offset by the closing of three Northwest restaurants during 2001.

Interest Expense, Net.  Interest expense, net decreased to $345,000 in 2001 from $549,000 in 2000, a decrease of $204,000. The decrease was caused by the Company earning $91,000 in additional interest income on its cash deposits in 2001, and by more favorable interest rates provided by the Company’s new collateralized credit facility, which became effective in February 2001.

Other Income, Net.  In April 2001, an existing partner in BJ’s Chicago Pizzeria, Lahaina, Hawaii purchased the other partnership interests, including those of the Company, in this restaurant. The restaurant will continue to operate under the name of BJ’s Chicago Pizzeria pursuant to a license agreement with the Company. The Company recognized a net gain on sale of the partnership interest of approximately $119,000 which is included in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s overall operating activities, as detailed in the Consolidated Statement of Cash Flows, provided $6,872,000 of net cash from operations during the year ended December 29, 2002, a $2,083,000 or 43.5% increase from the $4,789,000 generated during the year ended December 31, 2001. The increase in cash from operating activities at December 29, 2002 in comparison to December 31, 2001 was due primarily to: (i) a favorable change in accounts payable in 2002, as opposed to 2001 when the Company returned to normal terms with suppliers after securing new financing and (ii) an increase in depreciation expense due to the opening of new stores.

The Company’s deferred tax assets decreased by $284,000 during the year ended December 29, 2002.  The decrease was caused principally by utilization of the Company’s net operating loss carryforwards during fiscal 2002 instead of fiscal 2001 due to the limitations imposed under Internal Revenue Code Section 382.  As of December 29, 2002, the Company has utilized all net operating loss carryforwards.  The Company has federal income tax credit carryforwards of approximately $988,000 caused principally by the credit for FICA taxes paid on employee tip income.  These credits will begin to expire in 2011.  The Company has provided a valuation allowance of approximately $298,000 against a portion of the credit carryforwards due to uncertainties surrounding their realization.

Total capital expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $11,974,000 and $4,898,000 for the years ended December 29, 2002 and December 31, 2001, respectively. These expenditures were required to develop the new restaurants in Westlake Village, Oxnard and Cupertino, California and Lewisville, Texas in 2002 and Irvine, California and Chandler, Arizona in 2001. In addition, included in construction in progress at December 29, 2002 is $1,850,000 for the Clear Lake, Texas location which opened on January 22, 2003.  In 2002, the Company received a landlord contribution totaling $27,000 to partially offset the cost of tenant improvements at the Irvine location.  In 2001, the Company received contributions totaling approximately $614,000 (of which approximately $246,000 was receivable from the landlord at the end of 2001 and collected in 2002) to partially offset the cost of tenant improvements at the new BJ’s Restaurant and Brewery in Chandler, Arizona.

The Company’s working capital position improved from $3,759,000 at December 31, 2001 to $25,926,000 at December 29, 2002. The increase in working capital was caused primarily by the exercise of approximately 7,349,000 redeemable warrants and approximately 188,000 stock options during the year ended December 29, 2002 providing approximately $36,278,000 in cash proceeds to the Company.  On April 11, 2002, the Company utilized approximately $3,228,000 of the proceeds from the exercise of the warrants to pay off the term loan, including a $95,000 fee to terminate a related interest rate swap agreement on the term loan.  Management believes that the Company’s cash balance, along with its projected positive cash flow from operations, is sufficient to sustain its operations and plans to open new restaurants for the next several years.

LEASES FOR NEW RESTAURANTS

The Company has signed leases for a new BJ’s Restaurant and Brewery to be opened in Clear Lake, Texas and three new BJ’s Restaurant and Brewhouses to be opened in Addison, Texas, San Jose, California and Cerritos, California.  The leases are for terms of 15 to 20 years and include options for zero to 20 years.  The Clear Lake, Texas store opened in January 2003, the Addison, Texas store is projected to open in the first half of 2003 and the San Jose, California and Cerritos, California stores are projected to open in the second half of 2003.

RESTAURANT DEVELOPMENT LOAN AND INTEREST RATE SWAP

Credit Facility

In February 2001, the Company entered into an agreement with a bank for a collateralized credit facility for a maximum amount of $8,000,000. There was an initial funding consisting of a term loan of $4,000,000 to replace an existing loan on terms more favorable to the Company and a revolving portion that allowed for borrowings not to exceed $4,000,000. The credit facility bore interest at 2.0% per annum in excess of the bank’s LIBOR rate. The rates keyed to LIBOR would be fixed for various lengths of time at the Company’s option.

On April 11, 2002, the Company terminated the credit facility and utilized approximately $3,228,000 of the proceeds from the exercise of the warrants to pay off the term loan, including a $95,000 fee to terminate a related interest rate swap agreement on the term loan.

Interest Rate Swap

During 2001, the Company entered into an interest rate swap agreement with a notional amount equal to the amount outstanding on the term loan ($3,333,000 at December 31, 2001) to reduce the impact of changes in interest rates on its debt.  The agreement effectively fixed the interest rate on the term loan at 7.5% through February 13, 2006.

The Company recorded the fair value of the interest rate swap of approximately $114,000 as a liability at December 31, 2001. The Company recorded a net unrealized loss on the interest rate swap of approximately $114,000 as a charge to other comprehensive income (loss), included in the statement of shareholders’ equity for the year ended December 31, 2001.  Upon termination of the interest rate swap agreement, the actual loss was recognized in earnings.

IMPACT OF INFLATION

The impact of inflation on food, labor and occupancy costs can significantly affect the Company’s operations. Many of the Company’s employees are paid hourly rates related to Federal and State minimum wage laws. Minimum wages have been increased numerous times and remain subject to future increases.

SEASONALITY AND ADVERSE WEATHER

The Company’s results of operations have historically been impacted by seasonality, which directly impacts tourism at the Company’s coastal locations. The summer months (June through August) have traditionally been higher volume periods than other periods of the year.

CRITICAL ACCOUNTING POLICIES

Management believes the following areas comprise the critical accounting policies for the Company: 1) accounting for closed restaurants, 2) accounting for property and equipment, 3) accounting for deferred taxes, and 4) related party accounting.

Under accounting for closed restaurants, the Company must estimate the costs required to close a restaurant, sublease it in the local real estate market, and operate it until the closing date. All of these computations require estimates which are subject to change with market conditions. As of December 29, 2002, the Company had a reserve for store closures of approximately $185,000, which covers the anticipated losses for two locations in Oregon. No additional restaurant closings are planned as of December 29, 2002, but with long-term changes in real estate markets and local restaurant markets, additional units may be identified in future years for closure.

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

The Company reviews property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired.  The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows.  The analysis is performed at the restaurant level for indicators of impairment.  This process requires the use of estimates and assumptions, which are subject to a high degree of judgment.  If these assumptions change in the future, the Company may be required to record impairment charges for these assets.

Deferred tax accounting requires that the Company evaluate net deferred tax assets to determine if these assets will more likely than not be realized in the foreseeable future. This test requires projection of the Company’s taxable income into future years to determine if the there will be income sufficient to realize the tax assets (future tax deductions, net operating loss carryforwards and/or FICA tax credit carryforwards). The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws. The Company’s net deferred tax assets at December 29, 2002 totaled approximately $554,000.

Related party accounting requires the proper identification of related parties and extensive disclosure of the transactions and balances with such related parties. Related parties include Jacmar and ASSI, Inc. Jacmar is the Company’s largest supplier of food, beverage and paper products and, through its affiliates, Jacmar owns 42.0% of the Company’s outstanding common stock. ASSI, Inc. is a former shareholder that now holds an option to purchase 200,000 shares of the Company’s common stock at $4.00 per share. Disclosure of transactions and balances with Jacmar and ASSI, Inc. is included in Item 1 and in Note 12 of the Notes to Consolidated Financial Statements.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets “SFAS 142”. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted SFAS 142 effective January 1, 2002.  Application of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization expense, when compared to 2001, of approximately $147,000 for the year ended December 29, 2002.  Pursuant to SFAS 142, the Company completed the process to test goodwill for impairment and determined no write down of goodwill and intangibles was required.  Other than the elimination of goodwill amortization, the adoption of SFAS 142 had no impact on the Company’s financial statements.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which the Company adopted on January 1, 2002. This Statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist.  The adoption of SFAS 144 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). Interpretation 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in Interpretation 45 are required to be initially recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. Interpretation 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor’s having to make payments under the guarantee is remote. Interpretation 45’s disclosure requirements are effective for financial statements with annual periods ending after December 15, 2002. Interpretation 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 29, 2002. The guarantor’s previous accounting for guarantees issued prior to the date of Interpretation 45’s initial application will not be revised or restated to reflect the Interpretation’s provisions.  Management believes the adoption of Interpretation 45 will not have a significant effect on the Company’s financial position, results of operations or cash flows.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).   SFAS 146 provides a model for accounting and reporting for costs associated with exit or disposal activities, whereby such costs are initially recognized and measured at fair value in the period in which they are incurred.  Under SFAS 146, in many cases, costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of commitment.  SFAS 146 is effective for exit or disposal activities initiated after December 29, 2002.  Management believes the adoption of SFAS 146 will not have a significant effect on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148).  SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income.  SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method.  However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method or the intrinsic value method of accounting for stock-based compensation.  SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002.  For the year ended December 29, 2002, the Company adopted the disclosure provisions of SFAS 148.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

 The Company’s market risk exposures are related to its cash and cash equivalents and investments. The Company invests its excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income the Company earns on its investments and, therefore, impacts its cash flows and results of operations. During 2002, the average interest rate earned on cash and investments was approximately 2.0%.

ITEM 8.  FINANCIAL STATEMENTS

See the Index to Financial Statements attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 26, 2001, the Company dismissed PricewaterhouseCoopers LLP (“PwC”) as its independent auditors.

The reports of PwC on the Company’s financial statements for 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company’s Audit Committee approved the decision to change independent auditors on November 7, 2001.

In connection with its audits for 2000, and through November 26, 2001, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such years.

During 2000, and through November 26, 2001, there were no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)).

The Company has received a letter from PwC addressed to the SEC stating whether or not it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of such letter is attached hereto as Exhibit 16 and is incorporated herein by reference.

At a meeting held on November 7, 2001, the Board of Directors approved the engagement of Ernst & Young, LLP (“E&Y”) as its new independent auditor, for the fiscal year ending December 31, 2001 to replace PwC. During  2000, and through November 26, 2001, the Company had not consulted with E&Y regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) or the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K. The Company has authorized PwC to respond fully to any inquiries from E&Y relating to its engagement as the Company’s independent auditor.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 29, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 29, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 29, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 29, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company’s disclosure controls and procedures; as such term is defined under Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART IV

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1)  CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Auditors.

Report of Independent Accountants.

Consolidated Balance Sheets at December 29, 2002 and December 31, 2001.

Consolidated Statements of Income for each of the three years ended December 29, 2002.

Consolidated Statements of Shareholders’ Equity for each of the three years ended December 29, 2002.

Consolidated Statements of Cash Flows for each of the three years ended December 29, 2002.

Notes to the Consolidated Financial Statements.

(2)           FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)           EXHIBITS

Exhibit Number	Description

2.1

Asset Purchase Agreement by and between the Company and Roman Systems, Inc. incorporated by reference to Exhibit 2.2 of the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

2.2	Secured Promissory Note by and between the Company and Roman Systems, Inc. filed as Exhibit 2.3 of the Registration Statement.
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 1 of the Registration Statement.
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Registration Statement.
4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.
4.2	Warrant Agreement, incorporated by reference to Exhibit 4.2 of the Registration Statement
4.3	Specimen Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Registration Statement.
4.4	Form of Representative’s Warrant, incorporated by reference to Exhibit 4.4 of the Registration Statement.
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
10.5

Lease Agreement—Corporate Headquarters, Huntington Beach, California, dated November 1, 1999, between Chicago Pizza & Brewery, Inc. and Huntington Executive Park, a California Limited Partnership, for corporate offices, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Commission on April 2, 2001, as amended by the amendment to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 as filed with the Commission on April 30, 2001 (as amended, the “2000 Annual Report”).

10.6	BJ’s Lahaina, L.P. Partnership Agreement, incorporated by reference to Exhibit 10.16 of the Registration Statement.
10.7	Pepsi Supplier Agreement, incorporated by reference to Exhibit 10.17 of the Registration Statement.
10.8

Real Estate Lease, dated February 16, 2001, between Chicago Pizza & Brewery, Inc. and Irvine Market Place for a BJ’s Restaurant & Brewhouse restaurant incorporated by reference to Exhibit 10.8 of the 2000 Annual Report.

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
10.13

Facilitation Agreement between BJ Chicago LLC (“LLC”) and Chicago Pizza & Brewery, Inc. dated December 20, 2000 in furtherance of the Stock Purchase Agreement between LLC and ASSI, Inc, incorporated by reference to Exhibit 10.13 of the 2000 Annual Report.

10.14

Employment Agreement dated June 21, 1999 between the Company and Ernest T. Klinger, incorporated by reference to the Company’s Form 10-Q dated June 30, 1999, incorporated by reference to Exhibit 10.14 of the 2000 Annual Report.

10.15	Option Agreement dated December 20, 2000 between the Company and Paul A. Motenko to purchase shares of the Company’s common stock, incorporated by reference to Exhibit 10.15 of the 2000 Annual Report.
10.16

Option Agreement dated December 20, 2000 between the Company and Jeremiah J. Hennessy to purchase shares of the Company’s common stock, incorporated by reference to Exhibit 10.16 of the 2000 Annual Report.

10.17	Option Agreement dated December 20, 2000 between the Company and ASSI, Inc. to purchase shares of the Company’s common stock, incorporated by reference to Exhibit 10.17 of the 2000 Annual Report.
10.18

Real Estate Lease dated December 4, 2001 between Chicago Pizza & Brewery, Inc. and M&H Realty Partners IV L.P. for a BJ’s Restaurant & Brewery in Oxnard, California, incorporated by reference to Exhibit 10.18 of the 2001 Annual Report.

10.19

Real Estate Lease dated January 30, 2002 between Chicago Pizza & Brewery, Inc. and Sobrato Interests II for a BJ’s Restaurant & Brewhouse in Cupertino, California, incorporated by reference to Exhibit 10.19 of the 2001 Annual Report.

10.20

Real Estate Lease dated January 23, 2002 between Chicago Pizza & Brewery, Inc. and Centex Retail Vista Ridge I, L.P. for a BJ’s Restaurant & Brewhouse in Lewisville, Texas, incorporated by reference to Exhibit 10.20 of the 2001 Annual Report.

10.21

Real Estate Lease dated February 8, 2002 between Chicago Pizza & Brewery, Inc. and North Ranch Properties for a BJ’s Restaurant & Brewhouse in Thousand Oaks, California, incorporated by reference to Exhibit 10.21 of the 2001 Annual Report.

10.22	Real Estate Lease dated June 28, 2002 between Chicago Pizza & Brewery, Inc. and Paris Court Holdings, Ltd. for a BJ’s Restaurant & Brewhouse in Clear Lake, Texas
10.23	Real Estate Lease dated February 4, 2003 between Chicago Pizza & Brewery, Inc. and Oakridge Mall, L.P. for a BJ’s Restaurant & Brewhouse in San Jose, California
10.24	Real Estate Lease dated January 17, 2003 between Chicago Pizza & Brewery, Inc. and Krausz Enterprises for a BJ’s Restaurant & Brewhouse in Cerritos, California
10.25	Employment Agreement dated March 20, 2002 between the Company and Michael A. Nahkunst, employed as Chief Operating Officer, incorporated by reference to Exhibit 10.25
10.26	Employment Agreement dated September 17, 2002 between the Company and C. Douglas Mitchell, employed as Chief Financial Officer, incorporated by reference to Exhibit 10.26
16	Letter from PricewaterhouseCoopers, LLP regarding Change in Independent Auditors, incorporated by reference to Exhibit 16 of the Company’s Report on Form 8-K dated November 26, 2001.
21	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Registration Statement.
23.1	Consent of Ernst & Young LLP, Independent Auditors
23.2	Consent of PricewaterhouseCoopers, LLP
(b)	No reports were filed on Form 8-K during the last quarter of fiscal 2002.
99.1	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

Signature	Capacity	Date

By: /s/ PAUL A. MOTENKO	Chairman of the Board of Director, Co-Chief	March 27, 2003
Paul A. Motenko	Executive Officer, Vice President and Secretary

By: /s/ JEREMIAH J. HENNESSY	Director, Co-Chief Executive Officer and	March 27, 2003
Jeremiah J. Hennessy	President

By: /s/ C. DOUGLAS MITCHELL		March 27, 2003
C. Douglas Mitchell	Chief Financial Officer

By: /s/ JAMES A. DAL POZZO	Director	March 27, 2003
James A. Dal Pozzo

By: /s/ SHANN M. BRASSFIELD	Director	March 27, 2003
Shann M. Brassfield

By: /s/ JOHN F. GRUNDHOFER	Director	March 27, 2003
John F. Grundhofer

By: /s/ J. ROGER KING	Director	March 27, 2003
J. Roger King

By: /s/ LOUIS M. MUCCI	Director	March 27, 2003
Louis M. Mucci

CERTIFICATIONS

I, Paul A. Motenko, Chairman of the Board of Directors, Co- Chief Executive Officer, Vice President and Secretary certify that:

1.               I have reviewed this annual report on Form 10-K of Chicago Pizza & Brewery, Inc.

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ PAUL A. MOTENKO
Paul A. Motenko
Chairman of the Board of Directors,
Co-Chief Executive Officer,
Vice President and Secretary

I, Jeremiah J. Hennessy, Director, Co- Chief Executive Officer and President certify that:

1.               I have reviewed this annual report on Form 10-K of Chicago Pizza & Brewery, Inc.

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ JEREMIAH J. HENNESSY
Jeremiah J. Hennessy
Director, Co-Chief Executive
Officer and President

I, C. Douglas Mitchell, Chief Financial Officer certify that:

7.               I have reviewed this annual report on Form 10-K of Chicago Pizza & Brewery, Inc.

8.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ C. DOUGLAS MITCHELL
C. Douglas Mitchell
Chief Financial Officer

CHICAGO PIZZA & BREWERY, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Chicago Pizza & Brewery, Inc.

We have audited the accompanying consolidated balance sheets of Chicago Pizza & Brewery, Inc. as of December 29, 2002 and December 31, 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Pizza & Brewery, Inc. at December 29, 2002 and December 31, 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Orange County, California
February 21, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Chicago Pizza & Brewery, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2000 (not presented herein) and the accompanying related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Chicago Pizza & Brewery, Inc. at December 31, 2000 and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California

March 14, 2001

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED BALANCE SHEETS

	December 29, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$29,053,000	$8,903,000
Investments	3,681,000	—
Accounts and other receivables	691,000	146,000
Inventories	780,000	669,000
Prepaids and other current assets	1,322,000	1,126,000
Deferred taxes	384,000	356,000
Total current assets	35,911,000	11,200,000

Property and equipment, net	36,177,000	22,848,000
Deferred income taxes	170,000	482,000
Goodwill	4,762,000	4,762,000
Other assets, net	829,000	963,000

Total assets	$77,849,000	$40,255,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,868,000	$2,485,000
Accrued expenses	4,709,000	3,741,000
Current portion of notes payable to related parties	399,000	406,000
Current portion of long-term debt	9,000	809,000
Total current liabilities	9,985,000	7,441,000

Notes payable to related parties	151,000	585,000
Long-term debt	2,000	2,545,000
Reserve for store closures	185,000	145,000
Other liabilities	910,000	1,444,000

Total liabilities	11,233,000	12,160,000
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000,000 shares authorized and 19,305,000 and 11,768,000 shares issued and outstanding as of December 29, 2002 and December 31, 2001	62,085,000	25,807,000
Capital surplus	1,695,000	1,383,000
Retained earnings	2,836,000	1,169,000
Accumulated other comprehensive loss	—	(114,000)
Note receivable from officer	—	(150,000)

Total shareholders’ equity	66,616,000	28,095,000

Total liabilities and shareholders’ equity	$77,849,000	$40,255,000

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended
	December 29, 2002	December 31, 2001	December 31, 2000

Revenues	$75,705,000	$64,683,000	$52,346,000
Costs and expenses:
Cost of sales	19,241,000	17,415,000	14,456,000
Labor and benefits	28,057,000	23,196,000	18,772,000
Occupancy	5,970,000	4,963,000	4,160,000
Operating expenses	8,361,000	6,843,000	5,520,000
General and administrative	7,782,000	5,056,000	3,922,000
Depreciation and amortization	2,714,000	2,117,000	2,002,000
Restaurant opening expense	1,717,000	734,000	943,000
Restaurant closing expense (recovery)	(8,000)	(799,000)	1,517,000
Total cost and expenses	73,834,000	59,525,000	51,292,000
Income from operations	1,871,000	5,158,000	1,054,000

Other income (expense):
Interest income	526,000	95,000	4,000
Interest expense	(264,000)	(440,000)	(553,000)
Other income, net	414,000	160,000	4,000
Total other income (expense)	676,000	(185,000)	(545,000)
Income before minority interest and income taxes	2,547,000	4,973,000	509,000

Income (loss) applicable to minority interest in partnership	—	8,000	(42,000)
Income before income taxes	2,547,000	4,981,000	467,000

Income tax (expense) benefit	(880,000)	(1,804,000)	1,477,000

Net income	$1,667,000	$3,177,000	$1,944,000

Net income per share:
Basic	$0.10	$0.33	$0.25

Diluted	$0.09	$0.30	$0.25

Weighted average number of shares outstanding:
Basic	17,273,000	9,515,000	7,658,000

Diluted	18,775,000	10,419,000	7,770,000

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income(Loss)	Note Receivable from Officer	Total
	Shares	Amount
Balance, December 31, 1999	7,658,000	$16,076,000	$975,000	$(3,952,000)	$—	$—	$13,099,000
Net income	—	—	—	1,944,000	—	—	1,944,000
Balance, December 31, 2000	7,658,000	16,076,000	975,000	(2,008,000)	—	—	15,043,000
Private placement of common stock, net of direct costs	4,000,000	9,516,000	268,000	—	—	—	9,784,000
Exercise of stock options, net	108,000	208,000	—	—	—	(150,000)	58,000
Exercise of common stock warrants	2,000	7,000	—	—	—	—	7,000
Stock compensation	—	—	140,000	—	—	—	140,000
Net unrealized loss on interest rate swap	—	—	—	—	(114,000)	—	(114,000)
Net income	—	—	—	3,177,000	—	—	3,177,000
Comprehensive income							3,063,000
Balance, December 31, 2001	11,768,000	25,807,000	1,383,000	1,169,000	(114,000)	(150,000)	28,095,000
Exercise of stock options, net	188,000	556,000	—	—	—	—	556,000
Exercise of common stock warrants, net	7,349,000	35,722,000	—	—	—	—	35,722,000
Collection of notes receivable	—	—	—	—	—	150,000	150,000
Tax benefit from stock option exercises	—	—	312,000	—	—	—	312,000
Net unrealized gain on interest rate swap	—	—	—		114,000	—	114,000
Net income	—	—	—	1,667,000	—	—	1,667,000
Comprehensive income							1,781,000
Balance, December 29, 2002	19,305,000	$62,085,000	$1,695,000	$2,836,000	$—	$—	$66,616,000

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 29, 2002	December 31, 2001	December 31, 2000
Cash flows from operating activities:
Net income	$1,667,000	$3,177,000	$1,944,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,714,000	2,117,000	2,002,000
Deferred income taxes	284,000	936,000	(1,774,000)
Stock compensation	—	140,000	—
Gain on sale of partnership interest	—	(119,000)	—
Loss on sale of restaurant equipment	—	—	75,000
Minority interest in partnership	—	(8,000)	42,000
Changes in assets and liabilities:
Accounts and other receivable	(545,000)	33,000	(57,000)
Inventories	(111,000)	(120,000)	(114,000)
Prepaids and other current assets	(196,000)	(580,000)	(34,000)
Other assets, net	(205,000)	183,000	(148,000)
Accounts payable	2,383,000	(557,000)	2,033,000
Accrued expenses	1,034,000	779,000	1,214,000
Reserve for store closures	(8,000)	(799,000)	1,403,000
Other liabilities	(127,000)	(393,000)	(34,000)
Net cash provided by operating activities	6,890,000	4,789,000	6,552,000

Cash flows from investing activities:
Purchases of property and equipment	(16,098,000)	(5,882,000)	(8,934,000)
Purchases of investments	(3,681,000)	—	—
Proceeds from sale of partnership interest	—	391,000	—
Proceeds from sale of restaurant equipment, net of expenses	56,000	78,000	27,000
Net cash used in investing activities	(19,723,000)	(5,413,000)	(8,907,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with warrants exercised	35,722,000	7,000	—
Payments on long-term debt	(3,343,000)	(1,341,000)	(305,000)
Proceeds from exercise of stock options	556,000	58,000	—
Tax benefit from stock options exercised	312,000	—	—
Payments on notes payable to related party	(441,000)	(378,000)	(350,000)
Proceeds from sale of common stock	—	9,784,000	—
Landlord contribution for tenant improvements	27,000	368,000	401,000
Construction and equipment loan proceeds	—	28,000	4,000,000
Proceeds from note receivable from officer	150,000	—	—
Principal payments on capital lease obligations	—	(23,000)	(147,000)
Distributions to minority interest partners	—	(381,000)	(28,000)
Net cash provided by financing activities	32,983,000	8,122,000	3,571,000

Net increase in cash and cash equivalents	20,150,000	7,498,000	1,216,000

Cash and cash equivalents, beginning of period	8,903,000	1,405,000	189,000

Cash and cash equivalents, end of period	$29,053,000	$8,903,000	$1,405,000

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company and Summary of Significant Accounting Policies

Operations

Chicago Pizza & Brewery, Inc. (the “Company” or “BJ’s”) was incorporated in California on October 1, 1991. The Company owns and operates 30 restaurants located in California, Oregon, Arizona, Colorado and Texas and receives fees from one licensed restaurant in Lahaina, Maui. Each of the restaurants is currently operated as either BJ’s Restaurant & Brewery, BJ’s Pizza & Grill, BJ’s Restaurant & Brewhouse or, located exclusively in Oregon, Pietro’s Pizza. During 2002, the Company opened four restaurants: BJ’s Restaurant & Brewhouse in Westlake Village, California, BJ’s Restaurant & Brewery in Oxnard, California and BJ’s Restaurant and Brewhouses in Lewisville, Texas and Cupertino, California in August, September, November and December, respectively.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Chicago Pizza & Brewery, Inc. and its wholly owned subsidiaries. Additionally, the accompanying consolidated financial statements included the accounts of BJ’s Chicago Pizzeria, Lahaina, Hawaii until April 2001 when it was purchased by a minority shareholder. All intercompany transactions and balances have been eliminated in consolidation.

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

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

Effective July 1, 2002, the Company changed its fiscal year end from December 31 to the Sunday closest to December 31.  In connection with this change in fiscal year, the Company also realigned its fiscal quarters whereby the first, second and third quarters will each consist of 13 weeks (4 weeks for periods 1 and 2 and 5 weeks for period 3).  The fourth quarter will typically consist of 13 weeks, except approximately every fifth year it will consist of 14 weeks.  The fiscal year ended December 29, 2002 contained two days less than the year ended December 31, 2001 and one day less than the year ended December 31, 2000.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments, money market funds and certificates of deposit with an original maturity of three months or less when purchased.  Cash and cash equivalents are stated at cost, which approximates fair market value.

Investments

All investments are classified as held-to maturity and are reported at amortized cost and realized gains and losses are reflected in earnings.

Investments consist of the following:

December 29, 2002
U.S. and government agency securities	$472,000
U.S. corporate notes and bonds	3,209,000
Total Investments	$3,681,000

Inventories

Inventories are comprised primarily of food and beverage products and are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term. Renewals and betterments that materially extend the life of an asset are capitalized while maintenance and repair costs are expensed as incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in earnings.

Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives:

Furniture and fixtures	7 years
Equipment	5-10 years
Leasehold improvements	the shorter of the useful life or the lease term

Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company adopted SFAS 142 effective January 1, 2002.  Application of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization expense, when compared to 2001, of approximately $147,000 for the year ended December 29, 2002.  Pursuant to SFAS 142, the Company completed its transitional and annual test of goodwill for impairment and determined no write down of goodwill and intangibles was required.  Other than the elimination of goodwill amortization, the adoption of SFAS 142 had no impact on the Company’s financial statements. The effect of SFAS 142, if applied to prior years, would have been as follows:

	December 29, 2002	December 31, 2001	December 31, 2000
Net income, as reported	$1,677,000	$3,177,000	$1,944,000
Add back: goodwill amortization, net of tax benefit	—	147,000	147,000
Adjusted net income	$1,677,000	$3,324,000	$2,091,000
Net income per share, as reported:
Basic	$0.10	$0.33	$0.25
Diluted	$0.09	$0.30	$0.25
Net income per share, adjusted:
Basic	$0.10	$0.35	$0.27
Diluted	$0.09	$0.32	$0.27

Included in other assets are trademarks and covenants not to compete. Trademarks are amortized over 10 years and covenants not to compete are amortized over periods ranging from 3 to 5 years.

Long-Lived Assets

Management reviews the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that no impairment of the carrying value of the Company’s long-lived assets existed at December 29, 2002 and January 1, 2002.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which the Company adopted on January 1, 2002. This Statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist.  The adoption of SFAS 144 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

Interest Rate Swap

The Company accounts for all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the fair value of the assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a change in fair value will be immediately recognized in earnings.

During 2001, the Company entered into an interest rate swap agreement with a notional amount equal to the amount outstanding on the term loan ($3,333,000 at December 31, 2001) to reduce the impact of changes in interest rates on its debt.  The agreement effectively fixed the interest rate on the term loan at 7.5% through February 13, 2006.

The Company recorded the fair value of the interest rate swap of approximately $114,000 as a liability at December 31, 2001. The Company recorded a net unrealized loss on the interest rate swap of approximately $114,000 as a charge to other comprehensive income (loss), included in the statement of shareholders’ equity for fiscal 2001.

On April 11, 2002, the Company terminated the interest rate swap agreement in exchange for a $95,000 fee.  Upon termination of the interest rate swap agreement, the actual loss was recognized in earnings.

Comprehensive Income

 The Company reports comprehensive income in its consolidated statements of shareholders’ equity. The reported amounts for total comprehensive income differ from net income due to changes in the valuation of the interest rate swap agreement. The tax effect related to the change in valuation of the interest rate swap agreement is not material.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when products are delivered to a customer. Revenues from the sale of gift cards are deferred and recognized upon redemption.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2002, 2001, and 2000 was approximately $561,000, $511,000, and $629,000, respectively.

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

Minority Interest

In April 2001, an existing partner in the Lahaina, Hawaii restaurant purchased the remaining partnership interests, including those of the Company. Minority interest represents the limited partners’ interest in earnings totaling 46.3% for BJ’s Lahaina, L.P. until the purchase in April 2001.

Preopening Expenses

The Company expenses preopening costs when incurred.

Restaurant Closing Expense

The Company accounts for restaurant closing expense by estimating the costs required to close a restaurant, including its remaining obligation under lease commitments, net of amounts estimated to be received from sub-leasing the restaurant or settling the future commitment with the landlord. All of these computations require estimates, which are subject to change with market conditions. As of December 29, 2002 and December 31, 2001, the Company had a reserve for store closures of $185,000 and $211,000, respectively, which covers the anticipated losses for two restaurant locations in Oregon. No additional restaurant closings are planned as of December 29, 2002 but, with long-term changes in real estate markets and local restaurant markets, additional units may be identified in future years for closure.

On December 31, 2002, the Company sold its Pietro’s restaurant on Lombard Street in Portland, Oregon.  This sale, which will be recorded in fiscal 2003, yielded no gain after recording a reserve of $23,000 for the Company’s guarantee of the lease liability which extends to 2005.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments, accounts receivable, and current liabilities approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value as the stated borrowing rates are comparable to rates currently offered to the Company for instruments with similar maturities. The interest rate swap was recorded at fair value.

Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to common shareholders’ by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options and warrants issued by the Company to sell common stock at set prices were exercised. The financial statements present basic and diluted net income per share. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercises of outstanding stock options and warrants using the treasury stock method.

Stock-based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No.25), and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). The Company measures compensation cost/purchase price of stock options issued to non-employees using the fair value techniques of SFAS 123.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148).  SFAS 148 amends SFAS 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income.  SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method.  However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method or the intrinsic value method of accounting for stock-based compensation.  SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002.  For the year ended December 29, 2002, the Company adopted the disclosure provisions of SFAS 148.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and investments. The Company maintains its cash accounts at various banking institutions. At times, cash and cash equivalent balances may be in excess of the FDIC insurance limit.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). Interpretation 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in Interpretation 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. Interpretation 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor’s having to make payments under the guarantee is remote. Interpretation 45’s disclosure requirements are effective for financial statements with annual periods ending after December 15, 2002. Interpretation 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 29, 2002. The guarantor’s previous accounting for guarantees issued prior to the date of Interpretation 45’s initial application will not be revised or restated to reflect the Interpretation’s provisions.  Management believes the adoption of Interpretation 45 will not have a significant effect on the Company’s financial position, results of operations or cash flows.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).   SFAS 146 provides a model for accounting and reporting for costs associated with exit or disposal activities, whereby such costs are initially recognized and measured at fair value in the period in which they are incurred.  Under SFAS 146, in many cases, costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of commitment.  SFAS 146 is effective for exit or disposal activities initiated after December 29, 2002.  Management believes the adoption of SFAS 146 will not have a significant effect on the Company’s financial position, results of operations or cash flows.

2.  Property and Equipment

Property and equipment consisted of the following:

	December 29, 2002	December 31, 2001
Furniture and fixtures	$2,865,000	$2,063,000
Equipment	12,531,000	9,108,000
Leasehold improvements	27,972,000	18,518,000
	43,368,000	29,689,000
Less accumulated depreciation and amortization	9,727,000	7,084,000
	33,641,000	22,605,000
Construction in progress	2,536,000	243,000
	$36,177,000	$22,848,000

Depreciation expense was approximately $2,710,000, $1,965,000, and $1,803,000 for fiscal 2002, 2001 and 2000, respectively.

3.  Accrued Expenses

Accrued expenses consisted of the following:

	December 29, 2002	December 31, 2001
Accrued rent	$872,000	$298,000
Payroll related liabilities	2,169,000	1,613,000
Reserve for store closures	—	66,000
Other	1,668,000	1,764,000
	$4,709,000	$3,741,000

4.   Debt

Related Party Debt

Related party debt consisted of the following:

	December 29, 2002	December 31, 2001
Note payable to Roman Systems, with a fixed imputed interest rate of 7%, due in monthly installments of $38,195, maturing April 1, 2004, collateralized by the BJ’s Laguna, La Jolla and Balboa restaurants	$550,000	$991,000
Less current portion	399,000	406,000
	$151,000	$585,000

Future maturities of related party debt are as follows:

2003	$399,000
2004	151,000
$550,000

Total interest expense on related party debt for fiscal 2002, 2001 and 2000 was approximately $55,000, $80,000, and $108,000, respectively.

Long-Term Debt

Long-term debt consisted of the following:

	December 29, 2002	December 31, 2001
Term loan payable to a financial institution (4.5% interest at December 31, 2001), due in monthly principal installments of $66,667, maturing March 31, 2006 (paid in full on April 11, 2002)	$—	$3,333,000
Other notes payable, due in monthly installments in the aggregate of $775 with a fixed imputed interest rate of 3.9%	11,000	21,000
	11,000	3,354,000
Less current portion	9,000	809,000
	$2,000	$2,545,000

Future maturities of long-term debt for years subsequent to December 29, 2002 are as follows:

2003	$9,000
2004	2,000
$11,000

Total interest expense on long-term debt for fiscal 2002, 2001, and 2000 was approximately $74,000, $344,000, and $343,000, respectively.

In February 2001, the Company entered into an agreement with a bank for a collateralized credit facility for a maximum amount of $8,000,000. There was an initial funding of $4,000,000 to replace an existing loan on terms more favorable to the Company. The funded term loan portion of the facility bore interest at 2.0% per annum in excess of the bank’s LIBOR rate. The rates keyed to LIBOR would be fixed for various lengths of time at the Company’s option.

Under the revolving portion of this credit facility, the Company was able to borrow amounts from time to time, in aggregate not to exceed $4,000,000, to finance capital expenditures associated with the opening of new restaurants, and for working capital purposes. The rates for these borrowings would be 2.0% per annum in excess of the bank’s LIBOR rate and fixed for various lengths of time at the Company’s option.

On April 11, 2002, the Company terminated the credit facility and utilized approximately $3,228,000 of the proceeds from the exercise of the warrants to pay off the term loan, including a $95,000 fee to terminate a related interest rate swap agreement on the term loan.

Letters of Credit

The Company entered into two irrevocable standby letter of credit agreements in 2002; one with available credit of $1,535,000 expiring March 31, 2003 to secure construction financing and another with available credit of $475,000 expiring October 31, 2003 as required under the new workers compensation policy.  At December 29, 2002, nothing is outstanding under either of these agreements.

5.  Commitments and Contingencies

Leases

The Company leases its restaurant and office facilities under noncancelable operating leases with remaining terms ranging from approximately 1 to 20 years with renewal options ranging from 5 to 20 years. Rent expense for fiscal 2002, 2001, and 2000 was $4,806,000, $4,085,000, and $3,374,000, respectively.

The Company has certain operating leases which contain fixed escalation clauses. Rent expense for these leases has been calculated on the straight-line basis over the term of the leases, resulting in deferred rent of approximately $480,000 and $298,000 at December 29, 2002 and December 31, 2001, respectively. The deferred rent will be amortized to rent expense over the life of the leases.

A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, above the minimum, for fiscal 2002, 2001, and 2000 were approximately $1,131,000, $990,000, and $641,000, respectively.

Future minimum annual rental payments under noncancelable operating leases are as follows:

2003	$4,363,000
2004	3,938,000
2005	3,655,000
2006	3,340,000
2007	3,219,000
Thereafter	23,691,000
$42,206,000

Legal Proceedings

Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. Punitive damages awards and employee unfair practice claims, however, are not covered by the Company’s general liability insurance. To date, the Company has not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims, employee unfair practice claims or any other actions. Although the Company is not currently a party to any legal proceedings that would have a material adverse effect upon the Company’s business or financial position, it is possible that in the future the Company could become a party to such proceedings.

On April 30, 2002, the Company received a copy of a complaint filed on behalf of ASSI Inc., a Nevada Corporation (“ASSI”)  in the Superior Court of Orange County, California (the “California Case”).  The defendants initially named in that complaint were BJ Chicago, LLC, the Jacmar Companies, James A. Dal Pozzo, and William H. Tilley (collectively, “Jacmar”).  The Company is not a party to the California Case.  Jacmar, however, constitutes the Company’s largest shareholder group and several of its principals.  On June 10, 2002, ASSI amended its complaint in the California Case, by which it dropped its claim for alleged violations of section 10(b) of the federal Securities Exchange Act, but added two of the Company’s officers and directors, Paul A. Motenko and Jeremiah J. Hennessy.  In response to Messrs. Motenko and Hennessy’s demurrers to ASSI’s first amended complaint, ASSI dropped additional claims.  ASSI then filed a second amended complaint.  That complaint alleged claims against Jacmar and Messrs. Motenko and Hennessy for (1) securities fraud (purportedly under unspecified state, rather than federal, law), (2) common law fraud, (3) intentional interference with economic relations, and (4) unjust enrichment.  Messrs. Motenko and Hennessy and Jacmar filed demurrers to the second amended complaint as well.  At a hearing on November 8, 2002, the Court sustained Messrs. Motenko and Hennessy’s and Jacmar’s demurrers to each of the claims alleged in the second amended complaint.  ASSI was granted leave to attempt to cure the defects in its second amended complaint.

On or about December 3, 2002, ASSI filed its third amended complaint in the California Case, again alleging claims against Jacmar and Messrs. Motenko and Hennessy for common law fraud, securities fraud (under California statutes), and intentional interference with economic relations.  Messrs. Motenko and Hennessy and Jacmar filed demurrers to each of the claims in ASSI’s third amended complaint, and Messrs. Motenko and Hennessy filed a motion to strike certain of the claims.  The hearing on the demurrers and motion to strike was conducted on February 14, 2003, and the Court has taken those matters under submission without yet issuing a ruling.

Messrs. Motenko and Hennessy believe that the claims against them are wholly without merit.  They intend to vigorously defend against all of the allegations and to raise all available defenses, including, but not limited to, asserting a complete defense under the applicable “Mutual General Release” (the “Release”).  ASSI, Louis Habash (the president of ASSI), and the Company executed the Release in December 2000, which serves to release all claims relating to the stock purchase transaction (voluntarily terminated by ASSI) between ASSI and the Company that ASSI and Mr. Habash may have against the Company, its officers and directors, and any of the Company’s affiliates, which includes Messrs. Motenko and Hennessy.  In addition, all of the parties to the Release have waived their assertion of unknown claims against one another.

On or about May 1, 2002, the Company also received a copy of a demand for arbitration made by ASSI with the American Arbitration Association against BJ Chicago, LLC (the “Arbitration”), which appears to make similar allegations to those alleged in the pending California Case, but does not name either the Company or Messrs. Motenko and Hennessy as parties.  As such, the Company currently is taking no action with regard to the Arbitration.  Moreover, it does not appear that ASSI is going to pursue the Arbitration.

On March 10, 2003, a former employee of the Company, on behalf of himself and other employees and former employees of the Company similarly situated and working in California, filed a class action complaint in the Superior Court of California for the County of Orange against the Company.  The complaint alleges that the Company has violated provisions of the California Labor Code covering meal and rest breaks for employees, along with associated acts of unfair competition, and seeks payment of wages for all meal and rest breaks allegedly denied to California employees of the Company for the period from October 1, 2000 to the present.  Management intends to vigorously defend against all allegations in the complaint.  Due to the recent filing of this action, this matter is in the early discovery phase and management is not currently able to estimate the range of possible liability, if any.

There can be no assurance as to the outcome of the California Case, the recently filed class action case or any other litigation that may be filed against the Company or its officers or directors.  The Company’s management strongly believes, however, that the ultimate disposition of the California Case will not have a material adverse effect on the Company’s results of operations or financial condition.

6.  Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at December 29, 2002 or December 31, 2001. The Company currently has no plans to issue shares of preferred stock.

Common Stock

Shareholders of the Company’s outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors. Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to cumulate votes in connection with the election of directors.

During 2001, the Company sold 4,000,000 shares of its common stock to Jacmar, a related party, in two private placements in exchange for a cash payment of $10,000,000. The issuance of common stock was recorded net of direct transaction costs of $216,000 and the fair value of an option issued to ASSI, a related party, of $268,000.

Capital Surplus

The Company issued Redeemable Warrants with the Company’s initial public offering on October 15, 1996. At December 31, 2001, the Company had approximately 7,963,000 Redeemable Warrants outstanding. Each redeemable warrant entitled the holder thereof to purchase, previously, one share of Common Stock at a price of 110% of the initial public offering price per share ($5.50), subject to adjustment in accordance with the anti-dilution and other provisions referred to below. The private placements of 4,000,000 shares of common stock to Jacmar in 2001 triggered the anti-dilution provision of the warrant agreement, resulting in an adjustment of the exercise price of the warrants to $4.89 per share. All of the Redeemable Warrants were exercised or expired on April 8, 2002.

During 2002, approximately 7,349,000 redeemable warrants and approximately 188,000 stock options were exercised providing approximately $36,278,000 in cash proceeds to the Company, net of approximately $229,000 of related costs.

The Company had approximately 180,000 representative’s warrants outstanding with an exercise price of $4.82 per share (after adjustment for anti-dilution) expiring on October 8, 2002.  On October 8, 2002, an authorized officer of The Boston Group, L.P., the registered holder of the warrants, presented an exercise of warrants using the cashless method of exercise provided for in the warrants. Following the date of exercise of the warrants, the Company received notice that a trustee for the bankruptcy estate of the sole authorized officer of The Boston Group, L.P., had assumed all authority from the authorized officer.  The Company requested that the trustee provide a court order for delivery of the share certificates representing the warrants exercised.  As of the date hereof, the Company has not received any court order or other notice from any other authorized person regarding delivery of the share certificates.  Due to the uncertainty surrounding this transaction, the Company has not recorded the exercise of the warrants at December 29, 2002.  The exercise of the warrants is not expected to have a material impact on the Company’s consolidated financial position, results of operation, or cash flows.  There are no remaining unexercised representative’s warrants.

7.  Income Taxes

The provision (benefit) for income tax consists of the following fiscal years:

	December 29, 2002	December 31, 2001	December 31, 2000
Current:
Federal	$419,000	$634,000	$287,000
State	177,000	234,000	10,000
	596,000	868,000	297,000
Deferred:
Federal	271,000	826,000	(1,736,000)
State	13,000	110,000	(38,000)
	284,000	936,000	(1,774,000)

Provision (benefit) for income taxes	$880,000	$1,804,000	$(1,477,000)

The temporary differences which give rise to the deferred tax provision (benefit) consist of the following for the last three fiscal years:

	December 29, 2002	December 31, 2001	December 31, 2000
Property and equipment	$(101,000)	$(56,000)	$(45,000)
Goodwill	169,000	122,000	80,000
Accrued expenses and other liabilities	(139,000)	441,000	(646,000)
Investment in partnerships	—	95,000	(13,000)
Net operating losses	41,000	503,000	868,000
Income tax credits	186,000	(333,000)	(263,000)
Other	128,000	(134,000)	(32,000)
Change in valuation allowance	—	298,000	(1,723,000)
	$284,000	$936,000	$(1,774,000)

The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the last three fiscal years:

	December 29, 2002	December 31, 2001	December 31, 2000
Income tax at statutory rates	34.0%	34.0%	34.0%
Non-deductible expenses	0.1	0.1	6.2
State income taxes, net of federal benefit	5.7	3.9	6.8
Change in valuation allowance	—	6.0	(368.9)
Income tax credits	(7.0)	(5.3)	(45.0)
Other, net	1.8	(2.5)	50.6
	34.6%	36.2%	(316.3)%

The components of the deferred income tax asset and (liability) consist of the following at the last three fiscal year ends:

	December 29, 2002	December 31, 2001
Property and equipment	$222,000	$121,000
Goodwill	(764,000)	(594,000)
Accrued expense and other liabilities	394,000	255,000
Investment in partnerships	—	—
Net operating losses	—	41,000
Income tax credits	988,000	1,173,000
Other	12,000	140,000
	852,000	1,136,000
Valuation allowance	(298,000)	(298,000)
Net deferred income taxes	$554,000	$838,000

At December 29, 2002, the Company has federal income tax credit carryforwards of approximately $988,000, consisting primarily of the credit for FICA taxes paid on reported employee tip income. The credits will begin to expire in 2011.

The Company has deferred tax assets that are subject to periodic recoverability assessments.  The Company believes that it is more likely than not that the net deferred tax asset will be realized.  Accordingly, no additional valuation allowance was recorded for fiscal 2002.

During fiscal 2001, the Company’s income before taxes increased by approximately $4,514,000 over fiscal 2000 and the Company continued to invest in new restaurants which generate additional depreciation. In connection with the increase in taxable income and tax depreciation, the Company reviewed the federal income tax credit carryforwards and determined that utilization of such carryforwards may be subject to an annual limitation against taxable income in the current and future periods. This annual limitation could limit the utilization of primarily tip credit carryforwards due to the computations required under the alternative minimum tax calculation. As a result of the annual limitation, a portion of these credit carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. Accordingly, in fiscal 2001, the Company provided a valuation allowance of approximately $298,000 against a portion of the credit carryforwards due to the uncertainties surrounding their realization.

Prior to fiscal 2000, the Company had not previously generated taxable income, and there was no opportunity to carryback losses to prior periods, and accordingly, the Company provided a valuation allowance for its net deferred tax assets. During fiscal 2000, management concluded, based on continuing improved operations and projected operations, it was more likely than not that the Company would generate taxable income sufficient to realize the tax benefit associated with the future deductible deferred tax assets and net operating loss carryforwards prior to their expiration. As a result, the Company eliminated the valuation allowance totaling approximately $1,723,000 as of December 31, 2000.

8.  Supplemental Cash Flow Information

Supplemental cash flow items consisted of the following for the last three fiscal years:

	December 29, 2002	December 31, 2001	December 31, 2000
Cash paid for:
Interest	$264,000	$462,000	$498,000
Taxes	$711,000	$918,000	$31,000

Supplemental information on non-cash investing and financing activities consisted of the following for the last three fiscal years:

	December 29, 2002	December 31, 2001	December 31, 2000
Interest rate swap liability	$(114,000)	$114,000	$—
Tenant improvements receivable	$—	$246,000	$—
Equipment and goodwill offset against store closure reserve	$18,000	$393,000	$—

9.  1996 Stock Option Plan

The Company adopted the 1996 Stock Option Plan as of August 7, 1996 which provided for the granting of options to purchase up to 600,000 shares of common stock.  The Plan was amended on September 28, 1999, increasing the total number of shares under the plan to 1,200,000. The 1996 Stock Option Plan provides for the options issued to be either incentive stock options or non-statutory stock options as defined under Section 422A of the Internal Revenue Code. The exercise price of the shares under the option shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The 1996 Stock Option Plan expires on June 30, 2005 unless terminated earlier. The options generally vest over a three to five-year period. Employment agreements with two of the Company’s officers and ASSI Inc., provided for the grant of options to purchase up to 661,000 and 200,000 shares of common stock, respectively.

The following is a summary of changes in options outstanding pursuant to the plan for the last three fiscal years:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at December 31, 1999	927,000	$2.38	571,000	$2.71
Granted	159,000	2.14
Exercised	—	—
Terminated	(28,000)	1.98
Outstanding options at December 31, 2000	1,058,000	2.14	735,000	2.20
Granted	1,134,000	3.25
Exercised	(108,000)	1.92
Terminated	(509,000)	1.91
Outstanding options at December 31, 2001	1,575,000	3.04	1,229,000	2.90
Granted	445,000	6.87
Exercised	(188,000)	3.04
Terminated	(20,000)	4.17
Outstanding options at December 29, 2002	1,812,000	$3.96	1,209,000	$2.90

Information relating to significant option groups outstanding at December 29, 2002 are as follows:

Exercise Price	Outstanding Options	Weighted Average Remaining Life (Yr.)	Options Exercisable
$9.20	50,000	9.47	—
$8.35	82,000	9.84	—
$7.51	10,000	9.29	—
$7.50	50,000	9.41	—
$7.20	50,000	9.28	—
$5.54	150,000	9.22	—
$5.24	3,000	9.04	—
$5.10	50,000	9.08	—
$4.55	89,000	8.86	18,000
$4.00	200,000	8.05	200,000
$3.87	25,000	8.44	13,000
$3.65	75,000	8.44	25,000
$3.00	93,000	4.89	93,000
$2.88	50,000	8.08	25,000
$2.75	661,000	8.05	661,000
$1.88	127,000	5.13	127,000
$1.81	3,000	6.55	3,000
$1.55	44,000	7.24	44,000
	1,812,000	8.05	1,209,000

Information related to the exercise price of options granted in comparison to the stock price on the date of the grant are as follows for the last three fiscal years:

	December 29, 2002		December 31, 2001		December 31, 2000
Exercise Price of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value
Exceeds stock price	$—	$—	$4.00	$1.08	$—	$—
Equals stock price	$6.87	$3.10	$3.09	$1.43	$2.14	$1.35
Less than stock price	$—	$—	$—	$—	$—	$—

The Company has adopted the disclosure-only provisions of SFAS 123, and will continue to use the intrinsic value based method of accounting prescribed by APB No. 25. Under APB No. 25, no compensation cost has been recognized for options granted with an option price equal to the grant date market value of the Company’s common stock. Had compensation cost for the Company’s options granted been determined based on the fair value of the option at the grant date for the 1996 Stock Option Plan awards in fiscal 2002, 2001, and 2000, consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have been decreased to the pro forma amounts indicated below for the last three fiscal years:

	December 29, 2002	December 31, 2001	December 31, 2000
Net income, as reported	$1,677,000	$3,177,000	$1,944,000
Employee compensation expense	(250,000)	(749,000)	(262,000)
Net income, pro forma	$1,427,000	$2,428,000	$1,682,000
Net income per share, as reported:
Basic	$0.10	$0.33	$0.25
Diluted	$0.09	$0.30	$0.25
Net income per share, pro forma:
Basic	$0.08	$0.26	$0.22
Diluted	$0.08	$0.23	$0.22

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Company’s stock, (b) expected volatility of the Company’s stock ranging from 21.3% to 70.4%, (c) a risk-free interest rate ranging from 2.87% to 4.87% and (d) expected option life of five years.

During 2001, the Company repriced a stock option outstanding with an officer. The repricing of options requires variable accounting treatment which results in a future noncash charge to earnings which is directly linked to the movement of the Company’s stock price. The Company recorded approximately $139,000 in compensation expense until the option was exercised by the employee in 2001. The option exercise was funded by a note receivable, which was paid in full in 2002.

10.   Employee Benefit Plan

The Company maintains a voluntary, contributory 401(k) plan for all eligible employees. Employees may elect to contribute up to 15% of their earnings, up to a maximum of $11,000, to the plan each year. Employee contributions are matched by the Company at a rate of 33% for the first $6,000 of deferred income. Contributions by the Company were approximately $61,000, $59,000 and $53,000 in fiscal 2002, 2001 and 2000, respectively.

11.  Restaurant Closing Expense

During fiscal 2000, the Company identified four restaurants in Oregon that it intended to either sell or close. The Company established a reserve of approximately $1,403,000 at December 31, 2000 for estimated costs for closing these restaurants, including the costs associated with the disposal of property, equipment and goodwill and exiting the leases. Total costs incurred related to store closures for the year ended December 31, 2000 were approximately $1,517,000.

During fiscal 2001, the Company closed three of these previously identified Oregon restaurants and identified a new Oregon restaurant which was unprofitable. As a result of the restaurant closures, the Company utilized approximately $393,000 of the reserve for the write-off of property, equipment and goodwill during 2001. Due primarily to more favorable lease settlements than anticipated, approximately $799,000 of the reserves were not required and were recorded as a reduction in store closure expense for the year ended December 31, 2001. At December 31, 2001, a store closure reserve of approximately $211,000 ($66,000 recorded as a current liability) remained, primarily for the estimated costs to close one restaurant and losses on unrecoverable property and equipment at the newly identified restaurant in Oregon.

In February 2002, the Company closed one of its Pietro’s restaurants in Eugene, Oregon.  The restaurant was not meeting the Company’s revenue and profitability expectations and experienced a negative cash flow over the prior two years.  As noted above, the Company established a reserve for restaurant closures and included an amount adequate to cover the estimated net costs for the Eugene, Oregon closure.

During fiscal 2002, the store closure reserve, which at December 31, 2001 included $66,000 in current liabilities and $145,000 in long-term liabilities, was reduced by $26,000, of which $18,000 was utilized for property, equipment and lease payments in connection with the closure of the Eugene II property in Oregon. The remaining balance of $8,000 was recorded as a reduction in store closure expense primarily due to more favorable lease settlements than anticipated.  At December 29, 2002 the remaining reserve is for two restaurants, one that has historically not been profitable and is not considered essential to the Company’s future plans, and the other relates to the remaining lease liability for a restaurant that was sold in 2001.

On December 31, 2002, the Company sold its Pietro’s restaurant on Lombard Street in Portland, Oregon.  This sale, which will be recorded in fiscal 2003, yielded no gain after recording a reserve of $23,000 for the Company’s guarantee of the lease liability which extends to 2005.

12.  Related Party Transactions

As of December 29, 2002, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 42.0% of the Company’s outstanding common stock.  Jacmar’s ownership was diluted to approximately 42.0% as of December 29, 2002 due to warrant and option exercises as described in Notes 6 above. During fiscal 2001, Jacmar acquired 6,868,000 shares of common stock increasing its ownership to 68.5% at December 31, 2001 from 15.5% at the beginning of 2001.  Common stock activity for Jacmar for the year ended December 31, 2001 was as follows:

Date Acquired	Shares Acquired		Ownership Percentage

Through December 31, 2000	1,190,000		15.5%
January 18, 2001	2,207,000	(1)	28.9%
March 13, 2001	661,000	(2)	8.6%
April 30, 2001	800,000	(3)	3.7%
August 14, 2001	3,200,000	(3)	11.8%
December 31, 2001	8,058,000		68.5%

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

(2)                                  On March 13, 2001, Jacmar completed a transaction to purchase approximately 661,000 shares of the Company’s outstanding common stock from two of the Company’s officers.

(3)                                  The Company entered into an agreement on February 22, 2001 to sell an aggregate of 800,000 shares of common stock to Jacmar at $2.50 per share, with an option, exercisable by Jacmar prior to August 15, 2001, for an additional 3,200,000 shares of common stock at $2.50 per share. The 800,000 share transaction closed on April 30, 2001. Jacmar then fully exercised its option to acquire 3,200,000 shares on August 14, 2001. The Company received a favorable fairness opinion regarding the private placement, and the sale was approved by a vote of the shareholders at the Company’s annual shareholders’ meeting held on July 18, 2001. The Company agreed to grant registration rights on the shares purchased by Jacmar under this agreement.

Jacmar, through its specialty wholesale food distributorship, is the Company’s largest supplier of food, beverage and paper products. Jacmar sells products to the Company at prices comparable to those offered by unrelated third parties. Jacmar supplied the Company with approximately $11,470,000, $8,945,000 and $6,647,000 of food, beverage and paper products during fiscal 2002, 2001 and 2000, respectively, and had trade payables related to these products of approximately $1,038,000 and $781,000 at December 29, 2002 and December 31, 2001, respectively.

13.  Selected Consolidated Quarterly Financial Data (Unaudited)

Summarized unaudited consolidated quarterly financial data for the Company is as follows:

	March 31, 2002	June 30, 2002	September 29, 2002	December 29, 2002
Total revenues	$17,369,000	$18,298,000	$19,046,000	$20,992,000
Income (loss) from operations	$1,123,000	$1,257,000	$347,000	$(856,000)
Net income (loss)	$736,000	$910,000	$414,000	$(393,000)
Basic net income (loss) per share	$0.06	$0.05	$0.02	$(0.02)
Diluted net income (loss) per share	$0.06	$0.05	$0.02	$(0.02)

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Total revenues	$15,369,000	$15,974,000	$16,618,000	$16,722,000
Income from operations	$1,378,000	$1,275,000	$1,451,000	$1,000,000
Reclassification from other income(1)	$54,000	—	—	—
Adjusted income from operations	$1,432,000	$1,275,000	$1,451,000	$1,000,000
Net income	$763,000	$985,000	$864,000	$565,000
Basic net income per share	$0.10	$0.12	$0.08	$0.05
Diluted net income per share	$0.10	$0.11	$0.07	$0.05

(1)          Gain from closure of restaurant in the Northwest which was reclassified from other income to operating expenses during the third quarter of 2001.