Form 10-Q
period 2003-03-30
CHICAGO PIZZA & BREWERY INC
filed 2003-05-05
CIK 1013488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-21423

CHICAGO PIZZA & BREWERY, INC.
(Exact name of registrant as specified in its charter)

California	33-0485615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16162 Beach Boulevard Suite 100 Huntington Beach, California 92647
(Address and zip code of principal executive offices)

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

Indicate by check mark if the filer is an accelerated filer (as defined in Rule 12B-2 of the Act). YES  ☐    NO  ☒

As of April 14, 2003, there were 19,329,715 shares of Common Stock of the Registrant outstanding.

CHICAGO PIZZA & BREWERY, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CHICAGO PIZZA & BREWERY, INC.
CONSOLIDATED BALANCE SHEETS

	March 30, 2003	December 29, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,894,000	$29,053,000
Investments	9,519,000	3,681,000
Accounts and other receivables	724,000	691,000
Inventories	800,000	780,000
Prepaid expenses and other current assets	1,097,000	1,322,000
Deferred taxes	391,000	384,000
Total current assets	32,425,000	35,911,000

Property and equipment, net	38,572,000	36,177,000
Deferred income taxes	110,000	170,000
Goodwill	4,762,000	4,762,000
Other assets, net	753,000	829,000

Total assets	$76,622,000	$77,849,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,900,000	$4,868,000
Accrued expenses	4,781,000	4,709,000
Current portion of notes payable to related parties	399,000	399,000
Current portion of long-term debt	8,000	9,000
Total current liabilities	8,088,000	9,985,000

Notes payable to related parties	44,000	151,000
Long-term debt	—	2,000
Reserve for store closures	200,000	185,000
Other liabilities	764,000	910,000

Total liabilities	9,096,000	11,233,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000,000 shares authorized and 19,330,000 and 19,305,000 shares issued and outstanding as of March 30, 2003 and December 29, 2002	62,128,000	62,085,000
Capital surplus	1,734,000	1,695,000
Retained earnings	3,664,000	2,836,000

Total shareholders’ equity	67,526,000	66,616,000

Total liabilities and shareholders’ equity	$76,622,000	$77,849,000

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For The Quarter Ended
	March 30, 2003	March 31, 2002
Revenues	$23,795,000	$17,369,000
Costs and expenses:
Cost of sales	6,290,000	4,468,000
Labor and benefits	8,644,000	6,341,000
Occupancy	1,759,000	1,383,000
Operating expenses	2,660,000	1,851,000
General and administrative	2,104,000	1,609,000
Depreciation and amortization	913,000	582,000
Restaurant opening expenses	412,000	12,000
Total costs and expenses	22,782,000	16,246,000
Income from operations	1,013,000	1,123,000

Other income (expense):
Interest income	105,000	31,000
Interest expense	(8,000)	(79,000)
Other income, net	162,000	59,000
Total other income	259,000	11,000
Income before income taxes	1,272,000	1,134,000

Income tax expense	444,000	398,000

Net income	$828,000	$736,000

Net income per share:
Basic	$0.04	$0.06

Diluted	$0.04	$0.06

Weighted average number of shares outstanding:
Basic	19,375,000	12,315,000

Diluted	20,145,000	12,923,000

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Quarter Ended
	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net income	$828,000	$736,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	913,000	582,000
Deferred income taxes	53,000	—
Changes in assets and liabilities:
Accounts and other receivables	(33,000)	(31,000)
Inventories	(20,000)	10,000
Prepaid expenses and other current assets	225,000	427,000
Other assets, net	3,000	(206,000)
Accounts payable	(1,968,000)	(535,000)
Accrued expenses	72,000	307,000
Reserve for store closures	(8,000)	—
Other liabilities	(74,000)	(116,000)
Net cash (used in) provided by operating activities	(9,000)	1,174,000

Cash flows from investing activities:
Purchases of property and equipment	(3,320,000)	(794,000)
Purchases of investments	(5,838,000)	—
Proceeds from sale of restaurant equipment, net of expenses	36,000	55,000
Net cash used in investing activities	(9,122,000)	(739,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with warrants exercised	—	2,980,000
Payments on long-term debt	(3,000)	(202,000)
Proceeds from exercise of stock options	43,000	19,000
Tax benefit from stock options exercised	39,000	—
Payments on notes payable to related parties	(107,000)	(99,000)
Net cash (used in) provided by financing activities	(28,000)	2,698,000

Net (decrease) increase in cash and cash equivalents	(9,159,000)	3,133,000

Cash and cash equivalents, beginning of period	29,053,000	8,903,000

Cash and cash equivalents, end of period	$19,894,000	$12,036,000

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Chicago Pizza & Brewery, Inc. and its wholly owned subsidiaries.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

The accompanying consolidated financial statements have not been audited by independent auditors, but include all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with accounting principles generally accepted in the United States have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 29, 2002. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K. The accompanying consolidated balance sheet as of December 29, 2002 has been derived from the audited financial statements.

Effective July 1, 2002, the Company changed its fiscal year end from December 31 to the Sunday closest to December 31 in each year.  In connection with this change in fiscal year, the Company also realigned its fiscal quarters whereby the first, second and third quarters will each consist of 13 weeks.  The fourth quarter will typically consist of 13 weeks, except approximately every fifth year it will consist of 14 weeks.  Additionally, the quarter ended March 30, 2003 consists of 13 weeks which is one day less than the calendar quarter ended March 31, 2002.

NET INCOME PER SHARE

Net income per share is computed in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share.  Basic net income per share is computed based on the weighted average of common shares outstanding during the period.  Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period, which includes options outstanding under the Company’s stock option plan and outstanding warrants.

RELATED PARTY

As of March 30, 2003, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 42.0% of the Company’s outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is the Company’s largest supplier of food, beverage and paper products. Jacmar sells products to the Company at prices comparable to those offered by unrelated third parties. Jacmar supplied the Company with approximately $3,311,000 and $2,457,000 of food, beverage and paper products for the quarters ended March 30, 2003 and March 31, 2002, respectively, and had accounts payable related to these products of approximately $1,062,000 and $852,000 at March 30, 2003 and March 31, 2002, respectively.  Additionally, the Company paid Jacmar approximately $5,000 for the quarter ended March 30, 2003 for various consulting services.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). Interpretation 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in Interpretation 45 are required to be initially recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. Interpretation 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor’s having to make payments under the guarantee is remote. Interpretation 45’s disclosure requirements are effective for financial statements with annual periods ending after December 15, 2002. Interpretation 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 29, 2002. The guarantor’s previous accounting for guarantees issued prior to the date of Interpretation 45’s initial application will not be revised or restated to reflect the Interpretation’s provisions.  The adoption of Interpretation 45 did not have a significant effect on the Company’s financial position, results of operations or cash flows for the quarter ended March 30, 2003.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).   SFAS 146 provides a model for accounting and reporting for costs associated with exit or disposal activities, whereby such costs are initially recognized and measured at fair value in the period in which they are incurred.  Under SFAS 146, in many cases, costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of commitment.  SFAS 146 is effective for exit or disposal activities initiated after December 29, 2002.  The adoption of SFAS 146 did not have a significant effect on the Company’s financial position, results of operations or cash flows for the quarter ended March 30, 2003.

RESTAURANT CLOSURES

On December 31, 2002, the Company sold its Pietro’s restaurant on Lombard Street in Portland, Oregon.  This sale yielded no gain after recording a reserve of $23,000 for a portion of the Company’s remaining lease liability which extends through part of 2005.

STOCK OPTION PLAN

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148) and will continue to use the intrinsic value based method of accounting prescribed by APB No. 25. Under APB No. 25, no compensation cost has been recognized for options granted with an option price equal to the grant date market value of the Company’s common stock. Had compensation cost for the Company’s options granted been determined based on the fair value of the option at the grant date for the 1996 Stock Option Plan consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have been decreased to the pro forma amounts indicated below for the quarters indicated below:

	March 30, 2003	March 31, 2002
Net income, as reported	$828,000	$736,000
Employee compensation expense	(82,000)	(37,000)
Net income, pro forma	$746,000	$699,000
Net income per share, as reported:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06
Net income per share, pro forma:
Basic	$0.04	$0.06
Diluted	$0.04	$0.05

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

FORWARD LOOKING STATEMENT

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q.  Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed here.  Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in our annual report as reported on Form 10-K as of December 29, 2002 and for the year then ended including, without limitation:  (i) our ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of our historic concentration in Southern California, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) consumer trends, (vii) potential uninsured losses and liabilities, (viii) increasing insurance costs, (ix) trademark and servicemark risks, (x) government regulations (xi) licensing costs, and (xii) other general economic and regulatory conditions and requirements.

GENERAL

We own and operate 30 restaurants located in California, Oregon, Colorado, Arizona and Texas and receive fees from one licensed restaurant in Lahaina, Maui. Each of our restaurants are operated either as a BJ’s Restaurant & Brewery, a BJ’s Pizza & Grill, a BJ’s Restaurant & Brewhouse or a Pietro’s Pizza restaurant. Our menu features our award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a great selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. We have nine BJ’s Restaurant & Brewery restaurants that feature in-house brewing facilities where our hand-crafted beers are produced.  Our three Pietro’s Pizza restaurants serve primarily Pietro’s thin-crust pizza in a very casual, counter-service environment.

In calculating our comparable restaurant sales, we include a restaurant in the comparable base once it has been opened for eighteen periods.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our Consolidated Statements of Income expressed as percentages of total revenues.  The results of operations for the quarter ended March 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

	For Quarter Ended
	March 30, 2003	March 31, 2002
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	26.4	25.7
Labor and benefits	36.3	36.5
Occupancy	7.4	8.0
Operating expenses	11.2	10.7
General and administrative	8.8	9.3
Depreciation and amortization	3.8	3.4
Restaurant opening expense	1.7	0.1
Total cost and expenses	95.6	93.7
Income from operations	4.4	6.3

Other income (expense):
Interest income	0.4	0.2
Interest expense	—	(0.5)
Other income, net	0.7	0.3
Total other income	1.1	—
Income before income taxes	5.5	6.3

Income tax expense	1.9	2.3

Net income	3.6%	4.0%

Quarter Ended March 30, 2003 Compared to Quarter Ended March 31, 2002.

Revenues.  Total revenues for the quarter ended March 30, 2003 increased to $23,795,000 from $17,369,000 during the comparable quarter of 2002, an increase of $6,426,000 or 37.0%.  The increase is primarily the result of:

•                  The opening of the following new locations provided additional revenues of $6,338,000 in 2003 when compared with 2002:

Location	Concept	Opening Date
Westlake, California	Restaurant & Brewhouse	August 2002
Oxnard, California	Restaurant & Brewery	September 2002
Lewisville, Texas	Restaurant & Brewhouse	November 2002
Cupertino, California	Restaurant & Brewhouse	December 2002
Clear Lake, Texas	Restaurant & Brewery	January 2003

•                  An increase in our same restaurants sales for the comparable quarter of $438,000 or 2.8%.  This increase is primarily due to an increase in customer counts.

•                  The above mentioned increases were partially offset by the closure of our Pietro’s Eugene, Oregon restaurant in February 2002 and our Pietro’s Portland, Oregon restaurant (Lombard Street) on December 31, 2002 and the fact that the quarter ended March 31, 2002 had one additional day of revenue.

Cost of Sales.  Cost of food, beverages and paper (cost of sales) for our restaurants increased to $6,290,000 during the quarter ended March 30, 2003 from $4,468,000 during the comparable quarter of 2002, an increase of $1,822,000 or 40.8%. As a percentage of sales, cost of sales increased to 26.4% for the current quarter from 25.7% for the comparable prior-year quarter. This increase is a result of conducting business in new markets where we have a higher cost sales mix and higher per unit purchase costs.  We have entered into new vendor contracts to control food costs, however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions.

Labor and Benefits.  Labor and benefit costs for our restaurants increased to $8,644,000 during the quarter ended March 30, 2003 from $6,341,000 during the comparable quarter of 2002, an increase of $2,303,000 or 36.3%. As a percentage of revenues, labor and benefit costs remained relatively stable, decreasing to 36.3% for the current quarter from 36.5% for the comparable prior-year quarter.

Occupancy.  Occupancy costs increased to $1,759,000 during the quarter ended March 30, 2003 from $1,383,000 during the comparable quarter of 2002, an increase of $376,000 or 27.2%.  The increase reflects the four additional restaurants we opened in August, September, November and December 2002 and the one additional restaurant we opened in January 2003, partially offset by the closure of our Pietro’s Eugene, Oregon restaurant in February 2002 and Pietro’s Portland, Oregon restaurant (Lombard Street) in December 2002.  As a percentage of revenues, occupancy costs decreased to 7.4% for the current quarter from 8.0% for the comparable prior-year quarter.  This decrease is primarily due to the fact that three out of the five restaurants opened in the last three quarters had ground leases with monthly lease payments below our historical rent levels.

Operating Expenses.  Operating expenses increased to $2,660,000 during the quarter ended March 30, 2003 from $1,851,000 during the comparable quarter of 2002, an increase of $809,000 or 43.7%.  As a percentage of sales, operating expenses increased to 11.2% for the current quarter from 10.7% for the comparable prior-year quarter. The increase is primarily due to the following; (i) increased credit card fees, (ii) increased marketing costs related to new markets and the continuing promotion of existing markets, (iii) increased repair and maintenance costs related to stores open for a number of years, (iv) increased utility costs related in our new markets, (v) increased insurance costs and (vi) the opening of 1 new restaurant in the current quarter.  Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, insurance, supplies and utilities.

General and Administrative Expenses.  General and administrative expenses increased to $2,104,000 during the quarter ended March 30, 2003 from $1,609,000 during the comparable quarter of 2002, an increase of $495,000 or 30.8%. As a percentage of revenues, general and administrative expenses decreased to 8.8% for the current quarter from 9.3% for the comparable prior-year quarter. This decrease is primarily due to a 37.0% increase in sales versus an increase of 30.8% in general and administrative costs as the 2002 expenditures for infrastructure were spread across higher sales volumes.

Depreciation and Amortization.  Depreciation and amortization increased to $913,000 during the quarter ended March 30, 2003 from $582,000 during the comparable quarter of 2002, an increase of $331,000 or 56.9%. The increase was due to our acquisition of restaurant equipment, furniture and improvements and brewery equipment totaling $2,619,000 and $11,974,000 for the restaurant opened in January 2003 and the four restaurants opened in the last half of 2002, respectively.

Restaurant Opening Expense.  Restaurant opening expenses increased to $412,000 during the quarter ended March 30, 2003 from $12,000 during the comparable quarter of 2002, an increase of $400,000. This increase is due to one restaurant opening in the current quarter in comparison to no restaurant openings in the comparable quarter of 2002.  Additionally, our current quarter included costs of $108,000 related to our Addison, Texas location which is scheduled to open in May 2003.  Our opening costs will fluctuate from quarter to quarter, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process. We expect expenditures related to the opening of restaurants to be substantial during the last two quarters of the year, as three to four additional restaurants are planned to be opened.

Interest Income (Expense), Net.  We recognized net interest income of $97,000 during the quarter ended March 30, 2003 versus net interest expense of $48,000 during the comparable quarter of 2002, a change of $145,000.  During 2002, approximately 7,349,000 redeemable warrants and approximately 188,000 stock options were exercised, providing approximately $36,278,000 in cash proceeds to the Company, net of approximately $229,000 of related costs. With our improved liquidity, interest income increased due to the investment of these proceeds and interest expense decreased primarily due to the payoff of our term loan in April 2002 with an outstanding balance of $3,133,000.

Other Income, Net.  Net other income increased to $162,000 during the quarter ended March 30, 2003 from $59,000 in the comparable quarter of 2002, an increase of $103,000.  The increase was primarily due to increased gaming income at our Pietro’s Pizza locations and license fee income from our interest in BJ’s Lahaina, Maui, Hawaii restaurant.

LIQUIDITY AND CAPITAL RESOURCES

Our overall operating activities, as detailed in the unaudited Consolidated Statement of Cash Flows, utilized $9,000 of net cash from operations during the quarter ended March 30, 2003, a $1,183,000 or 100.8% decrease from the $1,174,000 generated during the comparable quarter of 2002. The decrease in cash from operating activities for the quarter ended March 30, 2003 in comparison to March 31, 2002 was due primarily to the timing of payments to vendors included in accounts payable.

Total capital expenditures for the acquisition of our restaurant and brewery equipment and leasehold improvements to construct new restaurants were $3,320,000 for the quarter ended March 30, 2003. These expenditures were primarily related to the development of our Clear Lake and Addison, Texas restaurants.

We have signed leases for, and plan to open, restaurants in Cerritos, California and San Jose, California during the last half of 2003.

IMPACT OF INFLATION

The impact of inflation on food, labor and occupancy costs can significantly affect our operations. Many of our employees are paid hourly rates related to Federal and State minimum wage laws. Minimum wages have been increased numerous times and remain subject to future increases.

SEASONALITY AND ADVERSE WEATHER

Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal locations. The summer months (June through August) have traditionally been higher volume periods than other periods of the year.

CRITICAL ACCOUNTING POLICIES

We believe the following areas comprise our critical accounting policies: 1) accounting for closed restaurants, 2) accounting for property and equipment, 3) accounting for deferred taxes, and 4) related party accounting.

Under accounting for closed restaurants, we must estimate the costs required to close a restaurant, sublease it in the local real estate market, and operate it until the closing date. All of these computations require estimates which are subject to change with market conditions. As of March 30, 2003, we had a reserve for store closures of $200,000, which covers the anticipated losses for three locations in Oregon. No additional restaurant closings are planned as of March 30, 2003, but with long-term changes in real estate markets and local restaurant markets, additional units may be identified for closure.

Property and equipment accounting requires estimates of the useful lives for the assets for depreciation purposes and selection of depreciation methods. We believe the useful lives reflect the actual economic life of the underlying assets. We have elected to use the straight-line method of depreciation for financial statement purposes. Renewals and betterments that materially extend the useful life of an asset are capitalized while maintenance and repair costs are charged to operations as incurred. Judgment is often required in the decision to distinguish between an asset which qualifies for capitalization versus an expenditure which is for maintenance and repairs.

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired.  We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows.  The analysis is performed at the restaurant level for indicators of impairment.  This process requires the use of estimates and assumptions, which are subject to a high degree of judgment.  If these assumptions change in the future, we may be required to record impairment charges for these assets.

Deferred tax accounting requires that we evaluate net deferred tax assets to determine if these assets will more likely than not be realized in the foreseeable future. This test requires projection of our taxable income into future years to determine if there will be income sufficient to realize the tax assets (future tax deductions and FICA tax credit carryforwards). The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws.  Our net deferred tax assets at March 30, 2003 totaled $501,000.

Related party accounting requires the proper identification of related parties and extensive disclosure of the transactions and balances with such related parties. Related parties include Jacmar and ASSI, Inc. Jacmar is our largest supplier of food, beverage and paper products and, through its affiliates, Jacmar owns 42.0% of our outstanding common stock. ASSI, Inc. is a former shareholder that now holds an option to purchase 200,000 shares of our common stock at $4.00 per share. Disclosure of transactions and balances with Jacmar and ASSI, Inc. is included in Item 1 under Notes to Unaudited Consolidated Financial Statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCOLSURES ABOUT MARKET RISK

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impacts our cash flows and results of operations. During 2003, the average interest rate earned on cash and investments was approximately 2.0%.

Item 4.  CONTROLS AND PROCEDURES

Our management, including our principal executive officers and principal financial officer, conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13(a)-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Restaurants, such as those we operate, are subject to litigation in the ordinary course of business, most of which we expect to be covered by our general liability insurance. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims, employee unfair practice claims or any other actions. Although we are not currently a party to any legal proceedings that would have a material adverse effect upon our business or financial position, it is possible that in the future we  could become a party to such proceedings.

On April 30, 2002, we received a copy of a complaint filed on behalf of ASSI Inc., a Nevada Corporation (“ASSI”) in the Superior Court of Orange County, California (the “California Case”).  The defendants initially named in that complaint were BJ Chicago, LLC, the Jacmar Companies, James A. Dal Pozzo, and William H. Tilley (collectively, “Jacmar”).  We are not a party to the California Case.  Jacmar, however, constitutes our largest shareholder group and several of its principals.  On June 10, 2002, ASSI amended its complaint in the California Case, by which it dropped its claim for alleged violations of section 10(b) of the federal Securities Exchange Act, but added two of our officers and directors, Paul A. Motenko and Jeremiah J. Hennessy.  In response to Messrs. Motenko and Hennessy’s demurrers to ASSI’s first amended complaint, ASSI dropped additional claims.  ASSI then filed a second amended complaint.  That complaint alleged claims against Jacmar and Messrs. Motenko and Hennessy for (1) securities fraud (purportedly under unspecified state, rather than federal, law), (2) common law fraud, (3) intentional interference with economic relations, and (4) unjust enrichment.  Messrs. Motenko and Hennessy and Jacmar filed demurrers to the second amended complaint as well.  At a hearing on November 8, 2002, the Court sustained Messrs. Motenko and Hennessy’s and Jacmar’s demurrers to each of the claims alleged in the second amended complaint.  ASSI was granted leave to attempt to cure the defects in its second amended complaint.

On or about December 3, 2002, ASSI filed its third amended complaint in the California Case, again alleging claims against Jacmar and Messrs. Motenko and Hennessy for common law fraud, securities fraud (under California statutes), intentional interference with economic relations, and unjust enrichment.  Messrs. Motenko and Hennessy and Jacmar filed demurrers to each of the claims in ASSI’s third amended complaint, and Messrs. Motenko and Hennessy filed a motion to strike certain of the claims.  At a hearing conducted on those matters on April 23, 2003, the Court sustained the demurrers as to ASSI’s claims for common law fraud and intentional interference with economic relations (with leave to amend) and as to ASSI’s claim for unjust enrichment (without leave to amend).  In addition, the Court authorized Messrs. Motenko and Hennessy to renew their motion to strike in the event that ASSI attempts to further amend its pleading.  Should ASSI seek to further amend its complaint, it must do so within 10 days of the Court’s April 23 ruling.

Messrs. Motenko and Hennessy believe that the claims against them are wholly without merit.  They intend to vigorously defend against all of the allegations and to raise all available defenses, including, but not limited to, asserting a complete defense under the applicable “Mutual General Release” (the “Release”).  We executed the Release in December 2000 with Louis Habash,the president of ASSI,, which serves to release all claims relating to the stock purchase transaction (voluntarily terminated by ASSI) between ASSI and us that ASSI and Mr. Habash may have against us, our officers and directors, and any of our affiliates, which includes Messrs. Motenko and Hennessy.  In addition, all of the parties to the Release have waived their assertion of unknown claims against one another.

On or about May 1, 2002, we also received a copy of a demand for arbitration made by ASSI with the American Arbitration Association against BJ Chicago, LLC (the “Arbitration”), which appears to make similar allegations to those alleged in the pending California Case, but does not name either us or Messrs. Motenko and Hennessy as parties.  As such, we currently are taking no action with regard to the Arbitration.  Moreover, it does not appear that ASSI is going to pursue the Arbitration.

On March 10, 2003, one of our  former employees , on behalf of himself and other employees and our former employees similarly situated and working in California, filed a class action complaint in the Superior Court of California for the County of Orange against us.  The complaint alleges that we violated provisions of the California Labor Code covering meal and rest breaks for employees, along with associated acts of unfair competition, and seeks payment of wages for all meal and rest breaks allegedly denied to our California employees for the period from October 1, 2000 to the present.  Management intends to vigorously defend against all allegations in the complaint.  Due to the recent filing of this action, this matter is in the early discovery phase and management is not currently able to estimate the range of possible liability, if any.

There can be no assurance as to the outcome of the California Case, the recently filed class action case or any other litigation that may be filed against us or our officers or directors.  Our management strongly believes, however, that the ultimate disposition of the California Case will not have a material adverse effect on our results of operations or financial condition.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1

Amended and Restated Articles of Incorporation of the Company, as amended incorporated by reference to the Company’s Registration Statement on Form SB-2, effective October 8, 1996 (SEC File No. 333-5182-LA), referred to herein as the “Registration Statement”.

	3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 of Form 10-Q dated March 31, 1999.

	4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement).

	4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.4 of the Registration Statement).

	99.1	Certification of Co-Chief Executive Officers and Chief Financial Officer

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO PIZZA & BREWERY, INC.
(Registrant)

April 29, 2003	By:	/s/ PAUL A. MOTENKO
Paul A. Motenko
Chairman of the Board of Directors, Co-Chief Executive Officer, Vice President and Secretary

	By:	/s/ JEREMIAH J. HENNESSY
Jeremiah J. Hennessy
Director, Co-Chief Executive Officer and President

	By:	/s/ C. DOUGLAS MITCHELL
C. Douglas Mitchell
Chief Financial Officer

CHICAGO PIZZA & BREWERY, INC.

Certification of Co-Chief Executive Officer

I, Paul A. Motenko, Chairman of the Board of Directors, Co- Chief Executive Officer, Vice President and Secretary certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Chicago Pizza & Brewery, Inc.

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 29, 2003

/s/ PAUL A. MOTENKO
Paul A. Motenko
Chairman of the Board of Directors, Co-Chief Executive Officer, Vice President and Secretary

CHICAGO PIZZA & BREWERY, INC.

Certification of Co-Chief Executive Officer

I, Jeremiah J. Hennessy, Director, Co- Chief Executive Officer and President certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Chicago Pizza & Brewery, Inc.

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 29, 2003

/s/ JEREMIAH J. HENNESSY
Jeremiah J. Hennessy Director, Co-Chief Executive Officer and President

CHICAGO PIZZA & BREWERY, INC.

Certification of Chief Financial Officer

I, C. Douglas Mitchell, Chief Financial Officer certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Chicago Pizza & Brewery, Inc.

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 29, 2003

/s/ C. DOUGLAS MITCHELL
C. Douglas Mitchell Chief Financial Officer