Form 10-Q
period 2003-07-29
CHICAGO PIZZA & BREWERY INC
filed 2003-07-31
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 29, 2003

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

Indicate by check mark if the filer is an accelerated filer (as defined in Rule 12B-2 of the Act).  YES  ☒  NO  ☐.

As of July 29, 2003, there were 19,405,453 shares of Common Stock of the Registrant outstanding.

CHICAGO PIZZA & BREWERY, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED BALANCE SHEETS

	June 29, 2003	December 29, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,572,000	$29,053,000
Investments	24,930,000	3,681,000
Accounts and other receivables	861,000	691,000
Inventories	844,000	780,000
Prepaid expenses and other current assets	345,000	1,322,000
Deferred taxes	450,000	384,000

Total current assets	32,002,000	35,911,000
Property and equipment, net	41,086,000	36,177,000
Deferred income taxes	—	170,000
Goodwill	4,762,000	4,762,000
Other assets, net	708,000	829,000

Total assets	$78,558,000	$77,849,000

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,556,000	$4,868,000
Accrued expenses	5,831,000	4,709,000
Current portion of notes payable to related parties	371,000	399,000
Current portion of long-term debt	7,000	9,000

Total current liabilities	8,765,000	9,985,000

Notes payable to related parties	—	151,000
Long-term debt	—	2,000
Deferred income taxes	35,000	—
Reserve for store closures	125,000	185,000
Other liabilities	987,000	910,000

Total liabilities	9,912,000	11,233,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000,000 shares authorized and 19,405,000 and 19,305,000 shares issued and outstanding as of June 29, 2003 and December 29, 2002, respectively	62,156,000	62,085,000
Capital surplus	1,748,000	1,695,000
Retained earnings	4,742,000	2,836,000

Total shareholders’ equity	68,646,000	66,616,000

Total liabilities and shareholders’ equity	$78,558,000	$77,849,000

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For The Three Periods Ended		For The Six Periods Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Revenues	$25,412,000	$18,298,000	$49,207,000	$35,667,000
Costs and expenses:
Cost of sales	6,732,000	4,629,000	13,022,000	9,097,000
Labor and benefits	8,982,000	6,615,000	17,626,000	12,956,000
Occupancy	1,856,000	1,436,000	3,615,000	2,819,000
Operating expenses	2,895,000	1,926,000	5,555,000	3,777,000
General and administrative	2,248,000	1,734,000	4,352,000	3,343,000
Depreciation and amortization	964,000	592,000	1,877,000	1,174,000
Restaurant opening expense	291,000	109,000	703,000	121,000

Total costs and expenses	23,968,000	17,041,000	46,750,000	33,287,000

Income from operations	1,444,000	1,257,000	2,457,000	2,380,000

Other income (expense):
Interest income	100,000	172,000	205,000	203,000
Interest expense	(4,000)	(119,000)	(12,000)	(198,000)
Other income, net	120,000	87,000	282,000	146,000

Total other income	216,000	140,000	475,000	151,000

Income before income taxes	1,660,000	1,397,000	2,932,000	2,531,000
Income tax expense	582,000	487,000	1,026,000	885,000

Net income	$1,078,000	$910,000	$1,906,000	$1,646,000

Net income per share:
Basic	$0.06	$0.05	$0.10	$0.10

Diluted	$0.05	$0.05	$0.09	$0.08

Weighted average number of shares outstanding:
Basic	19,379,000	18,676,000	19,387,000	16,430,000

Diluted	20,337,000	19,895,000	20,259,000	19,573,000

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Periods Ended
	June 29, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$1,906,000	$1,646,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,877,000	1,174,000
Deferred income taxes	139,000	66,000
Tax benefit from stock options exercised	53,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(170,000)	(113,000)
Inventories	(64,000)	(4,000)
Prepaid expenses and other current assets	977,000	733,000
Other assets, net	2,000	(212,000)
Accounts payable	(2,312,000)	538,000
Accrued expenses	1,122,000	488,000
Other liabilities	174,000	(47,000)

Net cash provided by operating activities	3,704,000	4,269,000

Cash flows from investing activities:
Purchases of property and equipment	(6,860,000)	(4,033,000)
Purchases of investments	(23,964,000)	—
Proceeds from investments	2,715,000	—
Increase in notes receivable from officer	—	(40,000)
Proceeds from sale of restaurant equipment, net of expenses	36,000	56,000

Net cash used in investing activities	(28,073,000)	(4,017,000)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with warrants exercised	—	35,721,000
Payments on long-term debt	(4,000)	(3,337,000)
Proceeds from exercise of stock options	71,000	60,000
Payments on notes payable to related party	(179,000)	(199,000)

Net cash (used in) provided by financing activities	(112,000)	32,245,000

Net (decrease) increase in cash and cash equivalents	(24,481,000)	32,497,000

Cash and cash equivalents, beginning of period	29,053,000	8,903,000

Cash and cash equivalents, end of period	$4,572,000	$41,400,000

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

The accompanying consolidated financial statements have not been audited by independent auditors. The financial statements include all adjustments (consisting of normal recurring accruals) which are, in management’s opinion, necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

Effective July 1, 2002, the Company changed its fiscal year end from December 31 to the Sunday closest to December 31 in each year. In connection with this change in fiscal year, the Company also realigned its fiscal quarters whereby the first, second and third quarters will each consist of 13 weeks. The fourth quarter will typically consist of 13 weeks, except approximately every fifth year it will consist of 14 weeks. Additionally, the quarter ended June 29, 2003 consists of 13 weeks which is one day less than the calendar quarter ended June 30, 2002.

INVESTMENTS

All investments are classified as held-to maturity and are reported at amortized cost and realized gains and losses are reflected in earnings.

Investments consist of the following:

	June 29, 2003	December 29, 2002
U.S. and government agency securities	$—	$472,000
U.S. corporate notes and bonds	24,930,000	3,209,000

Total Investments	$24,930,000	$3,681,000

NET INCOME PER SHARE

Net income per share is computed in accordance with Financial Accounting Standards Board (FASB) No. 128, Earnings Per Share. Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period, which includes options outstanding under the Company’s stock option plan.

RELATED PARTY

As of June 29, 2003, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 42.4% of the Company’s outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is the Company’s largest supplier of food, beverage and paper products. Jacmar sells products to the

Company at prices comparable to those offered by unrelated third parties. Jacmar supplied the Company with approximately $6,901,000 and $5,141,000 of food, beverage and paper products for the six periods ended June 29, 2003 and June 30, 2002, respectively, and had accounts payable related to these products of approximately $1,118,000 and $915,000 at June 29, 2003 and June 30, 2002, respectively. Additionally, the Company paid Jacmar approximately $5,000 for the six periods ended June 29, 2003 for various consulting services.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). Interpretation 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in Interpretation 45 are required to be initially recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. Interpretation 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor’s having to make payments under the guarantee is remote. Interpretation 45’s disclosure requirements are effective for financial statements with annual periods ending after December 15, 2002. Interpretation 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 29, 2002. The guarantor’s previous accounting for guarantees issued prior to the date of Interpretation 45’s initial application will not be revised or restated to reflect the Interpretation’s provisions. The adoption of Interpretation 45 did not impact the Company’s financial position, results of operations or cash flows for the six periods ended June 29, 2003.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 provides a model for accounting and reporting for costs associated with exit or disposal activities, whereby such costs are initially recognized and measured at fair value in the period in which they are incurred. Under SFAS 146, in many cases, costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of commitment. SFAS 146 is effective for exit or disposal activities initiated after December 29, 2002. The adoption of SFAS 146 did not impact the Company’s financial position, results of operations or cash flows for the six periods ended June 29, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements (Interpretation 46). Interpretation 46 significantly changes previous consolidation guidance pertaining to special purpose entities (SPEs). Interpretation 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. These entities are defined as variable interest entities or VIEs. Most SPEs will be evaluated for consolidation under the Interpretation as VIEs. All enterprises with variable interests in VIEs created after January 31, 2003 are required to apply the provisions of the Interpretation immediately. The Interpretation also requires certain disclosures in all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the Interpretation becomes effective.

Interpretation 46 may be applicable to the Company due to the Company’s relationship with its only licensee BJ’s Lahaina, Maui. For the six periods ended June 29, 2003, license fee income from BJ’s Lahaina was $28,000. The Company owned approximately 46% of BJ’s Lahaina up to April 2001 when the Company’s interest was purchased by a minority shareholder. For the four months ended April 2001 and for the fiscal year 2000, the Company’s share of income or (loss) related to BJ’s Lahaina was $8,000 and ($42,000), respectively.

Under the proposed application of Interpretation 46, the Company may be required to consolidate the operations of BJ’s Lahaina even though it is operating under a license agreement and the Company does not have an ownership interest. Management is in the process of evaluating the impact, if any, that interpretation 46 will have on the Company’s financial position, results of operations and cash flows.

RESTAURANT CLOSURES

On December 31, 2002, the Company sold its Pietro’s restaurant on Lombard Street in Portland, Oregon. This sale yielded no gain after recording a reserve of $23,000 for the Company’s guarantee of the lease liability which extends through a portion of 2005. Additionally, on June 15, 2003, the Company closed its BJ’s restaurant on Stark Street in Portland, Oregon. The net book value of the restaurant’s assets was included in the reserve for store closures; therefore no loss was recorded in 2003 as a result of the closing.

STOCK OPTION PLAN

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), and will continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Statement No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, no compensation cost has been recognized for options granted with an option price equal to the grant date market value of the Company’s common stock. Had compensation cost for the Company’s options granted been determined based on the fair value of the option at the grant date for the 1996 Stock Option Plan consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have been decreased to the pro forma amounts indicated below for the periods indicated below:

	For the Six Periods Ended
	June 29, 2003	June 30, 2002
Net income, as reported	$1,906,000	$1,646,000
Employee compensation expense	(159,000)	(103,000)

Net income, pro forma	$1,747,000	$1,543,000

Net income per share, as reported:
Basic	$0.10	$0.10
Diluted	$0.09	$0.08
Net income per share, pro forma:
Basic	$0.09	$0.09
Diluted	$0.09	$0.08

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Company’s stock, (b) expected volatility of the Company’s stock ranging from 21.3% to 70.4%, (c) a risk-free interest rate ranging from 2.29% to 4.87% and (d) expected option life of five years.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the six periods ended June 29, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Three Periods Ended		For The Six Periods Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.5	25.3	26.5	25.5
Labor and benefits	35.3	36.2	35.8	36.3
Occupancy	7.3	7.8	7.3	7.9
Operating expenses	11.4	10.5	11.3	10.6
General and administrative	8.8	9.5	8.8	9.4
Depreciation and amortization	3.8	3.2	3.8	3.3
Restaurant opening expense	1.1	0.6	1.4	0.3

Total cost and expenses	94.2	93.1	94.9	93.3

Income from operations	5.8	6.9	5.1	6.7

Other income (expense):
Interest income	0.4	0.9	0.4	0.6
Interest expense	—	(0.7)	—	(0.6)
Other income, net	0.5	0.5	0.6	0.4

Total other income	0.9	0.7	1.0	0.4

Income before income taxes	6.7	7.6	6.1	7.1
Income tax expense	2.3	2.7	2.1	2.5

Net income	4.4%	4.9%	4.0%	4.6%

Quarter Ended June 29, 2003 Compared to Quarter Ended June 30, 2002.

Revenues.  Total revenues for the quarter ended June 29, 2003 increased to $25,412,000 from $18,298,000 during the comparable quarter of 2002, an increase of $7,114,000 or 38.9%. The increase is primarily the result of:

•	The opening of the following new locations provided additional revenues of $6,944,000 in 2003 when compared with 2002:

Location	Concept	Opening Date
Westlake, California	Restaurant & Brewhouse	August 2002
Oxnard, California	Restaurant & Brewery	September 2002
Lewisville, Texas	Restaurant & Brewhouse	November 2002
Cupertino, California	Restaurant & Brewhouse	December 2002
Clear Lake, Texas	Restaurant & Brewery	January 2003
Addison, Texas	Restaurant & Brewhouse	May 2003

•	An increase in our same restaurants sales for the comparable quarter of $368,000 or 2.1%. This increase is primarily due to an increase in customer counts and a menu price increase of approximately 1.5% effective during May 2003.

•	The above mentioned increases were partially offset by the closure of our Pietro’s Portland, Oregon restaurant (Lombard Street) on December 31, 2002, and our BJ’s Portland, Oregon restaurant (Stark Street) on June 15, 2003 and the fact that the quarter ended June 30, 2002 had one additional day of revenue.

Cost of Sales.  Cost of food, beverages and paper (cost of sales) for our restaurants increased to $6,732,000 during the quarter ended June 29, 2003 from $4,629,000 during the comparable quarter of 2002, an increase of $2,103,000 or 45.4%. As a percentage of sales, cost of sales increased to 26.5% for the current quarter from 25.3% for the comparable prior-year quarter. This increase is a result of the following: (i) conducting business in new markets where we have a higher cost of sales mix and higher per unit purchase costs and (ii) an increase in selected commodity costs. We continue to work with our vendors to control food costs, however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions.

Labor and Benefits.  Labor and benefit costs for our restaurants increased to $8,982,000 during the quarter ended June 29, 2003 from $6,615,000 during the comparable quarter of 2002, an increase of $2,367,000 or 35.8%. As a percentage of sales, labor and benefit costs decreased to 35.3% for the current quarter from 36.2% for the comparable prior-year quarter. This decrease is primarily a result of management directed productivity improvements at the restaurant level and the presence of more restaurants in tip credit states.

Occupancy.  Occupancy costs increased to $1,856,000 during the quarter ended June 29, 2003 from $1,436,000 during the comparable quarter of 2002, an increase of $420,000 or 29.2%. The increase reflects the four additional restaurants we opened in August, September, November and December 2002 and the two additional restaurants we opened in January and May 2003, partially offset by the closure of our Pietro’s Portland, Oregon restaurant (Lombard Street) in December 2002 and our BJ’s Portland, Oregon restaurant (Stark Street) in June 2003. As a percentage of revenues, occupancy costs decreased to 7.3% for the current quarter from 7.8% for the comparable prior-year quarter. This decrease is primarily due to the fact that four out of the six restaurants opened over the last year had ground leases with monthly lease payments below our historical rent levels.

Operating Expenses.  Operating expenses increased to $2,895,000 during the quarter ended June 29, 2003 from $1,926,000 during the comparable quarter of 2002, an increase of $969,000 or 50.3%. As a percentage of sales, operating expenses increased to 11.4% for the current quarter from 10.5% for the comparable prior-year quarter. The increase is primarily due to the following: (i) increased utility costs, (ii) increased repair and maintenance costs related to stores open for a number of years, (iii) increased credit card fees, (iv) increased supply costs related to the implementation of a management driven labor productivity program and (v) increased marketing costs related to new markets and the continuing promotion of existing markets. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, insurance, supplies and utilities.

General and Administrative Expenses.  General and administrative expenses increased to $2,248,000 during the quarter ended June 29, 2003 from $1,734,000 during the comparable quarter of 2002, an increase of $514,000 or 29.6%. As a percentage of revenues, general and administrative expenses decreased to 8.8% for the current quarter from 9.5% for the comparable prior-year quarter. This decrease is primarily due to a 38.9% increase in sales versus an increase of 29.6% in general and administrative costs as the expenditures for infrastructure were spread across higher sales volumes.

Depreciation and Amortization.  Depreciation and amortization increased to $964,000 during the quarter ended June 29, 2003 from $592,000 during the comparable quarter of 2002, an increase of $372,000 or 62.8%. The increase was primarily due to our acquisition of restaurant equipment, furniture and improvements and brewery equipment totaling $5,708,000 and $11,974,000 for the two restaurants opened in 2003 and the four restaurants opened in the last half of 2002, respectively, and the fact that four out of the six restaurants opened over the last year had ground leases resulting in higher leasehold improvement costs.

Restaurant Opening Expense.  Restaurant opening expenses increased to $291,000 during the quarter ended June 29, 2003 from $109,000 during the comparable quarter of 2002, an increase of $182,000. This increase is due to one restaurant opening in the current quarter in comparison to no restaurant openings in the comparable quarter of 2002. Additionally, our current quarter included costs of $62,000 related to our Cerritos, California restaurant which is scheduled to open in the third quarter of 2003. Our opening costs will fluctuate from quarter to quarter, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process. We expect expenditures related to the opening of restaurants to be substantial during the last two quarters of the year, as three additional restaurants are planned to be opened.

Interest Income (Expense), Net.  Interest income (expense), net increased to $96,000 during the quarter ended June 29, 2003 from $53,000 during the comparable quarter of 2002, an increase of $43,000 or 81.1%. During 2002, approximately 7,349,000 redeemable warrants and approximately 188,000 stock options were exercised, providing approximately $36,278,000 in cash proceeds to the Company, net of approximately $229,000 of related costs. The overall increase in interest income, net is primarily due to a decrease in interest expense related to the payoff of our term loan in April 2002 with an outstanding balance of $3,133,000. Interest income decreased this quarter primarily due to (i) less cash to invest after the opening of six new stores and (ii) decreased interest rates.

Other Income, Net.  Net other income increased to $120,000 during the quarter ended June 29, 2003 from $87,000 in the comparable quarter of 2002, an increase of $33,000. The increase was primarily due to increased gaming income at our Pietro’s Pizza locations and license fee income from our interest in BJ’s Lahaina, Maui, Hawaii restaurant.

Six Periods Ended June 29, 2003 Compared to Six Periods Ended June 30, 2002.

Revenues.  Total revenues for the six periods ended June 29, 2003 increased to $49,207,000 from $35,667,000 during the comparable six periods of 2002, an increase of $13,540,000 or 38.0%. The increase is primarily the result of:

•	The opening of the following new locations provided additional revenues of $13,281,000 in 2003 when compared with 2002:

Location	Concept	Opening Date
Westlake, California	Restaurant & Brewhouse	August 2002
Oxnard, California	Restaurant & Brewery	September 2002
Lewisville, Texas	Restaurant & Brewhouse	November 2002
Cupertino, California	Restaurant & Brewhouse	December 2002
Clear Lake, Texas	Restaurant & Brewery	January 2003
Addison, Texas	Restaurant & Brewhouse	May 2003

•	An increase in our same restaurants sales for the comparable six periods of $765,000 or 2.3%. This increase is primarily due to an increase in customer counts and a menu price increase of approximately 1.5% effective during May 2003.

•	The above mentioned increases were partially offset by the closure of our Pietro’s Eugene, Oregon restaurant in February 2002, our Pietro’s Portland, Oregon restaurant (Lombard Street) on December 31, 2002, and our BJ’s Portland, Oregon restaurant (Stark Street) on June 15, 2003 and the fact that the six periods ended June 30, 2002 had one additional day of revenue.

Cost of Sales.  Cost of food, beverages and paper (cost of sales) for our restaurants increased to $13,022,000 during the six periods ended June 29, 2003 from $9,097,000 during the comparable six periods of 2002, an increase of $3,925,000 or 43.1%. As a percentage of sales, cost of sales increased to 26.5% for the current six periods from 25.5% for the comparable prior-year six periods. This increase is a result of the following: (i) conducting business in new markets where we have a higher cost of sales mix and higher per unit purchase costs and (ii) an increase in selected commodity costs. We continue to work with our vendors to control food costs, however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions.

Labor and Benefits.  Labor and benefit costs for our restaurants increased to $17,626,000 during the six periods ended June 29, 2003 from $12,956,000 during the comparable six periods of 2002, an increase of $4,670,000 or 36.0%. As a percentage of sales, labor and benefit costs decreased to 35.8% for the current six periods from 36.3% for the comparable prior-year six periods. This decrease is primarily a result of management directed productivity improvements at the restaurant level and the presence of more restaurants in tip credit states.

Occupancy.  Occupancy costs increased to $3,615,000 during the six periods ended June 29, 2003 from $2,819,000 during the comparable six periods of 2002, an increase of $796,000 or 28.2%. The increase reflects the four additional restaurants we opened in August, September, November and December 2002 and the two additional restaurants we opened in January and May 2003, partially offset by the closure of our Pietro’s Eugene, Oregon restaurant in February 2002, our Pietro’s Portland, Oregon restaurant (Lombard Street) in December 2002 and our BJ’s Portland, Oregon restaurant (Stark Street) in June 2003. As a percentage of revenues, occupancy costs decreased to 7.3% for the current six periods from 7.9% for the comparable prior-year six periods. This decrease is primarily due to the fact that four out of the six restaurants opened over the last year had ground leases with monthly lease payments below our historical rent levels.

Operating Expenses.  Operating expenses increased to $5,555,000 during the six periods ended June 29, 2003 from $3,777,000 during the comparable six periods of 2002, an increase of $1,778,000 or 47.1%. As a percentage of sales, operating expenses increased to 11.3% for the current six periods from 10.6% for the comparable prior-year six periods. The increase is primarily due to the following: (i) increased utility costs, (ii) increased repair and maintenance costs related to stores open for a number of years, (iii) increased supply costs related to the implementation of a management driven labor productivity program, (iv) increased credit card fees and (v) increased marketing costs related to new markets and the continuing promotion of existing markets. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, insurance, supplies and utilities.

General and Administrative Expenses.  General and administrative expenses increased to $4,352,000 during the six periods ended June 29, 2003 from $3,343,000 during the comparable six periods of 2002, an increase of $1,009,000 or 30.2%. As a percentage of revenues, general and administrative expenses decreased to 8.8% for the current six periods from 9.4% for the comparable prior-year six periods. This decrease is primarily due to a 38.0% increase in sales versus an increase of 30.2% in general and administrative costs as the 2002 expenditures for infrastructure were spread across higher sales volumes.

Depreciation and Amortization.  Depreciation and amortization increased to $1,877,000 during the six periods ended June 29, 2003 from $1,174,000 during the comparable six periods of 2002, an increase of $703,000 or 59.9%. The increase was primarily due to our acquisition of restaurant equipment, furniture and improvements and brewery equipment totaling $5,708,000 and $11,974,000 for the two restaurants opened in 2003 and the four restaurants opened in the last half of 2002, respectively, and the fact that four out of the six restaurants opened over the last year had ground leases resulting in higher leasehold improvement costs.

Restaurant Opening Expense.  Restaurant opening expenses increased to $703,000 during the six periods ended June 29, 2003 from $121,000 during the comparable six periods of 2002, an increase of $582,000. This increase is due to two restaurant openings in the current six periods in comparison to no restaurant openings in the comparable six periods of 2002. Additionally, our current six periods included costs of $74,000 related to our Cerritos, California restaurant which is scheduled to open in the third quarter of 2003. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process. We expect expenditures related to the opening of restaurants to be substantial during the last two quarters of the year, as three additional restaurants are planned to be opened.

Interest Income (Expense), Net.  Interest income (expense), net increased to $193,000 during the six periods ended June 29, 2003 from $5,000 during the comparable six periods of 2002, an increase of $188,000. During 2002, approximately 7,349,000 redeemable warrants and approximately 188,000 stock options were exercised, providing approximately $36,278,000 in cash proceeds to the Company, net of approximately $229,000 of related costs. The overall increase in interest income, net is primarily due to a decrease in interest expense related to the payoff of our term loan in April 2002 with an outstanding balance of $3,133,000. Interest income remained relatively stable primarily due to (i) less cash to invest after the opening of our six new stores over the past year and (ii) decreased interest rates, offset by a longer investment period. We received the cash proceeds from the exercise of the redeemable warrants and stock options in April 2002, therefore the proceeds were not invested for the entire six month period in the prior year.

Other Income, Net.  Net other income increased to $282,000 during the six periods ended June 29, 2003 from $146,000 in the comparable six periods of 2002, an increase of $136,000. The increase was primarily due to increased gaming income at our Pietro’s Pizza locations and license fee income from our interest in BJ’s Lahaina, Maui, Hawaii restaurant.

LIQUIDITY AND CAPITAL RESOURCES

Our overall operating activities, as detailed in the unaudited Consolidated Statement of Cash Flows, provided $3,704,000 of net cash during the six periods ended June 29, 2003, a $565,000 or 13.2% decrease from the $4,269,000 generated during the comparable six periods of 2002. The decrease in cash from operating activities for the six periods ended June 29, 2003 in comparison to the six periods ended June 30, 2002 was due primarily to the timing of payments to vendors included in accounts payable.

Total capital expenditures for the acquisition of our restaurant and brewery equipment and leasehold improvements to construct new restaurants were $6,860,000 for the six periods ended June 29, 2003. These expenditures were primarily related to the development of our Clear Lake, Texas, Addison, Texas and Cerritos, California restaurants.

We have signed leases for, and plan to open, restaurants in Cerritos, California and San Jose, California in the last half of 2003. We have also signed a lease for a restaurant in Willowbrook, Texas and plan to open this location during the upcoming winter.

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

CRITICAL ACCOUNTING POLICIES

We believe the following areas comprise our critical accounting policies: 1) accounting for property and equipment, 2) accounting for deferred taxes, and 3) related party accounting.

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

Deferred tax accounting requires that we evaluate net deferred tax assets to determine if these assets will more likely than not be realized in the foreseeable future. This test requires projection of our taxable income into future years to determine if there will be income sufficient to realize the tax assets (future tax deductions and FICA tax credit carryforwards). The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws. Our net deferred tax assets at June 29, 2003 totaled $415,000.

Related party accounting requires the proper identification of related parties and extensive disclosure of the transactions and balances with such related parties. Related parties include Jacmar and ASSI, Inc. Jacmar is our largest supplier of food, beverage and paper products and, through its affiliates, Jacmar owns 42.4% of our outstanding common stock. ASSI, Inc. is a former shareholder that now holds an option to purchase 200,000 shares of our common stock at $4.00 per share. Disclosure of transactions and balances with Jacmar and ASSI, Inc. is included in Item 1 under Notes to Unaudited Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impacts our cash flows and results of operations. During 2003, the average interest rate earned on cash and cash equivalents and investments was approximately 1.5%.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On April 30, 2002, we received a copy of a complaint filed on behalf of ASSI Inc., a Nevada Corporation (“ASSI”) in the Superior Court of Orange County, California (the “California Case”). The defendants initially named in that complaint were BJ Chicago, LLC, the Jacmar Companies, James A. Dal Pozzo, and William H. Tilley (collectively, “Jacmar”). We are not a party to the California Case. Jacmar, however, constitutes our largest shareholder group and several of its principals. On June 10, 2002, ASSI amended its complaint in the California Case, by which it dropped its claim for alleged violations of section 10(b) of the federal Securities Exchange Act, but added two of our officers and directors, Paul A. Motenko and Jeremiah J. Hennessy, as defendants. In response to Messrs. Motenko and Hennessy’s demurrers to ASSI’s first amended complaint, ASSI dropped additional claims. ASSI then filed a second amended complaint. That complaint alleged claims against Jacmar and Messrs. Motenko and Hennessy for (1) securities fraud (purportedly under unspecified state, rather than federal, law), (2) common law fraud, (3) intentional interference with economic relations, and (4) unjust enrichment. Messrs. Motenko and Hennessy and Jacmar filed demurrers to the second amended complaint as well. At a hearing on November 8, 2002, the Court sustained Messrs. Motenko and Hennessy’s and Jacmar’s demurrers to each of the claims alleged in the second amended complaint. ASSI was granted leave to attempt to cure the defects in its second amended complaint.

On or about December 3, 2002, ASSI filed its third amended complaint in the California Case, again alleging claims against Jacmar and Messrs. Motenko and Hennessy for common law fraud, securities fraud (under California statutes), intentional interference with economic relations, and unjust enrichment. Messrs. Motenko and Hennessy and Jacmar filed demurrers to each of the claims in ASSI’s third amended complaint, and Messrs. Motenko and Hennessy filed a motion to strike certain of the claims. At a hearing conducted on those matters on April 23, 2003, the Court sustained the demurrers as to ASSI’s claims for common law fraud and intentional interference with economic relations (with leave to amend) and as to ASSI’s claim for unjust enrichment (without leave to amend). In addition, the Court authorized Messrs. Motenko and Hennessy to renew their motion to strike in the event that ASSI attempted to further amend its pleading.

On or about May 5, 2003, ASSI filed its fourth amended complaint in the California Case, again alleging claims against Jacmar and Messrs. Motenko and Hennessy for common law fraud, securities fraud (under California statutes), and intentional interference with economic relations. Messrs. Motenko and Hennessy and Jacmar once again filed demurrers to ASSI’s fourth amended complaint. At a hearing conducted on those matters on July 1, 2003, the Court sustained the demurrers as to ASSI’s claim for common law fraud (without leave to amend). On July 18, 2003, Messrs. Motenko and Hennessy filed their answer to ASSI’s fourth amended complaint, and asserted a cross-claim against ASSI for breach of the “Mutual General Release” (the “Release”).

Messrs. Motenko and Hennessy believe that the claims against them are wholly without merit. They intend to vigorously defend against all of the allegations and to raise all available defenses, including, but not limited to, asserting a complete defense under the Release. We executed the Release in December 2000 with Louis Habash, the president of ASSI, which serves to release all claims relating to the stock purchase transaction (voluntarily terminated by ASSI) between ASSI and us that ASSI and Mr. Habash may have against us, our officers and directors, and any of our affiliates, which includes Messrs. Motenko and Hennessy. In addition, all of the parties to the Release have waived their assertion of unknown claims against one another.

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

On March 10, 2003, one of our former employees, on behalf of himself and other employees and our former employees similarly situated and working in California, filed a class action complaint in the Superior Court of California for the County of Orange against us. The complaint alleges that we violated provisions of the California Labor Code covering meal and rest breaks for California employees and seeks payment of unpaid wages, penalties, interest, and other remedies, including statutory attorney’s fees, for the period from October 1, 2000 to the present. We have filed a general denial in answer to the complaint, and the case has been stayed by court order until August 25, 2003. Plaintiff has not moved for class certification. Counsel for the Company is reviewing and analyzing data from the Company’s California restaurants. No settlement demands or offers have been have been made by either party at this point. Based on the data currently available, the nature of the action, and the current status of the case, we are not currently able to estimate the range of possible liability, if any.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 19, 2003, the Company held its Annual Meeting of Shareholders. Shareholders voted upon the election of directors and the ratification of Ernst & Young as the Company’s independent public auditors for the fiscal year ending December 28, 2003. Paul A. Motenko, Jeremiah J. Hennessy, Steven C. Leonard, James A. Dal Pozzo, Shann M. Brassfield, John F. Grundhofer, J. Roger King, and Louis M. Mucci, all of whom were directors prior to the Annual Meeting and were nominated by management for re-election, were re-elected at the meeting. The following votes were cast for each of the nominees:

Name	For	Authority Withheld
Paul A. Motenko	15,184,191	2,301,657
Jeremiah J. Hennessy	15,184,291	2,301,557
Steven C. Leonard	17,283,806	202,042
James A. Dal Pozzo	15,139,798	2,346,050
Shann M. Brassfield	17,273,326	212,522
John F. Grundhofer	17,284,406	201,442
J. Roger King	17,274,526	211,322
Louis M. Mucci	17,283,906	201,942

The shareholders also approved the ratification of Ernst & Young LLP as the Company’s independent public auditors for the fiscal year ending December 28, 2003. The following votes were cast on the ratification: 15,484,509 For; 1,906,339 Against; 95,000 Abstain.

Additionally, the shareholders approved the amendment of the 1996 Stock Option Plan to increase the total numbers of shares available under the plan from 1,200,000 to 2,200,000 and to extend the term of the plan until June 19, 2013. The following votes were cast on the approval of the amendment: 11,607,854 For; 1,676,106 Against; 84,332 Abstain.

Shareholders who wish to submit proposals to be included in the Company’s proxy materials for the 2004 annual meeting may do so in accordance with Securities and Exchange Commission Rule 14a-8. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company’s management proxies may exercise their discretionary voting authority, without any discussion of the proposal in the Company’s proxy materials, for any proposal which is received by the Company after January 13, 2004.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, as amended incorporated by reference to the Company’s Registration Statement on Form SB-2, effective October 8, 1996 (SEC File No. 333-5182-LA), referred to herein as the “Registration Statement”.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 of Form 10-Q dated March 31, 1999.

4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 of the Registration Statement).

4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.4 of the Registration Statement).

31	Section 302 Certifications of Co-Chief Executive Officers and Chief Financial Officer

32	Section 906 Certification of Co-Chief Executive Officers and Chief Financial Officer

(b)	Reports on Form 8-K

The Company filed a Report on Form 8-K dated as of April 29, 2003 announcing its financial results for the first quarter ended March 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO PIZZA & BREWERY, INC. (Registrant)

July 29, 2003	By:	/s/ PAUL A. MOTENKO
Paul A. Motenko Chairman of the Board of Directors, Co-Chief Executive Officer, Vice President and Secretary

	By:	/s/ JEREMIAH J. HENNESSY
Jeremiah J. Hennessy Director, Co-Chief Executive Officer and President

	By:	/s/ C. DOUGLAS MITCHELL
C. Douglas Mitchell Chief Financial Officer