Form 10-Q
period 2003-09-28
CHICAGO PIZZA & BREWERY INC
filed 2003-11-05
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended September 28, 2003

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

As of October 20, 2003, there were 19,461,953 shares of Common Stock of the Registrant outstanding.

CHICAGO PIZZA & BREWERY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 28, 2003	December 29, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,126	$29,053
Investments	23,188	3,681
Accounts and other receivables	694	691
Inventories	897	780
Prepaid expenses and other current assets	163	1,322
Deferred taxes	477	384

Total current assets	29,545	35,911

Property and equipment, net	44,379	36,177
Deferred income taxes	—	170
Goodwill	4,762	4,762
Other assets, net	589	829

Total assets	$79,275	$77,849

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,186	$4,868
Accrued expenses	5,077	4,709
Current portion of notes payable to related parties	262	399
Current portion of long-term debt	5	9

Total current liabilities	7,530	9,985

Notes payable to related parties	—	151
Long-term debt	—	2
Deferred income taxes	681	—
Reserve for store closures	119	185
Other liabilities	951	910

Total liabilities	9,281	11,233
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 19,460 and 19,305 shares issued and outstanding as of September 28, 2003 and December 29, 2002, respectively	62,375	62,085
Capital surplus	1,909	1,695
Retained earnings	5,710	2,836

Total shareholders’ equity	69,994	66,616

Total liabilities and shareholders’ equity	$79,275	$77,849

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Revenues	$26,744	$19,046	$75,951	$54,713
Costs and expenses:
Cost of sales	7,127	4,727	20,149	13,824
Labor and benefits	9,383	6,901	27,009	19,857
Occupancy	2,045	1,422	5,660	4,241
Operating expenses	3,161	2,299	8,716	6,076
General and administrative	2,203	1,993	6,555	5,336
Depreciation and amortization	993	657	2,870	1,831
Restaurant opening expense	526	700	1,229	821

Total costs and expenses	25,438	18,699	72,188	51,986

Income from operations	1,306	347	3,763	2,727
Other income (expense):
Interest income	90	185	295	388
Interest expense	(6)	(31)	(18)	(229)
Other income, net	95	122	377	268

Total other income	179	276	654	427

Income before income taxes	1,485	623	4,417	3,154
Income tax expense	517	209	1,543	1,094

Net income	$968	$414	$2,874	$2,060

Net income per share:
Basic	$0.05	$0.02	$0.15	$0.12

Diluted	$0.05	$0.02	$0.14	$0.11

Weighted average number of shares outstanding:
Basic	19,400	18,745	19,400	16,593

Diluted	20,566	19,788	20,389	18,360

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Capital Surplus	Retained Earnings	Total
Balance, December 29, 2002	19,305	$62,085	$1,695	$2,836	$66,616
Exercise of stock options, net	155	290	—	—	290
Tax benefit from stock option exercises	—	—	214	—	214
Net income	—	—	—	2,874	2,874

Balance, September 28, 2003	19,460	$62,375	$1,909	$5,710	$69,994

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Nine Months Ended
	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net income	$2,874	$2,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,870	1,831
Deferred income taxes	758	616
Tax benefit from stock options exercised	214	—
Changes in operating assets and liabilities:
Accounts and other receivables	(3)	(192)
Inventories	(117)	(55)
Prepaid expenses and other current assets	1,159	959
Other assets, net	—	(186)
Accounts payable	(2,682)	349
Accrued expenses	368	(598)
Other liabilities	252	25

Net cash provided by operating activities	5,693	4,809

Cash flows from investing activities:
Purchases of property and equipment	(11,145)	(9,906)
Purchases of investments	(27,979)	—
Proceeds from investments	8,472	—
Proceeds from sale of restaurant equipment, net of expenses	36	56

Net cash used in investing activities	(30,616)	(9,850)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with warrants exercised	—	35,722
Payments on long-term debt	(6)	(3,341)
Proceeds from exercise of stock options	290	556
Payments on notes payable to related party	(288)	(302)

Net cash (used in) provided by financing activities	(4)	32,635

Net (decrease) increase in cash and cash equivalents	(24,927)	27,594
Cash and cash equivalents, beginning of period	29,053	8,903

Cash and cash equivalents, end of period	$4,126	$36,497

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

The accompanying consolidated financial statements have not been audited by independent auditors. The financial statements include all adjustments (consisting of normal recurring accruals), which are, in management’s opinion, necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

Effective July 1, 2002, the Company changed its fiscal year end from December 31 to the Sunday closest to December 31 in each year. In connection with this change in fiscal year, the Company also realigned its fiscal quarters whereby the first, second and third quarters will each consist of 13 weeks. The fourth quarter will typically consist of 13 weeks, except approximately every fifth year it will consist of 14 weeks. The fourth quarter of 2004 will consist of 14 weeks.

INVESTMENTS

All investments are classified as held-to maturity and are reported at amortized cost and realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	September 28, 2003	December 29, 2002
U.S. and government agency securities	$—	$472
U.S. corporate notes and bonds	23,188	3,209

Total Investments	$23,188	$3,681

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

RELATED PARTY

As of September 28, 2003, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 42.2% of the Company’s outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is the Company’s largest supplier of food, beverage and paper products. Jacmar sells products to the Company at prices comparable to those offered by unrelated third parties. Jacmar supplied the Company with approximately $11.0 million and $8.2 million of food, beverage and paper products for the nine months ended September 28, 2003 and September 29, 2002, respectively, and had accounts payable related to these products of approximately $1.2 million and

$1.1 million at September 28, 2003 and September 29, 2002, respectively. Additionally, the Company paid Jacmar approximately $5,000 for the nine months ended September 28, 2003 for various consulting services.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). Interpretation 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in Interpretation 45 are required to be initially recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. Interpretation 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even when the likelihood of the guarantor’s having to make payments under the guarantee is remote. Interpretation 45’s disclosure requirements are effective for financial statements with annual periods ending after December 15, 2002. Interpretation 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 29, 2002. The guarantor’s previous accounting for guarantees issued prior to the date of Interpretation 45’s initial application will not be revised or restated to reflect the Interpretation’s provisions. The adoption of Interpretation 45 did not impact the Company’s consolidated financial position, results of operations or cash flows for the nine months ended September 28, 2003.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 provides a model for accounting and reporting for costs associated with exit or disposal activities, whereby such costs are initially recognized and measured at fair value in the period in which they are incurred. Under SFAS 146, in many cases, costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of commitment. SFAS 146 is effective for exit or disposal activities initiated after December 29, 2002. The adoption of SFAS 146 did not impact the Company’s consolidated financial position, results of operations or cash flows for the nine months ended September 28, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements (Interpretation 46). Interpretation 46 significantly changes previous consolidation guidance pertaining to special purpose entities (“SPEs”). Interpretation 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. These entities are defined as variable interest entities or VIEs. Most SPEs will be evaluated for consolidation under the Interpretation as VIEs. All enterprises with variable interests in VIEs created after January 31, 2003 are required to apply the provisions of the Interpretation immediately. The Interpretation also requires certain disclosures in all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the Interpretation becomes effective.

Interpretation 46 may be applicable to the Company due to the Company’s relationship with its only licensee BJ’s Lahaina, Maui. For the nine months ended September 28, 2003, license fee income from BJ’s Lahaina was $28,000. The Company owned approximately 46% of BJ’s Lahaina up to April 2001 when the Company’s interest was purchased by a minority shareholder. For the four months ended April 2001 and for the fiscal year 2000, the Company’s share of income or (loss) related to BJ’s Lahaina was $8,000 and ($42,000), respectively.

Under the proposed application of Interpretation 46, the Company may be required to consolidate the operations of BJ’s Lahaina even though it is operating under a license agreement and the Company does not have an ownership interest. Management is in the process of evaluating the impact, if any; that Interpretation 46 will have on the Company’s consolidated financial position, results of operations and cash flows.

RESTAURANT CLOSURES

On December 31, 2002, the Company sold its Pietro’s restaurant on Lombard Street in Portland, Oregon. This sale yielded no gain after recording a reserve of $23,000 for the Company’s guarantee of the lease liability, which extends through a portion of 2005. Additionally, on June 15, 2003, the Company closed its BJ’s restaurant on Stark Street in Portland, Oregon. The net book value of the restaurant’s assets was included in the reserve for store closures; therefore no loss was recorded in 2003 as a result of the closing.

STOCK OPTION PLAN

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), and will continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Statement No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, no compensation cost has been recognized for options granted with an option price equal to the grant date market value of the Company’s common stock. Had compensation cost for the Company’s options granted been determined based on the fair value of the option at the grant date for the 1996 Stock Option Plan consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have been decreased to the pro forma amounts indicated below for the periods indicated below (in thousands, except for per share data):

	For the Nine Months Ended
	September 28, 2003	September 29, 2002
Net income, as reported	$2,874	$2,060
Employee compensation expense	(260)	(181)

Net income, pro forma	$2,614	$1,879

Net income per share, as reported:
Basic	$0.15	$0.12
Diluted	$0.14	$0.11
Net income per share, pro forma:
Basic	$0.13	$0.11
Diluted	$0.13	$0.10

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in our annual report as reported on Form 10-K as of December 29, 2002 and for the year then ended including, without limitation: (i) our ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of our historic concentration in Southern California, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) consumer trends, (vii) potential uninsured losses and liabilities, (viii) fluctuating commodity costs including food and energy, (ix) trademark and servicemark risks, (x) government regulations (xi) licensing costs, and (xii) other general economic and regulatory conditions and requirements.

GENERAL

We own and operate 31 restaurants located in California, Oregon, Colorado, Arizona and Texas and receive fees from one licensed restaurant in Lahaina, Maui. Each of our restaurants are operated either as a BJ’s Restaurant & Brewery, a BJ’s Pizza & Grill, a BJ’s Restaurant & Brewhouse or a Pietro’s Pizza restaurant. Our menu features our award-winning, signature deep-dish pizza, our own handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. We have nine BJ’s Restaurant & Brewery restaurants that feature in-house brewing facilities where our handcrafted beers are produced. Our three Pietro’s Pizza restaurants serve primarily Pietro’s thin-crust pizza in a very casual, counter-service environment.

In calculating our comparable restaurant sales, we include a restaurant in the comparable base once it has been opened for eighteen periods.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the nine months ended September 28, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.6	24.8	26.5	25.3
Labor and benefits	35.1	36.2	35.6	36.3
Occupancy	7.6	7.5	7.5	7.8
Operating expenses	11.8	12.1	11.5	11.1
General and administrative	8.2	10.5	8.6	9.8
Depreciation and amortization	3.7	3.4	3.8	3.3
Restaurant opening expense	2.0	3.7	1.6	1.5

Total cost and expenses	95.0	98.2	95.1	95.1

Income from operations	5.0	1.8	4.9	4.9

Other income (expense):
Interest income	0.3	1.0	0.4	0.7
Interest expense	—	(0.2)	—	(0.4)
Other income, net	0.4	0.6	0.5	0.5

Total other income	0.7	1.4	0.9	0.8

Income before income taxes	5.7	3.2	5.8	5.7
Income tax expense	1.9	1.1	2.0	2.0

Net income	3.8%	2.1%	3.8%	3.7%

Thirteen Weeks Ended September 28, 2003 Compared to Thirteen Weeks Ended September 29, 2002.

Revenues. Total revenues for the thirteen weeks ended September 28, 2003 increased to $26.7 million from $19.0 million during the comparable thirteen week period of 2002, an increase of $7.7 million or 40.5%. The increase is primarily the result of:

•	The opening of the following new locations provided additional revenues of $7.4 million in 2003 when compared with 2002:

Location	Concept	Opening Date
Westlake, California	Restaurant & Brewhouse	August 2002
Oxnard, California	Restaurant & Brewery	September 2002
Lewisville, Texas	Restaurant & Brewhouse	November 2002
Cupertino, California	Restaurant & Brewhouse	December 2002
Clear Lake, Texas	Restaurant & Brewery	January 2003
Addison, Texas	Restaurant & Brewhouse	May 2003
Cerritos, California	Restaurant & Brewhouse	July 2003

•	An increase in our same restaurants sales for the comparable thirteen week period of $579,000 or 3.2%. This increase is primarily due to an increase in customer counts and a menu price increase of approximately 1.5% effective during May 2003.

•	The above-mentioned increases were partially offset by the closure of our Pietro’s Portland, Oregon restaurant (Lombard Street) on December 31, 2002, and our BJ’s Portland, Oregon restaurant (Stark Street) on June 15, 2003.

Cost of Sales. Cost of food, beverages and paper (cost of sales) for our restaurants increased to $7.1 million during the thirteen weeks ended September 28, 2003 from $4.7 million during the comparable thirteen week period of 2002, an increase of $2.4 million or 51.1%. As a percentage of sales, cost of sales increased to 26.6% for the current thirteen week period from 24.8% for the comparable prior-year thirteen week period. This increase is a result of the following: (i) conducting business in new markets where we have a higher cost of sales mix and higher per unit purchase costs and (ii) an increase in selected commodity costs primarily cheese and beef. We continue to work with our vendors to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions.

Labor and Benefits. Labor and benefit costs for our restaurants increased to $9.4 million during the thirteen weeks ended September 28, 2003 from $6.9 million during the comparable thirteen week period of 2002, an increase of $2.5 million or 36.2%. As a percentage of sales, labor and benefit costs decreased to 35.1% for the current thirteen week period from 36.2% for the comparable prior-year thirteen week period. This decrease is primarily a result of management directed productivity improvements at the restaurant level and the presence of more restaurants in tip credit states.

Occupancy. Occupancy costs increased to $2.0 million during the thirteen weeks ended September 28, 2003 from $1.4 million during the comparable thirteen week period of 2002, an increase of $600,000 or 42.9%. The increase reflects the four additional restaurants we opened in August, September, November and December 2002 and the three additional restaurants we opened in January, May and July 2003, partially offset by the closure of our Pietro’s Portland, Oregon restaurant (Lombard Street) in December 2002 and our BJ’s Portland, Oregon restaurant (Stark Street) in June 2003. As a percentage of revenues, occupancy costs were relatively stable, increasing to 7.6% for the current thirteen week period from 7.5% for the comparable prior-year thirteen week period.

Operating Expenses. Operating expenses increased to $3.2 million during the thirteen weeks ended September 28, 2003 from $2.3 million during the comparable thirteen week period of 2002, an increase of $900,000 or 39.1%. As a percentage of sales, operating expenses decreased to 11.8% for the current thirteen week period from 12.1% for the comparable prior-year thirteen week period. The slight decrease is primarily due to computer supplies purchased in the prior year comparable thirteen week period in connection with our system conversions in July 2002. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, insurance, supplies, credit cards fees and utilities.

General and Administrative Expenses. General and administrative expenses increased to $2.2 million during the thirteen weeks ended September 28, 2003 from $2.0 million during the comparable thirteen week period of 2002, an increase of $200,000 or 10.0%. As a percentage of revenues, general and administrative expenses decreased to 8.2% for the current thirteen week period from 10.5% for the comparable prior-year thirteen week period. This decrease is primarily due to a 40.5% increase in sales versus an increase of 10.0% in general and administrative costs as the 2002 expenditures for infrastructure were spread across higher sales volumes.

Depreciation and Amortization. Depreciation and amortization increased to $993,000 during the thirteen weeks ended September 28, 2003 from $657,000 during the comparable thirteen week period of 2002, an increase of $336,000 or 51.1%. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment totaling $8.5 million and $12.0 million for the three restaurants opened in 2003 and the four restaurants opened in the last half of 2002, respectively, coupled with four restaurants opened over the last year that had ground leases resulting in higher leasehold improvement costs.

Restaurant Opening Expense. Restaurant opening expenses decreased to $526,000 during the thirteen weeks ended September 28, 2003 from $700,000 during the comparable thirteen week period of 2002, a decrease of $174,000. This decrease is primarily due to one restaurant opening in the current thirteen week period in comparison to two restaurant openings in the comparable thirteen week period of 2002, offset by $295,000 of costs related to our San Jose, California restaurant that opened in October 2003. Our opening costs will fluctuate from quarter to quarter, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process. During the fourth quarter of the year, we expect to incur additional expenditures related to our San Jose, California and Willowbrook, Texas restaurants which are scheduled to open in October 2003 and January 2004, respectively.

Interest Income (Expense), Net. Interest income (expense), net decreased to $84,000 during the thirteen weeks ended September 28, 2003 from $154,000 during the comparable thirteen week period of 2002, a decrease of $70,000. During 2002, approximately 7.3 million redeemable warrants and approximately 188,000 stock options were exercised, providing approximately $36.3 million in cash proceeds to the Company, net of approximately $229,000 of related costs. The overall decrease in interest income, net is primarily due to (i) less cash to invest after the opening of seven new stores and (ii) decreased interest rates.

Other Income, Net. Net other income decreased to $95,000 during the thirteen weeks ended September 28, 2003 from $122,000 in the comparable thirteen week period of 2002, a decrease of $27,000. The decrease was primarily due to decreased license fee income from our interest in BJ’s Lahaina, Maui, Hawaii restaurant.

Nine months Ended September 28, 2003 Compared to Nine months Ended September 29, 2002.

Revenues. Total revenues for the nine months ended September 28, 2003 increased to $76.0 million from $54.7 million during the comparable nine months of 2002, an increase of $21.3 million or 38.9%. The increase is primarily the result of:

•	The opening of the following new locations provided additional revenues of $20.7 million in 2003 when compared with 2002:

Location	Concept	Opening Date
Westlake, California	Restaurant & Brewhouse	August 2002
Oxnard, California	Restaurant & Brewery	September 2002
Lewisville, Texas	Restaurant & Brewhouse	November 2002
Cupertino, California	Restaurant & Brewhouse	December 2002
Clear Lake, Texas	Restaurant & Brewery	January 2003
Addison, Texas	Restaurant & Brewhouse	May 2003
Cerritos, California	Restaurant & Brewhouse	July 2003

•	An increase in our same restaurants sales for the comparable nine months of $1.4 million or 2.7%. This increase is primarily due to an increase in customer counts and a menu price increase of approximately 1.5% effective during May 2003.

•	The above mentioned increases were partially offset by the closure of our Pietro’s Eugene, Oregon restaurant in February 2002, our Pietro’s Portland, Oregon restaurant (Lombard Street) on December 31, 2002, and our BJ’s Portland, Oregon restaurant (Stark Street) on June 15, 2003 and the fact that the nine months ended September 29, 2002 had one additional day of revenue.

Cost of Sales. Cost of food, beverages and paper (cost of sales) for our restaurants increased to $20.1 million during the nine months ended September 28, 2003 from $13.8 million during the comparable nine months of 2002, an increase of $6.3 million or 45.7%. As a percentage of sales, cost of sales increased to 26.5% for the current nine months from 25.3% for the comparable prior-year nine months. This increase is a result of the following: (i) conducting business in new markets where we have a higher cost of sales mix and higher per unit purchase costs and (ii) an increase in selected commodity costs primarily cheese and beef. We continue to work with our vendors to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions.

Labor and Benefits. Labor and benefit costs for our restaurants increased to $27.0 million during the nine months ended September 28, 2003 from $19.9 million during the comparable nine months of 2002, an increase of $7.1 million or 35.7%. As a percentage of sales, labor and benefit costs decreased to 35.6% for the current nine months from 36.3% for the comparable prior-year nine months. This decrease is primarily a result of management directed productivity improvements at the restaurant level and the presence of more restaurants in tip credit states.

Occupancy. Occupancy costs increased to $5.7 million during the nine months ended September 28, 2003 from $4.2 million during the comparable nine months of 2002, an increase of $1.5 million or 35.7%. The increase reflects the four additional restaurants we opened in August, September, November and December 2002 and the three additional restaurants we opened in January, May and July 2003, partially offset by the closure of our Pietro’s Eugene, Oregon restaurant in February 2002, our Pietro’s Portland, Oregon restaurant (Lombard Street) in December 2002 and our BJ’s Portland, Oregon restaurant (Stark Street) in June 2003. As a percentage of revenues, occupancy costs decreased to 7.5% for the current nine months from 7.8% for the comparable prior-year nine months. This decrease is primarily due to the fact that four out of the seven restaurants opened over the last year had ground leases with monthly lease payments below our historical rent levels.

Operating Expenses. Operating expenses increased to $8.7 million during the nine months ended September 28, 2003 from $6.1 million during the comparable nine months of 2002, an increase of $2.6 million or 42.6%. As a percentage of sales, operating expenses increased to 11.5% for the current nine months from 11.1% for the comparable prior-year nine months. The increase is primarily due to the following: (i) increased utility costs, (ii) increased repair and maintenance costs related to stores open for a number of years, (iii) increased supply costs related to the implementation of a management driven labor productivity program, and (iv) increased marketing costs related to new markets and the continuing promotion of existing markets. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, insurance, supplies, credit cards, and utilities.

General and Administrative Expenses. General and administrative expenses increased to $6.6 million during the nine months ended September 28, 2003 from $5.3 million during the comparable nine months of 2002, an increase of $1.3 million or 24.5%. As a percentage of revenues, general and administrative expenses decreased to 8.6% for the current nine months from 9.8% for the comparable prior-year nine months. This decrease is primarily due to a 38.9% increase in sales versus an increase of 24.5 % in general and administrative costs as the 2002 expenditures for infrastructure were spread across higher sales volumes.

Depreciation and Amortization. Depreciation and amortization increased to $2.9 million during the nine months ended September 28, 2003 from $1.8 million during the comparable nine months of 2002, an increase of $1.1 million or 61.1%. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment totaling $8.5 million and $12.0 million for the three restaurants opened in 2003 and the four restaurants opened in the last half of 2002, respectively, coupled with four restaurants opened over the last year that had ground leases resulting in higher leasehold improvement costs.

Restaurant Opening Expense. Restaurant opening expenses increased to $1.2 million during the nine months ended September 28, 2003 from $821,000 during the comparable nine months of 2002, an increase of $379,000. This increase is due to three restaurant openings in the current nine months in comparison to two restaurant openings in the comparable nine months of 2002. Additionally, our current nine months included costs of $307,000 related to our San Jose, California restaurant that opened October 2003, but are offset by $112,000 of costs incurred in 2002 related to our Clear Lake, Texas restaurant that opened in January 2003. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process. During the fourth quarter of the year, we expect to incur additional expenditures related to our San Jose, California and Willowbrook, Texas restaurants which are scheduled to open in October 2003 and January 2004, respectively.

Interest Income (Expense), Net. Interest income (expense), net increased to $277,000 during the nine months ended September 28, 2003 from $159,000 during the comparable nine months of 2002, an increase of $118,000. During 2002, approximately 7.3 million redeemable warrants and approximately 188,000 stock options were exercised, providing approximately $36.3 million in cash proceeds to the Company, net of approximately $229,000 of related costs. The overall increase in interest income, net is primarily due to a decrease in interest expense related to the payoff of our term loan in April 2002 with an outstanding balance of $3.1 million offset by the decrease in interest income primarily due to (i) less cash to invest after the opening of our seven new stores over the past year and (ii) decreased interest rates.

Other Income, Net. Net other income increased to $377,000 during the nine months ended September 28, 2003 from $268,000 in the comparable nine months of 2002, an increase of $109,000. The increase was primarily due to increased gaming income at our Pietro’s Pizza locations.

LIQUIDITY AND CAPITAL RESOURCES

Our overall operating activities, as detailed in the unaudited Consolidated Statements of Cash Flows, provided $5.7 million of net cash during the nine months ended September 28, 2003, a $900,000 or 18.8% increase from the $4.8 million generated during the comparable nine months of 2002. The increase in cash from operating activities for the nine months ended September 28, 2003 in comparison to the nine months ended September 29, 2002 was due primarily to an increase in net income and depreciation.

Total capital expenditures for the acquisition of our restaurant and brewery equipment and leasehold improvements to construct new restaurants were $11.1 million for the nine months ended September 28, 2003. These expenditures were primarily related to the development of our Clear Lake, Texas, Addison, Texas, Cerritos, California and San Jose, California restaurants.

We have signed leases for, and plan to open, restaurants in Willowbrook, Texas and Summerlin, Nevada in the first half of 2004, and Rancho Cucamonga, California and San Bernardino, California in the second half of 2004.

IMPACT OF INFLATION

The impact of inflation on food, labor, energy and occupancy costs can significantly affect our operations. Many of our employees are paid hourly rates related to Federal and State minimum wage laws. Minimum wages have been increased numerous times and remain subject to future increases.

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

Deferred tax accounting requires that we evaluate net deferred tax assets to determine if these assets will more likely than not be realized in the foreseeable future. This test requires projection of our taxable income into future years to determine if there will be income sufficient to realize the tax assets (future tax deductions and FICA tax credit carryforwards). The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws. Our net deferred tax liability at September 28, 2003 totaled $204,000.

Related party accounting requires the proper identification of related parties and extensive disclosure of the transactions and balances with such related parties. Related parties include Jacmar and ASSI, Inc. Jacmar is our largest supplier of food, beverage and paper products and, through its affiliates, Jacmar owns 42.2% of our outstanding common stock. ASSI, Inc. is a former shareholder that now holds an option to purchase 200,000 shares of our common stock at $4.00 per share. Disclosure of transactions and balances with Jacmar and ASSI, Inc. is included in Item 1 under Notes to Unaudited Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During 2003, the average interest rate earned on cash and cash equivalents and investments was approximately 1.5%.

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

On or about August 15, 2003, Messrs. Motenko and Hennessy filed a motion for summary judgment, or in the alternative, summary adjudication based the argument that the Release provides Messrs. Motenko and Hennessy a complete defense to ASSI’s claims in the California Case. In addition, Jacmar filed a motion for summary judgment on the grounds that no evidence supported ASSI’s claims. Messrs. Motenko and Hennessy joined in Jacmar’s motion. The Court is expected to rule on the motions for summary judgment in early November 2003.

The trial in the California case is presently scheduled for December 1, 2003, in the event that any part of ASSI’s claims survives the summary judgment motions. In addition, Messrs. Motenko and Hennessy have filed a motion asking the Court to sever the Release issues from other issues in the case and to try the Release issues first. That motion is scheduled to be heard at the same time as the summary judgment motions.

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

The Company filed a Report on Form 8-K dated as of October 16, 2003 announcing third quarter 2003 revenues and comparable restaurant sales and the execution of a lease in San Bernardino, California.

The Company filed a Report on Form 8-K dated as of November 4, 2003 announcing its financial results for the quarter ended September 28, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO PIZZA & BREWERY, INC. (Registrant)

October 31, 2003	By:	/s/ PAUL A. MOTENKO

Paul A. Motenko Chairman of the Board of Directors, Co-Chief Executive Officer, Vice President and Secretary

	By:	/s/ JEREMIAH J. HENNESSY

Jeremiah J. Hennessy Director, Co-Chief Executive Officer and President

	By:	/s/ C. DOUGLAS MITCHELL

C. Douglas Mitchell Chief Financial Officer