Form 10-K
period 2003-12-28
CHICAGO PIZZA & BREWERY INC
filed 2004-03-04
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if the filer is an accelerated filer (as defined in Rule 12B-2 of the Act).  YES  ☒  NO  ☐

As of February 19, 2004, 19,648,586 shares of the common stock of the Registrant were outstanding. The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates was approximately $108,356,236, calculated based on the closing price of our common stock as reported by the NASDAQ Stock Market on June 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant’s Proxy Statement for the Annual Meeting of Shareholders.

CHICAGO PIZZA & BREWERY, INC.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

Chicago Pizza & Brewery, Inc. (the “Company” or “BJ’s”) owns and operates 32 restaurants located in California, Oregon, Colorado, Arizona and Texas and receives fees from one licensed restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery, a BJ’s Pizza & Grill, a BJ’s Restaurant & Brewhouse or a Pietro’s Pizza restaurant. Our menu features our BJ’s award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. Our nine BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s hand-crafted beers are produced. Our three Pietro’s Pizza restaurants serve primarily Pietro’s thin-crust pizza in a very casual, counter-service environment. We entered into an agreement to sell all of our Pietro’s restaurants to key employees of those restaurants, as further described elsewhere herein, in a transaction that will be effective March 15, 2004.

We were incorporated in California on October 1, 1991 originally to assume the operation of the then existing five BJ’s restaurants. In January 1995, we purchased the BJ’s restaurants and concept from its founders. Since that time, we have completed the (i) expansion of our BJ’s menu to include high-quality sandwiches, pastas, entrees, specialty salads and desserts; (ii) enhancement of our BJ’s concept through a comprehensive logo and identity program, uniforms, an interior design concept and redesigned signage; (iii) addition of our BJ’s microbreweries to the concept to produce our own hand-crafted beers; and (iv) purchase of the Pietro’s Pizza chain in the Northwest in March 1996, accounting for six currently operating restaurants in Oregon, three of which will be sold effective March 15, 2004.

The popularity of our BJ’s concept continues to grow contributing to same store sales increases at our BJ’s restaurants open the entire comparable periods of 3.3%, 3.3%, and 4.0% for the years 2003, 2002, and 2001, respectively. In calculating same store sales, we include a restaurant in the comparable base once it has been open for eighteen months.

The opening of our first microbrewery in Brea, California in August 1996 marked the beginning of our production of award-winning, hand-crafted, specialty beers which are distributed to all of our restaurants. The breweries have added an exciting dimension to the BJ’s concept which further distinguishes BJ’s from many other restaurant concepts. In 2002 we received the prestigious Large Brew Pub of the Year award at the Great American Beer Festival in Denver, Colorado.

Our current focus is on the development of the larger footprint BJ’s restaurants in high profile locations with favorable demographics. During 2003, we opened a BJ’s Restaurant and Brewery in Clear Lake, Texas and BJ’s Restaurant and Brewhouses in Addison, Texas, Cerritos, California and San Jose, California in January, May, July and October, respectively. During 2002, we opened a BJ’s Restaurant and Brewhouse in Westlake Village, California, a BJ’s Restaurant and Brewery in Oxnard California and BJ’s Restaurant and Brewhouses in Lewisville, Texas and Cupertino, California in August, September, November and December, respectively. We anticipate opening BJ’s Restaurant & Brewhouses in Willowbrook, Texas, Summerlin, Nevada, Rancho Cucamonga, California, San Bernardino, California, Fresno, California and Roseville, California and a BJ’s Restaurant and Brewery in Laguna Hills, California in 2004 and we are in negotiations for additional sites in California, Arizona, Colorado, and Texas.

Our fundamental business strategy is to grow through the additional development and expansion of the BJ’s brand. The BJ’s brand represents exceptional food and specialty beers at a great value, in a fun, casual environment.

In addition to developing new BJ’s restaurant and brewery operations, we may pursue acquisition opportunities, which may involve conversions to the BJ’s concept.

There can be no assurance that future events, including problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not adversely impact our ability to meet our operational objectives or require additional financing, or that such financing will be available.

Our internet address is www.bjsbrewhouse.com. Electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge by visiting the “Investor Relations” section of www.bjsbrewhouse.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

RESTAURANT CONCEPT AND MENU

We believe we are positioned for competitive advantage by offering customers excellent food at moderate prices from a broad menu of over 100 items featuring award-winning pizza, specialty salads, soups, pastas, sandwiches, entrees and desserts.

Our objective in developing BJ’s broad menu is to ensure that all items on the menu maintain and enhance BJ’s reputation for quality. BJ’s offers large portions of high quality food, creating a real value proposition. Because of the relatively low food cost associated with pizza and hand crafted beers, which represent a significant portion of sales, our restaurants are able to maintain favorable gross profit margins while providing a superior value to the customer.

BJ’s core product, our deep-dish, Chicago-style pizza, has been highly acclaimed since it was originally developed in 1978. This unique version of Chicago-style pizza is unusually light, with a crispy, flavorful crust. We believe BJ’s lighter crust helps give it a broader appeal than some other versions of deep-dish pizza. The pizza is topped with high-quality meats, fresh vegetables and whole-milk mozzarella cheese. BJ’s pizza consistently has been awarded “best pizza” honors by restaurant critics and public opinion polls in Orange County, California.

Our BJ’s restaurants provide a variety of beers for every taste, offering a constantly evolving selection of domestic, imported and micro-brewed beers. BJ’s own hand-crafted beers are the focus of the beer selection and feature six standard beers along with a rotating selection of seasonal specialties. While the BJ’s beers are produced predominantly at our central brewery locations, they are distributed to, and offered at all of the BJ’s and Pietro’s restaurants. We believe that internally produced beer provides a variety of benefits, including:

1.	The quality and freshness of the BJ’s brewed beers, which are produced under the constant supervision of our Vice President of Brewing Operations, are superior to beer purchased from external sources.

2.	The production costs of internally brewed beer can be significantly less than purchased beer. The relatively low production costs and premium pricing often associated with micro-brewed beers has a positive impact on income from operations. The cost savings are maximized when the brewery is operating at or near capacity. This is the basis for our “central brewery” structure.

MARKETING

Our marketing program is focused on community-based promotions and customer referrals. Our philosophy relating to the BJ’s restaurants has been to “spend our marketing dollars on the plate,” or use funds that would typically be allocated to marketing to provide a better product and value to our existing guests. We believe that this results in increased frequency of visits and greater customer referrals. Our expenditures on advertising and marketing were less than 1% of sales in both 2003 and 2002.

We are very much involved in the local community and charitable causes, providing food and resources for many worthwhile events. We are committed to helping others, and this philosophy has benefited us in our relations with our surrounding communities. Our commitment to supporting worthwhile causes is exemplified by our “Cookies for Kids” program, which provides a donation to the Cystic Fibrosis Foundation for each Pizookie sold. The Pizookie, our popular dessert, is a cookie, freshly baked in a mini pizza pan, and topped with vanilla bean ice cream. Contributions under the “Cookies for Kids” program were $154,000 and $123,000 in 2003 and 2002, respectively. In addition, we donated preopening sales proceeds of $50,000 related to the four new store openings in 2003 to the Cystic Fibrosis Foundation and $9,000 to the Long Beach Memorial Medical Foundation.

Pietro’s marketing strategy relies primarily on the distribution of discount coupons. Expenditures for marketing relating to the Pietro’s restaurants were 4.4% and 5.0% of Pietro’s sales (excluding discounts) in 2003 and 2002, respectively.

OPERATIONS

Our policy is to staff our restaurants with enthusiastic people, who can be an integral part of BJ’s fun, casual atmosphere. Prior experience in the industry is only one of the qualities management looks for in our employees. Enthusiasm, motivation and the ability to interact well with our customers are the most important qualities for BJ’s management and staff.

Our management and staff undergo thorough formal training prior to assuming their positions at the restaurants. We have designated certain managers, servers and cooks as “trainers,” who are responsible for properly training and monitoring all new employees. In addition, our Director of Training & Development manages and maintains the training process and its related functions.

We purchase our food products from several wholesale distributors. The majority of our food and operating supplies for our California restaurants are purchased from Jacmar Foodservice Distribution, a related party. Product specifications are very strict and we insist on using fresh, high-quality ingredients.

COMPETITION

The restaurant industry is highly competitive. A great number of restaurants and other food and beverage service operations compete both directly and indirectly with us in many areas, including food quality and service, the price-value relationship, beer quality and selection, and atmosphere, among other factors. Many competitors who use concepts similar to that of ours are well established, and often have substantially greater resources.

Because the restaurant industry can be significantly affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, weather and the type and number of competing restaurants, any changes in these factors could adversely affect us. In addition, factors such as inflation and increased food, liquor, labor and other employee compensation costs could adversely affect us. We believe, however, that our ability to offer high-quality food at moderate prices with superior service in a distinctive dining environment will be the key to overcoming these obstacles.

RELATED PARTY TRANSACTIONS

As of December 28, 2003, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 41.6% of our outstanding common stock.

Jacmar, through its specialty wholesale food distributorship, is our largest supplier of food, beverage and paper products. Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with $14.6 million, $11.5 million and $8.9 million of food, beverage and paper products for the 2003, 2002 and 2001 fiscal years, respectively, and we had trade payables related to these products of $1.1 million and $1.0 million at December 28, 2003 and December 29, 2002, respectively.

See Item 3 “Legal Proceedings” for a description of a legal action and related settlement terms where the following related parties were participants in the settlement; Jacmar, Inc. and ASSI, Inc. (a former shareholder and option holder).

GOVERNMENT REGULATIONS

We are subject to various federal, state and local laws, along with rules and regulations that affect our business. Each of our restaurants are subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, building, land use, health, safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties obtaining or maintaining the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or could adversely affect the operation of an existing restaurant. We believe, however, that we are in compliance in all material respects with all relevant laws, rules, and regulations. Furthermore, we have never experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open a new restaurant or to continue the operation of our existing restaurants. Additionally, we are not aware of any environmental regulations that have had or that we believe will have a materially adverse effect upon our operations.

Alcoholic beverage control regulations require each of our restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses or permits to date and we do not expect to encounter any material problems going forward. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

We are subject to “dram-shop” statutes in California and other states in which we operate. Those statutes generally provide a person who has been injured by an intoxicated person the right to recover damages from an establishment that has wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance which we believe is consistent with coverage carried by other entities in the restaurant industry and will help protect us from possible claims. Even though we carry liquor liability insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a materially adverse effect on us.

Various federal and state labor laws, along with rules and regulations, govern our relationship with our employees, including such matters as minimum wage requirements, overtime and working conditions. Significant additional governmental mandates such as an increased minimum wage, an increase in paid leaves of absence, extensions in health benefits or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact our restaurants.

EMPLOYEES

At February 9, 2004, we employed 3,352 employees at our 32 restaurants. We also employed 49 administrative and field supervisory personnel at our corporate offices. We believe that we maintain favorable relations with our employees, and currently no unions or collective bargaining arrangements exist.

INSURANCE

We maintain workers’ compensation insurance and general liability insurance coverage which we believe will be adequate to protect our business, assets and operations. There is no assurance that any insurance coverage maintained by us will be adequate, that we can continue to obtain and maintain such insurance at all or that our premium costs will not rise to an extent that they adversely affect our ability to economically obtain or maintain such insurance.

TRADEMARKS AND COPYRIGHTS

Our registered trademarks and service marks include, among others, the word mark “BJ’s Chicago Pizzeria”, and our stylized logo, which includes the words “BJ’s Pizza, Grill, Brewery”. In addition, we have registered the word marks “BJ’s Restaurant & Brewery,” “BJ’s Restaurant & Brewhouse” and “BJ’s Pizza & Grill,” for our restaurant services and “BJ’s Tatonka” and “Harvest Hefeweizen” for our proprietary beer and “Pizookie” for our proprietary dessert. We have registered all of our marks with the United States Patents and Trademark Office. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concepts, however, there are other restaurants using the name BJ’s throughout the United States. We have in the past, and expect to continue to, vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly.

ITEM 2.	PROPERTIES

RESTAURANT LOCATIONS AND EXPANSION PLANS

The following table sets forth data regarding our existing and future restaurant locations:

	Year Opened/ Acquired	Square Feet
CALIFORNIA
Balboa	1995	2,600
La Jolla Village	1995	3,000
Laguna Beach	1995	2,150
Belmont Shore	1995	2,910
Seal Beach	1994	2,369
Huntington Beach	1994	3,430
Westwood Village, Los Angeles	1996	2,450
Brea (Microbrewery)	1996	10,000
Arcadia	1999	7,371
Woodland Hills (Microbrewery)	1999	13,000
La Mesa	1999	7,200
Valencia	1999	7,000
West Covina (Microbrewery)	2000	12,000
Huntington Beach II	2000	8,031
Burbank	2000	11,000
Irvine	2001	7,826
Oxnard (Microbrewery)	2002	10,164
Cupertino	2002	8,300
Westlake Village	2002	8,626
Cerritos	2003	10,848
San Jose	2003	7,315
Rancho Cucamonga*	2004	8,110
San Bernardino*	2004	7,834
Fresno*	2004	8,110
Roseville*	2004	9,437
Folsom***	2005	7,581
Laguna Hills*	2004	10,125
ARIZONA
Chandler (Microbrewery)	2001	8,800
COLORADO
Boulder (Microbrewery)	1997	5,500
NEVADA
Summerlin*	2004	8,113
TEXAS
Lewisville	2002	8,300
Clear Lake (Microbrewery)	2003	10,709
Addison	2003	7,289
Willowbrook*	2004	7,289
HAWAII
Lahaina, Maui (licensed restaurant)	1994	3,430
OREGON
Hood River (Pietro’s) **	1996	7,000
Milwaukie (Pietro’s) **	1996	8,064
Salem (Pietro’s) **	1996	6,875
Jantzen Beach (Microbrewery)	1996	7,932
Eugene IV	1996	4,345
Portland (Lloyd Center) (Microbrewery)	1996	4,341

*	Expected to open in 2004.
**	To be sold effective March 15, 2004.
***	Expected to open in Winter 2004/2005.

In addition to the above locations, we are evaluating potential markets in California, Arizona, Colorado, Nevada, Illinois and Texas. Our ability to open additional restaurants will depend upon a number of factors, including, but not limited to, the availability of qualified restaurant management staff and other personnel, the cost and availability of suitable locations, regulatory limitations regarding common ownership of breweries and restaurants in certain states, cost effective and timely construction of restaurants (which can be delayed by a variety of controllable and non-controllable factors), and securing of required governmental permits and approvals. There can be no assurance that we will be able to open our planned restaurants in a timely or cost effective manner, if at all.

All of our restaurants are on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent, subject to regional cost-of-living increases, and other leases include base rent with specified periodic increases. Additionally, many leases require contingent rent based on a percentage of gross sales. In addition, certain of these leases expire in the near future, and there is no automatic renewal or option to renew. No assurance can be given that leases can be renewed, or, if renewed, that rents will not increase substantially, both of which would adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial increases. Total lease expense in 2003 was $6.1 million.

With respect to future restaurant sites, we believe the locations of our restaurants are important to our long-term success and we devote significant resources to analyzing prospective sites. Our strategy is to open our restaurants in high-profile locations with strong customer traffic during day, evening and weekend hours. We have developed specific criteria for evaluating prospective sites, including demographic information, visibility and traffic patterns.

Our executive headquarters provides management and financial reporting in an 8,017 square-foot leased facility in Huntington Beach, California. The lease expires on September 30, 2005 and currently provides for $150,000 in annual rent as well as additional charges for taxes and operating expenses.

On December 31, 2002, we sold our Pietro’s restaurant on Lombard Street in Portland, Oregon. This sale yielded no gain after recording a reserve of $23,000 for our guarantee of the lease liability, which extends through a portion of 2005. Additionally, on June 15, 2003, we closed our BJ’s restaurant on Stark Street in Portland, Oregon. The net book value of the restaurant’s assets was included in the reserve for store closures; therefore no loss was recorded in 2003 as a result of the closing.

In the fourth quarter of 2003, the tenant at Lombard became delinquent in rent payments. The Lombard landlord sought relief under our guarantee of the lease liability. In February 2004, the landlord released us from any additional liability in exchange for a cash payment of $55,000 which was included in our closed store reserve at December 28, 2003.

ITEM 3.	LEGAL PROCEEDINGS

Restaurants such as those operated by us are subject to litigation in the ordinary course of business, most of which we expect to be covered by our general liability insurance. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims, employee unfair practice claims or any other actions.

The following paragraphs describe certain legal actions recently settled or pending:

The ASSI Action

On April 30, 2002, we received a copy of a complaint filed on behalf of ASSI Inc., a Nevada Corporation (“ASSI”) in the Superior Court of Orange County, California (the “ASSI Action”). The defendants initially named in that complaint were BJ Chicago, LLC, the Jacmar Companies, James A. Dal Pozzo, and William H. Tilley (collectively, “Jacmar”). We were not a party to the ASSI Action. Jacmar, however, constitutes our largest shareholder group and several of its principals. On June 10, 2002, ASSI amended its complaint in the ASSI Action, by which it added two of our officers and directors, Paul A. Motenko and Jeremiah J. Hennessy.

As of December 24, 2003, we and our two Co-Chief Executive Officers, Paul Motenko and Jeremiah Hennessy, entered into a confidential settlement agreement with, among others, ASSI and its affiliates, resolving all disputes between the parties, including all claims made in the ASSI Action. Although we are a party to the settlement agreement, we are not a party to the ASSI Action. Each of the parties in the Action have submitted requests for dismissal with prejudice with respect to all claims made in the ASSI Action.

Prior to the parties entering into the settlement agreement, the Court had issued rulings that, as a matter of law, each of the claims being asserted by ASSI in the ASSI Action against Messrs. Motenko and Hennessy were without merit or barred, and that Messrs. Motenko and Hennessy were, therefore, entitled to summary judgment on all such claims.

In connection with the resolution of the ASSI Action: (i) ASSI withdrew its allegations that Messrs. Motenko and Hennessy, or any of the Jacmar parties, us, or any of the attorneys for the foregoing persons or entities, engaged in any illegal, improper, unethical, unprofessional, or actionable conduct; (ii) none of Messrs. Motenko or Hennessy, us or any of the Jacmar parties (or any person or entity acting in their behalf) made any payment to ASSI and (iii) Messrs. Motenko and Hennessy, and the Jacmar parties withdrew their allegations that ASSI engaged in actionable conduct.

Also in connection with the resolution of the ASSI Action, ASSI exercised all of the options and received net shares of 144,132, all of which were sold by ASSI under a registration statement previously filed by us.

We received a cash payment of $700,000 from ASSI in connection with the settlement of all disputes between the parties and the disposition of ASSI’s option rights. In a separate agreement between us and the Jacmar parties, we agreed to pay $450,000 of the $700,000 received from ASSI to one of the Jacmar parties in return for a release from the Jacmar parties of any claims they might have for indemnity from us arising as a result of the ASSI Action or other claims asserted by ASSI.

Our share of the settlement proceeds of $250,000 was recorded as other income in the fourth quarter of 2003.

Labor Related Matters

On March 10, 2003, a former employee of ours, on behalf of himself and other employees and former employees of ours similarly situated and working in California, filed a class action complaint in the Superior Court of California for the County of Orange against us. The complaint alleges that we violated provisions of the California Labor Code covering meal and rest beaks for employees, along with associated acts of unfair competition and seeks payment of wages for all meal and rest breaks allegedly denied to our California employees for the period from October 1, 2000 to the present. We reached a tentative proposal (“Proposal”) with class counsel to settle the meal and rest break class action case pending in California. The Proposal, which is subject to a definitive agreement and is not yet binding, and which will be subject to Court approval if finalized between counsel, provides that members of the plaintiff class may make claims for certain lost wages against a $950,000 settlement fund, funded by us. Pursuant to the Proposal, our liability to the employees would not exceed the amount of the settlement fund. If the Agreement is approved by the Court, the action will be dismissed with prejudice, after the parties obligations under the Agreement are satisfied. The Proposal was developed from mediation which was concluded in December of 2003. Accordingly, we recorded $950,000 in other expense during the fourth quarter of 2003 to reflect this liability at December 28, 2003.

On February 5, 2004, another former employee of ours, on behalf of herself, and all others similarly situated, filed a class action complaint in Los Angeles County Superior Court, claiming: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) reimbursement for fraud and deceit; (5) punitive damages for fraud and deceit; and (6) disgorgement of illicit profits. It is possible that this matter will be consolidated with the class action currently pending in Orange County Superior Court. It is not certain what effect the filing of the new action will have on the approval of the Proposal by the Court.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

On October 8, 1996, our Common Stock and Redeemable Warrants became listed on the NASDAQ Small Cap Market (“NASDAQ”) (Symbols: CHGO and CHGOW) in connection with our Initial Public Offering. All of the Redeemable Warrants were either exercised or expired on April 8, 2002. On July 23, 2002, our Common Stock was approved for a NASDAQ National Market listing. On February 9, 2004, the closing price of our Common Stock was $11.99 per share. The table below shows our high and low common stock sales prices as reported by NASDAQ. The sales prices represent inter-dealer quotations without adjustments for retail mark-ups, mark-downs or commissions.

	Common Stock		Redeemable Warrants
	High	Low	High	Low
Fiscal year ended December 28, 2003
First Quarter	$7.21	$5.53	n/a	n/a
Second Quarter	$10.13	$7.02	n/a	n/a
Third Quarter	$12.74	$10.00	n/a	n/a
Fourth Quarter	$15.21	$11.75	n/a	n/a
Fiscal year ended December 29, 2002
First Quarter	$6.35	$4.93	$1.06	$0.10
Second Quarter	$9.98	$6.00	$1.95	$1.00
Third Quarter	$10.20	$6.71	n/a	n/a
Fourth Quarter	$8.48	$6.56	n/a	n/a

As of February 9, 2004 we had 121 shareholders of record (not including beneficial owners holding shares in nominee accounts).

DIVIDEND POLICY

We have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling of existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay dividends in the future, such payments would be at the discretion of the Board of Directors.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto as well as with the discussion below.

	For the Year Ended
	December 28, 2003	December 29, 2002	December 31,
			2001	2000	1999
	(in thousands, except per share data)
Statement of Income Data:
Revenues	$102,959	$75,705	$64,683	$52,346	$37,393
Costs and Expenses:
Cost of sales	27,281	19,241	17,415	14,456	10,491
Labor and benefits	36,828	28,057	23,196	18,772	13,542
Occupancy	7,889	5,970	4,963	4,160	2,998
Operating expenses	11,780	8,361	6,843	5,520	4,161
General and administrative	8,522	7,782	5,056	3,922	3,218
Depreciation and amortization	3,928	2,714	2,117	2,002	1,517
Restaurant opening expense	1,467	1,717	734	943	517
Restaurant closing (recovery) expense(1)	(25)	(8)	(799)	1,517	148

Total costs and expenses	97,670	73,834	59,525	51,292	36,592
Income from operations	5,289	1,871	5,158	1,054	801
Other income (expense):
Interest income (expense), net	376	262	(345)	(549)	(251)
Other (expense) income, net(2)	(228)	414	168	(38)	(28)

Total other income (expense)	148	676	(177)	(587)	(279)
Income before taxes and change in accounting	5,437	2,547	4,981	467	522
Income tax (expense) benefit(3)	(1,844)	(880)	(1,804)	1,477	(26)

Net income before change in accounting	3,593	1,667	3,177	1,944	496
Cumulative effect of change in accounting(4)	—	—	—	—	(106)

Net income	$3,593	$1,667	$3,177	$1,944	$390

Net income per share:
Basic	$0.18	$0.10	$0.33	$0.25	$0.05

Diluted	$0.18	$0.09	$0.30	$0.25	$0.05

Weighted average shares outstanding:
Basic	19,422	17,273	9,515	7,658	7,401

Diluted	20,482	18,775	10,419	7,770	7,411

Balance Sheet Data (end of period):
Working capital (deficit)	$20,570	$25,926	$3,759	$(5,396)	$(2,549)
Total assets	83,705	77,849	40,255	29,992	19,144
Total long-term debt (including current portion)	153	561	4,345	6,059	2,861
Minority interest	—	—	—	263	249
Shareholders’ equity	71,051	66,616	28,095	15,043	13,099

(1)	The year ended December 31, 2000, includes a $1.4 million charge related to costs associated with the expected closing of four restaurants in 2001. The year ended December 31, 2001, represents a gain of $799,000 resulting from the sale of three Oregon restaurants in 2001 and the closure of an additional Oregon restaurant in early 2002 on terms more favorable than anticipated.

(2)	The year ended December 31, 2001, includes a net gain of $119,000 from the sale of the Lahaina partnership interest. The year ended December 29, 2002 includes increased lottery earnings from our Pietro’s Pizza locations and license fee income from our interest in the BJ’s Lahaina, Maui, Hawaii location.

The year ended December 28, 2003, includes a $950,000 charge related to our meals & rest period settlement, offset by a $250,000 benefit related to settlement proceeds received in connection with the ASSI Action.

(3)	The year ended December 31, 2000, includes a $1.7 million benefit for the elimination of the net deferred tax asset valuation allowance.
(4)	Reflects our change in method of accounting for pre-opening costs in 1999.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein: (i) our ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of our historic concentration in Southern California, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) consumer trends, (vii) potential uninsured losses and liabilities, (viii) fluctuating commodity costs including food and energy, (ix) trademark and servicemark risks, (x) government regulations, (xi) licensing costs, and (xii) other general economic and regulatory conditions and requirements.

GENERAL

We own and operate 32 restaurants located in California, Oregon, Colorado, Arizona and Texas and receive fees from one licensed restaurant in Lahaina, Maui. Each of our restaurants are operated either as a BJ’s Restaurant & Brewery, a BJ’s Pizza & Grill, a BJ’s Restaurant & Brewhouse or a Pietro’s Pizza restaurant. Our menu features our award-winning, signature deep-dish pizza, our own handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. We have nine BJ’s Restaurant & Brewery restaurants that feature in-house brewing facilities where our handcrafted beers are produced. Our three Pietro’s Pizza restaurants serve primarily Pietro’s thin-crust pizza in a very casual, counter-service environment. All three of the Pietro’s restaurants will be sold effective March 15, 2004.

In calculating our comparable restaurant sales, we include a restaurant in the comparable base once it has been opened for eighteen periods.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Income expressed as percentages of total revenues.

	For the Year Ended
	December 28, 2003	December 29, 2002	December 31,
			2001	2000	1999
Statement of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	26.5	25.4	26.9	27.6	28.1
Labor and benefits	35.8	37.1	35.9	35.9	36.2
Occupancy	7.7	7.9	7.7	7.9	8.0
Operating expenses	11.4	11.0	10.6	10.5	11.1
General and administrative	8.3	10.3	7.8	7.5	8.6
Depreciation and amortization	3.8	3.6	3.3	3.8	4.1
Restaurant opening expense	1.4	2.3	1.1	1.8	1.4
Restaurant closing (recovery) expense	—	—	(1.2)	2.9	0.4

Total costs and expenses	94.9	97.6	92.1	97.9	97.9
Income from operations	5.1	2.4	7.9	2.1	2.1
Other income (expense):
Interest income (expense), net	0.4	0.4	(0.5)	(1.0)	(0.7)
Other (expense) income, net	(0.2)	0.5	0.2	(0.1)	(0.1)

Total other income (expense)	0.2	0.9	(0.3)	(1.1)	(0.8)
Income before taxes and change in accounting	5.3	3.3	7.6	1.0	1.3
Income tax (expense) benefit	(1.8)	(1.2)	(2.8)	2.8	(0.1)

Net income before change in accounting	3.5	2.1	4.8	3.8	1.2
Cumulative effect of change in accounting	—	—	—	—	(0.3)

Net income	3.5%	2.1%	4.8%	3.8%	0.9%

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

Revenues. Total revenues for 2003 increased to $103.0 million from $75.7 million in 2002, an increase of $27.3 million or 36.1%. The increase is primarily the result of:

•	The opening of the following new locations provided additional revenues of $26.2 million in 2003 when compared with 2002:

Location	Concept	Opening Date
Westlake, California	Restaurant & Brewhouse	August 2002
Oxnard, California	Restaurant & Brewery	September 2002
Lewisville, Texas	Restaurant & Brewhouse	November 2002
Cupertino, California	Restaurant & Brewhouse	December 2002
Clear Lake, Texas	Restaurant & Brewery	January 2003
Addison, Texas	Restaurant & Brewhouse	May 2003
Cerritos, California	Restaurant & Brewhouse	July 2003
San Jose, California	Restaurant & Brewhouse	October 2003

•	An increase in our same restaurants sales for the comparable year of $2.2 million or 3.2%. This increase is primarily due to an increase in customer counts, a menu price increase of approximately 1.5% effective during May 2003, an additional increase of approximately 2% effective during November 2003 and the fact that the year ended December 28, 2003 had one additional day of revenues.

•	The above-mentioned increases were partially offset by $893,000 of sales related to the closure of our Pietro’s Eugene, Oregon restaurant on February 28, 2002, Pietro’s Portland, Oregon restaurant (Lombard Street) on December 31, 2002, and our BJ’s Portland, Oregon restaurant (Stark Street) on June 15, 2003.

Cost of Sales. Cost of food, beverages and paper (cost of sales) for our restaurants increased to $27.3 million in 2003 from $19.2 million in 2002, an increase of $8.1 million or 42.2%. As a percentage of sales, cost of sales increased to 26.5% in 2003 from 25.4% in 2002. This increase is a result of the following: (i) conducting business in new markets where we have a higher cost of sales mix and higher per unit purchase costs and (ii) an increase in selected commodity costs primarily cheese and beef. We continue to work with our vendors to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions.

Labor and Benefits. Labor and benefits costs for our restaurants increased to $36.8 million in 2003 from $28.1 million in 2002, an increase of $8.7 million or 31.0%. As a percentage of sales, labor and benefits costs decreased to 35.8% in 2003 from 37.1% in 2002. This decrease is primarily a result of management directed productivity improvements at the restaurant level and the presence of more restaurants in tip credit states. In tip credit states, which include Texas, Arizona and Colorado, we are permitted to reduce hourly labor costs up to approximately $4.00 per hour.

Occupancy. Occupancy costs increased to $7.9 million in 2003 from $6.0 million in 2002, an increase of $1.9 million or 31.7%. The increase reflects the four additional restaurants we opened in August, September, November and December 2002 and the four additional restaurants we opened in January, May, July and October 2003, partially offset by the closure of our Pietro’s Portland, Oregon restaurant (Lombard Street) in December 2002 and our BJ’s Portland, Oregon restaurant (Stark Street) in June 2003. As a percentage of revenues, occupancy costs decreased to 7.7% in 2003 from 7.9% in 2002. This decrease is primarily due to the fact that four out of the eight restaurants opened over the last year had ground leases with monthly lease payments below our historical rent levels.

Operating Expenses. Operating expenses increased to $11.8 million in 2003 from $8.4 million in 2002, an increase of $3.4 million or 40.5%. As a percentage of sales, operating expenses increased to 11.4% in 2003 from 11.0% in 2002. The increase is primarily due to the following: (i) increased utility costs, (ii) increased repair and maintenance costs related to stores open for a number of years, (iii) increased supply costs related to the implementation of a management driven labor productivity program, and (iv) increased marketing costs related to new markets and the continuing promotion of existing markets. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, insurance, supplies, credit cards, and utilities.

General and Administrative Expenses. General and administrative expenses increased to $8.5 million in 2003 from $7.8 million in 2002, an increase of $700,000 or 9.0%. As a percentage of revenues, general and administrative expenses decreased to 8.3% in 2003 from 10.3% in 2002. This decrease is primarily due to a 36.1% increase in sales versus an increase of 9.0% in general and administrative costs as the 2002 expenditures for infrastructure were spread across higher sales volumes.

Depreciation and Amortization. Depreciation and amortization increased to $3.9 million in 2003 from $2.7 million in 2002, an increase of $1.2 million or 44.4%. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment totaling $11.7 million and $12.0 million for the four restaurants opened in 2003 and the four restaurants opened in 2002, respectively, coupled with four restaurants opened over the last year that had ground leases resulting in higher leasehold improvement costs.

Restaurant Opening Expense. Restaurant opening expense decreased to $1.5 million in 2003 from $1.7 million in 2002, a decrease of $200,000. The overall decrease is primarily due to management directed programs to enhance expense control and reduce new employee hiring costs. Additionally, 2003 includes costs of $177,000 related to our Willowbrook, Texas restaurant that opened in January 2004, but are offset by $112,000 of costs incurred in 2002 related to our Clear Lake, Texas restaurant that opened in January 2003. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process.

Restaurant Closing (Recovery) Expense. During 2003, our store closure reserve was reduced by $56,000, of which $31,000 was utilized for property, equipment and lease payments in connection with the closure of our Stark and Lombard restaurants in Oregon. The remaining balance of $25,000 was recorded as a reduction in our store closure expense primarily due to more favorable lease settlements than we anticipated. At December 28, 2003, the balance of our reserve, which included $55,000 in current liabilities and $74,000 in long-term liabilities, was for the lease liability related to our Lombard restaurant and the remaining lease liability related to our McMinnville restaurant that was sold in 2001.

Interest Income (Expense), Net. Interest income (expense), net increased to $376,000 in 2003 from $262,000 in 2002, an increase of $114,000. During 2002, approximately 7.3 million redeemable warrants and approximately 188,000 stock options were exercised, providing approximately $36.3 million in cash proceeds to us, net of approximately $229,000 of related costs. The overall increase in interest income, net is primarily due to a decrease in interest expense related to the payoff of our term loan in April 2002 with an outstanding balance of $3.1 million offset by the decrease in interest income primarily due to (i) less cash to invest after the opening of our four new restaurants over the past year and (ii) decreased interest rates.

Other (Expense) Income, Net. Net other (expense) income decreased to ($228,000) in 2003 from $414,000 in 2002, a decrease of $642,000. The decrease was primarily due to the $950,000 charge related to our meals & rest periods settlement, offset by the $250,000 received in connection with the ASSI Action and increased gaming income at our Pietro’s Pizza locations.

Income Tax Expense. Income tax expense increased to $1.8 million in 2003 from $880,000 in 2002, an increase of $920,000 or 104.5%. The increase was primarily due to increased income before taxes of $2.9 million. Additionally, our effective tax rate decreased from 34.6% in 2002 to 33.9% in 2003 as a result of higher utilization of our FICA credits.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

Revenues. Total revenues for 2002 increased to $75.7 million from $64.7 million in 2001, an increase of $11.0 million or 17.0%. The increase is primarily the result of:

•	The opening of the following new locations provided additional revenues of $11.1 million in 2002 when compared with 2001:

Location	Concept	Opening Date
Irvine, California	Restaurant & Brewhouse	August 2001
Chandler, Arizona	Restaurant & Brewery	October 2001
Westlake, California	Restaurant & Brewhouse	August 2002
Oxnard, California	Restaurant & Brewery	September 2002
Lewisville, Texas	Restaurant & Brewhouse	November 2002
Cupertino, California	Restaurant & Brewhouse	December 2002

•	An increase in our same restaurants sales for the comparable year of $1.8 million or 3.0%. This increase is primarily due to an increase in customer counts and a menu price increase of approximately 2% at the beginning of fiscal year 2002.

•	The above mentioned increases were partially offset by the sale or closure of our three restaurants in Oregon in 2001, the sale of the Hawaii joint venture in 2001, the closure of the Eugene, Oregon Pietro’s restaurant in February 2002, and the fact that the year ended December 31, 2001 had two additional days of revenue.

Cost of Sales. Cost of food, beverages and paper (cost of sales) for our restaurants increased to $19.2 million in 2002 from $17.4 million in 2001, an increase of $1.8 million or 10.3%. As a percentage of sales, cost of sales declined to 25.4% from 26.9% in 2001.

The overall improvement in cost of sales percentage was primarily due to more favorable commodity prices related to poultry, seafood and cheese, newly negotiated vendor contracts with more favorable pricing and our menu price increase posted at the beginning of 2002. As noted above, we entered into new vendor contracts to control food costs, however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions.

Labor and Benefits. Labor and benefit costs for our restaurants increased to $28.1 million in 2002 from $23.2 million in 2001, an increase of $4.9 million or 21.1%. As a percentage of revenues, labor and benefit costs increased to 37.1% in 2002 from 35.9% in 2001. This increase was primarily a result of higher workers compensation rates, increased minimum wage rates in California effective January 1, 2002, and increased health insurance rates.

Occupancy. Occupancy costs increased to $6.0 million in 2002 from $5.0 million in 2001, an increase of $1.0 million, or 20.0%. This increase reflects our additional restaurant which opened in the last half of 2001, and our four new restaurants opened in August, September, November and December 2002, partially offset by the sale or closure of our three restaurants in Oregon, the sale of our Hawaii joint venture in 2001 and the closure of our Eugene, Oregon restaurant in February 2002. As a percentage of revenues, occupancy costs were relatively stable, increasing to 7.9% in 2002 from 7.7% in 2001.

Operating Expenses. Operating expenses increased to $8.4 million in 2002 from $6.8 million in 2001, an increase of $1.6 million or 23.5%. As a percentage of sales, operating expenses increased to 11.0% in 2002 from 10.6% in 2001. The increase is primarily due to the following; (i) increased insurance costs, (ii) increased repair and maintenance costs related our stores open for a number of years, and (iii) increased utility costs, especially in California. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, supplies and utilities.

General and Administrative Expenses. General and administrative expenses increased to $7.8 million in 2002 from $5.1 million in 2001, an increase of $2.7 million or 52.9%. As a percentage of revenues, general and administrative expenses increased to 10.3% in 2002 from 7.8% in 2001. This increase is directly related to our investment in infrastructure to support our growth including; (i) a one time hiring related cost of approximately $132,000, (ii) an increase in salary and benefits of approximately $1,272,000 associated with the hiring of three new executives, a store opening team and new area directors, (iii) approximately $333,000 in travel expenses related to new markets, (iv) approximately $99,000 in nonrecurring NMS NASDAQ fees, (v) approximately $235,000 in legal fees primarily related to human resource matters and employment agreements, and $130,000 in legal fees related to the ASSI complaint, and (vi) approximately $51,000 of costs associated with the termination of an agreement to acquire a multiple-site real estate package.

Depreciation and Amortization. Depreciation and amortization increased to $2.7 million in 2002 from $2.1 million in 2001, an increase of approximately $600,000 or 28.6%. The increase was due to our acquisition of restaurant equipment, furniture and improvements and brewery equipment totaling $12.0 million and $4.9 million for our four restaurants opened in 2002 and our two restaurants opened in 2001, partially offset by the $147,000 decrease in goodwill amortization expense in 2002 which resulted from the adoption of Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets.

Restaurant Opening Expense. Restaurant opening expense increased to $1.7 million in 2002 from approximately $700,000 in 2001, an increase of $1 million or 142.9%. This increase is primarily the result of the opening of our four restaurants in 2002 in comparison to the opening of our two restaurants in 2001. Also included in 2002, were $112,000 of costs related to our Clear Lake, Texas location opened on January 22, 2003. In addition, these costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process.

Restaurant Closing (Recovery) Expense. During 2000, we identified four restaurants in Oregon that had historically not been profitable and were not considered essential to our future plans. During 2000, a $1.4 million reserve was established to provide for probable costs associated with closing these restaurants.

During 2001, the store closure reserve was reduced by $1.2 million, of which $393,000 was utilized for property, equipment and goodwill written off in connection with store closures. The remaining balance of $799,000 was recorded as a reduction in store closure expense primarily due to more favorable lease settlements than anticipated. Pursuant to our 2000 plan, we closed and sold our BJ’s Burnside, BJ’s Gresham and McMinnville locations in 2001. We recognized a non-cash gain of $398,000 on the sale of our Burnside and Gresham locations in 2001 due to closure on terms more favorable than projected in 2000. When the store closure reserve was established in 2000, we projected that it was unlikely a subtenant would be located for our McMinnville property. Accordingly, the reserve included a provision for the full amount of lease payments to the end of the lease term. We assigned our McMinnville lease to a subtenant in 2001, but we remain liable for the lease if the subtenant defaults. The subtenant is current with its obligations. Our McMinnville reserve was adjusted down by approximately $90,000 resulting in a gain to reflect the subtenant and a more favorable outcome in the disposition of this property. At the end of 2000, we projected there was low likelihood that a subtenant would be located for our Eugene II property. Accordingly, eighty percent of the lease payments to the end of the lease were provided for in our closed store reserve. In the first quarter of 2001, our landlord at Eugene II decided to demolish the existing structure. We received approximately $40,000 in compensation for our leasehold interest and we were released from future lease obligations in 2002, and our closed store reserve was reduced by $350,000 in 2001 to reflect this favorable outcome on the Eugene II property. The remaining charge of $39,000 is primarily due to a reserve recorded in 2001 for the net book value of assets at one of our other restaurants in Oregon due to unprofitable results of operations.

During 2002, our store closure reserve was reduced by $26,000, of which $18,000 was utilized for property, equipment and lease payments in connection with the closure of our Eugene II property in Oregon. The remaining balance of $8,000 was recorded as a reduction in our store closure expense primarily due to more favorable lease settlements than we anticipated. At December 28, 2002 the balance of our reserve which included $66,000 in current liabilities and $145,000 in long-term liabilities, was for our two Pietro’s restaurants, one that had historically not been profitable and was not considered essential to our future plans, and the other for our remaining lease liability related to a restaurant that we sold in 2001.

Interest Income (Expense), Net. We recognized net interest income of $262,000 in 2002 versus net interest expense of $345,000 in 2001, a change of $607,000, or 175.9%. Interest income increased primarily due to our investment of approximately $36.3 million in proceeds from issuance of common stock, and interest expense decreased primarily due to the payoff of our term loan with an outstanding balance of $3.1 million in April 2002.

Other Income, Net. Net other income increased to $414,000 in 2002 from $168,000 in 2001, an increase of $246,000 or 146.4%. The increase was primarily due to increased lottery earnings at our Pietro’s Pizza locations and license fee income from our interest in our BJ’s Lahaina, Maui, Hawaii location which more than offset the gain on the sale of our BJ’s Lahaina location of $119,000 recorded in 2001.

Income Tax Expense. Income tax expense decreased to $880,000 in 2002 from $1.8 million in 2001, a decrease of $920,000 or 51.1%. The decrease was primarily due to decreased income before taxes of $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Our overall operating activities, as detailed in our Consolidated Statements of Cash Flows, provided $8.6 million of net cash from operations during the year ended December 28, 2003, a $2.0 million or 30.3% increase from the $6.6 million generated during the year ended December 29, 2002. The increase in cash from operating activities at December 28, 2003 in comparison to December 29, 2002 was due primarily to an increase in net income and depreciation partially offset by a decrease in accounts payable.

Total capital expenditures for the acquisition of our restaurant and brewery equipment and leasehold improvements to construct new restaurants were $11.7 million and $12.0 million for the year ended December 28, 2003 and December 29, 2002, respectively. These expenditures were primarily related to the development of our new restaurants in Clear Lake, Texas, Addison, Texas, Cerritos, California, and San Jose, California in 2003 and Westlake Village, Oxnard and Cupertino, California and Lewisville, Texas in 2002. In addition, included in construction in progress at December 28, 2003 is $2.2 million for the Willowbrook, Texas location which opened on January 28, 2004. In 2003, we received two landlord contributions totaling $250,000 to partially offset the cost of tenant improvements at the Clear Lake, Texas and Oxnard, California locations. In 2002, we received a landlord contribution totaling $27,000 to partially offset the cost of tenant improvements at the Irvine, California location.

We have signed leases for, and plan to open, restaurants in Willowbrook, Texas and Summerlin, Nevada in the first half of 2004, and Rancho Cucamonga, California, San Bernardino, California, Fresno, California, Roseville, California and Laguna Hills, California in the second half of 2004. Additionally, we have signed a lease for, and plan to open, a restaurant in Folsom, California in the winter of 2004/2005. Our capital expenditures planned for 2004 total approximately $18.4 million, including $17.2 million for new restaurants to open in 2004 and 2005.

SALE OF PIETRO’S RESTAURANTS

In February 2004, we executed an agreement to sell our three Pietro’s restaurants effective March 15, 2004. The buyers, formerly key employees, purchased the restaurant assets and related trademarks for the Pietro’s brand. The $2.2 million sales price includes cash proceeds of $1.2 million and two notes receivable from the buyers totaling $950,000, with terms of five and ten years. The ten-year note is in the amount of $700,000, bears interest at prime plus one percent with a minimum interest rate of 5% and a maximum interest rate of 7% and requires fixed monthly payments of principal and interest over the ten year term. The five-year note is in the amount of $250,000, bears interest at prime plus one percent and requires fixed monthly payments of principal and interest over the five year term. The sale will yield a gain before taxes of $1.7 million in the first quarter of 2004.

Sales and pre-tax income for our three Pietro’s restaurants were $3.0 million and $590,000, respectively, in 2003. The net book value of the assets sold as of December 28, 2003 was $342,000.

RESTAURANT DEVELOPMENT LOAN AND INTEREST RATE SWAP

Credit Facility

In February 2001, we entered into an agreement with a bank for a collateralized credit facility for a maximum amount of $8 million. There was an initial funding consisting of a term loan of $4 million to replace an existing loan on terms more favorable to us and a revolving portion that allowed for borrowings not to exceed $4 million. The credit facility bore interest at 2.0% per annum in excess of the bank’s LIBOR rate. The rates keyed to LIBOR would be fixed for various lengths of time at our option.

On April 11, 2002, we terminated the credit facility and utilized approximately $3.2 million of the proceeds from the exercise of the warrants to pay off the term loan, including a $95,000 fee to terminate a related interest rate swap agreement on the term loan.

Interest Rate Swap

During 2001, we entered into an interest rate swap agreement with a notional amount equal to the amount outstanding on the term loan ($3.3 million at December 31, 2001) to reduce the impact of changes in interest rates on our debt. The agreement effectively fixed the interest rate on the term loan at 7.5% through February 13, 2006.

We recorded the fair value of the interest rate swap of approximately $114,000 as a liability at December 31, 2001. We recorded a net unrealized loss on the interest rate swap of approximately $114,000 as a charge to other comprehensive income (loss), included in the statement of shareholders’ equity for the year ended December 31, 2001. Upon termination of the interest rate swap agreement, the actual loss was recognized in earnings.

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

CRITICAL ACCOUNTING POLICIES

We believe the following areas comprise our critical accounting policies: 1) accounting for property and equipment and 2) accounting for deferred taxes.

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

Deferred tax accounting requires that we evaluate net deferred tax assets to determine if these assets will more likely than not be realized in the foreseeable future. This test requires projection of our taxable income into future years to determine if there will be income sufficient to realize the tax assets (future tax deductions and FICA tax credit carryforwards). The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws. Our net deferred tax asset at December 28, 2003 totaled $1.0 million.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 provides a model for accounting and reporting for costs associated with exit or disposal activities, whereby such costs are initially recognized and measured at fair value in the period in which they are incurred. Under SFAS 146, in many cases, costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of commitment. SFAS 146 is effective for exit or disposal activities initiated after December 29, 2002. The adoption of SFAS 146 did not impact our consolidated financial position, results of operations or cash flows for the year ended December 28, 2003.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method or the intrinsic value method of accounting for stock-based compensation. SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS 148 in fiscal year 2002. This adoption did not impact our consolidated financial position, results of operations or cash flows for the year ended December 28, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements (Interpretation 46). Interpretation 46 significantly changes previous consolidation guidance pertaining to special purpose entities (“SPEs”). Interpretation 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. These entities are defined as variable interest entities or VIEs. Most SPEs will be evaluated for consolidation under the Interpretation as VIEs. All enterprises with variable interests in VIEs created after January 31, 2003 are required to apply the provisions of the Interpretation immediately. All enterprises with variable interests in VIEs created before February 1, 2003 are required to apply the provisions of the Interpretation during the fiscal quarter ended March 31, 2004. The adoption of Interpretation 46 did not impact our consolidated financial position, results of operations or cash flows for the year ended December 28, 2003.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 28, 2003, including estimated cash payments due by period (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Related Party Debt(1)	$151	$151	$—	$—	$—
Long-Term Debt	2	2	—	—	—
Operating Leases(2)	56,704	5,154	9,862	9,044	32,644

Total	$56,857	$5,307	$9,862	$9,044	$32,644

(1)	For more detailed description of our related party debt, refer to note 4 in the accompanying Consolidated Financial Statements.
(2)	For more detailed description of our operating leases, refer to note 5 in the accompanying Consolidated Financial Statements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS

See the Index to Financial Statements attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, including our principal executive officers and principal financial officer, conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13(a)-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on their evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 28, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 28, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 28, 2003.

Equity Compensation Plan Information:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,726,000	$4.95	705,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,726,000	$4.95	705,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 28, 2003.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 28, 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Auditors.

Consolidated Balance Sheets at December 28, 2003 and December 29, 2002.

Consolidated Statements of Income for each of the three fiscal years in the period ended December 28, 2003.

Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended December 28, 2003.

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 28, 2003.

Notes to the Consolidated Financial Statements.

(2)	FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	EXHIBITS

Exhibit Number	Description

2.1	Asset Purchase Agreement by and between the Company and Roman Systems, Inc. incorporated by reference to Exhibit 2.2 of the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

2.2	Secured Promissory Note by and between the Company and Roman Systems, Inc. filed as Exhibit 2.3 of the Registration Statement.

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 1 of the Registration Statement.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Registration Statement.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

4.2	Warrant Agreement, incorporated by reference to Exhibit 4.2 of the Registration Statement

4.3	Specimen Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Registration Statement.

4.4	Form of Representative’s Warrant, incorporated by reference to Exhibit 4.4 of the Registration Statement.

10.1	Form of Employment Agreement of Jeremiah J. Hennessy, incorporated by reference to Exhibit 10.1 of the Registration Statement (superceded by new Employment Agreement referenced as Exhibit 10.10 hereto).

10.2	Form of Employment Agreement of Paul Motenko, incorporated by reference to Exhibit 10.2 of the Registration Statement (superceded by new Employment Agreement referenced as Exhibit 10.9 hereto).

10.3	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.

10.4	Chicago Pizza & Brewery, Inc. Stock Option Plan, incorporated by reference to Exhibit 10.7 of the Registration Statement.

10.5	Lease Agreement—Corporate Headquarters, Huntington Beach, California, dated November 1, 1999, between Chicago Pizza & Brewery, Inc. and Huntington Executive Park, a California Limited Partnership, for corporate offices, incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Commission on April 2, 2001, as amended by the amendment to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 as filed with the Commission on April 30, 2001 (as amended, the “2000 Annual Report”).

10.6	BJ’s Lahaina, L.P. Partnership Agreement, incorporated by reference to Exhibit 10.16 of the Registration Statement.

10.9	Employment Agreement dated January 1, 2001 between the Company and P.A. Motenko, employed as Co-Chief Executive Officer and Co-Chairman of the Board of Directors, incorporated by reference to Exhibit 10.9 of the 2000 Annual Report.

Exhibit Number	Description

10.10	Employment Agreement dated January 1, 2001 between the Company and J.J. Hennessy, employed as Co-Chief Executive Officer and Co-Chairman of the Board of Directors, incorporated by reference to Exhibit 10.10 of the 2000 Annual Report.

10.12	Stock Purchase Agreement by and between the Company, The Jacmar Companies and William H. Tilley dated February 22, 2001, incorporated by reference to Exhibit 10.12 of the 2000 Annual Report.

10.13	Facilitation Agreement between BJ Chicago LLC (“LLC”) and Chicago Pizza & Brewery, Inc. dated December 20, 2000 in furtherance of the Stock Purchase Agreement between LLC and ASSI, Inc, incorporated by reference to Exhibit 10.13 of the 2000 Annual Report.

10.14	Employment Agreement dated June 21, 1999 between the Company and Ernest T. Klinger, incorporated by reference to the Company’s Form 10-Q dated June 30, 1999, incorporated by reference to Exhibit 10.14 of the 2000 Annual Report.

10.15	Option Agreement dated December 20, 2000 between the Company and Paul A. Motenko to purchase shares of the Company’s common stock, incorporated by reference to Exhibit 10.15 of the 2000 Annual Report.

10.16	Option Agreement dated December 20, 2000 between the Company and Jeremiah J. Hennessy to purchase shares of the Company’s common stock, incorporated by reference to Exhibit 10.16 of the 2000 Annual Report.

10.17	Option Agreement dated December 20, 2000 between the Company and ASSI, Inc. to purchase shares of the Company’s common stock, incorporated by reference to Exhibit 10.17 of the 2000 Annual Report.

10.25	Employment Agreement dated March 20, 2002 between the Company and Michael A. Nahkunst, employed as Chief Operating Officer, incorporated by reference to Exhibit 10.25 of the 2002 Annual Report.

10.26	Employment Agreement dated September 17, 2002 between the Company and C. Douglas Mitchell, employed as Chief Financial Officer, incorporated by reference to Exhibit 10.26 of the 2002 Annual Report.

21	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Registration Statement.

23.1	Consent of Ernst & Young LLP, Independent Auditors

(b)

Form 8-K filed on October 16, 2003 announcing third quarter revenues and comparable restaurant sales and the execution of a lease in San Bernardino, California.

Form 8-K filed on January 12, 2004, announcing fourth quarter revenues and comparable restaurant sales.

Form 8-K filed on January 12, 2004, announcing the tentative proposal for the settlement of the meal and rest breaks class action claim.

Form 8-K filed on January 12, 2004, announcing the settlement agreement with ASSI, Inc.

Form 8-K filed on February 17, 2004 announcing sale of three Pietro’s restaurants and the purchase of a leasehold interest in an existing restaurant and brewery.

31	Section 302 Certifications of Co-Chief Executive Officers and Chief Financial Officer.

32	Section 906 Certification of Co-Chief Executive Officers and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHICAGO PIZZA & BREWERY, INC.

By:	/s/ PAUL A. MOTENKO

Paul A. Motenko, Chairman of the Board, Co-Chief Executive Officer, Vice President and Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Capacity	Date

By:	/s/ PAUL A. MOTENKO Paul A. Motenko	Chairman of the Board of Directors, Co-Chief Executive Officer, Vice President and Secretary	March 2, 2004

By:	/s/ JEREMIAH J. HENNESSY Jeremiah J. Hennessy	Director, Co-Chief Executive Officer and President	March 2, 2004

By:	/s/ C. DOUGLAS MITCHELL C. Douglas Mitchell	Chief Financial Officer	March 2, 2004

By:	/s/ JAMES A. DAL POZZO James A. Dal Pozzo	Director	March 2, 2004

By:	/s/ SHANN M. BRASSFIELD Shann M. Brassfield	Director	March 2, 2004

By:	/s/ JOHN F. GRUNDHOFER John F. Grundhofer	Director	March 2, 2004

By:	/s/ J. ROGER KING J. Roger King	Director	March 2, 2004

By:	/s/ LOUIS M. MUCCI Louis M. Mucci	Director	March 2, 2004

By:	/s/ STEVEN C. LEONARD Steven C. Leonard	Director	March 2, 2004

CHICAGO PIZZA & BREWERY, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Chicago Pizza & Brewery, Inc.

We have audited the accompanying consolidated balance sheets of Chicago Pizza & Brewery, Inc. as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Pizza & Brewery, Inc. at December 28, 2003 and December 29, 2002, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/s/    ERNST & YOUNG LLP

Irvine, California

February 19, 2004

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 28, 2003	December 29, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,899	$28,440
Investments	22,041	3,681
Accounts and other receivables	1,869	1,304
Inventories	959	780
Prepaids and other current assets	1,164	1,322
Deferred taxes	1,175	384

Total current assets	32,107	35,911

Property and equipment, net	46,306	36,177
Deferred income taxes	—	170
Goodwill	4,762	4,762
Other assets, net	530	829

Total assets	$83,705	$77,849

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,796	$4,868
Accrued expenses	8,533	4,709
Current portion of reserve for store closures	55	—
Current portion of notes payable to related parties	151	399
Current portion of long-term debt	2	9

Total current liabilities	11,537	9,985

Notes payable to related parties	—	151
Long-term debt	—	2
Deferred income taxes	143	—
Reserve for store closures	74	185
Other liabilities	900	910

Total liabilities	12,654	11,233
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 19,649 and 19,305 shares issued and outstanding as of December 28, 2003 and December 29, 2002, respectively	62,513	62,085
Capital surplus	2,109	1,695
Retained earnings	6,429	2,836

Total shareholders’ equity	71,051	66,616

Total liabilities and shareholders’ equity	$83,705	$77,849

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Years Ended
	December 28, 2003	December 29, 2002	December 31, 2001
Revenues	$102,959	$75,705	$64,683
Costs and expenses:
Cost of sales (Note 12)	27,281	19,241	17,415
Labor and benefits	36,828	28,057	23,196
Occupancy	7,889	5,970	4,963
Operating expenses	11,780	8,361	6,843
General and administrative	8,522	7,782	5,056
Depreciation and amortization	3,928	2,714	2,117
Restaurant opening expense	1,467	1,717	734
Restaurant closing recovery	(25)	(8)	(799)

Total costs and expenses	97,670	73,834	59,525

Income from operations	5,289	1,871	5,158

Other income (expense):
Interest income	397	526	95
Interest expense	(21)	(264)	(440)
Other (expense) income, net	(228)	414	168

Total other income (expense)	148	676	(177)

Income before income taxes	5,437	2,547	4,981

Income tax expense	(1,844)	(880)	(1,804)

Net income	$3,593	$1,667	$3,177

Net income per share:
Basic	$0.18	$0.10	$0.33

Diluted	$0.18	$0.09	$0.30

Weighted average number of shares outstanding:
Basic	19,422	17,273	9,515

Diluted	20,482	18,775	10,419

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Note Receivable from Officer	Total
	Shares	Amount
Balance, December 31, 2000	7,658	$16,076	$975	$(2,008)	$—	$—	$15,043
Private placement of common stock, net of direct costs	4,000	9,516	268	—	—	—	9,784
Exercise of stock options, net	108	208	—	—	—	(150)	58
Exercise of common stock warrants	2	7	—	—	—	—	7
Stock compensation	—	—	140	—	—	—	140
Net unrealized loss on interest rate swap	—	—	—	—	(114)	—	(114)
Net income	—	—	—	3,177	—	—	3,177

Comprehensive income							3,063

Balance, December 31, 2001	11,768	25,807	1,383	1,169	(114)	(150)	28,095
Exercise of stock options, net	188	556	—	—	—	—	556
Exercise of common stock warrants, net	7,349	35,722	—	—	—	—	35,722
Collection of notes receivable	—	—	—	—	—	150	150
Tax benefit from stock option exercises	—	—	312	—	—	—	312
Net unrealized gain on interest rate swap	—	—	—	—	114	—	114
Net income	—	—	—	1,667	—	—	1,667

Comprehensive income							1,781

Balance, December 29, 2002	19,305	62,085	1,695	2,836	—	—	66,616
Exercise of stock options, net	344	428	—	—	—	—	428
Tax benefit from stock option exercises	—	—	414	—	—	—	414
Net income	—	—	—	3,593	—	—	3,593

Balance, December 28, 2003	19,649	$62,513	$2,109	$6,429	$—	$—	$71,051

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Years Ended
	December 28, 2003	December 29, 2002	December 31, 2001
Cash flows from operating activities:
Net income	$3,593	$1,667	$3,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,928	2,714	2,117
Deferred income taxes	(478)	284	936
Stock compensation	—	—	140
Tax benefit from stock options exercised	414	312	—
Gain on sale of partnership interest	—	—	(119)
Minority interest in partnership	—	—	(8)
Changes in assets and liabilities:
Accounts and other receivables	(573)	(1,158)	33
Inventories	(179)	(111)	(120)
Prepaids and other current assets	158	(196)	(580)
Other assets, net	20	(205)	183
Accounts payable	(2,072)	2,383	(557)
Accrued expenses	3,824	1,034	779
Reserve for store closures	—	(8)	(799)
Other liabilities	7	(127)	(393)

Net cash provided by operating activities	8,642	6,589	4,789

Cash flows from investing activities:
Purchases of property and equipment	(14,129)	(16,098)	(5,882)
Purchases of investments	(37,781)	(3,681)	—
Proceeds from investments sold	19,421	—	—
Proceeds from sale of restaurant equipment, net of expenses	36	56	78
Proceeds from sale of partnership interest	—	—	391

Net cash used in investing activities	(32,453)	(19,723)	(5,413)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with warrants exercised	—	35,722	7
Payments on long-term debt	(9)	(3,343)	(1,341)
Proceeds from exercise of stock options	428	556	58
Payments on notes payable to related parties	(399)	(441)	(378)
Proceeds from sale of common stock	—	—	9,784
Landlord contribution for tenant improvements	250	27	368
Construction and equipment loan proceeds	—	—	28
Proceeds from note receivable from officer	—	150	—
Principal payments on capital lease obligations	—	—	(23)
Distributions to minority interest partners	—	—	(381)

Net cash provided by financing activities	270	32,671	8,122

Net (decrease) increase in cash and cash equivalents	(23,541)	19,537	7,498
Cash and cash equivalents, beginning of period	28,440	8,903	1,405

Cash and cash equivalents, end of period	$4,899	$28,440	$8,903

The accompanying notes are an integral part of these consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and Summary of Significant Accounting Policies

Operations

Chicago Pizza & Brewery, Inc. (the “Company” or “BJ’s”) was incorporated in California on October 1, 1991. The Company owns and operates 32 restaurants located in California, Oregon, Colorado, Arizona and Texas and receives fees from one licensed restaurant in Lahaina, Maui. Each of the restaurants is operated as either BJ’s Restaurant & Brewery, BJ’s Pizza & Grill, BJ’s Restaurant & Brewhouse or, located exclusively in Oregon, Pietro’s Pizza. During 2003, the Company opened four restaurants: BJ’s Restaurant & Brewhouses in Clear Lake and Addison, Texas and Cerritos and San Jose, California in January, May, July and October, respectively. The Company has entered into an agreement to sell its three Pietro’s restaurants to key employees of those restaurants (Note 14), in a transaction that will be effective March 15, 2004.

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

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. Approximately $989,000 and $613,000 were reclassified from cash to accounts receivable in 2003 and 2002, respectively, to reflect credit card receivables which cleared in approximately one to three days subsequent to year end.

Effective July 1, 2002, the Company changed its fiscal year end from December 31 to the Sunday closest to December 31. In connection with this change in fiscal year, the Company also realigned its fiscal quarters whereby the first, second and third quarters will each consist of 13 weeks (4 weeks for periods 1 and 2, and 5 weeks for period 3). The fourth quarter will typically consist of 13 weeks, except approximately every fifth year it will consist of 14 weeks. The fourth quarter of 2004 will consist of 14 weeks. The fiscal year ended December 28, 2003 contained one day more than the year ended December 29, 2002 and one day less than the year ended December 31, 2001.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments, money market funds and certificates of deposit with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair market value.

Investments

All investments are classified as held-to-maturity and are reported at amortized cost and realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	December 28, 2003	December 29, 2002
U.S. and government agency securities	$964	$472
U.S. corporate notes and bonds	21,077	3,209

Total Investments	$22,041	$3,681

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Average maturity for the Company’s total investment portfolio as of December 28, 2003 was 9 months and as of December 29, 2002 was 1 month.

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

The Company adopted SFAS 142 effective January 1, 2002. Application of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization expense in 2003 and 2002, when compared to 2001, of approximately $147,000. Pursuant to SFAS 142, the Company completed its transitional and annual test of goodwill for impairment and determined no write down of goodwill and intangibles was required. Other than the elimination of goodwill amortization, the adoption of SFAS 142 had no impact on the Company’s financial statements. If amortization expense was not recorded in 2001, to be consistent with 2003 and 2002, basic and diluted net income per share would have been $0.35 and $0.32, respectively.

Included in other assets are trademarks and covenants not to compete. Trademarks are amortized over 10 years and covenants not to compete are amortized over periods ranging from 3 to 5 years.

Long-Lived Assets

Management reviews the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that no impairment of the carrying value of the Company’s long-lived assets existed at December 28, 2003 or January 1, 2002.

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2001, the Company entered into an interest rate swap agreement with a notional amount equal to the amount outstanding on the term loan ($3.3 million at December 31, 2001) to reduce the impact of changes in interest rates on its debt. The agreement effectively fixed the interest rate on the term loan at 7.5% through February 13, 2006.

The Company recorded the fair value of the interest rate swap of approximately $114,000 as a liability at December 31, 2001. The Company recorded a net unrealized loss on the interest rate swap of approximately $114,000 as a charge to other accumulated comprehensive income (loss), included in the statement of shareholders’ equity for fiscal 2001.

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

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when products are delivered to a customer. Revenues from the sale of gift cards are deferred and recognized upon redemption. Deferred gift card revenue at December 28, 2003 was $724,000.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2003, 2002, and 2001 was approximately $701,000, $561,000, and $511,000, respectively.

Income Taxes

Deferred income taxes are recognized based on the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Restaurant Opening Expense

Restaurant payroll, supplies and other expenses incurred prior to the opening of a new restaurant are expensed as incurred.

Restaurant Closing (Recovery)

The Company accounts for restaurant closing expense by estimating the costs required to close a restaurant, including its remaining obligation under lease commitments, net of amounts estimated to be received from sub-leasing the restaurant or settling the future commitment with the landlord. All of these computations require estimates, which are subject to change with market conditions. As of December 28, 2003 and December 29, 2002, the Company had a reserve for store closures of $129,000 and $185,000, respectively, which covers the anticipated losses for two restaurant locations in Oregon. No additional restaurant closings are planned as of December 28, 2003 but, with long-term changes in real estate markets and local restaurant markets, additional units may be identified in future years for closure.

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

In the fourth quarter of 2003, the tenant at Lombard became delinquent in rent payments. The Lombard landlord sought relief under the Company’s guarantee of the lease liability. In February 2004, the landlord released the Company from any additional liability in exchange for a cash payment of approximately $55,000 which was included in the closed store reserve at December 28, 2003.

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

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	For the Years Ended
	December 28, 2003	December 29, 2002	December 31, 2001
Numerator:
Net income for basic and diluted earnings per share	$3,593	$1,667	$3,177

Denominator:
Weighted-average shares outstanding—basic	19,422	17,273	9,515
Effect of dilutive common stock options	1,060	876	904
Effect of dilutive warrants	—	626	—

Weighted-average shares outstanding—diluted	20,482	18,775	10,419

At December 28, 2003, December 29, 2002 and December 31, 2001 there were approximately 190,000, 242,000, and 8.2 million stock options and warrants outstanding, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options and warrants have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

Stock-based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). The Company measures compensation cost/purchase price of stock options issued to non-employees using the fair value techniques of SFAS 123.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method or the intrinsic value method of accounting for stock-based compensation. SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 in 2002.

The Company has adopted the disclosure-only provisions of SFAS 123, and will continue to use the intrinsic value based method of accounting prescribed by APB No. 25. Under APB No. 25, no compensation cost has been recognized for options granted with an option price equal to the grant date market value of the Company’s

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock. Had compensation cost for the Company’s options granted been determined based on the fair value of the option at the grant date for the 1996 Stock Option Plan awards in fiscal 2003, 2002, and 2001, consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have been decreased to the pro forma amounts indicated below for the last three fiscal years:

	December 28, 2003	December 29, 2002	December 31, 2001
Net income, as reported	$3,593	$1,667	$3,177
Employee compensation expense	(366)	(250)	(749)

Net income, pro forma	$3,227	$1,417	$2,428

Net income per share, as reported:
Basic	$0.18	$0.10	$0.33
Diluted	$0.18	$0.09	$0.30
Net income per share, pro forma:
Basic	$0.17	$0.08	$0.26
Diluted	$0.16	$0.08	$0.23

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Company’s stock, (b) expected volatility of the Company’s stock ranging from 43.8% to 53.3%, (c) a risk-free interest rate ranging from 2.29% to 3.07% and (d) expected option life of five years.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and investments. The Company maintains its cash accounts at various banking institutions. At times, cash and cash equivalent balances may be in excess of the FDIC insurance limit.

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 provides a model for accounting and reporting for costs associated with exit or disposal activities, whereby such costs are initially recognized and measured at fair value in the period in which they are incurred. Under SFAS 146, in many cases, costs will be recognized as liabilities in periods following a commitment to a plan, not at the date of commitment. SFAS 146 is effective for exit or disposal activities initiated after December 29, 2002. The adoption of SFAS 146 did not impact the Company’s consolidated financial position, results of operations or cash flows for the year ended December 28, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements (Interpretation 46). Interpretation 46 significantly changes previous consolidation guidance pertaining to special purpose entities (“SPEs”). Interpretation 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. These entities are defined as variable interest entities or VIEs. Most SPEs will be evaluated for consolidation under the Interpretation as VIEs. All enterprises with variable interests in VIEs created after January 31, 2003 are required to apply the provisions

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Interpretation immediately. All enterprises with variable interest in VIEs created before February 1, 2003 are required to apply the provisions of the Interpretation during the fiscal quarter ended March 31, 2004. The adoption of Interpretation 46 did not impact the Company’s consolidated financial position, results of operations or cash flows for the year ended December 28, 2003.

2.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 28, 2003	December 29, 2002
Furniture and fixtures	$3,781	$2,865
Equipment	15,914	12,531
Leasehold improvements	36,451	27,972

	56,146	43,368
Less accumulated depreciation and amortization	13,277	9,727

	42,869	33,641
Construction in progress	3,437	2,536

	$46,306	$36,177

Depreciation expense was approximately $3.9 million, $2.7 million and $1.9 million for fiscal 2003, 2002 and 2001, respectively.

3.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 28, 2003	December 29, 2002
Accrued rent	$1,151	$872
Payroll related	2,713	2,046
Meal & rest period settlement …	950	—
Workers compensation …	722	123
Deferred revenue from gift cards …	724	477
Sales taxes …	646	507
Income tax payable …	401	—
Other	1,226	684

	$8,533	$4,709

4.    Debt

Related Party Debt

Related party debt consisted of the following (in thousands):

	December 28, 2003	December 29, 2002
Note payable to Roman Systems, with a fixed imputed interest rate of 7%, due in monthly installments of $38,195, maturing April 1, 2004, collateralized by the BJ’s Laguna, La Jolla and Balboa restaurants	$151	$550
Less current portion	151	399

	$—	$151

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total imputed interest expense on related party debt for fiscal 2003, 2002 and 2001 was approximately $21,000, $55,000, and $80,000, respectively.

Long-Term Debt

In February 2001, the Company entered into an agreement with a bank for a collateralized credit facility for a maximum amount of $8 million. There was an initial funding consisting of a term loan of $4 million to replace an existing loan on terms more favorable to the Company and a revolving portion that allowed for borrowings not to exceed $4 million. The credit facility bore interest at 2.0% per annum in excess of the bank’s LIBOR rate. The rates keyed to LIBOR would be fixed for various lengths of time at the Company’s option.

On April 11, 2002, the Company terminated the credit facility and utilized approximately $3.2 million of the proceeds from the exercise of the warrants to pay off the term loan, including a $95,000 fee to terminate a related interest rate swap agreement on the term loan.

Letters of Credit

The Company has two irrevocable standby letters of credit as required under the Company’s workers compensation policy; one with available credit of $310,000 and another with available credit of $475,000, both expiring October 31, 2004. At December 28, 2003, there are no amounts outstanding under either of these letters of credit.

5.    Commitments and Contingencies

Leases

The Company leases its restaurant and office facilities under noncancelable operating leases with remaining terms ranging from approximately 1 to 20 years with renewal options ranging from 5 to 20 years. Rent expense for fiscal 2003, 2002, and 2001 was $6.1 million, $4.8 million, and $4.1 million, respectively.

The Company has certain operating leases, which contain fixed escalation clauses. Rent expense for these leases has been calculated on the straight-line basis over the term of the leases, resulting in deferred rent of approximately $693,000 and $480,000 at December 28, 2003 and December 29, 2002, respectively. The deferred rent will be amortized to rent expense over the life of the leases.

A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, above the minimum, for fiscal 2003, 2002, and 2001 were approximately $1.4 million, $1.1 million, and $990,000, respectively.

Future minimum annual rental payments under noncancelable operating leases are as follows:

2004	$5,154
2005	5,102
2006	4,760
2007	4,638
2008	4,406
Thereafter	32,644

$56,704

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following paragraphs describe certain legal actions recently settled or pending:

The ASSI Action

On April 30, 2002, the Company received a copy of a complaint filed on behalf of ASSI Inc., a Nevada Corporation (“ASSI”) in the Superior Court of Orange County, California (the “ASSI Action”). The defendants initially named in that complaint were BJ Chicago, LLC, the Jacmar Companies, James A. Dal Pozzo, and William H. Tilley (collectively, “Jacmar”). The Company was not a party to the ASSI Action. Jacmar, however, constitutes the Company’s largest shareholder group and several of its principals. On June 10, 2002, ASSI amended its complaint in the ASSI Action, by which it added two of the Company’s officers and directors, Paul A. Motenko and Jeremiah J. Hennessy.

As of December 24, 2003, the Company and its two Co-Chief Executive Officers, Paul Motenko and Jeremiah Hennessy, entered into a confidential settlement agreement with, among others, ASSI and its affiliates, resolving all disputes between the parties, including all claims made in the ASSI Action. Although the Company is a party to the settlement agreement, it is not a party to the ASSI Action. Each of the parties in the Action have submitted requests for dismissal with prejudice with respect to all claims made in the ASSI Action.

Prior to the parties entering into the settlement agreement, the Court had issued rulings that, as a matter of law, each of the claims being asserted by ASSI in the ASSI Action against Messrs. Motenko and Hennessy were without merit or barred, and that Messrs. Motenko and Hennessy were, therefore, entitled to summary judgment on all such claims.

In connection with the resolution of the ASSI Action: (i) ASSI withdrew its allegations that Messrs. Motenko and Hennessy, or any of the Jacmar parties, the Company, or any of the attorneys for the foregoing persons or entities, engaged in any illegal, improper, unethical, unprofessional, or actionable conduct; (ii) none of Messrs. Motenko or Hennessy, the Company or any of the Jacmar parties (or any person or entity acting in their behalf) made any payment to ASSI and (iii) Messrs. Motenko and Hennessy, and the Jacmar parties withdrew their allegations that ASSI engaged in actionable conduct.

Also in connection with the resolution of the ASSI Action, ASSI exercised all of the options and received net shares of 144,132, all of which were sold by ASSI under a registration statement previously filed by the Company.

The Company received a cash payment of $700,000 from ASSI in connection with the settlement of all disputes between the parties and the disposition of ASSI’s option rights. In a separate agreement between the Company and the Jacmar parties, the Company agreed to pay $450,000 of the $700,000 received from ASSI to one of the Jacmar parties in return for a release from the Jacmar parties of any claims they might have for indemnity from the Company arising as a result of the ASSI Action or other claims asserted by ASSI.

The Company’s share of the settlement proceeds of $250,000 was recorded as other income in the fourth quarter of 2003.

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Labor Related Matters

On March 10, 2003, a former employee of the Company, on behalf of himself and other employees and former employees of the Company similarly situated and working in California, filed a class action complaint in the Superior Court of California for the County of Orange against the Company. The complaint alleges that the Company violated provisions of the California Labor Code covering meal and rest beaks for employees, along with associated acts of unfair competition and seeks payment of wages for all meal and rest breaks allegedly denied to the Company’s California employees for the period from October 1, 2000 to the present. The Company reached a tentative proposal (“Proposal”) with class counsel to settle the meal and rest period class action case pending in California. The Proposal, which is subject to a definitive agreement and is not yet binding, and which will be subject to Court approval if finalized between counsel, provides that members of the plaintiff class may make claims for certain lost wages against a $950,000 settlement fund, funded by the Company. Pursuant to the Proposal, the Company’s liability to the employees would not exceed the amount of the settlement fund. If the Agreement is approved by the Court, the action will be dismissed with prejudice, after the parties obligations under the Agreement are satisfied. The Proposal was developed from mediation which was concluded in December of 2003. Accordingly, the Company recorded $950,000 in other expense during the fourth quarter of 2003 to reflect this liability at December 28, 2003.

On February 5, 2004, another former employee of the Company, on behalf of herself, and all others similarly situated, filed a class action complaint in Los Angeles County Superior Court, claiming: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) reimbursement for fraud and deceit; (5) punitive damages for fraud and deceit; and (6) disgorgement of illicit profits. It is possible that this matter will be consolidated with the class action currently pending in Orange County Superior Court. It is not certain what effect the filing of the new action will have on the approval of the Proposal by the Court.

6.    Shareholders’ Equity

Preferred Stock

The Company is authorized to issue five million shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at December 28, 2003 or December 29, 2002. The Company currently has no plans to issue shares of preferred stock.

Common Stock

Shareholders of the Company’s outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors. Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to accumulate votes in connection with the election of directors.

Capital Surplus

The Company issued Redeemable Warrants with the Company’s initial public offering on October 15, 1996. At December 31, 2001, the Company had approximately 7.9 million Redeemable Warrants outstanding. Each redeemable warrant entitled the holder thereof to purchase, previously, one share of Common Stock at a price of

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

110% of the initial public offering price per share ($5.50), subject to adjustment in accordance with the anti-dilution and other provisions referred to below. The private placements of 4.0 million shares of common stock to Jacmar in 2001 triggered the anti-dilution provision of the warrant agreement, resulting in an adjustment of the exercise price of the warrants to $4.89 per share. All of the Redeemable Warrants were exercised or expired on April 8, 2002.

During 2002, approximately 7.3 million redeemable warrants and approximately 188,000 stock options were exercised providing approximately $36.3 million in cash proceeds to the Company, net of approximately $229,000 of related costs.

The Company had approximately 180,000 representative’s warrants outstanding with an exercise price of $4.82 per share (after adjustment for anti-dilution) expiring on October 8, 2002. On October 8, 2002, an authorized officer of The Boston Group, L.P., the registered holder of the warrants, presented an exercise of all the warrants using the cashless method of exercise provided for in the warrants. Following the date of exercise of the warrants, the Company received notice that a trustee for the bankruptcy estate of the sole authorized officer of The Boston Group, L.P., had assumed all authority from the authorized officer. The Company requested that the trustee provide a court order for delivery of the share certificates representing the warrants exercised. Pursuant to a court order dated May 1, 2003, the Company issued 65,238 shares to the purchaser of the rights to the warrants in a foreclosure sale.

7.    Income Taxes

The provision for income tax consists of the following for the last three fiscal years (in thousands):

	December 28, 2003	December 29, 2002	December 31, 2001
Current:
Federal	$1,867	$419	$634
State	455	177	234

	2,322	596	868
Deferred:
Federal	(478)	271	826
State	—	13	110

	(478)	284	936

Provision for income taxes	$1,844	$880	$1,804

The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the last three fiscal years:

	December 28, 2003	December 29, 2002	December 31, 2001
Income tax at statutory rates	34.0%	34.0%	34.0%
Non-deductible expenses	0.2	0.1	0.1
State income taxes, net of federal benefit	5.5	5.7	3.9
Change in valuation allowance	—	—	6.0
Income tax credits	(7.1)	(7.0)	(5.3)
Other, net	1.3	1.8	(2.5)

	33.9%	34.6%	36.2%

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	December 28, 2003	December 29, 2002
Property and equipment	$(394)	$222
Goodwill	(920)	(764)
Accrued expense and other liabilities	1,489	394
Income tax credits	1,399	988
Other	(244)	12

	1,330	852
Valuation allowance	(298)	(298)

Net deferred income taxes	$1,032	$554

At December 28, 2003, the Company has federal income tax credit carryforwards of approximately $1.4 million, consisting primarily of the credit for FICA taxes paid on reported employee tip income. The credits will begin to expire in 2019.

The Company has deferred tax assets that are subject to periodic recoverability assessments. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Accordingly, no additional valuation allowance was recorded for fiscal 2003.

During fiscal 2001, the Company’s income before taxes increased by approximately $4.5 million over fiscal 2000 and the Company continued to invest in new restaurants which generate additional depreciation. In connection with the increase in taxable income and tax depreciation, the Company reviewed the federal income tax credit carryforwards and determined that utilization of such carryforwards may be subject to an annual limitation against taxable income in the current and future periods. This annual limitation could limit the utilization of primarily tip credit carryforwards due to the computations required under the alternative minimum tax calculation. As a result of the annual limitation, a portion of these credit carryforwards may expire before ultimately becoming available to reduce future income tax liabilities. Accordingly, in fiscal 2001, the Company provided a valuation allowance of approximately $298,000 against a portion of the credit carryforwards due to the uncertainties surrounding their realization.

8.    Supplemental Cash Flow Information

Supplemental cash flow items consisted of the following for the last three fiscal years (in thousands):

	December 28, 2003	December 29, 2002	December 31, 2001
Cash paid for:
Interest	$21	$264	$462
Taxes	$1,220	$711	$918

Supplemental information on non-cash investing and financing activities consisted of the following for the last three fiscal years (in thousands):

	December 28, 2003	December 29, 2002	December 31, 2001
Interest rate swap liability	$—	$(114)	$114
Tenant improvements receivable	$—	$—	$246
Equipment and goodwill offset against store closure reserve	$31	$18	$393

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    1996 Stock Option Plan

The Company adopted the 1996 Stock Option Plan as of August 7, 1996 which provided for the granting of options to purchase up to 600,000 shares of common stock. The Plan was amended on September 28, 1999 and June 19, 2003, increasing the total number of shares under the plan to 2.2 million. The 1996 Stock Option Plan provides for the options issued to be either incentive stock options or non-statutory stock options as defined under Section 422A of the Internal Revenue Code. The exercise price of the shares under the option shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The 1996 Stock Option Plan expires on June 19, 2013 unless terminated earlier. The options generally vest over a three to five-year period. Stock options granted pursuant to employment agreements with two of the Company’s officers provided for the grant of options to purchase up to 661,000 shares of common stock. Additionally, a stock option agreement with ASSI, Inc. provided for the grant of options to purchase up to 200,000 shares of common stock. All of the shares granted to ASSI, Inc. were exercised on December 23, 2003.

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at December 31, 2000	1,058	$2.14	735	$2.20
Granted	1,134	3.25
Exercised	(108)	1.92
Terminated	(509)	1.91

Outstanding options at December 31, 2001	1,575	3.04	1,229	2.90
Granted	445	6.87
Exercised	(188)	3.04
Terminated	(20)	4.17

Outstanding options at December 29, 2002	1,812	3.96	1,209	2.90
Granted	258	10.39
Exercised	(334)	3.73
Terminated	(10)	8.35

Outstanding options at December 28, 2003	1,726	$4.95	1,078	$3.09

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information relating to significant option groups outstanding at December 28, 2003 are as follows (shares in thousands):

Exercise Price	Outstanding Options	Weighted Average Remaining Life (Yr.)	Options Exercisable
$11.75	10	9.76	—
$11.26	150	9.56	—
$10.00	60	9.47	—
$9.20	50	8.47	19
$8.35	71	8.84	13
$8.31	10	9.37	—
$7.51	8	8.28	—
$7.50	50	8.41	10
$7.20	50	8.28	25
$6.98	25	8.34	12
$5.76	3	9.20	—
$5.54	120	8.22	—
$5.24	3	8.05	1
$5.10	50	8.08	10
$4.55	80	7.86	27
$3.87	25	7.44	25
$3.65	75	7.44	50
$3.00	47	3.66	47
$2.88	50	7.08	50
$2.75	661	7.06	661
$1.88	102	4.09	102
$1.81	3	5.56	3
$1.55	23	6.25	23

	1,726	7.50	1,078

Information related to the exercise price of options granted in comparison to the stock price on the date of the grant are as follows for the last three fiscal years:

	December 28, 2003		December 29, 2002		December 31, 2001
Exercise Price of Options Granted	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value
Exceeds stock price	$—	$—	$—	$—	$4.00	$1.08
Equals stock price	$10.39	$4.68	$6.87	$3.10	$3.09	$1.43
Less than stock price	$—	$—	$—	$—	$—	$—

During 2001, the Company repriced a stock option outstanding with an officer. The repricing of options requires variable accounting treatment which results in a future noncash charge to earnings which is directly linked to the movement of the Company’s stock price. The Company recorded approximately $140,000 in compensation expense until the option was exercised by the employee in 2001. The option exercise was funded by a note receivable, which was paid in full in 2002.

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Employee Benefit Plan

The Company maintains a voluntary, contributory 401(k) plan for all eligible employees. Employees may elect to contribute up to 15% of their earnings, up to a maximum of $12,000, to the plan each year. Employee contributions are matched by the Company at a rate of 33% for the first $6,000 of deferred income. Contributions by the Company were approximately $61,000, $61,000 and $59,000 in fiscal 2003, 2002 and 2001, respectively.

11.    Restaurant Closing Expense

During fiscal 2001, the Company closed three Oregon restaurants and identified a fourth Oregon restaurant which was unprofitable. As a result of the restaurant closures, the Company utilized approximately $393,000 of the reserve for the write-off of property, equipment and goodwill during 2001. Due primarily to more favorable lease settlements than anticipated, approximately $799,000 of the reserves were not required and were recorded as a reduction in store closure expense for the year ended December 31, 2001. At December 31, 2001, a store closure reserve of approximately $211,000 ($66,000 recorded as a current liability) remained, primarily for the estimated costs to close one restaurant and losses on unrecoverable property and equipment at the newly identified restaurant in Oregon.

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

During fiscal 2002, the store closure reserve, which at December 29, 2002 included $66,000 in current liabilities and $145,000 in long-term liabilities, was reduced by $26,000, of which $18,000 was utilized for property, equipment and lease payments in connection with the closure of the Eugene II property in Oregon. The remaining balance of $8,000 was recorded as a reduction in store closure expense primarily due to more favorable lease settlements than anticipated. At December 29, 2002 the remaining reserve was for two restaurants, one that had historically not been profitable and was not considered essential to the Company’s future plans, and the other related to the remaining lease liability for a restaurant that was sold in 2001.

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

In the fourth quarter of 2003, the tenant at Lombard became delinquent in rent payments. The Lombard landlord sought relief under the Company’s guaranty of the lease liability. In February 2004, the landlord released the Company from any additional liability in exchange for a cash payment of approximately $55,000.

During 2003, the Company’s store closure reserve was reduced by $56,000, of which $31,000 was utilized for property, equipment and lease payments in connection with the closure of the Stark and Lombard restaurants in Oregon. The remaining balance of $25,000 was recorded as a reduction in store closure expense primarily due to more favorable lease settlements than anticipated. At December 28, 2003, the balance of the Company’s reserve, which included $55,000 in current liabilities and $74,000 in long-term liabilities, was for the lease liability related to the Company’s Lombard restaurant and the remaining lease liability related to the Company’s McMinnville restaurant that was sold in 2001.

CHICAGO PIZZA & BREWERY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Related Party Transactions

As of December 28, 2003, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 41.6% of the Company’s outstanding common stock.

Jacmar, through its specialty wholesale food distributorship, is the Company’s largest supplier of food, beverage and paper products. Jacmar sells products to the Company at prices comparable to those offered by unrelated third parties. Jacmar supplied the Company with approximately $14.6 million, $11.5 million and $8.9 million of food, beverage and paper products for the 2003, 2002 and 2001 fiscal years, respectively, and the Company had trade payables related to these products of approximately $1.1 million and $1.0 million at December 28, 2003 and December 29, 2002, respectively.

13.    Selected Consolidated Quarterly Financial Data (Unaudited)

Summarized unaudited consolidated quarterly financial data for the Company is as follows (in thousands except per share data):

	March 30, 2003	June 29, 2003	September 28, 2003	December 28, 2003
Total revenues	$23,795	$25,412	$26,744	$27,008
Income from operations	$1,013	$1,444	$1,306	$1,526
Net income	$828	$1,078	$968	$719
Basic net income per share	$0.04	$0.06	$0.05	$0.04
Diluted net income per share	$0.04	$0.05	$0.05	$0.03

	March 31, 2002	June 30, 2002	September 29, 2002	December 29, 2002
Total revenues	$17,369	$18,298	$19,046	$20,992
Income (loss) from operations	$1,123	$1,257	$347	$(856)
Net income (loss)	$736	$910	$414	$(393)
Basic net income (loss) per share	$0.06	$0.05	$0.02	$(0.02)
Diluted net income (loss) per share	$0.06	$0.05	$0.02	$(0.02)

14.    Subsequent Events

In February 2004, the Company executed an agreement to sell its three Pietro’s restaurants effective March 15, 2004. The buyers, formerly key employees of the Company, purchased the restaurant assets and related trademarks for the Pietro’s brand. The $2.2 million sales price includes cash proceeds of $1.2 million and two notes receivable from the buyers totaling $950,000, with terms of five and ten years. The ten-year note is in the amount of $700,000, bears interest at prime plus one percent with a minimum interest rate of 5% and a maximum interest rate of 7% and requires fixed monthly payments of principal and interest over the ten year term. The five-year note is in the amount of $250,000, bears interest at prime plus one percent and requires fixed monthly payments of principal and interest over the five year term. The sale will yield a gain before taxes of $1.7 million in the first quarter of 2004.

Sales and pre-tax income for the three Pietro’s restaurants were $3.0 million and $590,000 in 2003, respectively. The net book value of the assets sold as of December 28, 2003 was $342,000.