Form 10-Q
period 2004-03-28
CHICAGO PIZZA & BREWERY INC
filed 2004-05-05
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended March 28, 2004

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

As of April 19, 2004, there were 19,679,286 shares of Common Stock of the Registrant outstanding.

CHICAGO PIZZA & BREWERY, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 28, 2004	December 28, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,790	$4,899
Investments	24,130	22,041
Accounts and other receivables	1,990	1,869
Inventories	852	959
Prepaids and other current assets	723	1,164
Deferred taxes	909	1,175

Total current assets	31,394	32,107

Property and equipment, net	48,691	46,306
Goodwill	4,673	4,762
Notes receivable	950	—
Other assets, net	472	530

Total assets	$86,180	$83,705

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,728	$2,796
Accrued expenses	8,507	8,533
Current portion of reserve for store closures	—	55
Current portion of notes payable to related parties	38	151
Current portion of long-term debt	—	2

Total current liabilities	11,273	11,537

Deferred income taxes	363	143
Reserve for store closures	72	74
Other liabilities	842	900

Total liabilities	12,550	12,654

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 19,679 and 19,649 shares issued and outstanding as of March 28, 2004 and December 28, 2003, respectively	62,662	62,513
Capital surplus	2,163	2,109
Retained earnings	8,805	6,429

Total shareholders’ equity	73,630	71,051

Total liabilities and shareholders’ equity	$86,180	$83,705

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Revenues	$28,977	$23,795
Costs and expenses:
Cost of sales ($3.8 million and $3.3 million related party)	7,409	6,290
Labor and benefits	10,576	8,644
Occupancy	2,230	1,759
Operating expenses	3,093	2,660
General and administrative	2,520	2,104
Depreciation and amortization	1,158	913
Restaurant opening expense	239	412
Gain from sale of Pietro’s restaurants	(1,658)	—

Total costs and expenses	25,567	22,782

Income from operations	3,410	1,013

Other income (expense):
Interest income	105	105
Interest expense	(2)	(8)
Other income, net	85	162

Total other income	188	259

Income before income taxes	3,598	1,272

Income tax expense	1,222	444

Net income	$2,376	$828

Net income per share:
Basic	$0.12	$0.04

Diluted	$0.12	$0.04

Weighted average number of shares outstanding:
Basic	19,425	19,375

Diluted	20,518	20,145

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Total
	Shares	Amount
Balance, December 28, 2003	19,649	$62,513	$2,109	$6,429	$71,051
Exercise of stock options, net	30	149	—	—	149
Tax benefit from stock option exercises	—	—	54	—	54
Net income	—	—	—	2,376	2,376

Balance, March 28, 2004	19,679	$62,662	$2,163	$8,805	$73,630

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net income	$2,376	$828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,158	913
Deferred income taxes	486	53
Tax benefit from stock options exercised	54	39
Gain on sale of Pietro’s restaurants	(1,658)	—
Changes in assets and liabilities:
Accounts and other receivables	(130)	(33)
Inventories	107	(20)
Prepaids and other current assets	442	225
Other assets, net	10	3
Accounts payable	(68)	(1,968)
Accrued expenses	(141)	72
Reserve for store closures	(57)	(8)
Other liabilities	(11)	(74)

Net cash provided by operating activities	2,568	30

Cash flows from investing activities:
Purchases of property and equipment	(3,872)	(3,320)
Purchases of investments	(5,439)	(14,072)
Proceeds from investments sold	3,350	8,234
Proceeds from sale of Pietro’s restaurants	1,250	—
Proceeds from sale of restaurant equipment, net of expenses	—	36

Net cash used in investing activities	(4,711)	(9,122)

Cash flows from financing activities:
Payments on long-term debt	(2)	(3)
Proceeds from exercise of stock options	149	43
Payments on notes payable to related parties	(113)	(107)

Net cash provided by (used in) financing activities	34	(67)

Net decrease in cash and cash equivalents	(2,109)	(9,159)

Cash and cash equivalents, beginning of period	4,899	29,053

Cash and cash equivalents, end of period	$2,790	$19,894

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Chicago Pizza & Brewery, Inc. and its wholly owned subsidiaries. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

The accompanying consolidated financial statements have not been audited by our independent auditors. The financial statements include all adjustments (consisting of normal recurring accruals), which are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for our full year.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with accounting principles generally accepted in the United States have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 28, 2003. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Form 10-K. The accompanying consolidated balance sheet as of December 28, 2003 has been derived from our audited financial statements.

Effective July 1, 2002, we changed our fiscal year end from December 31 to the Sunday closest to December 31 in each year. In connection with this change in fiscal year, we also realigned our fiscal quarters whereby the first, second and third quarters will each consist of 13 weeks. The fourth quarter will typically consist of 13 weeks, except approximately every fifth year it will consist of 14 weeks. The fourth quarter of 2004 will consist of 14 weeks.

INVESTMENTS

All investments are classified as held-to maturity and are reported at amortized cost and realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	March 28, 2004	December 28, 2003
U.S. and government agency securities	$213	$964
International and government agency securities	739	—
U.S. corporate notes and bonds	23,178	21,077

Total Investments	$24,130	$22,041

Average maturity for the Company’s total investment portfolio was 9 months as of March 28, 2004 and December 28, 2003.

NET INCOME PER SHARE

Net income per share is computed in accordance with Financial Accounting Standards Board (FASB) No. 128, Earnings Per Share. Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period, which includes options outstanding under our stock option plan.

RELATED PARTY

As of March 28, 2004, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 41.5% of our outstanding common stock.

Jacmar, through its specialty wholesale food distributorship, is our largest supplier of food, beverage and paper products. Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $3.8 million and $3.3 million of food, beverage and paper products for the thirteen weeks ended March 28, 2004 and March 30, 2003, respectively, and we had accounts payable related to these products of approximately $1.1 million and $1.1 million at March 28, 2004 and March 30, 2003, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements (Interpretation 46). Interpretation 46 significantly changes previous consolidation guidance pertaining to special purpose entities (“SPEs”). Interpretation 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. These entities are defined as variable interest entities or VIEs. Most SPEs will be evaluated for consolidation under the Interpretation as VIEs. All enterprises with variable interests in VIEs created after January 31, 2003 are required to apply the provisions of the Interpretation immediately. All enterprises with variable interest in VIEs created before February 1, 2003 are required to apply the provisions of the Interpretation during the fiscal quarter ended March 31, 2004. The adoption of Interpretation 46 did not impact our consolidated financial position, results of operations or cash flows for the thirteen weeks ended March 28, 2004.

RESTAURANT CLOSURES

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

In the fourth quarter of 2003, the tenant at Lombard became delinquent in rent payments. The Lombard landlord sought relief under our guarantee of the lease liability. In February 2004, the landlord released us from any additional liability in exchange for a cash payment of $55,000.

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

In the thirteen weeks ended March 28, 2004, our store closure reserve was reduced by $57,000, of which $55,000 was utilized for the cash payment to our Lombard landlord.

STOCK BASED COMPENSATION

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations in accounting for our employee stock options. Under APB No. 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recorded. We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). We measure compensation cost/purchase price of stock options issued to non-employees using the fair value techniques of SFAS 123.

We have adopted the disclosure-only provisions of SFAS 123, and will continue to use the intrinsic value based method of accounting prescribed by APB No. 25. Under APB No. 25, no compensation cost has been recognized for options granted with an option price equal to the grant date market value of our common stock. Had compensation cost for our options granted been determined based on the fair value of the option at the grant date for the 1996 Stock Option Plan, consistent with the provisions of SFAS 123, our net income and net income per share would have been decreased to the pro forma amounts indicated below:

	For the Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Net income, as reported	$2,376	$828
Employee compensation expense	(115)	(82)

Net income, pro forma	$2,261	$746

Net income per share, as reported:
Basic	$0.12	$0.04
Diluted	$0.12	$0.04
Net income per share, pro forma:
Basic	$0.12	$0.04
Diluted	$0.11	$0.04

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on our stock, (b) expected volatility of our stock ranging from 41.1% to 42.8%, (c) a risk-free interest rate ranging from 2.97% to 3.39% and (d) expected option life of five years.

DIVIDEND POLICY

We have not paid any dividends since our inception and we have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings for expansion of our operations, remodeling of existing restaurants and other general corporate purposes and to not pay any cash dividends in the foreseeable future. Should we decide to pay dividends in the future, such payments would be at the discretion of the Board of Directors.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in our annual report as reported on Form 10-K as of December 28, 2003 and for the year then ended including, without limitation: (i) our ability to manage growth and conversions, (ii) construction delays, (iii) marketing and other limitations as a result of our historic concentration in Southern California, (iv) restaurant and brewery industry competition, (v) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (vi) consumer trends, (vii) potential uninsured losses and liabilities, (viii) fluctuating commodity costs including food and energy, (ix) trademark and servicemark risks, (x) government regulations, (xi) licensing costs, and (xii) other general economic and regulatory conditions and requirements.

GENERAL

We own and operate 30 restaurants located in California, Oregon, Colorado, Arizona and Texas and receive fees from one licensed restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery, a BJ’s Pizza & Grill or a BJ’s Restaurant & Brewhouse. Our menu features our award-winning, signature deep-dish pizza, our own handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. We have nine BJ’s Restaurant & Brewery restaurants that feature in-house brewing facilities where our handcrafted beers are produced.

We recently sold three Pietro’s Pizza restaurants which served primarily Pietro’s thin-crust pizza in a very casual, counter-service environment. As further described elsewhere herein, effective March 15, 2004, we sold these three Pietro’s restaurants to employees of those restaurants.

In calculating our comparable restaurant sales, we include a restaurant in the comparable base once it has been opened for eighteen periods.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 28, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended
	March 28, 2004	March 30, 2003
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	25.6	26.4
Labor and benefits	36.5	36.3
Occupancy	7.7	7.4
Operating expenses	10.7	11.2
General and administrative	8.7	8.8
Depreciation and amortization	4.0	3.9
Gain from sale of Pietro’s restaurants	(5.7)	—
Restaurant opening expense	0.8	1.7

Total cost and expenses	88.3	95.7

Income from operations	11.7	4.3

Other income (expense):
Interest income	0.4	0.4
Interest expense	—	—
Other income, net	0.3	0.7

Total other income	0.7	1.1

Income before income taxes	12.4	5.4

Income tax expense	4.2	1.9

Net income	8.2%	3.5%

Thirteen Weeks Ended March 28, 2004 Compared to Thirteen Weeks Ended March 30, 2003.

Revenues. Total revenues for the thirteen weeks ended March 28, 2004 increased to $29.0 million from $23.8 million during the comparable thirteen-week period of 2003, an increase of $5.2 million or 21.8%. The increase is primarily the result of:

•	The opening of the following new locations provided additional revenues of $4.5 million in 2004 when compared with 2003:

Location	Concept	Opening Date
Addison, Texas	Restaurant & Brewhouse	May 2003
Cerritos, California	Restaurant & Brewhouse	July 2003
San Jose, California	Restaurant & Brewhouse	October 2003
Willowbrook, Texas	Restaurant & Brewhouse	January 2004

•	An increase in our same restaurants sales for the comparable thirteen-week period of $1.3 million or 7.7%. This increase is primarily due to an increase in customer counts, a menu price increase of approximately 1.5% effective during May 2003, and an additional increase of approximately 2% effective during November 2003.

•	The above-mentioned increases were partially offset by $174,000 of sales related to the closure of our BJ’s Portland, Oregon restaurant (Stark Street) on June 15, 2003 and approximately $123,000 of sales related to the sale of our 3 Pietro’s restaurants on March 15, 2004.

Cost of Sales. Cost of food, beverages and paper (cost of sales) for our restaurants increased to $7.4 million during the thirteen weeks ended March 28, 2004 from $6.3 million during the comparable thirteen week period of 2003, an increase of $1.1 million or 17.5%. As a percentage of sales, cost of sales decreased to 25.6% for the current thirteen-week period from 26.4% for the comparable prior-year thirteen-week period. This decrease is a result of increased menu prices and our continuous monitoring of costs, especially in our Texas market where we have reduced our purchase prices through improved vendor pricing. We continue to work with our vendors to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions.

Labor and Benefits. Labor and benefit costs for our restaurants increased to $10.6 million during the thirteen weeks ended March 28, 2004 from $8.6 million during the comparable thirteen week period of 2003, an increase of $2.0 million or 23.3%. As a percentage of sales, labor and benefit costs increased to 36.5% for the current thirteen-week period from 36.3% for the comparable prior-year thirteen-week period. This increase is primarily the result of revising our restaurants incentive compensation package.

Occupancy. Occupancy costs increased to $2.2 million during the thirteen weeks ended March 28, 2004 from $1.8 million during the comparable thirteen-week period of 2003, an increase of $400,000 or 22.2%. The increase reflects the four additional restaurants we opened in May, July and October 2003 and January 2004, partially offset by the closure of our BJ’s Portland, Oregon restaurant (Stark Street) in June 2003 and the sale of our 3 Pietro’s restaurants on March 15, 2004. As a percentage of revenues, occupancy costs increased to 7.7% for the current thirteen-week period from 7.4% for the comparable prior-year thirteen-week period. This increase is primarily due to increased revenues resulting in increased percentage rent liability.

Operating Expenses. Operating expenses increased to $3.1 million during the thirteen weeks ended March 28, 2004 from $2.7 million during the comparable thirteen-week period of 2003, an increase of $400,000 or 14.8%. As a percentage of sales, operating expenses decreased to 10.7% for the current thirteen-week period from 11.2% for the comparable prior-year thirteen-week period. This decrease is a result of increased menu prices and increased same store sales of 7.7%.

General and Administrative Expenses. General and administrative expenses increased to $2.5 million during the thirteen weeks ended March 28, 2004 from $2.1 million during the comparable thirteen-week period of 2003, an increase of $400,000 or 19.0%. As a percentage of revenues, general and administrative expenses decreased to 8.7% for the current thirteen-week period from 8.8% for the comparable prior-year thirteen-week period. As a percentage of sales general and administrative expenses have remained stable, however there has been a total dollar increase due to additional costs related to the hiring of 5 new executives in the last year.

Depreciation and Amortization. Depreciation and amortization increased to $1.2 million during the thirteen weeks ended March 28, 2004 from $913,000 during the comparable thirteen-week period of 2003, an increase of $287,000 or 31.4%. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment totaling $3.3 million and $11.7 million for the restaurant opened in 2004 and for the four restaurants opened in 2003, respectively, coupled with two restaurants opened over the last year that had ground leases resulting in higher leasehold improvement costs.

Gain from Sale of Pietro’s Restaurants. In February 2004, we executed an agreement to sell our three Pietro’s restaurants effective on March 15, 2004 resulting in a $1.7 million gain. The buyers, formerly employees, purchased the restaurant assets and related trademarks for the Pietro’s brand. The $2.2 million sales price includes cash proceeds of $1.3 million and two notes receivable from the buyers totaling $950,000, with terms of five and ten years. The ten-year note is in the amount of $700,000, bears interest at prime plus one percent with a minimum interest rate of 5% and a maximum interest rate of 7% and requires fixed monthly payments of principal and interest over the ten-year term. The five-year note is in the amount of $250,000, bears interest at prime plus one percent and requires fixed monthly payments of principal and interest over the five-year term.

For our three Pietro’s restaurants, sales were $644,000 and $767,000 and pre-tax income was $111,000 and $154,000 for the thirteen periods ended March 28, 2004 and March 30, 2003, respectively. The net book value of the assets sold as of March 28, 2004 was $330,000.

Restaurant Opening Expense. Restaurant opening expenses decreased to $239,000 during the thirteen weeks ended March 28, 2004 from $412,000 during the comparable thirteen-week period of 2003, a decrease of $173,000. The decrease is primarily due to management directed programs to enhance expense control and reduce new employee hiring costs. Additionally, fiscal year 2003 included $177,000 of costs related to our Willowbrook, Texas restaurant which opened in January 2004; however fiscal year 2002 included $112,000 of costs related to our Clear Lake, Texas restaurant which opened in January 2003. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process.

Interest Income (Expense), Net. Interest income (expense), net increased to $103,000 during the thirteen weeks ended March 28, 2004 from $97,000 during the comparable thirteen-week period of 2003, an increase of $6,000. Interest income (expense) net has remained relatively stable.

Other Income, Net. Other income, net decreased to $85,000 during the thirteen weeks ended March 28, 2004 from $162,000 in the comparable thirteen-week period of 2003, a decrease of $77,000. The decrease was primarily due to decreased license fee income from our interest in BJ’s Lahaina, Maui, Hawaii restaurant and the sale of our Pietro’s restaurant which generated gaming income.

Income Tax Expense. Income tax expense increased to $1.2 million during the thirteen weeks ended March 28, 2004 from $444,000 during the comparable thirteen-week period of 2003, an increase of $756,000. The increase was primarily due to increased income before taxes of $2.3 million. Our effective income tax rate for the thirteen weeks ended March 28, 2004 was 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our overall operating activities, as detailed in the unaudited Consolidated Statements of Cash Flows, provided $2.6 million of net cash during the thirteen week period ended March 28, 2004, a $2.5 million increase from the $30,000 generated during the comparable thirteen weeks of 2003. The increase in cash from operating activities for the thirteen weeks ended March 28, 2004 in comparison to the thirteen weeks ended March 30, 2003 is primarily due to the timing of payments to vendors included in accounts payable.

Total capital expenditures for the acquisition of our restaurant and brewery equipment and leasehold improvements to construct new restaurants were $3.1 million for the thirteen weeks ended March 28, 2004. These expenditures were primarily related to the development of our new restaurant in Willowbrook, Texas which opened in January 2004 and the construction of our Summerlin, Nevada, Laguna Hills, Rancho Cucamonga, San Bernardino, Folsom, Fresno and Roseville, California locations. In addition, for the thirteen weeks ended March 28, 2004, total capital expenditures related to the maintenance of existing and mature stores were $785,000.

We have signed leases for, and plan to open, restaurants in Laguna Hills, California and Summerlin, Nevada in the second quarter of 2004, and Rancho Cucamonga, San Bernardino, Fresno, and Roseville, California in the second half of 2004. Additionally, we have signed a lease for, and plan to open, a restaurant in Folsom, California and North Dallas, Texas in the winter of 2004 / 2005.

In recent years, we have funded our capital requirements primarily through cash flow from operations and the exercise of redeemable warrants during 2002. Our capital requirements related to opening additional restaurants will continue to be significant. We anticipate total capital expenditures between $17 million and $18 million in 2004 with the majority of expenditures associated with the seven new store openings previously stated. Other capital expenditures are expected to be consistent with prior year trends and will be primarily directed toward maintenance capital associated with existing and mature stores. We expect to fund all capital requirements using operating cash flow and our cash on hand and investments. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash flow and our cash and investments balances together with anticipated cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional financing sooner than anticipated. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing, as needed, could have a material adverse effect on our business and results of operations.

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

CRITICAL ACCOUNTING POLICIES

We believe the following areas comprise our critical accounting policies: 1) accounting for property and equipment, 2) accounting for self insurance liability and 3) accounting for income taxes.

Property and Equipment

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

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of March 28, 2004, no impairment indicators have been identified.

Self Insurance Liability

We are self-insured for our employee workers’ compensation program. We maintain coverage with a third party insurer to limit the total exposure for this program. The accrued liability associated with this program is based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is not discounted and is based on information provided by our insurance broker and insurer, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Income Taxes

Deferred tax accounting requires that we evaluate net deferred tax assets to determine if these assets will more likely than not be realized in the foreseeable future. This test requires projection of our taxable income into future years to determine if there will be income sufficient to realize the tax assets (future tax deductions and FICA tax credit carryforwards). The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws. Our net deferred tax asset at March 28, 2004 totaled $546,000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the first quarter of 2004, the average interest rate earned on cash and cash equivalents and investments was approximately 1.6%.

We purchase food and other commodities for use in our operations, based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have the ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

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

The following paragraphs describe certain legal actions recently settled or pending:

The ASSI Action

In connection with the resolution of the ASSI Action disclosed in our Form 10-K, ASSI exercised all of its options and received net shares of 144,132, all of which were sold by ASSI under a registration statement previously filed by us.

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

Labor Related Matters

On March 10, 2003, a former employee of ours, on behalf of himself and other employees and former employees of ours similarly situated and working in California, filed a class action complaint in the Superior Court of California for the County of Orange against us. The complaint alleges that we violated provisions of the California Labor Code covering meal and rest beaks for employees, along with associated acts of unfair competition and seeks payment of wages for all meal and rest breaks allegedly denied to our California employees for the period from October 1, 2000 to the present. We reached a tentative proposal (“Proposal”) with class counsel to settle the meal and rest break class action case pending in California. The Proposal, which is subject to a definitive agreement and is not yet binding, and which will be subject to Court approval if finalized between counsel, provides that members of the plaintiff class may make claims for certain lost wages against an approximately $950,000 settlement fund, funded by us. Pursuant to the Proposal, our liability to the employees would not exceed the amount of the settlement fund. If the Court approves the Agreement, the action will be dismissed with prejudice, after the parties’ obligations under the Agreement are satisfied. The Proposal was developed from mediation, which was concluded in December of 2003. Accordingly, we recorded $950,000 in other expense during the fourth quarter of 2003 to reflect this liability at December 28, 2003. As of the date of this Report, we and the plaintiff have made some modifications to the Proposal, the terms of which will not materially change our obligation under the Proposal, and a pre-approval hearing for the proposed settlement has been scheduled for May 2004.

On February 5, 2004, another former employee of ours, on behalf of herself, and all others similarly situated, filed a class action complaint in Los Angeles County Superior Court, claiming: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) reimbursement for fraud and deceit; (5) punitive damages for fraud and deceit; and (6) disgorgement of illicit profits. It is possible that this matter will be consolidated with the class action currently pending in Orange County Superior Court. It is not certain what effect the filing of the new action will have on the approval of the Proposal by the Court. As of the date of this Report, the plaintiff in the action has filed an amended complaint, but no other action has been taken.

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

The Company filed a Report on Form 8-K dated as of March 15, 2004 announcing that Louis M. Mucci has accepted the position of Chief Financial Officer.

The Company filed a Report on Form 8-K dated as of April 12, 2004 announcing first quarter 2004 revenues and comparable restaurant sales.

The Company filed a Report on Form 8-K dated as of April 27, 2004 announcing its financial results for the thirteen weeks ended March 28, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO PIZZA & BREWERY, INC. (Registrant)

May 3, 2004	By:	/s/ PAUL A. MOTENKO
Paul A. Motenko Chairman of the Board of Directors, Co-Chief Executive Officer, Vice President and Secretary

	By:	/s/ JEREMIAH J. HENNESSY
Jeremiah J. Hennessy Director, Co-Chief Executive Officer and President

	By:	/s/ LOUIS M. MUCCI
Louis M. Mucci Chief Financial Officer and Director