Form 10-Q
period 2004-06-27
CHICAGO PIZZA & BREWERY INC
filed 2004-07-30
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended June 27, 2004

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

As of July 19, 2004, there were 19,737,286 shares of Common Stock of the Registrant outstanding.

CHICAGO PIZZA & BREWERY, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CHICAGO PIZZA & BREWERY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 27, 2004 (Unaudited)	December 28, 2003
Assets
Current assets:
Cash and cash equivalents	$2,984	$4,899
Investments	21,125	22,041
Accounts and other receivables	1,987	1,869
Inventories	1,066	959
Prepaids and other current assets	456	1,164
Deferred taxes	933	1,175

Total current assets	28,551	32,107

Property and equipment, net	53,691	46,306
Goodwill	4,673	4,762
Notes receivable	950	–
Other assets, net	464	530

Total assets	$88,329	$83,705

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,974	$2,798
Accrued expenses	8,401	8,533
Current portion of reserve for store closures	—	55
Current portion of notes payable to related parties	—	151

Total current liabilities	11,375	11,537

Deferred income taxes	423	143
Reserve for store closures	72	74
Other liabilities	898	900

Total liabilities	12,768	12,654

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 19,737 and 19,649 shares issued and outstanding as of June 27, 2004 and December 28, 2003, respectively	62,914	62,513
Capital surplus	2,439	2,109
Retained earnings	10,208	6,429

Total shareholders’ equity	75,561	71,051

Total liabilities and shareholders’ equity	$88,329	$83,705

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenues	$29,315	$25,412	$58,292	$49,207
Costs and expenses:
Cost of sales (see related party note)	7,624	6,732	15,033	13,022
Labor and benefits	10,185	8,982	20,761	17,626
Occupancy	2,226	1,856	4,456	3,615
Operating expenses	3,179	2,895	6,272	5,555
General and administrative	2,213	2,248	4,733	4,352
Depreciation and amortization	1,183	964	2,341	1,877
Restaurant opening expense	770	291	1,009	703
Gain from sale of Pietro’s restaurants	—	—	(1,658)	—

Total costs and expenses	27,380	23,968	52,947	46,750

Income from operations	1,935	1,444	5,345	2,457

Other income:
Interest income, net	121	96	224	193
Other income, net	29	120	114	282

Total other income	150	216	338	475

Income before income taxes	2,085	1,660	5,683	2,932

Income tax expense	682	582	1,904	1,026

Net income	$1,403	$1,078	$3,779	$1,906

Net income per share:
Basic	$0.07	$0.06	$0.19	$0.10

Diluted	$0.07	$0.05	$0.18	$0.09

Weighted average number of shares outstanding:
Basic	19,452	19,379	19,452	19,387

Diluted	20,535	20,337	20,545	20,259

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Total
	Shares	Amount
Balance, December 28, 2003	19,649	$62,513	$2,109	$6,429	$71,051
Exercise of stock options, net	88	401	—	—	401
Tax benefit from stock option exercises	—	—	330	—	330
Net income	—	—	—	3,779	3,779

Balance, June 27, 2004	19,737	$62,914	$2,439	$10,208	$75,561

See accompanying notes to unaudited consolidated financial statements.

CHICAGO PIZZA & BREWERY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net income	$3,779	$1,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,341	1,877
Deferred income taxes	522	139
Tax benefit from stock options exercised	330	53
Gain on sale of Pietro’s restaurants	(1,658)	—
Changes in assets and liabilities:
Accounts and other receivables	(125)	(170)
Inventories	(107)	(64)
Prepaids and other current assets	708	977
Other assets, net	15	2
Accounts payable	176	(2,316)
Accrued expenses	(247)	1,122
Reserve for store closures	(57)	—
Other liabilities	45	174

Net cash provided by operating activities	5,722	3,700

Cash flows from investing activities:
Purchases of property and equipment	(10,053)	(6,860)
Purchases of investments	(7,121)	(23,964)
Proceeds from investments sold	8,037	2,715
Proceeds from sale of Pietro’s restaurants	1,250	—
Proceeds from sale of restaurant equipment, net of expenses	—	36

Net cash used in investing activities	(7,887)	(28,073)

Cash flows from financing activities:
Proceeds from exercise of stock options	401	71
Payments on notes payable to related parties	(151)	(179)

Net cash provided by (used in) financing activities	250	(108)

Net decrease in cash and cash equivalents	(1,915)	(24,481)

Cash and cash equivalents, beginning of period	4,899	29,053

Cash and cash equivalents, end of period	$2,984	$4,572

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

As approved by our Board of Directors and our shareholders, we have notified NASDAQ and filed with the California State Corporation Commissioner our name change to BJ’s Restaurants, Inc. We are awaiting approval to formally change our name which we anticipate should occur during our third quarter.

INVESTMENTS

All investments are classified as held-to-maturity and are reported at amortized cost and realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	June 27, 2004	December 28, 2003
U.S. and government agency securities	$210	$964
International and government agency securities	731	—
U.S. corporate notes and bonds	20,184	21,077

Total Investments	$21,125	$22,041

Average maturity for the Company’s total investment portfolio was 7 months and 9 months as of June 27, 2004 and December 28, 2003, respectively.

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

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Numerator:
Net income for basic and diluted earnings per share	$1,403	$1,078	$3,779	$1,906

Denominator:
Weighted-average shares outstanding - basic	19,452	19,379	19,452	19,387
Effect of dilutive common stock options	1,083	958	1,093	872

Weighted-average shares outstanding - diluted	20,535	20,337	20,545	20,259

RELATED PARTY

As of June 27, 2004, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 41.4% of our outstanding common stock.

Jacmar, through its specialty wholesale food distributorship, is our largest supplier of food, beverage and paper products. Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $8.1 million and $6.9 million of food, beverage and paper products for the twenty-six weeks ended June 27, 2004 and June 29, 2003, respectively, and we had accounts payable related to these products of approximately $1.4 million and $1.1 million at June 27, 2004 and June 29, 2003, respectively.

RESTAURANT CLOSURES

On June 15, 2003, we closed our BJ’s restaurant on Stark Street in Portland, Oregon. The net book value of the restaurant’s assets was included in the reserve for store closures; therefore, no loss was recorded in 2003 as a result of the closing.

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

In the fourth quarter of 2003, the tenant at Lombard became delinquent in rent payments. The Lombard landlord sought relief under our guarantee of the lease liability. In February 2004, the landlord released us from any additional liability in exchange for a cash payment of $55,000. During the twenty-six weeks ended June 27, 2004, our store closure reserve was reduced by $57,000, of which $55,000 was utilized for the cash payment to our Lombard landlord.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income, as reported	$1,403	$1,078	$3,779	$1,906
Employee compensation expense	(110)	(77)	(225)	(159)

Net income, pro forma	$1,293	$1,001	$3,554	$1,747

Net income per share, as reported:
Basic	$0.07	$0.06	$0.19	$0.10
Diluted	$0.07	$0.05	$0.18	$0.09
Net income per share, pro forma:
Basic	$0.07	$0.05	$0.18	$0.09
Diluted	$0.06	$0.05	$0.17	$0.09

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on our stock, (b) expected volatility of our stock ranging from 40.2% to 42.8%, (c) a risk-free interest rate ranging from 2.97% to 3.95% and (d) expected option life of five years.

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

GENERAL

We own and operate 31 restaurants located in California, Oregon, Colorado, Arizona, Texas and Nevada and receive fees from one licensed restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery, a BJ’s Pizza & Grill or a BJ’s Restaurant & Brewhouse. Our menu features our award-winning, signature deep-dish pizza, our own handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. We have ten BJ’s Restaurant & Brewery restaurants that feature in-house brewing facilities where our handcrafted beers are produced.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks and twenty-six weeks ended June 27, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.0	26.5	25.8	26.5
Labor and benefits	34.7	35.3	35.6	35.8
Occupancy	7.6	7.3	7.6	7.3
Operating expenses	10.8	11.4	10.8	11.3
General and administrative	7.5	8.8	8.1	8.8
Depreciation and amortization	4.0	3.8	4.0	3.8
Restaurant opening expense	2.6	1.1	1.7	1.4
Gain from sale of Pietro’s restaurants	—	—	(2.8)	—

Total costs and expenses	93.2	94.2	90.8	94.9

Income from operations	6.8	5.8	9.2	5.1

Other income:
Interest income, net	0.4	0.4	0.4	0.4
Other income, net	0.1	0.5	0.2	0.6

Total other income	0.5	0.9	0.6	1.0

Income before income taxes	7.3	6.7	9.8	6.1

Income tax expense	2.3	2.3	3.3	2.1

Net income	5.0%	4.4%	6.5%	4.0%

Thirteen Weeks Ended June 27, 2004 Compared to Thirteen Weeks Ended June 29, 2003.

Revenues. Total revenues for the thirteen weeks ended June 27, 2004 increased to $29.3 million from $25.4 million during the comparable thirteen-week period of 2003, an increase of $3.9 million or 15.4%. The increase is primarily the result of:

•	The opening of the following new locations provided additional revenues of $4.0 million in 2004 when compared with 2003:

Location	Concept	Opening Date
Cerritos, California	Restaurant & Brewhouse	July 2003
San Jose, California	Restaurant & Brewhouse	October 2003
Willowbrook, Texas	Restaurant & Brewhouse	January 2004
Laguna Hills, California	Restaurant & Brewery	June 2004

•	An increase in our same restaurants’ sales for the comparable thirteen-week period of $948,000 or 4.4%. This increase is primarily due to an increase in customer counts, a menu price increase of approximately 1.5% effective during May 2003, and an additional increase of approximately 2% effective during November 2003.

•	The above-mentioned increases were partially offset by $133,000 of sales related to the closure of our BJ’s Portland, Oregon restaurant (Stark Street) on June 15, 2003 and approximately $753,000 of sales related to the sale of our three Pietro’s restaurants on March 15, 2004.

Cost of Sales. Cost of food, beverages and paper for our restaurants increased to $7.6 million during the thirteen weeks ended June 27, 2004 from $6.7 million during the comparable thirteen week period of 2003, an increase of $900,000 or 13.4%. As a percentage of sales, cost of sales decreased to 26.0% for the current thirteen-week period from 26.5% for the comparable prior-year thirteen-week period. This decrease is a result of increased menu prices and our continuous monitoring of costs, especially in our Texas market where we have reduced our purchase prices through improved vendor pricing. We continue to work with our vendors to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions.

Labor and Benefits. Labor and benefit costs for our restaurants increased to $10.2 million during the thirteen weeks ended June 27, 2004 from $9.0 million during the comparable thirteen week period of 2003, an increase of $1.2 million or 13.3%. As a percentage of sales, labor and benefit costs decreased to 34.7% for the current thirteen-week period from 35.3% for the comparable prior-year thirteen-week period. This decrease is primarily the result of increased restaurant development in tip credit states, as well as the 4.4% same store sales leveraging of our store management labor.

Occupancy. Occupancy costs increased to $2.2 million during the thirteen weeks ended June 27, 2004 from $1.9 million during the comparable thirteen-week period of 2003, an increase of $300,000 or 15.8%. The increase reflects the five additional restaurants we opened in May, July and October 2003 and January and June 2004, partially offset by the closure of our BJ’s Portland, Oregon restaurant (Stark Street) in June 2003 and the sale of our 3 Pietro’s restaurants on March 15, 2004. As a percentage of revenues, occupancy costs increased to 7.6% for the current thirteen-week period from 7.3% for the comparable prior-year thirteen-week period. This increase is primarily due to increased revenues resulting in increased percentage rent liability.

Operating Expenses. Operating expenses increased to $3.2 million during the thirteen weeks ended June 27, 2004 from $2.9 million during the comparable thirteen-week period of 2003, an increase of $300,000 or 10.3%. As a percentage of sales, operating expenses decreased to 10.8% for the current thirteen-week period from 11.4% for the comparable prior-year thirteen-week period. This decrease is a result of increased menu prices, increased same store sales of 4.4% and continued expense containment initiatives.

General and Administrative Expenses. General and administrative expenses remained consistent at $2.2 million during the thirteen weeks ended June 27, 2004 and the comparable thirteen-week period of 2003. As a percentage of revenues, general and administrative expenses decreased to 7.5% for the current thirteen-week period from 8.8% for the comparable prior-year thirteen-week period. This decrease is primarily the result of increased menu prices and our continuous monitoring of costs.

Depreciation and Amortization. Depreciation and amortization increased to $1.2 million during the thirteen weeks ended June 27, 2004 from $964,000 during the comparable thirteen-week period of 2003, an increase of $236,000 or 24.5%. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment totaling $5.4 million and $11.7 million for the two restaurants opened in 2004 and for the four restaurants opened in 2003, respectively, coupled with two restaurants opened over the last year that had ground leases resulting in higher leasehold improvement costs.

Restaurant Opening Expense. Restaurant opening expense increased to $770,000 during the thirteen weeks ended June 27, 2004 from $291,000 during the comparable thirteen-week period of 2003, an increase of $479,000. This increase is primarily due to opening costs related to three restaurant openings in 2004 (Willowbrook, Texas, Laguna Hills, California and Summerlin, Nevada) when compared to two restaurant openings in 2003 (Clear Lake and Addison, Texas). Summerlin, Nevada opened three days subsequent to our quarter end; however, substantially all of its opening costs were incurred as of June 27, 2004. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process.

Interest Income, Net. Interest income, net increased to $121,000 during the thirteen weeks ended June 27, 2004 from $96,000 during the comparable thirteen-week period of 2003, an increase of $25,000. This increase is primarily due to the pay off of our related party and other long term debt in the beginning of 2004.

Other Income, Net. Other income, net decreased to $29,000 during the thirteen weeks ended June 27, 2004 from $120,000 in the comparable thirteen-week period of 2003, a decrease of $91,000. The decrease was primarily due to decreased license fee income from our interest in the BJ’s Lahaina, Maui, Hawaii restaurant and the sale of our Pietro’s restaurant which generated gaming income.

Income Tax Expense. Income tax expense increased to $682,000 during the thirteen weeks ended June 27, 2004 from $582,000 during the comparable thirteen-week period of 2003, an increase of $100,000. The increase was primarily due to increased income before taxes of $425,000. Our effective income tax rate for the thirteen weeks ended June 27, 2004 was 32.7% compared to 35.1% for the comparable thirteen week period of 2003. Our effective rate decreased due to additional utilization of FICA tip credits.

Twenty-six Weeks Ended June 27, 2004 Compared to Twenty-six Weeks Ended June 29, 2003.

Revenues. Total revenues for the twenty-six weeks ended June 27, 2004 increased to $58.3 million from $49.2 million during the comparable twenty-six-week period of 2003, an increase of $9.1 million or 18.5%. The increase is primarily the result of:

•	The opening of the following new locations provided additional revenues of $7.7 million in 2004 when compared with 2003:

Location	Concept	Opening Date
Cerritos, California	Restaurant & Brewhouse	July 2003
San Jose, California	Restaurant & Brewhouse	October 2003
Willowbrook, Texas	Restaurant & Brewhouse	January 2004
Laguna Hills, California	Restaurant & Brewery	June 2004

•	An increase in our same restaurants’ sales for the comparable twenty-six-week period of $2.2 million or 5.8%. This increase is primarily due to an increase in customer counts, a menu price increase of approximately 1.5% effective during May 2003, and an additional increase of approximately 2% effective during November 2003.

•	The above-mentioned increases were partially offset by $307,000 of sales related to the closure of our BJ’s Portland, Oregon restaurant (Stark Street) on June 15, 2003 and approximately $875,000 of sales related to the sale of our 3 Pietro’s restaurants on March 15, 2004.

Cost of Sales. Cost of food, beverages and paper for our restaurants increased to $15.0 million during the twenty-six weeks ended June 27, 2004 from $13.0 million during the comparable twenty-six week period of 2003, an increase of $2.0 million or 15.4%. As a percentage of sales, cost of sales decreased to 25.8% for the current twenty-six-week period from 26.5% for the comparable prior-year twenty-six-week period. This decrease is a result of increased menu prices and our continuous monitoring of costs, especially in our Texas market where we have reduced our purchase prices through improved vendor pricing. We continue to work with our vendors to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions.

Labor and Benefits. Labor and benefit costs for our restaurants increased to $20.8 million during the twenty-six weeks ended June 27, 2004 from $17.6 million during the comparable twenty-six week period of 2003, an increase of $3.2 million or 18.2%. As a percentage of sales, labor and benefit costs decreased to 35.6% for the current twenty-six-week period from 35.8% for the comparable prior-year twenty-six-week period. This decrease is primarily the result of increased restaurant development in tip credit states, as well as the 4.4% same store sales leveraging of our store management labor.

Occupancy. Occupancy costs increased to $4.5 million during the twenty-six weeks ended June 27, 2004 from $3.6 million during the comparable twenty-six-week period of 2003, an increase of $900,000 or 25.0%. The increase reflects the five additional restaurants we opened in May, July and October 2003 and January and June 2004, partially offset by the closure of our BJ’s Portland, Oregon restaurant (Stark Street) in June 2003 and the sale of our three Pietro’s restaurants on March 15, 2004. As a percentage of revenues, occupancy costs increased to 7.6% for the current twenty-six week period from 7.3% for the comparable prior-year twenty-six week period. This increase is primarily due to increased revenues resulting in increased percentage rent liability.

Operating Expenses. Operating expenses increased to $6.3 million during the twenty-six weeks ended June 27, 2004 from $5.6 million during the comparable twenty-six-week period of 2003, an increase of $700,000 or 12.5%. As a percentage of sales, operating expenses decreased to 10.8% for the current twenty-six-week period from 11.3% for the comparable prior-year twenty-six-week period. This decrease is a result of increased menu prices, increased same store sales of 5.8% and continued expense containment initiatives.

General and Administrative Expenses. General and administrative expenses increased to $4.7 million during the twenty-six weeks ended June 27, 2004 from $4.4 million during the comparable twenty-six-week period of 2003, an increase of $300,000 or 6.8%. As a percentage of revenues, general and administrative expenses decreased to 8.1% for the current twenty-six-week period from 8.8% for the comparable prior-year twenty-six-week period. This decrease is primarily the result of increased revenues and decreased litigation costs of approximately $180,000 due to more favorable settlements.

Depreciation and Amortization. Depreciation and amortization increased to $2.3 million during the twenty-six weeks ended June 27, 2004 from $1.9 million during the comparable twenty-six-week period of 2003, an increase of $400,000 or 21.1%. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment totaling $5.4 million and $11.7 million for the two restaurants opened in 2004 and for the four restaurants opened in 2003, respectively, coupled with two restaurants opened over the last year that had ground leases resulting in higher leasehold improvement costs.

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

For our three Pietro’s restaurants, sales were $644,000 and $767,000 and pre-tax income was $111,000 and $154,000 for the twenty-six periods ended June 27, 2004 and June 29, 2003, respectively. The net book value of the assets sold as of June 27, 2004 was $330,000.

Restaurant Opening Expense. Restaurant opening expense increased to $1.0 million during the twenty-six weeks ended June 27, 2004 from $700,000 during the comparable twenty-six-week period of 2003, an increase of $300,000. This increase is primarily due to opening costs related to three restaurant openings in 2004 (Willowbrook, Texas, Laguna Hills, California and Summerlin, Nevada) when compared to two restaurant openings in 2003 (Clear Lake and Addison, Texas). Summerlin, Nevada opened three days subsequent to our quarter end; however, substantially all its opening costs were incurred as of June 27, 2004. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process.

Interest Income, Net. Interest income, net increased to $224,000 during the twenty-six weeks ended June 27, 2004 from $193,000 during the comparable twenty-six-week period of 2003, an increase of $31,000. This increase is primarily due to the pay off of our related party and other long term debt in the beginning of 2004.

Other Income, Net. Other income, net decreased to $114,000 during the twenty-six weeks ended June 27, 2004 from $282,000 in the comparable twenty-six-week period of 2003, a decrease of $168,000. The decrease was primarily due to decreased license fee income from our interest in the BJ’s Lahaina, Maui, Hawaii restaurant and the sale of our Pietro’s restaurant which generated gaming income.

Income Tax Expense. Income tax expense increased to $1.9 million during the twenty-six weeks ended June 27, 2004 from $1.0 million during the comparable twenty-six-week period of 2003, an increase of $900,000. The increase was primarily due to increased income before taxes of $2.8 million. Our effective income tax rate for the twenty-six weeks ended June 27, 2004 was 33.5% compared to 35.0% for the comparable twenty-six week period of 2003. Our effective rate decreased due to additional utilization of FICA tip credits.

LIQUIDITY AND CAPITAL RESOURCES

Our overall operating activities, as detailed in the unaudited Consolidated Statements of Cash Flows, provided $5.7 million of net cash during the twenty-six week period ended June 27, 2004, a $2.0 million increase from the $3.7 million generated during the comparable twenty-six weeks of 2003. The increase in cash from operating activities for the twenty-six weeks ended June 27, 2004 in comparison to the twenty-six weeks ended June 29, 2003 is primarily due to the timing of payments to vendors included in accounts payable and increased earnings, partially offset by the gain on sale of Pietro’s restaurants.

Total capital expenditures for the acquisition of our restaurant and brewery equipment and leasehold improvements to construct new restaurants were $9.0 million for the twenty-six weeks ended June 27, 2004. These expenditures were primarily related to the development of our new restaurants in Willowbrook, Texas, Laguna Hills, California, and Summerlin, Nevada, which opened on January 28, June 21, and June 30, 2004, respectively, and the construction of our Rancho Cucamonga, San Bernardino, Folsom, Fresno and Roseville, California locations. In addition, for the twenty-six weeks ended June 27, 2004, total capital expenditures related to the maintenance of existing and mature stores were $1.0 million for the twenty-six periods ended June 27, 2004.

We opened Summerlin, Nevada on June 30, 2004 and we have signed leases for, and plan to open a restaurant in Fresno, California in the third quarter of 2004, and in San Bernardino and Folsom, California in the fourth quarter of 2004. Additionally, we have signed a lease for, and plan to open restaurants in North Dallas and Sugarland, Texas, Moreno Valley and San Bruno, California and Tucson, Arizona in 2005.

In recent years, we have funded our capital requirements primarily through cash flows from operations and proceeds received from the exercise of redeemable warrants during 2002. Our capital requirements related to opening additional restaurants will continue to be significant. We anticipate total capital expenditures between $17 million and $18 million in 2004 with the majority of expenditures associated with the eight new store openings previously stated. Other capital expenditures are expected to be consistent with prior year trends and will be primarily directed toward capital maintenance associated with existing and mature stores. We expect to fund all capital requirements using operating cash flows, our cash on hand and investments. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash flow and our cash and investments balances together with anticipated cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis.

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

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of June 27, 2004, no impairment indicators have been identified.

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

Income Taxes

Deferred tax accounting requires that we evaluate net deferred tax assets to determine if these assets will more likely than not be realized in the foreseeable future. This test requires projection of our taxable income into future years to determine if there will be taxable income sufficient to realize the tax assets (future tax deductions and FICA tax credit carryforwards). The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws. Our net deferred tax asset at June 27, 2004 totaled $510,000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. As of the twenty-six weeks ended June 27, 2004, the average interest rate earned on cash and cash equivalents and investments was approximately 1.6%.

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

The following paragraphs describe certain legal actions recently settled or pending:

The ASSI Action

In connection with the resolution of the ASSI Action disclosed in our Form 10-K as of December 28, 2003, ASSI exercised all of its options and received net shares of 144,132, all of which were sold by ASSI under a registration statement previously filed by us.

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

In the second quarter of 2004, we reached a settlement with our insurance carrier over payment of our incurred legal fees. As a result, we have received $130,000 and have reduced general and administrative expenses during the second quarter ended June 27, 2004.

Labor Related Matters

On March 10, 2003, a former employee of ours, on behalf of himself and other employees and former employees of ours similarly situated and working in California, filed a class action complaint in the Superior Court of California for the County of Orange against us. The complaint alleges that we violated provisions of the California Labor Code covering meal and rest beaks for employees, along with associated acts of unfair competition and seeks payment of wages for all meal and rest breaks allegedly denied to our California employees for the period from October 1, 2000 to the present. We reached a tentative proposal (“Proposal”) with class counsel to settle the meal and rest break class action case pending in California. The Proposal, which is subject to a definitive agreement and is not yet binding, and which will be subject to Court approval if finalized between counsel, provides that members of the plaintiff class may make claims for certain lost wages against an approximately $950,000 settlement fund, funded by us. Pursuant to the Proposal, our liability to the employees would not exceed the amount of the settlement fund. If the Court approves the Agreement, the action will be dismissed with prejudice, after the parties’ obligations under the Agreement are satisfied. The Proposal was developed from mediation, which was concluded in December of 2003. Accordingly, we recorded $950,000 in other expense during the fourth quarter of 2003 to reflect this liability at December 28, 2003. In May 2004, the court reviewed the terms of the Proposal and requested that technical changes be made to it, none of which will materially change our obligation under the Proposal. We anticipate that, after the technical changes are made to the Proposal, it will either be approved by the court without a hearing or the court will hold a hearing on final approval of the Proposal in October 2004. This amount has been reduced to $900,000 based upon subsequent court determination and the $50,000 reversal has been reflected in the second quarter ended June 27, 2004.

On February 5, 2004, another former employee of ours, on behalf of herself, and all others similarly situated, filed a class action complaint in Los Angeles County Superior Court, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. It is possible that this matter will be consolidated with the class action currently pending in Orange County Superior Court. On June 28, 2004 Plaintiff stipulated to dismiss her second, third, fourth, and fifth causes of action. As of the date of this Report, the plaintiff in the action has filed an amended complaint, but no other action has been taken.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2004, the Company held its Annual Meeting of Shareholders. Shareholders voted upon the election of directors and the ratification of Ernst & Young as the Company’s independent auditors for the fiscal year ending January 2, 2005. Paul A. Motenko, Jeremiah J. Hennessy, Steven C. Leonard, James A. Dal Pozzo, Shann M. Brassfield, John F. Grundhofer, J. Roger King, Louis M. Mucci, and Larry D. Bouts all of whom were directors prior to the Annual Meeting and were nominated by management for re-election, were re-elected at the meeting. The following votes were cast for each of the nominees:

Name	For	Authority Withheld
Paul A. Motenko	16,220,490	2,787,402
Jeremiah J. Hennessy	16,220,490	2,787,402
Steven C. Leonard	18,815,949	191,943
James A. Dal Pozzo	15,765,430	3,242,462
Shann M. Brassfield	18,318,119	689,773
John F. Grundhofer	18,729,079	278,813
J. Roger King	18,815,949	191,943
Louis M. Mucci	14,765,430	4,242,462
Larry D. Bouts	18,867,149	140,743

The shareholders also approved the ratification of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending January 2, 2005. The following votes were cast on the ratification: 18,954,077 For; 52,075 Against; 1,740 Abstain.

Additionally, the shareholders approved the Company’s Corporation name change to BJ’s Restaurants, Inc. The following votes were cast on the approval of the amendment: 18,956,352 For; 49,655 Against; 1,885 Abstain.

Shareholders who wish to submit proposals to be included in the Company’s proxy materials for the 2005 annual meeting may do so in accordance with Securities and Exchange Commission Rule 14a-8. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company’s management proxies may exercise their discretionary voting authority, without any discussion of the proposal in the Company’s proxy materials, for any proposal which is received by the Company after January 13, 2005.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31	Section 302 Certifications of Co-Chief Executive Officers and Chief Financial Officer

32	Section 906 Certification of Co-Chief Executive Officers and Chief Financial Officer

(b)	Reports on Form 8-K

The Company filed a Report on Form 8-K dated as of July 8, 2004 announcing second quarter 2004 revenues and comparable restaurant sales.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICAGO PIZZA & BREWERY, INC.
(Registrant)

July 30, 2004	By:	/s/ PAUL A. MOTENKO
Paul A. Motenko
Chairman of the Board of Directors, Co-Chief Executive Officer, Vice President and Secretary

	By:	/s/ JEREMIAH J. HENNESSY
Jeremiah J. Hennessy
Director, Co-Chief Executive Officer and President

	By:	/s/ LOUIS M. MUCCI
Louis M. Mucci
Chief Financial Officer and Director