Form 10-Q
period 2004-09-26
BJs RESTAURANTS INC
filed 2004-10-29
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended September 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-21423

BJ’s RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

California	33-0485615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16162 Beach Boulevard

Suite 100

Huntington Beach, California 92647

(Address and zip code of principal executive offices)

(714) 848-3747

(Registrants telephone number, including area code)

CHICAGO PIZZA & BREWERY, INC.

(Former name or former address, if changed since last report.)

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

As of October 18, 2004, there were 19,751,786 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 26, 2004 (Unaudited)	December 28, 2003
Assets
Current assets:
Cash and cash equivalents	$441	$4,899
Investments	22,523	22,041
Accounts and other receivables	2,106	1,869
Inventories	1,074	959
Prepaids and other current assets	16	1,164
Deferred taxes	1,053	1,175

Total current assets	27,213	32,107

Property and equipment, net	59,559	46,306
Goodwill	4,673	4,762
Notes receivable	944	—
Other assets, net	459	530

Total assets	$92,848	$83,705

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,519	$2,798
Accrued expenses	8,223	8,533
Current portion of reserve for store closures	—	55
Current portion of notes payable to related parties	—	151

Total current liabilities	13,742	11,537

Deferred income taxes	663	143
Reserve for store closures	72	74
Other liabilities	1,463	900

Total liabilities	15,940	12,654

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 19,752 and 19,649 shares issued and outstanding as of September 26, 2004 and December 28, 2003, respectively	63,000	62,513
Capital surplus	2,497	2,109
Retained earnings	11,411	6,429

Total shareholders’ equity	76,908	71,051

Total liabilities and shareholders’ equity	$92,848	$83,705

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Revenues	$32,867	$26,744	$91,159	$75,951
Costs and expenses:
Cost of sales (see related party note)	8,668	7,127	23,701	20,149
Labor and benefits	11,813	9,383	32,574	27,009
Occupancy	2,463	2,045	6,919	5,660
Operating expenses	3,715	3,161	9,987	8,716
General and administrative	2,474	2,203	7,207	6,555
Depreciation and amortization	1,330	993	3,671	2,870
Restaurant opening expense	804	526	1,813	1,229
Gain from sale of Pietro’s restaurants	—	—	(1,658)	—

Total costs and expenses	31,267	25,438	84,214	72,188

Income from operations	1,600	1,306	6,945	3,763

Other income:
Interest income, net	110	84	334	277
Other income, net	42	95	156	377

Total other income	152	179	490	654

Income before income taxes	1,752	1,485	7,435	4,417

Income tax expense	549	517	2,453	1,543

Net income	$1,203	$968	$4,982	$2,874

Net income per share:
Basic	$0.06	$0.05	$0.26	$0.15

Diluted	$0.06	$0.05	$0.24	$0.14

Weighted average number of shares outstanding:
Basic	19,455	19,400	19,473	19,400

Diluted	20,538	20,566	20,546	20,389

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Capital Surplus	Retained Earnings	Total
Balance, December 28, 2003	19,649	$62,513	$2,109	$6,429	$71,051
Exercise of stock options, net	103	487	—	—	487
Tax benefit from stock option exercises	—	—	388	—	388
Net income	—	—	—	4,982	4,982

Balance, September 26, 2004	19,752	$63,000	$2,497	$11,411	$76,908

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003
Cash flows from operating activities:
Net income	$4,982	$2,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,671	2,870
Deferred income taxes	642	758
Tax benefit from stock options exercised	388	214
Gain on sale of Pietro’s restaurants	(1,658)	—
Changes in assets and liabilities:
Accounts and other receivables	(243)	(3)
Notes receivable	6	—
Inventories	(115)	(117)
Prepaids and other current assets	1,148	1,159
Other assets, net	18	—
Accounts payable	2,721	(2,682)
Accrued expenses	(425)	368
Reserve for store closures	(57)	—
Other liabilities	610	252

Net cash provided by operating activities	11,688	5,693

Cash flows from investing activities:
Purchases of property and equipment	(17,250)	(11,145)
Purchases of investments	(17,464)	(27,979)
Proceeds from investments sold	16,982	8,472
Proceeds from sale of Pietro’s restaurants	1,250	36

Net cash used in investing activities	(16,482)	(30,616)
Cash flows from financing activities:
Proceeds from exercise of stock options	487	290
Payments on notes payable to related parties	(151)	(294)

Net cash provided by (used in) financing activities	336	(4)

Net decrease in cash and cash equivalents	(4,458)	(24,927)

Cash and cash equivalents, beginning of period	4,899	29,053

Cash and cash equivalents, end of period	$441	$4,126

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. and its wholly owned subsidiaries. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals), which are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of the results for any other interim period or for our full fiscal year.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 28, 2003. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 28, 2003 has been derived from our audited financial statements.

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

As approved by our Board of Directors and our shareholders, we have notified NASDAQ and filed with the California State Corporation Commissioner our name change to BJ’s Restaurants, Inc. We were granted approval and formally changed our name on August 16, 2004.

INVESTMENTS

All investments are classified as held-to-maturity and are reported at amortized cost and realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	September 26, 2004	December 28, 2003
U.S. and government agency securities	$207	$964
International and government agency securities	722	—
U.S. corporate notes and bonds	21,594	21,077

Total Investments	$22,523	$22,041

Average maturity for the Company’s total investment portfolio was 4 months and 9 months as of September 26, 2004 and December 28, 2003, respectively.

NET INCOME PER SHARE

Net income per share is computed in accordance with Financial Accounting Standards Board No. 128, Earnings Per Share (FASB No. 128). Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options issued by the Company to sell common stock at set prices were exercised. The financial statements present basic and diluted net income per share. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercises of outstanding stock options using the treasury stock method.

The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Numerator:
Net income for basic and diluted earnings per share	$1,203	$968	$4,982	$2,874

Denominator:
Weighted-average shares outstanding - basic	19,455	19,400	19,473	19,400
Effect of dilutive common stock options	1,083	1,166	1,073	989

Weighted-average shares outstanding - diluted	20,538	20,566	20,546	20,389

For the thirteen weeks ended September 26, 2004, there were approximately 2,000 stock options outstanding, whereby the exercise price exceeded the average common stock market value. For the thirteen weeks ended September 28, 2003, there were none.

For the thirty-nine weeks ended September 26, 2004 and September 28, 2003, there were approximately 42,000 and 332,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value.

The effects of the shares, which would be issued upon the exercise of these options, have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

RELATED PARTY

As of September 26, 2004, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 41.4% of our outstanding common stock.

Jacmar, through its specialty wholesale food distributorship, is our largest supplier of food, beverage and paper products. Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $13.1 million and $11.0 million of food, beverage and paper products for the thirty-nine weeks ended September 26, 2004 and September 28, 2003, respectively, and we had accounts payable related to these products of approximately $1.4 million and $1.2 million at September 26, 2004 and September 28, 2003, respectively.

RESTAURANT CLOSURES

On June 15, 2003, we closed our restaurant on Stark Street in Portland, Oregon. The net book value of the restaurant’s assets was included in the reserve for store closures; therefore, no loss was recorded in 2003 as a result of the closing.

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

In the fourth quarter of 2003, the tenant at Lombard became delinquent in rent payments. The Lombard landlord sought relief under our guarantee of the lease liability. In February 2004, the landlord released us from any additional liability in exchange for a cash payment of $55,000. During the thirty-nine weeks ended September 26, 2004, our store closure reserve was reduced by $57,000, of which, $55,000 was utilized for the cash payment to our Lombard landlord.

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

We will continue to use the intrinsic value based method of accounting prescribed by APB No. 25. Under APB No. 25, no compensation cost has been recognized for options granted with an option price equal to the grant date market value of our common stock. Had compensation cost for our options granted been determined based on the fair value of the option at the grant date for the 1996 Stock Option Plan, consistent with the provisions of SFAS 123, our net income and net income per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net income, as reported	$1,203	$968	$4,982	$2,874
Employee stock-based compensation expense, net of related tax effects	(107)	(100)	(335)	(260)

Net income, pro forma	$1,096	$868	$4,647	$2,614

Net income per share, as reported:
Basic	$0.06	$0.05	$0.26	$0.15
Diluted	$0.06	$0.05	$0.24	$0.14
Net income per share, pro forma:
Basic	$0.06	$0.04	$0.24	$0.13
Diluted	$0.05	$0.04	$0.23	$0.13

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on our stock, (b) expected volatility of our stock ranging from 40.0% to 42.8%, (c) a risk-free interest rate ranging from 2.74% to 3.95% and (d) expected option life of five years.

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

GENERAL

We own and operate 33 restaurants located in California, Oregon, Colorado, Arizona, Texas and Nevada and receive fees from one licensed restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery, a BJ’s Pizza & Grill or a BJ’s Restaurant & Brewhouse. Our menu features our award-winning, signature deep-dish pizza, our own handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. We have ten BJ’s Restaurant & Brewery restaurants that feature in-house brewing facilities where our handcrafted beers are produced.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks and thirty-nine weeks ended September 26, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.4	26.6	26.0	26.5
Labor and benefits	35.9	35.1	35.7	35.6
Occupancy	7.5	7.6	7.6	7.5
Operating expenses	11.3	11.8	11.0	11.5
General and administrative	7.5	8.2	7.9	8.6
Depreciation and amortization	4.0	3.7	4.0	3.8
Restaurant opening expense	2.4	2.0	2.0	1.6
Gain from sale of Pietro’s restaurants	—	—	(1.8)	—

Total costs and expenses	95.0	95.0	92.4	95.1

Income from operations	5.0	5.0	7.6	4.9

Other income:
Interest income, net	0.3	0.3	0.4	0.4
Other income, net	0.1	0.4	0.2	0.5

Total other income	0.4	0.7	0.6	0.9

Income before income taxes	5.4	5.7	8.2	5.8

Income tax expense	1.7	1.9	2.7	2.0

Net income	3.7%	3.8%	5.5%	3.8%

Thirteen Weeks Ended September 26, 2004 Compared to Thirteen Weeks Ended September 28, 2003.

Revenues. Total revenues for the thirteen weeks ended September 26, 2004 increased to $32.9 million from $26.7 million during the comparable thirteen week period of 2003, an increase of $6.2 million or 23.2%. The increase is primarily the result of:

•	The opening of the following new locations provided additional revenues of $6.4 million in 2004 when compared with 2003:

Location	Concept	Opening Date
Cerritos, California	Restaurant & Brewhouse	July 2003
San Jose, California	Restaurant & Brewhouse	October 2003
Willowbrook, Texas	Restaurant & Brewhouse	January 2004
Laguna Hills, California	Restaurant & Brewery	June 2004
Summerlin, Nevada	Restaurant & Brewhouse	June 2004
Fresno, California	Restaurant & Brewhouse	July 2004

•	An increase in our same restaurants’ sales for the comparable thirteen week period of $671,000 or 2.9%. This increase is primarily due to an increase in customer counts, a menu price increase of approximately 1.5% effective during May 2003, and an additional increase of approximately 2% effective during November 2003.

•	The above-mentioned increases were partially offset by approximately $784,000 of sales related to the sale of our three Pietro’s restaurants on March 15, 2004.

Cost of Sales. Cost of food, beverages and paper for our restaurants increased to $8.7 million during the thirteen weeks ended September 26, 2004 from $7.1 million during the comparable thirteen week period of 2003, an increase of $1.6 million or 22.5%. As a percentage of sales, cost of sales decreased to 26.4% for the current thirteen week period from 26.6% for the comparable prior-year thirteen week period. This decrease is a result of increased menu prices and our continuous monitoring of costs, especially in our Texas market where we have reduced our purchase prices through improved vendor pricing. We continue to work with our vendors to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions.

Labor and Benefits. Labor and benefit costs for our restaurants increased to $11.8 million during the thirteen weeks ended September 26, 2004 from $9.4 million during the comparable thirteen week period of 2003, an increase of $2.4 million or 25.5%. As a percentage of sales, labor and benefit costs increased to 35.9% for the current thirteen week period from 35.1% for the comparable prior-year thirteen week period. This increase is primarily due to the fact that new stores run higher labor for the first 90 days after opening and we had three new stores in this stage in 2004 as compared to one store in 2003.

Occupancy. Occupancy costs increased to $2.5 million during the thirteen weeks ended September 26, 2004 from $2.0 million during the comparable thirteen week period of 2003, an increase of $500,000 or 25.0%. The increase reflects the six additional restaurants we opened in July and October 2003 and January, June and July 2004, partially offset by the sale of our 3 Pietro’s restaurants on March 15, 2004. As a percentage of sales, occupancy costs remained consistent.

Operating Expenses. Operating expenses increased to $3.7 million during the thirteen weeks ended September 26, 2004 from $3.2 million during the comparable thirteen week period of 2003, an increase of $500,000 or 15.6%. As a percentage of sales, operating expenses decreased to 11.3% for the current thirteen week period from 11.8% for the comparable prior-year thirteen week period. This decrease is a result of increased menu prices, increased same store sales of 2.9% and continued expense containment initiatives.

General and Administrative Expenses. General and administrative expenses increased to $2.5 million during the thirteen weeks ended September 26, 2004 from $2.2 million during the comparable thirteen week period of 2003, an increase of $300,000 or 13.6%. As a percentage of sales, general and administrative expenses decreased to 7.5% for the current thirteen week period from 8.2% for the comparable prior-year thirteen week period. This decrease is primarily the result of increased menu prices, our continuous monitoring of costs and the leveraging of our management staffing and cost in relationship to our revenue increases and new restaurants.

Depreciation and Amortization. Depreciation and amortization increased to $1.3 million during the thirteen weeks ended September 26, 2004 from $1.0 million during the comparable thirteen week period of 2003, an increase of $300,000 or 30.0%. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment totaling $11.7 million for the four restaurants opened in 2004 and for the four restaurants opened in 2003, coupled with two restaurants opened over the last year that had ground leases resulting in higher leasehold improvement costs.

Restaurant Opening Expense. Restaurant opening expense increased to $804,000 during the thirteen weeks ended September 26, 2004 from $526,000 during the comparable thirteen week period of 2003, an increase of $278,000. This increase is primarily due to opening costs related to two restaurant openings in 2004 (Fresno and San Bernardino, California) when compared to one restaurant opening in 2003 (Cerritos, California). San Bernardino, California opened two days subsequent to our quarter end; however, substantially all of its opening costs were incurred as of September 26, 2004. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process.

Interest Income, Net. Interest income, net increased to $110,000 during the thirteen weeks ended September 26, 2004 from $84,000 during the comparable thirteen week period of 2003, an increase of $26,000. This increase is primarily due to the pay off of our related party and other long term debt in the beginning of 2004.

Other Income, Net. Other income, net decreased to $42,000 during the thirteen weeks ended September 26, 2004 from $95,000 in the comparable thirteen week period of 2003, a decrease of $53,000. The decrease was primarily due to decreased license fee income from our interest in the BJ’s Lahaina, Maui, Hawaii restaurant and the sale of our Pietro’s restaurant which generated gaming income.

Income Tax Expense. Income tax expense increased to $549,000 during the thirteen weeks ended September 26, 2004 from $517,000 during the comparable thirteen week period of 2003, an increase of $32,000. The increase was primarily due to increased income before taxes of $267,000. Our effective income tax rate for the thirteen weeks ended September 26, 2004 was 31.3% compared to 34.8% for the comparable thirteen week period of 2003. Our effective rate decreased due to additional utilization of FICA tip credits.

Thirty-Nine Weeks Ended September 26, 2004 Compared to Thirty-Nine Weeks Ended September 28, 2003.

Revenues. Total revenues for the thirty nine weeks ended September 26, 2004 increased to $91.2 million from $76.0 million during the comparable thirty-nine week period of 2003, an increase of $15.2 million or 20.0%. The increase is primarily the result of:

•	The opening of the following new locations provided additional revenues of $14.1 million in 2004 when compared with 2003:

Location	Concept	Opening Date
Cerritos, California	Restaurant & Brewhouse	July 2003
San Jose, California	Restaurant & Brewhouse	October 2003
Willowbrook, Texas	Restaurant & Brewhouse	January 2004
Laguna Hills, California	Restaurant & Brewery	June 2004
Summerlin, Nevada	Restaurant & Brewhouse	June 2004
Fresno, California	Restaurant & Brewhouse	August 2004

•	An increase in our same restaurants’ sales for the comparable thirty-nine week period of $2.8 million or 4.6%. This increase is primarily due to an increase in customer counts, a menu price increase of approximately 1.5% effective during May 2003, and an additional increase of approximately 2% effective during November 2003.

•	The above-mentioned increases were partially offset by $307,000 of sales related to the closure of our BJ’s Portland, Oregon restaurant (Stark Street) on June 15, 2003 and approximately $1.7 million of sales related to the sale of our 3 Pietro’s restaurants on March 15, 2004.

Cost of Sales. Cost of food, beverages and paper for our restaurants increased to $23.7 million during the thirty-nine weeks ended September 26, 2004 from $20.1 million during the comparable thirty-nine week period of 2003, an increase of $3.6 million or 17.9%. As a percentage of sales, cost of sales decreased to 26.0% for the current thirty-nine week period from 26.5% for the comparable prior-year thirty-nine week period. This decrease is a result of increased menu prices and our continuous monitoring of costs, especially in our Texas market where we have reduced our purchase prices through improved vendor pricing. We continue to work with our vendors to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to market conditions of supply and demand.

Labor and Benefits. Labor and benefit costs for our restaurants increased to $32.6 million during the thirty-nine weeks ended September 26, 2004 from $27.0 million during the comparable thirty-nine week period of 2003, an increase of $5.6 million or 20.7%. As a percentage of sales, labor and benefit costs increased to 35.7% for the current thirty-nine week period from 35.6% for the comparable prior year thirty-nine week period. This increase is primarily due to increased manager-in-training costs as we continue to prepare for additional restaurant openings, offset by the decrease in labor costs due to our “tip-credit” state.

Occupancy. Occupancy costs increased to $6.9 million during the thirty-nine weeks ended September 26, 2004 from $5.7 million during the comparable thirty-nine week period of 2003, an increase of $1.2 million or 21.1%. The increase reflects the six additional restaurants we opened in July and October 2003 and January, June and August 2004, partially offset by the closure of our BJ’s Portland, Oregon restaurant (Stark Street) in June 2003 and the sale of our three Pietro’s restaurants on March 15, 2004. As a percentage of sales, occupancy costs increased to 7.6% for the current thirty-nine week period from 7.5% for the comparable prior-year thirty-nine week period. This increase is primarily due to increased sales resulting in increased percentage rent liability.

Operating Expenses. Operating expenses increased to $10.0 million during the thirty-nine weeks ended September 26, 2004 from $8.7 million during the comparable thirty-nine week period of 2003, an increase of $1.3 million or 14.9%. As a percentage of sales, operating expenses decreased to 11.0% for the current thirty-nine week period from 11.5% for the comparable prior-year thirty-nine week period. This decrease is a result of increased menu prices, increased same store sales of 4.6% and continued expense containment initiatives.

General and Administrative Expenses. General and administrative expenses increased to $7.2 million during the thirty-nine weeks ended September 26, 2004 from $6.6 million during the comparable thirty-nine week period of 2003, an increase of $600,000 or 9.1%. As a percentage of sales, general and administrative expenses decreased to 7.9% for the current thirty-nine week period from 8.6% for the comparable prior-year thirty-nine week period. This decrease is primarily the result of increased sales, our continuous monitoring of costs and the leveraging of our management staffing and cost in relationship to our revenue increases and new restaurants.

Depreciation and Amortization. Depreciation and amortization increased to $3.7 million during the thirty-nine weeks ended September 26, 2004 from $2.9 million during the comparable thirty-nine week period of 2003, an increase of $800,000 or 27.6%. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment totaling $11.7 million for the four restaurants opened in 2004 and for the four restaurants opened in 2003, coupled with two restaurants opened over the last year that had ground leases resulting in higher leasehold improvement costs.

Restaurant Opening Expense. Restaurant opening expense increased to $1.8 million during the thirty-nine weeks ended September 26, 2004 from $1.2 million during the comparable thirty-nine week period of 2003, an increase of $600,000. This increase is primarily due to opening costs related to five restaurant openings during the thirty-nine weeks ended September 26, 2004 (Willowbrook, Texas, Laguna Hills, California, Summerlin, Nevada, Fresno and San Bernardino, California) when compared to three restaurant openings in a similar 2003 (Clear Lake and Addison, Texas and Cerritos, California). San Bernardino, California opened two days subsequent to our quarter end; however, substantially all its opening costs were incurred as of September 26, 2004. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process.

Gain from Sale of Pietro’s Restaurants. In February 2004, we executed an agreement to sell our three Pietro’s restaurants effective on March 15, 2004 resulting in a $1.7 million gain. The buyers, formerly employees, purchased the restaurant assets and related trademarks for the Pietro’s brand. The $2.2 million sales price includes cash proceeds of $1.3 million and two notes receivable from the buyers totaling $950,000, with terms of five and ten years. The ten-year note is in the amount of $700,000, bears interest at prime plus one percent with a minimum interest rate of 5% and a maximum interest rate of 7% and requires fixed monthly payments of principal and interest over the ten-year term. The five-year note is in the amount of $250,000, bears interest at prime plus one percent and requires fixed monthly payments of principal and interest over the five-year term. Principal payments to the Company on both notes were prohibited for the fist six months by the buyer’s SBA loan.

For our three Pietro’s restaurants, sales were $644,000 and $767,000 and pre-tax income was $111,000 and $154,000 for the thirteen weeks ended March 28, 2004 and March 30, 2003, respectively. The net book value of the assets sold as of March 28, 2004 was $330,000.

Interest Income, Net. Interest income, net increased to $334,000 during the thirty-nine weeks ended September 26, 2004 from $277,000 during the comparable thirty-nine week period of 2003, an increase of $57,000. This increase is primarily due to the pay off of our related party and other long term debt in the beginning of 2004.

Other Income, Net. Other income, net decreased to $156,000 during the thirty-nine weeks ended September 26, 2004 from $377,000 in the comparable thirty-nine week period of 2003, a decrease of $221,000. The decrease was primarily due to decreased license fee income from our interest in the BJ’s Lahaina, Maui, Hawaii restaurant and the sale of our Pietro’s restaurant which generated gaming income.

Income Tax Expense. Income tax expense increased to $2.5 million during the thirty-nine weeks ended September 26, 2004 from $1.5 million during the comparable thirty-nine week period of 2003, an increase of $1.0 million. The increase was primarily due to increased income before taxes of $3.0 million. Our effective income tax rate for the thirty-nine weeks ended September 26, 2004 was 33.0% compared to 34.9% for the comparable thirty-nine week period of 2003. Our effective rate decreased due to additional utilization of FICA tip credits.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operating activities, as detailed in the unaudited Consolidated Statements of Cash Flows, provided $11.7 million of net cash during the thirty-nine weeks ended September 26, 2004, a $6.0 million increase from the $5.7 million generated during the comparable thirty-nine week period of 2003. The increase in cash from operating activities for the thirty-nine weeks ended September 26, 2004, in comparison to the thirty-nine weeks ended September 28, 2003, is primarily due to the timing of payments to vendors included in accounts payable, and increased net income, partially offset by the gain on sale of Pietro’s restaurants.

Total capital expenditures for the acquisition of our restaurant and brewery equipment and leasehold improvements to construct new restaurants were $15.9 million for the thirty-nine weeks ended September 26, 2004. These expenditures were primarily related to the development of our new restaurants during the period Willowbrook, Texas, Laguna Hills, California, Summerlin, Nevada, Fresno, California and San Bernardino, California, and the construction of our Rancho Cucamonga, Folsom, and Roseville, California locations and our Plano, Texas location. In addition, for the thirty-nine weeks ended September 26, 2004, total capital expenditures related to the maintenance of existing stores were $1.3 million.

We opened San Bernardino, California on September 28, 2004 and we have signed leases for, and plan to open a restaurant in Folsom, California and Plano, Texas in the fourth quarter of 2004. Additionally, we have signed a lease for, and plan to open restaurants in Sugarland, Texas, Roseville, Moreno Valley, Corona, Rancho Cucamonga, and San Bruno, California and Tucson and Mesa Arizona in 2005.

In recent years, we have funded our capital requirements primarily through cash flows from operations and proceeds received from the exercise of redeemable warrants during 2002. Our capital requirements related to opening additional restaurants will continue to be significant. We anticipate total capital expenditures between $19 million and $20 million in 2004 with the majority of expenditures associated with the new store openings previously stated. Other capital expenditures are expected to be consistent with prior year trends and will be primarily directed toward capital maintenance associated with existing stores. We expect to fund all capital requirements using operating cash flows, our cash on hand and investments. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash flow and our cash and investments balances together with anticipated cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements on a short-term and long-term basis.

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional financing sooner than anticipated, as such, the Company has initiated discussions with various financial institutions and bankers to consider alternative methods to obtain capital, as needed. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing, as needed, could have a material adverse effect on our business and results of operations.

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

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of September 26, 2004, no impairment indicators have been identified.

Self Insurance Liability

We are self-insured for a portion of our employee workers’ compensation program. We maintain coverage with a third party insurer to limit the total exposure for this program. The accrued liability associated with this program is based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is not discounted and is based on information provided by our insurance broker and insurer, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Income Taxes

Deferred tax accounting requires that we evaluate net deferred tax assets to determine if these assets will more likely than not be realized in the foreseeable future. This test requires projection of our taxable income into future years to determine if there will be taxable income sufficient to realize the tax assets (future tax deductions and FICA tax credit carryforwards). The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws. Our net deferred tax asset at September 26, 2004 totaled $390,000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the thirty-nine weeks ended September 26, 2004, the average interest rate earned on cash and cash equivalents and investments was approximately 1.5%.

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

Labor Related Matters

On March 10, 2003, a former employee of ours, on behalf of himself and other employees and former employees of ours similarly situated and working in California, filed a class action complaint in the Superior Court of California for the County of Orange against us. The complaint alleges that we violated provisions of the California Labor Code covering meal and rest beaks for employees, along with associated acts of unfair competition and seeks payment of wages for all meal and rest breaks allegedly denied to our California employees for the period from October 1, 2000 to the present. We have reached an agreement with the class counsel to settle the meal and rest break class action case pending in California, and we have a hearing scheduled November 16, 2004 for final approval of the settlement and dismissal of the action. The amount of the settlement was developed from mediation, which was concluded in December of 2003. Accordingly, we recorded $950,000 in other expense during the fourth quarter of 2003 to reflect this liability at December 28, 2003. The amount of the settlement was reduced to $900,000 based upon subsequent court determination and the $50,000 reversal was reflected in the second quarter ended June 27, 2004. Upon final approval of the settlement, which we anticipate on November 16, 2004, we expect that any future actions will be dismissed.

On February 5, 2004, another former employee of ours, on behalf of herself, and all others similarly situated, filed a class action complaint in Los Angeles County Superior Court, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. It is possible that this matter will be consolidated with the class action currently pending in Orange County Superior Court. On June 28, 2004, the Plaintiff stipulated to dismiss her second, third, fourth, and fifth causes of action. During September 2004, the Plaintiff stipulated to arbitration of the action, and no further action has been taken since that date.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27, 2004, the Board of Directors of the Company voted to adopt an amendment to Article III, Section 2 of our Bylaws to increase the range of directors on our Board of Directors to a minimum of 7 directors and a maximum of 13 directors and set the exact number of directors at 10 directors, subject to approval of a majority of the holders of outstanding common stock of the Company. A majority of shareholders, holding a total of 10,291,821 voted to approve the amendment by written consent dated as of September 27, 2004. The Company plans to mail an Information Statement to all shareholders of the Company describing the action taken on or about November 7, 2004, and the amendment will take effect on the date that is 20 days following the date of mailing the information statement.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31	Section 302 Certifications of Co-Chief Executive Officers and Chief Financial Officer

32	Section 906 Certification of Co-Chief Executive Officers and Chief Financial Officer

(b)	Reports on Form 8-K

The Company filed a Report on Form 8-K dated as of October 5, 2004 announcing third quarter 2004 revenues and comparable restaurant sales.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

October 29, 2004	By:	/s/ PAUL A. MOTENKO
Paul A. Motenko
Chairman of the Board of Directors, Co-Chief
Executive Officer, Vice President and
Secretary

	By:	/s/ JEREMIAH J. HENNESSY
Jeremiah J. Hennessy
Director, Co-Chief Executive Officer and
President

	By:	/s/ LOUIS M. MUCCI
Louis M. Mucci
Chief Financial Officer and Director