Form 10-K
period 2005-01-02
BJs RESTAURANTS INC
filed 2005-03-15
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

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

As of February 18, 2005, 19,812,786 shares of the common stock of the Registrant were outstanding. The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, June 27, 2004, was $174,228,956, calculated based on the closing price of our common stock as reported by the NASDAQ Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant’s Proxy Statement for the Annual Meeting of Shareholders.

BJ’S RESTAURANTS, INC.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

On August 16, 2004, we changed our Company’s name to BJ’s Restaurants, Inc. (NASDAQ symbol BJRI) from Chicago Pizza & Brewery (NASDAQ symbol CHGO). BJ’s Restaurants, Inc. (the “Company” or “BJ’s”) owns and operates 36 restaurants, at the end of fiscal 2004, located in California, Oregon, Colorado, Arizona, Texas and Nevada. A licensee also operates one licensed restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse® which receive the beer it sells from one of our breweries, or a BJ’s Pizza & Grill® which is a smaller format restaurant near either a California beach or college. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie® cookie. Our ten BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s hand-crafted beers are produced and sold.

We were incorporated in California on October 1, 1991 to assume the operation of the then existing five BJ’s restaurants. In January 1995, we purchased the BJ’s restaurants and concept from its founders. Since that time, we have completed the (i) expansion of our BJ’s menu to include high-quality sandwiches, pastas, entrees, specialty salads and desserts; (ii) enhancement of our BJ’s concept through a comprehensive logo and identity program, uniforms, an interior design concept and redesigned signage; (iii) addition of our BJ’s microbreweries to the concept to produce our own hand-crafted beers; and (iv) purchase of the Pietro’s Pizza chain in the Northwest in March 1996, accounting for three currently operating BJ’s restaurants in Oregon. As further described elsewhere herein, effective March 15, 2004, we sold our three Pietro’s Pizza restaurants which serve primarily Pietro’s thin-crust pizza in a very casual counter-service environment to employees of those restaurants.

The popularity of our BJ’s concept continues to grow contributing to comparable sales increases of 3.8%, 3.3%, and 3.3% for the fiscal years 2004, 2003, and 2002, respectively. As is customary for the casual dining segment of the restaurant industry, in calculating comparable sales, we include a restaurant in the comparable base once it has been open for eighteen months.

The opening of our first microbrewery in Brea, California in August 1996 marked the beginning of our production of award-winning, hand-crafted, specialty beers which are distributed to all of our restaurants. The breweries have added an exciting dimension to the BJ’s concept which further distinguishes BJ’s from many other restaurant concepts. In 2002, we received the prestigious Large Brew Pub of the Year award at the Great American Beer Festival in Denver, Colorado. This award was followed by Gold medals at the 2004 Great American Beer Festival, California State Fair and the Los Angeles County Fair.

Our fundamental business strategy is to grow through the additional development and expansion of the BJ’s brand. The BJ’s brand represents exceptional food and specialty beers at a great value, in a fun, casual environment. Our current focus is on the development of the larger footprint BJ’s restaurants in high profile locations with favorable demographics. During 2004, we opened a BJ’s Restaurant and Brewery in Laguna Hills, California and BJ’s Restaurant and Brewhouses in Willowbrook and Plano, Texas, Summerlin, Nevada, Fresno, San Bernardino and Folsom California. During 2003, we opened a BJ’s Restaurant and Brewery in Clear Lake, Texas and BJ’s Restaurant and Brewhouses in Addison, Texas, Cerritos, California and San Jose, California. We anticipate opening BJ’s Restaurant & Brewhouses in Moreno Valley, Corona, San Mateo, San Bruno, and Rancho Cucamonga, California, Tucson and Mesa, Arizona, and Sugarland, Texas and a BJ’s Restaurant and Brewery in Roseville, California in 2005 and we are in negotiations for additional sites in California, Arizona, Colorado, Nevada and Texas.

In addition to developing new BJ’s restaurant and brewery operations, we may pursue acquisition opportunities, which may involve conversions of other restaurant concepts and locations to the BJ’s concept. To date, other than the potential locations listed in Item 2, “Properties”, we have no binding commitments to acquire or convert any other locations.

There can be no assurance that future events both within and outside of our control, including construction problems, delays, additional expenses and difficulties encountered in expansion and conversion of restaurants, will not adversely impact our ability to meet our operational or growth objectives or require additional financing, or that such financing will be available.

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

RESTAURANT CONCEPT AND MENU

We believe the BJ’s restaurant concept has a strong competitive positioning by offering customers excellent food at moderate prices from a broad menu of over 100 items featuring award-winning pizzas, specialty salads, soups, pastas, sandwiches, entrees and desserts.

Our principal objective in developing BJ’s broad menu is to ensure that all items on the menu maintain and enhance BJ’s reputation for quality. BJ’s offers large portions of high quality food, creating an attractive value proposition for our customers. Because of the relatively low food cost associated with pizza and hand crafted beers, which together represent a significant portion of sales, our restaurants are able to maintain favorable gross profit margins on a significant selection of menu items while providing a superior value to the customer. The estimated average check per restaurant guest at our restaurants was $10.00 to $11.00 during 2004.

BJ’s core product, our deep-dish, Chicago-style pizza, has been highly acclaimed since it was originally developed in 1978. This unique version of Chicago-style pizza is unusually light, with a crispy, flavorful crust. We believe BJ’s lighter crust has a broader appeal than other versions of deep-dish pizza. The pizza is topped with high-quality meats, fresh vegetables fresh mozzarella cheese. BJ’s pizza consistently has been awarded “best pizza” honors by restaurant critics and public opinion polls in Orange County, California, where the BJ’s concept originated.

Our BJ’s restaurants provide a variety of beers for every taste, offering a constantly evolving selection of domestic, imported and micro-brewed beers. BJ’s own hand-crafted beers are the focus of the beer selection and feature six standard beers along with a rotating selection of seasonal specialties. While the BJ’s beers are produced predominantly at breweries located in 10 of our restaurants, they are distributed to, and offered at all of the BJ’s restaurants. We believe that internally produced beer provides a variety of benefits, including:

1.	Improved quality and freshness of the BJ’s brewed beers, which are produced under the constant supervision of our Vice President of Brewing Operations.

2.	The production costs of internally brewed beer can be significantly less than purchased beer. The relatively low production costs and premium pricing often associated with micro-brewed beers has a positive impact on income from operations. Profitability of our breweries are maximized when operating at or near capacity.

In addition, we offer outstanding desserts to our guests, including our BJ’s famous Pizookie, which is freshly baked. This is a hot out-of-the-oven, pan-baked, delicious cookie topped with vanilla bean ice cream.

MARKETING

Our marketing program is focused on community-based promotions and customer referrals. Our philosophy relating to the BJ’s restaurants has been to “spend our marketing dollars on the plate,” or use funds that would typically be allocated to marketing to provide an enhanced food, service and ambiance to our existing guests. We believe this is the best way to protect and enhance our guest visit frequency. Our expenditures on advertising and marketing were less than 1% of sales in both 2004 and 2003.

We focus on the local community and charitable causes, providing food and resources for many worthwhile events, which has benefited us in our relations with our surrounding communities. Our commitment to supporting worthwhile causes is exemplified by our “Cookies for Kids” program, which provides a donation to the Cystic Fibrosis Foundation for each Pizookie sold. Our contributions under the “Cookies for Kids” program were $295,000 and $154,000 in 2004 and 2003, respectively. In addition, we donated preopening sales proceeds of $140,000 related to the seven new restaurant openings in 2004 to the Cystic Fibrosis Foundation and approximately $50,000 to local charities.

OPERATIONS

Our policy is to staff our restaurants with qualified, trained and enthusiastic people, who desire to be an integral part of BJ’s fun, casual atmosphere. Prior experience in the restaurant industry is only one of the qualities management looks for in our staff. Enthusiasm, motivation and the ability to interact well with our customers and correctly execute our concept are the most important qualities for BJ’s management and staff.

Our restaurant management and hourly staff undergo thorough formal training prior to assuming their positions at the restaurants. We have designated certain managers, servers and cooks as “trainers” who are responsible for properly training and monitoring all new staff. In addition, our Director of Training & Development manages and maintains our training processes and its related functions.

We purchase our food products from several wholesale distributors. The majority of our food and operating supplies for our California restaurants are purchased from Jacmar Foodservice Distribution, a related party. See “Related Party Transactions”. Our product specifications are very strict and we insist on using fresh, high-quality ingredients.

COMPETITION

The restaurant industry is highly competitive. A great number of restaurants and other food and beverage service operations compete both directly and indirectly with us in many aspects, including food quality and service, the price-value relationship, beer quality and selection, atmosphere, suitable sites for new restaurants and qualified personnel to operate our restaurants, among other factors. Many competitors who use concepts similar to that of ours have been in business longer than we have, have greater consumer awareness and often have substantially greater capital and human resources.

Because the restaurant industry can be significantly affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, weather and the type and number of competing restaurants, any changes in these factors could adversely affect us. In addition, factors such as inflation and increased food, liquor, labor and other employee compensation costs could adversely affect us. We believe, however, that our ability to offer high-quality food at moderate prices with superior service in a distinctive dining environment provides us with substantial competitive advantages.

RELATED PARTY TRANSACTIONS

As of January 2, 2005, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 41.3% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is our largest supplier of food, beverage and paper products. Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with $19.3 million, $14.6 million and $11.5 million of food, beverage and paper products for fiscal 2004, 2003 and 2002, respectively, and 57.1%, 53.5% and 60.0% of our total costs for these products, respectively. We had trade payables to Jacmar related to these products of $2.2 million and $1.1 million at January 2, 2005 and December 28, 2003, respectively.

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

Our restaurants and breweries are subject to “tied house laws” and the “three tier system” of liquor distribution, both of which were introduced at the federal level after the repeal of Prohibition. These laws prohibit brewers from holding retail licenses and require separate licensing for manufacturers, distributors and retailers. Over the last 25 years, “brewpubs” have been legalized at the state level through the loosening of these laws. However, brewpubs are generally licensed as retailers and do not have the same privileges as a microbrewery, and the restrictions imposed on brewpubs vary from state to state. These restrictions may prevent us from operating both brewpubs and restaurants in some states. We believe that we are currently in compliance with the brewpub regulations in the states where we hold licenses. However, there is some risk that a state’s brewpub regulations or the interpretation of these regulations will change in a way that might impact our current model of manufacturing beer and/or supplying beer to our restaurants in that state.

EMPLOYEES

At February 9, 2005, we employed 3,943 employees at our 36 restaurants. We also employed 60 administrative and field supervisory personnel at our corporate offices. We believe that we maintain favorable relations with our employees, and currently no unions or collective bargaining arrangements exist.

INSURANCE

We maintain workers’ compensation, general liability and property insurance coverage with deductibles and limits that we believe are currently appropriate for our operations. However, there is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits, or that we can continue to obtain and maintain such insurance at all or that our premium costs will not rise to an extent that they adversely affect our ability to economically obtain or maintain such insurance.

TRADEMARKS AND COPYRIGHTS

Our registered trademarks and service marks include, among others, the word mark “BJ’s Chicago Pizzeria”, and our stylized logo, which includes the words “BJ’s Pizza, Grill, Brewery”. In addition, we have registered the word marks “BJ’s Restaurant & Brewery,” “BJ’s Restaurant & Brewhouse” and “BJ’s Pizza & Grill,” for our restaurant services and “BJ’s Tatonka” and “Harvest Hefeweizen” for our proprietary beer and “Pizookie” for our proprietary dessert. We have registered all of our marks with the United States Patents and Trademark Office. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concepts. However, there are other restaurants using the name BJ’s throughout the United States. We have in the past, and expect to continue to, vigorously protect our proprietary rights. We cannot predict; however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly.

ITEM 2.	PROPERTIES

RESTAURANT LOCATIONS AND EXPANSION PLANS

The following table sets forth, as of February 18, 2005, data regarding our existing restaurants and potential restaurant locations for 2005 and 2006 that have signed leases or binding letters of intent:

	Year Opened/ Acquired	Square Feet
CALIFORNIA
Huntington Beach	1994	3,430
Balboa	1995	2,600
La Jolla Village	1995	3,000
Laguna Beach	1995	2,150
Belmont Shore	1995	2,910
Westwood Village, Los Angeles	1996	2,450
Brea (Microbrewery)	1996	10,000
Arcadia	1999	7,371
Woodland Hills (Microbrewery)	1999	13,000
La Mesa	1999	7,200
Valencia	1999	7,000
West Covina (Microbrewery)	2000	12,000
Huntington Beach II	2000	8,031
Burbank	2000	11,000
Irvine	2001	7,826
Oxnard (Microbrewery)	2002	10,164
Cupertino	2002	8,300
Westlake Village	2002	8,626
Cerritos	2003	10,848
San Jose	2003	7,315
San Bernardino	2004	7,834
Fresno	2004	8,110
Folsom	2004	7,581
Laguna Hills (Microbrewery)	2004	10,125
Rancho Cucamonga*	2005	8,110
Roseville (Microbrewery)*	2005	9,437
Corona*	2005	6,949
Moreno Valley*	2005	6,949
San Bruno*	2005	8,869
San Mateo*	2005	8,300
Vacaville**	2006	7,459
ARIZONA
Chandler (Microbrewery)	2001	8,800
Mesa*	2005	7,459
Tucson*	2005	7,650
Desert Ridge**	2006	7,650
COLORADO
Boulder (Microbrewery)	1997	5,500
NEVADA
Summerlin	2004	8,113
TEXAS
Lewisville	2002	8,300
Clear Lake (Microbrewery)	2003	10,709
Addison	2003	7,649
Willowbrook	2004	7,289
Plano	2004	8,113
Sugarland*	2005	7,459
HAWAII
Lahaina, Maui (licensed restaurant)	1994	3,430
OREGON
Jantzen Beach (Microbrewery)	1996	7,932
Eugene IV	1996	4,345
Portland (Lloyd Center) (Microbrewery)	1996	4,341

*	Currently expected to open in 2005.
**	Currently expected to open in 2006.

In addition to the above locations, we are evaluating other potential locations in California, Arizona, Colorado, Nevada, and Texas. Our ability to open additional restaurants will depend upon a number of factors, including, but not limited to, the availability of qualified restaurant management staff and other personnel, the cost and availability of suitable locations, regulatory limitations regarding common ownership of breweries and restaurants in certain states, cost effective and timely construction of restaurants (which can be delayed by a variety of controllable and non-controllable factors), and securing of required governmental permits and approvals. There can be no assurance that we will be able to open our planned restaurants in a timely or cost effective manner, if at all.

All of our restaurants are on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent, subject to regional cost-of-living increases, and other leases include base rent with specified periodic increases. Additionally, many leases require contingent rent based on a percentage of gross sales. In addition, certain of our leases expire in the near future, and contain options to renew. No assurance can be given that leases can be renewed, or, if renewed, that rents will not increase substantially, both of which would adversely affect us. Other leases are subject to renewal at fair market value, which could involve substantial increases. Total lease expense in 2004 was $7.1 million.

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

Our corporate office is located in a 9,117 square-foot leased facility in Huntington Beach, California. The lease expires on September 30, 2006 and currently provides for $177,000 in annual rent as well as additional charges for taxes and operating expenses. We may seek to expand our leased corporate office space in the future, commensurate with the anticipated growth of our operations.

On June 15, 2003, we closed a BJ’s restaurant in Oregon. The net book value of the restaurant’s assets was included in the reserve for restaurant closures; therefore, no loss was recorded in 2003 as a result of the closing.

In the fourth quarter of 2003, the successor tenant at our restaurant location that was sold in 2002 became delinquent in rent payments. The landlord sought relief under our guarantee of the lease liability. In February 2004, the landlord released us from any additional liability in exchange for a cash payment of $55,000, which was included in our closed restaurant reserve at December 28, 2003.

On January 3, 2005, we closed our Seal Beach pizza & grill restaurant, which was on a monthly lease since February 2004. We recorded a fixed asset write-down of $38,000 in fiscal 2004 related to this closure.

ITEM 3.	LEGAL PROCEEDINGS

Restaurants such as those operated by us are subject to litigation in the ordinary course of business, most of which we expect to be covered by our general liability insurance, subject to certain deductibles and coverage limits. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims, employee unfair practice claims or any other actions. We could be affected by the adverse publicity resulting from allegations, regardless of whether or not such allegations are valid or whether we are determined to be liable. We believe that the final disposition of any such lawsuits and claims will not have a material adverse effect on our financial positions, results of operations or liquidity.

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On March 10, 2003, a former employee of ours, on behalf of himself and other employees and former employees of ours similarly situated and working in California, filed a class action complaint in the Superior Court of California for the County of Orange against us. The complaint alleges that we violated provisions of the California Labor Code covering meal and rest beaks for employees, along with associated acts of unfair competition and seeks payment of wages for all meal and rest breaks allegedly denied to our California employees for the period from October 1, 2000 to the present. We have reached an agreement with the class counsel to settle the meal and rest break class action case pending in California, and the settlement has been approved by the court. The amount of the settlement was developed from mediation, which was concluded in December of 2003. Accordingly, we recorded $950,000 in other expense during the fourth quarter of 2003 to reflect this liability at December 28, 2003. The amount of the settlement was reduced to $900,000 based upon subsequent court determination and the $50,000 reversal was reflected in the second quarter ended June 27, 2004. On January 3, 2005, the settlement was paid in full.

On February 5, 2004, another former employee of ours, on behalf of herself, and all others similarly situated, filed a class action complaint in Los Angeles County Superior Court, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the Plaintiff stipulated to dismiss her second, third, fourth, and fifth causes of action. During September 2004, the Plaintiff stipulated to arbitration of the action. No further court action has been taken since that date. The outcome of this matter cannot be ascertained at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Board of Directors unanimously approved and recommended that the shareholders vote to approve the increase in the number of directors to a range of 7 to 13 directors. Our shareholders holding a majority of the voting power of the Company approved the Proposal pursuant to a written consent dated September 27, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

On October 8, 1996, our Common Stock became listed on the NASDAQ Small Cap Market (“NASDAQ”) (Symbols CHGO) in connection with our Initial Public Offering. On July 23, 2002, our Common Stock was approved for a NASDAQ National Market listing. On August 16, 2004, we formerly changed our name to BJ’s Restaurants, Inc. (Symbol: BJRI).

On February 1, 2005, the closing price of our Common Stock was $15.50 per share. The table below shows our high and low common stock sales prices as reported by NASDAQ. The sales prices represent inter-dealer quotations without adjustments for retail mark-ups, mark-downs or commissions.

	Common Stock
	High	Low
Fiscal year ended January 2, 2005
First Quarter	$15.32	$11.99
Second Quarter	$15.92	$12.95
Third Quarter	$15.87	$13.25
Fourth Quarter	$17.20	$13.73
Fiscal year ended December 28, 2003
First Quarter	$7.21	$5.53
Second Quarter	$10.13	$7.02
Third Quarter	$12.74	$10.00
Fourth Quarter	$15.21	$11.75

As of February 1, 2005 we had 117 shareholders of record.

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

	Fiscal Year(4)
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated statements of income data:
Revenues	$129,049	$102,959	$75,705	$64,683	$52,346
Costs and expenses:
Cost of sales	33,819	27,281	19,241	17,415	14,456
Labor and benefits	46,330	36,828	28,057	23,196	18,772
Occupancy	9,435	7,889	5,970	4,963	4,160
Operating expenses	14,181	11,780	8,361	6,843	5,520
General and administrative	10,790	8,522	7,782	5,056	3,922
Depreciation and amortization	5,249	3,928	2,714	2,117	2,002
Restaurant opening expense	2,918	1,467	1,717	734	943
Gain on sale of Pietro’s restaurants	(1,658)	—	—	—	—
Restaurant closing expense (recovery)(1)	20	(25)	(8)	(799)	1,517

Total costs and expenses	121,084	97,670	73,834	59,525	51,292
Income from operations	7,965	5,289	1,871	5,158	1,054
Other income (expense):
Interest income (expense), net	421	376	262	(345)	(549)
Other income (expense), net(2)	165	(228)	414	168	(38)

Total other income (expense)	586	148	676	(177)	(587)
Income before taxes	8,551	5,437	2,547	4,981	467
Income tax (expense) benefit(3)	(2,286)	(1,844)	(880)	(1,804)	1,477

Net income	$6,265	$3,593	$1,667	$3,177	$1,944

Net income per share:
Basic	$0.32	$0.18	$0.10	$0.33	$0.25

Diluted	$0.30	$0.18	$0.09	$0.30	$0.25

Weighted average shares outstanding:
Basic	19,498	19,422	17,273	9,515	7,658

Diluted	20,570	20,482	18,775	10,419	7,770

Consolidated balance sheets data (end of period):
Cash and cash equivalents	$3,766	$4,899	$28,440	$8,903	$1,405
Investments	15,775	22,041	3,681	—	—
Total assets	100,866	83,705	77,849	40,255	29,992
Total long-term debt (including current portion)	—	153	561	4,345	6,059
Minority interest	—	—	—	—	263
Shareholders’ equity	78,780	71,051	66,616	28,095	15,043

(1)	Fiscal 2000 includes a $1.4 million charge related to costs associated with the expected closing of four restaurants in 2001. Fiscal 2001 represents a gain of $799,000 resulting from the sale of three Oregon restaurants in 2001 and the closure of an additional Oregon restaurant in early 2002 on terms more favorable than anticipated.
(2)	Fiscal 2001 includes a net gain of $119,000 from the sale of the Lahaina partnership interest. Fiscal 2002 includes increased lottery earnings from our Pietro’s Pizza locations and license fee income from our interest in the BJ’s Lahaina, Maui, Hawaii location.

Fiscal 2003 includes a $950,000 charge related to our meals & rest period settlement, partially offset by a $250,000 benefit related to other settlement proceeds.
(3)	Fiscal 2004 and 2000 include a $298,000 and $1.7 million benefit for the elimination of the net deferred tax asset valuation allowances, respectively.
(4)	Fiscal 2004 consists of 53 weeks. All other fiscal years consist of 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. Our actual results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein: (i) our ability to manage an increasing number of new restaurant openings, (ii) construction delays, (iii) labor shortages, (iv) minimum wage increases (v) food quality and health concerns, (vi) factors that impact California, where 25 of our current 36 restaurants are located, (vii) restaurant and brewery industry competition, (viii) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (ix) consumer trends, (x) potential uninsured losses and liabilities, (xi) fluctuating commodity costs including food and energy, (xii) trademark and servicemark risks, (xiii) government regulations, (xiv) licensing costs, and (xv) other general economic and regulatory conditions and requirements.

GENERAL

We own and operate 36 restaurants, at the end of fiscal 2004, located in California, Oregon, Colorado, Arizona, Texas and Nevada and receive fees from one licensed restaurant in Lahaina, Maui. Each of our restaurants are operated either as a BJ’s Restaurant & Brewery, a BJ’s Restaurant & Brewhouse, or a BJ’s Pizza & Grill restaurant. Our menu features our award-winning, signature deep-dish pizza, our own handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. We have ten BJ’s Restaurant & Brewery restaurants that feature in-house brewing facilities where our handcrafted beers are produced.

In calculating our comparable restaurant revenues, we include a restaurant in the comparable base once it has been opened for eighteen periods.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Income expressed as percentages of total revenues.

	Fiscal Year
	2004	2003	2002	2001	2000
Consolidated statements of income data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.2	26.5	25.4	26.9	27.6
Labor and benefits	35.9	35.8	37.1	35.9	35.9
Occupancy	7.3	7.7	7.9	7.7	7.9
Operating expenses	11.0	11.4	11.0	10.6	10.5
General and administrative	8.4	8.3	10.3	7.8	7.5
Depreciation and amortization	4.1	3.8	3.6	3.3	3.8
Restaurant opening expense	2.3	1.4	2.3	1.1	1.8
Gain on sale of Pietro’s restaurants	(1.3)	—	—	—	—
Restaurant closing expense (recovery)	—	—	—	(1.2)	2.9

Total costs and expenses	93.9	94.9	97.6	92.1	97.9
Income from operations	6.1	5.1	2.4	7.9	2.1
Other income (expense):
Interest income (expense), net	0.3	0.4	0.3	(0.5)	(1.0)
Other income (expense), net	0.1	(0.2)	0.5	0.3	(0.1)

Total other income (expense)	0.4	0.2	0.8	(0.2)	(1.1)
Income before taxes	6.5	5.3	3.2	7.7	1.0
Income tax (expense) benefit	(1.8)	(1.8)	(1.2)	(2.8)	2.8

Net income	4.7%	3.5%	2.0%	4.9%	3.8%

FISCAL YEAR 2004 (53 WEEKS) COMPARED TO FISCAL YEAR 2003 (52 WEEKS)

Revenues. Total revenues for 2004 increased to $129.0 million from $103.0 million in 2003, an increase of $26.0 million or 25.2%. The increase is primarily the result of:

•	The opening of the following new locations provided additional revenues of $23.3 million in 2004 when compared with 2003:

Location	Concept	Opening Date
Cerritos, California	Restaurant & Brewhouse	July 2003
San Jose, California	Restaurant & Brewhouse	October 2003
Willowbrook, Texas	Restaurant & Brewhouse	January 2004
Laguna Hills, California	Restaurant & Brewery	June 2004
Summerlin, Nevada	Restaurant & Brewhouse	June 2004
Fresno, California	Restaurant & Brewhouse	July 2004
San Bernardino, California	Restaurant & Brewhouse	September 2004
Folsom, California	Restaurant & Brewhouse	October 2004
Plano, Texas	Restaurant & Brewhouse	December 2004

•	An increase in our same restaurants’ revenues for the comparable 53 week period of $3.3 million or 3.8%. This increase is primarily due to (1) an increase in customer counts, (2) a menu price increase of approximately 1.5% effective during May 2003, and an additional increase of approximately 2% effective during November 2003 and (3) a soda and beer price increase of 0.5% effective during May and October 2004, respectively.

•	The above-mentioned increases were partially offset by approximately $2.4 million of revenues related to the revenue of our three Pietro’s restaurants on March 15, 2004.

•	Fiscal 2004 consisted of 53 weeks compared to 52 weeks for fiscal 2003. After adjusting for $3.3 million of restaurant revenues contributed by the additional operating week, restaurant revenues would have increased by 22.0% to $22.7 million for fiscal 2004 on a 52-week basis.

Cost of Sales. Cost of food, beverages and paper for our restaurants increased to $33.8 million during the 53 weeks ended January 2, 2005 from $27.3 million during the 52 week period of 2003, an increase of $6.5 million or 23.8%. As a percentage of revenues, cost of sales decreased to 26.2% for the current 53 week period from 26.5% for the prior-year 52 week period. This decrease is a result of increased menu prices and our continuing efforts to monitor costs, especially in our Texas market where we have reduced our purchase prices through improved vendor pricing due to increased volumes and new restaurants. We provide our customers a large variety of menu items which are not dependent on a single group of commodities. During 2004, commodity prices for meat increased while dairy products decreased in comparison to 2003. We continue to work with our vendors to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions.

Labor and Benefits. Labor and benefit costs for our restaurants increased to $46.3 million during the 53 weeks ended January 2, 2005 from $36.8 million during the 52 week period of 2003, an increase of $9.5 million or 25.8%. This increase was substantially due to the 25.2% increase in total revenues for 2004. As a percentage of revenues, labor and benefit costs increased to 35.9% for the current 53 week period from 35.8% for the prior-year 52 week period. This slight increase is primarily due to the fact that new restaurants run higher labor for the first 90 days after opening and we have 2 restaurants as of January 2, 2005, which has not yet met the 90 day threshold as compared to one restaurant in 2003.

Occupancy. Occupancy costs increased to $9.4 million during the 53 weeks ended January 2, 2005 from $7.9 million during the 52 week period of 2003, an increase of $1.5 million or 19.0%. The increase reflects the seven additional restaurants we opened during 2004, the 25.2% increase in total revenues for 2004, partially offset by the sale of our 3 Pietro’s restaurants on March 15, 2004. As a percentage of revenues, occupancy costs decreased to 7.3% in 2004 from 7.7% in 2003. This decrease is primarily due to the fact that five out of the eleven restaurants opened the last two years were ground leases with monthly lease payments below our historical rent levels.

Operating Expenses. Operating expenses increased to $14.2 million during the 53 weeks ended January 2, 2005 from $11.8 million during the 52 week period of 2003, an increase of $2.4 million or 20.3%. As a percentage of revenues, operating expenses decreased to 11.0% for the current 53 week period from 11.4% for the prior-year 52 week period. This decrease is a result of increased menu prices, increased same restaurant revenues of 3.8% and continued expense containment initiatives.

General and Administrative Expenses. General and administrative expenses increased to $10.8 million during the 53 weeks ended January 2, 2005 from $8.5 million during the 52 week period of 2003, an increase of $2.3 million or 27.1%. As a percentage of revenues, general and administrative expenses increased to 8.4% for the current 53 week period from 8.3% for the prior-year 52 week period. This increase is primarily the result of (1) increased bonus payments as we obtained our budgeted plan for fiscal 2004, (2) severance payments of $498,000 to three corporate employees and (3) $381,000 related to Sarbanes Oxley compliance costs.

Depreciation and Amortization. Depreciation and amortization increased to $5.2 million during the 53 weeks ended January 2, 2005 from $3.9 million during the 52 week period of 2003, an increase of $1.3 million or 33.3%. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment totaling $20.7 million for the seven restaurants opened in 2004 and $11.7 million for the four restaurants opened in 2003, coupled with three restaurants opened over the last year that had ground leases resulting in higher leasehold improvement costs. In addition, restaurant opening costs were incurred in both years for restaurant openings which were in progress.

Restaurant Opening Expense. Restaurant opening expense increased to $2.9 million during the 53 weeks ended January 2, 2005 from $1.5 million during the 52 week period of 2003, an increase of $1.4 million. This increase is primarily due to opening costs related to seven restaurant openings in 2004 when compared to four restaurant openings in 2003. In addition, we incurred restaurant opening expense in both years for restaurants which were in progress of opening. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process. Furthermore, approximately $499,000 of the increase is related to the correction of our holiday rent accounting.

Interest Income, Net. Net interest income, increased to $421,000 during the 53 weeks ended January 2, 2005 from $376,000 during the 52 week period of 2003, an increase of $45,000. This increase is primarily due to the repayment of our related party debt and other long term debt at the beginning of 2004.

Other Income, Net. Net other income increased to $165,000 during the 53 weeks ended January 2, 2005 from a net expense of ($228,000) in the 52 week period of 2003, an increase of $393,000. The increase was primarily due to (1) the $950,000 charge related to our meal & rest periods settlement in 2003 offset by the $250,000 received in connection with another settlement, (2) decreased license fee income from our interest in the BJ’s Lahaina, Maui, Hawaii restaurant and (3) the sale of our Pietro’s restaurants in 2004 which generated gaming income.

Income Tax Expense. Income tax expense increased to $2.3 million during the 53 weeks ended January 2, 2005 from $1.8 million during the comparable 52 week period of 2003, an increase of $500,000. The increase was primarily due to increased income before taxes of $3.1 million offset by the reduction of our tax reserve and valuation allowance of $503,000. Our effective income tax rate for the 53 weeks ended January 2, 2005 was 26.7% compared to 33.9% for the comparable 52 week period of 2003. Our effective rate decreased due to additional utilization of FICA tip credits, and the reduction of our tax reserve and valuation allowance.

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

Revenues. Total revenues for 2003 increased to $103.0 million from $75.7 million in 2002, an increase of $27.3 million or 36.1%. The increase is primarily the result of:

•	The opening of the following new locations provided additional revenues of $26.2 million in 2003 when compared with 2002:

Location	Concept	Opening Date
Westlake, California	Restaurant & Brewhouse	August 2002
Oxnard, California	Restaurant & Brewery	September 2002
Lewisville, Texas	Restaurant & Brewhouse	November 2002
Cupertino, California	Restaurant & Brewhouse	December 2002
Clear Lake, Texas	Restaurant & Brewery	January 2003
Addison, Texas	Restaurant & Brewhouse	May 2003
Cerritos, California	Restaurant & Brewhouse	July 2003
San Jose, California	Restaurant & Brewhouse	October 2003

•	An increase in our same restaurants revenues for the comparable year of $2.2 million or 3.2%. This increase is primarily due to an increase in customer counts, a menu price increase of approximately 1.5% effective during May 2003, an additional increase of approximately 2% effective during November 2003 and the fact that the year ended January 2, 2005 had one additional day of revenues.

•	The above-mentioned increases were partially offset by $893,000 of revenues related to the closure of our Pietro’s Eugene, Oregon restaurant on February 28, 2002, Pietro’s Portland, Oregon restaurant (Lombard Street) on December 31, 2002, and our BJ’s Portland, Oregon restaurant (Stark Street) on June 15, 2003.

Cost of Sales. Cost of food, beverages and paper for our restaurants increased to $27.3 million in 2003 from $19.2 million in 2002, an increase of $8.1 million or 42.2%. As a percentage of revenues, cost of sales increased to 26.5% in 2003 from 25.4% in 2002. This increase is a result of the following: (i) conducting business in new markets where we have a higher cost of sales mix and higher per unit purchase costs and (ii) an increase in selected commodity costs primarily cheese and beef.

Labor and Benefits. Labor and benefits costs for our restaurants increased to $36.8 million in 2003 from $28.1 million in 2002, an increase of $8.7 million or 31.0%. As a percentage of revenues, labor and benefits costs decreased to 35.8% in 2003 from 37.1% in 2002. This decrease was primarily a result of management directed productivity improvements at the restaurant level and the presence of more restaurants in tip credit states. In tip credit states, which include Texas, Arizona and Colorado, we are permitted to reduce hourly labor rates up to approximately $4.00 per hour.

Occupancy. Occupancy costs increased to $7.9 million in 2003 from $6.0 million in 2002, an increase of $1.9 million or 31.7%. The increase reflects the four additional restaurants we opened in August, September, November and December 2002 and the four additional restaurants we opened in January, May, July and October 2003, partially offset by the closure of our Pietro’s Portland, Oregon restaurant (Lombard Street) in December 2002 and our BJ’s Portland, Oregon restaurant (Stark Street) in June 2003. As a percentage of revenues, occupancy costs decreased to 7.7% in 2003 from 7.9% in 2002. This decrease was primarily due to the fact that four out of the eight restaurants opened during 2003 had ground leases with monthly lease payments below our historical rent levels.

Operating Expenses. Operating expenses increased to $11.8 million in 2003 from $8.4 million in 2002, an increase of $3.4 million or 40.5%. As a percentage of revenues, operating expenses increased to 11.4% in 2003 from 11.0% in 2002. The increase was primarily due to the following: (i) increased utility costs, (ii) increased repair and maintenance costs related to restaurants open for a number of years, (iii) increased supply costs related to the implementation of a management driven labor productivity program, and (iv) increased marketing costs related to new markets and the continuing promotion of existing markets. Operating expenses include restaurant-level operating costs, the major components of which include marketing, repairs and maintenance, insurance, supplies, credit cards, and utilities.

General and Administrative Expenses. General and administrative expenses increased to $8.5 million in 2003 from $7.8 million in 2002, an increase of $700,000 or 9.0%. As a percentage of revenues, general and administrative expenses decreased to 8.3% in 2003 from 10.3% in 2002. This decrease was primarily due to a 36.1% increase in revenues versus an increase of 9.0% in general and administrative costs as the 2002 expenditures for infrastructure were spread across higher sales volumes.

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

Restaurant Opening Expense. Restaurant opening expense decreased to $1.5 million in 2003 from $1.7 million in 2002, a decrease of $200,000. The overall decrease was primarily due to management directed programs to enhance expense control and reduce new employee hiring costs. Additionally, 2003 includes costs of $177,000 related to our Willowbrook, Texas restaurant that opened in January 2004, but were offset by $112,000 of costs incurred in 2002 related to our Clear Lake, Texas restaurant that opened in January 2003.

Restaurant Closing (Recovery) Expense. During 2003, our restaurant closure reserve was reduced by $56,000, of which $31,000 was utilized for property, equipment and lease payments in connection with the closure of our Stark and Lombard restaurants in Oregon. The remaining balance of $25,000 was recorded as a reduction in our restaurant closure expense primarily due to more favorable lease settlements than we anticipated. At January 2, 2005, the balance of our reserve, which included $55,000 in current liabilities and $74,000 in long-term liabilities, was for the lease liability related to our Lombard restaurant and the remaining lease liability related to our McMinnville restaurant that was sold in 2001.

Interest Income (Expense), Net. Net interest income (expense) increased to $376,000 in 2003 from $262,000 in 2002, an increase of $114,000. During 2002, approximately 7.3 million redeemable warrants and approximately 188,000 stock options were exercised, providing approximately $36.3 million in cash proceeds to us, net of approximately $229,000 of related costs. The overall increase in interest income, net is primarily due to a decrease in interest expense related to the payoff of our term loan in April 2002 with an outstanding balance of $3.1 million offset by the decrease in interest income primarily due to (i) less cash to invest after the opening of our four new restaurants over the past year and (ii) decreased interest rates.

Other (Expense) Income, Net. Net other (expense) income decreased to ($228,000) in 2003 from $414,000 in 2002, a decrease of $642,000. The decrease was primarily due to the $950,000 charge related to our meals & rest periods settlement, offset by the $250,000 received in connection with another settlement and increased gaming income at our Pietro’s Pizza locations.

Income Tax Expense. Income tax expense increased to $1.8 million in 2003 from $880,000 in 2002, an increase of $920,000 or 104.5%. The increase was primarily due to increased income before taxes of $2.9 million. Additionally, our effective tax rate decreased from 34.6% in 2002 to 33.9% in 2003 as a result of higher utilization of our FICA credits.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are principally related to restaurant growth plans. Similar to many restaurant chains, we utilize operating lease arrangements for substantially all of our restaurant locations. We believe that our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not required to be reflected as indebtedness on our consolidated balance sheet, the minimum rents and related fixed asset obligations under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. We also require capital resources to maintain our existing base of restaurants and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant, since our restaurant guests pay for their food and beverage purchases in cash or credit cards, at the time of the sale, thus we are able to sell many of our inventory items before we have to pay our suppliers of such items.

Our cash flows from operating activities, as detailed in the consolidated statements of cash flows, provided $16.4 million of net cash during the 53 weeks ended January 2, 2005, a $7.5 million increase from the $8.9 million generated during the 52 week period of 2003. The increase in cash from operating activities for the 53 weeks ended January 2, 2005, in comparison to 52 weeks ended December 28, 2003, is primarily due to the timing of payments to vendors included in accounts payable, increased prepaids and other assets due to the timing of rent payments and increased net income, partially offset by the gain on sale of Pietro’s restaurants.

Total capital expenditures for the acquisition of our restaurant and brewery equipment and leasehold improvements to construct new restaurants were $24.2 million for the 53 weeks ended January 2, 2005. These expenditures were primarily related to the development of our new restaurants during the year in Willowbrook, Texas, Summerlin, Nevada, Laguna Hills, Fresno, San Bernardino, and Folsom, California and Plano, Texas and the construction of our Rancho Cucamonga, Moreno Valley, Roseville, San Bruno, and Corona California and our Mesa and Tucson, Arizona locations. In addition, for the 53 weeks ended January 2, 2005, total capital expenditures related to the maintenance of existing restaurants were $1.5 million.

We have signed leases for, and plan to open restaurants in Sugarland, Texas, Roseville, Moreno Valley, Corona, Rancho Cucamonga, San Bruno, and San Mateo California and Tucson and Mesa Arizona in 2005.

In recent years, we have funded our capital requirements primarily through cash flows from operations and proceeds received from the exercise of redeemable warrants during 2002. Our capital requirements related to opening additional restaurants will continue to be significant. We anticipate total capital expenditures between $25 million and $27 million in 2005 with the majority of expenditures associated with the new restaurant openings previously stated. Other capital expenditures are expected to be consistent with prior year trends and will be primarily directed toward capital maintenance associated with existing restaurants. We expect to fund all capital requirements for fiscal 2005 using operating cash flows, our cash on hand and investments. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash flow and our cash and investments balances together with anticipated cash flows from operations and expected landlord construction contributions should be sufficient to satisfy our working capital and capital expenditure requirements through fiscal 2006.

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional financing sooner than anticipated. The Company has initiated discussions with various financial institutions and bankers to consider alternative methods to obtain capital or debt financing, as needed. Additional financing may not be available on acceptable terms, or at all. Failure to obtain additional financing, as needed, could have a material adverse effect on our future growth plans, business and results of operations.

SALE OF PIETRO’S RESTAURANTS

In February 2004, we executed an agreement to sell our three Pietro’s restaurants effective on March 15, 2004, resulting in a $1.7 million pre-tax gain. The buyers, formerly employees, purchased the restaurant assets and related trademarks for the Pietro’s brand. The $2.2 million sales price includes cash proceeds of $1.3 million and two notes receivable from the buyers totaling $950,000, with terms of five and ten years. The ten-year note is in the amount of $700,000, bears interest at prime plus one percent with a minimum interest rate of 5% and a maximum interest rate of 7% and requires fixed monthly payments of principal and interest over the ten-year term. The five-year note is in the amount of $250,000, bears interest at prime plus one percent and requires fixed monthly payments of principal and interest over the five-year term. Our notes are subordinated to the buyer’s SBA loan. Principal payments to the Company on both notes were prohibited for the first six months by the buyer’s SBA loan.

For these three Pietro’s restaurants sold, sales were $644,000 and $767,000 and pre-tax income was $111,000 and $154,000 for the thirteen weeks ended March 28, 2004 and March 30, 2003, respectively. The net book value of the assets sold as of March 28, 2004 was $500,000.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of January 2, 2005, we are not involved in any unconsolidated VIE transactions.

IMPACT OF INFLATION

The impact of inflation on food, labor, energy and occupancy costs can significantly affect our operations. Many of our employees are paid hourly rates related to Federal and State minimum wage laws. Minimum wages have been increased numerous times and remain subject to future increases.

While we have been able to react to inflation and other changes in our costs of key operating expenses by gradually increasing prices for our menu items, combined with reduced purchasing costs, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. Competitive conditions could limit our menu pricing flexibility. We cannot guarantee that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. Many of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

SEASONALITY AND ADVERSE WEATHER

Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher volume periods than other periods of the year. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening costs. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies require the greatest amount of subjective or complex judgments by management and are important to portraying our financial condition and results of operations. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Property and Equipment

We record all property and equipment at cost. Property and equipment accounting requires estimates of the useful lives for the assets for depreciation purposes and selection of depreciation methods. We believe the useful lives reflect the actual economic life of the underlying assets. We have elected to use the straight-line method of depreciation over the estimated useful life of an asset or the primary lease term of the respective lease, whichever is shorter. Renewals and betterments that materially extend the useful life of an asset are capitalized while maintenance and repair costs are charged to operations as incurred. Judgment is often required in the decision to distinguish between an asset which qualifies for capitalization versus an expenditure which is for maintenance and repairs.

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of January 2, 2005, no impairment indicators have been identified.

Self Insurance Liability

We are self-insured for a portion of our employee workers’ compensation program. We maintain coverage with a third party insurer to limit our total exposure for this program. The accrued liability associated with this program is based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is not discounted and is based on information provided by our insurance broker and insurer, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.

Income Taxes

We provide for income taxes based on our estimate of federal and state tax liabilities. Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expense allowable for tax purposes. We usually file our income tax returns several months after our fiscal year-end. We file our tax returns with the advice and compilation of tax consultants. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretation of the tax laws.

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

Leases

We lease all of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. All of our restaurant leases are classified as operating leases pursuant to the requirements of SFAS 13. We disburse cash for leasehold improvements and furniture fixtures and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord construction contributions can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

As permitted by Statement 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $479,000, $366,000 and $250,000 in fiscal 2004, 2003 and 2002, respectively.

Statement 123(R) must be adopted no later than the first interim or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 4, 2005, which is the first day of our fiscal third quarter of 2005.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future estimated cash payments under existing contractual obligations as of January 2, 2005, including estimated cash payments due by period (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating Leases(1)	$63,102	$5,635	$10,623	$9,571	$37,273

Total	$63,102	$5,635	$10,623	$9,571	$37,273

(1)	For more detailed description of our operating leases, refer to note 5 in the accompanying Consolidated Financial Statements.

Additionally, we have entered into lease agreements related to the construction of future restaurants with commencement dates subsequent to January 2, 2005. Our aggregate future commitment relating to these leases is $15.7 million.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the 53 weeks ended January 2, 2005, the average interest rate earned on cash and cash equivalents and investments was approximately 1.6%.

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

ITEM 8.	FINANCIAL STATEMENTS

See the Index to Financial Statements attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Co-Chairman, Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15 and 15d-15 promulgated under Securities Exchange Act 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BJ’s Restaurants, Inc. maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BJ’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that BJ’s Restaurants, Inc. maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, BJ’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BJ’s Restaurants, Inc. as of January 2, 2005 and December 28, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 2, 2005 of BJ’s Restaurants, Inc. and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Irvine, California

March 10, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 2, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 2, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 2, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 2, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 2, 2005.

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

(3)	EXHIBITS

Exhibit Number	Description

2.1	Asset Purchase Agreement by and between the Company and Roman Systems, Inc. incorporated by reference to Exhibit 2.2 of the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

2.2	Secured Promissory Note by and between the Company and Roman Systems, Inc. filed as Exhibit 2.3 of the Registration Statement.

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 1 of the Registration Statement.

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Registration Statement.

3.3	Certificate of amendment of Articles of Incorporation as adopted on August 2, 2004 for the purposes of changing the name of the Corporation from Chicago Pizza & Brewery, Inc. to BJ’s Restaurants, Inc.

3.4	Amendment to Bylaws of the Company as adopted on November 4, 2004 for the purpose of increasing the range of directors on our Board of Directors to a minimum of 7 directors and a maximum of 13 directors

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

4.2	Warrant Agreement, incorporated by reference to Exhibit 4.2 of the Registration Statement

4.3	Specimen Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.3 of the Registration Statement.

4.4	Form of Representative’s Warrant, incorporated by reference to Exhibit 4.4 of the Registration Statement.

10.3	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.

10.4	BJ’s Restaurants, Inc. Amended and Restated Stock Option Plan.

10.9	Employment Agreement dated January 1, 2001 between the Company and P.A. Motenko, employed as Co-Chief Executive Officer and Co-Chairman of the Board of Directors, incorporated by reference to Exhibit 10.9 of the 2000 Annual Report.

10.10	Employment Agreement dated January 1, 2001 between the Company and J.J. Hennessy, employed as Co-Chief Executive Officer and Co-Chairman of the Board of Directors, incorporated by reference to Exhibit 10.10 of the 2000 Annual Report.

10.12	Stock Purchase Agreement by and between the Company, The Jacmar Companies and William H. Tilley dated February 22, 2001, incorporated by reference to Exhibit 10.12 of the 2000 Annual Report.

10.13	Facilitation Agreement between BJ Chicago LLC (“LLC”) and BJ’s Restaurants, Inc. dated December 20, 2000 in furtherance of the Stock Purchase Agreement between LLC and ASSI, Inc, incorporated by reference to Exhibit 10.13 of the 2000 Annual Report.

Exhibit Number	Description

10.15	Option Agreement dated December 20, 2000 between the Company and Paul A. Motenko to purchase shares of the Company’s common stock, incorporated by reference to Exhibit 10.15 of the 2000 Annual Report.

10.16	Option Agreement dated December 20, 2000 between the Company and Jeremiah J. Hennessy to purchase shares of the Company’s common stock, incorporated by reference to Exhibit 10.16 of the 2000 Annual Report.

10.25	Employment Agreement dated March 20, 2002 between the Company and Michael A. Nahkunst, employed as Chief Operating Officer, incorporated by reference to Exhibit 10.25 of the 2002 Annual Report.

10.27	Employment Agreement dated March 15, 2004 between the Company and Louis M. Mucci, employed as Chief Financial Officer, incorporated by reference to Exhibit 10.27 of the 2004 Annual Report.

10.28	Employment Agreement dated January 12, 2005 between the Company and Gerald (Jerry) W. Deitchle, employed as Chief Executive Officer, incorporated by reference to Exhibit 10.28 of the 2004 Annual Report.

21	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Registration Statement.

23.1	Consent of Independent Registered Public Accounting Firm

(b)

Form 8-K filed on October 5, 2004 announcing third quarter revenues and comparable restaurant sales.

Form 8-K filed on November 23, 2004 announcing Gerald W. (Jerry) Deitchle’s appointment to the Board of Directors.

Form 8-K filed on January 13, 2005, announcing fourth quarter revenues and comparable restaurant sales.

Form 8-K filed on January 19, 2005, announcing that Gerald W. (Jerry) Deitchle has been named President and CEO of the Company.

31	Section 302 Certifications of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.

By:	/s/ PAUL A. MOTENKO
Paul A. Motenko, Co-Chairman of the Board, Vice President and Secretary

March 10, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Capacity	Date

By:	/s/ PAUL A. MOTENKO Paul A. Motenko	Co-Chairman of the Board of Directors, Vice President and Secretary	March 10, 2005

By:	/s/ JEREMIAH J. HENNESSY Jeremiah J. Hennessy	Co-Chairman of the Board of Directors	March 10, 2005

By:	/s/ GERALD W. DEITCHLE Gerald W. Deitchle	Chief Executive Officer, President and Director	March 10, 2005

By:	/s/ LOUIS M. MUCCI Louis M. Mucci	Chief Financial Officer and Director	March 10, 2005

By:	/s/ PETER A. BASSI Peter A. Bassi	Director	March 10, 2005

By:	/s/ LARRY D. BOUTS Larry D. Bouts	Director	March 10, 2005

By:	/s/ SHANN M. BRASSFIELD Shann M. Brassfield	Director	March 10, 2005

By:	/s/ JAMES A. DAL POZZO James A. Dal Pozzo	Director	March 10, 2005

By:	/s/ JOHN F. GRUNDHOFER John F. Grundhofer	Director	March 10, 2005

By:	/s/ J. ROGER KING J. Roger King	Director	March 10, 2005

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. as of January 2, 2005 and December 28, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BJ’s Restaurants, Inc. at January 2, 2005 and December 28, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2005, in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BJ’s Restaurants, Inc. internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Irvine, California

March 10, 2005

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 2, 2005	December 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,766	$4,899
Investments	15,775	22,041
Accounts and other receivables	2,299	1,869
Inventories	1,294	959
Prepaids and other current assets	3,364	1,164
Deferred taxes	1,822	1,175

Total current assets	28,320	32,107
Property and equipment, net	66,489	46,306
Goodwill	4,673	4,762
Notes receivable	925	—
Other assets, net	459	530

Total assets	$100,866	$83,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,196	$2,798
Accrued expenses	12,406	8,533
Current portion of reserve for restaurant closures	—	55
Current portion of notes payable to related parties	—	151

Total current liabilities	18,602	11,537
Deferred income taxes	1,742	143
Reserve for restaurant closures	54	74
Other liabilities	1,688	900

Total liabilities	22,086	12,654
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 19,813 and 19,649 shares issued and outstanding as of January 2, 2005 and December 28, 2003, respectively	63,380	62,513
Capital surplus	2,706	2,109
Retained earnings	12,694	6,429

Total shareholders’ equity	78,780	71,051

Total liabilities and shareholders’ equity	$100,866	$83,705

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2004	2003	2002
Revenues	$129,049	$102,959	$75,705
Costs and expenses:
Cost of sales (Note 12)	33,819	27,281	19,241
Labor and benefits	46,330	36,828	28,057
Occupancy	9,435	7,889	5,970
Operating expenses	14,181	11,780	8,361
General and administrative	10,810	8,497	7,774
Depreciation and amortization	5,249	3,928	2,714
Restaurant opening expense	2,918	1,467	1,717
Gain from sale of Pietro’s restaurants	(1,658)	—	—

Total costs and expenses	121,084	97,670	73,834

Income from operations	7,965	5,289	1,871

Other income:
Interest income, net	421	376	262
Other income (expense), net	165	(228)	414

Total other income	586	148	676

Income before income taxes	8,551	5,437	2,547
Income tax expense	(2,286)	(1,844)	(880)

Net income	$6,265	$3,593	$1,667

Net income per share:
Basic	$0.32	$0.18	$0.10

Diluted	$0.30	$0.18	$0.09

Weighted average number of shares outstanding:
Basic	19,498	19,422	17,273

Diluted	20,570	20,482	18,775

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Note Receivable from Officer	Total
	Shares	Amount
Balance, December 31, 2001	11,768	$25,807	$1,383	$1,169	$(114)	$(150)	$28,095
Exercise of stock options, net	188	556	—	—	—	—	556
Exercise of common stock warrants, net	7,349	35,722	—	—	—	—	35,722
Collection of notes receivable	—	—	—	—	—	150	150
Tax benefit from stock option exercises	—	—	312	—	—	—	312
Net unrealized gain on interest rate swap	—	—	—	—	114	—	114
Net income	—	—	—	1,667	—	—	1,667

Comprehensive income							1,781

Balance, December 29, 2002	19,305	62,085	1,695	2,836	—	—	66,616
Exercise of stock options, net	344	428	—	—	—	—	428
Tax benefit from stock option exercises	—	—	414	—	—	—	414
Net income	—	—	—	3,593	—	—	3,593

Balance, December 28, 2003	19,649	62,513	2,109	6,429	—	—	71,051
Exercise of stock options, net	164	867	—	—	—	—	867
Tax benefit from stock option exercises	—	—	597	—	—	—	597
Net income	—	—	—	6,265	—	—	6,265

Balance, January 2, 2005	19,813	$63,380	$2,706	$12,694	$—	$—	$78,780

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2004	2003	2002
Cash flows from operating activities:
Net income	$6,265	$3,593	$1,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,249	3,928	2,714
Deferred income taxes	952	(478)	284
Tax benefit from stock options exercised	597	414	312
Gain on sale of Pietro’s restaurants	(1,658)	—	—
Changes in assets and liabilities:
Accounts and other receivables	(436)	(573)	(1,158)
Notes receivable	25	—	—
Inventories	(335)	(179)	(111)
Prepaids and other current assets	(2,200)	158	(196)
Other assets, net	18	20	(205)
Accounts payable	3,398	(2,072)	2,383
Accrued expenses	3,758	3,824	1,034
Reserve for restaurant closures	(75)	—	(8)
Other liabilities	(103)	7	(127)
Landlord contribution for tenant improvements	938	250	27

Net cash provided by operating activities	16,393	8,892	6,616

Cash flows from investing activities:
Purchases of property and equipment	(25,758)	(14,093)	(16,042)
Purchases of investments	(25,035)	(37,781)	(3,681)
Proceeds from investments sold	31,301	19,421
Proceeds from sale of Pietro’s restaurants	1,250	—	—

Net cash used in investing activities	(18,242)	(32,453)	(19,723)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with warrants exercised	—	—	35,722
Payments on long-term debt	—	(9)	(3,343)
Proceeds from exercise of stock options	867	428	556
Payments on notes payable to related parties	(151)	(399)	(441)
Proceeds from note receivable from officer	—	—	150

Net cash provided by financing activities	716	20	32,644

Net (decrease) increase in cash and cash equivalents	(1,133)	(23,541)	19,537
Cash and cash equivalents, beginning of year	4,899	28,440	8,903

Cash and cash equivalents, end of year	$3,766	$4,899	$28,440

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (the “Company” or “BJ’s”) was incorporated in California on October 1, 1991. The Company owns and operates 36 restaurants, at the end of fiscal 2004, located in California, Oregon, Colorado, Arizona, Texas and Nevada and licenses one licensed restaurant in Lahaina, Maui. Each of the restaurants is operated as either a BJ’s Restaurant & Brewery, BJ’s Restaurant & Brewhouse, or BJ’s Pizza & Grill. During 2004, the Company opened seven restaurants: BJ’s Restaurant and Breweries in Laguna Hills, California; and BJ’s Restaurant and Brewhouses in Willowbrook and Plano, Texas, Summerlin, Nevada; Fresno, San Bernardino and Folsom California.

As further described elsewhere herein, effective March 15, 2004, the Company sold its remaining three Pietro’s Pizza restaurants and related trademarks to employees of those restaurants, and effective January 3, 2005, the Company closed its Seal Beach pizza & grill restaurant. The Seal Beach restaurant’s lease had expired in February 2004; thereafter it was on a monthly lease.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BJ’s Restaurants, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

Effective July 1, 2002, the Company changed its fiscal year-end from December 31 to the Sunday closest to December 31. The Company’s fiscal year ended January 2, 2005 includes 53 weeks whereby fiscal years ended December 28, 2003 and December 29, 2002 each included 52 weeks. For the purposes of the accompanying consolidated financial statements, the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002 are referred to as the fiscal years 2004, 2003 and 2002, respectively.

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

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments consist of the following (in thousands):

	January 2, 2005	December 28, 2003
U.S. and government agency securities	$204	$964
International corporate bonds	1,007	—
U.S. corporate notes and bonds	14,564	21,077

Total Investments	$15,775	$22,041

Average maturity for the Company’s total investment portfolio as of the end of fiscal year 2004 and 2003 was 3 months and 9 months, respectively.

Inventories

Inventories are comprised primarily of food and beverage products and are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the estimated useful life of an asset or the primary lease term of the respective lease including exercised options, whichever is shorter. Renewals and betterments that materially extend the life of an asset are capitalized while maintenance and repair costs are expensed as incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in earnings.

Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives:

Furniture and fixtures	7 years
Equipment	5-10 years
Leasehold improvements	the shorter of the useful life or the lease term

Intangible Assets

Management performs impairment testing annually and more frequently if factors and circumstances indicate an impairment may have occurred. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Management has performed its impairment testing and believes that no impairments exist as of January 2, 2005.

Included in other assets are trademarks and covenants not to compete. Trademarks are amortized over 10 years and covenants not to compete are amortized over periods ranging from 3 to 5 years.

Long-Lived Assets

Management reviews the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that no impairment of the carrying value of the Company’s long-lived assets existed at January 2, 2005 or December 28, 2003.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point of sale. Revenues from the sale of gift cards are deferred and recognized upon redemption. Deferred gift card revenue at January 2, 2005 was $1.2 million and included in accrued expenses on the accompanying balance sheets.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2004, 2003, and 2002 was approximately $1.1 million, $701,000, and $561,000, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standard (SFAS) No. 109 Accounting for Income Taxes.

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

Restaurant Closing (Recovery)

The Company accounts for restaurant closing expense by estimating the costs required to close a restaurant, including its remaining obligation under lease commitments, net of amounts estimated to be received from sub-leasing the restaurant or settling the future commitment with the landlord. All of these computations require estimates, which are subject to change in market conditions. As of January 2, 2005 and December 28, 2003, the Company had a reserve for restaurant closures of $54,000 and $129,000, respectively, which covers the anticipated losses of one restaurant location in Oregon.

No additional restaurant closings are planned as of January 2, 2005; however, long-term changes in real estate markets and local restaurant markets may cause the Company to identify additional restaurants in future years for closure.

Operating Leases

The Company leases restaurants and corporate office space under operating leases. Most lease agreements contain rent holidays and rent escalation clauses and some lease agreements contain tenant improvement allowances. For purposes of recognizing incentives, and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company takes possession of the property in order to commence construction of its’ restaurant.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Previously, the Company began amortizing incentives and minimum rent expenses as of the lease commencement date as defined in its’ lease agreements. The cumulative pre-tax adjustment recorded during fiscal 2004 to correct this error increased preopening expense by $499,000. Of this cumulative amount, the pretax adjustment amount applicable to fiscal 2004 results was $224,000 (or $137,000 after tax), or slightly less than $0.01 per diluted share, The pretax adjustment amount applicable to fiscal years 2003 and prior was $275,000 (or $168,000 after tax), or approximately $0.01 per diluted share.

For tenant improvement allowances and rent holidays, the Company records a deferred rent liability in “Accrued expenses” on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of earnings. Prior to the opening of the restaurant, the Company records the rent expense to “Restaurant Opening Expenses”.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments, accounts receivable, and current liabilities approximate fair values due to the short-term maturity of these instruments.

Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options and warrants issued by the Company to sell common stock at set prices were exercised. The financial statements present basic and diluted net income per share. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercises of outstanding stock options and warrants using the treasury stock method.

The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations and the number of dilutive securities (stock options and warrants) that were included in the dilutive EPS computation (in thousands).

	Fiscal Year
	2004	2003	2002
Numerator:
Net income for basic and diluted earnings per share	$6,265	$3,593	$1,667

Denominator:
Weighted-average shares outstanding—basic	19,498	19,422	17,273
Effect of dilutive common stock options	1,072	1,060	876
Effect of dilutive warrants	—	—	626

Weighted-average shares outstanding—diluted	20,570	20,482	18,775

At January 2, 2005, December 28, 2003 and December 29, 2002 there were approximately 87,000, 190,000, and 242,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options and warrants have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

Stock-based Compensation

The Company accounts for its employee stock options under the intrinsic value method. The exercise price of employee stock options equals the market price of the underlying stock on the date of the grant as such no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the Company’s options granted been determined based on the fair value of the option at the grant date for the 1996 Stock Option Plan awards in fiscal 2004, 2003, and 2002, consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have been decreased to the pro forma amounts indicated below for the last three fiscal years (in thousands):

	Fiscal Year
	2004	2003	2002
Net income, as reported	$6,265	$3,593	$1,667
Less: Stock-based employee compensation expense, net of related tax effects	(479)	(366)	(250)

Net income, pro forma	$5,786	$3,227	$1,417

Net income per share, as reported:
Basic	$0.32	$0.18	$0.10
Diluted	$0.30	$0.18	$0.09
Net income per share, pro forma:
Basic	$0.30	$0.17	$0.08
Diluted	$0.28	$0.16	$0.08

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Company’s stock, (b) expected volatility of the Company’s stock ranging from 38.0% to 42.8%, (c) a risk-free interest rate ranging from 2.74% to 3.95% and (d) expected option life of five years. The fair value of options granted during 2004, 2003 and 2002 were $5.48, $4.68 and $3.10 respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and investments. The Company maintains its cash accounts at various banking institutions. At times, cash and cash equivalent balances may be in excess of the FDIC insurance limit.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB No.25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $479,000, $366,000 and $250,000 in fiscal 2004, 2003 and 2002, respectively.

Statement 123(R) must be adopted no later than the first interim or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expect to adopt Statement 123(R) on July 4, 2005, which is the first day of our fiscal third quarter of 2005.

2.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 2, 2005	December 28, 2003
Furniture and fixtures	$5,968	$3,781
Equipment	20,343	15,914
Leasehold improvements	51,602	36,451

	77,913	56,146
Less accumulated depreciation and amortization	(18,126)	(13,277)

	59,787	42,869
Construction in progress	6,702	3,437

	$66,489	$46,306

3.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	January 2, 2005	December 28, 2003
Accrued rent	$1,988	$1,151
Payroll related	4,120	2,713
Meal & rest period settlement	900	950
Workers compensation	1,339	722
Deferred revenue from gift cards	1,191	724
Sales taxes	1,083	646
Income tax payable	—	401
Other	1,785	1,226

	$12,406	$8,533

4.    Debt

Related Party Debt

The Company’s related party debt of $151,000 as of December 28, 2003, consisted of a note payable with a fixed imputed interest rate of 7% and was paid in full in April 2004.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Commitments and Contingencies

Leases

The Company leases its restaurant and office facilities under noncancelable operating leases with remaining terms ranging from approximately 1 to 20 years with renewal options ranging from 5 to 20 years. Rent expense for fiscal 2004, 2003, and 2002 was $7.1 million, $6.1 million, and $4.8 million, respectively.

The Company has certain operating leases, which contain fixed escalation clauses. Rent expense for these leases has been calculated on the straight-line basis over the term of the leases, resulting in deferred rent of approximately $994,000 and $693,000 at January 2, 2005 and December 28, 2003, respectively. The deferred rent will be amortized to rent expense over the life of the leases.

A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, above the minimum, for fiscal 2004, 2003, and 2002 were approximately $1.7 million, $1.4 million, and $1.1 million, respectively.

Future minimum annual rental payments under noncancelable operating leases are as follows (in thousands):

2005	$5,635
2006	5,428
2007	5,195
2008	4,994
2009	4,577
Thereafter	37,273

$63,102

Additionally, the Company has entered into lease agreements related to the construction of future restaurants with commencement dates subsequent to January 2, 2005. Our aggregate future commitment relating to these leases is $15.7 million.

Legal Proceedings

Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance, subject to certain deductibles and coverage limits. Punitive damages awards and employee unfair practice claims, however, are not covered by the Company’s general liability insurance. To date, the Company has not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims, employee unfair practice claims or any other actions. The Company could be affected by the adverse publicity resulting from allegations, regardless of whether or not such allegations are valid or whether we are determined to be liable. The Company believes that the final disposition of any such lawsuits and claims will not have a material adverse effect on its financial positions, results of operations or liquidity.

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On March 10, 2003, a former employee of the Company, on behalf of himself and other employees and former employees of ours similarly situated and working in California, filed a class action complaint in the Superior Court of California for the County of Orange against the Company. The complaint alleges that the

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company violated provisions of the California Labor Code covering meal and rest beaks for employees, along with associated acts of unfair competition and seeks payment of wages for all meal and rest breaks allegedly denied to the Company’s California employees for the period from October 1, 2000 to the present. The Company has reached an agreement with the class counsel to settle the meal and rest break class action case pending in California, and the settlement has been approved by the court. The amount of the settlement was developed from mediation, which was concluded in December of 2003. Accordingly, the Company recorded $950,000 in other expense during the fourth quarter of 2003 to reflect this liability at December 28, 2003. The amount of the settlement was reduced to $900,000 based upon subsequent court determination and the $50,000 reversal was reflected in the second quarter ended June 27, 2004. On January 3, 2005, the settlement was paid in full.

On February 5, 2004, another former employee of the Company, on behalf of herself, and all others similarly situated, filed a class action complaint in Los Angeles County Superior Court, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the Plaintiff stipulated to dismiss her second, third, fourth, and fifth causes of action. During September 2004, the Plaintiff stipulated to arbitration of the action. No further court action has been taken since that date. The outcome of this matter cannot be ascertained at this time.

Letters of Credit

The Company has irrevocable standby letters of credit outstanding as required under the Company’s workers’ compensation policy that total $1.4 million as of January 2, 2005. All three of the letters of credit expire on October 31, 2005. At January 2, 2005, there were no drawdowns of funds under these letters of credit.

6.    Shareholders’ Equity

Preferred Stock

The Company is authorized to issue five million shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at January 2, 2005 or December 28, 2003. The Company currently has no plans to issue shares of preferred stock.

Common Stock

Shareholders of the Company’s outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors. Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to accumulate votes in connection with the election of directors.

Capital Surplus

The Company issued Redeemable Warrants with the Company’s initial public offering on October 15, 1996. At December 29, 2002, the Company had approximately 7.9 million Redeemable Warrants outstanding. Each redeemable warrant entitled the holder thereof to purchase, previously, one share of Common Stock at a price of 110% of the initial public offering price per share ($5.50), subject to adjustment in accordance with the anti-dilution

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and other provisions referred to below. The private placements of 4.0 million shares of common stock to Jacmar in 2001 triggered the anti-dilution provision of the warrant agreement, resulting in an adjustment of the exercise price of the warrants to $4.89 per share. All of the Redeemable Warrants were exercised or expired on April 8, 2002.

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

7.    Income Taxes

The provision for income tax consists of the following for the last three fiscal years (in thousands):

	Fiscal Year
	2004	2003	2002
Current:
Federal	$747	$1,867	$419
State	587	455	177

	1,334	2,322	596
Deferred:
Federal	900	(478)	271
State	52	—	13

	952	(478)	284

Provision for income taxes	$2,286	$1,844	$880

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the last three fiscal years:

	Fiscal Year
	2004	2003	2002
Income tax at statutory rates	34.0%	34.0%	34.0%
Non-deductible expenses	0.2	0.2	0.1
State income taxes, net of federal benefit	4.9	5.5	5.7
Change in valuation allowance	(3.5)	—	—
Income tax credits	(5.5)	(7.1)	(7.0)
Reduction of estimated tax liabilities	(2.4)	—	—
Other, net	(1.0)	1.3	1.8

	26.7%	33.9%	34.6%

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	January 2, 2005	December 28, 2003
Property and equipment	$(1,959)	$(394)
Goodwill	(1,036)	(920)
Accrued expense and other liabilities	1,919	1,489
Income tax credits	1,817	1,399
Other	(661)	(244)

	80	1,330
Valuation allowance	—	(298)

Net deferred income taxes	$80	$1,032

During fiscal 2004, the Company determined that the federal income tax credits carryforward will be utilized based on increased earnings, future projections and the fiscal 2003 tax returns filed. As such, the Company eliminated the valuation allowance in the fourth quarter of fiscal 2004 by reducing the tax provision.

At January 2, 2005, the Company has federal income tax credit carryforwards of approximately $1.8 million, consisting primarily of the credit for FICA taxes paid on reported employee tip income. The FICA tax credits will begin to expire in 2021.

The Company has deferred tax assets that are subject to periodic recoverability assessments. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Accordingly, no valuation allowance was recorded at January 2, 2005.

During fiscal 2001, the Company’s determined that utilization of federal income tax credit carryforwards may be subject to an annual limitation against taxable income in the current and future periods. This annual limitation could limit the utilization of primarily tip credit carryforwards due to the computations required under the alternative minimum tax calculation. As a result of the annual limitation, a portion of these credit carryforwards were estimated to expire before ultimately becoming available to reduce future income tax liabilities. Accordingly, in fiscal 2001, the Company provided a valuation allowance of approximately $298,000 against a portion of the credit carryforwards due to the uncertainties surrounding their realization.

8.    Supplemental Cash Flow Information

Supplemental cash flow items consisted of the following for the last three fiscal years (in thousands):

	Fiscal Year
	2004	2003	2002
Cash paid for:
Interest	$2	$21	$264
Income taxes	$2,876	$1,220	$711

BJ’S RESTAURANTS, INC.

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

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at December 31, 2001	1,575	$3.04	1,229	$2.90
Granted	445	6.87
Exercised	(188)	3.04
Forfeited	(20)	4.17

Outstanding options at December 29, 2002	1,812	3.96	1,209	2.90
Granted	258	10.39
Exercised	(334)	3.73
Forfeited	(10)	8.35

Outstanding options at December 28, 2003	1,726	4.95	1,078	3.09
Granted	297	13.58
Exercised	(164)	5.28
Forfeited	(64)	7.64

Outstanding options at January 2, 2005	1,795	$6.25	1,109	$3.55

Information relating to significant option groups outstanding at January 2, 2005 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding as of January 2, 2005	Weighted Average Remaining Life (Yr.)	Weighted Average Exercise Price	Amount Exercisable as of January 2, 2005	Weighted Average Exercise Price
$14.03 - $15.09	137	9.62	$14.56	—	$—
$12.59 - $13.57	102	9.20	$13.12	—	$—
$10.00 - $11.99	260	8.64	$11.18	42	$10.98
$8.31 - $9.20	95	7.72	$8.70	32	$8.78
$6.98 - $7.51	108	7.34	$7.31	72	$7.22
$4.55 - $5.76	164	7.07	$5.12	34	$4.57
$1.55 - $3.65	929	5.63	$2.72	929	$2.72

$1.55 - $15.09	1,795	6.92	$6.25	1,109	$3.55

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Employee Benefit Plan

The Company maintains a voluntary, contributory 401(k) plan for all eligible employees. Employees may elect to contribute up to 15% of their earnings, up to a maximum of $13,000, to the plan each year. Employee contributions are matched by the Company at a rate of 33% for the first $6,000 of deferred income. Contributions by the Company were approximately $76,000, $61,000 and $61,000 in fiscal 2004, 2003 and 2002, respectively.

11.    Restaurant Closing Expense

On December 31, 2002, the Company sold its Pietro’s restaurant in Portland, Oregon. This sale yielded no gain after recording a reserve of $23,000 for the Company’s guarantee of the lease liability, which extends through a portion of 2005.

In the fourth quarter of 2003, the successor tenant at a restaurant location that was sold in 2002 became delinquent in rent payments. The landlord sought relief under the Company’s guaranty of the lease liability. In February 2004, the landlord released the Company from any additional liability in exchange for a cash payment of approximately $55,000.

At December 28, 2003, the balance of the Company’s restaurant closing reserve, which included $55,000 in current liabilities and $74,000 in long-term liabilities, was for the lease liability related to the Company’s Oregon restaurant and the remaining lease liability related to the Company’s restaurant that was sold in 2001.

In February 2004, the Company executed an agreement to sell its three Pietro’s restaurants effective on March 15, 2004, resulting in a $1.7 million pre-tax gain. The buyers, formerly employees, purchased the restaurant assets and related trademarks for the Pietro’s brand. The $2.2 million sales price includes cash proceeds of $1.3 million and two notes receivable from the buyers totaling $950,000, with terms of five and ten years. The ten-year note is in the amount of $700,000, bears interest at prime plus one percent with a minimum interest rate of 5% and a maximum interest rate of 7% and requires fixed monthly payments of principal and interest over the ten-year term. The five-year note is in the amount of $250,000, bears interest at prime plus one percent and requires fixed monthly payments of principal and interest over the five-year term. Our notes are subordinated to the buyer’s SBA loan. Principal payments to the Company on both notes were prohibited for the fist six months by the buyer’s SBA loan.

For these three Pietro’s restaurants sold, sales were $644,000 and $767,000 and pre-tax income was $111,000 and $154,000 for the thirteen weeks ended March 28, 2004 and March 30, 2003, respectively. The net book value of the assets sold as of March 28, 2004 was $500,000.

During 2004, the Company’s restaurant closure reserve was reduced by $75,000, of which $55,000 was utilized to pay the landlord in connection with the release of lease liability mentioned above. Additionally, $18,000 was recorded as a reduction in restaurant closure expense primarily due to more favorable lease settlements than anticipated. At January 2, 2005, the balance of the Company’s reserve was for the remaining lease liability related to the Company’s restaurant that was sold in 2001.

On January 3, 2005, the Company closed its Seal Beach pizza & grill restaurant which was on a monthly lease since February 2004. The Company recorded a fixed asset write-down of $38,000 related to this closure.

12.    Related Party Transactions

As of January 2, 2005, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 41.3% of the Company’s outstanding common stock.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Jacmar, through its specialty wholesale food distributorship, is the Company’s largest supplier of food, beverage and paper products. Jacmar sells products to the Company at prices comparable to those offered by unrelated third parties. Jacmar supplied the Company with approximately $19.3 million, $14.6 million and $11.5 million of food, beverage and paper products for the 2004, 2003 and 2002 fiscal years, respectively, respectively 57.1%, 53.5% and 60.0% of our total costs for these products. The Company had trade payables related to these products of approximately $2.2 million and $1.1 million at fiscal year 2004 and 2003, respectively.

13.    Selected Consolidated Quarterly Financial Data (Unaudited)

Summarized unaudited consolidated quarterly financial data for the Company is as follows (in thousands, except per share data):

	March 28, 2004	June 27, 2004	September 26, 2004	January 2, 2005
Total revenues	$28,977	$29,315	$32,867	$37,890
Income from operations	$3,410	$1,935	$1,600	$1,020
Net income	$2,376	$1,403	$1,203	$1,283
Diluted net income per share	$0.12	$0.07	$0.06	$0.06

	March 30, 2003	June 29, 2003	September 28, 2003	December 28, 2003
Total revenues	$23,795	$25,412	$26,744	$27,008
Income from operations	$1,013	$1,444	$1,306	$1,526
Net income	$828	$1,078	$968	$719
Diluted net income per share	$0.04	$0.05	$0.05	$0.03

Diluted net income pre share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

14.    Subsequent Events

On March 10, 2005, the Company completed a $42.6 million (less approximately $2.2 million in commissions) private placement of common stock with three large institutional investors. The transaction involved the sale of 2.75 million shares of common stock at a purchase price of $15.50 per share. The Company intends to use the net proceeds from the placement to fund its restaurant expansion plan and for other general corporate purposes.