Form 10-K/A
period 2005-01-02
BJs RESTAURANTS INC
filed 2005-05-02
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10K for the fiscal year ended January 2, 2005 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Such information was to be incorporated by reference from the Registrant’s definitive proxy statement in connection with the Registrants 2005 Annual Meeting of Shareholders.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the members of the Company’s present Board of Directors:

Name	Principal Occupation	Age
Paul A. Motenko	Co-Chairman of the Board of Directors, Vice President and Secretary of the Company	50
Jeremiah J. Hennessy	Co-Chairman of the Board of Directors	46
Gerald W. Deitchle	President, Chief Executive Officer of the Company	53
Louis M. Mucci	Chief Financial Officer of the Company	63
Peter A. Bassi	Retired; Former Chairman of Yum! Restaurants International	55
Larry D. Bouts	Investor/Business Advisor; Former Chairman and Chief Executive Officer of Six Flags Theme Parks	56
Shann M. Brassfield	President of Golden Resorts, Inc.	36
James A. Dal Pozzo	President of The Jacmar Companies	46
John F. Grundhofer	Chairman Emeritus, U.S. Bancorp	66
J. Roger King	Retired; Former Senior Vice President Human Resources at PepsiCo, Inc.	63

PAUL A. MOTENKO has been Co-Chairman of the Board since February 2005 and previously Chairman, Co-Chief Executive Officer, Vice President and Secretary of the Company since January 2001. Since its inception in 1991, he was the Chief Executive Officer, Co-Chairman of the Board, Vice President and Secretary of the Company. He is also Chairman of the Board and Secretary of Chicago Pizza Northwest, Inc., a Washington corporation and wholly owned subsidiary of the Company (“CPNI”). He is a certified public accountant and was a founding partner in the firm Motenko, Bachtelle & Hennessy from 1980 to 1991. In this capacity, Mr. Motenko provided accounting and consulting services to several restaurant companies, including BJ’s Chicago Pizzeria. From 1976 to 1980, Mr. Motenko was employed as an accountant and consultant for several accounting firms, including Kenneth Leventhal and Company and Peat, Marwick, Main. Mr. Motenko graduated with high honors from the University of Illinois in 1976 with a Bachelor of Science in accounting.

JEREMIAH J. HENNESSY has been Co-Chairman of the Board since February 2005 and previously Co-Chief Executive Officer, President, and a Director of the Company since January 2001. Since its inception in 1991, he was the President, Chief Operating Officer and a Director of the Company. He is also Chief Executive Officer and a Director of CPNI. Mr. Hennessy is a certified public accountant and was a partner in the firm Motenko, Bachtelle & Hennessy from 1988 to 1991. His public accounting practice involved extensive work for food service and restaurant clientele. He served as a controller for a large Southern California construction company and has extensive background in construction and development. Mr. Hennessy has also worked for various restaurant concepts, including Marie Callendar’s and Knott’s Berry Farm. Mr. Hennessy graduated Magna Cum Laude from National University in 1983 with a Bachelor of Science in accounting.

GERALD (“JERRY”) W. DEITCHLE has been President and Chief Executive Officer of the Company since February 1, 2005 and a member of the Company’s Board of Directors since November 2004. Mr. Deitchle has over 27 years of executive and financial management experience with national restaurant and retail chain operations. From April 2004 to January 2005, Mr. Deitchle served as President, Chief Operating Officer and a director of Fired Up, Inc., a privately held company that owns, operates and franchises the Johnny Carino’s Italian restaurant concept. Mr. Deitchle remains a director of Fired Up, Inc. From 1995 to 2004, he was a member of the executive management team at The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants. At The Cheesecake Factory, Mr. Deitchle served as Chief Financial Officer and was also named corporate President in 2002. From 1984 to 1995, he was employed by the parent company of Long John Silver’s restaurants, with his last position as Executive Vice President responsible for finance, purchasing, franchising, strategic planning, legal affairs and information technology. Mr. Deitchle earned a BBA from Texas A&M University and an MBA from The University of Texas at San Antonio. He holds the CPA, CMA, CFM and CCP designations.

LOUIS M. MUCCI has been a Director of the Company since May 2, 2002 and Chief Financial Officer of the Company since March 15, 2004. Mr. Mucci, a CPA and business consultant is a retired PricewaterhouseCoopers LLP Partner (formerly Coopers & Lybrand). Mr. Mucci was a Partner for 25 years and was the Retail Chairman for the West Region and a member of the National Retail Executive Committee. Mr. Mucci was the Engagement Partner serving Chicago Pizza & Brewery from 1994 to 2000. His other clients have included Outback Steakhouse, The Cheesecake Factory, California Pizza Kitchen, IHOP, Grill Concepts, Jerry’s Famous Deli’s, Wolfgang Puck, Baja Fresh, La Salsa, Gelson’s Markets, Mission Foods, Ralph’s, Certified Grocers, American and National Golf where he provided advice to their Audit Committees. Mr. Mucci’s extensive SEC experience includes guiding many of the above companies through their Initial Public Offerings. Mr. Mucci has Chaired, for the past several years, the AICPA Annual Restaurant Conference held for Chief Financial Officers, Controllers and accountants. He has received several alumni awards from California State University at Los Angeles.

PETER (“PETE”) A. BASSI has been a Director of the Company since September 2004. Mr. Bassi recently retired as Chairman of Yum! Restaurants International (also known as YRI). YRI is the International Division of Yum! Brands Restaurants, Inc, which is the exclusive franchiser of Taco Bell, Pizza Hut, KFC, Long John Silvers and A&W. Mr. Bassi has led YRI since June 1997. Prior to this assignment, he was in charge of YRI’s Asian business, and was based in Hong Kong. Yum! (Tricon) was created in 1997 in a spin-off from PepsiCo, Inc. Mr. Bassi joined PepsiCo in 1972 in the Pepsi-Cola Company. During his over 30 year career, he has worked in Pepsi-Cola International, Pizza Hut (U.S. and International), Frito-Lay, and Taco Bell. His assignments have included largely a career track in Finance, in addition to assignments in Real Estate Development and General Management. Mr. Bassi received a B.S. in Mathematics and an M.B.A. from the University of Rhode Island.

LARRY D. BOUTS has been a Director of the Company since April 2004. Mr. Bouts currently serves as an investor and advisor to several early stage companies in various industry segments, including technology, energy, human resources, and consumer oriented businesses. Previously, Mr. Bouts acted as Chairman and CEO of Six Flags Theme Parks while a private company. Prior to that he led the launch of the Toys “R” Us international expansion throughout Canada, Australia, Europe, and Asia as President of the International Division, successfully developing a profitable multi-billion dollar offshore retail brand in over 25 countries. Mr. Bouts spent 13 years at PepsiCo, Inc. in finance where he held various planning and finance positions, including CFO of two of the operating divisions. Mr. Bouts holds a Bachelor of Arts degree in Mathematics from Hiram College and an MBA degree in finance from The Wharton School at the University of Pennsylvania. He also served for 6 years as a junior officer in the US Navy.

SHANN M. BRASSFIELD has been a Director of the Company since January 26, 2001. Mr. Brassfield has been President of Golden Resorts, Inc., an investment and real estate company, since January 1997, where he currently manages all aspects of investing in real estate, securities and operating businesses. From 1991 through 1997, he was the Vice-President of Pacific Summit Development, Inc., an international real estate development company. Mr. Brassfield also has extensive experience in the restaurant and hospitality industry. Mr. Brassfield graduated from San Jose State University in 1991 with a Bachelor of Science in Business Administration Management.

JAMES A. DAL POZZO has been a Director of the Company since January 26, 2001. Mr. Dal Pozzo has served as the President of the Jacmar Companies since 1993. He was Jacmar’s Chief Financial Officer and Treasurer from 1987 to 1992. Mr. Dal Pozzo also is President of Pacific Ventures, Ltd., a company with restaurant operations in Guam. Mr. Dal Pozzo serves as a director of The Jacmar Companies, and Pacific Ventures, Ltd. He also serves as a trustee or board member for a number of private family foundations, trusts and advisory boards. Mr. Dal Pozzo is a graduate, magna cum laude, from the University of Southern California. Mr. Dal Pozzo is a certified public accountant and was with Peat Marwick from 1981 to 1987, where he specialized in restaurant, distribution, retail and manufacturing industries. Mr. Dal Pozzo served as the Chief Financial Officer of the Ojai Ranch and Investment Company in 1992.

JOHN (“JACK”) F. GRUNDHOFER has been a Director of the Company since April 11, 2002. Mr. Grundhofer is Chairman Emeritus of U. S. Bancorp, the 6th largest financial services holding company in the United States with assets in excess of $190 billion. Having served the company since 1990, Grundhofer retired at the end of 2002. Prior to his retirement, he was chairman of the new U. S. Bancorp, formed by the 2001 merger of Firstar Corporation and U.S. Bancorp. Previously Grundhofer was chairman, president and CEO of the former U.S. Bancorp. He joined then-FBS (a $10 billion bank) as chairman, president and CEO in 1990.

Mr. Grundhofer is also a director of The Donaldson Company, Inc. and Securian Financial Group (formerly known as Minnesota Life Insurance Company). He also sits on the Advisory Council of Churchill Capital. He serves on the boards of the Danny Thompson Memorial Foundation, the Horatio Alger Association and Eisenhower Medical Center in Rancho Mirage, California. He is also a trustee of Loyola Marymount University in California and of The University of South Dakota Vermillion. Mr. Grundhofer also serves on the Palm Springs International Film Festival as a director. His most recent professional associations have included Financial Services Roundtable, International Monetary Conference, Federal Advisory Board and Federal Reserve Board. In 1997, he received the Horatio Alger Award.

Mr. Grundhofer earned a bachelor’s degree in economics from Loyola Marymount University, Los Angeles, and his MBA degree in finance from the University of Southern California, Los Angeles.

J. ROGER KING has been a Director of the Company since April 11, 2002. Mr. King spent 29 years in the Human Resources field for PepsiCo, Inc. During that tenure he served as Vice President of Labor Relations at Frito-Lay, Vice President of Human Resources at Pizza Hut and finally he served for 13 years as Senior Vice President of Human Resources at PepsiCo, Inc. Mr. King also serves on the Board of Trustees of Texas Christian University. In addition, he has served as Chairman of the Employee Relations Committee of The Business Roundtable and Vice Chairman of the Labor Policy Association in Washington, D.C.

The terms of all directors will expire at the next annual meeting of shareholders or when their successors are elected and qualified. The Board of Directors may fill interim vacancies of directors. Each officer is elected by, and serves at the discretion of, the Board of Directors, subject to the terms of any employment agreement.

Shareholders wishing to contact any Board member may do so by writing a letter addressed to such Board member and addressing it to the Company’s corporate address.

Compensation Of Board Of Directors

The Company paid each non-employee director an annual fee of $6,000 per year, plus $750 per board meeting attended in person, $400 per telephonic board meeting over 30 minutes, $200 per telephonic board meeting under 30 minutes, $500 per committee meeting in person, $300 per telephonic committee meeting over 30 minutes, and $100 per telephonic committee meeting under 30 minutes. In addition, the Company compensates the Directors annually with a stock option grant equal to a valuation of $30,000 as determined under the Black Scholes model. The Directors stock option grant will occur on January 15 each year.

Code Of Ethics

The Company has a Code of Ethics to promote honest and ethical conduct of the Company’s business, professional and personal relationships. The Code of Ethics covers all executives, directors, and employees. The Code of Ethics is available on the Company’s website (www.bjsbrewhouse.com). The Company intends to post amendments to or waivers from its Code of Ethics at this website location.

Audit Committee

Our Board of Directors has a separately designated standing Audit Committee established in accordance with the requirements of the Securities Exchange Act. During fiscal 2004, our Audit Committee has consisted of Messrs. Grundhofer, Bouts and Bassi. Effective March 15, 2004, Mr. Mucci resigned his position as a member of the Audit Committee upon becoming the Company’s Chief Financial Officer, and the Board nominated and elected Mr. Brassfield to fill the vacancy, and thereafter Mr. Bassi was nominated and elected when he joined the Board and Mr. Brassfield resigned from the Audit Committee. Mr. Grundhofer serves as Chairman of our Audit Committee. Our Board has determined that each member of our Audit Committee satisfies the independence criteria set forth in SEC Rule 10A-3 of the Exchange Act as well as the applicable NASD independence and financial sophistication requirements. In addition, our Board has determined that Mr. Grundhofer is an “Audit Committee Financial Expert” as defined by Item 401(h) of SEC Regulation S-K promulgated pursuant to the Securities Exchange Act.

Compensation Committee Interlocks and Insider Participation

During fiscal 2004, Messrs. King, Bouts and Bassi served on the Compensation Committee. No member of the Compensation Committee was, during fiscal 2004, an officer or employee of the Company, a former officer of the Company or any of its subsidiaries or had a relationship requiring disclosure by the Company under Item 404 of Regulation S-K. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Company’s Board of Directors or the Compensation Committee during fiscal 2004.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

To the Company’s knowledge, based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers and directors, the Company believes all other filings required to be made by executive officers, directors and greater than 10% beneficial owners of the Company under Section 16 of the Securities Exchange Act of 1934 were made on a timely basis, except for one late Form 4 filing for each of Messrs. Bassi, Deitchle, Mucci and William H. Tilley.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth certain information concerning the executive officers of the Company and certain significant employees.

Name	Age	Position
Gerald W. Deitchle	53	President, Chief Executive Officer
Paul A. Motenko	50	Co-Chairman of the Board, Vice President and Secretary
Jeremiah J. Hennessy	46	Co-Chairman of the Board
Michael A. Nahkunst	53	Former Chief Operating Officer
Louis M. Mucci	63	Chief Financial Officer
R. Dean Gerrie	52	Chief Brand Officer
Gregory S. Lynds	43	Chief Development Officer
Alexander M. Puchner	43	Senior Vice President of Brewing Operations

For information regarding the business background of Mr. Deitchle, Mr. Mucci, Mr. Motenko and Mr. Hennessy, see Directors above.

MICHAEL A. NAHKUNST, the former Chief Operating Officer left the Company March 21, 2005 when his contract expired.

R. DEAN GERRIE has served as Chief Brand Officer since 2002 and as Senior Vice President of Design and Marketing since January 1997. Prior to joining the Company, Mr. Gerrie served as President/Creative Director with Guzman Gerrie Advertising from 1980 to 1989 and as principal of Dean Gerrie Design, a corporate identity and marketing consultancy, from 1989 to 1997. Mr. Gerrie has maintained a leadership role in the Southern California design community as founder of the Orange County Chapter of the American Institute of Graphic Arts and has taught design and marketing as an associate professor at University of California, Irvine Extension and at the Southern California Institute of the Arts.

GREGORY S. LYNDS the Chief Development Officer, joined the Company in July 2003. Mr. Lynds brings over 11 years of experience in the restaurant industry combined with an institutional real estate background. He joins the Company from Darden Restaurants, Inc., where he was responsible for the expansion of all Darden’s restaurant concepts in twelve western states and Canada. Prior to joining Darden, Mr. Lynds served as Vice President of Real Estate and Development for Wilshire Restaurant Group (Marie Calendar’s and East Side Mario’s) and also with an affiliate to Wilshire as a Partner responsible for expanding the Mimi’s Café brand. Mr. Lynds received an MBA from the University of Southern California Graduate School of Business and a B.S. in Marketing from California State University, Fresno.

ALEXANDER M. PUCHNER is Senior Vice President of Brewing Operations for the Company, having been appointed to the position in January 1996. From 1993 to 1995, Mr. Puchner was a founder and brewmaster for Laguna Beach Brewing Co., Huntington Beach Beer Co., Newport Beach Brewing Co. and Westwood Brewing Co. From 1988 to 1993, Mr. Puchner served as Product Manager for Aviva Sports/Mattel Inc. and Marketing Research Manager for Mattel Inc. Under Mr. Puchner’s supervision, BJ’s has earned over 40 awards at national and international beer competitions, including the honor of Large Brewpub of the Year at the 2002 Great American Beer Festival. Mr. Puchner has been a nationally certified beer judge since 1990. Mr. Puchner received a Bachelor of Arts from Cornell University in 1983 and a Master of Business Administration degree from the University of Chicago in June 1986.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for the three fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002 of the former Co-Chief Executive Officers and the other three top compensated executives of the Company whose salary and bonus compensation was at least $100,000 in such fiscal years.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation			Stock option Grants
Paul A. Motenko Chairman of the Board, Former Co-Chief Executive Officer, Vice President and Secretary	2004 2003 2002	$ $ $	229,050 229,050 229,615	$ $ $	175,000 80,000 35,000	$ $ $	17,845 15,175 14,336	(1) (2) (3)	-0- -0- -0-

Jeremiah J. Hennessy Director, Former Co-Chief Executive Officer and President	2004 2003 2002	$ $ $	229,050 229,050 229,615	$ $ $	175,000 80,000 35,000	$ $ $	14,471 13,625 15,652	(4) (5) (6)	-0- -0- -0-

Michael A. Nahkunst Former Chief Operating Officer	2004 2003 2002	$ $ $	250,000 248,077 210,083		$-0- -0- 67,772	$ $ $	23,276 23,270 19,979	(7) (8) (9)	4,630 -0- 150,000

Gregory S. Lynds Chief Development Officer	2004		$175,000		$53,156		$22,676	(10)	2,500

R. Dean Gerrie Chief Brand Officer	2004 2003 2002	$ $ $	175,000 175,000 159,611	$ $	35,438 13,125 -0-	$ $ $	21,476 19,444 17,507	(11) (12) (13)	3,250 -0- 15,000

(1)	The amount shown is the estimated value of perquisites and other personal benefits, including health insurance ($13,486) and life insurance/disability insurance (approximately $4,359).
(2)	The amount shown is the estimated value of perquisites and other personal benefits, including health insurance (approximately $10,816) and life insurance/disability insurance (approximately $4,359).
(3)	The amount shown is the estimated value of perquisites and other personal benefits, including health insurance ($9,347) and life insurance/disability insurance (approximately $4,989).
(4)	The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance ($11,662) and life/disability insurance (approximately $2,809).
(5)	The amount shown is the estimated value of perquisites and other personal benefits, including health insurance (approximately $10,816) and life insurance/disability insurance (approximately $2,809).
(6)	The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance ($9,355) and life insurance/disability insurance (approximately $6,297).
(7)	The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance (approximately $14,276) and auto allowance (approximately $9,000).
(8)	The amount shown above is the estimated value of perquisites and other personal benefits including health insurance (approximately $14,270), and life insurance/disability insurance (approximately $9,000).
(9)	The amount shown above is the estimated value of perquisites and other personal benefits, including health and life insurance (approximately $13,979) and auto allowance (approximately $6,000).
(10)	The amount shown above is the estimated value of perquisites and other personal benefits, including health and life insurance (approximately $14,276) and auto allowance (approximately $8,400).
(11)	The amount shown above is the estimated value of perquisites and other personal benefits including health insurance (approximately $14,276) and auto allowance (approximately $7,200).
(12)	The amount shown is the estimated value of perquisites and other personal benefits, including health and life insurance (approximately $12,244) and auto allowance (approximately $7,200).
(13)	The amount shown is the estimated value of perquisites and other personal benefits, including health and life insurance (approximately $11,257) and auto allowance (approximately $6,250).

OPTION GRANTS DURING 2004

Stock options granted during the year 2004 to the officers named in the Summary Compensation Table are set forth in the following table:

Option Grants during fiscal 2004

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal 2004	Exercise Price ($/Share)(1)	Expiration Date(2)	5%($)	10%($)
Paul A. Motenko	0	—	—	—	—	—
Jeremiah J. Hennessy	0	—	—	—	—	—
Michael A. Nahkunst	4,630	2.6%	$13.57	4/15/2014	39,513	100,133
R. Dean Gerrie	3,250	1.4%	$13.57	4/15/2014	27,736	70,288
Gregory S. Lynds	2,500	1.9%	$13.57	4/15/2014	21,335	54,068

(1)	The fair market value of the Company’s Common Stock on the date of grant.
(2)	Options vest at 33 1/3% on the third through the fifth anniversary of the date of grant.
(3)	Calculated over a ten-year period, representing the terms of the options. These are assumed rates of appreciation and are not intended to forecast future appreciation of the Company’s Common Stock.

OPTION EXERCISES IN FISCAL 2004 AND YEAR-END OPTION VALUES

The following table sets forth information concerning stock options which were exercised during, or held at the end of fiscal 2004 by the officers named in the Summary Compensation Table:

	Shares Acquired On Exercise	Value Realized	Number of Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul A. Motenko	-0-	-0-	330,679	-0-	3,720,139	-0-
Jeremiah J. Hennessy	-0-	-0-	330,679	-0-	3,720,139	-0-
Michael A. Nahkunst	30,000	175,800	-0-	94,630	-0-	763,391
R.Dean Gerrie	-0-	-0-	87,000	16,250	994,875	82,398
Gregory S. Lynds	-0-	-0-	30,000	122,500	82,200	29,875

(1)	Common Stock valued at $14.00 per share, the last reported sales price of the Company’s Common Stock on December 31, 2004.

EMPLOYMENT AGREEMENTS

Each of Mr. Paul Motenko and Mr. Jeremiah Hennessy have employment agreements with the Company dated March 25, 1996, the terms of which were amended in November 2000 as a result of the change in control provisions of those agreements that were triggered in November 2000 when more than 15% of the Company’s outstanding Common Stock was acquired by The Jacmar Companies. These modifications included: (1) an increase in annual base salary from approximately $150,000 per year to $225,000 per year, (2) an extension of the agreements to December 31, 2006, and (3) a grant of options for 330,679 shares of Common Stock at an exercise price of $2.75, subject to approval of the shareholders of the Company or, if the shareholders did not approve the option, an increase in base salary by an additional $170,000 per year. Options were approved at the 2001 Annual Shareholders Meeting and options were granted. Pursuant to their employment agreements, Mr. Motenko and Mr. Hennessy are each entitled to receive annual cash compensation of $225,000, subject to escalation annually in accordance with the Consumer Price Index (the “CPI”). In addition, the employment agreements entitle each of the Executives to receive two annual bonuses based on the Company’s financial performance, one for attainment of specified earnings before interest, amortization, depreciation and income taxes (“EBITDA”), and one for attainment of specified pre-tax income. The EBITDA bonus entitles each Executive to receive the following amounts if the following EBITDA amounts are attained for each fiscal year during the term of their respective employment agreements:

EBITDA	Cash Bonus
$2,000,000	$25,000
$3,000,000	$35,000
$6,000,000	$80,000
$9,000,000	$150,000

Based on the above bonus formula, for the year ended January 2, 2005, each of Messrs. Motenko and Hennessy earned a cash bonus of $150,000 based on the Company’s EBITDA for fiscal 2004 of approximately $13,878,000. The pre-tax income bonus provision of the employment agreements would entitle each Executive to receive the following amounts if the following pre-tax income amounts (as reported in the Company’s audited annual financial statements) are attained for each fiscal year during the term of the employment agreements, commencing with the fiscal year ending December 31, 2001.

Pre-Tax Income	Cash Bonus
$7,166,000	$25,000
$14,333,000	$75,000
$28,665,000	$150,000

The pre-tax income levels required to receive each bonus level for each fiscal year following the 2002 fiscal year have been increased by 20% per year. Based on the above bonus formula, for the year ended January 2, 2004, each of Messrs. Motenko and Hennessy earned a cash bonus of $25,000 based on the Company’s pre tax income for fiscal 2004 of approximately $8,551,000. Messrs. Motenko and Hennessy are entitled to certain other fringe benefits including use of a Company automobile or automobile allowance, life insurance coverage, disability insurance, family health insurance and the right to participate in the Company’s customary executive benefit plans. The employment agreements further provide that following the voluntary or involuntary termination of their employment by the Company, each Executive is entitled to demand registration rights with respect to the Common Stock held by or issuable to him. Upon the occurrence of any Termination Event (as hereinafter defined), the Company may terminate the employment agreements. If such termination occurs, the Executive will be entitled to receive all amounts payable by the Company under his employment agreement to the date of termination. If the Company terminates the employment agreement for a reason other than the occurrence of a Termination Event or if the Executive terminates the employment agreement because of a breach by the Company of its obligations thereunder or for Good Reason (as hereinafter defined), the Executive will be entitled to receive any and all payments and benefits which would have been due to him from the Company up to and including December 31, 2006 or any extension thereof had his employment not been terminated. “Termination Event” means any of the following: (i) the willful and continued failure by the Executive to substantially perform his duties under the Employment Agreement (other than any such failure resulting from the Executive’s incapacity due to physical or mental illness) after demand for substantial performance is delivered by the Company specifically identifying the manner in which the Company believes the Executive has not substantially performed his duties; (ii) the Executive being convicted of a crime constituting a felony; (iii) the Executive intentionally committing acts or failing to act, either of which involves willful malfeasance with the intent to maliciously harm the business of the Company; (iv) the Executive’s willful violation of the confidentiality provisions under the Employment Agreement; or (v) death or physical or mental disability which results in the inability of the Executive to perform the required services for an aggregate of 180 calendar days during any period of 12 consecutive months. No act, or failure to act, on the Executive’s part shall be considered “willful” unless intentionally done, or intentionally omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of the Company. Notwithstanding the foregoing, a Termination Event shall not have been deemed to have occurred unless and until there shall have been delivered to the Executive a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to the Executive and an opportunity for him, together with his counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive conducted, or failed to conduct, himself in a manner set forth above in clauses (i)-(iv), and specifying the particulars thereof in detail. For purposes of the Employment Agreement, “Good Reason” shall mean (i) any removal of the Executive from, or any failure to re-elect the Executive to his current office except in connection with termination of the Executive’s employment for disability; provided, however, that any removal of the Executive from, or any failure to re-elect the Executive to his current office (except in connection with termination of the Executive’s employment for disability) shall not diminish or reduce the obligations of the Company to the Executive under the employment agreement; (ii) a reduction of ten percent (10%) or more in the Executive’s then current base salary; (iii) any failure by the Company to comply with any of its obligations to the Executive under the employment agreement; (iv) for any reason within 120 days following a Change of Control (as defined in the employment agreement); or (v) the failure of the Company to obtain the assumption of the employment agreement by any successor to the Company, as provided in the employment agreement. Messrs. Motenko and Hennessy amended their employment contracts making them co-Chairmen upon the hiring of Gerald W. Deitchle as CEO.

On December 26, 2000, the Company’s former President, Mr. Klinger, voluntarily terminated his employment agreement with the Company under the change in control provisions of his employment agreement, which were substantially identical to those described above with respect to the employment agreements of Messrs. Motenko and Hennessy. Under Mr. Klinger’s employment agreement, he had certain rights to receive compensation equal to the amount of compensation to which he would have been entitled under his agreement for its remaining term which expired on March 24, 2004. Mr. Klinger’s compensation under the severance provisions of his agreement was the same as that earned by Mr. Motenko and Mr. Hennessy for fiscal years 2001, 2002 and 2003 and the first three months of 2004. The Company has made all the payments required under the employment agreement and no further payments are required to be made to Mr. Klinger.

Under the three year employment agreement of the Company with Michael A. Nahkunst dated March 20, 2002; Mr. Nahkunst is entitled to receive a base salary of $200,000 per year and an annual bonus of $67,772 to be paid over the first year of employment. During 2003, Mr. Nahkunst’s base salary was increased to $250,000. Bonus payments for the second and third year of the agreement are at the discretion of the Company. Mr. Nahkunst also received a stock option grant of 150,000 shares on his first day of employment with vesting over a five year period. If Mr. Nahkunst is terminated without cause, he is entitled to up to one year of salary payments and all remaining stock options would vest. Mr. Nahkunst is entitled to certain other fringe benefits including an automobile allowance, life insurance, disability insurance, family health insurance and the right to participate in the Company’s customary executive benefit plans. Mr. Nahkunst employment agreement expired on March 21, 2005 and he left the Company.

Under the employment agreement of the Company with C. Douglas Mitchell dated September 17, 2002; Mr. Mitchell is entitled to receive a base salary of $150,000 per year and an annual bonus of $25,000 to be paid over the first year of employment. Bonus payments for subsequent years are at the discretion of the Company. Mr. Mitchell also received a stock option grant of 50,000 shares on his first day of employment with vesting over a five year period. Mr. Mitchell resigned as Chief Financial Officer on March 12, 2004. The Company paid Mr. Mitchell a severance at his prevailing base salary for a twelve-week period from his date of resignation.

Under the eighteen month employment agreement of the Company with Louis M. Mucci dated March 15, 2004; the executive is entitled to receive a base salary of $185,000 per year and an annual bonus of $25,000 to be paid over the first year of employment. Bonus payments for subsequent years are at the discretion of the Company. Mr. Mucci also received a stock option grant of 12,000 shares on the first day of employment with vesting over a three year period.

On January 19, 2005, the Company announced that Gerald W. (Jerry) Deitchle had been named President and CEO of the Company and his employment commenced February 1, 2005. Under the terms of Mr. Deitchle’s five-year employment contract, he is entitled to receive annual cash compensation of $300,000, subject to escalation annually in accordance with the Consumer Price Index (“CPI”). In addition, Mr. Deitchle will be entitled to receive a cash bonus of $125,000 if 2005 earnings before interest, amortization, depreciation and income taxes (“EBITDA”) equals or exceeds $16,000,000 and an additional $25,000 if 2005 EBITDA equals or exceeds $18,000,000. Additional bonuses for 2005 and all bonuses thereafter, as well as increases in compensation above the minimum CPI escalation rate stated above, shall be determined by the Board in its sole discretion.

Mr. Deitchle is entitled to certain other fringe benefits including a $20,000 non-accountable moving allowance, up to $3,000 per year for unreimbursed out-of-pocket costs associated with an annual physical examination, reimbursement of up to $10,000 in legal fees incurred in connection negotiation of the terms of his employment, use of a Company automobile or automobile allowance, family health insurance and the right to participate in the Company’s customary executive benefit plans.

Mr. Deitchle received an initial grant of stock options to purchase 275,000 shares of the Company’s common stock under the Company’s existing stock option plan. These options will vest 100,000 on the date of grant and 87,500 on the second and third anniversary of the date of grant. Additionally, Mr. Deitchle received a stock option grant of 25,000 shares upon joining the Company’s Board of Directors in November 2004, with 12,500 options vesting on the first and second anniversary of the date of grant. Mr. Deitchle shall be entitled to additional stock option or other equity-based compensation from time to time as determined by the Board of Directors of the Company.

Either the Company or Mr. Deitchle may terminate Mr. Deitchle’s employment at any time. If the termination is by the Company for “Cause” (as defined below), as a result of the death or “Disability” (as defined below) of Mr. Deitchle, or by Mr. Deitchle for other than “Good Reason” (as defined below), Mr. Deitchle will be entitled to receive all amounts payable by the Company under his employment agreement to the date of termination (including a prorated portion of any accrued bonuses). In addition, if the termination is by the Company or Mr. Deitchle as a result of “Disability,” to the extent that Mr. Deitchle is not covered by any other comprehensive insurance that provides a comparable level of benefits, the Company will pay Mr. Deitchle an amount equivalent to his COBRA payments for up to 18 months following the termination or the maximum term allowable by then applicable law for coverage of Mr. Deitchle and his eligible dependents. For purposes hereof, “Disability” shall mean incapacity due to physical or mental illness which results in Mr. Deitchle being absent from the full-time performance of substantially all of his material duties with the Company for 90 consecutive days or 180 days in any 12 month period.

In the event of termination of employment by the Company without “Cause” or by Mr. Deitchle for “Good Reason,” Mr. Deitchle shall be entitled to receive the following: (i) such Base Salary, vacation, prorated bonus and other benefits as have been earned through the date of termination and, to the extent that Mr. Deitchle is not covered by any other comprehensive insurance that provides a comparable level of benefits, the Company will pay Mr. Deitchle an amount equivalent to his COBRA payments for up to 18 months following the termination or the maximum term allowable by then applicable law for coverage of Mr. Deitchle and his eligible dependents, (ii) a lump sum severance equal to the greater of (a) one year’s then current base salary, or (b) fifty percent (50%) of the base salary that would be due to him (including annual increases) between the date of termination and the end of the remaining term of his five-year employment contract.

For purposes of Mr. Deitchle’s employment agreement, “Cause” means (i) an act or acts of dishonesty undertaken by Mr. Deitchle and intended to result in material personal gain or enrichment of him or others at the expense of the Company; (ii) gross misconduct that is willful or deliberate on Mr. Deitchle’s part and that, in either event, is materially injurious to the Company, (iii) the conviction of Mr. Deitchle of a felony; or (iv) the material breach of any terms and conditions of his employment agreement by Mr. Deitchle, which breach has not been cured within 30 days after written notice thereof from the Company. The cessation of employment by Mr. Deitchle shall not be deemed to be for Cause unless and until there shall have been delivered to Mr. Deitchle a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board (not including Mr. Deitchle) at a meeting of the Board called and held for such purpose (after reasonable notice to Mr. Deitchle and an opportunity for him, together with his counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, one or more causes for termination exist and specifying the particulars thereof in detail.

For purposes of Mr. Deitchle’s employment agreement, “Good Reason” means (i) any removal of Mr. Deitchle from, or any failure to nominate or re-elect Mr. Deitchle to, his current office and/or the Board, except in connection with termination of Mr. Deitchle’s employment for death, Disability or Cause, (ii) the failure of the Company to obtain the assumption of this Agreement by any successor to the Company, as provided in this Agreement, (iii) the material breach by the Company of any terms and conditions of Mr. Deitchle’s employment agreement, which breach has not been cured by the Company within thirty (30) days after written notice thereof to the Company from Mr. Deitchle, or (iv) in the event of certain events constituting a change in control of the Company (a) (1) any reduction in Mr. Deitchle’s then-current base salary or any material reduction in Mr. Deitchle’s comprehensive benefit package (other than changes, if any, required by group insurance carriers applicable to all persons covered under such plans or changes required under applicable law), (2) the assignment to Mr. Deitchle of duties that represent or constitute a material adverse change in Mr. Deitchle’s position, duties, responsibilities and status with the Company immediately prior to a change in control, or (3) a material adverse change in Mr. Deitchle’s reporting responsibilities, titles, offices, or any removal of Mr. Deitchle from, or any failure to re-elect Mr. Deitchle to, any of such positions; except in connection with the termination of Mr. Deitchle’s employment for Cause, upon the Disability or death of Mr. Deitchle, or upon the voluntary termination by Mr. Deitchle; (b) the relocation of Mr. Deitchle’s place of employment from the location at which Mr. Deitchle was principally employed immediately prior to the date of the change in control to a location more than 50 miles from such location; or (c) the failure of any successor to the Company to assume and agree to perform its obligations under Mr. Deitchle’s employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of May 2, 2005 by (a) each director of the Company, (b) each executive officer identified in the Summary Compensation Table, (c) all executive officers and directors of the Company as a group and (d) each person known by the Company to be the beneficial owner of 5% or more of the outstanding shares of Common Stock. Ownership of less than 1% is indicated by an asterisk.

	Shares Beneficially Owned(1)
Name and Address(2)	Number of Shares(3)		Percentage Of Class(3)

BJ Chicago LLC 2200 W. Valley Blvd. Alhambra, CA 91803	7,877,239	(4)	34.88%

The Jacmar Companies William H. Tilley, Chairman/CEO 2200 W. Valley Blvd. Alhambra, CA 91803	7,877,239	(4)	34.88%

Golden Resorts, Inc. Jerry G. Brassfield, Director 140 Victory Lane Los Gatos, CA 95030	6,217,285	(5)	27.53%

Delaware Investment Advisers One Commerce Square Philadelphia, PA 19103	2,000,000	(6)	8.85%

Next Century Growth Investors, LLC 5500 Wayzata Blvd., Suite 1275 Minneapolis, MN 55416	1,491,494	(7)	6.60%

Gerald W. Deitchle	105,000	(8)	*

Paul A. Motenko	678,057	(9)	2.96%

Jeremiah J. Hennessy	658,057	(10)	2.87%

Louis M. Mucci	50,554	(11)	*

James A. Dal Pozzo	7,304,012	(12)	32.29%

Shann M. Brassfield	6,252,441	(13)	27.64%

John F. Grundhofer	53,154	(14)	*

J. Roger King	38,154	(15)	*

Larry D. Bouts	77,500	(16)	*

Peter A. Bassi	5,000	(17)	*

Michael A. Nahkunst	15,000	(18)	*

R. Dean Gerrie	87,000	(19)	*

All directors and executive officers as a group (12 persons)			39.15%

*	Less than 1%

(1)	Except for the shares owned by BJ Chicago, LLC (which are shown in the table as owned by BJ Chicago, LLC and also attributed to the ownership of The Jacmar Companies, Golden Resorts, Inc., James A. Dal Pozzo and Shann M. Brassfield), the persons named in the table, to the Company’s knowledge, have sole voting and sole investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder. BJ Chicago LLC is owned 41.67% by The Jacmar Companies and William H. Tilley and 54.94% by Golden Resorts and Jerry G. Brassfield with the remaining interests held by James A. Dal Pozzo and Shann M. Brassfield. The Jacmar Companies, William H. Tilley, James A. Dal Pozzo, Golden Resorts, Inc., Jerry G. Brassfield and Shann M. Brassfield share voting and investment power with respect to all shares of common stock owned by BJ Chicago, LLC.
(2)	The address of the officers and directors of the Company is at the Company’s principal executive offices at 16162 Beach Boulevard, Suite 100, Huntington Beach, California 92647.
(3)	Shares of Common Stock which a person had the right to acquire within 60 days are deemed outstanding in calculating the percentage ownership of the person, but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any options issued by the Company which are not exercisable within 60 days from the date hereof.
(4)	Consists of 6,081,658 shares held of record by BJ Chicago, LLC and 1,190,200 shares held of record by The Jacmar Companies, 574,350 shares held by William H. Tilley and 31,031 shares held by Tilley family members and affiliates. The Jacmar Companies are controlled by William H. Tilley whose address is the same as that of the Jacmar Companies. Golden Resorts, Inc. is controlled by Jerry G. Brassfield whose address is the same as that of Golden Resorts, Inc. See “Certain Relationships and Related Transactions.”
(5)	Consists of 6,081,658 shares held of record by BJ Chicago, LLC and 67,127 shares held by Jerry G. Brassfield and family and 68,500 held by Autofocus. Jerry G. Brassfield is a director and major shareholder of Autofocus. See “Certain Relationships and Related Transactions.”
(6)	The Company has been informed that Delaware Management Business Trust is the investment adviser or sub-adviser for the following accounts and consequently has investment discretion over such accounts: Delaware Small Cap Growth II Portfolio, a series of Delaware Pooled Trust; Delaware Small Cap Growth Fund, a series of Delaware Group Equity Funds III; Merck & Co., Inc. Employee Benefits Trust; Capital Opportunities Fund, a series of Mercantile Funds; Capital Appreciation Portfolio, a series of First Funds; First Horizon Capital Appreciation Portfolio, a series of Financial Investors Variable Insurance Trust; Small Cap Growth Fund, a series of SEI Institutional Managed Trust; and Small Cap Fund, a series of SEI Institutional Investments Trust. As a result of its investment discretion over such accounts, Delaware Management Business Trust may be deemed to be the beneficial owner of shares held by such accounts.”.
(7)	Consists of 1,295,995 shares held of record by Next Century Growth Investors, LLC, a Delaware limited liability company that is controlled by Thomas L. Press and Donald M. Longlet.
(8)	Consists of 5,000 shares of Common Stock of which Mr. Deitchle is the beneficial owner and 100,000 shares of Common Stock purchasable upon exercise of options.
(9)	Consists of 347,378 shares of Common Stock and options exercisable for up to 330,679 shares of Common Stock. See “Executive Compensation and Other Matters”.
(10)	Consists of 327,378 shares of Common Stock and options exercisable for up to 330,679 shares of Common Stock. See “Executive Compensation and Other Matters”.
(11)	Consists of 50,554 shares of Common Stock purchasable upon exercise of options.
(12)	Consists of 6,081,658 shares held of record by BJ Chicago, LLC, 1,190,200 shares held of record by The Jacmar Companies and 32,154 shares of Common Stock purchasable upon exercise of options. Mr. Dal Pozzo is an executive officer and director of The Jacmar Companies.
(13)	Consists of 6,081,658 shares held of record by BJ Chicago, LLC, 67,127 shares held by Jerry G. Brassfield and family, 68,500 shares held by Autofocus, 3,002 shares of common stock of which Mr. Shann Brassfield is the beneficial owner and 32,154 shares of Common Stock purchasable upon exercise of options. Mr. Brassfield is an executive officer and director of Golden Resorts, Inc.

(14)	Consists of 50,000 shares of Common Stock of which Mr. Grundhofer is the beneficial owner and 3,154 shares of Common Stock purchasable upon exercise of options.
(15)	Consists of 7,000 shares of Common Stock of which Mr. King is the beneficial owner, 3,000 shares owned by his wife and 28,154 shares of Common Stock purchasable upon exercise of options.
(16)	Consists of 65,000 shares of Common Stock of which Mr. Bouts is the beneficial owner and 12,500 shares of Common Stock purchasable upon exercise of options.
(17)	Consists of 5,000 shares of Common Stock of which Mr. Bassi is the beneficial owner.
(18)	Mr. Nahkunst resigned on March 21, 2005. There remain 15,000 shares of Common Stock purchasable upon exercise of options until June 12, 2005. “Executive Compensation and Other Matters”.
(19)	Consists of options exercisable for up to 87,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of January 2, 2005, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 41.3% of our outstanding common stock. James Dal Pozzo, a member of our Board of Directors, is the President of Jacmar. Jacmar, through its specialty wholesale food distributorship, is our largest supplier of food, beverage and paper products. Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with $19.3 million, $14.6 million and $11.5 million of food, beverage and paper products for fiscal 2004, 2003 and 2002, respectively, and 57.1%, 53.5% and 60.0% of our total costs for these products, respectively. We had trade payables to Jacmar related to these products of $2.2 million and $1.1 million at January 2, 2005 and December 28, 2003, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information below sets forth certain information concerning the Company’s principal accounting fees and services:

Audit Fees. The following table sets forth the aggregate fees billed to the Company for the fiscal years ended January 2, 2005 and December 28, 2003 by the Company’s Independent Auditors, Ernest & Young, LLP:

Fiscal Year	Annual Audit Fees(1)	All Other Fees		Percentage of all Other Fees to Audit Fees
2004	$374,000	$—		—%
2003	$155,500	$3,500	(2)	21%

(1)	The annual audit fees relate to professional services rendered for the audit of the consolidated financial statements of the Company, quarterly reviews and review of documents filed with the Securities and Exchange Commission. No tax fees were paid to Ernst & Young in either year.
(2)	For fiscal 2003, all other fees are for a cost reduction review of our utilities cost in Texas.

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate the Company’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for fiscal 2004 and 2003 were pre-approved by the Audit Committee or were within pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approval requirements or guidelines during the same periods.

Financial Information Systems Design and Implementation Fees. Ernst & Young did not provide any professional services related to information systems design and implementation, and did not charge any fees for such services.

All Other Fees. Ernst & Young did not provide any other professional services during 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.

	By:	/s/ Paul A. Motenko
May 2, 2005		Paul A. Motenko, Co-Chairman of the Board, Vice President and Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date
By:	/s/PAUL A. MOTENKO Paul A. Motenko	Co-Chairman of the Board of Directors, Vice President and Secretary	May 2, 2005

By:	/s/ JEREMIAH J. HENNESSY Jeremiah J. Hennessy	Co-Chairman of the Board of Directors	May 2, 2005

By:	/s/ GERALD W. DEITCHLE Gerald W. Deitchle	Chief Executive Officer, President and Director	May 2, 2005

By:	/s/ LOUIS M. MUCCI Louis M. Mucci	Chief Financial Officer and Director	May 2, 2005

EXHIBIT INDEX

Exhibit Number	Description
31	Section 302 Certifications of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002