Form 10-Q
period 2005-04-03
BJs RESTAURANTS INC
filed 2005-05-05
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended April 3, 2005

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

As of May 2, 2005, there were 22,585,886 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended April 3, 2005

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 3, 2005 (Unaudited)	January 2, 2005
Assets
Current assets:
Cash and cash equivalents	$13,808	$3,766
Investments	38,178	15,775
Accounts and other receivables	2,355	2,299
Inventories	1,210	1,294
Prepaids and other current assets	3,079	3,364
Deferred taxes	1,320	1,822

Total current assets	59,950	28,320

Property and equipment, net	75,371	66,489
Goodwill	4,673	4,673
Notes receivable	906	925
Other assets, net	454	459

Total assets	$141,354	$100,866

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,579	$6,196
Accrued expenses	10,790	12,406

Total current liabilities	15,369	18,602

Deferred taxes	2,040	1,742
Reserve for restaurant closures	48	54
Other liabilities	2,852	1,688

Total liabilities	20,309	22,086

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 22,586 and 19,813 shares issued and outstanding as of April 3, 2005 and January 2, 2005, respectively	103,875	63,380
Capital surplus	2,810	2,706
Retained earnings	14,360	12,694

Total shareholders’ equity	121,045	78,780

Total liabilities and shareholders’ equity	$141,354	$100,866

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
Revenues	$37,393	$28,977
Costs and expenses:
Cost of sales ($6.1 million and $3.8 million related party)	9,835	7,409
Labor and benefits	13,389	10,576
Occupancy	2,534	2,230
Operating expenses	4,064	3,093
General and administrative	2,901	2,520
Depreciation and amortization	1,405	1,158
Restaurant opening expense	966	239
Gain from sale of Pietro’s restaurants	—	(1,658)

Total costs and expenses	35,094	25,567

Income from operations	2,299	3,410

Other income:
Interest income, net	101	103
Other income, net	50	85

Total other income	151	188

Income before income taxes	2,450	3,598
Income tax expense	784	1,222

Net income	$1,666	$2,376

Net income per share:
Basic	$0.08	$0.12

Diluted	$0.08	$0.12

Weighted average number of shares outstanding:
Basic	20,510	19,425

Diluted	21,666	20,518

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Total
	Shares	Amount
Balance, January 2, 2005	19,813	$63,380	$2,706	$12,694	$78,780
Exercise of stock options, net	23	124	—	—	124
Sale of common stock	2,750	40,371	—	—	40,371
Tax benefit from stock option exercises	—	—	104	—	104
Net income	—	—	—	1,666	1,666

Balance, April 3, 2005	22,586	$103,875	$2,810	$14,360	$121,045

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
Cash flows from operating activities:
Net income	$1,666	$2,376

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,405	1,158
Deferred income taxes	800	486
Tax benefit from stock options exercised	104	54
Gain on sale of Pietro’s restaurants	—	(1,658)
Changes in assets and liabilities:
Accounts and other receivables	(55)	(130)
Notes receivable	19	—
Inventories	84	107
Prepaids and other current assets	285	442
Other assets, net	3	10
Accounts payable	(1,617)	(68)
Accrued expenses	(1,616)	(141)
Reserve for restaurant closures	(6)	(57)
Other liabilities	894	(11)
Landlord contribution for tenant improvements	270	—

Net cash provided by operating activities	2,236	2,568

Cash flows from investing activities:
Purchases of property and equipment	(10,286)	(3,872)
Purchases of investments	(32,058)	(5,439)
Proceeds from investments sold	9,655	3,350
Proceeds from sale of Pietro’s restaurants	—	1,250

Net cash used in investing activities	(32,689)	(4,711)

Cash flows from financing activities:
Proceeds from sale of common stock	40,371	—
Proceeds from exercise of stock options	124	149
Payments on long-term debt	—	(2)
Payments on notes payable to related parties	—	(113)

Net cash provided by financing activities	40,495	34

Net increase (decrease) in cash and cash equivalents	10,042	(2,109)

Cash and cash equivalents, beginning of period	3,766	4,899

Cash and cash equivalents, end of period	$13,808	$2,790

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

The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) which are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of the results for any other interim period or for our full fiscal year.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended January 2, 2005. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of January 2, 2005 has been derived from our audited financial statements.

INVESTMENTS

All investments are classified as held-to-maturity and are reported at amortized cost and realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	April 3, 2005	January 2, 2005
U.S. and government agency securities	$30,054	$204
International corporate bonds	7,923	1,007
U.S. corporate notes and bonds	201	14,564

Total investments	$38,178	$15,775

Average maturity for our total investment portfolio as of April 3, 2005 and January 2, 2005 was 1 month and 3 months, respectively.

NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occurs if stock options issued by us to sell common stock at set prices were exercised. The financial statements present basic and diluted net income per share. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercises of outstanding stock options using the treasury stock method.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options) that were included in the dilutive net income per share computation (in thousands).

	For The Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
Numerator:
Net income for basic and diluted net income per share	$1,666	$2,376

Denominator:
Weighted-average shares outstanding - basic	20,510	19,425
Effect of dilutive common stock options	1,156	1,093

Weighted-average shares outstanding - diluted	21,666	20,518

For the thirteen weeks ended April 3, 2005, there were no stock options outstanding whereby the exercise price exceeded the average common stock market value. For the thirteen weeks ended March 28, 2004, there were approximately 10,000 stock options outstanding whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

RELATED PARTY

As of April 3, 2005, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 36.5% of our outstanding common stock.

Jacmar, through its specialty wholesale food distributorship, is our largest supplier of food, beverage and paper products. Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $6.1 million and $3.8 million of food, beverage and paper products for the thirteen weeks ended April 3, 2005 and March 28, 2004, respectively, which represent 62.2% and 51.4%, respectively, of our total costs for these products. We had trade payables related to these products of approximately $2.4 million and $1.1 million at April 3, 2005 and March 28, 2004, respectively.

RESTAURANT CLOSURES

In the fourth quarter of 2003, the successor tenant at a restaurant location that we sold in 2002 became delinquent in rent payments. The landlord sought relief under our guaranty of the lease liability. In February 2004, the landlord released us from any additional liability in exchange for a cash payment of approximately $55,000. During 2004, our restaurant closure reserve was reduced by $75,000, of which $55,000 was utilized to pay our landlord in connection with the release of lease liability. At January 2, 2005, the balance of our reserve was for the remaining lease liability related to our restaurant that was sold in 2001.

On January 3, 2005, we closed our BJ’s Pizza & Grill ® in Seal Beach which was on a monthly lease since February 2004. We recorded a fixed asset write-down of $38,000 related to this closure.

For the thirteen weeks ended April 3, 2005, our restaurant closure reserve was reduced by $5,000 due to more favorable lease settlements than originally anticipated.

STOCK BASED COMPENSATION

We account for our employee stock options under the intrinsic value method. The exercise price of employee stock options equals the market price of the underlying stock on the date of the grant. As such, no compensation expense is recorded. We adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).

Had compensation cost for our options granted been determined based on the fair value of the option at the grant date for the 1996 Stock Option Plan awards, consistent with the provisions of SFAS 123, our net income and net income per share would have been decreased to the pro forma amounts indicated below (in thousands):

	For the Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
Net income, as reported	$1,666	$2,376
Less: Stock-based employee compensation expense, net of related tax effects	(551)	(115)

Net income, pro forma	$1,115	$2,261

Net income per share, as reported:
Basic	$0.08	$0.12
Diluted	$0.08	$0.12
Net income per share, pro forma:
Basic	$0.05	$0.12
Diluted	$0.05	$0.11

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on our stock, (b) expected volatility of our stock ranging from 36.7% to 37.9%, (c) a risk-free interest rate ranging from 3.63% to 3.86% and (d) expected option life of five years. The fair value of options granted during the thirteen weeks ended April 3, 2005 and March 28, 2004 were $5.65 and $5.16, respectively.

COMMON STOCK

On March 11, 2005, we completed a $40.4 million (net of approximately $2.2 million in related fees and expenses) private placement of common stock with three large institutional investors. The transaction involved the sale of 2.75 million shares of common stock at a purchase price of $15.50 per share.

DIVIDEND POLICY

We have not paid any dividends since our Company’s inception and we have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings for expansion of our operations, remodeling of existing restaurants and other general corporate purposes and to not pay any cash dividends in the foreseeable future. Should we decide to pay dividends in the future, such payments would be at the discretion of the Board of Directors.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein: (i) our ability to manage an increasing number of new restaurant openings, (ii) construction delays, (iii) labor shortages, (iv) minimum wage increases (v) food quality and health concerns, (vi) factors that impact California, where 27 of our current 38 restaurants are located, (vii) restaurant and brewery industry competition, (viii) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (ix) consumer trends, (x) potential uninsured losses and liabilities, (xi) fluctuating commodity costs including food and energy, (xii) trademark and servicemark risks, (xiii) government regulations, (xiv) licensing costs, (xv) other general economic and regulatory conditions and requirements, (xvi) beer and liquor regulations, (xvii) loss of key personnel, (xviii) inability to secure acceptable sites, (xix) limitations on insurance coverage and (xx) legal proceedings, if any.

GENERAL

On May 2, 2005, we owned and operated 38 restaurants located in California, Oregon, Colorado, Arizona, Texas and Nevada. A licensee also operates one licensed restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery ® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse ® which receive the beer it sells from one of our breweries, or a BJ’s Pizza & Grill ® which is a smaller format restaurant. Our menu features our BJ’s ® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie ® cookie. Our eleven BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s hand-crafted beers are produced and sold.

As is customary for the casual dining segment of the restaurant industry, in calculating comparable sales, we include a restaurant in the comparable base once it has been open for eighteen months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 3, 2005 and March 28, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended
	April 3, 2005	March 28, 2004
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	26.3	25.6
Labor and benefits	35.8	36.5
Occupancy	6.8	7.7
Operating expenses	10.9	10.7
General and administrative	7.8	8.7
Depreciation and amortization	3.8	4.0
Restaurant opening expense	2.6	0.8
Gain from sale of Pietro’s restaurants	—	(5.7)

Total costs and expenses	94.0	88.3

Income from operations	6.0	11.7
Other income:
Interest income, net	0.3	0.4
Other income (expense), net	0.1	0.3

Total other income	0.4	0.7

Income before income taxes	6.4	12.4
Income tax expense	2.1	4.2

Net income	4.3%	8.2%

Thirteen Weeks Ended April 3, 2005 Compared to Thirteen Weeks Ended March 28, 2004.

Revenues. Total revenues for the thirteen weeks ended April 3, 2005 increased to $37.4 million from $29.0 million during the comparable thirteen week period of 2004, an increase of $8.4 million or 29.0%. The $8.4 million increase in restaurant sales consisted of an approximate $8.8 million increase from the opening of new restaurants, and an approximate increase in our comparable restaurant sales of $0.7 million or approximately 2.8%. The comparable restaurant sales increase was primarily due to increased customer counts and increases in menu pricing. We increased pricing on beverages by approximately 0.5% during May 2004, and increased the price of our handcrafted beers by approximately 0.5% effective in October 2004. Non-alcoholic beverages and handcrafted beers represent approximately 6.9% and 11.2%

of our sales, respectively. Additionally, we implemented an approximate 0.7% effective menu price increase on our food offerings at the end of January 2005. These revenue increases were partially offset by approximately $0.9 million of revenues related to the sale of our three Pietro’s restaurants on March 15, 2004, and our Seal Beach BJ’s Pizza & Grill restaurant, which was closed on January 3, 2005.

Cost of Sales. Cost of food, beverages and paper for our restaurants increased to $9.8 million during the thirteen weeks ended April 3, 2005 from $7.4 million during the comparable thirteen week period of 2004, an increase of $2.4 million or 32.4%. As a percentage of revenues, cost of sales increased to 26.3% for the current thirteen week period from 25.6% for the prior-year comparable thirteen week period. This increase is primarily a result of increased meat, cheese, seafood and general grocery item prices, partially offset slightly by a reduction in poultry prices versus the comparable period.

Additionally, in our new restaurants, our cost of sales will typically be higher during the first 90 days of operations versus our mature restaurants, as management teams become accustomed to optimally predicting, managing and servicing sales volumes typically experienced in our new restaurants. During the thirteen weeks ended April 3, 2005, we had three restaurants that were operating in the first 90 days of service versus only one restaurant in the prior year’s comparable period.

We provide our customers a large variety of menu items which are not dependent on a single group of commodities. We continue to work with our suppliers to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions outside of our control.

Labor and Benefits. Labor and benefit costs for our restaurants increased to $13.4 million during the thirteen weeks ended April 3, 2005 from $10.6 million during the comparable thirteen week period of 2004, an increase of $2.8 million or 26.4%. This increase was substantially due to the opening of seven new restaurants since the end of our first quarter in 2004, partially offset by the closing of our Pietro’s and Seal Beach restaurants. As a percentage of revenues, labor and benefit costs decreased to 35.8% for the current thirteen week period from 36.5% for the prior-year comparable thirteen week period. This decrease is primarily due to the impact of increased menu prices and the continuous monitoring and management of our labor.

Occupancy. Occupancy costs increased to $2.5 million during the thirteen weeks ended April 3, 2005 from $2.2 million during the comparable thirteen week period of 2004, an increase of $300,000 or 13.6%. The increase reflects the seven additional restaurants we opened since the first quarter of 2004, partially offset by the sale of our 3 Pietro’s restaurants on March 15, 2004 and the closure of our Seal Beach BJ’s Pizza & Grill restaurant on January 3, 2005. As a percentage of revenues, occupancy costs decreased to 6.8% for the current thirteen week period from 7.7% for the prior-year comparable thirteen week period. This decrease is primarily due to the fact that six out of the eleven restaurants opened the last two years were ground leases with lease payments below our historical rent levels.

Operating Expenses. Operating expenses increased to $4.1 million during the thirteen weeks ended April 3, 2005 from $3.1 million during the comparable thirteen week period of 2004, an increase of $1.0 million or 32.3%. As a percentage of revenues, operating expenses increased to 10.9% for the current thirteen week period as compared to 10.7% for the prior-year comparable thirteen week period. This slight increase is primarily due to higher supplies and merchant credit card fees.

General and Administrative Expenses. General and administrative expenses increased to $2.9 million during the thirteen weeks ended April 3, 2005 from $2.5 million during the comparable thirteen week period of 2004, an increase of $400,000 or 16.0%. As a percentage of revenues, general and administrative expenses decreased to 7.8% for the current thirteen week period from 8.7% for the prior-year comparable thirteen week period. This decrease is primarily the result of a 29.0% increase in total revenues for 2005 and the absence of severance payments to two corporate employees which were expensed during the first quarter of 2004.

Depreciation and Amortization. Depreciation and amortization increased to $1.4 million during the thirteen weeks ended April 3, 2005 from $1.2 million during the comparable thirteen week period of 2004, an increase of $200,000 or 16.7%. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment related to new restaurant development, including three restaurants opened during the trailing 12 month period that were ground leases resulting in higher leasehold improvement outlays.

Restaurant Opening Expense. Restaurant opening expense increased to $966,000 during the thirteen weeks ended April 3, 2005 from $239,000 during the comparable thirteen week period of 2004, an increase of $727,000. This increase is primarily due to opening costs related to one restaurant opening and three restaurants in-progress during the thirteen weeks ended April 3, 2005, as compared to only one restaurant opening during the thirteen weeks ended March 28, 2004. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process.

Interest Income, Net. Net interest income, decreased to $101,000 during the thirteen weeks ended April 3, 2005 from $103,000 during the comparable thirteen week period of 2004, a decrease of $2,000. This decrease is primarily due to decreased investments prior to the completion of our equity transaction on March 11, 2005, partially offset by higher interest rates.

Other Income, Net. Net other income decreased to $50,000 during the thirteen weeks ended April 3, 2005 from $85,000 in the comparable thirteen week period of 2004, a decrease of $35,000. The decrease was primarily due to the loss of gaming income from our Pietro’s restaurants, which we sold on March 15, 2004.

Income Tax Expense. Income tax expense decreased to $784,000 during the thirteen weeks ended April 3, 2005 from $1.2 million during the comparable thirteen week period of 2004, a decrease of $416,000. The decrease was primarily due to increased income before taxes in the prior year’s quarter resulting from the sale of our Pietro’s restaurants at a higher effective income tax rate. Our effective income tax rate for the thirteen weeks ended April 3, 2005 was 32.0% compared to 34.0% for the comparable thirteen week period of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are principally related to restaurant growth plans. Similar to many restaurant chains, we utilize operating lease arrangements for substantially all of our restaurant locations. We believe that our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not required to be reflected as indebtedness on our consolidated balance sheets, the minimum rents and related fixed asset obligations under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. We also require capital resources to maintain our existing base of restaurants and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant, since our restaurant guests pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers of such items.

Our cash flows from operating activities, as detailed in the consolidated statements of cash flows, provided $2.2 million of net cash during the thirteen weeks ended April 3, 2005, a $400,000 decrease from the $2.6 million generated during the comparable thirteen week period of 2004. The decrease in cash from operating activities for the comparable thirteen week period of 2004 is primarily due to the timing of payments to suppliers included in accounts payable and accrued expenses, partially offset by the gain on sale of Pietro’s restaurants.

Total capital expenditures for the acquisition of our restaurant and brewery equipment and leasehold improvements to construct new restaurants were $9.9 million for the thirteen weeks ended April 3, 2005. These expenditures were primarily related to the development of our new restaurants in Moreno Valley, California and the construction of our Rancho Cucamonga, Roseville, San Bruno, San Mateo, and Corona California, our Mesa and Tucson, Arizona and our Sugarland, Texas locations. In addition, for the thirteen weeks ended April 3, 2005, total capital expenditures related to the maintenance of existing restaurants were $422,000.

We have signed leases for, and plan to open restaurants in Rancho Cucamonga, San Bruno, and San Mateo California, Tucson and Mesa Arizona and Sugarland, Texas, in 2005. Corona and Roseville, California opened on April 5, 2005 and April 26, 2005, respectively, which was subsequent to our quarter end.

On March 11, 2005, we completed a $40.4 million (net of approximately $2.2 million in related fees and expenses) private placement of common stock with three large institutional investors. The transaction involved the sale of 2.75 million shares of common stock at a purchase price of $15.50 per share.

In recent years, we have funded our capital requirements primarily through cash flows from operations and proceeds received from the exercise of redeemable warrants during 2002. Our capital requirements related to opening additional restaurants will continue to be significant. We anticipate total capital expenditures between $25 million and $27 million in 2005 with the majority of expenditures associated with the new restaurant openings previously stated. Other capital expenditures are expected to be consistent with prior year trends and will be primarily directed toward capital maintenance associated with existing restaurants. We expect to fund all capital requirements for fiscal 2005 using operating cash flows, our cash on hand and investments. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash flow and our cash and investments balances together with anticipated cash flows from operations should be sufficient to satisfy our working capital and capital expenditure requirements through fiscal 2006. We may seek additional funds to finance our future growth and operations. There can be no assurance that such funds will be available when required or available on terms acceptable to us.

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

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of April 3, 2005, no impairment indicators have been identified.

Self Insurance Liability

We are self-insured for a portion of our workers’ compensation program. We maintain coverage with a third party insurer to limit our total exposure for this program. The accrued liability associated with this program is based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is not discounted and is based on information provided by our insurance broker and insurer, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.

Income Taxes

We provide for income taxes based on our estimate of federal and state income tax liabilities. Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expense allowable for tax purposes. We usually file our income tax returns several months after our fiscal year-end. We file our tax returns with the advice and compilation of tax consultants. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretation of the tax laws.

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

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the thirteen weeks ended April 3, 2005, the average interest rate earned on cash and cash equivalents and investments was approximately 2.2%.

We purchase food and other commodities for use in our operations, based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have the ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission, or SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures, our management, with the participation of the Chief Executive and Chief Financial Officers, has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits

2.1	Registration Rights Agreement incorporated by reference to Exhibit 2.1 of the Form 8-K filed March 11, 2005.

10.1	Securities Purchase Agreement incorporated by reference to Exhibit 10.1 of the Form 8-K filed March 11, 2005.

10.2	Employment Agreement dated January 12, 2005 between the Company and Gerald (Jerry) W. Deitchle, employed as Chief Executive Officer, incorporated by reference to Exhibit 10.2 of the 2004 Annual Report.

31	Section 302 Certifications of Chief Executive Officers and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officers and Chief Financial Officer.

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