Form 10-Q
period 2005-07-03
BJs RESTAURANTS INC
filed 2005-08-02
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks ended July 3, 2005

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

(714) 848-3747

(Registrant’s telephone number, including area code)

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

As of August 2, 2005, there were 22,607,386 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended July 3, 2005

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 3, 2005 (Unaudited)	January 2, 2005
Assets
Current assets:
Cash and cash equivalents	$5,890	$3,766
Investments	44,939	15,775
Accounts and other receivables	2,651	2,299
Inventories	1,487	1,294
Prepaids and other current assets	1,225	3,364
Deferred taxes	1,456	1,822

Total current assets	57,648	28,320

Property and equipment, net	81,168	66,489
Goodwill	4,673	4,673
Notes receivable	888	925
Other assets, net	437	459

Total assets	$144,814	$100,866

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,882	$6,196
Accrued expenses	11,695	12,406

Total current liabilities	16,577	18,602

Deferred taxes	2,208	1,742
Other liabilities	2,851	1,742

Total liabilities	21,636	22,086

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 22,607 and 19,813 shares issued and outstanding as of July 3, 2005 and January 2, 2005, respectively	103,898	63,380
Capital surplus	2,859	2,706
Retained earnings	16,421	12,694

Total shareholders’ equity	123,178	78,780

Total liabilities and shareholders’ equity	$144,814	$100,866

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Revenues	$43,985	$29,315	$81,378	$58,292
Costs and expenses:
Cost of sales	11,834	7,624	21,669	15,033
Labor and benefits	16,002	10,185	29,392	20,761
Occupancy	2,929	2,226	5,462	4,456
Operating expenses	4,828	3,179	8,892	6,272
General and administrative	2,909	2,213	5,807	4,733
Depreciation and amortization	1,662	1,183	3,067	2,341
Restaurant opening expense	1,138	770	2,104	1,009
Gain from sale of Pietro’s restaurants	—	—	—	(1,658)

Total costs and expenses	41,302	27,380	76,393	52,947

Income from operations	2,683	1,935	4,985	5,345

Other income:
Interest income, net	292	121	393	224
Other income, net	70	29	117	114

Total other income	362	150	510	338

Income before income taxes	3,045	2,085	5,495	5,683

Income tax expense	984	682	1,768	1,904

Net income	$2,061	$1,403	$3,727	$3,779

Net income per share:
Basic	$0.09	$0.07	$0.17	$0.19

Diluted	$0.09	$0.07	$0.16	$0.18

Weighted average number of shares outstanding:
Basic	22,593	19,452	21,552	19,452

Diluted	23,845	20,535	22,736	20,545

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Total
	Shares	Amount
Balance, January 2, 2005	19,813	$63,380	$2,706	$12,694	$78,780
Exercise of stock options, net	44	224	—	—	224
Sale of common stock	2,750	40,294	—	—	40,294
Tax benefit from stock option exercises	—	—	153	—	153
Net income	—	—	—	3,727	3,727

Balance, July 3, 2005	22,607	$103,898	$2,859	$16,421	$123,178

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Twenty-Six Weeks Ended
	July 3, 2005	June 27, 2004
Cash flows from operating activities:
Net income	$3,727	$3,779

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,067	2,341
Deferred income taxes	832	522
Tax benefit from stock options exercised	153	330
Gain on sale of Pietro’s restaurants	—	(1,658)
Changes in assets and liabilities:
Accounts and other receivables	(351)	(125)
Inventories	(193)	(107)
Prepaids and other current assets	2,139	708
Other assets, net	19	15
Accounts payable	(1,314)	176
Accrued expenses	(711)	(247)
Other liabilities	(291)	(12)
Landlord contribution for tenant improvements	1,400	—

Net cash provided by operating activities	8,477	5,722

Cash flows from investing activities:
Purchases of property and equipment	(17,744)	(10,053)
Purchases of investments	(90,686)	(7,121)
Proceeds from investments sold	61,522	8,037
Collection of notes receivable	37	—
Proceeds from sale of Pietro’s restaurants	—	1,250

Net cash used in investing activities	(46,871)	(7,887)

Cash flows from financing activities:
Proceeds from sale of common stock	40,294	—
Proceeds from exercise of stock options	224	401
Payments on notes payable to related parties	—	(151)

Net cash provided by financing activities	40,518	250

Net increase (decrease) in cash and cash equivalents	2,124	(1,915)

Cash and cash equivalents, beginning of period	3,766	4,899

Cash and cash equivalents, end of period	$5,890	$2,984

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. and its wholly owned subsidiaries. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

The accompanying unaudited consolidated financial statements include all material adjustments (consisting of normal recurring accruals) which are, in our opinion, necessary for a fair presentation of our financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of the results for any other interim period or for our full fiscal year.

Effective with the fiscal third quarter of 2005, we will change our fiscal week-end from Sunday to Tuesday. This change will facilitate operational efficiencies by transferring certain administrative tasks away from the weekends when our restaurants are busiest. Accordingly, our fiscal third quarter of 2005 will contain two additional days and will end on October 4, 2005. Fiscal 2005 will end on Tuesday, January 3, 2006.

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

2. INVESTMENTS

All investments are classified as held-to-maturity and are reported at amortized cost and realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	July 3, 2005	January 2, 2005
U.S. and government agency securities	$22,000	$204
International corporate bonds	—	1,007
U.S. corporate notes and bonds	20,304	14,564
U.S. municipal bonds	2,635	—

Total investments	$44,939	$15,775

Average maturity for our total investment portfolio as of July 3, 2005 and January 2, 2005 was 4 months and 3 months, respectively. All short term investments are investment grade securities.

3. NET INCOME PER SHARE

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

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Numerator:
Net income for basic and diluted net income per share	$2,061	$1,403	$3,727	$3,779

Denominator:
Weighted-average shares outstanding - basic	22,593	19,452	21,552	19,452
Effect of dilutive common stock options	1,252	1,083	1,184	1,093

Weighted-average shares outstanding - diluted	23,845	20,535	22,736	20,545

For the thirteen weeks ended July 3, 2005, there were 215,380 stock options outstanding whereby the exercise price exceeded the average common stock market value. For the thirteen weeks ended June 27, 2004, there were no stock options outstanding whereby the exercise price exceeded the average common stock market value. For the twenty-six weeks ended July 3, 2005 and June 27, 2004, there were 215,380 and 30,000 stock options outstanding whereby the exercise price exceeded the average common stock market value, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

4. RELATED PARTY

Based on the information available to us, we believe that as of July 3, 2005, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 20.6% of our outstanding common stock.

Jacmar, through its specialty wholesale food distributorship, is our largest supplier of food, beverage and paper products. Jacmar supplied us with approximately $12.0 million and $8.1 million of food, beverage and paper products for the twenty-six weeks ended July 3, 2005 and June 27, 2004, respectively, which represent 55.4 % and 53.4%, respectively, of our total costs for these products. We had trade payables related to these products of approximately $2.3 million and $1.4 million at July 3, 2005 and June 27, 2004, respectively.

5. STOCK-BASED COMPENSATION

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

Had compensation cost for our options granted been determined based on the fair value of the option at the grant date for the 1996 Stock Option Plan awards, consistent with the provisions of SFAS 123, our net income and net income per share would have been decreased to the pro forma amounts indicated below (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net income, as reported	$2,061	$1,403	$3,727	$3,779
Less: Stock-based employee compensation expense, net of related tax effects	(638)	(110)	(1,267)	(225)

Net income, pro forma	$1,423	$1,293	$2,460	$3,554

Net income per share, as reported:
Basic	$0.09	$0.07	$0.17	$0.19
Diluted	$0.09	$0.07	$0.16	$0.18

Net income per share, pro forma:
Basic	$0.06	$0.07	$0.11	$0.18
Diluted	$0.06	$0.06	$0.11	$0.17

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on our stock, (b) expected volatility of our stock ranging from 36.7% to 53.0%, (c) a risk-free interest rate ranging from 3.63% to 3.86% and (d) expected option life of five years. The fair value of options granted during the twenty-six weeks ended July 3, 2005 and June 27, 2004 were $6.96 and $5.17 respectively.

6. COMMON STOCK

On March 11, 2005, we completed a $40.3 million (net of approximately $2.2 million in related fees and expenses) private placement of common stock with three large institutional investors. The transaction involved the sale of 2.75 million shares of common stock at a purchase price of $15.50 per share.

7. DIVIDEND POLICY

We have not paid any cash dividends since our Company’s inception and we have currently not allocated any funds for the payment of cash dividends. Rather, it is our current policy to retain earnings for expansion of our operations, remodeling of existing restaurants and other general corporate purposes and to not pay any cash dividends in the foreseeable future. Should we decide to pay cash dividends in the future, such payments would be at the discretion of the Board of Directors.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), (“Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would restate prior periods to record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein: our ability to manage an increasing number of new restaurant openings; construction delays; labor shortages; ability to recruit, train and retain enough qualified managerial and hourly workers to correctly operate our restaurants; minimum wage increases; food quality and health concerns; factors that impact California, where 28 of our current 41 restaurants are located; restaurant and brewery industry competition; impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards; consumer trends; potential uninsured losses and liabilities; fluctuating commodity costs including food and energy; trademark and servicemark risks; government regulations; licensing costs; other general economic and regulatory conditions and requirements; beer and liquor regulations; loss of key personnel; success of key strategic and operational initiatives; inability to secure acceptable sites; limitations on insurance coverage; legal proceedings, if any and the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Emerging Issues Task Force and the American Institute of Certified Public Accountants that could impact our reported financial results; and other risks and uncertainties referenced in this Form 10-Q or our Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

GENERAL

On August 2, 2005, we owned and operated 41 restaurants located in California, Oregon, Colorado, Arizona, Texas and Nevada. A licensee also operates one licensed restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery ® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse ® which receive the beer it sells from one of our breweries, or a BJ’s Pizza & Grill ® which is a smaller format restaurant. Our menu features our BJ’s ® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie ® cookie. Our eleven BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s hand-crafted beers are produced and sold. All of our restaurants do provide our hand crafted beers.

As is customary for the casual dining segment of the restaurant industry, in calculating comparable sales, we include a restaurant in the comparable base once it has been open for eighteen months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks and twenty-six weeks ended July 3, 2005 and June 27, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.9	26.0	26.6	25.8
Labor and benefits	36.4	34.7	36.1	35.6
Occupancy	6.7	7.6	6.7	7.6
Operating expenses	11.0	10.8	10.9	10.8
General and administrative	6.6	7.5	7.1	8.1
Depreciation and amortization	3.8	4.0	3.8	4.0
Restaurant opening expense	2.6	2.6	2.6	1.7
Gain from sale of Pietro’s restaurants	—	—	—	(2.8)

Total costs and expenses	94.0	93.2	93.8	90.8

Income from operations	6.0	6.8	6.2	9.2

Other income:
Interest income, net	0.7	0.4	0.5	0.4
Other income (expense), net	0.2	0.1	0.1	0.2

Total other income	0.9	0.5	0.6	0.6

Income before income taxes	6.9	7.3	6.8	9.8

Income tax expense	2.2	2.3	2.2	3.3

Net income	4.7%	5.0%	4.6%	6.5%

Thirteen Weeks Ended July 3, 2005 Compared to Thirteen Weeks Ended June 27, 2004.

Revenues. Total revenues for the thirteen weeks ended July 3, 2005 increased to $44.0 million from $29.3 million during the comparable thirteen week period of 2004, an increase of $14.7 million or 50.2%. The $14.7 million increase in restaurant sales consisted of an approximate $13.6 million increase from the opening of new restaurants, and an approximate increase in our comparable restaurant sales of $1.3 million or approximately 4.8%. The comparable restaurant sales increase was primarily due to increased customer counts and increases in menu pricing. We increased pricing on beverages by approximately 0.5% during May 2004, and increased the price of our handcrafted beers by approximately 0.5% effective in October 2004. Non-alcoholic beverages and handcrafted beers represent approximately 7.0% and 11.2% of our sales, respectively. Additionally, we implemented an approximately 0.7% effective menu price increase on our food offerings at the end of January 2005. These revenue increases were partially offset by approximate $249,000 of revenues related to the closure of our Seal Beach BJ’s Pizza & Grill restaurant on January 3, 2005.

Cost of Sales. Cost of food, beverages and paper for our restaurants increased to $11.8 million during the thirteen weeks ended July 3, 2005 from $7.6 million during the comparable thirteen week period of 2004, an increase of $4.2 million or 55.3%. As a percentage of revenues, cost of sales increased to 26.9% for the current thirteen week period from 26.0% for the prior-year comparable thirteen week period. This increase is primarily a result of increased meat, produce, seafood and general grocery item prices, offset slightly by a reduction in poultry and cheese prices as compared to the comparable period of 2004.

Additionally, in our new restaurants, our cost of sales will typically be higher during the first 90-120 days of operations versus our mature restaurants, as management teams become accustomed to optimally predicting, managing and servicing sales volumes typically experienced in our new restaurants. During the thirteen weeks ended July 3, 2005, we had five restaurants that were operating in the first 90-120 days of service versus only two restaurants in the prior year’s comparable period.

We provide our customers a large variety of menu items which are not dependent on a single group of commodities. We continue to work with our suppliers to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions outside of our control.

Labor and Benefits. Labor and benefit costs for our restaurants increased to $16.0 million during the thirteen weeks ended July 3, 2005 from $10.2 million during the comparable thirteen week period of 2004, an increase of $5.8 million or 56.9%. This increase was primarily due to the opening of eleven new restaurants since the end of our second quarter in 2004, partially offset by the closing of our Seal Beach BJ’s Pizza & Grill restaurant on January 3, 2005. As a percentage of revenues, labor and benefit costs increased to 36.4% for the current thirteen week period from 34.7% for the prior-year comparable thirteen week period. This increase is primarily due to the fact that new restaurants experience higher labor costs for the first 90-120 days after opening and we had five new restaurants in 2005 as compared to two restaurants in 2004, partially offset by a $175,000 reduction in workers’ compensation insurance due to better than anticipated claims experience.

Occupancy. Occupancy costs increased to $2.9 million during the thirteen weeks ended July 3, 2005 from $2.2 million during the comparable thirteen week period of 2004, an increase of $700,000 or 31.8%. The increase reflects the eleven additional restaurants we opened since the second quarter of 2004, partially offset by the closure of our Seal Beach BJ’s Pizza & Grill restaurant on January 3, 2005. As a percentage of revenues, occupancy costs decreased to 6.7% for the current thirteen week period from 7.6% for the prior-year comparable thirteen week period. This decrease is primarily due to the fact that four of our fourteen restaurants opened the last two years were built at our cost on properties that were the subject of ground leases and, as a result, have lease payments below our historical rent levels for customary leased facilities.

Operating Expenses. Operating expenses increased to $4.8 million during the thirteen weeks ended July 3, 2005 from $3.2 million during the comparable thirteen week period of 2004, an increase of $1.6 million or 50.0%. As a percentage of revenues, operating expenses increased to 11.0% for the current thirteen week period as compared to 10.8% for the prior-year comparable thirteen week period. This slight increase is primarily due to higher cost of supplies, lodging and merchant credit card fees passed through to us by our transaction processor.

General and Administrative Expenses. General and administrative expenses increased to $2.9 million during the thirteen weeks ended July 3, 2005 from $2.2 million during the comparable thirteen week period of 2004, an increase of $700,000 or 31.8%. This increase was the result of additional expenditures associated with the continued growth of our business. As a percentage of revenues, general and administrative expenses decreased to 6.6% for the current thirteen week period from 7.5% for the prior-year comparable thirteen week period. This decrease is primarily the result of the 50.2% increase in total revenues for 2005. In addition, during the thirteen weeks ended July 3, 2005, officers’ compensation was reduced by approximately $80,000 based on new employment agreements for the Co-Chairmen of the board.

Depreciation and Amortization. Depreciation and amortization increased to $1.7 million during the thirteen weeks ended July 3, 2005 from $1.2 million during the comparable thirteen week period of 2004, an increase of $500,000 or 41.7%. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment related to new restaurant development, including four restaurants opened during the trailing 12 month period that were ground leases resulting in higher capitalized leasehold improvement expenditures.

Restaurant Opening Expense. Restaurant opening expense increased to $1.1 million during the thirteen weeks ended July 3, 2005 from $770,000 during the comparable thirteen week period of 2004, an increase of $330,000. This increase is primarily due to opening costs related to three restaurant openings and two restaurants in-progress during the thirteen weeks ended July 3, 2005, as compared to two restaurant openings during the thirteen weeks ended June 27, 2004. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Interest Income, Net. Net interest income increased to $292,000 during the thirteen weeks ended July 3, 2005 from $121,000 during the comparable thirteen week period of 2004, an increase of $171,000. This increase is primarily due to increased investments after the completion of our private placement on March 11, 2005 coupled with higher interest rates.

Other Income, Net. Net other income increased to $70,000 during the thirteen weeks ended July 3, 2005 from $29,000 in the comparable thirteen week period of 2004, an increase of $41,000. This increase is primarily due to the sale of our Pizookie cookie desert in selected Southern California Costco Wholesale stores commencing March 2004.

Income Tax Expense. Income tax expense increased to $984,000 during the thirteen weeks ended July 3, 2005 from $682,000 during the comparable thirteen week period of 2004, an increase of $302,000. This increase is primarily due to increased income before taxes for the current thirteen week period when compared to the comparable prior year thirteen week period. Our effective income tax rate for the thirteen weeks ended July 3, 2005 was 32.3% compared to 32.7% for the comparable thirteen week period of 2004. The effective income tax rate for the thirteen weeks ended July 3, 2005 differs from the statutory income tax rate primarily due to FICA tip credits.

Twenty-Six Weeks Ended July 3, 2005 Compared to Twenty-Six Weeks Ended June 27, 2004.

Revenues. Total revenues for the twenty-six weeks ended July 3, 2005 increased to $81.4 million from $58.3 million during the comparable twenty-six week period of 2004, an increase of $23.1 million or 39.6%. The $23.1 million increase in restaurant sales consisted of an approximate $22.5 million increase from the opening of new restaurants, and an approximate increase in our comparable restaurant sales of $2.0 million or approximately 3.8%. The comparable restaurant sales increase was primarily due to increased customer counts and increases in menu pricing. We increased pricing on beverages by approximately 0.5% during May 2004, and increased the price of our handcrafted beers by approximately 0.5% effective in October 2004. Non-alcoholic beverages and handcrafted beers represent approximately 7.0% and 11.2% of our sales, respectively. Additionally, we implemented an approximately 0.7% effective menu price increase on our food offerings at the end of January 2005. These revenue increases were partially offset by approximate $1.1 million of revenues related to the sale of our three Pietro’s restaurants on March 15, 2004, and our Seal Beach BJ’s Pizza & Grill restaurant, which was closed on January 3, 2005.

Cost of Sales. Cost of food, beverages and paper for our restaurants increased to $21.7 million during the twenty-six weeks ended July 3, 2005 from $15.0 million during the comparable twenty-six week period of 2004, an increase of $6.7 million or 44.7%. As a percentage of revenues, cost of sales increased to 26.6% for the current twenty-six week period from 25.8% for the prior-year comparable twenty-six week period. This increase is primarily a result of increased meat, produce, seafood and general grocery item prices, partially offset by a reduction in poultry and cheese prices as compared to the comparable period of 2004.

Additionally, in our new restaurants, our cost of sales will typically be higher during the first 90-120 days of operations versus our mature restaurants, as management teams become accustomed to optimally predicting, managing and servicing sales volumes typically experienced in our new restaurants. During the twenty-six weeks ended July 3, 2005, we had seven restaurants that were operating in the first 90-120 days of service versus only two restaurants in the prior year’s comparable period.

We provide our customers a large variety of menu items which are not dependent on a single group of commodities. We continue to work with our suppliers to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions outside of our control.

Labor and Benefits. Labor and benefit costs for our restaurants increased to $29.4 million during the twenty-six weeks ended July 3, 2005 from $20.8 million during the comparable twenty-six week period of 2004, an increase of $8.6 million or 41.3%. This increase was primarily due to the opening of eleven new restaurants since the end of our second quarter in 2004, partially offset by the closing of our Pietro’s and Seal Beach restaurants. As a percentage of revenues, labor and benefit costs increased to 36.1% for the current twenty-six week period from 35.6% for the prior-year comparable twenty-six week period. This increase is primarily due to the fact that new restaurants experience higher labor cost for the first 90-120 days after opening and we had seven new restaurants in 2005 as compared to two restaurants in 2004, partially offset by a $175,000 reduction in workers’ compensation expense due to better than anticipated claims experience.

Occupancy. Occupancy costs increased to $5.5 million during the twenty-six weeks ended July 3, 2005 from $4.5 million during the comparable twenty-six week period of 2004, an increase of $1.0 million or 22.2%. The increase reflects the eleven additional restaurants we opened since the second quarter of 2004, partially offset by the decrease in occupancy costs associated with our three Pietro’s restaurants that were sold on March 15, 2004 and the closure of our Seal Beach BJ’s Pizza & Grill restaurant on January 3, 2005. As a percentage of revenues, occupancy costs decreased to 6.7% for the current twenty-six week period from 7.6% for the prior-year comparable twenty-six week period. This decrease is primarily due to the fact that four of our fourteen restaurants opened the last two years were built at our cost on properties that were the subject of ground leases and, as a result have lease payments below our historical rent levels for customary leased facilities.

Operating Expenses. Operating expenses increased to $8.9 million during the twenty-six weeks ended July 3, 2005 from $6.3 million during the comparable twenty-six week period of 2004, an increase of $2.6 million or 41.3%. As a percentage of revenues, operating expenses increased to 10.9% for the current twenty-six week period as compared to 10.8% for the prior-year comparable twenty-six week period. This slight increase is primarily due to higher cost of supplies, lodging and merchant credit card fees passed through to us by our transaction processor.

General and Administrative Expenses. General and administrative expenses increased to $5.8 million during the twenty-six weeks ended July 3, 2005 from $4.7 million during the comparable twenty-six week period of 2004, an increase of $1.1 million or 23.4%. The increase was the result of additional expenditures associated with continued growth of our business. As a percentage of revenues, general and administrative expenses decreased to 7.1% for the current twenty-six week period from 8.1% for the prior-year comparable twenty-six week period. This decrease is primarily the result of the 39.6% increase in total revenues for 2005 and the absence of severance payments to two corporate employees which were expensed during the first quarter of 2004. In addition, during the twenty-six weeks ended July 3, 2005, officers’ compensation was reduced by approximately $80,000 based on new employment agreements for the Co-Chairmen of the board.

Depreciation and Amortization. Depreciation and amortization increased to $3.1 million during the twenty-six weeks ended July 3, 2005 from $2.3 million during the comparable twenty-six week period of 2004, an increase of $800,000 or 34.8%. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment related to new restaurant development, including four restaurants opened during the trailing 12 month period that were ground leases resulting in higher capitalized leasehold improvement expenditures.

Restaurant Opening Expense. Restaurant opening expense increased to $2.1 million during the twenty-six weeks ended July 3, 2005 from $1.0 million during the comparable twenty-six week period of 2004, an increase of $1.1 million. This increase is primarily due to opening costs related to five restaurant openings and two restaurants in-progress during the twenty-six weeks ended July 3, 2005, as compared to three restaurant openings during the twenty-six weeks ended June 27, 2004. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Interest Income, Net. Net interest income increased to $393,000 during the twenty-six weeks ended July 3, 2005 from $224,000 during the comparable twenty-six week period of 2004, an increase of $169,000. This increase is primarily due to increased investments after the completion of our private placement on March 11, 2005 coupled with higher interest rates. The effective income tax rate for the twenty-six weeks ended July 3, 2005 differs from the statutory income tax rate primarily due to FICA tip credits.

Other Income, Net. Net other income increased to $117,000 during the twenty-six weeks ended July 3, 2005 from $114,000 in the comparable twenty-six week period of 2004, an increase of $3,000. This increase is primarily due to the sale of our Pizookie cookie desert in selected Southern California Costco Wholesale stores commencing March 2004 which was offset by the loss of gaming income from our Pietro’s restaurants, which we sold on March 15, 2004.

Income Tax Expense. Income tax expense decreased to $1.8 million during the twenty-six weeks ended July 3, 2005 from $1.9 million during the comparable twenty-six week period of 2004, a decrease of $100,000. This decrease is primarily due to increased income before taxes in the prior year resulting from the sale of our Pietro’s restaurants at a higher effective income tax rate. Our effective income tax rate for the twenty-six weeks ended July 3, 2005 was 32.2% compared to 33.5% for the comparable twenty-six week period of 2004.

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

Our cash flows from operating activities, as detailed in the consolidated statements of cash flows, provided $8.5 million of net cash during the twenty-six weeks ended July 3, 2005, a $2.8 million increase from the $5.7 million generated during the comparable twenty-six week period of 2004. The increase in cash from operating activities for the comparable twenty-six week period of 2004 is primarily due to the gain on sale of Pietro’s restaurants; timing of payments to landlords included in prepaids and other assets, landlord tenant improvement contributions, and increased depreciation expense partially offset by payments to suppliers included in accounts payable and accrued expenses.

Total capital expenditures for the acquisition of our restaurant and brewery equipment and leasehold improvements to construct new restaurants were $16.2 million for the twenty-six weeks ended July 3, 2005. These expenditures were primarily related to the development of our new restaurants in Moreno Valley, Corona, Roseville and Rancho Cucamonga California, and Tucson, Arizona and the construction of our San Bruno, and San Mateo California, our Mesa, Arizona and our Sugarland, Texas locations. In addition, for the twenty-six weeks ended July 3, 2005, total capital expenditures related to the maintenance of existing restaurants were $1.2 million.

We have signed leases for, and plan to open restaurants in San Bruno and San Mateo California, and Sugarland, Texas, in 2005 and Vacaville, California, Desert Ridge, Arizona, Westminster, Colorado and Orlando, Florida in 2006. Mesa, Arizona opened on July 26, 2005, which was subsequent to our quarter end.

On March 11, 2005, we completed a $40.3 million (net of approximately $2.2 million in related fees and expenses) private placement of common stock with three large institutional investors. The transaction involved the sale of 2.75 million shares of common stock at a purchase price of $15.50 per share.

In recent years, we have funded our capital requirements primarily through cash flows from operations and proceeds received from the exercise of redeemable warrants during 2002. Our capital requirements related to opening additional restaurants will continue to be significant. For the full 52-week fiscal 2005 year, our original estimate at the beginning of the year for capital expenditures was in the range of $25 million to $27 million. That estimate contemplated two sale/leaseback transactions related to new restaurants. Now that we have raised an additional $40 million of proceeds from our equity offering this past March, we have decided not to proceed with those two transactions at this time. As a result, our full year capital expenditure estimate is now in the range of $35 to $38 million. The breakdown is as follows: approximately $27 to $28 million for 2005 new restaurant development, approximately $4 to $5 million for maintenance, image enhancement and growth-related capital expenditures for existing restaurants, and $4 million to $5 million in construction in progress, or to take into account the timing of landlord contributions for restaurants anticipated to open during 2006. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash flow and our cash and investments balances together with anticipated cash flows from operations should be sufficient to satisfy our working capital and capital expenditure requirements through fiscal 2006. We may seek additional funds to finance our future growth and operations. There can be no assurance that such funds will be available when required or available on terms acceptable to us.

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

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of July 3, 2005, no impairment indicators have been identified.

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

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the twenty-six weeks ended July 3, 2005, the average interest rate earned on cash and cash equivalents and investments was approximately 2.5%.

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

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

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

On June 10, 2005, a former employee filed a complaint against us in Los Angeles Superior Court. In the complaint, the plaintiff alleges various wage claims, including failure to pay overtime wages and failure to provide meal and rest breaks. The plaintiff also alleges causes of action for contract rescission and negligence based upon our alleged failure to properly classify certain employees as “non-exempt” under California’s overtime laws. Finally, the plaintiff alleges a cause of action for unfair business practices under California Business & Professions Code Section 17200 et seq. The plaintiff purported to bring the causes of action in the complaint on behalf of a class of current and former employees comprised of all individuals who worked as salaried kitchen managers in our California restaurants at any time from June 2001 to the present. The outcome of this matter cannot be ascertained at this time.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2005, we held our Annual Meeting of Shareholders. Shareholders voted upon the election of directors, the ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 3, 2006, and ratification and approval of our 2005 Equity Incentive Plan.

Paul A. Motenko, Jeremiah J. Hennessy, Gerald W. Deitchle, James A. Dal Pozzo, Shann M. Brassfield, John F. Grundhofer, J. Roger King, Peter A. Bassi, and Larry D. Bouts all of whom were directors prior to the Annual Meeting and were nominated for re-election, were re-elected at the meeting. The following votes were cast for each of the nominees:

Name	For	Authority Withheld
Paul A. Motenko	15,596,190	437,323
Jeremiah J. Hennessy	15,566,890	466,623
Gerald W. Deitchle	15,661,970	371,543
James A. Dal Pozzo	14,985,195	1,048,318
Shann M. Brassfield	15,552,266	481,247
John F. Grundhofer	15,131,024	902,489
J. Roger King	15,552,366	481,147
Peter A. Bassi	15,555,096	478,417
Larry D. Bouts	15,716,149	317,364

There were no abstentions or broker non-votes with respect to the election of directors.

The shareholders also approved the ratification of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 3, 2006. The following votes were cast on the ratification: 16,015,759 For; 14,889 Against; 2,865 Abstain. There were no broker non-votes.

Additionally, the shareholders ratified and approved our 2005 Equity Incentive Plan. The following votes were cast on the approval of the amendment: 11,846,485 For; 4,161,717 Against; 25,311 Abstain. There were no broker non-votes.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits

10.1	BJ’s Restaurants, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10. of the Form 8-K filed June 17, 2005).

10.2	Amended and Restated Employment Agreement of Paul Motenko (incorporated by reference to Exhibit 10.1 of the Form 8-K filed July 1, 2005)

10.3	Amended and Restated Employment Agreement of Jeremiah Hennessy (incorporated by reference to Exhibit 10.2 of the Form 8-K filed July 1, 2005)

10.4	Form of Stock Option Agreement for Executive Officers under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form 8-K filed July 1, 2005)

10.5	Form of Grant Notice under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005)

31	Section 302 Certifications of Chief Executive Officers and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officers and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

August 2, 2005	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chief Executive Officer, President and Director

	By:	/s/ LOUIS M. MUCCI
Louis M. Mucci
Chief Financial Officer