Form 10-Q
period 2005-10-04
BJs RESTAURANTS INC
filed 2005-11-03
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 4, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒.

As of November 3, 2005, there were 22,731,194 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended October 4, 2005

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 4, 2005 (Unaudited)	January 2, 2005
Assets
Current assets:
Cash and cash equivalents	$3,878	$3,766
Investments	48,339	15,775
Accounts and other receivables	1,663	2,299
Inventories	1,542	1,294
Prepaids and other current assets	746	3,364
Deferred taxes	1,743	1,822

Total current assets	57,911	28,320
Property and equipment, net	88,397	66,489
Goodwill	4,673	4,673
Notes receivable	870	925
Other assets, net	432	459

Total assets	$152,283	$100,866

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,690	$6,196
Accrued expenses	11,978	12,406

Total current liabilities	16,668	18,602
Deferred taxes	2,409	1,742
Other liabilities	5,808	1,742

Total liabilities	24,885	22,086
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 22,731 and 19,813 shares issued and outstanding as of October 4, 2005 and January 2, 2005, respectively	105,139	63,380
Capital surplus	3,529	2,706
Retained earnings	18,730	12,694

Total shareholders’ equity	127,398	78,780

Total liabilities and shareholders’ equity	$152,283	$100,866

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 4, 2005	September 26, 2004	October 4, 2005	September 26, 2004
Revenues	$47,578	$32,867	$128,956	$91,159
Costs and expenses:
Cost of sales	12,695	8,668	34,364	23,701
Labor and benefits	17,496	11,813	46,888	32,574
Occupancy	3,039	2,463	8,501	6,919
Operating expenses	5,426	3,715	14,318	9,987
General and administrative	3,135	2,474	8,942	7,207
Depreciation and amortization	1,835	1,330	4,902	3,671
Restaurant opening expense	899	804	3,003	1,813
Gain from sale of Pietro’s restaurants	—	—	—	(1,658)

Total costs and expenses	44,525	31,267	120,918	84,214

Income from operations	3,053	1,600	8,038	6,945

Other income:
Interest income, net	369	110	762	334
Other income, net	4	42	121	156

Total other income	373	152	883	490

Income before income tax expense	3,426	1,752	8,921	7,435
Income tax expense	1,117	549	2,885	2,453

Net income	$2,309	$1,203	$6,036	$4,982

Net income per share:
Basic	$0.10	$0.06	$0.28	$0.26

Diluted	$0.10	$0.06	$0.26	$0.24

Weighted average number of shares outstanding:
Basic	22,682	19,455	21,934	19,473

Diluted	24,001	20,538	23,163	20,546

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Total
	Shares	Amount
Balance, January 2, 2005	19,813	$63,380	$2,706	$12,694	$78,780
Exercise of stock options, net	168	1,465	—	—	1,465
Sale of common stock	2,750	40,294	—	—	40,294
Tax benefit from stock option exercises	—	—	823	—	823
Net income	—	—	—	6,036	6,036

Balance, October 4, 2005	22,731	$105,139	$3,529	$18,730	$127,398

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirty-Nine Weeks Ended
	October 4, 2005	September 26, 2004
Cash flows from operating activities:
Net income	$6,036	$4,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,902	3,671
Deferred income taxes	746	642
Tax benefit from stock options exercised	823	388
Gain on sale of Pietro’s restaurants	—	(1,658)
Changes in assets and liabilities:
Accounts and other receivables	638	(243)
Inventories	(248)	(115)
Prepaids and other current assets	2,618	1,148
Other assets, net	21	18
Accounts payable	(1,506)	2,721
Accrued expenses	(428)	(425)
Other liabilities	(584)	553
Landlord contribution for tenant improvements	4,650	—

Net cash provided by operating activities	17,668	11,682
Cash flows from investing activities:
Purchases of property and equipment	(26,806)	(17,250)
Purchases of investments	(126,064)	(17,464)
Proceeds from investments sold	93,500	16,982
Collection of notes receivable	55	6
Proceeds from sale of Pietro’s restaurants	—	1,250

Net cash used in investing activities	(59,315)	(16,476)
Cash flows from financing activities:
Proceeds from sale of common stock	40,294	—
Proceeds from exercise of stock options	1,465	487
Payments on notes payable to related parties	—	(151)

Net cash provided by financing activities	41,759	336

Net increase (decrease) in cash and cash equivalents	112	(4,458)
Cash and cash equivalents, beginning of period	3,766	4,899

Cash and cash equivalents, end of period	$3,878	$441

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Effective the fiscal third quarter of 2005, we changed our fiscal week-end from Sunday to Tuesday. This change was completed to facilitate operational efficiencies by transferring certain administrative tasks away from the weekends when our restaurants are busiest. Accordingly, our third quarter of 2005 contains two additional days, 93 days, and ended on Tuesday, October 4, 2005 as compared to our third quarter of 2004, which contained 91 days, and ended on Sunday, September 26, 2004. Additionally, the thirty-nine weeks ended October 4, 2005 contain 275 days as compared to 273 days for the thirty-nine weeks ended September 26, 2004. Fiscal 2005 will end on Tuesday, January 3, 2006.

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

2.	INVESTMENTS

All investments are classified as held-to-maturity and are reported at amortized cost. The realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	October 4, 2005	January 2, 2005
U.S. and government agency securities	$21,500	$204
International corporate bonds	—	1,007
U.S. corporate notes and bonds	24,213	14,564
U.S. municipal bonds	2,626	—

Total investments	$48,339	$15,775

Average maturity for our total investment portfolio as of October 4, 2005 and January 2, 2005 was 3 months. All short term investments are investment grade securities.

3.	NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution from common share equivalents. The financial statements present basic and diluted net income per share.

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

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 4, 2005	September 26, 2004	October 4, 2005	September 26, 2004
Numerator:
Net income for basic and diluted net income per share	$2,309	$1,203	$6,036	$4,982

Denominator:
Weighted-average shares outstanding - basic	22,682	19,455	21,934	19,473
Effect of dilutive common stock options	1,319	1,083	1,229	1,073

Weighted-average shares outstanding - diluted	24,001	20,538	23,163	20,546

For the thirteen weeks ended October 4, 2005 and September 26, 2004, there were 103,000 and 2,000 stock options outstanding whereby the exercise price exceeded the average common stock market value, respectively. For the thirty-nine weeks ended October 4, 2005 and September 26, 2004, there were 418,130 and 42,000 stock options outstanding whereby the exercise price exceeded the average common stock market value, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

4.	RELATED PARTY

Based on the information available to us, we believe that as of October 4, 2005, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 20.4% of our outstanding common stock.

Jacmar, through its specialty wholesale food distributorship, is our largest supplier of food, beverage and paper products. Jacmar supplied us with approximately $18.5 million and $13.1 million of food, beverage and paper products for the thirty-nine weeks ended October 4, 2005 and September 26, 2004, respectively, which represent 53.8 % and 40.4%, respectively, of our total costs for these products. We had trade payables related to these products of approximately $2.3 million and $1.4 million at October 4, 2005 and September 26, 2004, respectively.

5.	STOCK-BASED COMPENSATION

We account for our employee stock options under the intrinsic value method. The exercise price of employee stock options equals the market price of the underlying stock on the date of the grant. As such, no compensation expense is recorded. We adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).

Had compensation cost for our options granted been determined based on the fair value of the option at the grant date for the awards, consistent with the provisions of SFAS 123, our net income and net income per share would have been decreased to the pro forma amounts indicated below (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 4, 2005	September 26, 2004	October 4, 2005	September 26, 2004
Net income, as reported	$2,309	$1,203	$6,036	$4,982
Less: Stock-based employee compensation expense, net of related tax effects	(284)	(107)	(1,551)	(335)

Net income, pro forma	$2,025	$1,096	$4,485	$4,647

Net income per share, as reported:
Basic	$0.10	$0.06	$0.28	$0.26
Diluted	$0.10	$0.06	$0.26	$0.24
Net income per share, pro forma:
Basic	$0.09	$0.06	$0.20	$0.24
Diluted	$0.08	$0.05	$0.19	$0.23

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on our stock, (b) expected volatility of our stock ranging from 35.6% to 53.0%, (c) a risk-free interest rate ranging from 3.63% to 4.24% and (d) expected option life of five years. The fair value of options granted during the thirty-nine weeks ended October 4, 2005 and September 26, 2004 were $7.30 and $5.27 respectively.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), (“Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption methods. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would restate prior periods to record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein: our ability to manage an increasing number of new restaurant openings; construction delays; labor shortages; ability to recruit, train and retain enough qualified managerial and hourly workers to correctly operate our restaurants; minimum wage increases; food quality and health concerns; factors that impact California, where 30 of our current 44 restaurants are located as of November 3, 2005; restaurant and brewery industry competition; impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards; consumer trends; potential uninsured losses and liabilities; fluctuating commodity costs including food and energy; trademark and service mark risks; government regulations; licensing costs; other general economic and regulatory conditions and requirements; beer and liquor regulations; loss of key personnel; success of key strategic and operational initiatives; inability to secure acceptable sites; limitations on insurance coverage; legal proceedings, if any and the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Emerging Issues Task Force and the American Institute of Certified Public Accountants that could impact our reported financial results; and other risks and uncertainties referenced in this Form 10-Q or our Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

GENERAL

On November 3, 2005, we owned and operated 44 restaurants located in California, Oregon, Colorado, Arizona, Texas and Nevada. A licensee also operates one licensed restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse ® which receive the beer it sells from one of our breweries, or a BJ’s Pizza & Grill ® which is a smaller format restaurant. Our menu features our BJ’s ® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie ® cookie. Our eleven BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s hand-crafted beers are produced and sold. All of our restaurants do provide our hand crafted beers.

As is customary for the casual dining segment of the restaurant industry, in calculating comparable sales, we include a restaurant in the comparable base once it has been open for eighteen months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks and thirty-nine weeks ended October 4, 2005 and September 26, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

Effective this fiscal third quarter of 2005, we changed our fiscal week-end from Sunday to Tuesday. This change was completed to facilitate operational efficiencies by transferring certain administrative tasks away from the weekends when our restaurants are busiest. Accordingly, our third quarter of 2005 contains 93 days and ended on Tuesday, October 4, 2005 as compared to our third quarter of 2004, which contained 91 days, and ended on Sunday, September 26, 2004. Additionally, the thirty-nine weeks ended October 4, 2005 contain 275 days as compared to 273 days for the thirty-nine weeks ended September 26, 2004.

	For The Thirteen Weeks Ended		For The Thirty-nine Weeks Ended
	October 4, 2005	September 26, 2004	October 4, 2005	September 26, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.7	26.4	26.6	26.0
Labor and benefits	36.8	35.9	36.4	35.7
Occupancy	6.4	7.5	6.6	7.6
Operating expenses	11.4	11.3	11.1	11.0
General and administrative	6.6	7.5	6.9	7.9
Depreciation and amortization	3.9	4.0	3.8	4.0
Restaurant opening expense	1.9	2.4	2.3	2.0
Gain from sale of Pietro’s restaurants	—	—	—	(1.8)

Total costs and expenses	93.7	95.0	93.7	92.4

Income from operations	6.3	5.0	6.3	7.6
Other income:
Interest income, net	0.8	0.3	0.6	0.4
Other income (expense), net	—	0.1	0.1	0.2

Total other income	0.8	0.4	0.7	0.6

Income before income tax expense	7.1	5.4	7.0	8.2
Income tax expense	2.3	1.7	2.2	2.7

Net income	4.8%	3.7%	4.8%	5.5%

Thirteen Weeks Ended October 4, 2005 Compared to Thirteen Weeks Ended September 26, 2004.

Revenues. Total revenues increased by $14.7 million, or 44.7%, to $47.6 million for the thirteen weeks ended October 4, 2005 from $32.9 million for the comparable thirteen week period of 2004. The $14.7 million increase in revenues consisted of $705,000 due to two additional days in the quarter compared to the same quarter as last year, an approximate $13.1 million increase in restaurant sales from the opening of new restaurants, and an approximate $1.6 million or 5.5% from comparable restaurant sales. The comparable restaurant sales increase consisted of approximately 1.2% of menu pricing with the majority of the increase due to increased customer counts. These revenue increases were partially offset by approximate $288,000 of revenues related to the closure of our Seal Beach BJ’s Pizza & Grill restaurant on January 3, 2005.

Cost of Sales. Cost of sales which generally consists of the cost of food, beverages and paper for our restaurants increased by $4.0 million, or 46.0%, to $12.7 million during the thirteen weeks ended October 4, 2005 from $8.7 million during the comparable thirteen week period of 2004. The $4.0 million increase was primarily attributable to new restaurant openings. As a percentage of revenues, cost of sales increased to 26.7% for the current thirteen week period from 26.4% for the prior-year comparable thirteen week period. This increase is primarily a result of increased costs for meat, produce, seafood and general grocery items, offset slightly by a reduction in poultry and cheese prices as compared to the comparable period of 2004 and the impact of menu price increases.

Additionally, in our new restaurants, our cost of sales will typically be higher during the first 90-120 days of operations versus our mature restaurants, as management teams become accustomed to optimally predicting, managing and servicing sales volumes typically experienced in our new restaurants. During the thirteen weeks ended October 4, 2005, we had four restaurants that were operating in the first 90-120 days of service compared to only three restaurants in the prior year’s comparable period.

We provide our customers a large variety of menu items which are not dependent on a single group of commodities. We continue to work with our suppliers to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions outside of our control.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $5.7 million, or 48.3%, to $17.5 million during the thirteen weeks ended October 4, 2005 from $11.8 million during the comparable thirteen week period of 2004. This increase was primarily due to the opening of nine new restaurants since the end of our third quarter in 2004, partially offset by the closing of our Seal Beach BJ’s Pizza & Grill restaurant on January 3, 2005. As a percentage of revenues, labor and benefit costs increased to 36.8% for the current thirteen week period from 35.9% for the prior-year comparable thirteen week period. This increase is primarily due to a higher number of managers and managers-in-training (MITs) in our restaurant operations in order to support a higher number of planned restaurant openings during the upcoming year.

For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes expected at our restaurants. Accordingly, labor expenses as a percentage of revenues could be slightly higher in the fourth quarter of fiscal 2005 as a result of the opening of our three new restaurants in October.

Occupancy. Occupancy costs increased by $500,000, or 20.0%, to $3.0 million during the thirteen weeks ended October 4, 2005 from $2.5 million during the comparable thirteen week period of 2004. The increase reflects the nine additional restaurants we opened since the third quarter of 2004, partially offset by the closure of our Seal Beach BJ’s Pizza & Grill restaurant on January 3, 2005. As a percentage of revenues, occupancy costs decreased to 6.4% for the current thirteen week period from 7.5% for the prior-year comparable thirteen week period. This decrease is primarily due to lower rent payments as a result of a planned higher mix of ground-leased locations (versus both ground and building-leased locations) for many of our new restaurants over the last two years. We expect the higher mix of ground-leased locations for new restaurants to continue during the upcoming year.

Operating Expenses. Operating expenses increased by $1.7 million, or 45.9%, to $5.4 million during the thirteen weeks ended October 4, 2005 from $3.7 million during the comparable thirteen week period of 2004. As a percentage of revenues, operating expenses increased to 11.4% for the current thirteen week period as compared to 11.3% for the prior-year comparable thirteen week period. This slight increase is primarily due to higher energy costs and merchant credit card fees passed through to us by our transaction processor partially offset by our ability to leverage some of these fixed costs through our increase in same restaurant sales. We currently expect the increased costs of energy (natural gas and electric services) to continue throughout fiscal 2005 and 2006. Restaurant-level energy costs represented approximately 2.5% and 2.3% of revenues for the thirteen weeks ended October 4, 2005 and September 26, 2004, respectively

General and Administrative Expenses. General and administrative expenses increased by $600,000, or 24.0%, to $3.1 million during the thirteen weeks ended October 4, 2005 from $2.5 million during the comparable thirteen week period of 2004. This increase was the result of planned investments in our field supervision and corporate support infrastructure to support our growth. During the remainder of fiscal 2005 and 2006, we expect to continue to add resources to the corporate support and field supervision activities in preparation for the planned openings of as many as 11 new restaurants during fiscal 2006. As a percentage of revenues, general and administrative expenses decreased to 6.6% for the current thirteen week period from 7.5% for the prior-year comparable thirteen week period. This percentage decrease is primarily the result of our continued ability to leverage the fixed nature of many of these costs over our increased sales.

Depreciation and Amortization. Depreciation and amortization increased by $500,000, or 38.5%, to $1.8 million during the thirteen weeks ended October 4, 2005 from $1.3 million during the comparable thirteen week period of 2004. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment related to new restaurant development, including three restaurants opened during the trailing 12 month period that were ground leases resulting in higher capitalized leasehold improvement expenditures.

Restaurant Opening Expense. Restaurant opening expense increased by $95,000, or 11.8%, to $899,000 during the thirteen weeks ended October 4, 2005 from $804,000 during the comparable thirteen week period of 2004. This increase is primarily due to opening costs related to one restaurant opening and three restaurants in-progress during the thirteen weeks ended October 4, 2005, as compared to one restaurant opening and two restaurants in progress during the thirteen weeks ended September 26, 2004. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Interest Income, Net. Net interest income increased by $259,000, or 23.5%, to $369,000 during the thirteen weeks ended October 4, 2005 from $110,000 during the comparable thirteen week period of 2004. This increase is primarily due to increased investments after the completion of our private placement on March 11, 2005 coupled with higher interest rates.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended October 4, 2005 was 32.6% compared to 31.3% for the comparable thirteen week period of 2004. The effective income tax rate for the thirteen weeks ended October 4, 2005 differs from the statutory income tax rate primarily due to FICA tip credits. We currently estimate our effective tax rate to be approximately at 32.5% for the rest of fiscal 2005. However, the actual effective tax rate for fiscal 2005 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Thirty-nine Weeks Ended October 4, 2005 Compared to Thirty-nine Weeks Ended September 26, 2004.

Revenues. Total revenues for the thirty-nine weeks ended October 4, 2005 increased by $37.8 million, or 41.4%, to $129.0 million from $91.2 million during the comparable thirty-nine week period of 2004. The $37.8 million increase in revenues consisted of $705,000 due to two additional days of restaurant sales, an approximate $35.5 million increase from the opening of new restaurants, and an approximate $3.6 million from a 4.4% increase in same restaurant sales. The comparable restaurant sales increase consisted of approximately 1.2% of menu pricing with the majority of the increase due to increased customer counts. These revenue increases were partially offset by approximate $1.4 million of revenues related to the sale of our three Pietro’s restaurants on March 15, 2004, and our Seal Beach BJ’s Pizza & Grill restaurant, which was closed on January 3, 2005.

Cost of Sales. Cost of sales which generally consists of the cost of food, beverages and paper for our restaurants increased by $10.7 million, or 45.1%, to $34.4 million during the thirty-nine weeks ended October 4, 2005 from $23.7 million during the comparable thirty-nine week period of 2004. As a percentage of revenues, cost of sales increased to 26.6% for the current thirty-nine week period from 26.0% for the prior-year comparable thirty-nine week period. This increase is primarily a result of increased costs for meat, produce, seafood and general grocery items partially offset by a reduction in poultry and cheese costs as compared to the comparable period of 2004 and the impact of menu price increases.

Additionally, in our new restaurants, our cost of sales will typically be higher during the first 90-120 days of operations versus our mature restaurants, as management teams become accustomed to optimally predicting, managing and servicing sales volumes typically experienced in our new restaurants. During the thirty-nine weeks ended October 4, 2005, we had eight restaurants that were operating in the first 90-120 days of service versus only four restaurants in the prior year’s comparable period.

We provide our customers a large variety of menu items which are not dependent on a single group of commodities. We continue to work with our suppliers to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions outside of our control.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $14.3 million, or 43.9%, to $46.9 million during the thirty-nine weeks ended October 4, 2005 from $32.6 million during the comparable thirty-nine week period of 2004. This increase was primarily due to the opening of nine new restaurants since the end of our third quarter in 2004, partially offset by the closing of our Pietro’s and Seal Beach restaurants. As a percentage of revenues, labor and benefit costs increased to 36.4% for the current thirty-nine week period from 35.7% for the prior-year comparable thirty-nine week period. This percentage increase is primarily due to the inefficiencies experienced with nine new restaurants we have opened to date in 2005 compared to the four new restaurants opened in the comparable period in 2004.

For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes expected at our restaurants. Accordingly, labor expenses as a percentage of revenues could be slightly higher in the fourth quarter of fiscal 2005 as a result of our planned openings of three new restaurants.

Occupancy. Occupancy costs increased by $1.6 million, or 23.2%, to $8.5 million during the thirty-nine weeks ended October 4, 2005 from $6.9 million during the comparable thirty-nine week period of 2004. The increase reflects the nine additional restaurants we opened since the third quarter of 2004, partially offset by the decrease in occupancy costs associated with our three Pietro’s restaurants that were sold on March 15, 2004 and the closure of our Seal Beach BJ’s Pizza & Grill restaurant on January 3, 2005. As a percentage of revenues, occupancy costs decreased to 6.6% for the current thirty-nine week period from 7.6% for the prior-year comparable thirty-nine week period. This decrease is primarily due to lower rent payments as a result of a planned higher mix of ground-leased locations (versus both ground and building-leased locations) for many of our new restaurants over the last two years. We expect the higher mix of ground-leased locations for new restaurants to continue during the upcoming year.

Operating Expenses. Operating expenses increased by $4.3 million, or 43.0%, to $14.3 million during the thirty-nine weeks ended October 4, 2005 from $10.0 million during the comparable thirty-nine week period of 2004. As a percentage of revenues, operating expenses increased to 11.1% for the current thirty-nine week period as compared to 11.0% for the prior-year comparable thirty-nine week period. This slight increase is primarily due to higher cost of supplies and merchant credit card fees passed through to us by our transaction processor. Restaurant-level energy costs represented approximately 2.2% and 2.1% of revenues for the thirty-nine weeks ended October 4, 2005 and September 26, 2004, respectively

General and Administrative Expenses. General and administrative expenses increased by $1.7 million, or 23.6%, to $8.9 million during the thirty-nine weeks ended October 4, 2005 from $7.2 million during the comparable thirty-nine week period of 2004. This increase was the result of planned investments in our field supervision and corporate support infrastructure to support our growth. During the remainder of fiscal 2005 and 2006, we expect to continue to add resources to the corporate support and field supervision activities in preparation for the planned openings of as many as 11 new restaurants during fiscal 2006. As a percentage of revenues, general and administrative expenses decreased to 6.9% for the current thirty-nine week period from 7.9% for the prior-year comparable thirty-nine week period. This percentage decrease is primarily the result of our continued ability to leverage the fixed nature of many of these costs over our increased revenues and the absence of severance payments to two corporate employees which were expensed during the first quarter of 2004.

Depreciation and Amortization. Depreciation and amortization increased by $1.2 million, or 32.4%, to $4.9 million during the thirty-nine weeks ended October 4, 2005 from $3.7 million during the comparable thirty-nine week period of 2004. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment related to new restaurant development, including three restaurants opened during the trailing 12 month period that were ground leases resulting in higher capitalized leasehold improvement expenditures.

Restaurant Opening Expense. Restaurant opening expense increased by $1.2 million, or 66.7%, to $3.0 million during the thirty-nine weeks ended October 4, 2005 from $1.8 million during the comparable thirty-nine week period of 2004. This increase is primarily due to opening costs related to six restaurant openings and three restaurants in-progress during the thirty-nine weeks ended October 4, 2005, as compared to four restaurant openings and two in progress during the thirty-nine weeks ended September 26, 2004. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Interest Income, Net. Net interest income increased by $428,000, or128.1%, to $762,000 during the thirty-nine weeks ended October 4, 2005 from $334,000 during the comparable thirty-nine week period of 2004. This increase is primarily due to increased investments after the completion of our private placement on March 11, 2005 coupled with higher interest rates.

Other Income, Net. Net other income decreased to $121,000 during the thirty-nine weeks ended October 4, 2005 from $156,000 in the comparable thirty-nine week period of 2004, a decrease of $35,000. This decrease is primarily due to the loss of gaming income from our Pietro’s restaurants, which we sold on March 15, 2004.

Income Tax Expense. Our effective income tax rate for the thirty-nine weeks ended October 4, 2005 was 32.3% compared to 33.0% for the comparable thirty-nine week period of 2004. The effective income tax rate for the thirty-nine weeks ended October 4, 2005 differs from the statutory income tax rate primarily due to FICA tip credits. We currently estimate our effective tax rate to be approximately at 32.5% for the rest of fiscal 2005. However, the actual effective tax rate for fiscal 2005 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are principally related to restaurant growth plans. Similar to many restaurant chains, we utilize operating lease arrangements for substantially all of our restaurant locations. During fiscal 2005, we opened nine new restaurants. We currently expect to open as many as 11 new restaurants during fiscal 2006. We believe that our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not required to be reflected as indebtedness on our consolidated balance sheets, the minimum rents and related fixed asset obligations under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. We also require capital resources to maintain our existing base of restaurants and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant, since our restaurant guests pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

Our cash flows from operating activities, as detailed in the consolidated statements of cash flows, provided $17.7 million of net cash during the thirty-nine weeks ended October 4, 2005, a $6.0 million increase from the $11.7 million generated during the comparable thirty-nine week period of 2004. The increase in cash from operating activities for the comparable thirty-nine week period of 2004 is primarily due to the gain on sale of Pietro’s restaurants; timing of payments to landlords included in prepaids and other assets, landlord tenant improvement contributions, and increased depreciation expense partially offset by payments to suppliers included in accounts payable.

Total capital expenditures for the acquisition of our restaurant and brewery equipment and leasehold improvements to construct new restaurants were $23.8 million for the thirty-nine weeks ended October 4, 2005. These expenditures were primarily related to the development of our new restaurants in Moreno Valley, Corona, Roseville and Rancho Cucamonga California, and Tucson and Mesa, Arizona all of which opened prior to October 4, 2005 and construction of our San Bruno, and San Mateo California, and our Sugar Land, Texas location, which have subsequently opened. In addition, for the thirty-nine weeks ended October 4, 2005, total capital expenditures related to the maintenance of existing restaurants were $2.6 million.

On March 11, 2005, we completed a $40.3 million (net of approximately $2.2 million in related fees and expenses) private placement of common stock with three large institutional investors. The transaction involved the sale of 2.75 million shares of common stock at a purchase price of $15.50 per share. Prior to this transaction, we funded our capital requirements primarily through cash flows from operations and proceeds received from the exercise of redeemable warrants during 2002. Our capital requirements related to opening additional restaurants will continue to be significant. For the full 52-week fiscal 2005 year, our original estimate at the beginning of the year for capital expenditures was in the range of $25 million to $27 million. That estimate contemplated two sale/leaseback transactions related to new restaurants. Now that we have raised an additional $40 million of proceeds from our equity offering this past March, we have decided not to proceed with those two transactions at this time. As a result, our full year capital expenditure estimate is now in the range of $35 to $38 million. The breakdown is as follows: approximately $27 to $28 million for 2005 new restaurant development, approximately $4 million to $5 million for maintenance, image enhancement and growth-related capital expenditures for existing restaurants, and $4 million to $5 million in construction in progress, or to take into account the timing of landlord contributions for restaurants anticipated to open during 2006. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash flow and our cash and investments balances together with anticipated cash flows from operations should be sufficient to satisfy our working capital and capital expenditure requirements through fiscal 2006. We may seek additional funds to finance our future growth and operations. There can be no assurance that such funds will be available when required or available on terms acceptable to us.

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

SEASONALITY AND ADVERSE WEATHER

Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher volume periods than other periods of the year. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening costs and inefficiencies. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of October 4, 2005, no impairment indicators have been identified.

Self Insurance Liability

We are self-insured for a portion of our workers’ compensation program. We maintain coverage with a third party insurer to limit our total exposure for this program. The accrued liability associated with this program is based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is not discounted and is based on information provided by our insurance broker and insurer, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate our total exposure and IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.

Income Taxes

We provide for income taxes based on our estimate of federal and state income tax liabilities. Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expense allowable for tax purposes. We usually file our income tax returns several months after our fiscal year-end. We file our tax returns with the advice and consultations of tax consultants. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretation of the tax laws.

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

Leases

We lease all of our restaurant locations except for our Sugarland, Texas and Rancho Cucamonga, California locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. All of our restaurant leases are classified as operating leases pursuant to the requirements of SFAS 13. We disburse cash for leasehold improvements and furniture fixtures and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord construction contributions can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the thirty-nine weeks ended October 4, 2005, the average interest rate earned on cash and cash equivalents and investments was approximately 2.6%.

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

There have been no significant changes other than the outsourcing of our payroll to Automatic Data Processing, Inc. (ADP) (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, former employee of ours, on behalf of herself, and all others similarly situated, filed a class action complaint in Los Angeles County Superior Court, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the Plaintiff stipulated to dismiss her second, third, fourth, and fifth causes of action. During September 2004, the Plaintiff stipulated to arbitration of the action. No further court action has been taken since that date. The outcome of this matter cannot be ascertained at this time.

On June 10, 2005, a former employee filed a complaint against us in Los Angeles County Superior Court. In the complaint, the plaintiff alleges various wage claims, including failure to pay overtime wages and failure to provide meal and rest breaks. The plaintiff also alleges inter alia causes of action for contract rescission and negligence based upon our alleged failure to properly classify certain employees as “non-exempt” under California’s overtime laws. Finally, the plaintiff alleges a cause of action for unfair business practices under California Business & Professions Code Section 17200 et seq. The plaintiff purported to bring the causes of action in the complaint on behalf of a class of current and former employees comprised of all individuals who worked as salaried kitchen managers in our California restaurants at any time from June 2001 to the present. The same plaintiff filed a separate individual complaint on July 11, 2005, in another Los Angeles County Superior Court alleging that he was wrongfully terminated in violation of public policy and was discriminated against because of his alleged disability. The outcome of these matters cannot be ascertained at this time.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits

10.1*	Employment Agreement of Gregory S. Levin

10.2*	Employment Agreement of John D. Allegretto

31	Section 302 Certifications of Chief Executive Officers and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officers and Chief Financial Officer.

*	Compensation plan or arrangement

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

November 3, 2005	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chief Executive Officer, President and Director

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Financial Officer