Form 10-K
period 2006-01-03
BJs RESTAURANTS INC
filed 2006-03-17
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2006

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of February 17, 2006, 22,741,694 shares of the common stock of the Registrant were outstanding. The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, July 3, 2005, was $357,019,771, calculated based on the closing price of our common stock as reported by the NASDAQ Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant’s Proxy Statement for the Annual Meeting of Shareholders.

BJ’S RESTAURANTS, INC.

PART I

Unless the context otherwise requires, when we use the words “BJ’s,” “the Company” “we,” “us” or “our” in this Form 10-K, we are referring to BJ’s Restaurants, Inc., a California corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to BJ’s Restaurants, Inc.

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This Form 10-K contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use the words “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” “believe,” and “plan” and similar expressions in this Form 10-K, as they relate to us or our management, we are intending to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from forward looking statements described in this document. These forward-looking statements include, among others, statements concerning:

•	our business, its advantages and our strategy for continuing to pursue and grow our business;

•	anticipated growth plans and future restaurant development;

•	anticipated dates on which we will commence or complete development of new restaurants;

•	growth of the casual dining restaurant industry;

•	expectations as to our future revenue, margins, expenses and capital requirements; and

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to:

•	If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.

•	Our ability to open new restaurants on schedule in accordance with our projected growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

•	Our future operating results may fluctuate significantly due to our limited number of existing restaurants and the expenses required to open new restaurants.

•	Our expansion into new markets may present increased risks due to our unfamiliarity with the areas.

•	Labor shortages or increases in labor costs could slow our growth or adversely affect our business.

These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under “ITEM 1A. RISK FACTORS.”

ASSUMPTIONS USED IN THIS REPORT

Throughout this report, our fiscal years ended January 3, 2006, January 2, 2005, December 28, 2003, December 29, 2002 and December 31, 2001 are referred to as fiscal years 2005, 2004, 2003, 2002 and 2001, respectively. Our fiscal year consists of 52 or 53 weeks. In fiscal 2005, we changed our year end to the Tuesday closest to December 31, from the Sunday closest to December 31. As such, fiscal 2005 included 52 weeks and two days. Fiscal 2004 included 53 weeks. All other years were 52 weeks. All prior quarters consisted of 13 weeks except for the third quarter of 2005, which consisted of 13 weeks and two days and the fourth quarter of 2004 which consisted of 14 weeks.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

BJ’s Restaurants, Inc. (the “Company” or “BJ’s”) owned and operated 44 restaurants at the end of fiscal 2005, located in California, Oregon, Colorado, Arizona, Texas and Nevada. A licensee also operates one restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery ® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse ® which receives the beer it sells from one of our breweries or an approved third party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill ® which is a smaller format, full service restaurant. Our menu features our BJ’s ® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie ® cookie. Our 11 BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary hand-crafted beers are produced and sold.

The first BJ’s restaurant was opened in 1978 in Orange County, California and centered on bringing the unique flavor of deep dish pizza to California. In 1991 our current Co-Chairmen assumed the operations of the restaurants and in 1995 purchased the restaurants and concept from the founders. Our initial public offering of common stock occurred in 1996. Over the years we expanded the BJ’s concept from its beginnings as a small pizzeria to a full service, high energy casual dining restaurant with over 100 menu items, including specialty salads, soups, pastas, sandwiches, entrees and desserts. In 1996 we introduced our own handcrafted beers through our first BJ’s Restaurant & Brewery in Brea, California. Since that time we have opened 10 additional BJ’s Restaurants & Breweries where our handcrafted beers are manufactured for sale in many of our restaurants. The breweries have added a unique dimension to the BJ’s concept which further distinguishes BJ’s from many other restaurant concepts. In 2002, we received the prestigious Large Brew Pub of the Year award at the Great American Beer Festival in Denver, Colorado. Over the years, our renowned beers have earned 16 medals at the Great American Beer Festival, including Gold and Bronze medals in 2005.

In 1996 we purchased 19 additional restaurants in Oregon and Washington from Pietro’s Corp (“Pietro’s”) to expand our presence in the Northwest. The Pietro’s restaurants primarily served thin-crust pizza in a very casual counter-service environment. Over the next eight years we closed 13 of the Pietro’s restaurants and converted three restaurants to BJ’s locations. On March 15, 2004, we sold the remaining three Pietro’s restaurants to employees of those restaurants.

Our internet address is www.bjsbrewhouse.com. Electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge by visiting the “Investor Relations” section of www.bjsbrewhouse.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC). We caution you that the information on our website is not part of this or any other report we file with, or furnish to, the SEC.

RESTAURANT CONCEPT AND MENU

Our primary growth objective is to gradually expand BJ’s unique high energy, premium casual dining concept nationwide by providing a genuine commitment to passionately connect with every guest, on every visit, through flawless and relentless execution of every detail during every shift. We believe by providing this commitment to our guests we should have the best opportunity to generate significant repeat business and generate an above average return on our investments in new restaurants. To achieve these objectives we plan to increase our development of the BJ’s Restaurant & Brewery and the BJ’s Restaurant & Brewhouse restaurants in new and existing markets in a carefully controlled manner.

Our core product is our deep-dish differentiated Chicago-style pizza, which has been highly acclaimed since it was originally developed in 1978. This unique version of Chicago-style pizza is unusually light, with a crispy, flavorful crust, which we believe has a broader appeal than other versions of deep-dish pizza. The pizza is topped with high-quality meats, fresh vegetables and fresh mozzarella cheese. In the past, BJ’s pizza has been awarded “best pizza” honors by restaurant critics and public opinion polls in Orange County, California, where the BJ’s concept originated.

In addition to our pizza, we have a broad menu with over 100 items featuring specialty salads, soups, pastas, sandwiches, entrees and desserts. Examples of our other menu offerings include Santa Fe Spring Rolls, BBQ Chicken Chopped Salad, Blackened New York Steak, Cajun Pasta, Halibut Fish Tacos and our famous BJ’s Pizzookie cookie. All of our menu items are prepared to order using high quality ingredients. This broad menu is an important factor in our differentiation from the other casual dining competitors. Our entrees generally range in price from $7.50 to $18.95 and our average guest check in 2005 was in the $10.00 to $11.00 range. This extensive menu and moderate pricing allows BJ’s to appeal to a variety of guests and dining occasions, including everyday lunch and dinner, special occasions, and late night business. This has allowed us to achieve comparable restaurant sales increases of 4.6%, 3.8% and 3.3% for the fiscal years ended 2005, 2004, and 2003, respectively.

Our large, flexible kitchens allow us to adapt to changing consumer tastes and trends. Generally we review our menu appeal, pricing and menu mix twice a year and typically replace lower selling menu items with new menu items. All new menu items are first evaluated by our internal menu development group and then tested in selected restaurants before any roll-out to all of our restaurants.

All of our restaurants feature our award winning hand-crafted beers, which we believe not only differentiate us from other restaurant concepts, but also makes a statement towards our approach to restauranteuring in general to provide quality and uniqueness to our guests in everything we do. Generally, we offer 6 standard beers along with a rotating selection of seasonal specialty beers. The majority of our beers are produced at breweries located in 11 of our restaurants and then distributed to all of our locations. We also have contract brewing arrangements with qualified third-party craft brewers in which we utilize their excess capacity to produce our hand-crafted beers under our proprietary recipes. During 2005, our breweries produced approximately 26,000 barrels of beer, and contracted brewers produced approximately 2,500 barrels of beer.

RESTAURANT AND BREWERY OPERATIONS

We believe our larger format brewery and brewhouse restaurants, on average, generate relatively high guest counts compared to most other casual dining concepts. In order to effectively and efficiently serve our guests we carefully select, train and supervise our employees. The typical management team for a BJ’s Restaurant & Brewery and BJ’s Restaurant & Brewhouse consists of a general manager, a kitchen or executive kitchen manager and four to five other managers depending on the sales volume for each restaurant. Additionally, each restaurant typically has approximately 150 hourly employees, many of whom work part-time. The general manager is responsible for the day to day operations of their restaurant, including hiring, training, and the development of personnel, as well as operating results. The kitchen or executive kitchen manager is responsible for product quality, purchasing, inventory, food cost and kitchen labor costs. The general manager of each restaurant reports to a regional or area director, who reports to a regional vice president, who in turn reports to our Vice President of Operations. We currently have eight regional or area directors and three regional vice presidents. In addition we have six culinary training managers who help educate, coach and develop the kitchen personnel and oversee the food execution, which is the essence of the BJ’s dining experience.

Excluding our BJ’s Pizza and Grill restaurants our typical restaurant hours of operations are generally from 11:00 am to 12:00 am Sunday through Thursday and 11:00 am to 1:00 am Friday and Saturday. Our restaurants are typically open every day of the year except for Thanksgiving and Christmas.

Our policy is to staff our restaurants with qualified, trained and enthusiastic employees, who desire to be an integral part of BJ’s fun, casual atmosphere. Prior experience in the restaurant industry is only one of the qualities management looks for in our restaurant employees. Enthusiasm, motivation and the ability to interact well with our customers and correctly execute our concept are the most important qualities for BJ’s management and staff.

In order to maintain our high standards, all new restaurant management and hourly staff undergo formal training from certified trainers at each restaurant. These certified trainers oversee the execution by position for each new employee and are also utilized in new restaurant openings. Our hourly staff goes through a series of in-depth interactive training for their positions and our management team goes through a comprehensive 10-week management training program dedicated to all aspects of the business including food, hospitality and brewing. Our management training program is closely monitored by our regional trainers and our Leadership, Education and Development Department.

Our future growth and success is highly dependent upon our ability to attract, develop and retain qualified employees to correctly operate our restaurants. We attempt to accomplish this by providing our employees opportunities for increased responsibilities and advancement as well as performance based incentives based on numerous financial and service metrics. We also support our employees by offering competitive wages, competitive benefits, including a 401(k) plan with a company match, medical insurance and dining discounts.

We currently own and operate 11 BJ’s Restaurant & Brewery locations that manufacture our hand-crafted beers for all of our locations. In addition we have contract brewing arrangements in which we utilize the excess capacity of other craft breweries to produce our hand-crafted beers under our proprietary recipes and under the supervision of our brewers. Our breweries are staffed with a chief brewer and an assistant brewer, which reports to a regional brewmaster. Production planning and quality control are monitored by our corporate brewery department. Additionally, our breweries periodically send out samples of each batch of BJ’s beer to a third party independent laboratory for monitoring and quality control.

As we continue to grow our restaurants we need to carefully manage our brewing capacity. Currently, our breweries are operating at approximately 90% of capacity. In 2006, we expect to open as many as 11 new restaurants and therefore we will need to increase our beer production to meet this restaurant growth. We plan on constructing an additional brewery as part of our Reno, Nevada BJ’s Restaurant & Brewery in 2006 and to increase our contract brewing with qualified third party craft brewers. We believe the combination of this new brewery plus increased contract brewing will provide us with the capacity necessary to meet our restaurant growth. However, we will continue to evaluate the benefits associated with brewery ownership versus contract brewing and consider the variables such as availability of production capacity, brewery quality control procedures, consistency of corporate and brand strategy and the costs associated with contract brewing versus the costs associated with brewery ownership.

SITE SELECTION AND EXPANSION OBJECTIVES

Our larger format 8,000 – 8,500 square-foot BJ’s Restaurant & Brewhouse will represent the majority of our growth in the near term. We may also construct new BJ’s Restaurant & Breweries as necessary in order to supply our restaurants with our hand-crafted beers. Over the next several years we expect to continue to expand in both our existing markets and new markets. In 2006, we anticipate to open as many as 11 new restaurants predominantly in states where we already operate restaurants. We expect 10 restaurants to be BJ’s Restaurant & Brewhouse locations and one is expected to be a BJ’s Restaurant & Brewery. This approach for 2006 allows us to better leverage costs associated with regional supervision and enables us to increase our brand awareness and purchasing efficiencies. Based on information currently available, we expect to open as many as two, three to four, two to three, and two new restaurants during the first through fourth quarters of fiscal 2006, respectively. However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control. As of March 14, 2006, we have signed leases or have letters of intent in hand for all of our fiscal 2006 potential restaurant openings.

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Since BJ’s has proven that it can be successful in a variety of locations (urban or suburban shopping malls, retail strip centers, and entertainment centers – either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. In general, we currently prefer to open our restaurants at high profile sites in areas with dense populations.

We typically lease our locations for primary periods of 15 to 20 years. Our restaurants can either be freestanding or in-line and therefore we may utilize both ground leases and built-to-suit leases. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We are also generally responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases. We expend cash for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our leased premises. We may also expend cash for structural additions that we make to leased premises. At times we may have our leasehold improvement costs reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. However, there can be no assurance that such contributions will be available for every potential location that we seek to develop into a new restaurant. We may also purchase properties if they become available.

NEW UNIT ECONOMICS

On average, we target a 1-to-1 sales-to-fully capitalized investment ratio and a 25% fully capitalized return on investment once our restaurants reach their mature level of operations. Maturation periods vary from restaurant to restaurant, but generally range from two to four years. We target our new restaurants to achieve sales greater than $600 per productive square foot, or approximately $4.8 million based on our prototype BJ’s Restaurant & Brewhouse of 8,000 square feet. However, these targets may vary based on the capital investment requirements for the restaurant. In 2005, our restaurants that were open for the entire year achieved sales greater than our targeted $600 per productive square foot target. Our investment costs for new restaurants vary significantly depending on geography and type of restaurant (Brewery compared to Brewhouse). In general our cash expenditure for leasehold improvements and furniture, fixtures and equipment, excluding any improvement allowance we may receive from the landlord, average from $350 to $450 per square foot. The performance targets for our restaurant operations do not consider field supervision and corporate support expenses; exclude non-cash items such as depreciation expense; exclude income taxes; and do not represent a targeted return on an investment in our common stock. Additionally, actual performance of any location may differ from its originally targeted performance. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants.

MARKETING

Our marketing program is focused on community-based promotions and customer referrals. Our philosophy relating to the BJ’s restaurants has been to “spend our marketing dollars on the plate,” or use funds that would typically be allocated to marketing to provide enhanced food, service and ambiance to our existing guests. We believe this is the best way to protect and enhance our guest visit frequency. Our expenditures on advertising and marketing were less than 1% of sales in both 2005 and 2004.

We focus on the local community and charitable causes, providing food and resources for many worthwhile events, which has benefited us in our relations with our surrounding communities. Our commitment to supporting worthwhile causes is exemplified by our “Cookies for Kids” program, which provides a donation to the Cystic Fibrosis Foundation for each Pizookie sold. Our contributions under the “Cookies for Kids” program were $250,000 and $295,000 in 2005 and 2004, respectively. In addition, we donated preopening sales proceeds of $159,000 related to the nine new restaurant openings in 2005 to the Cystic Fibrosis Foundation and approximately $52,000 to local charities.

INFORMATION SYSTEMS

We utilize an integrated information system to manage the flow of information within each restaurant and between the restaurants and the corporate office. This system includes a point-of-sale local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, the point of sale system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information, to schedule labor and to produce a variety of management reports. Select information that is captured from this system is transmitted to the corporate office on a daily basis, which enables senior management to continually monitor operating results.

During 2006, we expect to enhance our restaurant information systems by implementing a series of new automated systems in our restaurants. These systems include a kitchen display system that will automate the timing of the firing of different food items on the cook line, a web-based labor scheduler and productivity analyzer that will help our restaurant managers more efficiently monitor and control labor productivity and a theoretical food cost system.

PURCHASING

Our purchasing staff procures all of our food ingredients, products and supplies. We seek to obtain the highest quality ingredients, products and supplies from reliable sources at competitive prices. We continually research and evaluate various food ingredients, products and supplies for consistency and compare them to our detailed specifications. In order to provide the high quality ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant’s kitchen manager determines its daily usage requirements for food ingredients, products and supplies. The kitchen manager orders accordingly from approved vendors. The kitchen managers also inspect all deliveries daily to ensure that the items received meet our quality specifications and negotiated prices. We have competitively priced, high quality alternative manufacturers, vendors, growers and distributors available should the need arise.

The majority of our food and operating supplies for our California restaurants are purchased from Jacmar Foodservice Distribution, a related party. See “Related Party Transactions”.

COMPETITION

The restaurant industry is highly competitive. A great number of restaurants and other food and beverage service operations compete both directly and indirectly with us in many aspects, including food quality and service, the price-value relationship, beer quality and selection, atmosphere, suitable sites for new restaurants and qualified personnel to operate our restaurants, among other factors. Many competitors with similar concepts to that of ours have been in business longer than we have, have greater consumer awareness and often have substantially greater capital and human resources.

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

RELATED PARTY TRANSACTIONS

As of January 3, 2006, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 20.4% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is our largest supplier of food, beverage and paper products. Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with $24.8 million, $19.3 million and $14.6 million of food, beverage and paper products for fiscal 2005, 2004 and 2003, respectively, which represent 54.6%, 57.1% and 53.5% of our total costs for these products, respectively. We had trade payables due to Jacmar related to these products of $2.3 million and $2.2 million at January 3, 2006 and January 2, 2005, respectively.

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

Alcoholic beverage control regulations require each of our restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses or permits to date. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

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

EMPLOYEES

At February 14, 2006, we employed 5,341 employees at our 45 restaurants. We also employed 83 administrative and field supervisory personnel at our corporate offices. We believe that we maintain favorable relations with our employees, and currently no unions or collective bargaining arrangements exist.

INSURANCE

We maintain workers’ compensation, general liability, property insurance and other insurance coverages with deductibles and limits that we believe are currently appropriate for our operations. However, there is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits, or that we can continue to obtain and maintain such insurance at all or that our premium costs will not rise to an extent that they adversely affect our ability to economically obtain or maintain such insurance.

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

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and senior management employees:

Name	Age	Position
Paul A. Motenko	51	Co-Chairman of the Board, Vice President and Secretary
Jeremiah J. Hennessy	47	Co-Chairman of the Board
Gerald W. Deitchle	54	President, Chief Executive Officer
Gregory S. Levin	38	Chief Financial Officer
R. Dean Gerrie	54	Chief Design Officer
Gregory S. Lynds	44	Chief Development Officer
John D. Allegretto	42	Chief Supply Chain Officer
J. William Streitberger	49	Chief Human Resource Officer
Alexander M. Puchner	44	Senior Vice President of Brewing Operations
Lon F. Ledwith	48	Vice President of Operations

PAUL A. MOTENKO has been Co-Chairman of the Board since February 2005. Since the Company’s inception in 1991, Mr. Motenko was the Chief Executive Officer, Co-Chairman of the Board, Vice President and Secretary. Prior to assuming operations for the Company, Mr. Motenko was a founding partner in the firm Motenko, Bachtelle & Hennessy from 1980 to 1991. In this capacity, Mr. Motenko provided accounting and consulting services to several restaurant companies, including BJ’s Chicago Pizzeria. From 1976 to 1980, Mr. Motenko was employed as an accountant and consultant for several accounting firms, including Kenneth Leventhal and Company and Peat, Marwick, Main.

JEREMIAH J. HENNESSY (Co-Founder) has been Co-Chairman of the Board since February 2005. Since the Company’s inception in 1991, Mr. Hennessey was the President, Chief Operating Officer and a Director. Prior to assuming operations for the Company, Mr. Hennessy was a partner in the firm Motenko, Bachtelle & Hennessy from 1988 to 1991 where he was extensively involved with food service and restaurant clientele. Prior to that, Mr. Hennessy served as a controller for a large Southern California construction company. Mr. Hennessy has also worked for various restaurant concepts, including Marie Callendar’s and Knott’s Berry Farm.

GERALD (“JERRY”) W. DEITCHLE has been President and Chief Executive Officer of the Company since February 2005 and a member of the Company’s Board of Directors since November 2004. From April 2004 to January 2005, Mr. Deitchle served as President, Chief Operating Officer and a director of Fired Up, Inc., a privately held company that owns, operates and franchises the Johnny Carino’s Italian restaurant concept. From 1995 to 2004, he was a member of the executive management team at The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants with his last position as corporate President. From 1984 to 1995, he was employed by the parent company of Long John Silver’s restaurants, with his last position as Executive Vice President.

GREGORY S. LEVIN has been the Chief Financial Officer of the Company since September 2005. From February 2004 to August 2005, Mr. Levin served as Chief Financial Officer and Secretary of SB Restaurant Company, a privately held company operating the Elephant Bar casual dining restaurant concept. From 1996 to 2004, Mr. Levin was employed by publicly-held California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President, Chief Financial Officer and Secretary. Earlier in his career, he served as an audit manager with Ernst & Young LLP.

R. DEAN GERRIE has been the Chief Design Officer of the Company since 2002 and as Senior Vice President of Design and Marketing since January 1997. From 1989 to 1997 Mr. Gerrie served as principal of Dean Gerrie Design, a corporate identity and marketing consultancy. Prior to that from 1980 to 1989, Mr. Gerrie served as President/Creative Director with Guzman Gerrie Advertising. Mr. Gerrie has maintained a leadership role in the Southern California design community as founder of the Orange County Chapter of the American Institute of Graphic Arts and has taught design and marketing as an associate professor at University of California, Irvine Extension and at the Southern California Institute of the Arts.

GREGORY S. LYNDS has been the Chief Development Officer since July 2003. Prior to joining the Company, Mr. Lynds served as the Director of Real Estate of Darden Restaurants, Inc., the largest casual dining company in America. Prior to joining Darden, Mr. Lynds served as Vice President of Real Estate and Development for Wilshire Restaurant Group (Marie Calendar’s and East Side Mario’s) and was a Partner responsible for expanding the Mimi’s Café brand.

JOHN D. ALLEGRETTO has been the Chief Supply Chain Officer since July 2005. From March 2003 to June 2005, Mr. Allegretto served as the Vice President of Supply Chain Management for Pick Up Stix Restaurants and Cal-International, Foods, Inc. Prior to that, Mr. Allegretto was the Director for The Walt Disney Company’s Strategic Sourcing group from October 1997 to February 2003.

J. WILLIAM STREITBERGER has been the Chief Human Resource Officer of the Company since May 2002. Mr. Streitberger joined the Company from Ez2get.com, a marketing company, where he was responsible for human resources and development. Prior to that position, Mr. Streitberger spent two years as Vice President of Recruiting for The Cheesecake Factory, and ten years as Vice President for Brinker International Inc, (Chili’s, Macaroni Grill, Maggiano’s, Corner Bakery and On The Border). Previously, he was a restaurant operator with Steak and Ale Restaurants, Inc in Dallas Texas.

ALEXANDER M. PUCHNER has been the Senior Vice President of Brewing Operations for the Company since 1996. From 1993 to 1995, Mr. Puchner was as a founder and brewmaster for Laguna Beach Brewing Co., Huntington Beach Beer Co., Newport Beach Brewing Co. and Westwood Brewing Co. From 1988 to 1993, Mr. Puchner served as Product Manager for Aviva Sports/Mattel Inc. and Marketing Research Manager for Mattel Inc. Mr. Puchner has been a nationally certified beer judge since 1990.

LON F. LEDWITH has been the Vice President of Operations since February 2004. From July 1981 to November 2003, Mr. Ledwith was employed by Brinker International, Inc., owner, operator and franchisor of various restaurant brands (Chili’s, Macaroni Grill, Maggiano’s, Corner Bakery and On The Border), with his last position as a Regional Vice President of Chili’s Grill & Bar.

ITEM 1A. RISK FACTORS

If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.

A critical factor in our future success is our ability to expand our restaurant operations successfully, which will depend in large part on our ability to open new restaurants on schedule and in a profitable manner. We anticipate that our new restaurants will generally take three to four months or longer to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train sufficient management and restaurant personnel and other factors. We cannot assure you that any restaurant we open will obtain operating results similar to those of our existing restaurants. If we are unable to open and operate new restaurants successfully, our growth rate and our results of operations would be adversely affected.

Our ability to open new restaurants on schedule in accordance with our projected growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

In order to achieve our projected rate of new restaurant growth, we must identify suitable restaurant locations and successfully negotiate and finalize the terms of restaurant leases at a number of these locations. Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or these lease negotiations. Delays encountered in negotiating, or our inability to finalize to our satisfaction, the terms of a restaurant lease may delay our actual rate of new restaurant growth and cause a significant variance from our projected growth rate. In addition, our scheduled rate of new restaurant openings may be adversely affected by other factors, some of which are beyond our control, including the following:

•	the availability and cost of suitable restaurant locations for development;

•	our ability to compete successfully for suitable restaurant locations;

•	the availability of adequate financing;

•	the timing of delivery of leased premises from our landlords so we can commence our build-out construction activities;

•	construction and development costs;

•	any labor shortages or disputes experienced by our landlords or outside contractors;

•	any unforeseen engineering or environmental problems with the leased premises;

•	our ability to hire, train and retain additional management and restaurant personnel;

•	our ability to secure governmental approvals and permits, including liquor licenses;

•	successfully promoting our new restaurants and competing in the markets in which our new restaurants are located;

•	our continued development and implementation of management information systems;

•	weather conditions or natural disasters; and

•	general economic conditions.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to accelerate the pace of new restaurant openings by opening as many as 11 new restaurants in 2006. This expansion and our future growth will increase demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

Our expansion into new markets may present increased risks due to our unfamiliarity with the areas.

As part of our expansion strategy, we plan to open new restaurants in markets in which we have no prior operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than restaurants in our existing markets, and there also may be little or no market awareness of our brands in these new markets. Due to these factors, sales at restaurants opening in new markets may take longer to achieve sales comparable with our existing restaurants, if at all. In addition, we may incur costs related to the opening, operation and promotion of these new restaurants that are greater than those incurred in existing markets.

You should not rely on past increases in our average restaurant revenues or our comparable restaurant sales as an indication of future operating results because they may fluctuate significantly.

A number of factors historically have affected, and are likely to continue to affect, our average restaurant revenues and/or comparable restaurant sales, including, among other factors:

•	our ability to execute our business strategy effectively;

•	our menu pricing strategy;

•	initial sales performance by new restaurants;

•	the timing of new restaurant openings and related expenses;

•	changing consumer tastes or discretionary spending;

•	levels of competition in one or more of our markets; and

•	general economic conditions and consumer confidence.

Additionally, our average restaurant revenues and comparable restaurant sales may not increase at rates achieved over recent periods. Changes in our average restaurant revenues and comparable restaurant sales could cause the price of our common stock to fluctuate significantly.

Our future operating results may fluctuate significantly due to our limited number of existing restaurants and the expenses required to open new restaurants.

We currently operate only 45 restaurants, nine of which opened during 2005. The capital resources required to develop each new restaurant are significant. We estimate that the gross cash outlay to open a new BJ’s restaurant on leased ground currently ranges from $3.3 million to $3.8 million, inclusive of pre-opening expenses. Actual costs may vary significantly depending upon a variety of factors, including the site, type of restaurant (brewery compared to brewhouse) and size of the restaurant and conditions in the local real estate and employment markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant and the average restaurant revenues of our new restaurants may cause our results of operations to fluctuate significantly. Moreover, poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could adversely affect our business, making the investment risks related to any one location much greater than those associated with many other restaurants.

Our inability to renew existing leases on favorable terms may adversely affect our results of operations.

43 of our 45 restaurants are located on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent, subject to regional cost-of-living increases, and other leases include base rent with specified periodic increases.

Other leases are subject to renewal at fair market value, which could involve substantial increases. Additionally, many leases require contingent rent based on a percentage of gross sales. In addition, certain of our leases will expire without an automatic renewal or option to renew. No assurance can be given that such leases can be renewed or, if renewed, that rents will not increase substantially.

A significant number of our restaurants are concentrated in California, which makes us particularly sensitive to economic, regulatory, weather and other conditions in that state.

As of January 3, 2006, 31 of our 45 restaurants were located in California. If our restaurants in California are adversely affected by changes in economic, regulatory and other conditions specific to California, our consolidated sales, financial condition and results of operations may decline.

We are dependent upon consumer trends and upon high visitor rates at the sites where our restaurants are located, and any adverse change in such consumer trends or visitor rates could adversely affect our business, revenues and results of operations.

Due to the nature of the restaurant industry, we are dependent upon consumer trends with respect to the public’s tastes, eating habits, public perception toward alcohol consumption and discretionary spending priorities, all of which can shift rapidly. We also are dependent upon high visitor rates at the sites surrounding our restaurants, which are primarily located in high-activity areas such as urban, retail, mixed-use and lifestyle centers, to attract guests to our restaurants. In general, such consumer trends and visitor rates are significantly affected by many factors, including national, regional or local economic conditions, changes in area demographics, public perception and attitudes, increases in regional competition, food, liquor and labor costs, traffic and shopping patterns, weather, natural disasters and the availability and relative cost of gasoline. Our success will depend, in part, on our ability to anticipate and respond to such changing consumer preferences, tastes, eating and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. Any adverse change in any of the above factors and our inability to respond to such changes could cause our restaurant volumes to decline and adversely affect our business, revenues and results of operations.

Our success depends on our ability to compete effectively in the restaurant industry.

The restaurant industry is highly competitive. We compete on the basis of the taste, quality and price of food offered, guest service, brand name identification, beer quality and selection, attractiveness of the facilities, restaurant location, atmosphere and overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. In addition, we compete with other restaurants and with retail establishments for real estate. Many of our competitors are well established in the upscale casual dining market segment and some of our competitors have substantially greater financial, marketing and other resources than we do.

Negative publicity surrounding our restaurants or the consumption of beef, seafood, poultry/produce, beer or alcoholic beverages generally could adversely affect the popularity of our restaurants, our revenues and our results of operations.

The popularity of our restaurants, in general, and our menu offerings, in particular, are key factors to the success of our business. Incidents that occur at any of our restaurants may result in negative publicity, which could adversely affect our popularity. In addition, negative publicity resulting from poor food quality, illness, injury or other health concerns, whether related to one of our restaurants or to the restaurant, beef, seafood, poultry or produce industries in general (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, Hepatitis A and other food-borne illnesses), or operating problems related to one or more of our restaurants, could make our brand and menu offerings less appealing to consumers.

Our operations are susceptible to changes in food and supply costs, which could adversely affect our margins.

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our purchasing staff negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year) or commodity pricing formulas. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows.

If our distributors or suppliers do not provide food and beverages to us in a timely fashion, particularly our ingredients for our beer, we may experience short-term supply shortages, increased food and beverage costs and quality control problems.

We currently depend on regional food distribution service companies to provide food and beverage products to all of our restaurants. We do not have long-term contractual arrangements with these distributors. If these regional distributors, or other distributors or suppliers, cease doing business with us, we could experience short-term supply shortages in some or all of our restaurants and could be required to purchase food and beverage products at higher prices until we are able to secure an alternative supply source. If these alternative suppliers do not meet our specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, guest patronage, revenues and results of operations, could be adversely affected. In addition, any delay in replacing our suppliers or distributors on acceptable terms could, in extreme cases, require us to remove temporarily items from the menus of one or more of our restaurants, which also could adversely affect our business.

Failure to protect our trademarks, service marks, trade secrets or other intellectual property could adversely affect our business.

Our business prospects depend in part on our ability to develop favorable consumer recognition of our brands, including the BJ’s Restaurants name in particular. Although BJ’s is a federally registered trademark, there are other restaurants using the name “BJ’s” throughout the United States and our trademarks, service marks, trade dress, trade secrets or other intellectual property could be imitated or appropriated in ways that we cannot prevent. Alternatively, third parties may attempt to cause us to change our trademarks, service marks or trade dress or not operate in a certain geographic region or regions if our names are deemed confusingly similar to their prior trademarks, service marks or trade dress. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do not maintain confidentiality and non-competition agreements with all of our employees or suppliers. Moreover, even with respect to the confidentiality and non-competition agreements we have, we cannot assure you that those agreements will not be breached, that they will provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how or recipes, the appeal of our restaurants could be reduced and our business could be harmed.

Federal, state and local beer, liquor and food service regulations may have a significant adverse impact on our operations.

We are required to operate in compliance with federal laws and regulations relating to alcoholic beverages administered by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, as well as the laws and licensing requirements for alcoholic beverages of states and municipalities where our restaurants are or will be located. In addition, each restaurant must obtain a food service license from local authorities. Failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease the brewing or sale of alcoholic beverages, or both, at our restaurants. Additionally, state liquor laws may prevent or impede the expansion of our restaurants into certain markets. The liquor laws of certain states prevent us from selling at wholesale the beer brewed at our restaurants. Any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area or increase the costs associated therewith. In addition, in certain states, including states where we have existing restaurants or where we plan to open a restaurant, the number of liquor licenses available is limited, and licenses are traded on the open market. Liquor, beer and wine sales comprise a significant portion of our revenues; therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states where the number of licenses available is limited, the cost of a new license could be significant.

Our restaurants and on-site breweries operate pursuant to exceptions to the “tied house laws,” which created the “three tier system” of liquor distribution. These tied house laws were adopted by all of the states after the repeal of prohibition and, generally, prohibit brewers from holding retail licenses and prohibit vertical integration in ownership and control among the three tiers. Brewery restaurants and brewpubs operate under an exception to these general prohibitions. Over the last 25 years, all of the states have adopted laws and regulations permitting brewery restaurants and brewpubs; however, the privileges and restrictions for brewpubs and brewery restaurants vary from state to state. Generally, our brewery restaurants are licensed as retailers with limited privileges to brew beer on the restaurant premises, and we do not have the same privileges as a microbrewery. Other restrictions imposed by law may prevent us from operating both brewery restaurants and non-brewery restaurants in some states. We are at risk that a state’s regulations concerning brewery restaurants or the interpretation of these regulations may change. Any such change may adversely impact our current model of brewing beer or supplying beer, or both, to our restaurants in that state.

Other government laws and regulations affecting the operation of our restaurants could increase our operating costs and restrict our growth.

Our development and construction of additional restaurants must comply with applicable zoning, land use and environmental regulations. More stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors could delay construction of new restaurants and add to their cost in the future. In addition, difficulties or failure in obtaining the required licenses and approvals could delay, or result in our decision to cancel, the opening of new restaurants.

In addition, various federal and state labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. A number of factors could adversely affect our operating results and thus restrict our growth, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, increased tax reporting and tax payment requirements for employees who receive gratuities, a reduction in the number of states that allow tips to be credited toward minimum wage requirements and increased employee litigation, including claims relating to the Fair Labor Standards Act.

The Americans with Disabilities Act of 1990 prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons. Non-compliance with this law and related laws enacted at the state or local level could result in the imposition of fines or an award of damages to private litigants.

Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances.

We purchase comprehensive insurance coverage, including workers’ compensation, general liability, fire and extended coverage and property insurance. However, such insurance is subject to limitations, including deductibles, exclusions and maximum liabilities covered. Moreover, there are certain types of losses that may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane and flood losses and employee practices. If such a loss should occur, we would, to the extent that we are not covered for such loss by insurance, suffer a loss of the capital invested in, as well as anticipated profits and cash flow from, such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business, to expand our operations or to develop additional restaurants. There is no assurance that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect us or our ability to economically obtain or maintain such insurance.

Labor shortages or increases in labor costs could slow our growth or adversely affect our business.

Our success depends in part on our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant general managers and kitchen managers, necessary to continue our operations and keep pace with our growth. If we are unable to recruit and retain a sufficient number of qualified individuals, our business and our growth could be adversely affected. Competition for qualified employees could require us to pay higher wages and benefits, which would result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages or decreases in tip credits would increase our labor costs. We may be unable to increase our prices in order to pass these increased labor costs on to our guests, in which case our profitability would be adversely affected.

Litigation could have a material adverse effect on our business.

From time to time, we may be the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality, health or operational concerns. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. We may also be subject to complaints or allegations from former, existing or prospective employees from time to time. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under such “dram shop” statutes. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage, and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against us are valid or whether we are liable, we may be adversely affected by publicity resulting from such claims. We also are subject to claims and disputes from landlords under our leases, which could lead to litigation or a threatened or actual lease termination. Litigation of any nature may be expensive to defend and may divert money and management’s attention from our operations and adversely affect our financial condition and results of operations.

Our ability to raise capital in the future may be limited, which could adversely affect our business.

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated revenues, increased expenses or other events, including those described in this prospectus, may cause us to seek additional debt or equity financing on an accelerated basis in the event our cash flow is insufficient. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could adversely affect our growth and other plans as well as our financial condition. Additional equity financing, if available, may be dilutive to the holders of our common stock. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.

The occurrence or threat of extraordinary events, including terrorist attacks, could cause consumer spending to decline, which would adversely affect our sales and results of operations.

The occurrence or threat of extraordinary events, including future terrorist attacks and military and governmental responses and the prospect of future wars, may result in negative changes to economic conditions. When economic conditions worsen, our guests may reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our guests choose to dine out or the amount they spend on meals while dining out, thereby adversely affecting our sales and results of operations. Additionally, a decrease in discretionary spending could adversely affect our ability to price our menu items at favorable levels and decrease our profitability.

Future changes in financial accounting standards may cause adverse unexpected operating results and affect our reported results of operations.

A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the questioning of current accounting practices may adversely affect our reported financial results.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	actual or anticipated variations in restaurant comparable sales or operating results;

•	changes in financial estimates by research analysts;

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

•	changes in the consumer spending environment;

•	changes in the market valuations of other restaurant companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives; and

•	a loss of a key member of management.

In addition, we cannot assure you that an active trading market for our common stock will continue which could affect our stock price and the liquidity of any investment in our common stock.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would significantly harm our profitability and reputation.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS AND EXPANSION PLANS

As of February 17, 2006, we own and operate seven BJ’s Pizza & Grill restaurants, 27 BJ’s Restaurant & Brewhouses and 11 BJ’s Restaurant & Brewery’s in six states as follows:

	BJ’s Pizza & Grill	BJ’s Restaurant & Brewhouse	BJ’s Restaurant & Brewery	Total
Arizona	—	2	1	3
California	6	19	6	31
Colorado	—	—	1	1
Nevada	—	1	—	1
Oregon	1	—	2	3
Texas	—	5	1	6

	7	27	11	45

The average square footage is as follows:

	BJ’s Pizza & Grill	BJ’s Restaurant & Brewhouse	BJ’s Restaurant & Brewery
Arizona	—	7,650	8,800
California	2,757	8,144	10,788
Colorado	—	—	5,500
Nevada	—	8,110	—
Oregon	4,350	—	6,135
Texas	—	7,762	10,710

Total Weighted Average	2,985	8,035	9,273

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and all others similarly situated, filed a class action complaint in Los Angeles County Superior Court, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the Plaintiff stipulated to dismiss her second, third, fourth, and fifth causes of action. During September 2004, the Plaintiff stipulated to arbitration of the action. No further court action has been taken since that date. The outcome of this matter cannot be ascertained at this time.

On June 10, 2005, a former employee filed a complaint against us in Los Angeles County Superior Court. In the complaint, the plaintiff alleges various wage claims, including failure to pay overtime wages and failure to provide meal and rest breaks. The plaintiff also alleges inter alia causes of action for contract rescission and negligence based upon our alleged failure to properly classify certain employees as “non-exempt” under California’s overtime laws. Finally, the plaintiff alleges a cause of action for unfair business practices under California Business & Professions Code Section 17200 et seq. The plaintiff purported to bring the causes of action in the complaint on behalf of a class of current and former employees comprised of all individuals who worked as salaried kitchen managers in our California restaurants at any time from June 2001 to the present. The same plaintiff filed a separate individual complaint on July 11, 2005, in another Los Angeles County Superior Court alleging that he was wrongfully terminated in violation of public policy and was discriminated against because of his alleged disability. Answers have been filed denying the allegations and raising various affirmative defenses to both actions. The parities are engaged in mediation settlement discussion on a non-admissive liability basis. The outcome of these matters cannot be ascertained at this time.

On February 16, 2006, a lawsuit was filed by a former employee, purportedly on behalf of herself and other employees, for alleged failure to provide rest periods and meal periods and purported violations of California Business & Professions Code Section 17200 et seq. Unspecified damages, costs and attorney fees are being sought. The outcome of these matters cannot be ascertained at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHSE OF EQUITY

Market Information

On October 8, 1996, our Common Stock became listed on the NASDAQ Small Cap Market (“NASDAQ”) (Symbols CHGO) in connection with our Initial Public Offering. On July 23, 2003, our Common Stock was approved for a NASDAQ National Market listing. On August 16, 2004, we formerly changed our name to BJ’s Restaurants, Inc. (Symbol: BJRI).

On February 17, 2006, the closing price of our Common Stock was $26.63 per share. The table below shows our high and low common stock sales prices as reported by NASDAQ. The sales prices represent inter-dealer quotations without adjustments for retail mark-ups, mark-downs or commissions.

	Common Stock
	High	Low
Fiscal year ended January 3, 2006
First Quarter	$20.00	$13.24
Second Quarter	$22.25	$17.65
Third Quarter	$24.26	$19.11
Fourth Quarter	$24.50	$19.10
Fiscal year ended January 2, 2005
First Quarter	$15.32	$11.99
Second Quarter	$15.92	$12.95
Third Quarter	$15.87	$13.25
Fourth Quarter	$17.20	$13.73

As of February 17, 2006 we had 120 shareholders of record.

Equity Compensation Plan Information.

We have two equity compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our stockholders. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under these two plans as of January 3, 2006 (share numbers in thousands).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,403	$10.09	3,184
Equity compensation plans not approved by stockholders	—	$—	—

Dividend Policy.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended January 3, 2006 are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

To conform to casual dining practices, we have reclassified certain non food related items from cost of sales to operating and occupancy expenses and manager-in-training salaries from restaurant labor to general and administrative expenses for the current year. These reclassifications have been made to the prior years’ financial statements to conform to the current year. As such, we have reclassified $1.6 million, $1.3 million, $879,000 and $753,000 from cost of sales to operating and occupancy expenses for 2004, 2003, 2002, and 2001, respectively. We have also reclassified $555,000 and $457,000 from labor and benefits to general and administrative expenses for 2004 and 2003, respectively. These reclassifications have no effect on operating income, net income or earnings per share.

	Fiscal Year (3)
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated statements of income data:
Revenues	$178,210	$129,049	$102,959	$75,705	$64,683
Costs and expenses:
Cost of sales	45,458	32,193	25,936	18,362	16,662
Labor and benefits	63,867	45,775	36,371	28,057	23,196
Occupancy & Operating Expenses	33,987	25,242	21,014	15,210	12,559
General and administrative	13,290	11,365	8,954	7,774	5,056
Depreciation and amortization	6,984	5,249	3,928	2,714	2,117
Restaurant opening expense	3,520	2,918	1,467	1,717	734
Gain on sale of Pietro’s restaurants	—	(1,658)	—	—	—
Recovery of restaurant closing expense	—	—	—	—	(799)

Total costs and expenses	167,106	121,084	97,670	73,834	59,525

Income from operations	11,104	7,965	5,289	1,871	5,158
Other income (expense):
Interest income (expense), net	1,119	421	376	262	(345)
Other income (expense), net (1)	149	165	(228)	414	168

Total other income (expense)	1,268	586	148	676	(177)

Income before taxes	12,372	8,551	5,437	2,547	4,981
Income tax expense (2)	4,021	2,286	1,844	880	1,804

Net income	$8,351	$6,265	$3,593	$1,667	$3,177

Net income per share:
Basic	$0.38	$0.32	$0.18	$0.10	$0.33

Diluted	$0.36	$0.30	$0.18	$0.09	$0.30

Weighted average shares outstanding:
Basic	22,134	19,498	19,422	17,273	9,515

Diluted	23,381	20,570	20,482	18,775	10,419

Consolidated balance sheets data (end of period):
Cash and cash equivalents	$8,144	$3,766	$4,899	$28,440	$8,903
Investments	41,703	15,775	22,041	3,681	—
Total assets	163,958	100,866	83,705	77,849	40,255
Total long-term debt (including current portion)	—	—	153	561	4,345
Shareholders’ equity	129,899	78,780	71,051	66,616	28,095

(1)	Fiscal 2001 includes a net gain of $119,000 from the sale of the Lahaina partnership interest. Fiscal 2002 includes increased lottery earnings from our Pietro’s Pizza locations and license fee income from our interest in the BJ’s Lahaina, Maui, Hawaii location. Fiscal 2003 includes a $950,000 charge related to our meals & rest period settlement, partially offset by a $250,000 benefit related to other settlement proceeds.
(2)	Fiscal 2004 includes a $298,000 benefit for the elimination of the net deferred tax asset valuation allowances.
(3)	Fiscal 2005 consists of 52 weeks and two days, fiscal 2004 consists of 53 weeks and all other fiscal years consist of 52 weeks.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of February 17, 2006 we owned and operated 45 restaurants located in California, Oregon, Colorado, Arizona, Texas and Nevada. In addition we have one licensed restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery, a BJ’s Restaurant & Brewhouse, or a BJ’s Pizza & Grill restaurant. Our menu features our award-winning, signature deep-dish pizza, our own handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts. We have 11 BJ’s Restaurant & Brewery restaurants that feature in-house brewing facilities where our handcrafted beers are produced.

The first BJ’s restaurant was opened in Orange County, California in 1978 as a small full service restaurant focusing on Chicago style deep-dish pizza. In 1991 our current Co-Chairmen assumed the operations of the restaurants and in 1995 purchased the restaurants from the original founders. In 1996, the Company opened its first large format and brewery restaurant in Brea, California and we began to expand the menu to include appetizers, entrees, pastas, sandwiches, specialty salads and desserts.

As of February 17, 2006, we operated 11 BJ’s Restaurant & Brewery restaurants that manufacture our beer for our restaurants, 27 BJ’s Restaurant & Brewhouse restaurants, which are identical to our brewery restaurants except that they do not manufacture their own beer and seven BJ’s Pizza & Grill restaurants, which are primarily our original legacy restaurants. Our growth will focus on our BJ’s Restaurant & Brewhouse; however we may continue to build additional BJ’s Restaurant & Brewery locations in certain areas where we believe it may be more appropriate to brew our own beer. We also have contract brewing arrangements in which we utilize the excess capacity of other highly qualified craft brewers to produce our hand-crafted beers under our proprietary recipes

In 1996 we purchased 19 additional restaurants in Oregon and Washington from Pietro’s Corp (“Pietro’s”) to expand our presence in the Northwest. The Pietro’s restaurants primarily served thin-crust pizza in a very casual counter-service environment. Over the next eight years we closed 13 of the Pietro’s restaurants and converted three restaurants to BJ’s locations. On March 15, 2004, we sold the remaining three Pietro’s restaurants to employees of those restaurants.

We intend to continue developing BJ’s restaurants in high profile locations within densely populated areas in both existing and new markets. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve increases in comparable sales other than our effective menu price increases for our mature restaurants. Therefore, we expect that the majority of our year-over-year revenue growth will come from new restaurant openings.

Newly opened restaurants experience higher cost of sales, labor and direct operating and occupancy costs for approximately their first 90 to 120 days of operations in both percentage and dollar terms when compared with our mature restaurants. Accordingly, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on pre-opening expenses, cost of sales, labor and direct operating and occupancy costs.

Our revenues are comprised of food and beverage sales at our restaurant. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from our gift cards are recognized upon redemption in our restaurants. Until the redemption of gift cards occurs, all outstanding balances on such cards are included as a liability in our consolidated balance sheets.

Cost of sales is comprised of food and beverage supplies. The components of cost of sales are variable and typically fluctuate with sales volumes. Labor costs include direct hourly and management wages, bonuses and payroll taxes and fringe benefits for restaurant employees. Direct operating and occupancy costs include restaurant supplies, credit card fees, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. Direct operating and occupancy costs generally increase with sales volume but decline as a percentage of restaurant sales.

General and administrative costs include all corporate, field supervision and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits, travel and relocation costs, information systems, training, corporate rent and professional and consulting fees. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. Pre-opening costs, which are expensed as incurred, consist of the costs of hiring and training the initial work force for each new restaurant, travel, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Income expressed as percentages of total revenues.

	Fiscal Year
	2005	2004	2003	2002	2001
Consolidated statements of income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.5	24.9	25.2	24.3	25.8
Labor and benefits	35.8	35.5	35.3	37.1	35.9
Occupancy & Operating Expenses	19.1	19.6	20.4	20.1	19.4
General and administrative	7.5	8.8	8.7	10.3	7.8
Depreciation and amortization	3.9	4.1	3.8	3.6	3.3
Restaurant opening expense	2.0	2.3	1.4	2.3	1.1
Gain on sale of Pietro’s restaurants	—	(1.3)	—	—	—
Recovery of restaurant closing expense	—	—	—	—	(1.2)

Total costs and expenses	93.8	93.9	94.8	97.7	92.1
Income from operations	6.2	6.1	5.2	2.3	7.9
Other income (expense):
Interest income (expense), net	0.6	0.3	0.4	0.3	(0.5)
Other income (expense), net	0.1	0.1	(0.2)	0.5	0.3

Total other income (expense)	0.7	0.4	0.2	0.8	(0.2)

Income before taxes	6.9	6.5	5.4	3.1	7.7

Income tax expense	2.3	1.8	1.8	1.2	2.8

Net income	4.6%	4.7%	3.6%	1.9%	4.9%

FISCAL YEAR 2005 (52 WEEKS) COMPARED TO FISCAL YEAR 2004 (53 WEEKS)

Revenues. Total revenues increased by $49.2 million, or 38.1%, to $178.2 million during the 52 weeks ended January 3, 2006 from $129.0 million during the 53 week period of 2004. The $49.2 million increase in revenues consisted of an approximate $47.6 million increase in restaurant sales from the opening of new restaurants, and an approximate $5.1 million or 4.6% increase from comparable restaurant sales. The comparable restaurant sales benefited from a menu price increase of approximately 1.2% with the majority of the increase due to increased customer counts. These revenue increases were partially offset by approximate $1.6 million of restaurant sales related to our three Pietro’s restaurants and our Seal Beach BJ’s Pizza & Grill restaurant, which were closed on March 15, 2004 and January 3, 2005, respectively.

Cost of Sales. Cost of sales increased by $13.3 million, or 41.2%, to $45.5 million during the 52 weeks ended January 3, 2006 from $32.2 million during the 53 week period of 2004. As a percentage of revenues, cost of sales increased to 25.5% for the current 52 week period from 24.9% for the prior-year 53 week period. This increase is primarily a result of increased costs for meat, produce, seafood, general grocery items and fuel surcharges from our distributors partially offset by a reduction in poultry and cheese costs and the impact of menu price increases.

Additionally, in our new restaurants, our cost of sales will typically be higher during the first 90-120 days of operations versus our mature restaurants, as management teams become accustomed to optimally predicting, managing and servicing sales volumes we expect at our restaurants.

We provide our customers a large variety of menu items and therefore we are not overly dependent on a single group of commodities. We continue to work with our suppliers to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions outside of our control.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $18.1 million, or 39.5%, to $63.9 million during the 52 weeks ended January 3, 2006 from $45.8 million during the 53 week period of 2004. This increase was primarily due to the opening of nine new restaurants, partially offset by the closing of our Pietro’s and Seal Beach restaurants. As a percentage of revenues, labor and benefit costs increased to 35.8% for the current 52 week period from 35.5% for the prior-year 53 week period. This percentage increase is primarily due to higher management labor as a result of our decision to improve our management staffing levels and inefficiencies experienced with the nine new restaurants we opened in 2005 compared to the seven new restaurants we opened in the in 2004.

For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes expected at our restaurants.

Occupancy & Operating Expenses. Occupancy & operating expenses increased by $8.8 million, or 34.6%, to $34.0 million during the 52 weeks ended January 3, 2006 from $25.2 million during the 53 week period of 2004. The increase reflects additional operating & occupancy expenses related to the nine new restaurants we opened in 2005, partially offset by the decrease in costs associated with our three Pietro’s restaurants that were sold on March 15, 2004 and the closure of our Seal Beach BJ’s Pizza & Grill restaurant on January 3, 2005. As a percentage of revenues, occupancy & operating expenses decreased to 19.1% for the 52 week period from 19.6% for the prior-year 53 week period. This decrease is primarily due to lower rent payments as a result of two land purchases in which we therefore pay no rent and a higher mix of ground-leased locations (versus both ground and building-leased locations).

General and Administrative Expenses. General and administrative expenses increased by $1.9 million, or 16.9%, to $13.3 million during the 52 weeks ended January 3, 2006 from $11.4 million during the 53 week period of 2004. This increase was the result of planned investments in our field supervision and corporate support infrastructure to support our growth. During 2006, we expect to continue to add resources to the corporate support and field supervision activities in preparation for the planned openings of as many as 11 new restaurants. As a percentage of revenues, general and administrative expenses decreased to 7.5% for the 52 week period from 8.8% for the prior-year 53 week period. This percentage decrease is primarily the result of our continued ability to leverage the fixed nature of many of these costs over our increased revenues and the absence of severance payments to three corporate employees which were expensed during 2004.

Depreciation and Amortization. Depreciation and amortization increased by $1.7 million, or 33.1%, to $7.0 million during the 52 weeks ended January 3, 2006 from $5.2 million during the 53 week period of 2004. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment related to new restaurant development.

Restaurant Opening Expense. Restaurant opening expense increased by $0.6 million, or 20.6%, to $3.5 million during the 52 weeks ended January 3, 2006 from $2.9 million during the 53 week period of 2004. This increase is primarily due to opening costs related to nine restaurant openings and four restaurants in-progress during the 52 weeks ended January 3, 2006, as compared to seven restaurant openings and two restaurants in progress during the 53 week period of 2004. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Gain on Sale of Pietro’s Restaurants. In fiscal 2004, we sold our three Pietro’s restaurants resulting in a $1.7 million pre-tax gain.

Interest Income, Net. Net interest income increased by $698,000, or165.8%, to $1.1 million during the 52 weeks ended January 3, 2006 from $421,000 during the 53 week period of 2004. This increase is primarily due to increased investments after the completion of our private placement on March 11, 2005 coupled with higher interest rates.

Other Income, Net. Net other income decreased to $149,000 during 53 weeks ended January 3, 2006 from $165,000 during the 53 week period of 2004, a decrease of $16,000. This decrease is primarily due to the loss of gaming income from our Pietro’s restaurants, which we sold on March 15, 2004.

Income Tax Expense. Our effective income tax rate for the 52 weeks ended January 3, 2006 was 32.5% compared to 26.7% for the 53 week period of 2004. The effective income tax rate for the 52 weeks ended January 3, 2006 differs from the statutory income tax rate primarily due to FICA tip credits. We currently estimate our effective tax rate to be approximately at 33.0% for fiscal 2006. However, the actual effective tax rate for fiscal 2006 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

FISCAL YEAR 2004 (53 WEEKS) COMPARED TO FISCAL YEAR 2003 (52 WEEKS)

Revenues. Total revenues increased by $26.1 million, or 25.3%, to $129.0 million during the 53 weeks ended January 2, 2005 from $103.0 million during the 52 week period of 2003. The $26.0 million increase in revenues consisted of an approximate $23.3 million increase in restaurant sales from the opening of new restaurants, and an approximate $3.3 million or 3.8% from comparable restaurant sales. The comparable restaurant sales increase is primarily due to (1) an increase in customer counts, (2) a menu price increase of approximately 1.5% effective during May 2003, and an additional increase of approximately 2% effective during November 2003 and (3) a soda and beer price increase of 0.5% effective during May and October 2004, respectively. These revenue increases were partially offset by the loss of approximately $2.4 million of restaurant sales in 2003 related to our three Pietro’s restaurants which we sold on March 15, 2004. Additionally, fiscal 2004 consisted of 53 weeks compared to 52 weeks for fiscal 2003. After adjusting for $3.3 million of restaurant revenues contributed by the additional operating week, restaurant revenues would have increased by 22.0% or $22.7 million for fiscal 2004 on a 52-week basis

Cost of Sales. Cost of sales increased by $6.3 million, or 24.1% to $32.2 million during the 53 weeks ended January 2, 2005 from $25.9 million during the 52 week period of 2003. As a percentage of revenues, cost of sales decreased to 24.9% for the current 53 week period from 25.2% for the prior-year 52 week period. This decrease is a result of increased menu prices and our continuing efforts to monitor costs. During 2004, commodity prices for meat increased while dairy products decreased in comparison to 2003.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $9.4 million, or 25.9% to $45.8 million during the 53 weeks ended January 2, 2005 from $36.4 million during the 52 week period of 2003. This increase was substantially due to the opening of seven new restaurants in 2004. As a percentage of revenues, labor and benefit costs increased to 35.5% for the current 53 week period from 35.3% for the prior-year 52 week period. This slight increase is primarily due to inefficiencies related to new restaurants.

Occupancy & Operating Expenses. Occupancy and operating expenses increased by $4.2 million, or 20.1% to $25.2 million during the 53 weeks ended January 2, 2005 from $21.0 million during the 52 week period of 2003. The increase reflects the seven additional restaurants we opened during 2004, partially offset by the sale of our three Pietro’s restaurants on March 15, 2004. As a percentage of revenues, occupancy costs decreased to 19.6% in 2004 from 20.4% in 2003. This decrease is primarily due to the fact that five out of the 11 restaurants opened during 2003 and 2004 were ground leases with monthly lease payments below our historical rent levels, and our ability to leverage the fixed nature of many of these costs as a result of our 3.8% comparable sales increases.

General and Administrative Expenses. General and administrative expenses increased by $2.4 million, or 26.9% to $11.4 million during the 53 weeks ended January 2, 2005 from $9.0 million during the 52 week period of 2003. As a percentage of revenues, general and administrative expenses increased to 8.8% for the current 53 week period from 8.7% for the prior-year 52 week period. This increase is primarily the result of (1) increased compensation, (2) severance payments of $498,000 to three corporate employees and (3) $381,000 related to Sarbanes Oxley compliance costs.

Depreciation and Amortization. Depreciation and amortization increased by $1.3 million, or 33.6% to $5.2 million during the 53 weeks ended January 2, 2005 from $3.9 million during the 52 week period of 2003. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment totaling $20.7 million for the seven restaurants opened in 2004 and $11.7 million for the four restaurants opened in 2003, coupled with three restaurants opened over the last year that had ground leases resulting in higher leasehold improvement costs.

Restaurant Opening Expense. Restaurant opening expense increased by $1.5 million, or 98.9% to $2.9 million during the 53 weeks ended January 2, 2005 from $1.5 million during the 52 week period of 2003. This increase is primarily due to opening costs related to seven restaurant openings in 2004 when compared to four restaurant openings in 2003. In addition, we incurred restaurant opening expense in both years for restaurants which were in progress of opening. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened and the complexity of the staff hiring and training process. Furthermore, approximately $499,000 of the increase is related to the correction of our holiday rent accounting.

Gain on Sale of Pietro’s Restaurants. On March 15, 2004, we sold our three Pietro’s restaurants resulting in a $1.7 million pre-tax gain.

Interest Income, Net. Net interest income, increased by $45,000, or 12.0% to $421,000 during the 53 weeks ended January 2, 2005 from $376,000 during the 52 week period of 2003. This increase is primarily due to the repayment of our related party debt and other long term debt at the beginning of 2004.

Other Income, Net. Net other income increased to by $393,000, or 172.4% to $165,000 during the 53 weeks ended January 2, 2005 from a net expense of ($228,000) in the 52 week period of 2003. The increase was primarily due to (1) the $950,000 charge related to our meal & rest periods settlement in 2003 offset by the $250,000 received in connection with another settlement, (2) decreased license fee income from our interest in the BJ’s Lahaina, Maui, Hawaii restaurant and (3) the sale of our Pietro’s restaurants in 2004 which generated gaming income.

Income Tax Expense. Income tax expense increased to $2.3 million during the 53 weeks ended January 2, 2005 from $1.8 million during the comparable 52 week period of 2003, an increase of $442,000. The increase was primarily due to increased income before taxes of $3.1 million offset by the reduction of our tax reserve and valuation allowance of $503,000. Our effective income tax rate for the 53 weeks ended January 2, 2005 was 26.7% compared to 33.9% for the comparable 52 week period of 2003. Our effective rate decreased due to additional utilization of FICA tip credits, and the reduction of our tax reserve and valuation allowance.

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

Our cash flows from operating activities, as detailed in the consolidated statements of cash flows, provided $28.6 million of net cash during the 52 weeks ended January 3, 2006, a $12.2 million increase from the $16.4 million generated during the 53 week period of 2004. The increase in cash from operating activities for the 52 weeks ended January 3, 2006, in comparison to 53 weeks ended January 2, 2005, is primarily due to the timing of payments to vendors included in accrued expenses, increased prepaids and other assets due to the timing of rent payments, landlord tenant improvement contributions and increased net income, partially offset by the gain on sale of Pietro’s restaurants.

Total capital expenditures for the acquisition of our restaurant and brewery equipment and leasehold improvements to construct new restaurants were $33.0 million for the 52 weeks ended January 3, 2006. These expenditures were primarily related to the development of our new restaurants in Moreno Valley, Corona, Roseville, Rancho Cucamonga, San Bruno and San Mateo, California; Tucson and Mesa, Arizona, and Sugarland, Texas locations all of which opened prior to January 3, 2006 and construction of our Vacaville, California, Desert Ridge, Arizona and Westminster, Colorado locations which we anticipate to open in fiscal 2006. The Vacaville, California location opened subsequent to year end on February 15, 2006. In addition, for the 52 weeks ended January 3, 2006, total capital expenditures related to the maintenance of existing restaurants were $3.5 million.

On March 11, 2005, we completed sold 2.75 million shares of common stock at a purchase price of $15.50 per share for $40.3 million (net of approximately $2.2 million in related fees and expenses).

On December 15, 2005, we established a $10 million unsecured revolving line of credit (the “Line of Credit”) which expires on December 31, 2008. Availability under the line of credit is reduced by outstanding letters of credit primarily for our self insurance programs. As of January 3, 2006, there were no borrowings outstanding under the line of credit and $1.4 million in letters of credit. Borrowings under the line of credit will bear interest at 1% per annum in excess of the applicable LIBOR rate.

Prior to the March 2005 equity offering, we funded our capital requirements primarily through cash flows from operations and proceeds received from the exercise of redeemable warrants during 2002. As of February 17, 2006, we have entered into 18 signed leases, of which the restaurants have not yet began operations, and we expect to enter into additional leases for new restaurant locations. Our capital requirements related to opening additional restaurants will continue to be significant. We currently anticipate our capital expenditures for 2006 to be approximately $46 million related to the construction of our new restaurants and a 15,000 barrel brewery in Reno Nevada, two land purchases, the reinvestment in some of our older restaurants as well as normal maintenance capital expenditures and the investment in our restaurant toolsets. We expect to fund these expenditures with our current cash and investment balances and our cash flow from operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of January 3, 2006, we are not involved in any unconsolidated VIE transactions.

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

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of January 3, 2006, no impairment indicators have been identified.

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

Leases

We lease the majority of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. All of our restaurant leases are classified as operating leases pursuant to the requirements of SFAS 13. We disburse cash for leasehold improvements and furniture fixtures and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord construction contributions can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Statement 123(R). Under the new rule, we adopted Statement 123(R) on January 4, 2006.

As permitted by Statement 123, prior to January 4, 2006, we accounted for share-based payments to employees using APB No.25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The estimated impact of adopting Statement 123(R) for 2006, excluding any prospective equity award grants, is currently expected to be approximately $1.5 million, net of taxes. This estimate includes costs related to unvested stock options and our current stock compensation programs. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $853,000, $597,000 and $414,000 in fiscal 2005, 2004 and 2003, respectively.

On October 6, 2005, the FASB issued Staff Position No. 13-1 (FSP 13-1), Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted prior to the adoption of FSP 13-1, we capitalized rental costs during construction. We adopted FSP 13-1 on January 4, 2006. The financial statement impact of the adoption of the staff’s position is expected to range from approximately $50,000 to $60,000 in additional preopening rent expense (per restaurant) during 2006 which may vary based on lease terms, restaurant openings and length of construction period.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, as amendment of APB Opinion No. 29 Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring during our fiscal year beginning January 4, 2006. The adoption of this standard did not have a material impact on our results of operations or financial position.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. Statement No. 154 is effective for accounting changes made in our fiscal year beginning January 4, 2006. The adoption of this standard did not have a material impact on our results of operation or financial position.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future estimated cash payments under existing contractual obligations as of January 3, 2006, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Operating Leases (1)	$85,222	$8,167	$15,886	$14,670	$46,499
Purchase Obligations (2)	14,324	2,102	4,130	4,250	3,842

Total	$99,546	$10,269	$20,016	$18,920	$50,341

Other Commercial Commitments
Standby Letters of Credit	$1,400	$1,400	$—	$—	$—

	$1,400	$1,400	$—	$—	$—

(1)	For more detailed description of our operating leases, refer to note 5 in the accompanying Consolidated Financial Statements.
(2)	Amounts represent non-cancelable commitments for the purchase of goods and other services.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to January 3, 2006. Our aggregate future commitment relating to these leases is $4.9 million and is not included in operating leases above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the 52 weeks ended January 3, 2006, the average interest rate earned on cash and cash equivalents and investments was approximately 2.8%.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and other data attached hereto beginning on page F1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 3, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included as part of Item 9A of this annual report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BJ’s Restaurants, Inc. maintained effective internal control over financial reporting as of January 3, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BJ’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that BJ’s Restaurants, Inc. maintained effective internal control over financial reporting as of January 3, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, BJ’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BJ’s Restaurants, Inc. as of January 3, 2006 and January 2, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2006 of BJ’s Restaurants, Inc. and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Irvine, California
March 14, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Code of Business Ethics and a Code of Business Conduct to promote honest and ethical conduct of our business, professional and personal relationships. The Code of Business Ethics covers all executives, including our principal executive officer and principal financial and accounting officer. The Code of Business Conduct is applicable to all directors, executives and other employees. A copy of both the Code of Business Ethics and Code of Business Conduct is available on our website (www.bjsrestaurants.com). The Company intends to post amendments to or waivers from its Code of Business Ethics and Code of Business Conduct at this website location.

Information with respect to our executive officers is included in Part I, Item 1 of this report. Other information required by this item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 3, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 3, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 3, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 3, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 3, 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at January 3, 2006 and January 2, 2005.

Consolidated Statements of Income for each of the three fiscal years in the period ended January 3, 2006.

Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended January 3, 2006.

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 3, 2006.

Notes to the Consolidated Financial Statements.

(2)	FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Bylaws of the Company, incorporated by reference to Exhibits 3.2 of the Registration Statement.

3.3	Certificate of amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report.

3.4	Amendment to Bylaws of the Company, incorporated by reference to Exhibit 3.4 of the 2004 Annual Report.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	Summary of Compensation for Non-Employee Directors, incorporated by reference to the description of “Compensation of Directors” contained on page 12 of the Company’s Proxy Statement for the 2005 annual meeting of shareholders filed on May 20, 2005.

10.2	Loan Agreement, dated December 15, 2005, between the Company and Union Bank of California, N.A.

10.3	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.

10.4	BJ’s Restaurants, Inc. Amended and Restated 1996 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the 2004 Annual Report.

10.5	BJ’s Restaurants, Inc. 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 17, 2005.

10.6	Stock Option Agreement for Executive Officers and Employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Form 8-K filed July 1, 2005.

10.7	Executive Officers and Employee Grant Notice under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.

10.8	Stock Option Agreement for Non-Employee Directors under the 2005 Equity Incentive Plan.

10.9	Non-Employee Director Grant Notice under the 2005 Equity Incentive Plan.

10.10	Amended and Restated Employment Agreement dated June 27, 2005 between the Company and Paul A. Motenko, employed as Co-Chairman of the Board of Directors, Secretary & Vice President, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 1, 2005.

10.11	Amended and Restated Employment Agreement dated June 27, 2005 between the Company and Jeremiah J. Hennessy, employed as Co-Chairman of the Board of Directors, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 1, 2005

10.15	Option Agreement dated December 20, 2000 between the Company and Paul A. Motenko to purchase shares of the Company’s common stock, incorporated by reference to Exhibit 10.15 of the 2000 Annual Report.

10.16	Option Agreement dated December 20, 2000 between the Company and Jeremiah J. Hennessy to purchase shares of the Company’s common stock, incorporated by reference to Exhibit 10.16 of the 2000 Annual Report.

10.28	Employment Agreement dated January 12, 2005 between the Company and Gerald (Jerry) W. Deitchle, employed as Chief Executive Officer, incorporated by reference to Exhibit 10.28 of the 2004 Annual Report.

10.29	Employment Agreement dated August 10, 2005 between the Company and John D. Allegretto, employed as Chief Supply Chain Officer, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on November 3, 2005.

10.30	Employment Agreement dated September 6, 2005 between the Company and Gregory S. Levin, employed as Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 3, 2005.

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm.

31	Section 302 Certifications of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.

	By:	/s/ Paul A. Motenko
March 14, 2006		Paul A. Motenko, Co-Chairman of the Board, Vice President and Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Capacity	Date
By:	/s/ PAUL A. MOTENKO Paul A. Motenko	Co-Chairman of the Board of Directors, Vice President and Secretary	March 14, 2006

By:	/s/ JEREMIAH J. HENNESSY Jeremiah J. Hennessy	Co-Chairman of the Board of Directors	March 14, 2006

By:	/s/ GERALD W. DEITCHLE Gerald W. Deitchle	Chief Executive Officer, President and Director	March 14, 2006

By:	/s/ GREGORY S. LEVIN Gregory S. Levin	Chief Financial Officer	March 14, 2006

By:	/s/ PETER A. BASSI Peter A. Bassi	Director	March 14, 2006

By:	/s/ LARRY D. BOUTS Larry D. Bouts	Director	March 14, 2006

By:	/s/ SHANN M. BRASSFIELD Shann M. Brassfield	Director	March 14, 2006

By:	/s/ JAMES A. DAL POZZO James A. Dal Pozzo	Director	March 14, 2006

By:	/s/ JOHN F. GRUNDHOFER John F. Grundhofer	Director	March 14, 2006

By:	/s/ J. ROGER KING J. Roger King	Director	March 14, 2006

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. as of January 3, 2006 and January 2, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 3, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BJ’s Restaurants, Inc. at January 3, 2006 and January 2, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2006, in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BJ’s Restaurants, Inc. internal control over financial reporting as of January 3, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Irvine, California
March 14, 2006

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 3, 2006	January 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$8,144	$3,766
Investments	41,703	15,775
Accounts and other receivables	2,377	2,299
Inventories	1,723	1,294
Prepaids and other current assets	1,897	3,364
Deferred income taxes	2,387	1,822

Total current assets	58,231	28,320

Property and equipment, net	99,773	66,489
Goodwill	4,673	4,673
Notes receivable	853	925
Other assets, net	428	459

Total assets	$163,958	$100,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,930	$6,196
Accrued expenses	21,475	12,406

Total current liabilities	26,405	18,602

Deferred income taxes	1,961	1,742
Other liabilities	5,693	1,742

Total liabilities	34,059	22,086
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 22,742 and 19,813 shares issued and outstanding as of January 3, 2006 and January 2, 2005, respectively	105,295	63,380
Capital surplus	3,559	2,706
Retained earnings	21,045	12,694

Total shareholders’ equity	129,899	78,780

Total liabilities and shareholders’ equity	$163,958	$100,866

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2005	2004	2003
Revenues	$178,210	$129,049	$102,959
Costs and expenses:
Cost of sales (Note 12)	45,458	32,193	25,936
Labor and benefits	63,867	45,775	36,371
Occupancy & operating expenses	33,987	25,242	21,014
General and administrative	13,290	11,365	8,954
Depreciation and amortization	6,984	5,249	3,928
Restaurant opening expense	3,520	2,918	1,467
Gain from sale of Pietro’s restaurants	—	(1,658)	—

Total costs and expenses	167,106	121,084	97,670

Income from operations	11,104	7,965	5,289

Other income:
Interest income, net	1,119	421	376
Other income (expense), net	149	165	(228)

Total other income	1,268	586	148

Income before income taxes	12,372	8,551	5,437

Income tax expense	4,021	2,286	1,844

Net income	$8,351	$6,265	$3,593

Net income per share:
Basic	$0.38	$0.32	$0.18

Diluted	$0.36	$0.30	$0.18

Weighted average number of shares outstanding:
Basic	22,134	19,498	19,422

Diluted	23,381	20,570	20,482

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Capital Surplus	Retained Earnings	Total
Balance, December 29, 2002	19,305	$62,085	$1,695	$2,836	$66,616
Exercise of stock options and related warrants, net	344	428	—	—	428
Tax benefit from stock option exercises	—	—	414	—	414
Net income	—	—	—	3,593	3,593

Balance, December 28, 2003	19,649	62,513	2,109	6,429	71,051
Exercise of stock options, net	164	867	—	—	867
Tax benefit from stock option exercises	—	—	597	—	597
Net income	—	—	—	6,265	6,265

Balance, January 2, 2005	19,813	63,380	2,706	12,694	78,780
Exercise of stock options, net	179	1,621	—	—	1,621
Sale of common stock, net	2,750	40,294	—	—	40,294
Tax benefit from stock option exercises	—	—	853	—	853
Net income	—	—	—	8,351	8,351

Balance, January 3, 2006	22,742	$105,295	$3,559	$21,045	$129,899

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2005	2004	2003
Cash flows from operating activities:
Net income	$8,351	$6,265	$3,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,984	5,249	3,928
Deferred income taxes	(346)	952	(478)
Tax benefit from stock options exercised	853	597	414
Gain on sale of Pietro’s restaurants	—	(1,658)	—
Changes in assets and liabilities:
Accounts and other receivables	(75)	(436)	(573)
Inventories	(429)	(335)	(179)
Prepaids and other current assets	1,467	(2,200)	158
Other assets, net	24	18	20
Accounts payable	(1,266)	3,398	(2,072)
Accrued expenses	9,069	3,758	3,824
Other liabilities	(699)	(178)	7
Landlord contribution for tenant improvements	4,650	938	250

Net cash provided by operating activities	28,583	16,368	8,892

Cash flows from investing activities:
Purchases of property and equipment	(40,264)	(25,758)	(14,093)
Proceeds from investments sold	129,316	31,301	19,421
Purchases of investments	(155,244)	(25,035)	(37,781)
Collection of notes receivable	72	25	—
Proceeds from sale of Pietro’s restaurants	—	1,250	—

Net cash used in investing activities	(66,120)	(18,217)	(32,453)

Cash flows from financing activities:
Proceeds from sale of common stock	40,294	—	—
Proceeds from exercise of stock options	1,621	867	428
Payments on notes payable to related parties	—	(151)	(408)

Net cash provided by financing activities	41,915	716	20

Net increase (decrease) in cash and cash equivalents	4,378	(1,133)	(23,541)

Cash and cash equivalents, beginning of year	3,766	4,899	28,440

Cash and cash equivalents, end of year	$8,144	$3,766	$4,899

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (the “Company” or “BJ’s”) was incorporated in California on October 1, 1991. The Company owns and operates 44 restaurants, at the end of fiscal 2005, located in California, Oregon, Colorado, Arizona, Texas and Nevada and licenses one restaurant to another entity in Lahaina, Maui. Each of the restaurants is operated as a BJ’s Restaurant & Brewery, BJ’s Restaurant & Brewhouse, or BJ’s Pizza & Grill. During 2005, the Company opened nine restaurants: BJ’s Restaurant & Brewery in Roseville, California and BJ’s Restaurant & Brewhouses in Moreno Valley, Corona, Rancho Cucamonga, San Mateo and San Bruno, California, Tucson and Mesa, Arizona and Sugarland, Texas.

As further described elsewhere herein, effective March 15, 2004, the Company sold its remaining three Pietro’s Pizza restaurants and related trademarks to employees of those restaurants. Effective January 3, 2005, the Company closed its Seal Beach pizza & grill restaurant. The Seal Beach restaurant’s lease had expired in February 2004; thereafter, it was on a monthly lease.

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

To conform to casual dining practices, we have reclassified certain non food related items from cost of sales to operating and occupancy expenses and manager-in-training salaries from restaurant labor to general and administrative expenses for the current year. These reclassifications have been made to the prior years’ financial statements to conform to the current year.

Effective the fiscal third quarter of 2005, the Company changed its fiscal week-end from Sunday to Tuesday. This change was completed to facilitate operational efficiencies by transferring certain administrative tasks away from the weekends when its restaurants are busiest. Accordingly, fiscal 2005 contains two additional days, 366 days, and ended on Tuesday, January 3, 2006 as compared to fiscal 2004, which contained 53 weeks (371 days), and ended on Sunday, January 2, 2005.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments, money market funds and certificates of deposit with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair market value.

Investments

All investments are classified as held-to-maturity and are reported at amortized cost and realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	January 3, 2006	January 2, 2005
U.S. and government agency securities	$982	$204
International corporate bonds	—	1,007
U.S. corporate notes and bonds	40,721	14,564

Total Investments	$41,703	$15,775

Average maturity for the Company’s total investment portfolio as of the end of fiscal year 2005 and 2004 was three months. All short term investments are investment grade securities.

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

Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives:

Furniture and fixtures	10 years
Equipment	5-10 years
Brewery Equipment	20 years
Leasehold improvements	the shorter of the useful life or the lease term

Intangible Assets

Management performs impairment testing annually and more frequently if factors and circumstances indicate an impairment may have occurred. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Management has performed its impairment testing and believes that no impairments existed as of January 3, 2006.

Included in other assets are trademarks and covenants not to compete. Trademarks are amortized over 10 years and covenants not to compete are amortized over periods ranging from three to five years.

Long-Lived Assets

Management reviews the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that no impairment of the carrying value of the Company’s long-lived assets existed at January 3, 2006 or January 2, 2005.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point of sale. Revenues from the sale of gift cards are deferred and recognized upon redemption. Deferred gift card revenue included in accrued expenses on the accompanying balance sheets was $1.8 million and $1.2 million as of January 3, 2006 and January 2, 2005, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2005, 2004, and 2003 was approximately $1.1 million, $1.1 million and $701,000, respectively.

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

Restaurant Opening Expense

Restaurant payroll, supplies, other start-up costs and rental charges incurred prior to the opening of a new restaurant are expensed as incurred.

Operating Leases

The Company leases restaurants and corporate office space under operating leases. Most lease agreements contain rent holidays and rent escalation clauses and some lease agreements contain tenant improvement allowances. For purposes of recognizing incentives, and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company takes possession of the leased property in order to commence construction of its restaurant. It is the Company’s policy to capitalize rent expense from possession date through construction completion. Capitalized rent is amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Straight-line rent recorded during the preopening period (construction completion through restaurant open date) is recorded as preopening expense. Once a restaurant opens for business, the Company records the straight-line rent over the lease term plus contingent rent to the extent it exceeded minimum rent obligation per the lease agreement. In accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, as of January 4, 2006, the Company will expense rent from possession date through restaurant open date as preopening expense (see Recent Accounting Pronouncements).

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

	Fiscal Year
	2005	2004	2003
Numerator:
Net income for basic and diluted earnings per share	$8,351	$6,265	$3,593

Denominator:
Weighted-average shares outstanding - basic	22,134	19,498	19,422
Effect of dilutive common stock options	1,247	1,072	1,060
Effect of dilutive warrants	—	—	—

Weighted-average shares outstanding - diluted	23,381	20,570	20,482

At January 3, 2006, January 2, 2005 and December 28, 2003 there were approximately 203,000, 87,000, and 190,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

Had compensation cost for the Company’s options granted been determined based on the fair value of the option at the grant date for the 1996 Stock Option Plan awards in fiscal 2005, 2004, and 2003, consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have been decreased to the pro forma amounts indicated below for the last three fiscal years (in thousands):

	Fiscal Year
	2005	2004	2003
Net income, as reported	$8,351	$6,265	$3,593
Less: Stock-based employee compensation expense, net of related tax effects	(1,865)	(479)	(366)

Net income, pro forma	$6,486	$5,786	$3,227

Net income per share, as reported:
Basic	$0.38	$0.32	$0.18
Diluted	$0.36	$0.30	$0.18
Net income per share, pro forma:
Basic	$0.29	$0.30	$0.17
Diluted	$0.28	$0.28	$0.16

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Company’s stock, (b) expected volatility of the Company’s stock ranging from 35.6% to 53.0%, (c) a risk-free interest rate ranging from 3.63 % to 4.24% and (d) expected option life of five years. The weighted average fair value of options granted during 2005, 2004 and 2003 were $7.28, $5.48 and $4.68 respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and investments. The Company maintains its cash accounts at various banking institutions. At times, cash and cash equivalent balances may be in excess of the FDIC insurance limit.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Statement 123(R). Under the new rule, we adopted Statement 123(R) on January 4, 2006.

As permitted by Statement 123, prior to January 4, 2006, the Company accounted for share-based payments to employees using APB No.25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The estimated impact of adopting Statement 123(R) for 2006, excluding any prospective equity award grants, is currently expected to be approximately $1.5 million, net of taxes. This estimate includes costs related to unvested stock options and our current stock compensation programs. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $853,000, $597,000 and $414,000 in fiscal 2005, 2004 and 2003, respectively.

On October 6, 2005, the FASB issued Staff Position No. 13-1 (FSP 13-1), Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted prior to the adoption of FSP 13-1, the Company capitalized rental costs during construction. The Company adopted FSP 13-1 on January 4, 2006. The financial impact of the adoption of the staff’s position is expected to range from approximately $50,000 to $60,000 in additional preopening rent expense (per restaurant) during 2006 which may vary based on lease terms, restaurant openings and length of construction period.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, as amendment of APB Opinion No. 29 Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring during our fiscal year beginning January 4, 2006. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. Statement No. 154 is effective for accounting changes made in our fiscal year beginning January 4, 2006. The adoption of this standard did not have a material impact on the Company’s results of operation or financial position.

2. Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 3, 2006	January 2, 2005
Land	$3,502	$—
Furniture and fixtures	9,453	5,968
Equipment	28,081	20,343
Leasehold improvements	72,855	51,602

	113,891	77,913
Less accumulated depreciation and amortization	(25,106)	(18,126)

	88,785	59,787
Construction in progress	10,988	6,702

	$99,773	$66,489

3. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	January 3, 2006	January 2, 2005
Accrued rent	$3,221	$1,988
Payroll related	4,915	4,120
Litigation settlement	—	900
Workers compensation	1,907	1,339
Deferred revenue from gift cards	1,837	1,191
Sales taxes	1,545	1,083
Income tax payable	1,469	—
Construction accrual	3,647	89
Other	2,934	1,696

	$21,475	$12,406

4. Commitments and Contingencies

Leases

The Company leases its restaurant and office facilities under noncancelable operating leases with remaining terms ranging from approximately 1 to 20 years with renewal options ranging from 5 to 20 years. Rent expense for fiscal 2005, 2004, and 2003 was $8.7 million, $7.1 million, and $6.1 million, respectively.

The Company has certain operating leases, which contain fixed escalation clauses. Rent expense for these leases has been calculated on the straight-line basis over the term of the leases, resulting in deferred rent of approximately $2.5 million and $1.5 million at January 3, 2006 and January 2, 2005, respectively. The deferred rent is included in accrued expenses on the accompanying balance sheet and will be amortized to rent expense over the life of the leases.

A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, above the minimum, for fiscal 2005, 2004, and 2003 were approximately $2.0 million, $1.7 million, and $1.4 million, respectively.

Future minimum annual rental payments under noncancelable operating leases are as follows (in thousands):

2006	$8,167
2007	8,044
2008	7,842
2009	7,625
2010	7,045
Thereafter	46,499

$85,222

Additionally, the Company has entered into lease agreements related to the construction of future restaurants with commencement dates subsequent to January 3, 2006. Our aggregate future commitment relating to these leases is $4.9 million.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of the Company, on behalf of herself, and all others similarly situated, filed a class action complaint in Los Angeles County Superior Court, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the Plaintiff stipulated to dismiss her second, third, fourth, and fifth causes of action. During September 2004, the Plaintiff stipulated to arbitration of the action. No further court action has been taken since that date. The outcome of this matter cannot be ascertained at this time.

On June 10, 2005, a former employee filed a complaint against the Company in Los Angeles County Superior Court. In the complaint, the plaintiff alleges various wage claims, including failure to pay overtime wages and failure to provide meal and rest breaks. The plaintiff also alleges inter alia causes of action for contract rescission and negligence based upon our alleged failure to properly classify certain employees as “non-exempt” under California’s overtime laws. Finally, the plaintiff alleges a cause of action for unfair business practices under California Business & Professions Code Section 17200 et seq. The plaintiff purported to bring the causes of action in the complaint on behalf of a class of current and former employees comprised of all individuals who worked as salaried kitchen managers in our California restaurants at any time from June 2001 to the present. The same plaintiff filed a separate individual complaint on July 11, 2005, in another Los Angeles County Superior Court alleging that he was wrongfully terminated in violation of public policy and was discriminated against because of his alleged disability. Answers have been filed denying the allegations and raising various affirmative defenses to both actions. The parities are engaged in mediation settlement discussion on a non-admissive liability basis. The outcome of these matters cannot be ascertained at this time.

On February 16, 2006, a lawsuit was filed by a former employee of the Company, purportedly on behalf of herself and other employees of the Company, for alleged failure to provide rest periods and meal periods and purported violations of California Business & Professions Code Section 17200 et seq. Unspecified damages, costs and attorney fees are being sought. The outcome of these matters cannot be ascertained at this time.

Letters of Credit

The Company has irrevocable standby letters of credit outstanding as required under the Company’s workers’ compensation policy that total $1.4 million as of January 3, 2006. All three of the letters of credit expire on October 31, 2006 and were not issued under the Company’s $10 million line of credit. At January 3, 2006, there were no drawdowns of funds under these letters of credit.

5. Long Term Debt

Line of Credit

On December 15, 2005, we established a $10 million unsecured revolving line of credit (the “Line of Credit”) which expires on December 31, 2008. Availability under the line of credit is reduced by outstanding letters of credit. As of January 3, 2006, there were no borrowings outstanding under the line of credit, thus $10 million was available for borrowing. Borrowings under the line of credit will bear interest at 1% per annum in excess of the applicable LIBOR rate.

6. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue five million shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at January 3, 2006 or January 2, 2005. The Company currently has no plans to issue shares of preferred stock.

Common Stock

Shareholders of the Company’s outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors. Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to accumulate votes in connection with the election of directors.

7. Income Taxes

The income tax expense consists of the following for the last three fiscal years (in thousands):

	Fiscal Year
	2005	2004	2003
Current:
Federal	$3,293	$747	$1,867
State	1,074	587	455

	4,367	1,334	2,322

Deferred:
Federal	(204)	900	(478)
State	(142)	52	—

	(346)	952	(478)

Provision for income taxes	$4,021	$2,286	$1,844

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the last three fiscal years:

	Fiscal Year
	2005	2004	2003
Income tax at statutory rates	34.0%	34.0%	34.0%
Non-deductible expenses	0.3	0.2	0.2
State income taxes, net of federal benefit	5.0	4.9	5.5
Change in valuation allowance	—	(3.5)	—
Income tax credits	(6.0)	(5.5)	(7.1)
Reduction of estimated tax liabilities	(0.4)	(2.4)	—
Other, net	(0.4)	(1.0)	1.3

	32.5%	26.7%	33.9%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	January 3, 2006	January 2, 2005
Property and equipment	$(921)	$(1,959)
Goodwill	(1,196)	(1,036)
Accrued expense and other liabilities	2,382	1,919
Income tax credits	1,018	1,817
Other	(857)	(661)

Net deferred income taxes	$426	$80

During fiscal 2004, the Company determined that the federal income tax credit carryforward will be utilized based on increased earnings, future projections and the fiscal 2003 tax returns filed. As such, the Company eliminated the valuation allowance in the fourth quarter of fiscal 2004 by reducing the tax provision.

At January 3, 2006, the Company has federal income tax credit carryforwards of approximately $1.0 million, consisting primarily of the credit for FICA taxes paid on reported employee tip income. The FICA tax credits will begin to expire in 2023.

The Company has deferred tax assets that are subject to periodic recoverability assessments. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Accordingly, no valuation allowance was recorded at January 3, 2006.

8. Supplemental Cash Flow Information

Supplemental cash flow items consisted of the following for the last three fiscal years (in thousands):

	Fiscal Year
	2005	2004	2003
Cash paid for:
Interest	$—	$2	$21
Income taxes	$1,144	$2,876	$1,220

9. Stock Option Plans

The Company adopted the 1996 Stock Option Plan as of August 7, 1996 which provided for the granting of options to purchase up to 600,000 shares of common stock. The Plan was amended on September 28, 1999 and June 19, 2004, increasing the total number of shares under the plan to 2.2 million. The 1996 Stock Option Plan provided for options to be issued as either incentive stock options or non-statutory stock options as defined under Section 422A of the Internal Revenue Code. The 1996 Stock Option Plan would expire on June 19, 2013 unless terminated earlier.

On June 14, 2005, the Company’s shareholder’s approved the 2005 Equity Incentive Plan (the “Plan”). The aggregate number of shares of Common Stock that may be issued as awards under the Plan is 3,500,000 shares of Common Stock plus any shares that were subject to options outstanding on June 14, 2005 that were granted under the Company’s 1996 Stock Option Plan that are forfeited or expire without exercise. The number of shares available for grant as of January 3, 2006 was 3.2 million.

The exercise price of the shares under the Plan shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The options generally vest over a three to five-year period. In addition to shares authorized under the Plan, options granted pursuant to employment agreements with two of the Company’s officers provided for the grant of options to purchase up to 661,000 shares of common stock.

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at December 29, 2002	1,812	$3.96	1,209	$2.90
Granted	258	10.39
Exercised	(334)	3.73
Forfeited	(10)	8.35

Outstanding options at December 28, 2003	1,726	4.95	1,078	3.09
Granted	302	13.59
Exercised	(164)	5.28
Forfeited	(64)	7.64

Outstanding options at January 2, 2005	1,800	6.25	1,109	3.55
Granted	872	17.52
Exercised	(179)	9.06
Forfeited	(90)	7.67

Outstanding options at January 3, 2006	2,403	$10.09	1,301	$5.50

Information relating to significant option groups outstanding at January 3, 2006 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding as of January 3, 2006	Weighted Average Remaining Life (Yr.)	Weighted Average Exercise Price	Amount Exercisable as of January 3, 2006	Weighted Average Exercise Price
$23.01 – $23.47	103	9.59	$23.46	—	$—
19.38 – 20.74	315	9.54	19.81	68	19.38
15.09 – 15.53	128	9.11	15.50	—	—
13.05 – 14.94	496	8.84	14.18	140	14.17
11.26 – 12.75	177	7.79	11.70	18	12.10
9.20 – 10.00	76	6.93	9.58	36	9.47
7.20 – 8.35	131	6.54	7.75	81	7.64
3.00 – 5.76	153	4.93	3.91	134	3.80
1.55 – 2.88	824	4.67	2.63	824	2.63

$1.55 – $23.47	2,403	7.04	$10.09	1,301	$5.50

10. Employee Benefit Plan

The Company maintains a voluntary, contributory 401(k) plan for all eligible employees. Employees may elect to contribute up to 15% of their earnings, up to a maximum of $14,000, to the plan each year. Employee contributions are matched by the Company at a rate of 33% for the first $6,000 of deferred income. Contributions by the Company were approximately $110,000, $76,000 and $61,000 in fiscal 2005, 2004 and 2003, respectively.

11. Related Party Transactions

As of January 3, 2006, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 20.4% of the Company’s outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is the Company’s largest supplier of food, beverage and paper products. Jacmar sells products to the Company at prices comparable to those offered by unrelated third parties. Jacmar supplied the Company with approximately $24.8 million, $19.3 million and $14.6 million of food, beverage and paper products for the 2005, 2004 and 2003 fiscal years, respectively, respectively 54.6%, 57.1% and 53.5% of our total costs for these products. The Company had trade payables related to these products of approximately $2.3 million and $2.2 million at fiscal year 2005 and 2004, respectively.

12. Selected Consolidated Quarterly Financial Data (Unaudited)

Summarized unaudited consolidated quarterly financial data for the Company is as follows (in thousands, except per share data):

	April 3, 2005	July 3, 2005	October 4, 2005	January 3, 2006
Total revenues	$37,393	$43,985	$47,578	$49,254
Income from operations	$2,299	$2,683	$3,053	$3,069
Net income	$1,666	$2,061	$2,309	$2,315
Diluted net income per share	$0.08	$0.09	$0.10	$0.10

	March 28, 2004	June 27, 2004	September 26, 2004	January 2, 2005
Total revenues	$28,977	$29,315	$32,867	$37,890
Income from operations	$3,410	$1,935	$1,600	$1,020
Net income	$2,376	$1,403	$1,203	$1,283
Diluted net income per share	$0.12	$0.07	$0.06	$0.06

Diluted net income pre share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.