Form 10-K/A
period 2006-01-03
BJs RESTAURANTS INC
filed 2006-05-03
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒ NO  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO☒

As of April 21, 2006, 22,907,694 shares of the common stock of the Registrant were outstanding. The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, July 3, 2005, was $357,019,771, calculated based on the closing price of our common stock as reported by the NASDAQ Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant’s Proxy Statement for the Annual Meeting of Shareholders.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended January 3, 2006 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Such information was to be incorporated by reference from the Registrant’s definitive proxy statement in connection with the Registrants 2006 Annual Meeting of Shareholders. However, since the date of the original filing of the Form 10-K, the Company has determined that it will not file its definitive proxy statement within 120 days following the end of its fiscal year and, in accordance with SEC rules, must file an amendment to its Form 10-K to include the disclosures required by Part III of Form 10-K. In addition, pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Form 10-K/A includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.01, 31.02, 32.01 and 32.02. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the original filing of the Form 10-K, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth certain information concerning the Company’s directors:

Nominee	Principal Occupation	Age
Paul A. Motenko	Co-Chairman of the Board of Directors, Vice President and Secretary of the Company	51
Jeremiah J. Hennessy	Co-Chairman of the Board of Directors	47
Gerald W. Deitchle	President, Chief Executive Officer of the Company	54
Peter A. Bassi	Retired; Former Chairman of Yum! Restaurants International	56
Larry D. Bouts	Investor/Business Advisor; Former Chairman and Chief Executive Officer of Six Flags Theme Parks	57
Shann M. Brassfield	President of Golden Resorts, Inc.	37
James A. Dal Pozzo	President of The Jacmar Companies	47
John F. Grundhofer	Chairman Emeritus, U.S. Bancorp	67
J. Roger King	Retired; Former Senior Vice President Human Resources at PepsiCo, Inc.	64

PAUL A. MOTENKO has been Co-Chairman of the Board since February 2005 and previously Chairman, Co-Chief Executive Officer, Vice President and Secretary of the Company since January 2001. Since its inception in 1991, he was the Chief Executive Officer, Co-Chairman of the Board, Vice President and Secretary of the Company. He is also Chairman of the Board and Secretary of Chicago Pizza Northwest, Inc., a Washington corporation and wholly owned subsidiary of the Company (“CPNI”). He is a certified public accountant and was a founding partner in the firm Motenko, Bachtelle & Hennessy from 1980 to 1991. In this capacity, Mr. Motenko provided accounting and consulting services to several restaurant companies, including BJ’s Chicago Pizzeria, a predecessor to the Company. From 1976 to 1980, Mr. Motenko was employed as an accountant and consultant for several accounting firms, including Kenneth Leventhal and Company and Peat, Marwick, Main. Mr. Motenko graduated with high honors from the University of Illinois in 1976 with a Bachelor of Science in accounting.

JEREMIAH J. HENNESSY has been Co-Chairman of the Board since February 2005 and previously Co-Chief Executive Officer, President, and a Director of the Company since January 2001. Since its inception in 1991, he was the President, Chief Operating Officer and a Director of the Company. He is also Chief Executive Officer and a Director of CPNI. Mr. Hennessy is a certified public accountant and was a partner in the firm Motenko, Bachtelle & Hennessy from 1988 to 1991. His public accounting practice involved extensive work for food service and restaurant clientele. Prior to his work for Motenko, Bachtelle & Hennessy, he served as a controller for a large Southern California construction company and also worked for various restaurant concepts, including Marie Callendar’s and Knott’s Berry Farm. Mr. Hennessy graduated Magna Cum Laude from National University in 1983 with a Bachelor of Science in accounting.

GERALD (“JERRY”) W. DEITCHLE has been President and Chief Executive Officer of the Company since February 1, 2005 and a member of the Company’s Board of Directors since November 2004. Mr. Deitchle has over 28 years of executive and financial management experience with national restaurant and retail chain operations. From April 2004 to January 2005, Mr. Deitchle served as President, Chief Operating Officer and a director of Fired Up, Inc., a privately held company that owns, operates and franchises the Johnny Carino’s Italian restaurant concept. Mr. Deitchle remains a director of Fired Up, Inc. From 1995 to 2004, he was a member of the executive management team at The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants. At The Cheesecake Factory, Mr. Deitchle served as Chief Financial Officer and was also named corporate President in 2002. From 1984 to 1995, he was employed by the parent company of Long John Silver’s restaurants, with his last position as Executive Vice President responsible for finance, purchasing, franchising, strategic planning, legal affairs and information technology. Mr. Deitchle earned a BBA from Texas A&M University and an MBA from The University of Texas at San Antonio. He holds the CPA, CMA, CFM and CCP designations.

PETER (“PETE”) A. BASSI has been a Director of the Company since September 2004. Mr. Bassi recently retired as Chairman of Yum! Restaurants International (also known as YRI). YRI is the International Division of Yum! Brands Restaurants, Inc, which is the exclusive franchiser of Taco Bell, Pizza Hut, KFC, Long John Silvers and A&W. Mr. Bassi led YRI since June 1997. Prior to this assignment, he was in charge of YRI’s Asian business, and was based in Hong Kong. Yum! (Tricon) was created in 1997 in a spin-off from PepsiCo, Inc. Mr. Bassi joined PepsiCo in 1972 in the Pepsi-Cola Company. During his over 30 year career, he has worked in Pepsi-Cola International, Pizza Hut (U.S. and International), Frito-Lay, and Taco Bell. His assignments have included largely a career track in Finance, in addition to assignments in Real Estate Development and General Management. Mr. Bassi received a B.S. in Mathematics and an M.B.A. from the University of Rhode Island.

LARRY D. BOUTS has been a Director of the Company since April 2004. Mr. Bouts currently serves as an investor and advisor to several early stage companies in various industry segments, including technology, energy, human resources, and consumer oriented businesses. Previously, Mr. Bouts acted as Chairman and CEO of Six Flags Theme Parks while a private company. Prior to that he led the launch of the Toys “R” Us international expansion throughout Canada, Australia, Europe, and Asia as President of the International Division, successfully developing a profitable multi-billion dollar offshore retail brand in over 25 countries. Mr. Bouts spent 13 years at PepsiCo, Inc. in finance where he held various planning and finance positions, including CFO of two of the operating divisions. Mr. Bouts holds a Bachelor of Arts degree in Mathematics from Hiram College and an MBA degree in finance from The Wharton School at the University of Pennsylvania. He also served for 6 years as a junior officer in the US Navy on both active and reserve officer duty.

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

JOHN (“JACK”) F. GRUNDHOFER has been a Director of the Company since April 11, 2002. Mr. Grundhofer is Chairman Emeritus of U. S. Bancorp, the 6th largest financial services holding company in the United States with assets in excess of $207 billion. Having served that company since 1990, Grundhofer retired at the end of 2002. Prior to his retirement, he was chairman of the new U. S. Bancorp, formed by the 2001 merger of Firstar Corporation and U.S. Bancorp. Mr. Grundhofer joined First Bank System, Inc., as chairman, president and CEO in 1990 and, subsequent to First Bank System’s acquisition of U.S. Bancorp., served as chairman, president and CEO of the combined company. Mr. Grundhofer is also a director of The Donaldson Company, Inc., Securian Financial Group (formerly known as Minnesota Life Insurance Company), and Capmark Financial Group, Inc. He also sits on the Advisory Council of Churchill Capital. He serves on the boards of the Danny Thompson Memorial Foundation, the Horatio Alger Association and Eisenhower Medical Center in Rancho Mirage, California. He is also a trustee of Loyola Marymount University in California and is on the Executive Board for the University of South Dakota Vermillion. Mr. Grundhofer also serves on the Palm Springs International Film Festival as a director. His most recent professional associations have included Financial Services Roundtable, International Monetary Conference, Federal Advisory Board and Federal Reserve Board. In 1997, he received the Horatio Alger Award. Mr. Grundhofer earned a bachelor’s degree in economics from Loyola Marymount University and his MBA degree in finance from the University of Southern California.

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

The terms of all directors will expire at the next annual meeting of shareholders or when their successors are elected and qualified. The employment agreements of each of Messrs. Deitchle, Motenko and Hennessy require that the Company take all reasonable action within its control to cause each of them to continue to be appointed or elected to the Board of Directors during the term of their respective employment agreements.

Executive Officers

See Part I, Item 1 of this Form 10-K for certain information regarding the Company’s executive officers and other key employees.

Audit Committee and Audit Committee Financial Expert

The Company maintains an Audit Committee. Throughout fiscal 2005 and currently, the Audit Committee consisted of Mr. Grundhofer (Chairman), Mr. Bouts and Mr. Bassi, all of whom are independent under both Section 10A of the Securities Act of 1934 and under the Nasdaq marketplace rules. The Company’s Board of Directors has determined that all members of the Audit Committee are financial experts (as such term is defined in Item 401(h) of SEC Regulation S-K). The relevant experience of each of the Audit Committee members is contained in their respective biographies above.

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

To the Company’s knowledge, based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers and directors, the Company believes all other filings required to be made by executive officers, directors and greater than 10% beneficial owners of the Company under Section 16 of the Securities Exchange Act of 1934 were made on a timely basis except for a failure by Mr. Ledwith to file a Form 3 upon appointment as an executive officer and a subsequent failure to file a Form 4 with respect to a prior option grant to Mr. Ledwith in February 2005, and a late Form 4 filing by Alexander Puchner, the Company’s Senior Vice President of Brewing Operations with respect to an option grant in February 2005.

Code of Ethics

The Company has a Code of Business Conduct to promote honest and ethical conduct of the Company’s business, professional and personal relationships. The Code of Business Conduct covers all officers, directors, and employees. The Company also has a Code of Business Ethics that applies to principal executive officers and senior financial officers. Both of the Code of Business Conduct and the Code of Business Ethics are available on the Company’s website (www.bjsrestaurants.com). The Company intends to post amendments to or waivers from its Code of Business Conduct and its Code of Business Ethics at this website location.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for the three fiscal years ended January 3, 2006, January 2, 2005, and December 28, 2003 of the current Chief Executive Officer, the former Co-Chief Executive Officers and the other four top compensated executives of the Company whose salary and bonus compensation was at least $100,000 in such fiscal years.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary		Bonus (1)		Other Annual Compensation			Stock option Grants (shares)
Paul A. Motenko* Co-Chairman of the Board, Vice President and Secretary, Co-Chief Executive Officer (former)	2005 2004 2003	$ $ $	300,000 229,050 229,050	$ $ $	0 175,000 80,000	$ $ $	25,085 17,845 15,175	(2) (3) (4)	85,000 -0- -0-

Jeremiah J. Hennessy* Co-Chairman of the Board, Co-Chief Executive Officer (former) and President (former)	2005 2004 2003	$ $ $	300,000 229,050 229,050	$ $ $	0 175,000 80,000	$ $ $	23,911 14,471 13,625	(5) (6) (7)	85,000 -0- -0-

Gerald W. Deitchle* Director, Chief Executive Officer and President	2005		$273,000		$150,000		$49,675	(8)	275,000

Gregory S. Lynds Chief Development Officer	2005 2004 2003	$ $ $	200,000 175,000 70,000	$ $ $	65,920 53,156 80,000	$ $ $	22,855 22,676 6,035	(9) (10) (11)	8,890 2,500 150,000

Lon F. Ledwith Vice President of Operations	2005 2004	$ $	175,000 150,000	$ $	64,313 53,156	$ $	20,455 20,398	(12) (13)	7,620 50,000

R. Dean Gerrie Chief Design Officer	2005 2004 2003	$ $ $	179,375 175,000 175,000	$ $ $	55,158 35,438 13,125	$ $ $	21,655 21,476 19,444	(14) (15) (16)	5,930 3,250 -0-

J. William Streitberger Chief Human Resource Officer	2005 2004 2003	$ $ $	150,000 150,000 138,750	$ $ $	62,871 53,156 18,710	$ $ $	40,915 17,960 23,858	(17) (18) (19)	7,620 2,780 -0-

*	Messrs. Motenko and Hennessey served as Co-Chief Executive Officers of the Company until February 1, 2005. Effective February 1, 2005, Gerald W. Deitchle was appointed to serve as President and Chief Executive Officer of the Company.

(1)	Bonus amounts may include amounts earned in a given fiscal year but not paid until the subsequent fiscal year.

(2)	The amount shown is the estimated value of perquisites and other personal benefits, including health insurance ($13,010), life insurance/disability insurance (approximately $4,323), and auto reimbursement/allowance ($7,752).

(3)	The amount shown is the estimated value of perquisites and other personal benefits, including health insurance ($13,486) and life insurance/disability insurance (approximately $4,359).

(4)	The amount shown is the estimated value of perquisites and other personal benefits, including health insurance (approximately $10,816) and life insurance/disability insurance (approximately $4,359).

(5)	The amount shown is the estimated value of perquisites and other personal benefits, including health insurance ($11,706), life insurance/disability insurance (approximately $2,773), and auto reimbursement/allowance ($9,432).

(6)	The amount shown above is the estimated value of perquisites and other personal benefits, including health insurance ($11,662) and life/disability insurance (approximately $2,809).

(7)	The amount shown is the estimated value of perquisites and other personal benefits, including health insurance (approximately $10,816) and life insurance/disability insurance (approximately $2,809).

(8)	The amount shown is the estimated value of perquisites and other personal benefits, including health insurance (approximately $9,106), life insurance/disability insurance ($374), auto reimbursement/allowance ($9,500), non-accountable relocation reimbursement allowance ($22,447), reimbursement of legal costs incurred in connection with the negotiation of Mr. Deitchle’s employment agreement ($6,653) and annual physical examination costs ($1,595).

(9)	The amount shown is the estimated value of perquisites and other personal benefits, including health and life insurance (approximately $14,455), and auto reimbursement/allowance ($8,400).

(10)	The amount shown is the estimated value of perquisites and other personal benefits, including health and life insurance (approximately $14,276) and auto allowance (approximately $8,400).

(11)	The amount shown is the estimated value of perquisites and other personal benefits including health and life insurance (approximately $2,406) and auto allowance (approximately $3,629).

(12)	The amount shown is the estimated value of perquisites and other personal benefits including health and life insurance (approximately $14,455) and auto allowance (approximately $6,000).

(13)	The amount shown is the estimated value of perquisites and other personal benefits including health and life insurance (approximately $14,398) and auto allowance (approximately $6,000).

(14)	The amount shown is the estimated value of perquisites and other personal benefits including health and life insurance (approximately $14,455) and auto allowance (approximately $7,200).

(15)	The amount shown is the estimated value of perquisites and other personal benefits, including health and life insurance (approximately $14,276) and auto allowance (approximately $7,200).

(16)	The amount shown is the estimated value of perquisites and other personal benefits, including health and life insurance (approximately $12,244) and auto allowance (approximately $7,200).

(17)	The amount shown is the estimated value of perquisites and other personal benefits including health and life insurance (approximately $14,455), auto allowance (approximately $6,000) and a non-accountable moving allowance ($20,460).

(18)	The amount shown is the estimated value of perquisites and other personal benefits, including health and life insurance (approximately $11,960) and auto allowance (approximately $6,000).

(19)	The amount shown is the estimated value of perquisites and other personal benefits, including health and life insurance (approximately $17,858) and auto allowance (approximately $6,000).

Option Grants during Fiscal 2005

Stock options granted during fiscal 2005 to the officers named in the Summary Compensation Table are set forth in the following table:

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal 2005	Exercise Price ($/Share)(1)	Expiration Date(2)	5%($)	10%($)
Paul A. Motenko	85,000	10.35%	$19.38	6/27/2015	$1,035,978	$2,625,372
Jeremiah J. Hennessy	85,000	10.35%	$19.38	6/27/2015	$1,035,978	$2,625,372
Gerald W. Deitchle	275,000	33.47%	$14.04	1/12/2015	$2,428,162	$6,153,439
Gregory S. Lynds	8,890	1.08%	$15.50	2/22/2015	$86,659	$219,609
Lon F. Ledwith	7,620	0.93%	$15.50	2/22/2015	$74,279	$188,237
R. Dean Gerrie	5,930	0.72%	$15.50	2/22/2015	$57,805	$146,471
J. William Streitberger	7,620	0.93%	$15.50	2/22/2015	$74,279	$188,237

(1)	The fair market value of the Company’s Common Stock on the date of grant.

(2)	Options for Mr. Motenko and Mr. Hennessy vest 40% on the grant date and 20% on the first through third anniversary of the grant date. Options for Mr. Deitchle vested with respect to 100,000 shares on the grant date and 87,500 shares on each of the second and third anniversary of the grant date. All other options vest at 33 1/3 % on the third through the fifth anniversary of the date of grant.

(3)	Calculated over a ten-year period, representing the terms of the options. These are assumed rates of appreciation and are not intended to forecast future appreciation of the Company’s Common Stock.

Option Exercises in Fiscal 2005 and Year-End Option Values

The following table sets forth information concerning stock options which were exercised during, or held at the end of fiscal 2005 by the officers named in the Summary Compensation Table:

Name	Shares Acquired On Exercise	Value Realized	Number of Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul A. Motenko	-0-	-0-	364,679	51,000	$6,844,857	$188,190
Jeremiah J. Hennessy	-0-	-0-	364,679	51,000	$6,844,857	$188,190
Gerald W. Deitchle	-0-	-0-	112,500	187,500	$1,006,750	$1,684,000
Gregory S. Lynds	42,240	$760,199	-0-	101,390	$0	$1,153,947
Lon F. Ledwith	-0-	-0-	10,000	47,620	$110,800	$500,883
R. Dean Gerrie	4,000	$78,512	88,000	17,180	$1,777,835	$196,025
J. William Streitberger	-0-	-0-	30,000	30,400	$467,100	$395,993

(1)	Common Stock valued at $23.07 per share, the last reported sales price of the Company’s Common Stock on January 3, 2006.

Gerald W. Deitchle Employment Agreement

On January 19, 2005, the Company announced that Gerald W. (Jerry) Deitchle had been named President and CEO of the Company and his employment commenced February 1, 2005. Under the terms of Mr. Deitchle’s employment contract, he is entitled to receive annual cash compensation of $300,000, subject to escalation annually in accordance with the Consumer Price Index (“CPI”). In addition, Mr. Deitchle was entitled to receive a cash bonus of $125,000 if fiscal 2005 earnings before interest, amortization, depreciation and income taxes (“EBITDA”) equaled or exceeded $16,000,000 and an additional $25,000 if fiscal 2005 EBITDA equaled or exceeded $18,000,000. Mr. Deitchle received a cash bonus of $150,000 as a result of this incentive plan. Additional bonuses for fiscal 2005 and all bonuses thereafter, as well as increases in compensation above the minimum CPI escalation rate stated above, shall be determined by the Board in its sole discretion. Mr. Deitchle’s employment agreement with the Company expires on December 1, 2009.

Mr. Deitchle is entitled to certain other fringe benefits including up to $3,000 per year for unreimbursed out-of-pocket costs associated with an annual physical examination, use of a Company automobile or automobile allowance, family health insurance and the right to participate in the Company’s customary executive benefit plans.

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

Pursuant to the terms of his employment agreement, the Company has agreed to take all reasonable action within its control to cause Mr. Deitchle to continue to be appointed or elected to the Board of Directors during the term of his agreement. The Company may terminate Mr. Deitchle’s employment at any time. If the termination is by the Company for “Cause” (as defined below), as a result of the death or “Disability” (as defined below) of Mr. Deitchle, or by Mr. Deitchle for other than “Good Reason” (as defined below), Mr. Deitchle will be entitled to receive all amounts payable by the Company under his employment agreement to the date of termination (including a prorated portion of any accrued bonuses). In addition, if the termination is by the Company or Mr. Deitchle as a result of “Disability,” to the extent that Mr. Deitchle is not covered by any other comprehensive insurance that provides a comparable level of benefits, the Company will pay Mr. Deitchle an amount equivalent to his COBRA payments for up to 18 months following the termination or the maximum term allowable by then applicable law for coverage of Mr. Deitchle and his eligible dependents. For purposes hereof, “Disability” shall mean incapacity due to physical or mental illness which results in Mr. Deitchle being absent from the full-time performance of substantially all of his material duties with the Company for 90 consecutive days or 180 days in any 12 month period.

In the event of termination of employment by the Company without “Cause” or by Mr. Deitchle for “Good Reason,” Mr. Deitchle shall be entitled to receive the following: (i) such Base Salary, vacation, prorated bonus and other benefits as have been earned through the date of termination and, to the extent that Mr. Deitchle is not covered by any other comprehensive insurance that provides a comparable level of benefits, the Company will pay Mr. Deitchle an amount equivalent to his COBRA payments for up to 18 months following the termination or the maximum term allowable by then applicable law for coverage of Mr. Deitchle and his eligible dependents, (ii) a lump sum severance equal to the greater of (a) one year’s then current base salary, or (b) fifty percent (50%) of the base salary that would be due to him (including annual increases) between the date of termination and the end of the remaining term of his employment.

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

Paul Motenko and Jeremiah Hennessy Employment Agreements

On June 27, 2005, the Company entered into Amended and Restated Employment Agreements with each of Paul Motenko and Jeremiah Hennessy. The forms of employment agreements were substantially identical except that the agreement provides that Mr. Motenko will serve as the Co-Chairman, Secretary and as a Vice President of the Company whereas Mr. Hennessy’s employment agreement provides that he will serve only as the Co-Chairman.

Unless earlier terminated, the term of Mr. Motenko and Mr. Hennessy’s employment shall end on December 31, 2009; provided, however, that his employment term shall be extended for additional one year periods unless and until the Company or Mr. Motenko or Mr. Hennessy, as the case may be, gives notice of its or his intention not to renew.

Pursuant to the terms of their employment agreements, Mr. Motenko serves as the Co-Chairman of the Company as well as a Vice President and Secretary. Mr. Hennessy serves as Co-Chairman of the Company. The employment agreements provide that the position of Co-Chairman shall be an executive office of the Company. During the term of the Agreement, the Company (and its Board of Directors) are obligated to take such reasonable actions within their control to cause Mr. Motenko and Mr. Hennessy to continue to be appointed or elected to the Board of Directors. In addition, should Gerald Deitchle, the Company’s President and Chief Executive Officer, resign or be terminated, the Company has agreed to use its best efforts to cause Mr. Motenko and Mr. Hennessy to each be reinstated as Co-Chief Executive Officers of the Company.

Each of Mr. Motenko and Mr. Hennessy is entitled to receive annual cash compensation of $300,000, subject to escalation annually in accordance with the consumer price index. In addition, each of Mr. Motenko and Mr. Hennessy received a lump sum payment equal to the amount by which the base salary paid to them from January 1, 2005 through the effective date of their employment agreements was less than the base salary that would have been paid to them under the employment agreements had they been in effect on January 1, 2005. Bonuses shall be determined by the Board in its sole discretion.

Each of Mr. Motenko and Mr. Hennessy is entitled to certain fringe benefits including use of a Company automobile or automobile allowance of $1,000 per month, a $1,000,000 life insurance policy (premiums for which shall not exceed $7,500 per year) on the life of Mr. Motenko and Mr. Hennessy, as the case may be, with the beneficiaries designated by Mr. Motenko or Mr. Hennessy. In addition, they are entitled to receive customary vacation benefits, family health insurance and the right to participate in the Company’s customary executive benefit plans.

Pursuant to the terms of their employment agreements, each of Mr. Motenko and Mr. Hennessy received an initial grant of stock options to purchase 85,000 shares of the Company’s common stock under the Company’s 2005 Equity Incentive Plan. Each of these options vests as follows: (i) 34,000 shares upon grant, (ii) 17,000 shares on December 31, 2007, (iii) 17,000 shares on December 31, 2008 and (iv) 17,000 shares on December 31, 2009. The option exercise price wass the closing price of the Company’s common stock on the date of grant.

The Company may terminate Mr. Motenko and/or Mr. Hennessy’s employment at any time. If the termination is by the Company for “Cause” (as defined below), as a result of the death or “Disability” (as defined below) of Mr. Motenko or Mr. Hennessy, or by Mr. Motenko or Mr. Hennessy for reasons other than “Good Reason” (as defined below), Mr. Motenko and Mr. Hennessy, as the case may be, will be entitled to receive all amounts payable by the Company under his employment agreement to the date of termination (including a prorated portion of any accrued bonuses). In addition, if the termination is by the Company or Mr. Motenko or Hennessy, as the case may be, as a result of “Disability,” to the extent that Mr Motenko or Hennessy is not covered by any other comprehensive insurance that provides a comparable level of benefits, the Company will pay an amount equivalent to the terminated executive’s COBRA payments for up to 18 months following the termination or the maximum term allowable by then applicable law for coverage. For purposes hereof, “Disability” shall mean incapacity due to physical or mental illness which results in the executive being absent from the full-time performance of substantially all of his material duties with the Company for 90 consecutive days or 180 days in any 12 month period.

In the event of termination of employment by the Company without “Cause” or by Mr. Motenko or Mr. Hennessy for “Good Reason,” Mr. Motenko or Mr. Hennessy, as the case may be, shall be entitled to receive the following: (i) such Base Salary, vacation, prorated bonus and other benefits as have been earned through the date of termination and, to the extent that the executive is not covered by any other comprehensive insurance that provides a comparable level of benefits, the Company will pay the executive an amount equivalent to his COBRA payments for up to 18 months following the termination or the maximum term allowable by then applicable law for coverage of the executive and his eligible dependents, (ii) a severance equal to the greater of (a) one year’s then current base salary, or (b) one hundred percent (100%) of the base salary that would be due to him (including annual increases) between the date of termination and the end of the remaining term of his employment, payable in accordance with the Company’s ordinary payroll practices. In addition, in the event of a termination without “Cause” or for “Good Reason,” the Options (as described and defined below) shall continue to vest and remain exercisable through the end of the remaining term of the employment agreement. In addition, in the event there is a Change of Control within 12 months following a termination by the Company without Cause, executive shall be entitled to a cash payment equal to the amount, if any, by which the aggregate fair market value of the shares subject to any unvested Options or subsequent stock options exceeds the aggregate exercise price of such options on the effective date of termination.

For purposes of these employment agreements, “Cause” means (i) an act or acts of dishonesty undertaken by the executive and intended to result in material personal gain or enrichment of him or others at the expense of the Company; (ii) gross misconduct that is willful or deliberate on the executive’s part and that, in either event, is materially injurious to the Company, (iii) the conviction of the executive of a felony; or (iv) the material breach of any terms and conditions of his employment agreement by the executive, which breach has not been cured within 30 days after written notice thereof from the Company. The cessation of employment by Mr. Motenko or Mr. Hennessy, as the case may be, shall not be deemed to be for Cause unless and until there shall have been delivered to the executive in question, a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board (not including the executive in question) at a meeting of the Board called and held for such purpose (after reasonable notice to the executive and an opportunity for him, together with his counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, one or more causes for termination exist and specifying the particulars thereof in detail.

For purposes of Mr. Motenko and Mr. Hennessy’s employment agreements, “Good Reason” means:

(i) any removal of the executive from, or any failure to nominate or re-elect the executive to, his current office and/or the Board, except in connection with termination of executive’s employment for death, Disability or Cause,

(ii) the failure of the Company to obtain the assumption of the employment agreement by any successor to the Company, as provided in the employment agreement,

(iii) the material breach by the Company of any terms and conditions of the employment agreement, which breach has not been cured by the Company within thirty (30) days after written notice thereof to the Company from the executive,

(iv) the assignment to the executive of duties that represent or constitute a material adverse change in the executive’s position, duties, responsibilities or status with the Company;

(v) the appointment of any person other than Gerald W. Deitchle as Chief Executive Officer of the Company (or an office having substantially the same responsibilities); or

(vi) in the event of certain events constituting a change in control of the Company

(a)(1) any reduction in the executive’s then-current base salary or any material reduction in Mr. Motenko or Mr. Hennessy’s, as the case may be, comprehensive benefit package (other than changes, if any, required by group insurance carriers applicable to all persons covered under such plans or changes required under applicable law), (2) the assignment to the executive of duties that represent or constitute a material adverse change in such executive’s position, duties, responsibilities and status with the Company immediately prior to a change in control, or (3) a material adverse change in the executive’s reporting responsibilities, titles, offices, or any removal of such executive from, or any failure to re-elect the executive to, any of such positions; except in connection with the termination of executive’s employment for Cause, upon his Disability or death, or upon the voluntary termination by the executive;

(b) the relocation of Mr. Motenko or Mr. Hennessy’s, as the case may be, place of employment from the location at which he was principally employed immediately prior to the date of the change in control to a location more than 50 miles from such location; or

(c) the failure of any successor to the Company to assume and agree to perform its obligations under the executive’s employment agreement.

Other Employment Arrangements

In the event the Company terminates the employment of Mr. Ledwith without cause, he will be eligible to receive a severance payment of six months salary.

In the event the Company terminates the employment of Mr. Lynds without cause, he will be eligible to receive a severance payment of six months salary plus an additional month for every year he was employed by the Company (not to exceed an aggregate of 12 months).

Compensation of Directors

The Company paid each non-employee director an annual fee of $6,000, plus $750 per board meeting attended in person, $400 per telephonic board meeting over 30 minutes, $200 per telephonic board meeting under 30 minutes, $500 per committee meeting in person, $300 per telephonic committee meeting over 30 minutes, and $100 per telephonic committee meeting under 30 minutes. Upon initially joining the Board of Directors, each non-employee Director receives options to acquire 25,000 shares of common stock at a price equal to the fair market value as of the date of the grant. Such options vest over a two year period. In addition, the Company compensates Directors annually with a stock option grant equal to a valuation of $30,000 as determined under the Black Scholes model. The Directors annual stock option grant occurs on January 15 each year, and vest over a three year period.

Compensation Committee Interlocks and Insider Participation

During fiscal 2005, Messrs. King, Brassfield and Bassi served on the Compensation Committee. No member of the Compensation Committee was, during fiscal 2005, an officer or employee of the Company, a former officer of the Company or any of its subsidiaries or had a relationship requiring disclosure by the Company under Item 404 of Regulation S-K. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Company’s Board of Directors or the Compensation Committee during fiscal 2005.

Certain of the members of the Company’s Board of Directors or their affiliates have entered into transactions or arrangements with the Company during the past fiscal year which transactions and arrangements are described in “Certain Relationships and Related Transactions” below.

Report of the Compensation Committee on Executive Compensation

The Compensation Committee makes this report on executive compensation pursuant to Item 402 of Regulation S-K. Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that might incorporate future filings, including this Proxy Statement, in whole or in part, this report and the graph which follows this report shall not be incorporated by reference into any such filings, and such information shall be entitled to the benefits provided in Item 402(a)(9) of Regulation S-K.

The Compensation Committee reviews the performance of the Company’s officers and key employees and reports to the Board of Directors. In such capacity, the Committee administers the executive compensation plans, reviews programs and policies, and monitors the performance and compensation of executive officers and other key employees, except for Mr. Motenko and Mr. Hennessy and, effective February 1, 2005, Mr. Deitchle, whose compensation is established under Employment Agreements described elsewhere in this Proxy Statement. See “Executive Compensation and Other Matters.” The Committee makes recommendations regarding option grants to executive officers and other employees pursuant to the Company’s equity compensation plans, including the 2005 Equity Incentive Plan.

As to executives and other key employees, other than Messrs. Motenko, Hennessy and Deitchle, the Board establishes compensation designed to achieve an overall level of compensation which is competitive with other companies in the restaurant industry in each geographical area in which the Company operates.

The Company’s compensation program consists of three main components: base salary, bonus and long term incentives in the form of stock options. The bonus and long-term incentives constitute the “at risk” portion of the compensation program. In general, compensation is determined based upon individual performance, responsibility and achievement in light of the Company’s goals and expectations.

The Compensation Committee generally adheres to compensation policies that are designed to (i) attract and retain individuals with outstanding ability, (ii) motivate and reward such individuals for outstanding performance, (iii) create a portion of the total compensation that is based on the performance of the Company as well as of the individual employee and (iv) within the foregoing basic parameters, compensate employees in the middle to the top of the range of compensation offered by comparable companies.

As described above, the Committee compensated its current Co-Chairmen (and former Co-Chief Executive Officers) pursuant to Amended and Restated Employment Agreements approved by the Board of Directors, as modified and extended with respect to Paul Motenko and Jeremiah Hennessy pursuant to new Employment Agreements effective as of June 23, 2005. Such Employment Agreements provide for basic compensation, an initial option grant of 85,000 shares, and the possibility of discretionary bonuses. In addition, the Company compensates its current President and Chief Executive Officer, Gerald W. Deitchle, pursuant to an Employment Agreement effective as of February 1, 2005. Mr. Deitchle’s Employment Agreement also provides for basic compensation, an initial option grant of 275,000 shares, as well as the possibility of additional bonus compensation based upon formulas specifically tied to performance criteria for the Company.

The Compensation Committee determined, for 2005, that the Company’s EBITDA was in excess of $18,000,000, and that based on the contractual bonus formula for EBITDA contained in his Employment Agreement, Mr. Deitchle earned a cash bonus of $150,000 for such period.

Respectfully submitted,

The Compensation Committee

J. Roger King Shann M. Brassfield Peter A. Bassi

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Common Stock against the cumulative return of the Standard & Poor 500 Stock Index and the Media General Restaurant Group Index for the past five years. The graph assumes that $100 was invested at inception in the Common Stock and in each of the indices that all dividends were reinvested.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of the April 21, 2006 by (a) each director of the Company, (b) each executive officer identified in the Summary Compensation Table, (c) all executive officers and directors of the Company as a group and (d) each person known by the Company to be the beneficial owner of 5% or more of the outstanding shares of Common Stock. Ownership of less than 1% is indicated by an asterisk.

	Shares Beneficially Owned(1)
Name and Address(2)	Number of Shares(3)		Percentage Of Class(3)
The Jacmar Companies William H. Tilley c/o The Jacmar Companies 2200 W. Valley Blvd. Alhambra, CA 91803	4,506,628	(4)	19.67%
Golden Resorts, Inc. Jerry G. Brassfield, Director 140 Victory Lane Los Gatos, CA 95030	3,470,231	(5)	15.15%
Morgan Stanley 1585 Broadway New York, NY 10036	2,165,801	(6)	9.45%
Next Century Growth Investors, LLC 5500 Wayzata Blvd., Suite 1275 Minneapolis, MN 55416	1,356,778	(7)	5.92%
T. Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, MD 21202	1,619,333	(8)	7.07%
Gerald W. Deitchle	117,500	(9)	*
Paul A. Motenko	479,557	(10)	2.07%
Jeremiah J. Hennessy	460,757	(11)	1.99%
James A. Dal Pozzo	2,954,065	(12)	12.87%
Shann M. Brassfield	651,426	(13)	2.84%
John F. Grundhofer	60,027	(14)	*
J. Roger King	49,577	(15)	*
Larry D. Bouts	91,719	(16)	*
Peter A. Bassi	24,219	(17)	*
R. Dean Gerrie	91,000	(18)	*
Lon Ledwith	20,000	(19)	*
Gregory S. Lynds	-0-		0.00%
J. William Streitberger	40,000	(20)	*
All directors and executive officers as a group (16 persons)	5,139,847	(21)	21.41%

*	Less than 1%

(1)	The persons named in the table, to the Company’s knowledge, have sole voting and sole investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.

(2)	The address of the officers and directors of the Company is at the Company’s principal executive offices at 16162 Beach Boulevard, Suite 100, Huntington Beach, California 92647.

(3)	Shares of Common Stock which a person had the right to acquire within 60 days are deemed outstanding in calculating the percentage ownership of the person, but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any options issued by the Company which are not exercisable within 60 days from the date hereof.

(4)	Consists of 2,624,129 shares held of record by The Jacmar Companies, 1,653,690 shares held by the William H. Tilley Trust, 15,000 shares held by the William Tilley SEP IRA, 172,009 shares hold by The William Tilley Family Foundation and 41,800 shares held by Tilley family members and affiliates. The Jacmar Companies are controlled by William H. Tilley whose address is the same as that of the Jacmar Companies. See “Certain Relationships and Related Transactions.”

(5)	Consists of 2,843,126 shares held of record by the Jerry G. Brassfield Revocable Trust, 59,602 shares held by Jerry G. Brassfield and family, 499,003 shares held by Golden Resorts, Inc. and 68,500 shares held by Autofocus. Jerry G. Brassfield is a director and major shareholder of Autofocus. Golden Resorts, Inc. is controlled by Jerry G. Brassfield whose address is the same as that of Golden Resorts, Inc.

(6)	Based solely on a Schedule 13G filed on February 15, 2006, it is the Company’s belief that Morgan Stanley beneficially owned the number of shares indicated as of December 31, 2005. Morgan Stanley is the parent corporation of Morgan Stanley Investment Management Inc. which is an investment adviser having beneficial ownership of a substantial portion of the shares in question.

(7)	Based solely on a Schedule 13G/A filed on February 14, 2006, it is the Company’s belief that Next Century Growth Investors, LLC, a Delaware limited liability company that is controlled by Thomas L. Press and Donald M. Longlet, is the beneficial owner of the shares in question.

(8)	Consists of shares owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. serves as investment advisor with the power to vote and/or direct investment. The number of shares set forth in this table and the foregoing information is based solely on information provided to the Company by T. Rowe Price Associates, Inc. T. Rowe Price Associates, Inc. has disclaimed beneficial ownership of these shares.

(9)	Consists of 5,000 shares of Common Stock of which Mr. Deitchle is the beneficial owner and 112,500 shares of Common Stock purchasable upon exercise of options.

(10)	Consists of 194,878 shares of Common Stock and options exercisable for up to 284,679 shares of Common Stock. See “Executive Compensation and Other Matters”.

(11)	Consists of 176,078 shares of Common Stock and options exercisable for up to 284,679 shares of Common Stock. See “Executive Compensation and Other Matters”.

(12)	Consists of 2,624,129 shares held of record by The Jacmar Companies, 102,300 shares held by James Dal Pozzo, 172,009 shares held by The William Tilley Family Foundation (of which Mr. Dal Pozzo is Secretary and a Director), 12,600 shares held by various Tilley family trusts (of which Mr. Dal Pozzo is co-trustee) and 43,027 shares of Common Stock purchasable upon exercise of options. Mr. Dal Pozzo is an executive officer and director of The Jacmar Companies. See “Certain Relationships and Related Transactions.”

(13)	Consists of 102,300 shares held of record by the Shann M. Brassfield Revocable Trust, 2,594 shares held by the Joann Brassfield Charitable Giving Foundation (of which Mr. Brassfield is a Director), 499,003 shares held by Golden Resorts, Inc., 4,502 shares of common stock of which Mr. Shann Brassfield is the beneficial owner and 43,027 shares of Common Stock purchasable upon exercise of options. Mr. Brassfield is an executive officer and director of Golden Resorts, Inc.

(14)	Consists of 55,154 shares of Common Stock of which Mr. Grundhofer is the beneficial owner and 4,873 shares of Common Stock purchasable upon exercise of options.

(15)	Consists of 14,550 shares of Common Stock of which Mr. King is the beneficial owner and 35,027 shares of Common Stock purchasable upon exercise of options.

(16)	Consists of 65,000 shares of Common Stock of which Mr. Bouts is the beneficial owner and 26,719 shares of Common Stock purchasable upon exercise of options.

(17)	Consists of 10,000 shares of Common Stock of which Mr. Bassi is the beneficial owner and 14,219 shares of Common Stock purchasable upon exercise of options.

(18)	Consists of options exercisable for up to 91,000 shares of Common Stock. See “Executive Compensation and Other Matters.”

(19)	Consists of options exercisable for up to 20,000 shares of Common Stock. See “Executive Compensation and Other Matters.”

(20)	Consists of options exercisable for up to 40,000 shares of Common Stock. See “Executive Compensation and Other Matters.”

(21)	Includes 1,099,750 shares of Common Stock issuable upon exercise of options.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part II, Item 5 of this Annual Report for certain information regarding the Company’s equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of January 3, 2006, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 19.7% of our outstanding common stock. James Dal Pozzo, a member of our Board of Directors, is the President of Jacmar. Jacmar, through its specialty wholesale food distributorship, is our largest supplier of food, beverage and paper products. Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with $24.8 million, $19.3 million, and $14.6 million of food, beverage and paper products for fiscal 2005, 2004 and 2003, respectively, and 54.6%, 57.1%, and 53.5% of our total costs for these products, respectively. We had trade payables to Jacmar related to these products of $2.3 million, $2.2 million and $1.1 million at January 3, 2006, January 2, 2005 and December 28, 2003, respectively. The Board of Directors has reviewed the terms of the agreements relating to pricing between Jacmar and the Company, and believes that the terms are at least as favorable or more favorable than the Company could obtain from another third party offering comparable goods and services.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended January 3, 2006 and January 2, 2005 by the Company’s Independent Auditors, Ernst & Young LLP:

	2005	2004
Audit Fees (1)	$355,315	$374,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

(1)	These amounts represent fees of Ernst & Young LLP for the audit of the Company’s consolidated financial statements, the review of financial statements included in the Company’s quarterly Form 10-Q reports, the audit of the Company’s management’s assessment of internal controls over financial accounting and reporting as required by the Sarbanes-Oxley Act of 2002, and the services that an independent auditor would customarily provide in connection with audits, regulatory filings and similar engagements for the fiscal year, such as consents and assistance with review of registration statements and other documents filed with the SEC.

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate the Company’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for fiscal 2005 and 2004 were pre-approved by the Audit Committee or were within pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approval requirements or guidelines during the same periods.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)    Exhibits

Exhibit Number	Description

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.

	By:	/s/ Paul A. Motenko
Paul A. Motenko,
May 3, 2006		Co-Chairman of the Board, Vice President and Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ PAUL A. MOTENKO Paul A. Motenko	Co-Chairman of the Board of Directors, Vice President and Secretary	May 3, 2006

By: /s/ JEREMIAH J. HENNESSY Jeremiah J. Hennessy	Co-Chairman of the Board of Directors	May 3, 2006

By: /s/ GERALD W. DEITCHLE Gerald W. Deitchle	Chief Executive Officer, President and Director	May 3, 2006

By: /s/ GREGORY S. LEVIN Gregory S. Levin	Chief Financial Officer	May 3, 2006

By: /s/ PETER A. BASSI Peter A. Bassi	Director	May 3, 2006

By: /s/ LARRY D. BOUTS Larry D. Bouts	Director	May 3, 2006

By: /s/ SHANN M. BRASSFIELD Shann M. Brassfield	Director	May 3, 2006

By: /s/ JAMES A. DAL POZZO James A. Dal Pozzo	Director	May 3, 2006

By: /s/ JOHN F. GRUNDHOFER John F. Grundhofer	Director	May 3, 2006

By: /s/ J. ROGER KING J. Roger King	Director	May 3, 2006

EXHIBIT INDEX

Exhibit Number	Description

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002