Form 10-Q
period 2006-04-04
BJs RESTAURANTS INC
filed 2006-05-05
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑.

As of May 1, 2006, there were 22,907,694 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended April 4, 2006

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 4, 2006 (Unaudited)	January 3, 2006
Assets
Current assets:
Cash and cash equivalents	$11,533	$8,144
Investments	30,417	41,703
Accounts and other receivables	3,129	2,377
Inventories	1,669	1,723
Prepaids and other current assets	1,624	1,897
Deferred income taxes	1,985	2,387

Total current assets	50,357	58,231
Property and equipment, net	108,528	99,773
Goodwill	4,673	4,673
Notes receivable	836	853
Other assets, net	423	428

Total assets	$164,817	$163,958

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,918	$4,930
Accrued expenses	14,261	21,475

Total current liabilities	22,179	26,405
Deferred income taxes	1,437	1,961
Other liabilities	6,551	5,693

Total liabilities	30,167	34,059
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 22,908 and 22,742 shares issued and outstanding as of April 4, 2006 and January 3, 2006, respectively	105,772	105,295
Capital surplus	5,522	3,559
Retained earnings	23,356	21,045

Total shareholders’ equity	134,650	129,899

Total liabilities and shareholders’ equity	$164,817	$163,958

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended
	April 4, 2006	April 3, 2005
Revenues	$53,356	$37,393
Costs and expenses:
Cost of sales	13,685	9,356
Labor and benefits	18,390	13,342
Occupancy and operating expenses	10,328	7,077
General and administrative	4,692	2,948
Depreciation and amortization	2,156	1,405
Restaurant opening expense	1,035	966

Total costs and expenses	50,286	35,094

Income from operations	3,070	2,299

Other income:
Interest income, net	443	101
Other income, net	28	50

Total other income	471	151

Income before income taxes	3,541	2,450
Income tax expense	1,230	784

Net income	$2,311	$1,666

Net income per share:
Basic	$0.10	$0.08

Diluted	$0.10	$0.08

Weighted average number of shares outstanding:
Basic	22,777	20,510

Diluted	23,634	21,666

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirteen Weeks Ended
	April 4, 2006	April 3, 2005
Cash flows from operating activities:
Net income	$2,311	$1,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,156	1,405
Deferred income taxes	(122)	800
Stock-based compensation expense	459	—
Changes in assets and liabilities:
Accounts and other receivables	(751)	(55)
Inventories	54	84
Prepaids and other current assets	273	285
Other assets, net	3	3
Accounts payable	2,988	(1,617)
Accrued expenses	(7,214)	(1,616)
Other liabilities	(184)	888
Landlord contribution for tenant improvements	1,042	270

Net cash provided by operating activities	1,015	2,113
Cash flows from investing activities:
Purchases of property and equipment	(10,846)	(10,286)
Proceeds from investments sold	24,179	9,655
Purchases of investments	(12,893)	(32,058)
Collection of notes receivable	17	19

Net cash provided (used) in investing activities	457	(32,670)
Cash flows from financing activities:
Proceeds from sale of common stock	—	40,371
Excess tax benefit from stock-based compensation	1,440	104
Proceeds from exercise of stock options	477	124

Net cash provided by financing activities	1,917	40,599

Net increase in cash and cash equivalents	3,389	10,042
Cash and cash equivalents, beginning of period	8,144	3,766

Cash and cash equivalents, end of period	$11,533	$13,808

Supplemental disclosure of cash flow information:
Interest	$—	$—

Income Taxes	$3,282	$(3)

Supplemental disclosure of non-cash financing activity:

For the thirteen weeks ended April 4, 2006, we capitalized $64 in stock-based compensation related to the development and construction of our new restaurants in accordance with FASB Statement No. 123(R), Share-Based Payment.

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

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended January 3, 2006. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of January 3, 2006 has been derived from our audited financial statements.

Effective the fiscal third quarter of 2005, the Company changed its fiscal week-end from Sunday to Tuesday. This change was completed to facilitate operational efficiencies by transferring certain administrative tasks away from the weekends when its restaurants are busiest. Accordingly, the thirteen weeks ended April 4, 2006 ended on a Tuesday and the thirteen weeks ended April 3, 2005 and ended on a Sunday.

To conform to casual dining practices, we have reclassified certain non food related items from cost of sales to operating and occupancy expenses and manager-in-training salaries from restaurant labor to general and administrative expenses for the current year. These reclassifications have been made to the prior year’s financial statements to conform to the current period presentation.

2. INVESTMENTS

All investments are classified as held-to-maturity and are reported at amortized cost and realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	April 4, 2006	January 3, 2006
U.S. and government agency securities	$2,963	$982
U.S. corporate notes and bonds	27,454	40,721

Total investments	$30,417	$41,703

Average maturities for our total investment portfolio as of April 4, 2006 and January 3, 2006 were 6 months and 3 months, respectively. All short term investments are investment grade securities.

3. NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options issued by us to sell common stock at set prices were exercised. The financial statements present basic and diluted net income per share. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercises of outstanding stock options using the treasury stock method.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options) that were included in the dilutive net income per share computation (in thousands).

	For The Thirteen Weeks Ended
	April 4, 2006	April 3, 2005
Numerator:
Net income for basic and diluted net income per share	$2,311	$1,666

Denominator:
Weighted-average shares outstanding - basic	22,777	20,510
Effect of dilutive common stock options	857	1,156

Weighted-average shares outstanding - diluted	23,634	21,666

For the thirteen weeks ended April 4, 2006, there were approximately 2,500 stock options outstanding whereby the exercise price exceeded the average common stock market value. For the thirteen weeks ended April 3, 2005, there were no stock options outstanding whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

4. RELATED PARTY

As of April 4, 2006, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 20.2% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is our largest supplier of food, beverage and paper products. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $6.7 million and $6.1 million of food, beverage and paper products for the thirteen weeks ended April 4, 2006 and April 3, 2005, respectively, which represents 49.2% and 62.2% of our total costs for these products. We had trade payables related to these products of approximately $2.6 million and $2.4 million at April 4, 2006 and April 3, 2005, respectively.

5. STOCK-BASED COMPENSATION

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our stockholders.

Prior to January 4, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123). No stock-based employee compensation cost was recognized in our Statement of Income for the thirteen weeks ended April 3, 2005 as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 4, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement No. 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the thirteen weeks ended April 4, 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 4, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

As a result of adopting Statement No. 123(R) on January 4, 2006, our income before income taxes and net income for the thirteen weeks ended April 4, 2006, are $459,000 and $298,000 lower, respectively than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net income per share for the thirteen weeks ended April 4, 2006 would have been $0.11 and $0.11, respectively, if we had not adopted Statement No. 123(R), compared to reported basic and diluted net income per share of $0.10 and $0.10, respectively.

Prior to the adoption of Statement No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Statement of Cash Flows. Statement No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the thirteen weeks ended April 4, 2006, the $1.4 million excess tax benefit classified as financing cash inflow would have been classified as an operating cash inflow if we had not adopted Statement No. 123(R).

The following tables illustrate the effect on net income and net income per share if we had applied the fair value recognition provisions of Statement 123(R) to all periods presented. This adjusted information includes non-GAAP financial measures which the Company reconciles to the results reported in accordance with GAAP. Management believes that the adjusted presentation may be useful to investors to permit them to compare the Company’s results using consistent assumptions regarding stock-based compensation.

	For the Thirteen Weeks Ended
	April 4, 2006	April 3, 2005
Net income before stock based compensations	$2,609	$1,666
Stock based compensation
Restaurant labor and benefits	(10)	(13)
General and administrative	(449)	(971)
Tax benefit of stock based compensation	161	433

Net income	$2,311	$1,115

Basic net income per share:
Net income before stock based compensation	$0.11	$0.08
Stock based compensation, net	(0.01)	$0.03

Basic net income per share	$0.10	$0.05

Diluted net income per share:
Net income before stock based compensation	$0.11	$0.08
Stock based compensation, net	(0.01)	$0.03

Diluted net income per share	$0.10	$0.05

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	April 4, 2006	April 3, 2005
Expected volatility	36.4% to 37.7%	36.7% to 37.9%
Risk free interest rate	4.28% to 4.76%	3.63% to 3.86%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$9.83	$5.65

FASB Statement No 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that in many cases are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate may significantly impact the grant date fair value resulting in a significant impact to our financial results.

6. COMMON STOCK

On March 11, 2005, we sold 2.75 million shares of common stock at a purchase price of $15.50 per share for $40.3 million (net of approximately $2.2 million in related fees and expenses). The proceeds are currently being utilized to fund the expansion of the Company’s restaurant operations.

7. DIVIDEND POLICY

We have not paid any cash dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling of existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay cash dividends in the future, such payments would be at the discretion of the Board of Directors.

8. RECENT ACCOUNTING PRONOUNCEMENTS

On October 6, 2005, the FASB issued Staff Position No. 13-1 (FSP 13-1), Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted prior to the adoption of FSP 13-1, we capitalized rental costs during construction. We adopted FSP 13-1 on January 4, 2006. The financial statement impact of the adoption of the staff’s position is expected to range from approximately $50,000 to $60,000 in additional preopening rent expense per restaurant during 2006 which may vary based on lease terms, restaurant openings and length of construction period.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein: (i) our ability to manage an increasing number of new restaurant openings, (ii) construction delays, (iii) labor shortages, (iv) minimum wage increases (v) food quality and health concerns, (vi) factors that impact California, where 31 of our current 47 restaurants are located, (vii) restaurant and brewery industry competition, (viii) impact of certain brewery business considerations, including without limitation, dependence upon suppliers and related hazards, (ix) consumer trends, (x) potential uninsured losses and liabilities, (xi) fluctuating commodity costs including food and energy, (xii) trademark and servicemark risks, (xiii) government regulations, (xiv) licensing costs (xv) beer and liquor regulations, (xvi) loss of key personnel, (xvii) inability to secure acceptable sites, (xviii) limitations on insurance coverage, (xix) legal proceedings, (xx) other general economic and regulatory conditions and requirements, (xxi) and numerous other matters discussed in this Form 10-Q or our Annual Report on Form 10-K for the fiscal year ended January 3, 2006.

GENERAL

On May 1, 2006, we owned and operated 47 restaurants located in California, Oregon, Colorado, Arizona, Texas and Nevada. A licensee also operates one restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery ® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse ® which receives the beer it sells from one of our breweries or an approved third party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill ® which is a smaller format, full service restaurant. Our menu features our BJ’s ® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie ® cookie. Our 11 BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary hand-crafted beers are produced and sold.

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from our gift cards are recognized upon redemption in our restaurants. Until the redemption of gift cards occurs, all outstanding balances on such cards are included as a liability in our consolidated balance sheets.

Cost of sales is comprised of food and beverage supplies. The components of cost of sales are variable and typically fluctuate with sales volumes. Labor and benefit costs include direct hourly and management wages, bonuses and payroll taxes and fringe benefits for restaurant employees. Occupancy and operating expenses include restaurant supplies, credit card fees, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. Occupancy and operating expenses generally increase with sales volume but decline as a percentage of restaurant sales.

General and administrative expenses include all corporate, field supervision and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits, travel and relocation costs, information systems, training, corporate rent and professional and consulting fees. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. Restaurant opening expenses, which are expensed as incurred, consist of the costs of hiring and training the initial work force for each new restaurant, travel, the cost of food used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a new restaurant.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 4, 2006 and April 3, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended
	April 4, 2006	April 3, 2005
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	25.6	25.0
Labor and benefits	34.5	35.7
Occupancy and operating expenses	19.4	18.9
General and administrative	8.8	7.9
Depreciation and amortization	4.0	3.8
Restaurant opening expense	1.9	2.6

Total costs and expenses	94.2	93.9

Income from operations	5.8	6.1
Other income:
Interest income, net	0.8	0.3
Other income, net	0.1	0.1

Total other income	0.9	0.4

Income before income taxes	6.7	6.5
Income tax expense	2.3	2.1

Net income	4.4%	4.4%

Thirteen Weeks Ended April 4, 2006 Compared to Thirteen Weeks Ended April 3, 2005.

Revenues. Total revenues increased by $16.0 million, or 42.7%, to $53.4 million during the thirteen weeks ended April 4, 2006 from $37.4 million during the comparable thirteen week period of 2005. The $16.0 million increase in revenues consisted of an approximate $13.6 million increase in restaurant sales from new restaurants not yet in our comparable sales base, and an approximate $2.2 million or 6.8% increase from comparable restaurant sales. The comparable restaurant sales benefited from a menu price increase of approximately 1.2% with the majority of the increase due to increased customer counts.

Cost of Sales. Cost of sales increased by $4.3 million, or 46.3%, to $13.7 million during the thirteen weeks ended April 4, 2006 from $9.4 million during the comparable thirteen week period of 2005. As a percentage of revenues, cost of sales increased to 25.6% for the current thirteen week period from 25.0% for the prior-year comparable thirteen week period. This increase is primarily a result of increased costs for seafood, general grocery items and fuel surcharges from our distributors, partially offset by the impact of menu price increases.

In our new restaurants, our cost of sales will typically be higher during the first 90-120 days of operations versus our mature restaurants, as management teams become accustomed to optimally predicting, managing and servicing sales volumes we expect at our restaurants. As such, the timing of new restaurant openings has had and will continue to have an effect on our cost of sales.

We provide our customers a large variety of menu items and therefore we are not overly dependent on a single group of commodities. We continue to work with our suppliers to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions outside of our control.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $5.0 million, or 37.8%, to $18.3 million during the thirteen weeks ended April 4, 2006 from $13.3 million during the comparable thirteen week period of 2005. This increase was primarily due to the opening of 11 new restaurants since the thirteen weeks ended April 3, 2005. As a percentage of revenues, labor and benefit costs decreased to 34.5% for the current thirteen week period from 35.7% for the prior-year comparable thirteen week period. This percentage decrease is primarily due to increased efficiencies and productivity related to hourly labor and leverage related to management labor as a result of higher comparable sales.

For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes expected at our restaurants. As such, the timing of new restaurant openings has had and will continue to have an effect on labor and benefit costs.

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $3.3 million, or 45.9%, to $10.3 million during the thirteen weeks ended April 4, 2006 from $7.1 million during the comparable thirteen week period of 2005. The increase reflects additional operating and occupancy expenses related to the 11 new restaurants we opened since the thirteen weeks ended April 3, 2005. As a percentage of revenues, occupancy and operating expenses increased to 19.4% for the thirteen week period from 18.9% for the prior-year comparable thirteen week period. This increase is primarily due to higher energy costs, increased license and permit fees and increased dining and kitchen supplies.

General and Administrative Expenses. General and administrative expenses increased by $1.7 million, or 59.2%, to $4.7 million during the thirteen weeks ended April 4, 2006 from $2.9 million during the comparable thirteen week period of 2005. Included in general and administrative costs for the thirteen weeks ended April 4, 2006 is $449,000 of stock-based compensation expense related to the adoption of Statement No. 123(R). Excluding this amount, general and administrative costs increased $1.3 million or 43.9%. This increase was the result of our planned investments in field supervision and corporate support infrastructure to support our growth. During 2006, we expect to continue to add resources to the corporate support and field supervision activities in preparation for the planned openings of as many as 11 new restaurants. As a percentage of revenues, general and administrative expenses increased to 8.8% for the thirteen week period from 7.9% for the prior-year comparable thirteen week period. Approximately 80 basis points of this percentage increase is the result of stock-based compensation due to the adoption of Statement No. 123(R) in the first quarter of 2006 with the remaining increase being due primarily to increased personnel costs related to the building of our restaurant and brewery support infrastructure.

Depreciation and Amortization. Depreciation and amortization increased by $751,000, or 53.5%, to $2.2 million during the thirteen weeks ended April 4, 2006 from $1.4 million during the comparable thirteen week period of 2005. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment related to new restaurant development. As a percentage of revenues, depreciation and amortization remained flat.

Restaurant Opening Expense. Restaurant opening expense increased by $69,000, or 7.1%, to $1.0 million during the thirteen weeks ended April 4, 2006 from $966,000 during the comparable thirteen week period of 2005. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Effective January 4, 2006, we began expensing non-cash holiday rent during each restaurant’s construction period to restaurant opening expense in accordance with the adoption of FSP13-1, “Accounting for Rental Costs Incurred During a Construction Period”. We anticipate this non-cash holiday rent to be approximately $50,000 to $60,000 per restaurant. As a result, we anticipate higher restaurant opening costs this year compared to prior years.

Interest Income, Net. Net interest income increased by $342,000, or 338.6%, to $443,000 during the thirteen weeks ended April 4, 2006 from $101,000 during the comparable thirteen week period of 2005. This increase is primarily due to increased investments after the completion of our private placement in March 2005 coupled with higher interest rates.

Other Income, Net. Net other income decreased to $28,000 during comparable thirteen weeks ended April 4, 2006 from $50,000 during the comparable thirteen week period of 2005, a decrease of $22,000. This decrease is primarily due to our decision to discontinue lottery ticket sales in our Oregon restaurants.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended April 4, 2006 was 34.7% compared to 32.0% for the comparable thirteen week period of 2005. The effective income tax rate for the thirteen weeks ended April 4, 2006 differs from the statutory income tax rate primarily due to FICA tip credits. We currently estimate our effective tax rate to be approximately 35.0% for fiscal 2006. However, the actual effective tax rate for fiscal 2006 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

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

Our cash flows from operating activities, as detailed in the consolidated statements of cash flows, provided $1.0 million of net cash during the thirteen weeks ended April 4, 2006, a $1.1 million decrease from the $2.1 million generated during the comparable thirteen week period of 2005. The decrease in cash from operating activities for the thirteen weeks ended April 4, 2006, in comparison to thirteen weeks ended April 3, 2005, is primarily due to the timing of payments to vendors included in accrued expenses partially offset by landlord tenant improvement contributions, increased net income, increased depreciation expense due to more restaurants and stock-based compensation expense.

For the thirteen weeks ended April 4, 2006, total capital expenditures were $10.9 million of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $8.5 million. These expenditures were primarily related to the construction of our new restaurants in Westminster, Colorado and Elk Grove and Natomas, California, which are expected to open later this year. In addition, total capital expenditures related to the maintenance of existing restaurants and restaurant and corporate systems were $1.2 million and $1.2 million, respectively.

On March 11, 2005, we sold 2.75 million shares of common stock at a purchase price of $15.50 per share for $40.3 million (net of approximately $2.2 million in related fees and expenses). The proceeds are currently being utilized to fund the expansion of our restaurant operations.

On December 15, 2005, we established a $10 million unsecured revolving line of credit (the “Line of Credit”) which expires on December 31, 2008. Availability under the Line of Credit is reduced by outstanding letters of credit primarily supporting our self insurance programs. As of April 4, 2006, there were no funded borrowings outstanding under the Line of Credit; however there was $1.4 million outstanding in letters of credit. Borrowings under the Line of Credit will bear interest at 1% per annum in excess of the applicable LIBOR rate.

Prior to the March 2005 equity offering, we funded our capital requirements primarily through cash flows from operations and proceeds received from the exercise of redeemable warrants during 2002. As of May 1, 2006, we have entered into 12 signed leases, for which the restaurants have not yet began operations, and we expect to enter into additional leases for new restaurant locations. Our capital requirements related to opening additional restaurants will continue to be significant. We currently anticipate our capital expenditures for 2006 to be approximately $46 million related to the construction of our new restaurants and a 15,000 barrel brewery in Reno Nevada, the purchase of land underlying two new restaurants, image enhancement remodels in some of our older restaurants as well as normal maintenance capital expenditures and the investment in our restaurant toolsets. We expect to fund these expenditures with our current cash and investment balances and our cash flow from operations.

Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash flow and our cash and investments balances together with anticipated cash flows from operations should be sufficient to satisfy our working capital and capital expenditure requirements through fiscal 2006. We will seek additional funds to finance our future growth and operations in the future. There can be no assurance that such funds will be available when required or available on terms acceptable to us.

CONTRACTUAL OBLIGATIONS

There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2005 Annual Report on Form 10-K.

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

SEASONALITY AND ADVERSE WEATHER

Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher sales volume periods than other periods of the year. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening costs. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of April 4, 2006, no impairment indicators have been identified.

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

Leases

We lease the majority of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. All of our restaurant leases are classified as operating leases pursuant to the requirements of SFAS 13. We disburse cash for leasehold improvements and furniture fixtures and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that may be reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord construction contributions can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.

Stock-based Compensation

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our stockholders.

Prior to January 4, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123). No stock-based employee compensation cost was recognized in our Statement of Income for the thirteen weeks ended April 3, 2005 as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 4, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement No. 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the thirteen weeks ended April 4, 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 4, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

FASB Statement No 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that in many cases are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate may significantly impact the grant date fair value resulting in a significant impact to our financial results.

Prior to the adoption of Statement No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Statement of Cash Flows. Statement No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the thirteen weeks ended April 4, 2006, the average pre-tax interest rate earned on cash and cash equivalents and investments was approximately 4.3%.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On March 15, 2006, a lawsuit was filed by a former employee in a Los Angeles Superior Court, purportedly on behalf of himself and other employees, for alleged unlawful Tip Pooling and alleged violations of California Business & Professions Code Section 17200, et seq. Unspecified damages, restitution, disgorgement, cost, and injunctive relief are being sought. The Company has not yet been served with the Complaint. The Company intends to vigorously defend itself against this Action. The outcome of this matter cannot be ascertained at this time.

Item 1A.	RISK FACTORS

A discussion of the significant risks associated with investments in our securities are set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2006. There have been no material changes in the risks related to us from those disclosed in such Annual Report.

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Bylaws of the Company, incorporated by reference to Exhibits 3.2 of the Registration Statement.

3.3	Certificate of amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report on Form 10-K.

3.4	Amendment to Bylaws of the Company, incorporated by reference to Exhibit 3.4 of the 2004 Annual Report on Form 10-K.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

31	Section 302 Certifications of Chief Executive Officers and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officers and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC. (Registrant)

May 1, 2006	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chief Executive Officer, President and Director

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Financial Officer