Form 10-Q
period 2006-07-04
BJs RESTAURANTS INC
filed 2006-08-10
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 4, 2006

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

☐  Large accelerated filer                 ☑   Accelerated filer                 ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☑.

As of August 7, 2006, there were 22,916,066 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended July 4, 2006

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 4, 2006 (Unaudited)	January 3, 2006
Assets
Current assets:
Cash and cash equivalents	$13,640	$8,144
Investments	21,977	41,703
Accounts and other receivables	4,034	2,377
Inventories	1,618	1,723
Prepaids and other current assets	1,521	1,897
Deferred income taxes	2,199	2,387

Total current assets	44,989	58,231
Property and equipment, net	119,999	99,773
Goodwill	4,673	4,673
Notes receivable	820	853
Other assets, net	425	428

Total assets	$170,906	$163,958

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,500	$4,930
Accrued expenses	17,883	21,475

Total current liabilities	24,383	26,405
Deferred income taxes	1,574	1,961
Other liabilities	7,342	5,693

Total liabilities	33,299	34,059
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 22,916 and 22,742 shares issued and outstanding as of July 4, 2006 and January 3, 2006, respectively	105,866	105,295
Capital surplus	6,045	3,559
Retained earnings	25,696	21,045

Total shareholders’ equity	137,607	129,899

Total liabilities and shareholders’ equity	$170,906	$163,958

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 4, 2006	July 3, 2005	July 4, 2006	July 3, 2005
Revenues	$57,843	$43,985	$111,199	$81,378
Costs and expenses:
Cost of sales	14,797	11,257	28,482	20,613
Labor and benefits	20,312	15,735	38,702	29,077
Occupancy and operating expenses	10,896	8,334	21,224	15,410
General and administrative	5,026	3,176	9,718	6,122
Depreciation and amortization	2,292	1,662	4,448	3,067
Restaurant opening expense	1,304	1,138	2,339	2,104

Total costs and expenses	54,627	41,302	104,913	76,393

Income from operations	3,216	2,683	6,286	4,985

Other income:
Interest income, net	325	292	768	393
Other income, net	4	70	32	117

Total other income	329	362	800	510

Income before income taxes	3,545	3,045	7,086	5,495
Income tax expense	1,205	984	2,435	1,768

Net income	$2,340	$2,061	$4,651	$3,727

Net income per share:
Basic	$0.10	$0.09	$0.20	$0.17

Diluted	$0.10	$0.09	$0.20	$0.16

Weighted average number of shares outstanding:
Basic	22,909	22,593	22,845	21,552

Diluted	23,812	23,845	23,774	22,736

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Twenty-Six Weeks Ended
	July 4, 2006	July 3, 2005
Cash flows from operating activities:
Net income	$4,651	$3,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,447	3,067
Deferred income taxes	(199)	832
Stock-based compensation expense	867	—
Changes in assets and liabilities:
Accounts and other receivables	(1,656)	(351)
Inventories	105	(193)
Prepaids and other current assets	376	2,139
Other assets, net	—	19
Accounts payable	1,570	(1,314)
Accrued expenses	(3,592)	(711)
Other liabilities	607	(291)
Landlord contribution for tenant improvements	1,042	1,400

Net cash provided by operating activities	8,218	8,324
Cash flows from investing activities:
Purchases of property and equipment	(24,531)	(17,744)
Proceeds from investments sold	34,619	61,522
Purchases of investments	(14,893)	(90,686)
Collection of notes receivable	33	37

Net cash used in investing activities	(4,772)	(46,871)
Cash flows from financing activities:
Proceeds from sale of common stock	—	40,294
Excess tax benefit from stock-based compensation	1,479	153
Proceeds from exercise of stock options	571	224

Net cash provided by financing activities	2,050	40,671

Net increase in cash and cash equivalents	5,496	2,124
Cash and cash equivalents, beginning of period	8,144	3,766

Cash and cash equivalents, end of period	$13,640	$5,890

Supplemental disclosure of cash flow information:
Income taxes	$2,495	$(746)

Supplemental disclosure of non-cash financing activity:

For the twenty-six weeks ended July 4, 2006, $140 in stock-based compensation related to the development and construction of our new restaurants in accordance with FASB Statement No. 123(R), Share-Based Payment was capitalized.

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

Effective the fiscal third quarter of 2005, the Company changed its fiscal week-end from Sunday to Tuesday. This change was completed to facilitate operational efficiencies by transferring certain administrative tasks away from the weekends when its restaurants are busiest. Accordingly, the thirteen and twenty-six weeks ended July 4, 2006 ended on a Tuesday and the thirteen and twenty-six weeks ended July 3, 2005 ended on a Sunday.

To conform to the prevalent practice in the casual dining segment of the restaurant industry, we have reclassified certain non food related items from cost of sales to operating and occupancy expenses and manager-in-training salaries from restaurant labor to general and administrative expenses for the current year. These reclassifications have been made to the prior year’s financial statements to conform to the current period presentation.

2. INVESTMENTS

All investments are classified as held-to-maturity and are reported at amortized cost. Realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	July 4, 2006	January 3, 2006
U.S. and government agency securities	$2,963	$982
U.S. corporate notes and bonds	19,014	40,721

Total investments	$21,977	$41,703

Average maturities for our total investment portfolio as of July 4, 2006 and January 3, 2006 were approximately 6 months and 3 months, respectively. All short term investments are investment grade securities.

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

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 4, 2006	July 3, 2005	July 4, 2006	July 3, 2005
Numerator:
Net income for basic and diluted net income per share	$2,340	$2,061	$4,651	$3,727

Denominator:
Weighted average shares outstanding - basic	22,909	22,593	22,845	21,552
Effect of dilutive common stock options	903	1,252	929	1,184

Weighted average shares outstanding - diluted	23,812	23,845	23,774	22,736

For the thirteen weeks and twenty-six weeks ended July 4, 2006 and July 3, 2005, there were approximately 2,500 and 215,380 stock options outstanding whereby the exercise price exceeded the average common stock market value, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

4. RELATED PARTY

As of July 4, 2006, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 19.9% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is our largest supplier of food, beverage and paper products. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $13.7 million and $12.0 million of food, beverage and paper products for the twenty-six weeks ended July 4, 2006 and July 3, 2005, respectively, which represents 48.1% and 58.3% of our total costs for these products. We had trade payables related to these products of approximately $2.6 million and $2.3 million at July 4, 2006 and July 3, 2005, respectively.

5. STOCK-BASED COMPENSATION

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders.

Prior to January 4, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123). No stock-based employee compensation cost was recognized in our Statement of Income for the thirteen weeks and twenty-six weeks ended July 3, 2005 as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 4, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement No. 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the thirteen weeks and twenty-six weeks ended July 4, 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

Prior to the adoption of Statement No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Statement of Cash Flows. Statement No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the twenty-six weeks ended July 4, 2006, the $1.5 million excess tax benefit classified as financing cash inflow would have been classified as an operating cash inflow if we had not adopted Statement No. 123(R).

The following tables illustrate the effect on net income and net income per share if we had applied the fair value recognition provisions of Statement 123(R) to all periods presented. For the purposes of this pro forma disclosure, the value of the options for fiscal 2005 are estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods. Management believes that the adjusted presentation may be useful to investors to permit them to compare the Company’s results using consistent assumptions regarding stock-based compensation.

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 4, 2006 As Reported	July 3, 2005 Pro Forma	July 4, 2006 As Reported	July 3, 2005 Pro Forma
Net income before stock based compensation	$2,605	$2,061	$5,214	$3,727
Stock based compensation:
Labor and benefits	(9)	(6)	(19)	(19)
General and administrative	(399)	(993)	(848)	(1,964)
Tax benefit of stock based compensation	143	361	304	716

Net income	$2,340	$1,423	$4,651	$2,460

Basic net income per share:
Net income before stock based compensation	$0.11	$0.09	$0.23	$0.17
Stock based compensation, net	(0.01)	(0.03)	(0.03)	(0.06)

Basic net income per share	$0.10	$0.06	$0.20	$0.11

Diluted net income per share:
Net income before stock based compensation	$0.11	$0.09	$0.22	$0.16
Stock based compensation, net	(0.01)	(0.03)	(0.02)	(0.05)

Diluted net income per share	$0.10	$0.06	$0.20	$0.11

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	July 4, 2006	July 3, 2005
Expected volatility	37.5%	42.5%
Risk free interest rate	4.38%	3.73%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$9.72	$6.96

FASB Statement No. 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results.

6. COMMON STOCK

On March 11, 2005, we sold 2.75 million shares of common stock to institutional investors at a purchase price of $15.50 per share for $40.3 million (net of approximately $2.2 million in related fees and expenses). The proceeds are currently being utilized to fund the expansion of the Company’s restaurant operations.

7. DIVIDEND POLICY

We have not paid any cash dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our restaurant and brewing operations, remodeling of existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay cash dividends in the future, such payments would be at the discretion of the Board of Directors.

8. RECENT ACCOUNTING PRONOUNCEMENTS

On October 6, 2005, the FASB issued Staff Position No. 13-1 (FSP 13-1), Accounting for Rental Costs Incurred During a Construction Period. Generally, FSP 13-1 requires companies to expense rental costs incurred during a construction period. As permitted prior to the adoption of FSP 13-1, we capitalized rental costs during construction. We adopted FSP 13-1 on January 4, 2006. The financial statement impact of the adoption of FSP 13-1 is expected to range from approximately $50,000 to $60,000 in additional pre-opening rent expense per restaurant during 2006 which may vary based on lease terms, restaurant openings and the length of construction periods.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring during our fiscal year beginning January 4, 2006. The adoption of this Statement did not have a material impact on our results of operations or financial position.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period specific or cumulative effects of the change. Statement No. 154 is effective for accounting changes made in our fiscal year beginning January 4, 2006. The adoption of this Statement did not have a material impact on our results of operation or financial position.

In July 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein: (i) our ability to manage an increasing number of new restaurant openings, (ii) construction delays, (iii) labor shortages, (iv) minimum wage increases, (v) food quality and health concerns, (vi) factors that impact California, where 33 of our current 50 restaurants are located, (vii) restaurant and brewery industry competition, (viii) impact of certain brewery business considerations, including, without limitation, dependence upon suppliers and related hazards, (ix) consumer trends, (x) potential uninsured losses and liabilities, (xi) fluctuating commodity costs including food and energy, (xii) trademark and servicemark risks, (xiii) government regulations, (xiv) licensing costs (xv) beer and liquor regulations, (xvi) loss of key personnel, (xvii) inability to secure acceptable sites, (xviii) limitations on insurance coverage, (xix) legal proceedings, (xx) other general economic and regulatory conditions and requirements and (xxi) numerous other matters discussed in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 3, 2006.

GENERAL

On August 7, 2006, we owned and operated 50 restaurants located in California, Oregon, Colorado, Arizona, Texas and Nevada. A licensee also operates one restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery ® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse ® which receives the beer it sells from one of our breweries or an approved third party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill ® which is a smaller format, full service restaurant. Our menu features our BJ’s ® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie ® dessert. Our 11 BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary hand-crafted beers are produced and sold.

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

General and administrative expenses include all corporate, field supervision and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits (including stock-based compensation), travel and relocation costs, information systems, restaurant manager recruitment and training, corporate rent and professional, legal and consulting fees. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. Restaurant opening expenses, which are expensed as incurred, consist of the costs of hiring and training the initial work force for each new restaurant, travel, the cost of food and supplies used in training, marketing costs, the cost of the initial stocking of office supplies and other direct costs related to the opening of a new restaurant.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended July 4, 2006 and July 3, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 4, 2006	July 3, 2005	July 4, 2006	July 3, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.6	25.6	25.6	25.3
Labor and benefits	35.1	35.8	34.8	35.7
Occupancy and operating expenses	18.8	18.9	19.1	18.9
General and administrative	8.7	7.2	8.7	7.5
Depreciation and amortization	4.0	3.8	4.0	3.8
Restaurant opening expense	2.3	2.6	2.1	2.6

Total costs and expenses	94.5	93.9	94.3	93.8

Income from operations	5.5	6.1	5.7	6.2
Other income:
Interest income, net	0.6	0.7	0.7	0.5
Other income, net	—	0.1	—	0.1

Total other income	0.6	0.8	0.7	0.6

Income before income taxes	6.1	6.9	6.4	6.8
Income tax expense	2.1	2.2	2.2	2.2

Net income	4.0%	4.7%	4.2%	4.6%

Thirteen Weeks Ended July 4, 2006 Compared to Thirteen Weeks Ended July 3, 2005.

Revenues. Total revenues increased by $13.9 million, or 31.5%, to $57.8 million during the thirteen weeks ended July 4, 2006 from $44.0 million during the comparable thirteen week period of 2005. The $13.9 million increase in revenues consisted of an approximate $11.5 million increase in restaurant sales from new restaurants not yet in our comparable sales base, and an approximate $2.2 million, or 5.9%, increase from comparable restaurant sales. The increase in comparable restaurant sales benefited from a menu price increase of approximately 1.8% with the rest due to increased customer counts and menu mix shifts.

Cost of Sales. Cost of sales increased by $3.5 million, or 31.4%, to $14.8 million during the thirteen weeks ended July 4, 2006 from $11.3 million during the comparable thirteen week period of 2005. As a percentage of revenues, cost of sales remained at 25.6% for the current thirteen week period and the prior year comparable thirteen week period. Increased costs for seafood, general grocery items, produce and fuel surcharges from our distributors were essentially offset by the impact of menu price increases.

In our new restaurants, our cost of sales will typically be higher during the first 90-120 days of operations versus our mature restaurants, as our restaurant management teams become accustomed to optimally predicting, managing and servicing sales volumes at our restaurants. As such, the timing of new restaurant openings has had and will continue to have an effect on our cost of sales.

We provide our restaurant guests with a large variety of menu items and therefore we are not overly dependent on a single group of commodities. We continue to work with our suppliers to control food costs; however, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions outside of our control.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $4.6 million, or 29.1%, to $20.3 million during the thirteen weeks ended July 4, 2006 from $15.7 million during the comparable thirteen week period of 2005. This increase was primarily due to the opening of nine new restaurants since the thirteen weeks ended July 3, 2005. As a percentage of revenues, labor and benefit costs decreased to 35.1% for the current thirteen week period from 35.8% for the prior year comparable thirteen week period. This percentage decrease is primarily due to increased efficiencies and productivity related to hourly labor and our ability to leverage the fixed nature of management labor as a result of higher comparable sales.

For new restaurants, labor and benefit costs will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes and resulting staff requirements at our new restaurants. As such, the timing of new restaurant openings has had and will continue to have an effect on labor and benefit costs.

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $2.6 million, or 30.7%, to $10.9 million during the thirteen weeks ended July 4, 2006 from $8.3 million during the comparable thirteen week period of 2005. The increase reflects additional operating and occupancy expenses related to the nine new restaurants we opened since the thirteen weeks ended July 3, 2005. As a percentage of revenues, occupancy and operating expenses decreased to 18.8% for the thirteen week period from 18.9% for the prior year comparable thirteen week period. This slight decrease is primarily due to leverage from higher comparable sales.

General and Administrative Expenses. General and administrative expenses increased by $1.9 million, or 58.2%, to $5.0 million during the thirteen weeks ended July 4, 2006 from $3.2 million during the comparable thirteen week period of 2005. Included in general and administrative costs for the thirteen weeks ended July 4, 2006 is $399,000 of stock-based compensation expense related to the adoption of Statement No. 123(R). Excluding this amount, general and administrative costs increased $1.5 million, or 45.7%. This increase was principally due to planned investments in additional field supervision and corporate infrastructure to support our growth, increased investments in our restaurant management recruiting and training program and training expenses related to the rollout of our new kitchen display system and our labor scheduling system to our restaurants. During 2006, we expect to continue to add resources to the corporate support and field supervision activities in preparation for the planned openings of as many as 11 new restaurants this year and as many as 13 new restaurants during 2007. As a percentage of revenues, general and administrative expenses increased to 8.7% for the thirteen week period from 7.2% for the prior year comparable thirteen week period. Approximately 70 basis points of this percentage increase is the result of stock-based compensation due to the adoption of Statement No. 123(R) in the quarter, with the remaining increase being due primarily to the factors noted above.

Depreciation and Amortization. Depreciation and amortization increased by $630,000, or 37.9%, to $2.3 million during the thirteen weeks ended July 4, 2006 from $1.7 million during the comparable thirteen week period of 2005. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment related to new restaurant development. As a percentage of revenues, depreciation and amortization remained relatively flat compared to the same period last year.

Restaurant Opening Expense. Restaurant opening expense increased by $166,000, or 14.6%, to $1.3 million during the thirteen weeks ended July 4, 2006 from $1.1 million during the comparable thirteen week period of 2005. The increase was primarily due to the new restaurants we opened during the period, opening costs for three other restaurants that were either opened prior to this quarter or will subsequently open this year and pre-opening rent related to the adoption of FSP 13-1 (described below). During the thirteen weeks ended July 4, 2006 and July 3, 2005, we opened two and four restaurants, respectively. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Effective January 4, 2006, we began expensing non-cash “holiday” rent during each restaurant’s construction period to restaurant opening expense in accordance with the adoption of FSP13-1, “Accounting for Rental Costs Incurred During a Construction Period.” We anticipate this non-cash rent to average approximately $50,000 to $60,000 per restaurant. As a result, we anticipate higher restaurant opening costs this year compared to prior years.

Interest Income, Net. Net interest income increased by $33,000, or 11.3%, to $325,000 during the thirteen weeks ended July 4, 2006 from $292,000 during the comparable thirteen week period of 2005. This increase is primarily due to higher interest rates earned on our investments in marketable securities.

Other Income, Net. Net other income decreased to $4,000 during comparable thirteen weeks ended July 4, 2006 from $70,000 during the comparable thirteen week period of 2005, a decrease of $66,000. This decrease is primarily due to our decision to discontinue lottery ticket sales in our Oregon restaurants.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended July 4, 2006 was 34.0% compared to 32.3% for the comparable thirteen week period of 2005. The effective income tax rate for the thirteen weeks ended July 4, 2006 differs from the statutory income tax rate primarily due to anticipated FICA tip credits and the non-deductibility of incentive stock options. We currently estimate our effective tax rate to be approximately 34.0% to 35.0% for fiscal 2006. However, the actual effective tax rate for fiscal 2006 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

Twenty-Six Weeks Ended July 4, 2006 Compared to Twenty-Six Weeks Ended July 3, 2005.

Revenues. Total revenues increased by $29.8 million, or 36.6%, to $111.2 million during the twenty-six weeks ended July 4, 2006 from $81.4 million during the comparable twenty-six week period of 2005. The $29.8 million increase in revenues consisted of an approximate $25.1 million increase in restaurant sales from new restaurants not yet in our comparable sales base, and an approximate $4.3 million or 6.3% increase from comparable restaurant sales. The increase in comparable restaurant sales benefited from a menu price increase of approximately 1.7% with the rest due to increased customer counts and menu mix shifts.

Cost of Sales. Cost of sales increased by $7.9 million, or 38.2%, to $28.4 million during the twenty-six weeks ended July 4, 2006 from $20.6 million during the comparable twenty-six week period of 2005. As a percentage of revenues, cost of sales increased to 25.6% for the current twenty-six week period from 25.3% for the prior year comparable twenty-six week period. This increase is primarily a result of increased costs for seafood, general grocery items and fuel surcharges from our distributors, partially offset by the impact of menu price increases.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $9.6 million, or 33.1%, to $38.7 million during the twenty-six weeks ended July 4, 2006 from $29.1 million during the comparable twenty-six week period of 2005. This increase was primarily due to the opening of nine new restaurants since the twenty-six weeks ended July 3, 2005. As a percentage of revenues, labor and benefit costs decreased to 34.8% for the current twenty-six week period from 35.7% for the prior year comparable twenty-six week period. This percentage decrease is primarily due to increased efficiencies and productivity related to hourly labor and our ability to leverage the fixed nature of management labor as a result of higher comparable sales.

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $5.8 million, or 37.7%, to $21.2 million during the twenty-six weeks ended July 4, 2006 from $15.4 million during the comparable twenty-six week period of 2005. The increase reflects additional operating and occupancy expenses related to the nine new restaurants we opened since the twenty-six weeks ended July 3, 2005. As a percentage of revenues, occupancy and operating expenses increased to 19.1% for the twenty-six week period from 18.9% for the prior year comparable twenty-six week period. This slight increase is primarily due to higher energy costs and increased dining and kitchen supplies partially offset by higher leverage from comparable sales.

General and Administrative Expenses. General and administrative expenses increased by $3.6 million, or 58.7%, to $9.7 million during the twenty-six weeks ended July 4, 2006 from $6.1 million during the comparable twenty-six week period of 2005. Included in general and administrative costs for the twenty-six weeks ended July 4, 2006 is $848,000 of stock-based compensation expense related to the adoption of Statement No. 123(R). Excluding this amount, general and administrative costs increased $2.7 million, or 44.9%. This increase was the result of our planned investments in field supervision and corporate infrastructure to support our growth coupled with higher restaurant management recruiting and training costs. As a percentage of revenues, general and administrative expenses increased to 8.7% for the twenty-six week period from 7.5% for the prior year comparable twenty-six week period. Approximately 70 basis points of this percentage increase is the result of stock-based compensation due to the adoption of Statement No. 123(R) in the first quarter of 2006, with the remaining increase being due primarily to the factors noted above.

Depreciation and Amortization. Depreciation and amortization increased by $1.4 million, or 45.0%, to $4.4 million during the twenty-six weeks ended July 4, 2006 from $3.1 million during the comparable twenty-six week period of 2005. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment related to new restaurant development. As a percentage of revenues, depreciation and amortization remained relatively flat compared to the same period last year.

Restaurant Opening Expense. Restaurant opening expense increased by $235,000, or 11.2%, to $2.3 million during the twenty-six weeks ended July 4, 2006 from $2.1 million during the comparable twenty-six week period of 2005. We opened five new restaurants during each of the twenty-six week periods of 2006 and 2005. This increase is primarily due to construction rent expensed related to the adoption of FSP 13-1. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Interest Income, Net. Net interest income increased by $375,000, or 95.4%, to $768,000 during the twenty-six weeks ended July 4, 2006 from $393,000 during the comparable twenty-six week period of 2005. This increase is primarily due to increased investments after the completion of our private placement in March 2005 coupled with higher interest rates.

Other Income, Net. Net other income decreased to $32,000 during comparable twenty-six weeks ended July 4, 2006 from $117,000 during the comparable twenty-six week period of 2005, a decrease of $85,000. This decrease is primarily due to our decision to discontinue lottery ticket sales in our Oregon restaurants.

Income Tax Expense. Our effective income tax rate for the twenty-six weeks ended July 4, 2006 was 34.4% compared to 32.2% for the comparable twenty-six week period of 2005. The effective income tax rate for the twenty-six weeks ended July 4, 2006 differs from the statutory income tax rate primarily due to FICA tip credits and the non-deductibility of incentive stock options. We currently estimate our effective tax rate to be approximately 34.0% to 35.0% for fiscal 2006. However, the actual effective tax rate for fiscal 2006 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are principally related to our restaurant growth plans. Our primary growth objective is to achieve a 20% to 25% increase in total restaurant operating weeks during each of fiscal 2006 and 2007. Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for substantially all of our restaurant locations. We are typically required to expend cash to construct and furnish new restaurant facilities. We currently expect to open as many as 11 and 13 new restaurants during fiscal 2006 and 2007, respectively. We believe that our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not currently required to be reflected as indebtedness on our consolidated balance sheets, the minimum rents and related fixed asset obligations under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. We also require capital resources to maintain our existing base of restaurants and brewery operations and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

Our cash flows from operating activities, as detailed in the consolidated statements of cash flows, provided $8.2 million of net cash during the twenty-six weeks ended July 4, 2006, a $100,000 decrease from the $8.3 million generated during the comparable twenty-six week period of 2005. The decrease in cash from operating activities is primarily due to the timing of payments to vendors included in accrued expenses partially offset by increased net income, higher depreciation expense due to more restaurants, increased credit card receipts in-transit classified as receivables and non-cash stock-based compensation expense.

For the twenty-six weeks ended July 4, 2006, total capital expenditures were $24.5 million of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $19.6 million. These expenditures were primarily related to the construction of our new restaurants in Westminster, Colorado and Elk Grove, Natomas and Temecula, California, Reno, Nevada and El Paso, Texas. El Paso, Texas opened on July 11, 2006 and Temecula, California is expected to open later this year. In addition, total capital expenditures related to the maintenance of existing restaurants and expenditures related to restaurant and corporate systems were $2.5 million and $2.4 million, respectively.

On March 11, 2005, we sold 2.75 million shares of common stock at a purchase price of $15.50 per share for $40.3 million (net of approximately $2.2 million in related fees and expenses). The proceeds are currently being utilized to fund the expansion of our restaurant operations.

On December 15, 2005, we established a $10 million unsecured revolving line of credit (the “Line of Credit”) which expires on December 31, 2008. Availability under the Line of Credit is reduced by outstanding letters of credit primarily supporting our self insurance programs. As of July 4, 2006, there were no funded borrowings outstanding under the Line of Credit; however there was $1.4 million outstanding in letters of credit. Borrowings under the Line of Credit will bear interest at 1% per annum in excess of the applicable LIBOR rate.

Prior to the March 2005 equity offering, we funded our capital requirements primarily through cash flows from operations and proceeds received from the exercise of redeemable warrants during 2002. As of August 1, 2006, we have entered into 10 signed leases, for which the restaurants have not yet began operations, and we expect to enter into additional leases for new restaurant locations. Our capital requirements related to opening additional restaurants will continue to be significant. We currently anticipate our capital expenditures for 2006 to be approximately $50 million related to the construction of our new restaurants and a 15,000 barrel brewery in Reno, Nevada, the purchase of land underlying two new restaurants, image enhancement remodels in some of our older restaurants as well as normal maintenance capital expenditures and the investment in our restaurant toolsets.

Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our current cash flow and our cash and investments balances together with anticipated cash flows from operations should be sufficient to satisfy our working capital and capital expenditure requirements through fiscal 2006. Based on our current restaurant expansion plan and subject to market conditions, we expect to seek additional funds to finance our future growth and operations in the future. There can be no assurance that such funds will be available when required or available on terms acceptable to us.

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

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of July 4, 2006, no impairment indicators have been identified.

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

Leases

We lease the majority of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) and subsequent amendments, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. All of our restaurant leases are classified as operating leases pursuant to the requirements of SFAS 13. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that may be reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord construction contributions can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof.

Stock-based Compensation

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders.

Prior to January 4, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123). No stock-based employee compensation cost was recognized in our Statement of Income for the thirteen weeks and twenty-six weeks ended July 3, 2005 as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 4, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement No. 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the thirteen weeks and twenty-six weeks ended July 4, 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

FASB Statement No. 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results.

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

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the twenty-six weeks ended July 4, 2006, the average pre-tax interest rate earned on cash and cash equivalents and investments was approximately 4.3%.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 28, 2006, we held our Annual Meeting of Shareholders. Shareholders voted upon the election of directors and the ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 2, 2007.

Paul A. Motenko, Jeremiah J. Hennessy, Gerald W. Deitchle, James A. Dal Pozzo, Shann M. Brassfield, John F. Grundhofer, J. Roger King, Peter A. Bassi and Larry D. Bouts all of whom were directors prior to the Annual Meeting and were nominated for re-election, were re-elected at the meeting. The following votes were cast for each of the nominees:

Name	For	Authority Withheld
Paul A. Motenko	18,709,033	207,172
Jeremiah J. Hennessy	18,708,933	207,272
Gerald W. Deitchle	18,709,033	207,172
James A. Dal Pozzo	18,194,355	721,850
Shann M. Brassfield	18,706,275	209,930
John F. Grundhofer	18,780,443	135,762
J. Roger King	18,700,855	215,350
Peter A. Bassi	18,855,143	61,062
Larry D. Bouts	18,704,485	211,720

There were no abstentions or broker non-votes with respect to the election of directors.

The shareholders also approved the ratification of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 2, 2007. The following votes were cast on the ratification: 18,912,558 For; 2,900 Against; 747 Abstain. There were no broker non-votes.

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Bylaws of the Company, incorporated by reference to Exhibits 3.2 of the Registration Statement.

3.3	Certificate of amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report on Form 10-K.

3.4	Amendment to Bylaws of the Company, incorporated by reference to Exhibit 3.4 of the 2004 Annual Report on Form 10-K.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

31	Section 302 Certifications of Chief Executive Officers and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officers and Chief Financial.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC. (Registrant)

August 7, 2006	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chief Executive Officer, President and Director

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Financial Officer