Form 10-Q
period 2006-10-03
BJs RESTAURANTS INC
filed 2006-10-31
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 3, 2006

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

As of October 27, 2006, there were 22,919,566 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended October 3, 2006

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 3, 2006 (Unaudited)	January 3, 2006
Assets
Current assets:
Cash and cash equivalents	$12,836	$8,144
Investments	16,944	41,703
Accounts and other receivables	2,096	2,377
Inventories	1,760	1,723
Prepaids and other current assets	1,471	1,897
Deferred income taxes	2,273	2,387

Total current assets	37,380	58,231
Property and equipment, net	134,603	99,773
Goodwill	4,673	4,673
Notes receivable	803	853
Other assets, net	438	428

Total assets	$177,897	$163,958

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,183	$4,930
Accrued expenses	18,436	21,475

Total current liabilities	27,619	26,405
Deferred income taxes	1,605	1,961
Other liabilities	8,139	5,693

Total liabilities	37,363	34,059
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 22,920 and 22,742 shares issued and outstanding as of October 3, 2006 and January 3, 2006, respectively	105,894	105,295
Capital surplus	6,572	3,559
Retained earnings	28,068	21,045

Total shareholders’ equity	140,534	129,899

Total liabilities and shareholders’ equity	$177,897	$163,958

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 3, 2006	October 4, 2005	October 3, 2006	October 4, 2005
Revenues	$61,796	$47,578	$172,995	$128,956
Costs and expenses:
Cost of sales	16,043	12,057	44,525	32,670
Labor and benefits	21,427	17,201	60,129	46,278
Occupancy and operating expenses	12,039	9,103	33,263	24,513
General and administrative	5,099	3,430	14,817	9,552
Depreciation and amortization	2,619	1,835	7,067	4,902
Restaurant opening expense	1,308	899	3,647	3,003

Total costs and expenses	58,535	44,525	163,448	120,918

Income from operations	3,261	3,053	9,547	8,038

Other income:
Interest income, net	321	369	1,089	762
Other income, net	5	4	37	121

Total other income	326	373	1,126	883

Income before income taxes	3,587	3,426	10,673	8,921
Income tax expense	1,215	1,117	3,650	2,885

Net income	$2,372	$2,309	$7,023	$6,036

Net income per share:
Basic	$0.10	$0.10	$0.31	$0.28

Diluted	$0.10	$0.10	$0.30	$0.26

Weighted average number of shares outstanding:
Basic	22,918	22,682	22,869	21,934

Diluted	23,693	24,001	23,751	23,163

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirty-Nine Weeks Ended
	October 3, 2006	October 4, 2005
Cash flows from operating activities:
Net income	$7,023	$6,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,067	4,902
Deferred income taxes	(242)	746
Stock-based compensation expense	1,302	—
Changes in assets and liabilities:
Accounts and other receivables	283	638
Inventories	(37)	(248)
Prepaids and other current assets	426	2,618
Other assets, net	(15)	21
Accounts payable	4,253	(1,506)
Accrued expenses	(3,039)	(428)
Other liabilities	1,404	(584)
Landlord contribution for tenant improvements	1,042	4,650

Net cash provided by operating activities	19,467	16,845
Cash flows from investing activities:
Purchases of property and equipment	(41,677)	(26,806)
Proceeds from investments sold	39,651	93,500
Purchases of investments	(14,892)	(126,064)
Collection of notes receivable	50	55

Net cash used in investing activities	(16,868)	(59,315)
Cash flows from financing activities:
Proceeds from sale of common stock	—	40,294
Excess tax benefit from stock-based compensation	1,494	823
Proceeds from exercise of stock options	599	1,465

Net cash provided by financing activities	2,093	42,582

Net increase in cash and cash equivalents	4,692	112
Cash and cash equivalents, beginning of period	8,144	3,766

Cash and cash equivalents, end of period	$12,836	$3,878

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,260	$(526)

Supplemental disclosure of non-cash financing activity:

For the thirty-nine weeks ended October 3, 2006, $217 stock-based compensation related to the development and construction of our new restaurants in accordance with FASB Statement No. 123(R), Share-Based Payment was capitalized.

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

Effective the fiscal third quarter of 2005, we changed our fiscal week-end from Sunday to Tuesday. This change was completed to facilitate operational efficiencies by transferring certain administrative tasks away from the weekends when our restaurants are busiest. Accordingly, the thirty-nine weeks ended October 3, 2006 contain 273 days as compared to 275 days for the thirty-nine weeks ended October 4, 2005.

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

2. INVESTMENTS

All investments are classified as held-to-maturity and are reported at amortized cost. Realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	October 3, 2006	January 3, 2006
U.S. and government agency securities	$2,466	$982
U.S. corporate notes and bonds	14,478	40,721

Total investments	$16,944	$41,703

Average maturities for our total investment portfolio as of October 3, 2006 and January 3, 2006 were approximately 2 months and 3 months, respectively. All short term investments are investment grade securities.

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

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 3, 2006	October 4, 2005	October 3, 2006	October 4, 2005
Numerator:
Net income for basic and diluted net income per share	$2,372	$2,309	$7,023	$6,036

Denominator:
Weighted average shares outstanding - basic	22,918	22,682	22,869	21,934
Effect of dilutive common stock options	775	1,319	882	1,229

Weighted average shares outstanding - diluted	23,693	24,001	23,751	23,163

For the thirteen weeks and thirty-nine weeks ended October 3, 2006 and October 4, 2005, there were approximately 382,680 and 418,130 stock options outstanding whereby the exercise price exceeded the average common stock market value, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

4. RELATED PARTY

As of October 3, 2006, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 19.9% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently the Company’s largest supplier of food, beverage and paper products. In 2004, Jacmar also acquired ownership of the Shakey’s pizza parlor chain. In July 2006, after an extensive competitive bidding process, the Company entered into a three-year agreement with Distribution Market Advantage (DMA) for its company-wide foodservice distribution requirements. DMA is a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. Jacmar will continue to service the Company’s restaurants in California, while other DMA distributors will service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $20.5 million and $18.5 million of food, beverage and paper products for the thirty-nine weeks ended October 3, 2006 and October 4, 2005, respectively, which represents 46.0% and 56.6% of our total costs for these products. We had trade payables related to these products of approximately $1.4 million and $2.3 million at October 3, 2006 and October 4, 2005, respectively.

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

Prior to January 4, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123). No stock-based employee compensation cost was recognized in our Statement of Income for the thirteen weeks and thirty-nine weeks ended October 4, 2005 as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 4, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement No. 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the thirteen weeks and thirty-nine weeks ended October 3, 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

Prior to the adoption of Statement No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Statement of Cash Flows. Statement No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the thirty-nine weeks ended October 3, 2006, the $1.5 million excess tax benefit classified as financing cash inflow would have been classified as an operating cash inflow if we had not adopted Statement No. 123(R).

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

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 3, 2006 As Reported	October 4, 2005 Pro Forma	October 3, 2006 As Reported	October 4, 2005 Pro Forma
Net income before stock based compensation	$2,655	$2,309	$7,869	$6,036
Stock based compensation:
Labor and benefits	(10)	(3)	(29)	(22)
General and administrative	(425)	(441)	(1,273)	(2,405)
Tax benefit of stock based compensation	152	160	456	876

Net income	$2,372	$2,025	$7,023	$4,485

Basic net income per share:
Net income before stock based compensation	$0.11	$0.10	$0.35	$0.28
Stock based compensation, net	(0.01)	(0.01)	(0.04)	(0.08)

Basic net income per share	$0.10	$0.09	$0.31	$0.20

Diluted net income per share:
Net income before stock based compensation	$0.11	$0.10	$0.34	$0.26
Stock based compensation, net	(0.01)	(0.02)	(0.04)	(0.07)

Diluted net income per share	$0.10	$0.08	$0.30	$0.19

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	October 3, 2006	October 4, 2005
Expected volatility	38.78%	40.49%
Risk free interest rate	4.46%	3.94%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$9.49	$7.30

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, without limitation: (i) our ability to manage an increasing number of new restaurant openings, (ii) construction delays, (iii) labor shortages, (iv) minimum wage increases, (v) food quality and health concerns, (vi) factors that impact California, where 35 of our current 54 restaurants are located (as of October 27, 2006), (vii) restaurant and brewery industry competition, (viii) impact of certain brewery business considerations, including, without limitation, dependence upon suppliers and related hazards, (ix) consumer trends, (x) potential uninsured losses and liabilities, (xi) fluctuating commodity costs including food and energy, (xii) trademark and servicemark risks, (xiii) government regulations, (xiv) licensing costs (xv) beer and liquor regulations, (xvi) loss of key personnel, (xvii) inability to secure acceptable sites, (xviii) limitations on insurance coverage, (xix) legal proceedings, (xx) other general economic and regulatory conditions and requirements and (xxi) numerous other matters discussed in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 3, 2006. See Part II, Item 1A – “Risk Factors” of this Form 10-Q.

GENERAL

On October 27, 2006, we owned and operated 54 restaurants located in California, Oregon, Colorado, Arizona, Texas and Nevada. A licensee also operates one restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery ® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse ® which receives the beer it sells from one of our breweries or an approved third party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill ® which is a smaller format, full service restaurant. Our menu features our BJ’s ® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie ® dessert. Our 11 BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary hand-crafted beers are produced and sold.

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from our gift cards are recognized upon redemption in our restaurants. Until the redemption of gift cards occurs, all outstanding balances on such cards are included as a liability in our consolidated balance sheets.

Cost of sales is comprised of food and beverage supplies. The components of cost of sales are variable and typically fluctuate with sales volumes. Labor and benefit costs include direct hourly and management wages, bonuses and payroll taxes and fringe benefits for restaurant employees (including stock-based compensation related to restaurant level employees). Occupancy and operating expenses include restaurant supplies, credit card fees, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended October 3, 2006 and October 4, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

Effective the fiscal third quarter of 2005, we changed our fiscal week-end from Sunday to Tuesday. This change was completed to facilitate operational efficiencies by transferring certain administrative tasks away from the weekends when our restaurants are busiest. Accordingly, our third quarter of 2006 contains 91 days and ended on Tuesday, October 3, 2006 as compared to our third quarter of 2005, which contained 93 days, and ended on Tuesday, October 4, 2005. Additionally, the thirty-nine weeks ended October 3, 2006 contain 273 days as compared to 275 days for the thirty-nine weeks ended October 4, 2005.

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 3, 2006	October 4, 2005	October 3, 2006	October 4, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.0	25.3	25.7	25.3
Labor and benefits	34.7	36.2	34.8	35.9
Occupancy and operating expenses	19.5	19.1	19.2	19.0
General and administrative	8.3	7.2	8.6	7.4
Depreciation and amortization	4.2	3.9	4.1	3.8
Restaurant opening expense	2.1	1.9	2.1	2.3

Total costs and expenses	94.8	93.6	94.5	93.7

Income from operations	5.2	6.4	5.5	6.3
Other income:
Interest income, net	0.5	0.8	0.6	0.6
Other income, net	—	—	—	0.1

Total other income	0.5	0.8	0.6	0.7

Income before income taxes	5.7	7.2	6.1	7.0
Income tax expense	2.0	2.3	2.1	2.2

Net income	3.7%	4.9%	4.0%	4.8%

Thirteen Weeks Ended October 3, 2006 Compared to Thirteen Weeks Ended October 4, 2005.

Revenues. Total revenues increased by $14.2 million, or 29.9%, to $61.8 million during the thirteen weeks ended October 3, 2006 from $47.6 million during the comparable thirteen week period of 2005. The $14.2 million increase in revenues consisted of an approximate $10.4 million increase in restaurant sales from new restaurants not yet in our comparable sales base, and an approximate $2.0 million, or 5.3%, increase from comparable restaurant sales, offset by $705,000 of additional revenues due to the two additional operating days in the prior year. The increase in comparable restaurant sales benefited from a menu price increase of approximately 2.5% with the rest due to increased customer counts and menu mix shifts. We believe that our new computerized kitchen display system (KDS) and related “quality fast” service enhancements, introduced during the first half of 2006, enabled our restaurant operators to process a greater amount of customers during peak meal periods.

Cost of Sales. Cost of sales increased by $4.0 million, or 33.1%, to $16.0 million during the thirteen weeks ended October 3, 2006 from $12.1 million during the comparable thirteen week period of 2005. As a percentage of revenues, cost of sales increased to 26.0% for the current thirteen week period from 25.3% for the prior year comparable thirteen week period. This increase is primarily a result of temporary transitional costs and inefficiencies that resulted from our new distribution and produce supplier agreements with DMA and another produce company effective July 2006; increased produce costs as a result of record high temperatures experienced in the produce-growing areas of California this summer and continuing diesel fuel surcharges from our distributors, partially offset by the impact of menu price increases.

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

Labor and Benefits. Labor and benefit costs for our restaurants increased by $4.2 million, or 24.6%, to $21.4 million during the thirteen weeks ended October 3, 2006 from $17.2 million during the comparable thirteen week period of 2005. This increase was primarily due to the opening of ten new restaurants since the thirteen weeks ended October 4, 2005. As a percentage of revenues, labor and benefit costs decreased to 34.7% for the current thirteen week period from 36.2% for the prior year comparable thirteen week period. This percentage decrease is primarily due to increased leverage of the fixed component of our labor costs with higher sales, coupled with slightly improved hourly labor productivity resulting from the new web-based labor scheduling and analysis system that was introduced during the first half of 2006.

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

The California minimum hourly wage is scheduled to increase by $0.75 to $7.50 on January 1, 2007. An additional $0.50 increase is scheduled for January 1, 2008. As of October 27, 2006, 35 of our 54 restaurants in operation are located in California. In order to substantially offset the expected increase in our California hourly labor costs, we will implement an approximate 1.7% effective menu price increase in our California restaurants effective with our regularly scheduled menu update in mid-November 2006. We expect other foodservice operators to increase their menu prices in California as well. However, there can be no absolute assurance that the planned menu price increase will cover the incremental cost of the higher minimum wage (see Impact of Inflation).

As previously noted in the Company’s 2005 annual report and accompanying letter to shareholders, the Company is in the final stages of structuring a meaningful performance-based equity incentive plan for its restaurant general managers, executive kitchen managers and field supervision personnel. The recruitment, retention and motivation of highly qualified restaurant management personnel remains extremely critical to the successful execution of the Company’s national restaurant expansion plan, as well as to the correct and consistent execution of its established high volume, operationally complex restaurants. Most of the Company’s highly successful competitors in the “casual-plus” or “premium casual” segment already offer total compensation programs to their restaurant managers and field supervision personnel that include a meaningful equity component. The Company must continue to improve its ability to successfully compete for the best available restaurant management and supervision talent on a national basis. Company management believes that, by hiring and retaining the most qualified restaurant management and supervision talent available, the Company’s opportunity for sustained profitable performance and growth should be significantly enhanced. The new equity incentive plan, “BJ’s Gold Standard Stock Ownership Plan,” is currently expected to consist of awards of restricted stock units that will have five-year vesting and performance requirements. The annualized pre-tax compensation expense associated with these awards is currently expected to average approximately $16,000 per restaurant on an ongoing basis. The Company intends to grant equity awards to its existing restaurant management personnel as well as to managers of new restaurants going forward. The Company expects to achieve certain longer-term benefits from implementing the new equity incentive plan in terms of improved operational execution and lower expenses related to restaurant manager turnover. However, there can be no absolute assurance that such benefits will be achieved. The Company anticipates incurring approximately $825,000-900,000 in additional non-cash equity compensation expense during fiscal 2007 related to this new equity incentive plan. The non cash equity compensation expense for field supervision will be reflected in the Company’s general and administrative expenses and the non cash equity compensation expense for restaurant management will be reflected in restaurant labor expense.

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $2.9 million, or 32.3%, to $12.0 million during the thirteen weeks ended October 3, 2006 from $9.1 million during the comparable thirteen week period of 2005. The increase reflects additional operating and occupancy expenses related to the ten new restaurants we opened since the thirteen weeks ended October 4, 2005. As a percentage of revenues, occupancy and operating expenses increased to 19.5% for the thirteen week period from 19.1% for the prior year comparable thirteen week period. This increase is primarily due to higher energy costs and increased dining and kitchen supplies partially offset by increased leverage of the fixed component of these expenses with higher sales.

General and Administrative Expenses. General and administrative expenses increased by $1.7 million, or 48.7%, to $5.1 million during the thirteen weeks ended October 3, 2006 from $3.4 million during the comparable thirteen week period of 2005. Included in general and administrative costs for the thirteen weeks ended October 3, 2006 is $425,000 of stock-based compensation expense related to the adoption of Statement No. 123(R). Excluding this amount, general and administrative costs increased $1.2 million, or 36.3%. This increase was principally due to planned investments in additional field supervision and corporate infrastructure to support our growth and increased investments in our restaurant management recruiting and training program. During 2006, we expect to continue to add resources to the corporate support and field supervision activities in preparation for the planned openings of as many as 11 new restaurants this year and as many as 13 new restaurants during 2007. We also expect to continue to increase our investment in higher quality restaurant manager recruits to support our national growth plan. As a percentage of revenues, general and administrative expenses increased to 8.3% for the thirteen week period from 7.2% for the prior year comparable thirteen week period. Approximately 70 basis points of this percentage increase is the result of stock-based compensation due to the adoption of Statement No. 123(R), with the remaining increase being due primarily to the factors noted above.

In order to add capacity to support the expected future growth of our restaurant and brewery operations, as well as to provide more professional restaurant manager training and culinary R&D capabilities, we plan to relocate our home office support staff and activities to a larger leased facility in Huntington Beach, CA during the first quarter of 2007. We expect the annual expense related to our new leased home office will be approximately $360,000 higher compared to the same expense for 2006. The total fixed rental commitment related to the new office lease is approximately $3.8 million for 68.5 months.

Depreciation and Amortization. Depreciation and amortization increased by $784,000, or 42.7%, to $2.6 million during the thirteen weeks ended October 3, 2006 from $1.8 million during the comparable thirteen week period of 2005. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment related to new restaurant development. As a percentage of revenues, depreciation and amortization increased to 4.2% for the thirteen week period from 3.9% for the prior year comparable thirteen week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating systems.

Restaurant Opening Expense. Restaurant opening expense increased by $409,000, or 45.5%, to $1.3 million during the thirteen weeks ended October 3, 2006 from $899,000 million during the comparable thirteen week period of 2005. The increase was primarily due to the new restaurants we opened during the period, opening costs for five other restaurants that were either opened prior to this quarter or will subsequently open this year and pre-opening rent related to the adoption of FSP 13-1 (described below). During the thirteen weeks ended October 3, 2006 and October 4, 2005, we opened two and one restaurants, respectively. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

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

Interest Income, Net. Net interest income decreased by $48,000, or 13.0%, to $321,000 during the thirteen weeks ended October 3, 2006 from $369,000 during the comparable thirteen week period of 2005. This decrease is primarily due to lower investment balances offset by higher interest rates compared to the same quarter as last year.

Other Income, Net. Net other income increased to $5,000 during comparable thirteen weeks ended October 3, 2006 from $4,000 during the comparable thirteen week period of 2005, an increase of $1,000.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended October 3, 2006 was 33.9% compared to 32.6% for the comparable thirteen week period of 2005. The effective income tax rate for the thirteen weeks ended October 3, 2006 differs from the statutory income tax rate primarily due to anticipated FICA tip credits and the non-deductibility of incentive stock options. We currently estimate our effective tax rate to be approximately

34.0% to 35.0% for fiscal 2006. However, the actual effective tax rate for fiscal 2006 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

Thirty-Nine Weeks Ended October 3, 2006 Compared to Thirty-Nine Weeks Ended October 4, 2005.

Revenues. Total revenues increased by $44.0 million, or 34.1%, to $173.0 million during the thirty-nine weeks ended October 3, 2006 from $129.0 million during the comparable thirty-nine week period of 2005. The $44.0 million increase in revenues consisted of an approximate $37.7 million increase in restaurant sales from new restaurants not yet in our comparable sales base, and an approximate $6.4 million or 6.0% increase from comparable restaurant sales, offset by $705,000 of additional revenues due to the two additional operating days in the prior year. The increase in comparable restaurant sales benefited from a menu price increase of approximately 2.0% with the rest due to increased customer counts and menu mix shifts.

Cost of Sales. Cost of sales increased by $11.9 million, or 36.3%, to $44.5 million during the thirty-nine weeks ended October 3, 2006 from $32.7 million during the comparable thirty-nine week period of 2005. As a percentage of revenues, cost of sales increased to 25.7% for the current thirty-nine week period from 25.3% for the prior year comparable thirty-nine week period. This increase is primarily a result of increased costs for seafood, temporary transitional inefficiencies that resulted from the change in our principal foodservice and produce distribution arrangements, increased produce costs as a result of record high temperatures in the produce-growing areas of California this summer and continuing diesel fuel surcharges from our distributors, partially offset by the impact of menu price increases.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $13.9 million, or 29.9%, to $60.1 million during the thirty-nine weeks ended October 3, 2006 from $46.3 million during the comparable thirty-nine week period of 2005. This increase was primarily due to the opening of ten new restaurants since the thirty-nine weeks ended October 4, 2005. As a percentage of revenues, labor and benefit costs decreased to 34.8% for the current thirty-nine week period from 35.9% for the prior year comparable thirty-nine week period. This percentage decrease is primarily due to increased leverage of the fixed component of our labor costs with higher sales, coupled with slightly improved hourly labor productivity resulting from the new web-based labor scheduling and analysis system that was introduced during the first half of 2006.

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $8.8 million, or 35.7%, to $33.3 million during the thirty-nine weeks ended October 3, 2006 from $24.5 million during the comparable thirty-nine week period of 2005. The increase reflects additional operating and occupancy expenses related to the ten new restaurants we opened since the thirty-nine weeks ended October 4, 2005. As a percentage of revenues, occupancy and operating expenses increased to 19.2% for the thirty-nine week period from 19.0% for the prior year comparable thirty-nine week period. This increase is primarily due to higher energy costs and increased dining and kitchen supplies partially offset by our ability to leverage the fixed nature of many of these costs as a result of higher comparable sales.

General and Administrative Expenses. General and administrative expenses increased by $5.3 million, or 55.1%, to $14.8 million during the thirty-nine weeks ended October 3, 2006 from $9.6 million during the comparable thirty-nine week period of 2005. Included in general and administrative costs for the thirty-nine weeks ended October 3, 2006 is $1.3 million of stock-based compensation expense related to the adoption of Statement No. 123(R). Excluding this amount, general and administrative costs increased $4.0 million, or 41.8%. This increase was the result of our planned investments in field supervision and corporate infrastructure to support our growth coupled with higher restaurant management recruiting and training costs. As a percentage of revenues, general and administrative expenses increased to 8.6% for the thirty-nine week period from 7.4% for the prior year comparable thirty-nine week period. Approximately 80 basis points of this percentage increase is the result of stock-based compensation due to the adoption of Statement No. 123(R), with the remaining increase being due primarily to the factors noted above.

Depreciation and Amortization. Depreciation and amortization increased by $2.2 million, or 44.2%, to $7.1 million during the thirty-nine weeks ended October 3, 2006 from $4.9 million during the comparable thirty-nine week period of 2005. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment related to new restaurant development. As a percentage of revenues, depreciation and amortization increased to 4.1% for the thirty-nine week period from 3.8% for the prior year comparable thirty-nine week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating systems.

Restaurant Opening Expense. Restaurant opening expense increased by $644,000, or 21.4%, to $3.6 million during the thirty-nine weeks ended October 3, 2006 from $3.0 million during the comparable thirty-nine week period of 2005. During the thirty-nine weeks ended October 3, 2006 and October 4, 2005, we opened seven and six restaurants, respectively. This increase is primarily due to additional restaurants compared to prior year end and construction rent expensed related to the adoption of FSP 13-1. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Interest Income, Net. Net interest income increased by $327,000, or 42.9%, to $1.1 million during the thirty-nine weeks ended October 3, 2006 from $762,000 during the comparable thirty-nine week period of 2005. This increase is primarily due to increased investments after the completion of our private placement in March 2005 coupled with higher interest rates.

Other Income, Net. Net other income decreased to $37,000 during comparable thirty-nine weeks ended October 3, 2006 from $121,000 during the comparable thirty-nine week period of 2005, a decrease of $84,000. This decrease is primarily due to our decision to discontinue lottery ticket sales in our Oregon restaurants.

Income Tax Expense. Our effective income tax rate for the thirty-nine weeks ended October 3, 2006 was 34.2% compared to 32.3% for the comparable thirty-nine week period of 2005. The effective income tax rate for the thirty-nine weeks ended October 3, 2006 differs from the statutory income tax rate primarily due to FICA tip credits and the non-deductibility of incentive stock options. We currently estimate our effective tax rate to be approximately 34.0% to 35.0% for fiscal 2006. However, the actual effective tax rate for fiscal 2006 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are principally related to our restaurant growth plans. While our ability to achieve our growth plans is dependent on a variety of factors, many of which are outside of our control, our primary growth objective is to achieve a 20% to 25% increase in total restaurant operating weeks during each of fiscal 2006 and 2007. Our base of established restaurant operations is not yet large enough to generate enough free cash flow from operations to totally fund our planned expansion. Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for substantially all of our restaurant locations. However, from time to time, we may be required to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. We are typically required to expend cash to perform certain site–related work and to construct and equip our restaurant buildings. We have opened seven new restaurants during the first three quarters of fiscal 2006 and we currently expect to open as many as four more during the remainder of fiscal 2006. And, we currently expect to open as many as 13 new restaurants during fiscal 2007. We believe that our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not currently required to be reflected as indebtedness on our consolidated balance sheets, the minimum rents and related fixed asset obligations under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. We also require capital resources to maintain our existing base of restaurants and brewery operations and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

Our cash flows from operating activities, as detailed in the consolidated statements of cash flows, provided $19.5 million of net cash during the thirty-nine weeks ended October 3, 2006, a $2.6 million increase from the $16.9 million generated during the comparable thirty-nine week period of 2005. The increase in cash from operating activities is due to the timing of payments to vendors included in accounts payable, increased net income, higher depreciation expense due to more restaurants, increased credit card receipts in-transit classified as receivables and non-cash stock-based compensation expense, partially offset by the timing of payments to vendors included in accrued expenses.

For the thirty-nine weeks ended October 3, 2006, total capital expenditures were $41.7 million of which expenditures for the acquisition of land, restaurant and brewery equipment and leasehold improvements to construct new restaurants were $34.6 million. These expenditures were primarily related to the construction of our seven new restaurants opened by the end of the third quarter as well as expenditures on four additional restaurants expected to open in the fourth quarter of 2006. In addition, total capital expenditures related to the maintenance of existing restaurants and expenditures related to restaurant and corporate systems were $3.8 million and $3.3 million, respectively.

On March 11, 2005, we sold 2.75 million shares of common stock at a purchase price of $15.50 per share for $40.3 million (net of approximately $2.2 million in related fees and expenses). The proceeds are currently being utilized to fund the expansion of our restaurant operations.

On December 15, 2005, we established a $10 million unsecured revolving line of credit (the “Line of Credit”) which expires on December 31, 2008. Availability under the Line of Credit is reduced by outstanding letters of credit primarily supporting our self insurance programs. As of October 3, 2006, there were no funded borrowings outstanding under the Line of Credit; however there was $1.4 million outstanding in letters of credit. Borrowings under the Line of Credit will bear interest at 1% per annum in excess of the applicable LIBOR rate.

Prior to the March 2005 equity offering, we funded our capital requirements primarily through cash flows from operations and proceeds received from the exercise of redeemable warrants during 2002. As of October 27, 2006, we have entered into nine signed leases or purchase agreements, for which the restaurants have not yet began operations, and we expect to enter into additional leases for new restaurant locations. Our capital requirements related to opening additional restaurants will continue to be significant. We currently anticipate our capital expenditures for 2006 to be approximately $50 million related to the construction of our new restaurants and a 15,000 barrel brewery in Reno, Nevada, the purchase of land underlying two new restaurants, image enhancement remodels in some of our older restaurants as well as normal maintenance capital expenditures and the investment in our restaurant toolsets.

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

IMPACT OF INFLATION

The impact of inflation on food, labor, energy and occupancy costs can significantly affect our operations. Many of our employees are paid hourly rates related to federal and state minimum wage laws. Minimum wages have been increased numerous times and remain subject to future increases. The California minimum wage is scheduled to increase by $0.75 to $7.50 on January 1, 2007 and an additional $0.50 on January 1, 2008. While we have been able to react to inflation, minimum wage increases and other changes in our costs of key operating expenses by gradually increasing prices for our menu items, combined with reduced purchasing costs, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. We do anticipate increasing our menu prices to substantially offset the impact of the 2007 California minimum wage increase, however competitive conditions could limit our menu pricing flexibility. We cannot guarantee that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. Many of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

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

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of October 3, 2006, no impairment indicators have been identified.

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

Prior to January 4, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123). No stock-based employee compensation cost was recognized in our Statement of Income for the thirteen weeks and Thirty-nine weeks ended October 4, 2005 as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 4, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement No. 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the thirteen weeks and thirty-nine weeks ended October 3, 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

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

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the market value of marketable securities and also affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the thirty-nine weeks ended October 3, 2006, the average pre-tax interest rate earned on cash and cash equivalents and investments was approximately 4.4%. As of October 3, 2006, we held $16.9 million in investments in marketable securities. A hypothetical 10% decline in the market value of these securities would result in a $1.7 million unrealized loss and a corresponding decline in their fair value. The hypothetical decline would not affect our cash flows unless and until we disposed of the securities prior to maturity.

We are also exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $10 million Line of Credit. There were no borrowings outstanding under the Line of Credit as of the end of the third fiscal quarter of 2006. Borrowings under the Line of Credit bear interest at LIBOR plus 1%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California Superior Court, Case Number BC310146, and on March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to arbitration of the action. No further court action has been taken since that date. The parties are scheduling a mediation settlement meeting, on a non binding basis, for the first quarter of next year. The outcome of this matter cannot be ascertained at this time.

On June 10, 2005, a former employee filed a complaint against us in Los Angeles County, California, Superior Court, Case Number BC 336317. The allegations of this complaint were described in our Form 10-K for the fiscal year ended January 3, 2006. The same plaintiff filed a separate individual complaint on July 11, 2005, in another Los Angeles County, California, Superior Court alleging that he was wrongfully terminated in violation of public policy and was discriminated against because of his alleged disability. The same plaintiff filed a claim with the Workers’ Compensation Appeals Board alleging injuries of stress, strain and harassment. The parties have agreed to settle the cases, including the workers’ compensation claim, without any admission of liability by us. The settlement includes payment by us of an amount which is not material.

On February 16, 2006, a former employee filed a lawsuit in Orange County, California, Superior Court, Case Number 06CC00030, on behalf of herself and allegedly other employees, for alleged failure to provide rest periods and meal periods and violation of California Business and Professions Code Section 17200. We have answered the complaint, denying the allegations and raising various additional defenses. The outcome of this matter cannot be ascertained at this time.

On March 15, 2006, a former employee filed a lawsuit in Los Angeles County, California, Superior Court, Case Number BC 349038, and on June 9, 2006, filed an amended complaint, on behalf of himself and allegedly others employed by us as servers, alleging unlawful tip pooling distribution and unfair competition under California law. The lawsuit asks for return of tips in an unspecified amount, an injunction requiring proper tip pool distribution, restitution of an unspecified amount, and statutory penalties for each employee required to tip pool contrary to law in an amount which cannot now be determined. We have filed a demurrer, stating the plaintiff’s lawsuit has no legal merit, and other pleadings contesting plaintiff’s lawsuit. The Court is expected to rule on the demurrer in the fourth quarter of this year. The Court has also ordered a mediation settlement meeting, to take place before a date in the first quarter of 2007. The outcome of this matter cannot be ascertained at this time.

Item 1A.	RISK FACTORS

A discussion of the significant risks associated with investments in our securities are set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2006. There have been no material changes in the risks related to us from those disclosed in such Annual Report. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Bylaws of the Company, incorporated by reference to Exhibits 3.2 of the Registration Statement.

3.3	Certificate of amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report on Form 10-K.

3.4	Amendment to Bylaws of the Company, incorporated by reference to Exhibit 3.4 of the 2004 Annual Report on Form 10-K.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	Employee Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan.

10.2	Employment Agreement of Tom Norton, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 11, 2006

10.3	Summary of 2007 Board Compensation, incorporated by reference to Item 1.01 of the Current Report on Form 8-K filed by the Company on July 14, 2006

31	Section 302 Certifications of Chief Executive Officers and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officers and Chief Financial.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC. (Registrant)

October 27, 2006	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chief Executive Officer, President and Director

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Financial Officer