Form 10-K
period 2007-01-02
BJs RESTAURANTS INC
filed 2007-03-13
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-21423

BJ’S RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

California	33-0485615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7755 Center Avenue

Suite 300

Huntington Beach, California 92647

(714) 500-2400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Stock, No Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, July 4, 2006, was $480,175,195, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market.

As of February 15, 2007, 26,061,366 shares of the common stock of the Registrant were outstanding.

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

These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent us from achieving our stated goals include, but are not limited to:

•	If we do not successfully expand our restaurant operations and maintain our historical restaurant level economics, our growth rate and results of operations would be adversely affected.

•

Our ability to open new restaurants on schedule in accordance with our projected growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

•	Our future operating results may fluctuate significantly due to our limited number of existing restaurants and the expenses required to open new restaurants, and the timing of new restaurant openings.

•	Our expansion into new markets may present increased risks due to our unfamiliarity with the markets and the unfamiliarity of consumers with our concept in these markets.

•	Labor shortages, both for hourly and restaurant management employees, or increases in labor costs could slow our growth or adversely affect our business.

•	Our expansion into certain new markets may impact the leveragability of our handcrafted beer brewing activities, based on certain regulatory and supply chain constraints in these markets.

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

ASSUMPTIONS USED IN THIS REPORT

Throughout this report, our fiscal years ended January 2, 2007, January 3, 2006, January 2, 2005, December 28, 2003 and December 29, 2002 are referred to as fiscal years 2006, 2005, 2004, 2003 and 2002, respectively. Our fiscal year consists of 52 or 53 weeks. In fiscal 2005, we changed our year end to the Tuesday closest to December 31, from the Sunday closest to December 31. As such, fiscal 2005 included 52 weeks and two days. Fiscal 2004 included 53 weeks. All other years were 52 weeks. All prior quarters consisted of 13 weeks except for the third quarter of 2005, which consisted of 13 weeks and two days and the fourth quarter of 2004 which consisted of 14 weeks.

ITEM 1.	BUSINESS

GENERAL

BJ’s Restaurants, Inc. (the “Company” or “BJ’s”) owned and operated 55 restaurants at the end of fiscal 2006, located in California, Oregon, Colorado, Arizona, Texas and Nevada. A licensee also operates one restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery ® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse ® which receives the beer it sells from one of our breweries or an approved third party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill ® which is a smaller format, full service restaurant. Our menu features our BJ’s ® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie ® dessert. Our 12 BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary hand-crafted beers are produced and sold.

The first BJ’s restaurant was opened in 1978 in Orange County, California and centered on bringing the unique flavor of deep dish pizza to California. In 1991 our current Co-Chairmen assumed the operations of the restaurants and in 1995 purchased the restaurants and concept from the founders. Our initial public offering of common stock occurred in 1996. Over the years we expanded the BJ’s concept from its beginnings as a small pizzeria to a full service, high energy casual dining restaurant with over 100 menu items, including specialty salads, soups, pastas, sandwiches, entrees and desserts. In 1996 we introduced our own handcrafted beers through our first BJ’s Restaurant & Brewery in Brea, California. Since that time we have opened additional BJ’s Restaurants & Breweries where our handcrafted beers are manufactured for sale in many of our restaurants. The differentiated, high-quality handcrafted beers have added a unique dimension to the BJ’s concept which further distinguishes BJ’s from many other restaurant concepts. Over the years, our renowned beers have earned 19 medals at the Great American Beer Festival, including Gold, Silver and Bronze medals in 2006.

Our internet address is http://www.bjsrestaurants.com. Electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available, free of charge, by visiting the “Investor Relations” section of http://www.bjsrestaurants.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC). We caution you that the information on our website is not part of this or any other report we file with, or furnish to, the SEC.

RESTAURANT CONCEPT AND MENU

Our primary growth objective is to gradually expand BJ’s unique high energy, premium casual dining concept nationwide by providing a genuine commitment to passionately connect with every guest, on every visit, through flawless and relentless execution of every detail during every shift. We believe by providing this commitment to our guests we should have the best opportunity to generate significant repeat business and generate our expected return on our investments in new restaurants. To achieve these objectives we plan to increase our development of the BJ’s Restaurant & Brewery and the BJ’s Restaurant & Brewhouse restaurants in new and existing markets in a carefully controlled manner.

Our core product is our deep-dish differentiated Chicago-style pizza, which has been highly acclaimed since it was originally developed in 1978. Approximately 16% of restaurant sales consist of deep-dish pizza. This unique version of Chicago-style pizza is unusually light, with a crispy, flavorful crust, which we believe has a broader appeal than other versions of deep-dish pizza. The pizza is topped with high-quality meats, fresh vegetables and a blend of five cheeses, including mozzarella cheese. In the past, BJ’s pizza has been awarded “best pizza” honors by restaurant critics and public opinion polls in Orange County, California, where the BJ’s concept originated.

In addition to our pizza, we have a broad menu with approximately 100 items featuring specialty salads, soups, pastas, sandwiches, entrees and desserts. Examples of our other menu offerings include Santa Fe Spring Rolls, BBQ Chicken Chopped Salad, Blackened New York Steak, Cajun Pasta, Halibut Fish Tacos and our famous BJ’s Pizookie ® dessert. All of our menu items are prepared to order using high quality ingredients. This broad menu is an important factor in our differentiation from the other casual dining competitors. Our entrees generally range in price from $8.50 to $19.95 and our average guest check in 2006 was in the $10.50 to $11.50 range. This extensive menu and moderate pricing allows BJ’s to appeal to a variety of guests and dining occasions, including everyday lunch and dinner, special occasions, and late night business. We believe these unique attributes have been a significant factor in our comparable restaurant sales increases of 5.8%, 4.6% and 3.8% for the fiscal years ended 2006, 2005, and 2004, respectively.

Our large, flexible kitchens allow us to adapt to changing consumer tastes and trends. Generally we review our menu appeal, pricing and menu mix twice a year and typically replace lower selling menu items with new menu items. All new menu items are first evaluated by our internal menu development group and then tested in selected restaurants before any roll-out to all of our restaurants.

All of our restaurants feature our award winning hand-crafted beers, which we believe not only differentiate us from other restaurant concepts, but also makes a statement towards our approach to provide quality and uniqueness to our guests in everything we do. Generally, we offer 6 standard beers along with a rotating selection of seasonal handcrafted specialty beers. The majority of our beers are produced at breweries currently located in 12 of our restaurants and then distributed to all of our locations. We also have contract brewing arrangements with qualified third-party craft brewers in which we utilize their excess capacity to produce our hand-crafted beers under our proprietary recipes. During 2006, our breweries produced approximately 27,000 barrels of beer, and contracted brewers produced approximately 5,300 barrels of beer.

RESTAURANT OPERATIONS

We believe our larger format brewery and brewhouse restaurants, on average, generate relatively high guest counts compared to most other casual dining concepts. In order to effectively and efficiently serve our guests we carefully select, train and supervise our employees. The typical management team for a BJ’s Restaurant & Brewery and BJ’s Restaurant & Brewhouse consists of a general manager, a kitchen or executive kitchen manager and four to five other managers depending on the sales volume for each restaurant. Additionally, each restaurant typically has approximately 150 hourly employees, many of whom work part-time. The general manager is responsible for the day to day operations of their restaurant, including hiring, training, and the development of personnel, as well as operating results. The kitchen or executive kitchen manager is responsible for product quality, purchasing, inventory, food cost and kitchen labor costs. The general manager of each restaurant reports to a regional or area director, who reports to a regional vice president, who in turn reports to our Senior Vice President of Restaurant Operations. We currently have eight regional or area directors and three regional vice presidents. In addition we have a Vice President of Kitchen Operations and six culinary training managers who help educate, coach and develop the kitchen personnel and oversee the food execution, which is the essence of the BJ’s dining experience.

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

In order to maintain our high standards, all new restaurant management and hourly staff undergo formal training from certified trainers at each restaurant. These certified trainers oversee the execution by position for each new employee and are also utilized in new restaurant openings. Our hourly staff goes through a series of in-depth interactive training for their positions and our management team goes through a comprehensive 10-week management training program dedicated to all aspects of the business including food, hospitality and brewing. Our management training program is closely monitored by our regional trainers and our Career Development Department.

Our future growth and success is highly dependent upon our ability to attract, develop and retain qualified employees to correctly operate our restaurants. We attempt to accomplish this by providing our employees opportunities for increased responsibilities and advancement as well as performance based incentives based on numerous financial and service metrics. We also support our employees by offering competitive wages, competitive benefits, including a 401(k) plan with a company match, medical insurance and dining discounts. Additionally, beginning in 2007 all of our general managers, executive kitchen managers, culinary training managers and our area and regional directors are eligible for the Gold Standard Stock Ownership Program under our 2005 Equity Incentive Plan. This program is a long term wealth building program based on restricted stock units of the Company that is dependent on the participant’s extended service with us in their respective positions and their achievement of certain agreed upon performance objectives during that service period (generally 5 years).

BREWERY OPERATIONS

Our brewery operations originated in 1996 with the opening of the first large format BJ’s Restaurant & Brewery location in Brea, California. Over the years we have gradually increased the number of brewery locations as well as enlisted qualified third party craft brewers to produce our proprietary beer for our growing restaurant needs for high quality handcrafted beer. Today, our proprietary beer represents approximately 11% of revenues for us and is an essential attribute of the BJ’s experience that further distinguishes BJ’s from many other restaurant concepts. In 2006, our breweries produced approximately 27,000 barrels of beer and contracted craft brewers produced approximately 5,300 barrels of beer. Our breweries are typically staffed with a chief brewer and an assistant brewer, which report to a regional brewmaster. Production planning and quality control are monitored by our corporate brewery department. Additionally, our breweries periodically send out samples of each batch of BJ’s beer to a third party independent laboratory for monitoring and quality control.

In the fall of 2006, we constructed an additional brewery as part of our Reno, Nevada restaurant with estimated capacity to produce 15,000 barrels each year. This new brewery, which has three times the productive capacity of many of our existing breweries, should help us meet our beer demands for 2007 based on our current expansion plans. Additionally, we believe that the economies of scale that can be achieved from this larger brewery are significant and therefore during 2007 we intend to rebalance all of our brewery production with a goal to reduce the delivered cost of beer to our restaurants. As part of this rebalancing effort, we may de-commission up to four of our smaller, less efficient breweries and shift their brewery production to our Reno brewery location. The de-commissioning of breweries may result in the disposal of brewery related assets.

As we continue to grow our restaurants we need to carefully manage our brewing capacity. Currently, we believe the combination of our new Reno brewery, in addition to our other operating breweries, plus increased contract brewing will provide us with the beer production capacity necessary to meet our restaurant growth for the near future. However, we will continue to evaluate the benefits associated with brewery ownership versus contract brewing and consider the variables such as availability of production capacity, brewery quality control procedures, federal and state laws, consistency of corporate and brand strategy and the costs associated with contract brewing versus the costs associated with brewery ownership. We may also seek to enter into strategic brewing and distribution arrangements with other brewing entities.

SITE SELECTION AND EXPANSION OBJECTIVES

Our larger format, approximately 8,500 square-feet, BJ’s Restaurant & Brewhouse is expected to represent the majority of our growth in the near term. We may also construct new BJ’s Restaurant & Breweries as necessary in order to supply our restaurants with our hand-crafted beers. Over the next several years we expect to continue to expand in both our existing markets and new markets. In 2007, we anticipate to open as many as 13 new BJ’s Restaurant & Brewhouse locations. This approach allows us to better leverage costs associated with regional supervision and enables us to increase our brand awareness and purchasing efficiencies. Based on information currently available, we expect to open as many as two, four, three, and four new restaurants during the first through fourth quarters of fiscal 2007, respectively. However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control. As of February 15, 2007, we have 10 signed letters of intent already in hand for potential 2008 openings.

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

We typically lease our locations for primary periods of 15 to 20 years. Our restaurants can either be freestanding or in-line and therefore we may utilize both ground leases and built-to-suit leases. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We are also generally responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases. We expend cash for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our leased premises. We may also expend cash for structural additions that we make to leased premises. At times we may have some of our leasehold improvement costs reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. However, there can be no assurance that such contributions will be available for every potential location that we seek to develop into a new restaurant. Generally, the landlord will charge us additional rent for any construction contributions provided. We may also purchase properties if they become available.

NEW UNIT ECONOMICS

On average, we target a 1-to-1 sales-to-fully capitalized investment ratio and a 25% fully capitalized return on investment or 30% return on our capital investment once our restaurants reach their mature level of operations. Maturation periods vary from restaurant to restaurant, but generally range from two to four years. We target our new restaurants to achieve sales of approximately $600 per productive square foot, or approximately $5.0 million based on our prototype BJ’s Restaurant & Brewhouse of 8,500 square feet. However, these targets may vary based on the capital investment requirements for the restaurant and the markets selected for development. In 2006, our restaurants that were open for the entire year achieved sales greater than our targeted $600 per productive square foot target. Our investment costs for new restaurants vary significantly depending on geography and type of restaurant (Brewery compared to Brewhouse). In general, our cash expenditure for leasehold improvements and furniture, fixtures and equipment, excluding any improvement allowance we may receive from the landlord, average $450 per square foot. The return-on-investment performance targets for our restaurant operations do not consider field supervision and corporate support expenses; exclude non-cash items such as depreciation expense; exclude income taxes; and do not represent a targeted return on an investment in our common stock. Additionally, actual performance of any location may differ from its originally targeted performance due to a variety of factors, many of which are outside of our control. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. See “Risk Factors” in Part I, Item 1A of this 10-K for a discussion of certain risks relating to the development and operation of our restaurants.

MARKETING

Our marketing program is primarily focused on community-based promotions and customer referrals. Our philosophy relating to the BJ’s restaurants has been to “spend our marketing dollars on the plate,” or use funds that would typically be allocated to marketing to provide enhanced food, service and ambiance to our existing guests. We believe this is the best way to protect and enhance our guest visit frequency. Our expenditures on advertising and marketing were less than 1% of sales in both 2006 and 2005.

We focus on the local community and charitable causes, providing food and resources for many worthwhile events, which has benefited us in our relations with our surrounding communities. Our commitment to supporting worthwhile causes is exemplified by our “Cookies for Kids” program, which provides a donation to the Cystic Fibrosis Foundation for each Pizookie sold. Our contributions under the “Cookies for Kids” program was $250,000 in both fiscal 2006 and 2005. In addition, we donated pre-opening sales proceeds of $120,000 related to the 11 new restaurant openings in 2006 to the Cystic Fibrosis Foundation and approximately $106,000 to local charities.

INFORMATION SYSTEMS

We utilize an integrated information system to manage the flow of information within each restaurant and between the restaurants and the corporate office. These systems includes a point-of-sale local area network, an automated kitchen display system and a labor scheduling and productivity analyzer system. Our point of sale system is used to record sales transactions and send the menu orders to our kitchen. Additionally, the point of sale system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information and to produce a variety of management reports. Our kitchen display system, which was implemented in 2006, is integrated into our point of sales system and automates the timing of the firing of different food items on the cook line. Additionally, in 2006 we implemented our web-based labor scheduler and productivity analyzer which automates the labor scheduling for the managers and employees and produces a number of different productivity reports for our management team. All of our systems provide information to our corporate office on a daily basis, which enables our senior management to continually monitor our operating results.

We anticipate continually updating both our restaurant information systems and our corporate office information systems on annual basis. In 2007 we expect to implement a theoretical food cost system which will allow us to better measure our product yields and product waste in our kitchens. Additionally, we anticipate implementing a front desk table management system which will help automate the host position by mathematically calculating wait times, seat availability and seating flow in our restaurants.

SUPPLY CHAIN MANAGEMENT

Our supply chain management department procures all of our food ingredients, products and supplies for our restaurants and brewery operations. We seek to obtain the highest quality ingredients, products and supplies from reliable sources at competitive prices. We continually research and evaluate various food ingredients, products and supplies for consistency and compare them to our detailed specifications. In order to provide the high quality ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant’s kitchen manager determines its daily usage requirements for food ingredients, products and supplies and places all orders from approved vendors. The kitchen managers also inspect all deliveries daily to ensure that the items received meet our quality specifications and negotiated prices. We have competitively priced, high quality alternative manufacturers, vendors, growers and distributors available should the need arise.

We negotiate short-term and long-term contracts depending on demand for the commodities used in the preparation of our products. These contracts generally average in duration from two to twelve months. The majority of our most important items are contracted annually to stabilize prices and ensure availability. In 2006 we entered into a new three-year distribution agreement with a cooperative of multiple food distributors located throughout the United States. We have a non-exclusive contract with this cooperative on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Additionally, in 2006 we entered into a separate national contract with the largest foodservice distributor of fresh produce in the United States to distribute all of our produce and our beer, where legally permitted.

Jacmar Foodservice Distribution, a related party, is a member of our primary foodservice distributor cooperative and is our primary distributor of our food and operating supplies for our California restaurants. See “Related Party Transactions.”

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

RELATED PARTY TRANSACTIONS

As of January 2, 2007, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 16.9% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently the Company’s largest supplier of food, beverage and paper products. In 2004, Jacmar also acquired ownership of the Shakey’s pizza parlor chain. In July 2006, after an extensive competitive bidding process, the Company entered into a three-year agreement with a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. Jacmar will continue to service the Company’s restaurants in California, while other system distributors will service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with $27.1 million, $24.8 million and $19.3 million of food, beverage and paper products for fiscal 2006, 2005 and 2004, respectively, which represent 44.2%, 54.6% and 57.1% of our total costs for these products, respectively. We had trade payables due to Jacmar related to these products of $1.1 million and $2.3 million at January 2, 2007 and January 3, 2006, respectively.

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

TEAM MEMBERS

At February 15, 2007, we employed 6,438 employees at our 55 restaurants, who we refer to as team members. Most of these employees were part-time employees. We also employed 108 administrative and field supervisory personnel at our corporate offices. We believe that we maintain favorable relations with our employees, and currently no unions or collective bargaining arrangements exist.

INSURANCE

We maintain workers’ compensation, general liability, property insurance and other insurance coverage with deductibles and limits that we believe are currently appropriate for our operations. However, there is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits, or that we can continue to obtain and maintain such insurance at all or that our premium costs will not rise to an extent that they adversely affect our ability to economically obtain or maintain such insurance.

TRADEMARKS AND COPYRIGHTS

Our registered trademarks and service marks include, among others, the word mark “BJ’s Chicago Pizzeria”, and our stylized logo, which includes the words “BJ’s Pizza, Grill, Brewery”. In addition, we have registered the word marks “BJ’s Restaurant & Brewery,” “BJ’s Restaurant & Brewhouse” and “BJ’s Pizza & Grill,” for our restaurant services and “BJ’s Tatonka” and “Harvest Hefeweizen” for our proprietary beer and “Pizookie” for our proprietary dessert. We have registered all of these marks with the United States Patents and Trademark Office. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concepts. However, there are other restaurants using the name BJ’s throughout the United States. We have in the past, and expect to continue to, vigorously protect our proprietary rights. We cannot predict; however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and senior management employees:

Name	Age	Position
Paul A. Motenko	52	Co-Chairman of the Board, Vice President and Secretary
Jeremiah J. Hennessy	48	Co-Chairman of the Board
Gerald W. Deitchle	55	President, Chief Executive Officer
Gregory S. Levin	39	Chief Financial Officer
R. Dean Gerrie	55	Chief Design Officer
Gregory S. Lynds	45	Chief Development Officer
John D. Allegretto	43	Chief Supply Chain Officer
Thomas F. Norton	36	Chief Human Resource Officer
Alexander M. Puchner	44	Senior Vice President of Brewing Operations
Lon F. Ledwith	49	Vice President of Operations

PAUL A. MOTENKO (Co-Founder) has been Co-Chairman of the Board since February 2005. Since the Company’s inception in 1991, Mr. Motenko was the Chief Executive Officer, Co-Chairman of the Board, Vice President and Secretary. Prior to assuming operations for the Company, Mr. Motenko was a founding partner in the firm Motenko, Bachtelle & Hennessy from 1980 to 1991. In this capacity, Mr. Motenko provided accounting and consulting services to several restaurant companies, including BJ’s Chicago Pizzeria. From 1976 to 1980, Mr. Motenko was employed as an accountant and consultant for several accounting firms, including Kenneth Leventhal and Company and Peat, Marwick, Main.

JEREMIAH J. HENNESSY (Co-Founder) has been Co-Chairman of the Board since February 2005. Since the Company’s inception in 1991, Mr. Hennessey was the President, Chief Operating Officer and a Director. Prior to assuming operations for the Company, Mr. Hennessy was a partner in the firm Motenko, Bachtelle & Hennessy from 1988 to 1991 where he was extensively involved with food service and restaurant clientele. Prior to that, Mr. Hennessy served as a controller for a large Southern California construction company. Mr. Hennessy has also worked for various restaurant concepts, including Marie Callender’s and Knott’s Berry Farm.

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

GREGORY S. LEVIN has been the Chief Financial Officer of the Company since September 2005. From February 2004 to August 2005, Mr. Levin served as Chief Financial Officer and Secretary of SB Restaurant Company, a privately held company that operates the Elephant Bar Restaurants. From 1996 to 2004, Mr. Levin was employed by publicly-held California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President, Chief Financial Officer and Secretary. Earlier in his career, he served as an audit manager with Ernst & Young LLP.

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

GREGORY S. LYNDS has been the Chief Development Officer since July 2003. Prior to joining the Company, Mr. Lynds served as the Director of Real Estate of Darden Restaurants, Inc., the largest casual dining company in America. Prior to joining Darden, Mr. Lynds served as Vice President of Real Estate and Development for Wilshire Restaurant Group (Marie Callender’s and East Side Mario’s) and was a Partner responsible for expanding the Mimi’s Café brand.

JOHN D. ALLEGRETTO has been the Chief Supply Chain Officer since July 2005. From March 2003 to June 2005, Mr. Allegretto served as the Vice President of Supply Chain Management for Pick Up Stix Restaurants and Cal-International, Foods, Inc. Prior to that, Mr. Allegretto was the Director for The Walt Disney Company’s Strategic Sourcing group from October 1997 to February 2003.

THOMAS F. NORTON has been the Chief Human Resource Officer of the Company since September 2006. Mr. Norton joined the Company from American Golf Corporation. During the past three years, Mr. Norton served as American Golf’s Senior Vice-President of Human Resources. American Golf Corporation is one of the largest course management firms in the world with about 170 public, private, and resort courses under management, and with over 10,000 employees in 28 states. In 1992, Mr. Norton started his business career at American Golf in operations and later transitioned to the company’s human resources organization, serving as director of management recruiting/training and as Vice President of Human Resources.

LON F. LEDWITH has been the Senior Vice President of Restaurant Operations since April 2006 and as Vice President of Restaurant Operations since February 2004. From July 1981 to November 2003, Mr. Ledwith was employed by Brinker International, Inc., owner, operator and franchisor of various restaurant brands (Chili’s, Macaroni Grill, Maggiano’s, Corner Bakery and On The Border), with his last position as a Regional Vice President of Chili’s Grill & Bar.

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

We plan to accelerate the pace of new restaurant openings by opening as many as 13 new restaurants in 2007. This expansion and our future growth will increase demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

Our expansion into new markets may present increased risks due to our unfamiliarity with the areas and also due to consumer unfamiliarity with our concept.

As part of our expansion strategy, we plan to open new restaurants in markets in which we have no prior operating experience. New markets anticipated during 2007 will be Florida, Ohio and Oklahoma. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than restaurants in our existing markets, and there also may be little or no market awareness of our brands in these new markets. Due to these factors, sales at restaurants opening in new markets usually take longer to achieve sales levels that are comparable with our existing restaurants, if at all. In addition, we may incur costs related to the opening, operation and promotion of these new restaurants that are greater than those incurred in existing markets.

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

As of February 15, 2007, we operated 55 restaurants, 11 of which opened during 2006. The capital resources required to develop each new restaurant are significant. We estimate that the gross cash outlay to open a new BJ’s restaurant on leased ground, excluding any tenant allowance in which we may or may not obtain depending on each new restaurant project, currently ranges from $4.0 million to $5.0 million, inclusive of pre-opening expenses, which average approximately $450,000 to $475,000 including pre-opening rent. Actual costs may vary significantly depending upon a variety of factors, including the site, type of restaurant (brewery compared to brewhouse) and size of the restaurant and conditions in the local real estate and employment markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant and the average restaurant revenues of our new restaurants may cause our results of operations to fluctuate significantly. Moreover, poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could adversely affect our business, making the investment risks related to any one location much greater than those associated with many other restaurants.

Our inability to renew existing leases on favorable terms may adversely affect our results of operations.

As of February 15, 2007, 51 of our 55 restaurants are located on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent, subject to regional cost-of-living increases, and other leases include base rent with specified periodic increases. Other leases are subject to renewal at fair market value, which could involve substantial increases. Additionally, many leases require contingent rent based on a percentage of gross sales. In addition, certain of our leases will expire without an automatic renewal or option to renew. No assurance can be given that such leases can be renewed or, if renewed, that rents will not increase substantially.

A significant number of our restaurants are concentrated in California, which makes us particularly sensitive to economic, regulatory, weather and other conditions in that state.

As of February 15, 2007, 35 of our 55 restaurants were located in California. If our restaurants in California are adversely affected by changes in economic, regulatory, such as changes to California’s minimum wage rates or mandatory healthcare proposals and other conditions specific to California, our consolidated sales, financial condition and results of operations may decline.

We are dependent upon consumer trends and upon high visitor rates at the sites where our restaurants are located, and any adverse change in such consumer trends or visitor rates could adversely affect our business, revenues and results of operations.

Due to the nature of the restaurant industry, we are dependent upon consumer trends with respect to the public’s tastes, eating habits, public perception toward alcohol consumption and discretionary spending priorities, all of which can shift rapidly. We also are dependent upon high visitor rates at the sites surrounding our restaurants, which are primarily located in high-activity areas such as urban, retail, mixed-use and lifestyle centers, to attract guests to our restaurants. In general, such consumer trends and visitor rates are significantly affected by many factors, including national, regional or local economic conditions, changes in area demographics, public perception and attitudes, increases in regional competition, food, liquor and labor costs, traffic and shopping patterns, weather, natural disasters, interest rates and the availability and relative cost of gasoline. Our success will depend, in part, on our ability to anticipate and respond to such changing consumer preferences, tastes, eating and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. Any adverse change in any of the above factors and our inability to respond to such changes could cause our restaurant volumes to decline and adversely affect our business, revenues and results of operations.

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

New information or attitudes regarding diet and health could result in changes in regulations and consumer eating habits that could adversely affect our results of operations.

Regulations and consumer eating habits may changes as a result of new information or attitudes regarding diet and health. Such changes may include regulations that impact the ingredients and nutritional content of the food and beverages offered by us. For example, the New York City Board of Health has approved restrictions on the use of trans fats by restaurants. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer demand and have an adverse impact on our results of operations.

Negative publicity surrounding our restaurants or the consumption of beef, seafood, poultry/produce, beer or alcoholic beverages generally could adversely affect the popularity of our restaurants, our revenues and our results of operations.

The popularity of our restaurants, in general, and our menu offerings, in particular, are key factors to the success of our business. Incidents that occur at any of our restaurants may result in negative publicity, which could adversely affect our popularity. In addition, negative publicity resulting from poor food quality, illness, injury or other health concerns, whether related to one of our restaurants or to the restaurant, industry, beef, seafood, poultry or produce industries in general (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, Hepatitis A and other food-borne illnesses), or operating problems related to one or more of our restaurants, could make our brand and menu offerings less appealing to consumers.

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

We currently depend on regional food distribution service companies to provide food and beverage products to all of our restaurants. We also rely on contract brewers to provide us with beer in certain markets. If these regional distributors, or other distributors or suppliers, cease doing business with us, or cannot make a scheduled delivery to us because of weather or other issues, we could experience short-term supply shortages in some or all of our restaurants and could be required to purchase food and beverage products at higher prices until we are able to secure an alternative supply source. If these alternative suppliers do not meet our specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, guest patronage, revenues and results of operations, could be adversely affected. In addition, any delay in replacing our suppliers or distributors on acceptable terms could, in extreme cases, require us to remove temporarily items from the menus of one or more of our restaurants, which also could adversely affect our business.

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

We may not be able to produce or secure enough of our proprietary beer to meet our restaurant and consumer demand

Our signature beer is a key factor in the success of our business. Each year our brewery department forecasts our annual beer requirements based on our current restaurant requirements and expansion plans and determines our brewery production. Additionally, in certain states we have chosen to contract our beer using our recipes and quality assurance with established, high quality craft brewers. If these craft brewers cease doing business with us, or cannot make a scheduled delivery to us because of manufacturing or other issues, or if we cannot meet our internal brewing requirements, we could experience short-term supply shortages in some or all of our restaurants which may result in a loss of revenue. Additionally, if these craft brewers cease doing business with us we could be required to purchase or brew our own beer at higher prices until we are able to secure an alternative supply source. If these alternative suppliers do not meet our specifications, the consistency and quality of beer offerings, and thus our reputation, guest patronage, revenues and results of operations, could be adversely affected.

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

We purchase comprehensive insurance coverage, including workers’ compensation, general liability employment practices, fire and extended coverage and property insurance. However, such insurance is subject to limitations, including deductibles, exclusions and maximum liabilities covered. Moreover, there are certain types of losses that may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane and flood losses and certain employee practices. If such a loss should occur, we would, to the extent that we are not covered for such loss by insurance, suffer a loss of the capital invested in, as well as anticipated profits and cash flow from, such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business, to expand our operations or to develop additional restaurants. There is no assurance that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect us or our ability to economically obtain or maintain such insurance.

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

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated revenues, increased expenses or other events, including those described in this Form 10-K, may cause us to seek additional debt or equity financing on an accelerated basis in the event our cash flow is insufficient. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could adversely affect our growth and other plans as well as our financial condition. Additional equity financing, if available, may be dilutive to the holders of our common stock. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

RESTAURANT LOCATIONS AND EXPANSION PLANS

As of February 15, 2007, we own and operate seven BJ’s Pizza & Grill restaurants, 36 BJ’s Restaurant & Brewhouses and 12 BJ’s Restaurant & Brewery’s in six states as follows:

	BJ’s Pizza & Grill	BJ’s Restaurant & Brewhouse	BJ’s Restaurant & Brewery	Total
Arizona	—	3	1	4
California	6	23	6	35
Colorado	—	2	1	3
Nevada	—	1	1	2
Oregon	1	—	2	3
Texas	—	7	1	8

	7	36	12	55

The average square footage is as follows:

	BJ’s Pizza & Grill	BJ’s Restaurant & Brewhouse	BJ’s Restaurant & Brewery
Arizona	—	7,700	8,800
California	2,757	8,162	10,788
Colorado	—	8,150	5,500
Nevada	—	8,110	13,300
Oregon	4,350	—	6,135
Texas	—	7,901	10,710

Total Weighted Average	2,984	8,071	9,609

ITEM 3.	LEGAL PROCEEDINGS

Restaurants such as those operated by us are subject to customer litigation in the ordinary course of business, most of which we expect to be covered by our general liability insurance, subject to certain deductibles and coverage limits. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims, employee unfair practice claims or any other actions. We could be affected by the adverse publicity resulting from allegations, regardless of whether or not such allegations are valid or whether we are determined to be liable.

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California Superior Court, Case Number BC310146, and on March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. The parties have scheduled a mediation settlement meeting, on a non binding basis, during 2007. The outcome of this matter cannot be ascertained at this time.

On June 10, 2005, a former employee filed a complaint against us in Los Angeles County, California, Superior Court, Case Number BC 336317. The allegations of this complaint were described in our Form 10-K for the fiscal year ended January 3, 2006. The same plaintiff filed a separate individual complaint on July 11, 2005, in another Los Angeles County, California, Superior Court alleging that he was wrongfully terminated in violation of public policy and was discriminated against because of his alleged disability. The same plaintiff filed a claim with the Workers’ Compensation Appeals Board alleging injuries of stress, strain and harassment. In 2006, the parties settled the cases, including the workers’ compensation claim, without any admission of liability by us.

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

On March 15, 2006, a former employee filed a lawsuit in Los Angeles County, California, Superior Court, Case Number BC 349038, and on June 9, 2006, filed an amended complaint, on behalf of himself and allegedly others employed by us as servers, alleging unlawful tip pooling distribution and unfair competition under California law. The lawsuit asked for return of tips in an unspecified amount, an injunction requiring proper tip pool distribution, restitution of an unspecified amount, and statutory penalties for each employee required to tip pool contrary to law in an undetermined amount. We filed a demurrer, stating the plaintiff’s lawsuit had no legal merit, and other pleadings contesting plaintiff’s lawsuit. The Court ruled in our favor, sustaining the demurrer on all causes of action, and the case was dismissed. The time period in which the plaintiff may appeal this ruling will expire within the first quarter of 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY

Market Information

Our common stock (symbol BJRI) trades on The NASDAQ Global Select Market. All stock prices are closing prices per The NASDAQ Global Select Market. On February 15, 2007, the closing price of our Common Stock was $19.99 per share. The table below shows our high and low common stock closing sales prices as reported by the NASDAQ Global Select Market.

	Common Stock
	High	Low
Fiscal year ended January 2, 2007
First Quarter	$27.19	$23.53
Second Quarter	$27.33	$20.30
Third Quarter	$22.87	$17.77
Fourth Quarter	$22.86	$19.04
Fiscal year ended January 3, 2006
First Quarter	$20.00	$13.24
Second Quarter	$22.25	$17.65
Third Quarter	$24.26	$19.11
Fourth Quarter	$24.50	$19.10

As of February 15, 2007 we had approximately 150 shareholders of record and we estimate that there were approximately 2,700 beneficial shareholders.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative total shareholder return on our Common Stock against the cumulative return of the Standard & Poor 500 Stock Index and the Hemscott Industry Group Index (formerly known as the Media General Restaurant Group Index) for the past five years ended January 2, 2007. The graph assumes that $100 was invested at inception in our Common Stock and in each of the indices that all dividends were reinvested.

Equity Compensation Plan Information.

We have two equity compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our stockholders. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under these two plans as of January 2, 2007 (share numbers in thousands).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,337	$12.04	2,872
Equity compensation plans not approved by stockholders	—	$—	—

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

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended January 2, 2007 are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

Beginning in 2005, to conform to casual dining practices, we reclassified certain non food related items from cost of sales to operating and occupancy expenses and manager-in-training salaries from restaurant labor to general and administrative expenses. In 2005, these reclassifications were made to the prior years’ financial statements to conform to our current reporting standards. As such, we reclassified $1.6 million, $1.3 million, and $879,000 from cost of sales to operating and occupancy expenses for 2004, 2003, and 2002, respectively. We also reclassified $555,000 and $457,000 from labor and benefits to general and administrative expenses for 2004 and 2003, respectively. These reclassifications had no effect on operating income, net income or earnings per share.

	Fiscal Year (3)
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated statements of income data:
Revenues	$238,928	$178,210	$129,049	$102,959	$75,705
Costs and expenses:
Cost of sales	61,420	45,458	32,193	25,936	18,362
Labor and benefits	83,292	63,867	45,775	36,371	28,057
Occupancy & operating Expenses	46,198	33,987	25,242	21,014	15,210
General and administrative	19,832	13,290	11,365	8,954	7,774
Depreciation and amortization	9,983	6,984	5,249	3,928	2,714
Restaurant opening expense	5,253	3,520	2,918	1,467	1,717
Gain on sale of Pietro’s restaurants	—	—	(1,658)	—	—

Total costs and expenses	225,978	167,106	121,084	97,670	73,834
Income from operations	12,950	11,104	7,965	5,289	1,871
Other income (expense):
Interest income (expense), net	1,690	1,119	421	376	262
Other income (expense), net (1)	39	149	165	(228)	414

Total other income (expense)	1,729	1,268	586	148	676
Income before taxes	14,679	12,372	8,551	5,437	2,547
Income tax expense (2)	4,834	4,021	2,286	1,844	880

Net income	$9,845	$8,351	$6,265	$3,593	$1,667

Net income per share:
Basic	$0.42	$0.38	$0.32	$0.18	$0.10

Diluted	$0.41	$0.36	$0.30	$0.18	$0.09

Weighted average shares outstanding:
Basic	23,287	22,134	19,498	19,422	17,273

Diluted	24,131	23,381	20,570	20,482	18,775

Consolidated balance sheets data (end of period):
Cash and cash equivalents	$51,758	$8,144	$3,766	$4,899	$28,440
Investments	32,895	41,703	15,775	22,041	3,681
Total assets	249,849	163,958	100,866	83,705	77,849
Total long-term debt (including current portion)	–	–	–	153	561
Shareholders’ equity	202,862	129,899	78,780	71,051	66,616

(1)	Fiscal 2002 includes increased lottery earnings from our Pietro’s Pizza locations and license fee income from our interest in the BJ’s Lahaina, Maui, Hawaii location. Fiscal 2003 includes a $950,000 charge related to our meals & rest period settlement, partially offset by a $250,000 benefit related to other settlement proceeds.

(2)	Fiscal 2004 includes a $298,000 benefit for the elimination of the net deferred tax asset valuation allowances.
(3)	Fiscal 2005 consists of 52 weeks and two days, fiscal 2004 consists of 53 weeks and all other fiscal years consist of 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of February 15, 2007 we owned and operated 55 restaurants located in California, Oregon, Colorado, Arizona, Texas and Nevada. In addition we have one licensed restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery, a BJ’s Restaurant & Brewhouse, or a BJ’s Pizza & Grill restaurant. Our menu features our award-winning, signature deep-dish pizza, our own handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts.

The first BJ’s restaurant was opened in Orange County, California in 1978 as a small full service restaurant focusing on Chicago style deep-dish pizza. In 1991 our current Co-Chairmen assumed the operations of the restaurants and in 1995 purchased the restaurants from the original founders. In 1996, the Company opened its first large format restaurant and brewery in Brea, California and began to expand the menu to include appetizers, entrees, pastas, sandwiches, specialty salads and desserts.

As of February 15, 2007, we operated 12 BJ’s Restaurant & Brewery restaurants that manufacture our beer for our restaurants, 36 BJ’s Restaurant & Brewhouse restaurants, which are identical to our brewery restaurants except that they do not manufacture their own beer and seven BJ’s Pizza & Grill restaurants, which are primarily our original legacy restaurants. Our growth will focus on our BJ’s Restaurant & Brewhouse; however, we may continue to build additional BJ’s Restaurant & Brewery locations in certain areas where we believe it may be more appropriate to brew our own beer. We also have contract brewing arrangements in which we utilize the excess capacity of other highly qualified craft brewers to produce our hand-crafted beers under our proprietary recipes

In 1996 we purchased 19 additional restaurants in Oregon and Washington from Pietro’s Corp (“Pietro’s”) to expand our presence in the Northwest. The Pietro’s restaurants primarily served thin-crust pizza in a very casual counter-service environment. Over the next eight years we closed 13 of the Pietro’s restaurants and converted three restaurants to BJ’s locations. On March 15, 2004, we sold the remaining three Pietro’s restaurants to employees of those restaurants.

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

Newly opened restaurants experience higher cost of sales, labor and direct operating and occupancy costs for approximately their first 90 to 120 days of operations in both percentage and dollar terms when compared with our mature restaurants. Accordingly, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on restaurant opening expenses, cost of sales, labor and occupancy and operating expenses.

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

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Income expressed as percentages of total revenues.

	Fiscal Year
	2006	2005	2004	2003	2002
Consolidated statements of income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.7	25.5	24.9	25.2	24.3
Labor and benefits	34.9	35.8	35.5	35.3	37.1
Occupancy & operating Expenses	19.3	19.1	19.6	20.4	20.1
General and administrative	8.3	7.5	8.8	8.7	10.3
Depreciation and amortization	4.2	3.9	4.1	3.8	3.6
Restaurant opening expense	2.2	2.0	2.3	1.4	2.3
Gain on sale of Pietro’s restaurants	—	—	(1.3)	—	—

Total costs and expenses	94.6	93.8	93.9	94.8	97.7

Income from operations	5.4	6.2	6.1	5.2	2.3
Other income (expense):
Interest income (expense), net	0.7	0.6	0.3	0.4	0.3
Other income (expense), net	0.0	0.1	0.1	(0.2)	0.5

Total other income (expense)	0.7	0.7	0.4	0.2	0.8

Income before taxes	6.1	6.9	6.5	5.4	3.1

Income tax expense	2.0	2.3	1.8	1.8	1.2

Net income	4.1%	4.6%	4.7%	3.6%	1.9%

FISCAL YEAR 2006 (52 WEEKS) COMPARED TO FISCAL YEAR 2005 (52 WEEKS)

Revenues. Total revenues increased by $60.7 million, or 34.1%, to $238.9 million during the 52 weeks ended January 2, 2007 from $178.2 million during the comparable 52 week period of 2005. The $60.7 million increase in revenues consisted of an approximate $51.9 million increase in restaurant sales from new restaurants not in our comparable sales base for the prior period, and an approximate $8.6 million or 5.8% increase from comparable restaurant sales, offset by $705,000 of additional revenues in fiscal 2005 due to the two additional operating days in that year. The increase in comparable restaurant sales benefited from a menu price increase of approximately 2.4% with the rest due to increased customer counts and menu mix shifts.

Cost of Sales. Cost of sales increased by $15.9 million, or 35.1%, to $61.4 million during the 52 weeks ended January 2, 2007 from $45.5 million during the comparable 52 week period of 2005. As a percentage of revenues, cost of sales increased to 25.7% for the current 52 week period from 25.5% for the prior year comparable 52 week period. This increase is primarily a result of increased costs for seafood and produce, partially offset by the impact of menu price increases.

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

Labor and Benefits. Labor and benefit costs for our restaurants increased by $19.4 million, or 30.4%, to $83.3 million during the 52 weeks ended January 2, 2007 from $63.9 million during the comparable 52 week period of 2005. This increase was primarily due to the opening of 11 new restaurants since the 52 weeks ended January 3, 2006. As a percentage of revenues, labor and benefit costs decreased to 34.9% for the current 52 week period from 35.8% for the prior year comparable 52 week period. This percentage decrease is primarily due to increased leverage of the fixed component of our labor costs resulting from higher sales, coupled with improved hourly labor productivity which we believe resulted from our new web-based labor scheduling and analysis system that was introduced during the first half of 2006.

For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes expected at our restaurants.

Beginning in fiscal 2007, we implemented a performance-based equity incentive plan, BJ’s Gold Standard Stock Ownership Plan, for our restaurant general managers, executive kitchen managers and field supervision personnel. The new equity incentive plan consists of awards of restricted stock units that will require five-year service and performance commitments. The annualized non-cash pre-tax compensation expense associated with these awards is estimated to be approximately $900,000 for fiscal 2007.

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $12.2 million, or 35.9%, to $46.2 million during the 52 weeks ended January 2, 2007 from $34.0 million during the comparable 52 week period of 2005. The increase reflects additional operating and occupancy expenses related to the 11 new restaurants we opened since the 52 weeks ended January 3, 2006. As a percentage of revenues, occupancy and operating expenses increased to 19.3% for the 52 week period from 19.1% for the prior year comparable 52 week period. This increase is primarily due to higher energy costs and increased dining and kitchen supplies partially offset by our ability to leverage the fixed nature of many of these costs as a result of higher comparable sales.

General and Administrative Expenses. General and administrative expenses increased by $6.5 million, or 49.2%, to $19.8 million during the 52 weeks ended January 2, 2007 from $13.3 million during the comparable 52 week period of 2005. Included in general and administrative costs for the 52 weeks ended January 2, 2007 is $1.6 million of stock-based compensation expense related to the adoption of Statement No. 123(R), Share-Based Payment in January 2006. Excluding this amount, general and administrative costs increased $4.9 million, or 36.8%. This increase was the result of our planned investments in field supervision and corporate infrastructure to support our growth coupled with higher restaurant management recruiting and training costs. As a percentage of revenues, general and administrative expenses increased to 8.3% for the 52 week period from 7.5% for the prior year comparable 52 week period. Approximately 70 basis points of this percentage increase is the result of stock-based compensation due to the adoption of Statement No. 123(R) in January 2006, with the remaining 10 basis points increase being due primarily to the factors noted above.

Beginning in fiscal 2007, we relocated our corporate office to a larger leased facility to support our future growth. In connection with this relocation, we will incur approximately $410,000 of additional rent expense in fiscal 2007.

Depreciation and Amortization. Depreciation and amortization increased by $3.0 million, or 42.9%, to $10.0 million during the 52 weeks ended January 2, 2007 from $7.0 million during the comparable 52 week period of 2005. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment related to new restaurant development. As a percentage of revenues, depreciation and amortization increased to 4.2% for the 52 week period from 3.9% for the prior year comparable 52 week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating systems.

Restaurant Opening Expense. Restaurant opening expense increased by $1.7 million, or 49.2%, to $5.3 million during the 52 weeks ended January 2, 2007 from $3.5 million during the comparable 52 week period of 2005. During the 52 weeks ended January 2, 2007 and January 3, 2006, we opened 11 and nine restaurants, respectively. This increase is primarily due to additional restaurants compared to prior year end and construction rent expensed in the more recent period as a result of our adoption of FASB Statement of Position No. 13-1 (FSP 13-1), Accounting for Rental Costs Incurred During a Construction Period effective January 2006. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants, the rental costs of the restaurants and the complexity of the staff hiring and training process.

Interest Income, Net. Net interest income increased by $571,000, or 51.0%, to $1.7 million during the 52 weeks ended January 2, 2007 from $1.1 million during the comparable 52 week period of 2005. This increase is primarily due to increased investments after the completion of our private placements in March 2005 and November 2006 coupled with higher interest rates this year compared to last year.

Other Income, Net. Net other income decreased to $39,000 during comparable 52 weeks ended January 2, 2007 from $149,000 during the comparable 52 week period of 2005, a decrease of $110,000. This decrease is primarily due to our decision to discontinue lottery ticket sales in our Oregon restaurants.

Income Tax Expense. Our effective income tax rate for the 52 weeks ended January 2, 2007 was 32.9% compared to 32.5% for the comparable 52 week period of 2005. The effective income tax rate for the 52 weeks ended January 2, 2007 differs from the statutory income tax rate primarily due to FICA tip credits and the non-deductibility of incentive stock options. We currently estimate our effective tax rate to be approximately 34.0% to 35.0% for fiscal 2007. However, the actual effective tax rate for fiscal 2007 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

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

Interest Income, Net. Net interest income increased by $698,000, or 165.8%, to $1.1 million during the 52 weeks ended January 3, 2006 from $421,000 during the 53 week period of 2004. This increase is primarily due to increased investments after the completion of our private placement on March 11, 2005 coupled with higher interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are principally related to our restaurant growth plans. While our ability to achieve our growth plans is dependent on a variety of factors, many of which are outside of our control, our primary growth objective is to achieve a 20% to 25% increase in total restaurant operating weeks during each of fiscal 2007 and 2008 from the development and opening of new restaurants. Our base of established restaurant operations is not yet large enough to generate enough free cash flow from operations to totally fund our planned expansion. Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for substantially all of our restaurant locations. However, from time to time, we may be required to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. We are typically required to expend cash to perform certain site–related work and to construct and equip our restaurant buildings. We opened 11 new restaurants during fiscal 2006 and we currently expect to open as many as 13 new restaurants during fiscal 2007. We believe that our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not currently required to be reflected as indebtedness on our consolidated balance sheets, the minimum rents and other related lease obligations, such as common area expenses, under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. We also require capital resources to maintain our existing base of restaurants and brewery operations and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

Our cash flows from operating activities, as detailed in the consolidated statements of cash flows, provided $31.9 million of net cash during the 52 weeks ended January 2, 2007, a $4.2 million increase from the $27.7 million generated during the 52 week period of 2005. The increase in cash from operating activities for the 52 weeks ended January 2, 2007, in comparison to 52 weeks ended January 3, 2006, is primarily due to the timing of payments to vendors included in accounts payable and accrued expenses, increased net income, higher depreciation expense due to more restaurants, and non-cash stock-based compensation expense, partially offset by the change in deferred taxes and the timing of prepaid expenditures.

For the 52 weeks ended January 2, 2007, total capital expenditures were $58.3 million of which expenditures for the acquisition of land, restaurant and brewery equipment and leasehold improvements to construct new restaurants were $48.6 million. These expenditures were primarily related to the construction of our 11 new restaurants opened by the end of the fiscal year as well as approximately $12.2 million of expenditures related to six additional restaurants expected to open in the first and second quarters of 2007. In addition, total capital expenditures related to the maintenance of existing restaurants and expenditures related to restaurant and corporate systems were $5.2 million and $4.8 million, respectively.

On November 16, 2006, we sold 3,075,000 shares of common stock at a purchase price of $20.00 per share for $58.3 million (net of approximately $3.2 million in related fees and expenses); and, on March 11, 2005, we sold 2,750,000 shares of common stock at a purchase price of $15.50 per share for $40.3 million (net of approximately $2.2 million in related fees and expenses). These proceeds are currently being utilized to fund the expansion of our restaurant operations and general corporate purposes.

On December 15, 2005, we established a $10 million unsecured revolving line of credit (the “Line of Credit”) which expires on December 31, 2008. Availability under the Line of Credit is reduced by outstanding letters of credit primarily supporting our self insurance programs. As of January 2, 2007, there were no funded borrowings outstanding under the Line of Credit; however there was $2.3 million outstanding in letters of credit. Borrowings under the Line of Credit will bear interest at 1% per annum in excess of the applicable LIBOR rate.

Prior to the March 2005 equity offering, we funded our capital requirements primarily through cash flows from operations and proceeds received from the exercise of redeemable warrants during 2002. As of February 15, 2007, we have entered into 10 signed leases or purchase agreements, of which the restaurants have not yet began operations, and we expect to enter into additional leases for new restaurant locations. Our capital requirements related to opening additional restaurants will continue to be significant. We currently anticipate our capital expenditures for 2007 to be approximately $60—$65 million related to the construction of our new restaurants, one land purchase for restaurant development, and the reinvestment in some of our older restaurants as well as normal maintenance capital expenditures and the investment in our restaurant toolsets. We expect to fund these expenditures with our current cash and investment balances and our cash flow from operations.

Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the lease and associated financing arrangements negotiated with landlords. Based upon our current expansion plan, we believe that our current cash flow and our cash and investments balances together with anticipated cash flows from operations should be sufficient to satisfy our working capital and capital expenditure requirements through at least fiscal 2008. We may seek additional funds to finance our future growth and operations. There can be no assurance that such funds will be available when required or available on terms acceptable to us.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of January 2, 2007, we are not involved in any unconsolidated VIE transactions.

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

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of January 2, 2007, no impairment indicators have been identified.

Self Insurance

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

Leases

We lease the majority of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases pursuant to the requirements of SFAS 13. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that may be reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord construction contributions can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. Prior to January 4, 2006, we capitalized rent expense from possession date through construction completion and reported the related asset in property and equipment. Capitalized rent was amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Straight-line rent recorded during the pre-opening period (construction completion through restaurant open date) was recorded as pre-opening expense. Beginning January 4, 2006, we expense rent from possession date through restaurant open date as pre-opening expense, in accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement.

There is potential for variability in the rent holiday period, which begins on the possession date and ends on the store open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in store opening will result in greater pre-opening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).

For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rents paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rentals”). Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

Management makes judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

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

Prior to January 4, 2006, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123). No stock-based employee compensation cost was recognized in our Statement of Income for fiscal years 2005, 2004, 2003 and 2002 as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 4, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement No. 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, the methods used to measure fair value, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. The adoption of this Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of this Statement will have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The Statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. Additionally, Statement No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. We do not expect the impact of this Statement to have a material effect on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006 and had no impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of sales taxes. This issue will not impact the method for presenting these sales taxes in our consolidated financial statements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future estimated cash payments under existing contractual obligations as of January 2, 2007, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Operating Leases (1)	$145,290	$10,409	$21,224	$19,437	$94,220
Purchase Obligations (2)	8,833	1,544	2,971	3,151	1,167

Total	$154,123	$11,953	$24,195	$22,588	$95,387

Other Commercial Commitments
Standby Letters of Credit	$2,270	$2,270	$–	$–	$–

	$2,270	$2,270	$–	$–	$–

(1)	For more detailed description of our operating leases, refer to note 5 in the accompanying Consolidated Financial Statements.
(2)	Amounts represent non-cancelable commitments for the purchase of goods and other services.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to January 2, 2007. Our aggregate future commitment relating to these leases is $13.0 million and is not included in operating leases above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the 52 weeks ended January 2, 2007, the average interest rate earned on cash and cash equivalents and investments was approximately 4.6%. As of January 2, 2007, our investment portfolio consisted primarily of fixed income securities, excluding those classified as cash and cash equivalents, of approximately $32.9 million. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of January 2, 2007, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 2, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included as part of Item 9A of this annual report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BJ’s Restaurants, Inc. maintained effective internal control over financial reporting as of January 2, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BJ’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that BJ’s Restaurants, Inc. maintained effective internal control over financial reporting as of January 2, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, BJ’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BJ’s Restaurants, Inc. as of January 2, 2007 and January 3, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2007 of BJ’s Restaurants, Inc. and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

March 8, 2007

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Information with respect to our executive officers is included in Part I, Item 1 of this report. Other information required by this item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 2, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 2, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 2, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 2, 2007.

See Part II, Item 5– “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities – Equity Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 2, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at January 2, 2007 and January 3, 2006.

Consolidated Statements of Income for each of the three fiscal years in the period ended January 2, 2007.

Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended January 2, 2007.

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 2, 2007.

Notes to the Consolidated Financial Statements.

(2)	FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Bylaws of the Company, incorporated by reference to Exhibits 3.2 of the Registration Statement.

3.3	Certificate of amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report.

3.4	Amendment to Bylaws of the Company, incorporated by reference to Exhibit 3.4 of the 2004 Annual Report.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

4.2	Form of Securities Purchase Agreement, dated November 16, 2006, incorporated by reference to Exhibit 4.1 to the Form 8-k filed November 17, 2006

4.3	Form of Registration Rights Agreement, dated November 16, 2006, incorporated by reference to Exhibit 4.2 to the Form 8-k filed November 17, 2006

10.1**	Summary of Compensation for Non-Employee Directors, incorporated by reference to the description contained in Item 1.01 of the Form 8-k filed on July 14, 2006.

10.2	Loan Agreement, dated December 15, 2005, between the Company and Union Bank of California, N.A., incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K for the year ended January 3, 2006

10.3**	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.

10.4**	BJ’s Restaurants, Inc. Amended and Restated 1996 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the 2004 Annual Report.

10.5**	BJ’s Restaurants, Inc. 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 17, 2005.

10.6**	Stock Option Agreement for Executive Officers and Employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Form 8-K filed July 1, 2005.

10.7**	Executive Officers and Employee Grant Notice under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.

10.8**	Stock Option Agreement for Non-Employee Directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the year ended January 3, 2006.

10.9**	Non-Employee Director Grant Notice under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended January 3, 2006.

10.10**	Amended and Restated Employment Agreement dated June 27, 2005 between the Company and Paul A. Motenko, employed as Co-Chairman of the Board of Directors, Secretary & Vice President, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 1, 2005.

10.11**	Amended and Restated Employment Agreement dated June 27, 2005 between the Company and Jeremiah J. Hennessy, employed as Co-Chairman of the Board of Directors, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 1, 2005

10.12**	Option Agreement dated December 20, 2000 between the Company and Paul A. Motenko to purchase shares of the Company’s common stock, incorporated by reference to Exhibit 10.15 of the 2000 Annual Report.

10.13**	Option Agreement dated December 20, 2000 between the Company and Jeremiah J. Hennessy to purchase shares of the Company’s common stock, incorporated by reference to Exhibit 10.16 of the 2000 Annual Report.

10.16**	Employment Agreement dated September 6, 2005 between the Company and Gregory S. Levin, employed as Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 3, 2005.

10.17**	Form Restricted Stock Unit Agreement under the 2005 Equity Incentive Plan.

10.18**	Employment Agreement between the Company and Tom Norton, incorporated by reference to Exhibit 10.1 of the Form 8-k filed on September 12, 2006

10.19**	Form of Employee Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on October 31, 2006

10.20**	Summary of BJ’s Restaurants, Inc. Performance Incentive Plan.

10.24**	Employment Agreement dated January 12, 2005 between the Company and Gerald (Jerry) W. Deitchle, employed as Chief Executive Officer, incorporated by reference to Exhibit 10.28 of the 2004 Annual Report.

10.25**	Employment Agreement dated August 10, 2005 between the Company and John D. Allegretto, employed as Chief Supply Chain Officer, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on November 3, 2005.

21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm.
31	Section 302 Certifications of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.
32	Section 906 Certification of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.

	By:	/s/ Paul A. Motenko
March 12, 2007		Paul A. Motenko, Co-Chairman of the Board, Vice President and Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ PAUL A. MOTENKO	Co-Chairman of the Board of Directors, Vice President	March 12, 2007
Paul A. Motenko	and Secretary

By: /s/ JEREMIAH J. HENNESSY
Jeremiah J. Hennessy	Co-Chairman of the Board of Directors	March 12, 2007

By: /s/ GERALD W. DEITCHLE
Gerald W. Deitchle	Chief Executive Officer, President and Director	March 12, 2007

By: /s/ GREGORY S. LEVIN
Gregory S. Levin	Chief Financial Officer	March 12, 2007

By: /s/ PETER A. BASSI
Peter A. Bassi	Director	March 12, 2007

By: /s/ LARRY D. BOUTS
Larry D. Bouts	Director	March 12, 2007

By: /s/ SHANN M. BRASSFIELD
Shann M. Brassfield	Director	March 12, 2007

By: /s/ JAMES A. DAL POZZO
James A. Dal Pozzo	Director	March 12, 2007

By: /s/ JOHN F. GRUNDHOFER
John F. Grundhofer	Director	March 12, 2007

By: /s/ J. ROGER KING
J. Roger King	Director	March 12, 2007

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. as of January 2, 2007 and January 3, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 2, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BJ’s Restaurants, Inc. at January 2, 2007 and January 3, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BJ’s Restaurants, Inc. internal control over financial reporting as of January 2, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, effective January 4, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments.

/s/ Ernst & Young LLP

Irvine, California

March 8, 2007

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 2, 2007	January 3, 2006
ASSETS
Current assets:
Cash and cash equivalents	$51,758	$8,144
Investments	32,895	41,703
Accounts and other receivables	2,368	2,377
Inventories	2,059	1,723
Prepaids and other current assets	2,710	1,897
Deferred income taxes	3,758	2,387

Total current assets	95,548	58,231

Property and equipment, net	148,395	99,773
Goodwill	4,673	4,673
Notes receivable	786	853
Other assets, net	447	428

Total assets	$249,849	$163,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,946	$8,337
Accrued expenses	24,481	18,068

Total current liabilities	36,427	26,405

Deferred income taxes	2,399	1,961
Other liabilities	8,161	5,693

Total liabilities	46,987	34,059
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 26,061 and 22,742 shares issued and outstanding as of January 2, 2007 and January 3, 2006, respectively	164,592	105,295
Capital surplus	7,380	3,559
Retained earnings	30,890	21,045

Total shareholders’ equity	202,862	129,899

Total liabilities and shareholders’ equity	$249,849	$163,958

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2006	2005	2004
Revenues	$238,928	$178,210	$129,049
Costs and expenses:
Cost of sales	61,420	45,458	32,193
Labor and benefits	83,292	63,867	45,775
Occupancy & operating expenses	46,198	33,987	25,242
General and administrative	19,832	13,290	11,365
Depreciation and amortization	9,983	6,984	5,249
Restaurant opening expense	5,253	3,520	2,918
Gain from sale of Pietro’s restaurants	—	—	(1,658)

Total costs and expenses	225,978	167,106	121,084

Income from operations	12,950	11,104	7,965

Other income:
Interest income, net	1,690	1,119	421
Other income (expense), net	39	149	165

Total other income	1,729	1,268	586

Income before income taxes	14,679	12,372	8,551

Income tax expense	4,834	4,021	2,286

Net income	$9,845	$8,351	$6,265

Net income per share:

Basic	$0.42	$0.38	$0.32

Diluted	$0.41	$0.36	$0.30

Weighted average number of shares outstanding:
Basic	23,287	22,134	19,498

Diluted	24,131	23,381	20,570

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Capital Surplus	Retained Earnings	Total
Balance, December 28, 2003	19,649	$62,513	$2,109	$6,429	$71,051
Exercise of stock options, net	164	867	—	—	867
Tax benefit from stock option exercises	—	—	597	—	597
Net income	—	—	—	6,265	6,265

Balance, January 2, 2005	19,813	63,380	2,706	12,694	78,780
Exercise of stock options, net	179	1,621	—	—	1,621
Sale of common stock, net	2,750	40,294	—	—	40,294
Tax benefit from stock option exercises	—	—	853	—	853
Net income	—	—	—	8,351	8,351

Balance, January 3, 2006	22,742	105,295	3,559	21,045	129,899
Exercise of stock options, net	244	982	—	—	982
Stock-based compensation expense	—	—	1,951	—	1,951
Tax benefit from stock option exercises	—	—	1,870	—	1,870
Sale of common stock, net	3,075	58,315			58,315
Net income	—	—	—	9,845	9,845

Balance, January 2, 2007	26,061	$164,592	$7,380	$30,890	$202,862

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2006	2005	2004
Cash flows from operating activities:
Net income	$9,845	$8,351	$6,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,983	6,984	5,249
Deferred income taxes	(933)	(346)	952
Stock-based compensation expense	1,665	—	—
Gain on sale of Pietro’s restaurants	—	—	(1,658)
Changes in assets and liabilities:
Accounts and other receivables	9	(75)	(436)
Inventories	(336)	(429)	(335)
Prepaids and other current assets	(813)	1,467	(2,200)
Other assets, net	(23)	24	18
Accounts payable	3,609	2,141	3,398
Accrued expenses	6,413	5,662	3,758
Other liabilities	(759)	(699)	(178)
Landlord contribution for tenant improvements	3,227	4,650	938

Net cash provided by operating activities	31,887	27,730	15,771

Cash flows from investing activities:
Purchases of property and equipment	(58,315)	(40,264)	(25,758)
Proceeds from investments sold	50,701	129,316	31,301
Purchases of investments	(41,893)	(155,244)	(25,035)
Collection of notes receivable	67	72	25
Proceeds from sale of Pietro’s restaurants	—	—	1,250

Net cash used in investing activities	(49,440)	(66,120)	(18,217)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	1,870	853	597
Proceeds from sale of common stock	58,315	40,294	—
Proceeds from exercise of stock options	982	1,621	867
Payments on notes payable to related parties	—	—	(151)

Net cash provided by financing activities	61,167	42,768	1,313

Net increase (decrease) in cash and cash equivalents	43,614	4,378	(1,133)

Cash and cash equivalents, beginning of year	8,144	3,766	4,899

Cash and cash equivalents, end of year	$51,758	$8,144	$3,766

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$2

Cash paid for income taxes	$4,698	$1,144	$2,876

Supplemental disclosure of non-cash financing activity:

For the 52 weeks ended January 2, 2007, $286 stock-based compensation was capitalized related to the development and construction of our new restaurants in accordance with Statement No. 123(R), Share-Based Payment.

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (the “Company” or “BJ’s”) was incorporated in California on October 1, 1991. The Company owns and operates 55 restaurants at the end of fiscal 2006, located in California, Oregon, Colorado, Arizona, Texas and Nevada and licenses one restaurant to another entity in Lahaina, Maui. Each of the restaurants is operated as a BJ’s Restaurant & Brewery, BJ’s Restaurant & Brewhouse, or BJ’s Pizza & Grill. During 2006, the Company opened 11 new restaurants. The Company’s BJ’s Restaurants & Brewery locations manufacture the Company’s signature, proprietary BJ’s beer along with other third party craft brewers for its restaurants.

In 1996 we purchased 19 restaurants in Oregon and Washington from Pietro’s Corp (Pietro’s) to expand our presence in the Northwest. Over the next eight years, we closed 13 of the Pietro’s;s restaurants and converted three restaurants to BJ’s locations. On March 15, 2004, we sold the remaining three Pietro’s restaurants. Additionally, the Company closed its Seal Beach Pizza & Grill restaurant on January 3. 2005 upon the expiration of its lease.

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

To conform to casual dining practices, we reclassified certain non food related items from cost of sales to operating and occupancy expenses and manager-in-training salaries from restaurant labor to general and administrative expenses beginning in fiscal year 2005. These reclassifications have been made to the prior years’ financial statements to conform to the current year.

Effective the fiscal third quarter of 2005, the Company changed its fiscal week-end from Sunday to Tuesday. This change was completed to facilitate operational efficiencies by transferring certain administrative tasks away from the weekends when its restaurants are busiest. Accordingly, fiscal 2005 contains two additional days, 366 days, and ended on Tuesday, January 3, 2006 as compared to fiscal 2004, which contained 53 weeks (371 days), and ended on Sunday, January 2, 2005 and fiscal 2006, which contained 52 weeks (364 days).

Segment Disclosure

Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosures about products and services, geographic areas and major customers. We currently operate in one operating segment: the restaurant industry, which includes casual dining restaurants, some with mircrobreweries which produce and distribute BJ’s critically acclaimed handcrafted beers throughout all of our restaurants. Additionally, we operate in one geographic area: the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments, money market funds and certificates of deposit with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair market value.

Investments

All investments are classified as held-to-maturity and are reported at amortized cost and realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	January 2, 2007	January 3, 2006
U.S. and government agency securities	$2,466	$982
U.S. corporate notes and bonds	30,429	40,721

Total Investments	$32,895	$41,703

Average maturity for the Company’s total investment portfolio as of the end of fiscal year 2006 and 2005 was approximately three months. All short term investments are investment grade securities.

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

Intangible Assets

Management performs impairment testing annually and more frequently if factors and circumstances indicate an impairment may have occurred. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Management has performed its impairment testing and believes that no impairments existed as of January 2, 2007.

Included in other assets are trademarks and covenants not to compete. Trademarks are amortized over 10 years and covenants not to compete are amortized over periods ranging from three to five years.

Long-Lived Assets

Management reviews the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that no impairment of the carrying value of the Company’s long-lived assets existed at January 2, 2007 or January 3, 2006.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point of sale. Revenues from the sale of gift cards are deferred and recognized upon redemption. Deferred gift card revenue included in accrued expenses on the accompanying balance sheets was $2.9 million and $1.8 million as of January 2, 2007 and January 3, 2006, respectively.

Sales Taxes

Revenues are presented net of sales taxes. The obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2006, 2005, and 2004 was approximately $1.4 million, $1.1 million and $1.1 million, respectively.

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

Restaurant Opening Expense

Restaurant payroll, supplies, other start-up costs and rental expense incurred prior to the opening of a new restaurant are expensed as incurred.

Leases

We lease the majority of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (SFAS 13) which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases pursuant to the requirements of SFAS 13. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that may be reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord construction contributions can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. Prior to January 4, 2006, we capitalized rent expense from possession date through construction completion and reported the related asset in property and equipment. Capitalized rent was amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Beginning January 4, 2006, we expense rent from possession date through restaurant open date as pre-opening expense, in accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement.

There is potential for variability in the rent holiday period, which begins on the possession date and ends on the restaurant open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater pre-opening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).

For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rents paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rentals”). Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

Management makes judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

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

	Fiscal Year
	2006	2005	2004
Numerator:
Net income for basic and diluted earnings per share	$9,845	$8,351	$6,265

Denominator:
Weighted-average shares outstanding—basic	23,287	22,134	19,498
Effect of dilutive common stock options	844	1,247	1,072

Weighted-average shares outstanding—diluted	24,131	23,381	20,570

At January 2, 2007, January 3, 2006 and January 2, 2005 there were approximately 295,000, 203,000, and 87,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

Stock-based Compensation

Prior to January 4, 2006, the Company accounted for its employee stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No. 123). No stock-based compensation cost was recognized in our Statement of Income for the fiscal years 2005 and 2004, respectively, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 4, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement No. 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the thirteen and 52 weeks ended January 2, 2007 includes; (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Results from prior years have not been restated.

Prior to the adoption of Statement No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Statement of Cash Flows. Statement No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, for each of the three fiscal years ended January 2, 2007, the excess tax benefit from stock-based compensation has been classified as financing cash inflow.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of Statement No. 123(R) to all periods presented. For the purposes of this pro forma disclosure, the value of the options for fiscal 2005 and 2004 are estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods. Management believes that the adjusted presentation may be useful to investors to permit them to compare the Company’s results using consistent assumptions regarding stock-based compensation.

	Fiscal Year
	2006	2005	2004
	(As Reported)	(Pro Forma)	(Pro Forma)
Net income before stock based compensation	$10,934	$8,351	$6,265
Stock based compensation:
Labor and benefits	(36)	(30)	(68)
General and administrative	(1,628)	(2,884)	(680)
Tax benefit of stock based compensation	575	1,049	269

Net income	$9,845	$6,486	$5,786

Basic net income per share:
Net income before stock based compensation	$0.47	$0.38	$0.32
Stock based compensation, net	(0.05)	(0.09)	(0.02)

Basic net income per share	$0.42	$0.29	$0.30

Diluted net income per share:
Net income before stock based compensation	$0.46	$0.36	$0.30
Stock based compensation, net	(0.05)	(0.08)	(0.02)

Diluted net income per share	$0.41	$0.28	$0.28

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2006	2005	2004
Expected volatility	38.56%	40.94%	40.70%

Risk free interest rate	4.50%	3.81%	3.32%

Expected option life	5 years	5 years	5 years

Dividend yield	0%	0%	0%

Fair value of options granted	$9.48	$7.28	$5.48

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, the methods used to measure fair value, and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements. The adoption of this Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of this Statement will have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The Statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. Additionally, Statement No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. We do not expect the impact of this Statement to have a material effect on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006 and had no impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

In March 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of those taxes. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of sales taxes. This EITF will not impact our method for presenting these sales taxes in our consolidated financial statements.

2. Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 2, 2007	January 3, 2006
Land	$6,533	$3,502
Furniture and fixtures	14,662	9,453
Equipment	41,242	28,081
Leasehold improvements	107,420	72,855

	169,857	113,891
Less accumulated depreciation and amortization	(35,084)	(25,106)

	134,773	88,785
Construction in progress	13,622	10,988

	$148,395	$99,773

3. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	January 2, 2007	January 3, 2006
Payroll related	$7,579	$4,915
Accrued rent and related	4,951	3,221
Deferred revenue from gift cards	2,900	1,837
Workers compensation	2,453	1,907
Sales taxes	2,054	1,545
Other taxes	994	613
Income tax payable	678	1,469
Other	2,872	2,561

	$24,481	$18,068

4. Commitments and Contingencies

Leases

The Company leases its restaurant and office facilities under noncancelable operating leases with remaining terms ranging from approximately 1 to 20 years with renewal options ranging from 5 to 20 years. Rent expense for fiscal 2006, 2005, and 2004 was $10.6 million, $8.7 million, and $7.1 million, respectively.

The Company has certain operating leases, which contain fixed escalation clauses. Rent expense for these leases has been calculated on the straight-line basis over the term of the leases, resulting in deferred rent of approximately $4.0 million and $2.5 million at January 2, 2007 and January 3, 2006, respectively. The deferred rent is included in accrued expenses on the accompanying balance sheet and will be amortized to rent expense over the life of the leases.

A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, above the minimum, for fiscal 2006, 2005, and 2004 were approximately $2.5 million, $2.0 million, and $1.7 million, respectively.

Future minimum annual rental payments under noncancelable operating leases are as follows (in thousands):

2007	$10,409
2008	10,761
2009	10,463
2010	9,921
2011	9,516
Thereafter	94,220

$145,290

Additionally, the Company has entered into lease agreements related to the construction of future restaurants with commencement dates subsequent to January 2, 2007. Our aggregate future commitment relating to these leases is $13.0 million.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California Superior Court, Case Number BC310146, and on March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. The parties have scheduled a mediation settlement meeting, on a non binding basis, during 2007. The outcome of this matter cannot be ascertained at this time.

On June 10, 2005, a former employee filed a complaint against us in Los Angeles County, California, Superior Court, Case Number BC 336317. The allegations of this complaint were described in our Form 10-K for the fiscal year ended January 3, 2006. The same plaintiff filed a separate individual complaint on July 11, 2005, in another Los Angeles County, California, Superior Court alleging that he was wrongfully terminated in violation of public policy and was discriminated against because of his alleged disability. The same plaintiff filed a claim with the Workers’ Compensation Appeals Board alleging injuries of stress, strain and harassment. In 2006, the parties settled the cases, including the workers’ compensation claim, without any admission of liability by us.

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

On March 15, 2006, a former employee filed a lawsuit in Los Angeles County, California, Superior Court, Case Number BC 349038, and on June 9, 2006, filed an amended complaint, on behalf of himself and allegedly others employed by us as servers, alleging unlawful tip pooling distribution and unfair competition under California law. The lawsuit asked for return of tips in an unspecified amount, an injunction requiring proper tip pool distribution, restitution of an unspecified amount, and statutory penalties for each employee required to tip pool contrary to law in an undetermined amount. We filed a demurrer, stating the plaintiff’s lawsuit had no legal merit, and other pleadings contesting plaintiff’s lawsuit. The Court ruled in our favor, sustaining the demurrer on all causes of action, and the case was dismissed. The time period in which the plaintiff may appeal this ruling will expire within the first quarter of 2007.

Letters of Credit

The Company has irrevocable standby letters of credit outstanding as required under the Company’s workers’ compensation policy that total $2.3 million as of January 2, 2007. The standby letters of credit have been issued under the Company’s $10 million line of credit and therefore reduce the amount available for borrowing under the credit facility.

5. Long Term Debt

Line of Credit

On December 15, 2005, we established a $10 million unsecured revolving line of credit (the “Line of Credit”) which expires on December 31, 2008. Availability under the line of credit is reduced by outstanding letters of credit. As of January 2, 2007, there were no borrowings outstanding under the line of credit. Borrowings under the line of credit will bear interest at 1% per annum in excess of the applicable LIBOR rate.

6. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue five million shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at January 2, 2007 or January 3, 2006. The Company currently has no plans to issue shares of preferred stock.

Common Stock

Shareholders of the Company’s outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors. Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to accumulate votes in connection with the election of directors.

On November 16, 2006, the Company sold 3,075,000 shares of common stock at a purchase price of $20.00 per share for $58.3 million (net of approximately $3.2 million in related fees and expenses); and, on March 11, 2005, the Company sold 2.75 million shares of common stock at a purchase price of $15.50 per share for $40.3 million (net of approximately $2.2 million in related fees and expenses). These proceeds are currently being utilized to fund the expansion of the Company’s restaurant operations and general corporate purposes.

7. Income Taxes

The income tax expense consists of the following for the last three fiscal years (in thousands):

	Fiscal Year
	2006	2005	2004
Current:
Federal	$4,462	$3,293	$747
State	1,306	1,074	587

	5,768	4,367	1,334

Deferred:
Federal	(740)	(204)	900
State	(194)	(142)	52

	(934)	(346)	952

Provision for income taxes	$4,834	$4,021	$2,286

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the last three fiscal years:

	Fiscal Year
	2006	2005	2004
Income tax at statutory rates	35.0%	34.0%	34.0%
Non-deductible expenses	1.0	0.3	0.2
State income taxes, net of federal benefit	4.9	5.0	4.9
Change in valuation allowance	—	—	(3.5)
Income tax credits	(7.9)	(6.0)	(5.5)
Reduction of estimated tax liabilities	—	(0.4)	(2.4)
Other, net	(0.1)	(0.4)	(1.0)

	32.9%	32.5%	26.7%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	January 2, 2007	January 3, 2006
Property and equipment	$(1,117)	$(921)
Goodwill	(1,357)	(1,196)
Accrued expense and other liabilities	4,392	2,382
Income tax credits	583	1,018
Other	(1,142)	(857)

Net deferred income taxes	$1,359	$426

At January 2, 2007, the Company has federal income tax credit carryforwards of approximately $583,000, consisting primarily of the credit for FICA taxes paid on reported employee tip income. The FICA tax credits will begin to expire in 2025.

The Company has deferred tax assets that are subject to periodic recoverability assessments. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Accordingly, no valuation allowance was recorded at January 2, 2007.

8. Stock Option Plans

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

In June 2005, the Company’s shareholder’s approved the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of incentive and non statutory stock options as well as stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Awards other than incentive stock options generally may be granted only to employees, directors and consultants of the Company, or certain related entities or designated affiliates. A total of 3,500,000 shares of common stock have been reserved for issuance under the Plan of which approximately 2.9 million were available to be granted as of January 2, 2006. Shares subject to stock options and stock appreciation rights are charged against the Plan share reserve on the basis of one share for each one share granted while shares subject to other types of awards are charged against the Plan share reserve on the basis of two shares for each one share granted. The Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant

The exercise price of the shares under the Plan shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The options generally vest over a three to five-year period. In addition to shares authorized under the Plan, options granted pursuant to employment agreements with two of the Company’s officers provided for the grant of options to purchase up to 661,000 shares of common stock.

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at December 28, 2003	1,726	$4.95	1,078	$3.09
Granted	302	13.59
Exercised	(164)	5.28
Forfeited	(64)	7.64

Outstanding options at January 2, 2005	1,800	6.25	1,109	3.55
Granted	872	17.52
Exercised	(179)	9.06
Forfeited	(90)	7.67

Outstanding options at January 3, 2006	2,403	10.09	1,301	5.50
Granted	245	22.46
Exercised	(244)	4.01
Forfeited	(67)	9.41

Outstanding options at January 2, 2007	2,337	$12.04	1,230	$7.09

Information relating to significant option groups outstanding at January 2, 2007 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding as of January 2, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 – $3.00	645	3.68	$2.63	645	$2.63
3.01 – 7.00	123	4.64	4.03	122	4.01
7.01 – 11.00	141	5.78	8.74	103	8.58
11.01 – 15.00	661	7.59	13.53	250	13.63
15.01 – 19.00	158	8.62	16.45	—	—
19.01 – 23.00	317	8.57	19.86	90	19.68
23.01 – 26.00	292	8.89	23.49	20	23.47

$0.00 - $26.00	2,337	6.61	$12.04	1,230	$7.09

9. Employee Benefit Plan

The Company maintains a voluntary, contributory 401(k) plan for all eligible employees. Employees may elect to contribute up to 15% of their earnings, up to a maximum of $15,000, to the plan each year. Employee contributions are matched by the Company at a rate of 33% for the first $6,000 of deferred income. Contributions by the Company were approximately $65,000, $110,000 and $76,000 in fiscal 2006, 2005 and 2004, respectively.

10. Related Party Transactions

As of January 2, 2007, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 16.9% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently the Company’s largest supplier of food, beverage and paper products. In 2004, Jacmar also acquired ownership of the Shakey’s pizza parlor chain. In July 2006, after an extensive competitive bidding process, the Company entered into a three-year agreement with a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. Jacmar will continue to service the Company’s restaurants in California, while other system distributors will service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with $27.1 million, $24.8 million and $19.3 million of food, beverage and paper products for fiscal 2006, 2005 and 2004, respectively, which represent 44.2%, 54.6% and 57.1% of our total costs for these products, respectively. We had trade payables due to Jacmar related to these products of $1.1 million and $2.3 million at January 2, 2007 and January 3, 2006, respectively.

11. Selected Consolidated Quarterly Financial Data (Unaudited)

Summarized unaudited consolidated quarterly financial data for the Company is as follows (in thousands, except per share data):

	April 4, 2006	July 4, 2006	October 3, 2006	January 2, 2007
Total revenues	$53,356	$57,843	$61,796	$65,933
Income from operations	$3,070	$3,216	$3,261	$3,403
Net income	$2,311	$2,340	$2,372	$2,822
Diluted net income per share	$0.10	$0.10	$0.10	$0.11

	April 3, 2005	July 3, 2005	October 4, 2005	January 3, 2006
Total revenues	$37,393	$43,985	$47,578	$49,254
Income from operations	$2,299	$2,683	$3,053	$3,069
Net income	$1,666	$2,061	$2,309	$2,315
Diluted net income per share	$0.08	$0.09	$0.10	$0.10

Diluted net income pre share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

12. Subsequent Events (Unaudited)

During the first quarter of fiscal 2007, the Company may record a one-time pretax charge of approximately $1.9 million (net of related taxes of approximately $646,000), or approximately $0.05 per diluted share, related to: (a) the rebalancing of the Company’s internal brewing activities associated with the commencement of Reno’s brewery operations, which resulted with the de-commission of four of its older, smaller and inefficient “legacy” breweries; (b) restaurant facility image enhancements, including the replacement of more contemporary china/silverware and glassware; and (c) the relocation of its home office support activities to a larger leased facility to accommodate the Company’s planned future expansion which resulted with the disposal of certain nonproductive support-related assets and associated relocation costs.