Form 10-Q
period 2007-04-03
BJs RESTAURANTS INC
filed 2007-05-09
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

As of May 1, 2007, there were 26,087,014 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended April 3, 2007

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 3, 2007	January 2, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,824	$51,758
Investments	39,564	32,895
Accounts and other receivables	2,512	2,368
Inventories	2,124	2,059
Prepaids and other current assets	2,027	2,710
Deferred income taxes	3,785	3,758

Total current assets	78,836	95,548

Property and equipment, net	156,655	148,395
Goodwill	4,673	4,673
Notes receivable	769	786
Other assets, net	1,001	447

Total assets	$241,934	$249,849

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,346	$11,946
Accrued expenses	21,094	24,481

Total current liabilities	26,440	36,427

Deferred income taxes	2,117	2,399
Other liabilities	8,017	8,161

Total liabilities	36,574	46,987

Commitments and contingencies
Shareholders' equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 26,087 and 26,061 shares issued and outstanding as of April 3, 2007 and January 2, 2007, respectively	164,675	164,592
Capital surplus	8,169	7,380
Retained earnings	32,516	30,890

Total shareholders' equity	205,360	202,862

Total liabilities and shareholders' equity	$241,934	$249,849

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended
	April 3, 2007	April 4, 2006

Revenues	$71,203	$53,356

Costs and expenses:
Cost of sales	18,028	13,685
Labor and benefits	25,628	18,390
Occupancy and operating expenses	13,406	10,328
General and administrative	6,238	4,692
Depreciation and amortization	3,052	2,156
Restaurant opening expense	1,420	1,035
Loss on disposal of assets	2,004	—

Total costs and expenses	69,776	50,286

Income from operations	1,427	3,070

Other income:
Interest income, net	976	443
Other income, net	34	28

Total other income	1,010	471

Income before income taxes	2,437	3,541

Income tax expense	811	1,230

Net income	$1,626	$2,311

Net income per share:
Basic	$0.06	$0.10

Diluted	$0.06	$0.10

Weighted average number of shares outstanding:
Basic	26,072	22,777

Diluted	26,813	23,634

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirteen Weeks Ended
	April 3, 2007	April 4, 2006
Cash flows from operating activities:
Net income	$1,626	$2,311
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,052	2,156
Deferred income taxes	(309)	(122)
Stock-based compensation expense	700	459
Loss on disposal of assets	2,004	—
Changes in assets and liabilities:
Accounts and other receivables	(144)	(751)
Inventories	(65)	54
Prepaids and other current assets	683	273
Other assets, net	(555)	3
Accounts payable	(6,600)	2,988
Accrued expenses	(3,871)	(7,214)
Other liabilities	(144)	(184)
Landlord contribution for tenant improvements	—	1,042

Net cash (used in) provided by operating activities	(3,623)	1,015

Cash flows from investing activities:
Purchases of property and equipment	(15,386)	(10,846)
Proceeds from sale of assets	2,636	—
Proceeds from investments sold	7,451	24,179
Purchases of investments	(14,120)	(12,893)
Collection of notes receivable	17	17

Net cash (used in) provided by investing activities	(19,402)	457

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	8	1,440
Proceeds from equity transaction	(20)	—
Proceeds from exercise of stock options	103	477

Net cash provided by financing activities	91	1,917

Net (decrease) increase in cash and cash equivalents	(22,934)	3,389

Cash and cash equivalents, beginning of period	51,758	8,144

Cash and cash equivalents, end of period	$28,824	$11,533

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$2,001	$2,495

Supplemental disclosure of non-cash financing activity:

For the thirteen weeks ended April 3, 2007 and April 4, 2006, there was $81 and $64, respectively, of stock-based compensation capitalized related to the development and construction of our new restaurants in accordance with Statement No. 123(R), Share-Based Payment.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. and its wholly owned subsidiaries. The financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended January 2, 2007. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of January 2, 2007 has been derived from our audited financial statements.

2. INVESTMENTS

All investments are classified as held-to-maturity and are reported at amortized cost. Realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	April 3, 2007	January 2, 2007
U.S. and government agency securities	$2,489	$2,466
U.S. corporate notes and bonds	37,075	30,429

Total investments	$39,564	$32,895

Average maturities for the Company’s total investment portfolio as of April 3, 2007 and January 2, 2007 were approximately three months. All short term investments are investment grade securities.

3. NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options and restricted stock units issued by the Company to sell common stock at set prices were exercised. The financial statements present basic and diluted net income per share. Common share equivalents included in the diluted computation represent shares to be issued upon assumed exercises of outstanding stock options and restricted stock units using the treasury stock method.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands).

	For The Thirteen Weeks Ended
	April 3, 2007	April 4, 2006
Numerator:
Net income for basic and diluted net income per share	$1,626	$2,311

Denominator:
Weighted average shares outstanding—basic	26,072	22,777
Effect of dilutive common stock options and restricted stock units	741	857

Weighted average shares outstanding—diluted	26,813	23,634

For the thirteen weeks ended April 3, 2007 and April 4, 2006, there were approximately 423,800 and 2,500 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

4. RELATED PARTY

As of April 3, 2007, we believe that Jacmar Companies and their affiliates (collectively referred to herein as Jacmar) owned approximately 16.9% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently the Company’s largest supplier of food, beverage and paper products. In 2004, Jacmar also acquired ownership of the Shakey’s pizza parlor chain. In July 2006, after an extensive competitive bidding process, the Company entered into a three-year agreement with a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. Jacmar will continue to service the Company’s restaurants in California, while other system distributors will service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $10.7 million and $6.7 million of food, beverage and paper products for the thirteen weeks ended April 3, 2007 and April 4, 2006, respectively, which represents 59.3% and 49.2% of our total costs for these products, respectively. We had trade payables related to these products of approximately $1.4 million and $2.6 million at April 3, 2007 and April 4, 2006, respectively.

5. STOCK-BASED COMPENSATION

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units.

Beginning in 2007, substantially all of our restaurant general managers, executive kitchen managers, culinary training managers and our area and regional restaurant directors are eligible to participate in a new equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the GSSOP) under our 2005 Equity Incentive Plan. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (RSUs). The GSSOP is dependent on each participant’s extended service with us in their respective positions (five years) and their achievement of certain agreed-upon performance objectives during that service period. Under the GSSOP, the Company issued 208,166 RSUs in January 2007. The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock based compensation expense related to the GSSOP of approximately $191,000 during the thirteen weeks ended April 3, 2007. In addition, total unrecognized stock based compensation expense related to non-vested restricted shares was $3.8 million, which is expected to be generally recognized over the remaining five years.

Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Restricted stock units generally cliff vest 100% after five years.

We account for equity grants under these plans in accordance with the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement No. 123(R)), using the modified-prospective-transition method. Compensation expense recognized in the thirteen weeks ended April 3, 2007 and April 4, 2006 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of Statement No. 123 (R)), based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	April 3, 2007	April 4, 2006
Expected volatility	42.2%	36.4% to 37.7%
Risk free interest rate	4.67%	4.28% to 4.76%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$8.45	$9.83

Statement No. 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of April 3, 2007, total unrecognized stock based compensation expense related to non-vested stock options was $6.6 million, which is expected to be generally recognized over the remaining five years.

6. COMMON STOCK

On November 16, 2006, the Company sold 3,075,000 shares of common stock at a purchase price of $20.00 per share for $58.3 million (net of approximately $3.2 million in related fees and expenses). Previously, on March 11, 2005, the Company sold 2.75 million shares of common stock at a purchase price of $15.50 per share for $40.3 million (net of approximately $2.2 million in related fees and expenses). These proceeds are currently being utilized to fund the expansion of the Company’s restaurant operations and general corporate purposes.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted FIN 48 as of January 3, 2007, and there was no adjustment to opening retained earnings. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 3, 2007, there was no change in the amount of unrecognized tax benefits recorded, which approximates $131,000.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, without limitation: (i) our ability to manage an increasing number of new restaurant openings, (ii) construction delays, (iii) labor shortages, (iv) minimum wage increases, (v) food quality and health concerns, (vi) factors that impact California, where 35 of our current 58 restaurants are located (as of May 1, 2007), (vii) restaurant and brewery industry competition, (viii) impact of certain brewery business considerations, including, without limitation, dependence upon suppliers and related hazards, (ix) consumer trends, (x) potential uninsured losses and liabilities, (xi) fluctuating commodity costs including food and energy, (xii) trademark and service mark risks, (xiii) government regulations, (xiv) licensing costs, (xv) beer and liquor regulations, (xvi) loss of key personnel, (xvii) inability to secure acceptable sites, (xviii) limitations on insurance coverage, (xix) legal proceedings, (xx) other general economic and regulatory conditions and requirements and (xxi) numerous other matters discussed in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 2, 2007. See Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2007.

GENERAL

On May 1, 2007, we owned and operated 58 restaurants located in California, Oregon, Colorado, Arizona, Texas, Nevada, Ohio and Florida. A licensee also operates one restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ's Restaurant & Brewery® which includes a brewery within the restaurant, a BJ's Restaurant & Brewhouse® which receives the beer it sells from one of our breweries or an approved third party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ's Pizza & Grill® which is a smaller format, full service restaurant. Our menu features our BJ's® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie® dessert. Our eight BJ's Restaurant & Brewery restaurants feature in-house brewing facilities where BJ's proprietary hand-crafted beers are produced for our restaurants.

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from our gift cards are recognized upon redemption in our restaurants. Until the redemption of gift cards occurs, all outstanding balances on such cards are included as a liability in our consolidated balance sheets.

Cost of sales is comprised of food and beverage supplies. The components of cost of sales are variable and typically fluctuate with sales volumes. Labor and benefit costs include direct hourly and management wages, bonuses and payroll taxes and fringe benefits for restaurant employees, as well as stock-based compensation expense for restaurant managers.

Occupancy and operating expenses include restaurant supplies, credit card fees, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. Occupancy and operating expenses generally increase with sales volume but generally decline as a percentage of restaurant sales.

General and administrative expenses include all corporate, field supervision and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits (including stock-based compensation expense), travel and relocation costs, information systems, training, corporate rent and professional and consulting fees. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. Restaurant opening expenses, which are expensed as incurred, consist of the costs of hiring and training the initial work force for each new restaurant, travel, the cost of food and supplies used in training, marketing costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction period.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 3, 2007 and April 4, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended
	April 3, 2007	April 4, 2006

Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	25.3	25.6
Labor and benefits	36.0	34.5
Occupancy and operating expenses	18.8	19.4
General and administrative	8.8	8.8
Depreciation and amortization	4.3	4.0
Restaurant opening expense	2.0	1.9
Loss on disposal of assets	2.8	—

Total costs and expenses	98.0	94.2

Income from operations	2.0	5.8

Other income:
Interest income, net	1.4	0.8
Other income, net	—	0.1

Total other income	1.4	0.9

Income before income taxes	3.4	6.7

Income tax expense	1.1	2.3

Net income	2.3%	4.4%

Thirteen Weeks Ended April 3, 2007 Compared to Thirteen Weeks Ended April 4, 2006.

Revenues. Total revenues increased by $17.8 million, or 33.4%, to $71.2 million during the thirteen weeks ended April 3, 2007 from $53.4 million during the comparable thirteen week period of 2006. The $17.8 million increase in revenues consisted of an approximate $14.6 million increase in restaurant sales from new restaurants not yet in our comparable sales base, and an increase of approximately $3.2 million, or 6.9%, from comparable restaurant sales. The increase in comparable restaurant sales benefited from estimated effective menu price increases of approximately 3.2% with the rest due to increased customer counts and menu mix shifts.

Cost of Sales. Cost of sales increased by $4.3 million, or 31.7%, to $18.0 million during the thirteen weeks ended April 3, 2007 from $13.7 million during the comparable thirteen week period of 2006. As a percentage of revenues, cost of sales decreased to 25.3% for the current thirteen week period from 25.6% for the prior year comparable thirteen week period. This decrease is primarily due to increased revenues from our estimated effective menu price increases partially offset by expected temporary inefficiencies in our brewery production as we rebalance our internal brewing capacity to our new Reno brewery and increased produce costs related to the record cold weather in the California produce growing areas.

We do anticipate that cost of sales in our new restaurants will typically be higher during the first 90-120 days of operations versus our mature restaurants, as management teams become accustomed to optimally predicting, managing and servicing sales volumes at our new restaurants.

We provide our customers a large variety of menu items and therefore we are not overly dependent on a single group of commodities. We continue to work with our suppliers to control food costs. However, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions outside of our control.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $7.2 million, or 39.4%, to $25.6 million during the thirteen weeks ended April 3, 2007 from $18.4 million during the comparable thirteen week period of 2006. This increase was primarily due to the opening of ten new restaurants since the thirteen weeks ended April 4, 2006, coupled with minimum wage increases, effective January 2007, in California and certain other states that impacted 47 of our restaurants. As a percentage of revenues, labor and benefit costs increased to 36.0% for the current thirteen week period from 34.5% for the prior year comparable thirteen week period. This percentage increase is primarily due to the minimum wage increases, effective January 2007, in California and certain other states, coupled with the increase in stock-based compensation expense of approximately $191,000 related to restricted stock units granted in accordance with the Company’s Gold Standard Stock Ownership Program as of the beginning of the current fiscal year. See Note 5 “Stock-Based Compensation” in this Form 10-Q.

For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes expected at our new restaurants.

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $3.1 million, or 29.8%, to $13.4 million during the thirteen weeks ended April 3, 2007 from $10.3 million during the comparable thirteen week period of 2006. The increase reflects additional operating and occupancy expenses related to eleven new restaurants opened since the thirteen weeks ended April 4, 2006, coupled with increased rent expense. As a percentage of revenues, occupancy and operating expenses decreased to 18.8% for the thirteen week period from 19.4% for the prior year comparable thirteen week period. This decrease is primarily due to the increased leverage of the fixed component of these expenses with higher sales.

General and Administrative Expenses. General and administrative expenses increased by $1.5 million, or 32.9%, to $6.2 million during the thirteen weeks ended April 3, 2007 from $4.7 million during the comparable thirteen week period of 2006. This increase is primarily due to planned investments in field supervision and corporate infrastructure to support our growth, coupled with higher restaurant management recruiting and training costs. During 2007, we expect to continue to add resources to the corporate support and field supervision activities in preparation for the planned openings of as many as 13 new restaurants which would increase our operating week capacity by 20% to 25% this year. As a percentage of revenues, general and administrative expenses remained stable at 8.8% for the current thirteen week period when compared to the prior year thirteen week period.

During the first quarter of 2007, we relocated our corporate office to a larger leased facility to support our future growth. As part of this move, we incurred approximately $100,000 of relocation costs. As a result of the larger leased facility, we anticipate incurring approximately $410,000 of additional rent expense in fiscal 2007 as compared to last year.

Depreciation and Amortization. Depreciation and amortization increased by $896,000, or 41.6%, to $3.1 million during the thirteen weeks ended April 3, 2007 from $2.2 million during the comparable thirteen week period of 2006. The increase was primarily due to our acquisition of restaurant equipment, furniture, leasehold improvements and brewery equipment related to new restaurant development. As a percentage of revenues, depreciation and amortization increased to 4.3% for the thirteen week period from 4.0% for the prior year comparable thirteen week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating systems.

Restaurant Opening Expense. Restaurant opening expense increased by $385,000, or 37.2%, to $1.4 million during the thirteen weeks ended April 3, 2007 from $1.0 million during the comparable thirteen week period of 2006. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Loss on Disposal of Assets. Loss on disposal of assets of $2.0 million, or 2.8% of revenues for the thirteen weeks ended April 3, 2007 pertains to the disposal of certain assets as a result of implementation of our strategic and growth initiatives. As a result of these initiatives, we made several strategic decisions to upgrade certain assets in our restaurants including the replacement of existing televisions with new flat panel, high definition televisions, the implementation of a more contemporary china/silverware/glassware program and the acceleration of depreciation for two restaurants scheduled to be remodeled in fiscal 2007. We also decommissioned four of our older, smaller and inefficient “legacy” breweries and shifted the brewing process to our new Reno brewery. Additionally, we relocated our home office support activities to a larger leased facility to more effectively accommodate our planned future expansion which resulted in the disposal of certain nonproductive support-related assets.

Interest Income, Net. Net interest income increased by $533,000, or 120.3%, to $976,000 during the thirteen weeks ended April 3, 2007 from $443,000 during the comparable thirteen week period of 2006. This increase is primarily due to higher investment balances, coupled with higher interest rates, compared to the same quarter as last year.

Other Income, Net. Net other income increased to $34,000 during comparable thirteen weeks ended April 3, 2007 from $28,000 during the comparable thirteen week period of 2006, an increase of $6,000.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended April 3, 2007 was 33.3% compared to 34.7% for the comparable thirteen week period of 2006. The effective income tax rate for the thirteen weeks ended April 3, 2007 differs from the statutory income tax rate primarily due to anticipated FICA tip credits and the non-deductibility of incentive stock options. We currently estimate our effective tax rate to be approximately 33% to 34% for fiscal 2007. However, the actual effective tax rate for fiscal 2007 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are principally related to our restaurant growth plans. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve a 20% to 25% increase in total restaurant operating weeks during each of fiscal 2007 and

2008 from the development and opening of new restaurants. Our base of established restaurant operations is not yet large enough to generate enough free cash flow from operations to totally fund our planned expansion indefinitely. Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for substantially all of our restaurant locations. However, from time to time, we may be required to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, the Company owns the land that underlies four of its restaurants, and may determine at some future point to monetize those assets through a sale-leaseback or other financial transaction. We are typically required to expend cash to perform certain site–related work and to construct and equip our restaurant buildings. We currently expect to open as many as 13 new restaurants during fiscal 2007 of which three have already been opened as of May 1, 2007. We believe that our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not currently required to be reflected as indebtedness on our consolidated balance sheets, the minimum rents and other related lease obligations, such as common area expenses, under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. We also require capital resources to maintain our existing base of restaurants and brewery operations and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

Our cash flows from operating activities, as detailed in the consolidated statements of cash flows, used $3.6 million of net cash during the thirteen weeks ended April 3, 2007, a $4.6 million decrease from the $1.0 million generated during the thirteen week period of 2006. The decrease in cash from operating activities for the thirteen weeks ended April 3, 2007, in comparison to thirteen weeks ended April 4, 2006, is primarily due to the timing of payments to vendors included in accounts payable and accrued expenses, related primarily to the construction of new restaurants, and decreased net income, offset by higher depreciation expense due to more restaurants, increased non-cash stock-based compensation expense due to initial GSSOP grants and the loss related to the disposal of assets.

For the thirteen weeks ended April 3, 2007, total capital expenditures were $15.4 million of which expenditures for the acquisition of land, restaurant and brewery equipment and leasehold improvements to construct new restaurants were $11.1 million. These expenditures were primarily related to the construction of our new restaurants in Columbus, Ohio and Tampa, Florida, which opened in the first quarter, as well as expenditures related to additional restaurants expected to open in the second and third quarters of 2007. In addition, total capital expenditures related to the maintenance of existing restaurants and expenditures for restaurant and corporate systems were $2.8 million and $1.5 million, respectively.

On November 16, 2006, we sold 3,075,000 shares of common stock at a purchase price of $20.00 per share for $58.3 million (net of approximately $3.2 million in related fees and expenses). Previously, on March 11, 2005, we sold 2,750,000 shares of common stock at a purchase price of $15.50 per share for $40.3 million (net of approximately $2.2 million in related fees and expenses). These proceeds are currently being utilized to fund the expansion of our restaurant operations and general corporate purposes.

On December 15, 2005, we established a $10 million unsecured revolving line of credit (the Line of Credit) which expires on December 31, 2008. Availability under the Line of Credit is reduced by outstanding letters of credit primarily supporting our self insurance programs. As of April 3, 2007, there were no funded borrowings outstanding under the Line of Credit; however there was $2.3 million outstanding in letters of credit. Borrowings under the Line of Credit will bear interest at 1% per annum in excess of the applicable LIBOR rate.

Prior to the March 2005 equity offering, we funded our capital requirements primarily through cash flows from operations and proceeds received from the exercise of redeemable warrants during 2002. As of May 1, 2007, we have entered into nine signed leases or purchase agreements, of which the restaurants have not yet began operations, and we expect to enter into additional leases for new restaurant locations. Our capital requirements related to opening additional restaurants will continue to be significant. We currently anticipate our capital expenditures for 2007, net of any allowance we may receive from our landlords, to be approximately $60—$65 million related to the construction of our new restaurants, one land purchase for restaurant development, and the reinvestment in some of our older restaurants as well as normal maintenance capital expenditures and the investment in our restaurant toolsets. We expect to fund these expenditures with our current cash and investment balances and our cash flow from operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (VIEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of April 3, 2007, we are not involved in any unconsolidated VIE transactions.

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

SEASONALITY AND ADVERSE WEATHER

Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher sales volume periods than other periods of the year. In addition, during the first quarter of 2007, we opened our first restaurants in Florida and Ohio and accordingly, those restaurants will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those states. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening costs, as well as their geographic location. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of April 3, 2007, no impairment indicators have been identified.

Self Insurance Liability

We are self-insured for a portion of our employee workers’ compensation program and general liability insurance. We maintain coverage with a third party insurer to limit our total exposure for these programs. The accrued liability associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is not discounted and is based on information provided by our insurance broker and insurer, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.

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

As of January 3, 2007, we adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not result with an adjustment to opening retained earnings. We recognize interest and penalties related to uncertain tax positions in income tax expense.

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

Stock-based Compensation

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units.

Beginning in 2007, substantially all of our restaurant general managers, executive kitchen managers, culinary training managers and our area and regional restaurant directors are eligible to participate in a new equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the GSSOP) under our 2005 Equity Incentive Plan. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (RSUs). The GSSOP is dependent on each participant’s extended service with us in their respective positions (five years) and their achievement of certain agreed-upon performance objectives during that service period. Under the GSSOP, the Company issued 208,166 RSUs in January 2007. The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years).

Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Restricted stock units generally cliff vest 100% after five years.

We account for these plans under the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement No. 123(R)), using the modified-prospective-transition method. Compensation expense recognized in the thirteen weeks ended April 3, 2007 and April 4, 2006 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of Statement No. 123 (R)), based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R)

Statement No. 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results.

Statement No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows.

I tem 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the market value of marketable securities and also affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the thirteen weeks ended April 3, 2007, the average pre-tax interest rate earned on cash and cash equivalents and investments was approximately 5.1%. As of April 3, 2007, we held $39.6 million in investments in marketable securities. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of April 3, 2007, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

We purchase food and other commodities for use in our operations, based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have the ability to increase certain menu prices or vary certain menu items offered in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California Superior Court, Case Number BC310146, and on March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. The parties have scheduled a mediation settlement meeting, on a non binding basis for later this year. The outcome of this matter cannot be ascertained at this time.

On February 16, 2006, a former employee filed a lawsuit in Orange County, California, Superior Court, Case Number 06CC00030, on behalf of herself and allegedly other employees, for alleged failure to provide rest periods and meal periods and violation of California Business and Professions Code Section 17200. We have answered the complaint, denying the allegations and raising various additional defenses. The parties have discussed holding a mediation settlement meeting, on a non-binding basis. The outcome of this matter cannot be ascertained at this time.

On March 15, 2006, a former employee filed a lawsuit in Los Angeles County, California, Superior Court, Case Number BC 349038, and on June 9, 2006, filed an amended complaint, on behalf of himself and allegedly others employed by us as servers, alleging unlawful tip pooling distribution and unfair competition under California law. The lawsuit asked for return of tips in an unspecified amount, an injunction requiring proper tip pool distribution, restitution of an unspecified amount, and statutory penalties for each employee required to tip pool contrary to law in an undetermined amount. We filed a demurrer, stating the plaintiff’s lawsuit had no legal merit, and other pleadings contesting plaintiff’s lawsuit. The Court ruled in our favor, sustaining the demurrer on all causes of action, and the case was dismissed. The plaintiff did not appeal this ruling and the time to appeal has expired.

Item 1A.	RISK FACTORS

A discussion of the significant risks associated with investments in our securities are set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2007. There have been no material changes in the risks related to us from those disclosed in such Annual Report. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

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

BJ’S RESTAURANTS, INC.
(Registrant)

May 7, 2007	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chief Executive Officer, President and Director

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Financial Officer