Form 10-Q
period 2007-07-03
BJs RESTAURANTS INC
filed 2007-08-07
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2007

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

As of August 3, 2007, there were 26,099,065 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended July 3, 2007

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 3, 2007	January 2, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,877	$51,758
Investments	44,219	32,895
Accounts and other receivables	2,950	2,368
Inventories	2,391	2,059
Prepaids and other current assets	2,542	2,710
Deferred income taxes	4,174	3,758

Total current assets	76,153	95,548

Property and equipment, net	171,684	148,395
Goodwill	4,673	4,673
Notes receivable	752	786
Other assets, net	1,203	447

Total assets	$254,465	$249,849

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,530	$11,946
Accrued expenses	25,045	24,481

Total current liabilities	32,575	36,427

Deferred income taxes	2,782	2,399
Other liabilities	9,585	8,161

Total liabilities	44,942	46,987

Commitments and contingencies
Shareholders' equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 26,099 and 26,061 shares issued and outstanding as of July 3, 2007 and January 2, 2007, respectively	164,721	164,592
Capital surplus	9,012	7,380
Retained earnings	35,790	30,890

Total shareholders' equity	209,523	202,862

Total liabilities and shareholders' equity	$254,465	$249,849

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 3, 2007	July 4, 2006	July 3, 2007	July 4, 2006
Revenues	$79,305	$57,843	$150,508	$111,199
Costs and expenses:
Cost of sales	20,323	14,797	38,351	28,482
Labor and benefits	28,080	20,312	53,709	38,702
Occupancy and operating expenses	15,208	10,896	28,600	21,224
General and administrative	6,737	5,026	12,975	9,718
Depreciation and amortization	3,435	2,292	6,487	4,448
Restaurant opening expense	1,794	1,304	3,214	2,339
Loss on disposal of assets	—	—	2,004	—

Total costs and expenses	75,577	54,627	145,340	104,913

Income from operations	3,728	3,216	5,168	6,286

Other income:
Interest income, net	849	325	1,825	768
Other income, net	290	4	312	32

Total other income	1,139	329	2,137	800

Income before income taxes	4,867	3,545	7,305	7,086

Income tax expense	1,593	1,205	2,405	2,435

Net income	$3,274	$2,340	$4,900	$4,651

Net income per share:
Basic	$0.13	$0.10	$0.19	$0.20

Diluted	$0.12	$0.10	$0.18	$0.20

Weighted average number of shares outstanding:
Basic	26,094	22,909	26,083	22,845

Diluted	26,828	23,812	26,826	23,774

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Twenty-Six Weeks Ended
	July 3, 2007	July 4, 2006
Cash flows from operating activities:
Net income	$4,900	$4,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,487	4,448
Deferred income taxes	(33)	(199)
Stock-based compensation expense	1,417	867
Loss on disposal of assets	2,004
Changes in assets and liabilities:
Accounts and other receivables	(582)	(1,657)
Inventories	(332)	105
Prepaids and other current assets	168	376
Other assets, net	(758)	—
Accounts payable	(4,416)	1,570
Accrued expenses	86	(3,592)
Other liabilities	1,424	607
Landlord contribution for tenant improvements	—	1,042

Net cash provided by operating activities	10,365	8,218

Cash flows from investing activities:
Purchases of property and equipment	(33,807)	(24,531)
Proceeds from sale of assets	2,636
Proceeds from investments sold	16,126	34,619
Purchases of investments	(27,450)	(14,893)
Collection of notes receivable	34	33

Net cash used in investing activities	(42,461)	(4,772)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	86	1,479
Proceeds from equity transaction	(20)	—
Proceeds from exercise of stock options	149	571

Net cash provided by financing activities	215	2,050

Net (decrease) increase in cash and cash equivalents	(31,881)	5,496

Cash and cash equivalents, beginning of period	51,758	8,144

Cash and cash equivalents, end of period	$19,877	$13,640

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$3,231	$2,495

Supplemental disclosure of non-cash financing activity:

For the twenty-six weeks ended July 3, 2007 and July 4, 2006, there was $129 and $140, respectively, of stock-based compensation capitalized related to the development and construction of our new restaurants in accordance with Statement No. 123(R), Share-Based Payment.

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

We record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. We recognize gift card breakage income when the likelihood of the redemption of the cards becomes remote which is typically after 24 months.

2. INVESTMENTS

All investments are classified as held-to-maturity and are reported at amortized cost. Realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	July 3, 2007	January 2, 2007
U.S. and government agency securities	$1,994	$2,466
U.S. corporate notes and bonds	42,225	30,429

Total investments	$44,219	$32,895

Average maturities for the Company’s total investment portfolio as of July 3, 2007 and January 2, 2007 were approximately three months. All short term investments are investment grade securities.

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

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 3, 2007	July 4, 2006	July 3, 2007	July 4, 2006
Numerator:
Net income for basic and diluted net income per share	$3,274	$2,340	$4,900	$4,651

Denominator:
Weighted average shares outstanding—basic	26,094	22,909	26,083	22,845
Effect of dilutive common stock equivalents	734	903	743	929

Weighted average shares outstanding—diluted	26,828	23,812	26,826	23,774

For the thirteen weeks and twenty-six weeks ended July 3, 2007 and July 4, 2006, there were approximately 426,800 and 2,500 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

4. RELATED PARTY

As of July 3, 2007, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 16.9% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently the Company’s largest supplier of food, beverage and paper products. In July 2006, after an extensive competitive bidding process, the Company entered into a three-year agreement with a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. Jacmar will continue to service the Company’s restaurants in California, while other system distributors will service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $21.0 million and $13.7 million of food, beverage and paper products for the twenty-six weeks ended July 3, 2007 and July 4, 2006, respectively, which represents 54.7% and 48.1% of our total costs for these products, respectively. We had trade payables related to these products of approximately $1.8 million and $2.6 million at July 3, 2007 and July 4, 2006, respectively.

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

Beginning in 2007, substantially all of our restaurant general managers, executive kitchen managers, culinary training managers and our area and regional restaurant directors are eligible to participate in a new equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the GSSOP) under our 2005 Equity Incentive Plan. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (RSUs). The GSSOP is dependent on each participant’s extended service with us in their respective positions (five years) and their achievement of certain agreed-upon performance objectives during that service period. Under the GSSOP, the Company has issued 240,049 RSUs. The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock based compensation expense related to the GSSOP of approximately $383,000 during the twenty-six weeks ended July 3, 2007. In addition, total unrecognized stock based compensation expense related to non-vested restricted shares was $3.8 million, which is expected to be generally recognized over the remaining five years.

Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Restricted stock units generally cliff vest 100% after five years.

We account for equity grants under these plans in accordance with the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (Statement No. 123(R)), using the modified-prospective-transition method. Compensation expense recognized in the twenty-six weeks ended July 3, 2007 and July 4, 2006 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of Statement No. 123 (R)), based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	July 3, 2007	July 4, 2006
Expected volatility	41.4%	37.5%
Risk free interest rate	4.66%	4.38%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$8.36	$9.72

Statement No. 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of July 3, 2007, total unrecognized stock based compensation expense related to non-vested stock options was $6.5 million, which is expected to be generally recognized over the remaining five years.

6. COMMON STOCK

On November 16, 2006, the Company sold 3,075,000 shares of common stock at a purchase price of $20.00 per share for $58.3 million (net of approximately $3.2 million in related fees and expenses). Previously, on March 11, 2005, the Company sold 2,750,000 shares of common stock at a purchase price of $15.50 per share for $40.3 million (net of approximately $2.2 million in related fees and expenses). The proceeds are currently being utilized to fund the expansion of the Company’s restaurant operations and general corporate purposes.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted FIN 48 as of January 3, 2007, and there was no adjustment to opening retained earnings. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 3, 2007, there was no change in the amount of unrecognized tax benefits recorded, which approximates $131,000.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, without limitation: (i) our ability to manage an increasing number of new restaurant openings, (ii) construction delays, (iii) labor shortages, (iv) minimum wage increases, (v) food quality and health concerns, (vi) factors that impact California, where 36 of our current 62 restaurants are located (as of August 3, 2007), (vii) restaurant and brewery industry competition, (viii) impact of certain brewery business considerations, including, without limitation, dependence upon suppliers and related hazards, (ix) consumer trends, (x) potential uninsured losses and liabilities, (xi) fluctuating commodity costs including food and energy, (xii) trademark and service mark risks, (xiii) government regulations, (xiv) licensing costs, (xv) beer and liquor regulations, (xvi) loss of key personnel, (xvii) inability to secure acceptable sites, (xviii) limitations on insurance coverage, (xix) legal proceedings, (xx) other general economic and regulatory conditions and requirements and (xxi) numerous other matters discussed in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 2, 2007. See Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2007.

GENERAL

On August 3, 2007, we owned and operated 62 restaurants located in California, Oregon, Colorado, Arizona, Texas, Nevada, Ohio, Florida and Oklahoma. A licensee also operates one restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ's Restaurant & Brewery® which includes a brewery within the restaurant, a BJ's Restaurant & Brewhouse® which receives the beer it sells from one of our breweries or an approved third party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ's Pizza & Grill® which is a smaller format, full service restaurant. Our menu features our BJ's® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie® dessert. Our eight BJ's Restaurant & Brewery® restaurants feature in-house brewing facilities where BJ's proprietary hand-crafted beers are produced for our restaurants.

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from our gift cards are recognized upon redemption in our restaurants.

Effective June 2007, we began recognizing gift card breakage as other income on our Consolidated Statement of Income. Gift card breakage is recorded when the likelihood of the redemption of the gift cards becomes remote, which is typically after 24 months.

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

General and administrative expenses include all corporate, field supervision and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include corporate management, field supervision and corporate hourly staff salaries and related employee benefits (including stock-based compensation expense), travel and relocation costs, information systems, the cost to recruit and train new restaurant management employees, corporate rent and professional and consulting fees. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. Restaurant opening expenses, which are expensed as incurred, consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction period.

The Company continues to evaluate the merits of expanding the contract brewing arrangements for some of its handcrafted beers. If the Company ultimately determines to expand such arrangements, additional internal breweries may need to be decommissioned in the future. This evaluation is ongoing and is currently expected to be completed before the end of 2007.

The Company currently has leases for three of its smaller, legacy “BJ’s Pizza and Grill” locations and one of its larger-format BJ’s Restaurant and Brewhouse locations that, unless renewed, will expire during the next 12 months. The Company currently believes that all four leases can be renewed and is currently communicating with the respective landlords to determine the specific terms of the renewals in the event the Company ultimately determines it is in its best interests to renew.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended July 3, 2007 and July 4, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 3, 2007	July 4, 2006	July 3, 2007	July 4, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.6	25.6	25.5	25.6
Labor and benefits	35.4	35.1	35.7	34.8
Occupancy and operating expenses	19.2	18.8	19.0	19.1
General and administrative	8.5	8.7	8.6	8.7
Depreciation and amortization	4.3	4.0	4.3	4.0
Restaurant opening expense	2.3	2.3	2.1	2.1
Loss on disposal of assets	—	—	1.3	—

Total costs and expenses	95.3	94.5	96.5	94.3

Income from operations	4.7	5.5	3.5	5.7

Other income:
Interest income, net	1.1	0.6	1.2	0.7
Other income, net	0.4	—	0.2	—

Total other income	1.5	0.6	1.4	0.7

Income before income taxes	6.2	6.1	4.9	6.4

Income tax expense	2.0	2.1	1.6	2.2

Net income	4.2%	4.0%	3.3%	4.2%

Thirteen Weeks Ended July 3, 2007 Compared to Thirteen Weeks Ended July 4, 2006.

Revenues. Total revenues increased by $21.5 million, or 37.1%, to $79.3 million during the thirteen weeks ended July 3, 2007 from $57.8 million during the comparable thirteen week period of 2006. The $21.5 million increase in revenues consisted of an approximate $17.6 million increase in restaurant sales from new restaurants not yet in our comparable sales base, and an approximate $3.9 million, or 7.5%, increase from comparable restaurant sales. The increase in comparable restaurant sales resulted in part from an estimated menu price increase of approximately 4.3% with the remaining increase due to increased customer counts and menu mix shifts.

During 2007, menu prices have been increased at a slightly higher rate than in past years primarily to offset the impact of certain increased commodity costs, increased statutory minimum wages and the cost of certain quality enhancements introduced to the Company’s restaurants, including (but not limited to) a more intensive, ongoing repair and maintenance program and upgraded china, silverware, glassware and napkins. Our 2007 revenues and especially our comparable sales have benefited from these menu price increases. Over time, we expect that our comparable sales comparisons will approximate our longer-term expectations for comparable restaurant sales increases in the range of 2%-3% per annum, principally reflecting our normalized effective annual menu price increases.

Cost of Sales. Cost of sales increased by $5.5 million, or 37.3%, to $20.3 million during the thirteen weeks ended July 3, 2007 from $14.8 million during the comparable thirteen week period of 2006. As a percentage of revenues, cost of sales remained stable at 25.6% for the current thirteen week period and the prior year comparable thirteen week period. Increased produce costs related to record cold weather in California and increased cheese costs were essentially offset by our estimated effective menu price increases.

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

Labor and Benefits. Labor and benefit costs for our restaurants increased by $7.8 million, or 38.2%, to $28.1 million during the thirteen weeks ended July 3, 2007 from $20.3 million during the comparable thirteen week period of 2006. This increase was primarily due to the opening of eleven new restaurants since the thirteen weeks ended July 4, 2006. As a percentage of revenues, labor and benefit costs increased to 35.4% for the current thirteen week period from 35.1% for the prior year comparable thirteen week period. This percentage increase is primarily due to the minimum wage increases effective January 2007, in California and certain other states, coupled with the increase in stock-based compensation expense of approximately $151,000, or approximately 0.2% of revenues related to restricted stock units granted in accordance with the Company’s Gold Standard Stock Ownership Program as of the beginning of the current fiscal year. See Note 5 “Stock-Based Compensation” in this Form 10-Q.

For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes expected at our new restaurants.

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $4.3 million, or 39.6%, to $15.2 million during the thirteen weeks ended July 3, 2007 from $10.9 million during the comparable thirteen week period of 2006. The increase reflects additional operating and occupancy expenses related to the eleven new restaurants we opened since the thirteen weeks ended July 4, 2006. As a percentage of revenues, occupancy and operating expenses increased to 19.2% for the thirteen week period from 18.8% for the prior year comparable thirteen week period. This increase is primarily due to increased dining and kitchen supplies, increased gross receipts tax and increased merchant credit card fees passed through to us by our transaction processor partially offset by increased leverage of the fixed component of these expenses with higher revenues.

General and Administrative Expenses. General and administrative expenses increased by $1.7 million, or 34.0%, to $6.7 million during the thirteen weeks ended July 3, 2007 from $5.0 million during the comparable thirteen week period of 2006. This increase is primarily due to planned investments in field supervision and corporate infrastructure to support our growth, higher travel and lodging costs related to our new restaurants in new states and higher restaurant management recruiting and training costs. During 2007, we expect to continue to add resources to the corporate support and field supervision activities in preparation for the planned openings of as many as 13 new restaurants which would increase our operating week capacity by 20% to 25% this year. As a percentage of revenues, general and administrative expenses decreased to 8.5% for the current thirteen week period from 8.7% for the prior year comparable thirteen week period. This decrease is primarily due to leverage of the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $1.1 million, or 49.9%, to $3.4 million during the thirteen weeks ended July 3, 2007 from $2.3 million during the comparable thirteen week period of 2006. As a percentage of revenues, depreciation and amortization increased to 4.3% for the thirteen week period from 4.0% for the prior year comparable thirteen week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating toolsets.

Restaurant Opening Expense. Restaurant opening expense increased by $500,000, or 37.6%, to $1.8 million during the thirteen weeks ended July 3, 2007 from $1.3 million during the comparable thirteen week period of 2006. This increase is primarily due to opening costs related to three restaurant openings and two restaurants in-progress during the thirteen weeks ended July 3, 2007, as compared to three restaurant openings and one restaurant in-progress during the thirteen weeks ended July 3, 2007 coupled with higher travel and lodging costs related to openings in our new states. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Interest Income, Net. Net interest income increased by $524,000, or 161.2%, to $849,000 during the thirteen weeks ended July 3, 2007 from $325,000 during the comparable thirteen week period of 2006. This increase is primarily due to higher investment balances, coupled with higher interest rates, compared to the same quarter last year.

Other Income, Net. Net other income increased to $290,000 during the thirteen weeks ended July 3, 2007 from $4,000 during the comparable thirteen week period of 2006, an increase of $286,000. This increase is due to income recognized from gift card breakage. Based on analysis of our gift card program since its inception, we determined that 24 months after issuance date, gift card balances are unlikely to be redeemed and therefore may be recognized as income. While we will continue to recognize income related to unredeemed gift cards in the future, the amounts are anticipated to be less.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended July 3, 2007 was 32.7% compared to 34.0% for the comparable thirteen week period of 2006. The effective income tax rate for the thirteen weeks ended July 3, 2007 differs from the statutory income tax rate primarily due to anticipated FICA tip credits and the non-deductibility of incentive stock options. We currently estimate our effective tax rate to be approximately 33.0% to 34.0% for fiscal 2007. However, the actual effective tax rate for fiscal 2007 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

Twenty-Six Weeks Ended July 3, 2007 Compared to Twenty-Six Weeks Ended July 4, 2006.

Revenues. Total revenues increased by $39.3 million, or 35.4%, to $150.5 million during the twenty-six weeks ended July 3, 2007 from $111.2 million during the comparable twenty-six week period of 2006. The $39.3 million increase in revenues consisted of an approximate $32.2 million increase in restaurant sales from new restaurants not yet in our comparable sales base, and an approximate $7.1 million or 7.2% increase from comparable restaurant sales. The increase in comparable restaurant sales benefited from estimated effective menu price increase of approximately 3.7% with the rest due to increased customer counts and menu mix shifts.

Cost of Sales. Cost of sales increased by $9.9 million, or 34.6%, to $38.4 million during the twenty-six weeks ended July 3, 2007 from $28.54 million during the comparable twenty-six week period of 2006. As a percentage of revenues, cost of sales decreased slightly to 25.5% for the current twenty-six week period from 25.6% for the prior year comparable twenty-six week period. This decrease is primarily a result of increased revenues from our estimated effective menu price increases partially offset by increased produce costs related to record cold weather in California and increased cheese costs.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $15.0 million, or 38.8%, to $53.7 million during the twenty-six weeks ended July 3, 2007 from $38.7 million during the comparable twenty-six week period of 2006. This increase was primarily due to the opening of eleven new restaurants since the twenty-six weeks ended July 4, 2006. As a percentage of revenues, labor and benefit costs increased to 35.7% for the current twenty-six week period from 34.8% for the prior year comparable twenty-six week period. This percentage increase is primarily due to the minimum wage increases, effective January 2007, in California and certain other states, coupled with the increase in stock-based compensation expense of approximately $302,000, or approximately 0.2% of revenues related to restricted stock units granted in accordance with the Company’s Gold Standard Stock Ownership Program as of the beginning of the current fiscal year. See Note 5 “Stock-Based Compensation” in this Form 10-Q.

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $7.4 million, or 34.8%, to $28.6 million during the twenty-six weeks ended July 3, 2007 from $21.2 million during the comparable twenty-six week period of 2006. The increase reflects additional operating and occupancy expenses related to the eleven new restaurants we opened since the twenty-six weeks ended July 4, 2006. As a percentage of revenues, occupancy and operating expenses decreased slightly to 19.0% for the twenty-six week period from 19.1% for the prior year comparable twenty-six week period. This slight decrease is primarily due to sales leverage related to the fixed component of occupancy.

General and Administrative Expenses. General and administrative expenses increased by $3.3 million, or 33.5%, to $13.0 million during the twenty-six weeks ended July 3, 2007 from $9.7 million during the comparable twenty-six week period of 2006. Included in general and administrative costs for the twenty-six weeks ended July 3, 2007 is $1.1 million of stock-based compensation expense related to the adoption of Statement No. 123(R). This increase is primarily due to planned investments in field supervision and corporate infrastructure to support our growth, higher travel and lodging costs related to our new restaurants in new states and higher restaurant management recruiting and training costs. During 2007, we expect to continue to add resources to the corporate support and field supervision activities in preparation for the planned openings of as many as 13 new restaurants in 2007 which would increase our operating week capacity by 20% to 25% this year. As a percentage of revenues, general and administrative expenses decreased slightly to 8.6% for the twenty-six week period from 8.7% for the prior year comparable twenty-six week period. This decrease is primarily due to leverage of the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $2.1 million, or 45.9%, to $6.5 million during the twenty-six weeks ended July 3, 2007 from $4.4 million during the comparable twenty-six week period of 2006. As a percentage of revenues, depreciation and amortization increased to 4.3% for the twenty-six week period from 4.0% for the prior year comparable twenty-six week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating toolsets.

Restaurant Opening Expense. Restaurant opening expense increased by $900,000, or 37.4%, to $3.2 million during the twenty-six weeks ended July 3, 2007 from $2.3 million during the comparable twenty-six week period of 2006. This increase is primarily due to opening costs related to five restaurant openings and two restaurants in-progress during the thirteen weeks ended July 3, 2007, as compared to five restaurant openings and one restaurant in-progress during the thirteen weeks ended July 3, 2007 coupled with higher travel and lodging costs related to openings in our new states. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Loss on Disposal of Assets. Loss on disposal of assets of $2.0 million, or 1.3% of revenues for the twenty-six weeks ended July 3, 2007 pertains to the disposal of certain assets as a result of implementation of our strategic and growth initiatives. As a result of these initiatives, we made several strategic decisions to upgrade certain assets in our restaurants including the replacement of existing televisions with new flat panel, high definition televisions, the implementation of a more contemporary china/silverware/glassware program and the acceleration of depreciation for two restaurants scheduled to be remodeled in fiscal 2007. We also decommissioned four of our older, smaller and inefficient “legacy” breweries and shifted those brewing activities to our new, larger and more efficient Reno brewery that began initial production activities in the fourth quarter of 2006. Additionally, we relocated our home office support activities to a larger leased facility to more effectively accommodate our planned future expansion which resulted in the disposal of certain nonproductive support-related assets.

Interest Income, Net. Net interest income increased by approximately $1.0 million, or 137.6%, to $1.8 million during the twenty-six weeks ended July 3, 2007 from $768,000 during the comparable twenty-six week period of 2006. This increase is primarily due to higher investment balances, coupled with higher interest rates, compared to the same period as last year.

Other Income, Net. Net other income increased to $312,000 during the twenty-six weeks ended July 3, 2007 from $32,000 during the comparable twenty-six week period of 2006, an increase of $280,000. This increase is due to income recognized from gift card breakage. Based on analysis of our gift card program since its inception, we determined that 24 months after issuance date, gift card balances are unlikely to be redeemed and therefore may be recognized as income. While we will continue to recognize income related to unredeemed gift cards in the future, the amounts are anticipated to be less.

Income Tax Expense. Our effective income tax rate for the twenty-six weeks ended July 3, 2007 was 32.9% compared to 34.4% for the comparable twenty-six week period of 2006. The effective income tax rate for the twenty-six weeks ended July 3, 2007 differs from the statutory income tax rate primarily due to FICA tip credits and the non-deductibility of incentive stock options. We currently estimate our effective tax rate to be approximately 33.0% to 34.0% for fiscal 2007. However, the actual effective tax rate for fiscal 2007 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are principally related to our restaurant growth plans. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve a 20% to 25% increase in total restaurant operating weeks during each of fiscal 2007 and 2008 from the development and opening of new restaurants. Our base of established restaurant operations is not yet large enough to generate enough free cash flow from operations to totally fund our planned expansion indefinitely. Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for substantially all of our restaurant locations. However, from time to time, we may be required to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, the Company owns the land that underlies four of its restaurants, and may determine at some future point to monetize those assets through a sale-leaseback or other financial transaction. We are typically required to expend cash to perform certain site–related work and to construct and equip our restaurant buildings. We currently expect to open as many as 13 new restaurants during fiscal 2007 of which seven have already been opened as of August 3, 2007. We believe that our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not currently required to be reflected as indebtedness on our consolidated balance sheets, the minimum rents and other related lease obligations, such as common area expenses, under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. We also require capital resources to maintain our existing base of restaurants and brewery operations and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

Our cash flows from operating activities, as detailed in the consolidated statements of cash flows, provided $10.4 million of net cash during the twenty-six weeks ended July 3, 2007, a $2.2 million increase from the $8.2 million generated during the comparable twenty-six week period of 2006. The increase in cash from operating activities is primarily due to increase in operating income combined with higher depreciation expense due to more restaurants, increased non-cash stock-based compensation expense due to initial GSSOP grants and the loss related to the disposal of assets offset by the timing of payments to vendors included in accounts payable and accrued expenses.

For the twenty-six weeks ended July 3, 2007, total capital expenditures were $33.8 million of which expenditures for the acquisition of land, restaurant and brewery equipment and leasehold improvements to construct new restaurants were $24.0 million. These expenditures were primarily related to the construction of our new restaurants in Columbus, Ohio, Tampa and Orlando, Florida, Norman, Oklahoma and Palmdale, California which opened during the twenty-six weeks ended July 3, 2007, as well as expenditures related to additional restaurants expected to open later this year. In addition, total capital expenditures related to the maintenance of existing restaurants and expenditures for restaurant and corporate systems were $7.3 million and $2.5 million, respectively.

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

On December 15, 2005, we established a $10 million unsecured revolving line of credit (the Line of Credit) which expires on December 31, 2008. Availability under the Line of Credit is reduced by outstanding letters of credit primarily supporting our self insurance programs. As of July 3, 2007, there were no funded borrowings outstanding under the Line of Credit; however there was $1.4 million outstanding in letters of credit. Borrowings under the Line of Credit will bear interest at 1% per annum in excess of the applicable LIBOR rate. We are currently evaluating proposals from financial institutions for a new $25 million revolving line of credit, and expect to complete our evaluation during the next 90 days.

Prior to the March 2005 equity offering, we funded our capital requirements primarily through cash flows from operations and proceeds received from the exercise of redeemable warrants during 2002. As of August 3, 2007, we have entered into seven signed leases or purchase agreements, of which the restaurants have not yet begun operations, and we expect to enter into additional leases for new restaurant locations. Our capital requirements related to opening additional restaurants will continue to be significant. We currently anticipate our capital expenditures for 2007, net of any allowance we may receive from our landlords, to be approximately $60 - $65 million related to the construction of our new restaurants, one land purchase for restaurant development, and the reinvestment in some of our older restaurants as well as normal maintenance capital expenditures and the investment in our restaurant toolsets. We expect to fund these expenditures with our current cash and investment balances, cash flow from operations and landlord construction allowances (also known as tenant improvement allowances). During fiscal 2007, we expect to secure a total of approximately $3.4 million of tenant improvement allowances. During fiscal 2008, we are currently targeting approximately $12 to $14 million of such allowances. While these allowances offset certain capital investment outlays for our new restaurants, they also result in higher minimum rental expenses.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (VIEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of July 3, 2007, we are not involved in any unconsolidated VIE transactions.

IMPACT OF INFLATION

The impact of inflation on food, labor, energy and occupancy costs can significantly affect our operations. Many of our employees are paid hourly rates related to federal and state minimum wage laws. Minimum wages have been increased numerous times and remain subject to future increases.

While we have been able to react to inflation and other changes in our costs of key operating expenses by gradually increasing prices for our menu items, combined with efficient purchasing arrangements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. Competitive conditions could limit our menu pricing flexibility. We cannot guarantee that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. Many of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

SEASONALITY AND ADVERSE WEATHER

Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher sales volume periods than other periods of the year. In addition, during the twenty-six weeks ended July 3, 2007, we opened our first restaurants in Florida, Ohio and Oklahoma and accordingly, those restaurants will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those states. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening costs. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of July 3, 2007, no impairment indicators have been identified.

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

Leases

We lease the majority of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (Statement No. 13) which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases pursuant to the requirements of Statement No. 13. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that may be reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord construction contributions can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease.

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

Beginning in 2007, substantially all of our restaurant general managers, executive kitchen managers, culinary training managers and our area and regional restaurant directors are eligible to participate in a new equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the GSSOP) under our 2005 Equity Incentive Plan. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (RSUs). The GSSOP is dependent on each participant’s extended service with us in their respective positions (five years) and their achievement of certain agreed-upon performance objectives during that service period. Under the GSSOP, the Company issued 240,049 RSUs. The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years).

Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Restricted stock units generally cliff vest 100% after five years.

We account for these plans under the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement No. 123(R)), using the modified-prospective-transition method. Compensation expense recognized in the twenty-six weeks ended July 3, 2007 and July 4, 2006 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of Statement No. 123 (R)), based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R)

Statement No. 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results.

Statement No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the market value of marketable securities and also affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the twenty-six weeks ended July 3, 2007, the average pre-tax interest rate earned on cash and cash equivalents and investments was approximately 4.8%. As of July 3, 2007, we held $44.2 million in investments in marketable securities. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of July 3, 2007, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California Superior Court, Case Number BC310146, and on March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. The parties met for a mediation settlement meeting and have scheduled another mediation settlement meeting, on a non binding basis, for later this year. The outcome of this matter cannot be ascertained at this time.

On February 16, 2006, a former employee filed a lawsuit in Orange County, California, Superior Court, Case Number 06CC00030, on behalf of herself and allegedly other employees, for alleged failure to provide rest periods and meal periods and violation of California Business and Professions Code Section 17200. We have answered the complaint, denying the allegations and raising various additional defenses. Discovery in this case has begun. The parties have discussed holding a mediation settlement meeting, on a non-binding basis. The outcome of this matter cannot be ascertained at this time.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2007, we held our Annual Meeting of Shareholders. Shareholders voted upon the election of directors and the ratification of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending January 1, 2008.

Paul A. Motenko, Jeremiah J. Hennessy, Gerald W. Deitchle, James A. Dal Pozzo, Shann M. Brassfield, John F. Grundhofer, J. Roger King, Peter A. Bassi and Larry D. Bouts all of whom were directors prior to the Annual Meeting and were nominated for re-election, were re-elected at the meeting. The following votes were cast for each of the nominees:

Name	For	Authority Withheld
Paul A. Motenko	22,625,139	202,336
Jeremiah J. Hennessy	22,623,151	204,324
Gerald W. Deitchle	22,682,011	145,464
James A. Dal Pozzo	22,606,263	221,212
Shann M. Brassfield	22,808,158	19,317
John F. Grundhofer	22,790,894	36,581
J. Roger King	22,809,145	18,330
Peter A. Bassi	22,809,335	18,140
Larry D. Bouts	22,809,480	17,995

There were no abstentions or broker non-votes with respect to the election of directors.

The shareholders also approved the ratification of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 1, 2008. The following votes were cast on the ratification: 22,813,215 For; 7,066 Against; 7,194 Abstain. There were no broker non-votes.

Item 5.	OTHER INFORMATION

(b) Effective May 30, 2007, our Board of Directors approved an amendment and restatement of our Bylaws. Such amended and restated Bylaws modified certain procedures pursuant to which shareholder nominations for election to the Board of Directors will be considered. Descriptions of the provisions adopted or changed and, if applicable, the previous provision are provided below. These descriptions are summaries and are qualified in their entirety by the Bylaws filed herewith as Exhibit 3.2, the text of which is incorporated by reference herein.

New Sections 14 and 15 were added to Article II of the Bylaws to establish procedures pursuant to which a shareholder may nominate a person for election to the Board or propose business to be considered at a shareholders meeting. These changes are designed to give the Board and the Company ample information and time to respond to any shareholder proposals and shareholder nominations for Board seats. The following summarizes the material provisions of these new sections:

Meeting Procedures. The Chairman of the Board or such other officer as is designated by a majority of the Board will preside over meetings and have the authority to determine the order of business and regulate conduct at the meeting (including regulating who may make statements at the meeting and when).

Nominations. To nominate a person for election to the Board, a shareholder must set forth all information relating to the nominee that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to applicable proxy solicitation rules.

Shareholder Business. To propose an item of business, a shareholder must provide notice containing such information as is specified in the Bylaws as to the proposal, including a brief description of the business, along with a description and the text of the proposal or business. The shareholder also must set forth the reasons for conducting such business at the meeting, and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made.

Notice Deadlines. Written notice of a shareholder nomination or proposal of other business must be delivered to the Company’s secretary not less than 60 nor more than 90 days prior to the date on which the Company first mailed its proxy materials for the prior year’s annual meeting. However, if the Company’s annual meeting is advanced or delayed by more than 30 days from the anniversary of the previous year’s meeting, a shareholder’s written notice will be timely if its is delivered by the10th day following the public announcement of the date of the meeting.

Notice Requirements for Special Meetings. At a special meeting of shareholders, only such business shall be conducted as shall have been brought before the meeting pursuant to the Company’s notice of meeting or as may otherwise be properly brought before the meeting in accordance with the Bylaws.

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Bylaws of the Company, incorporated by reference to Exhibits 3.2 of the Registration Statement.

3.3	Certificate of amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report on Form 10-K.

3.4	Amendment to Bylaws of the Company, incorporated by reference to Exhibit 3.4 of the 2004 Annual Report on Form 10-K.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

August 7, 2007	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chief Executive Officer, President and Director

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Financial Officer