Form 10-Q
period 2007-10-02
BJs RESTAURANTS INC
filed 2007-11-06
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2007

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

As of November 5, 2007, there were 26,333,050 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended October 2, 2007

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 2, 2007 (Unaudited)	January 2, 2007
Assets
Current assets:
Cash and cash equivalents	$7,871	$51,758
Investments	42,425	32,895
Accounts and other receivables	9,418	2,368
Inventories	2,557	2,059
Prepaids and other current assets	2,209	2,710
Deferred income taxes	4,911	3,758

Total current assets	69,391	95,548
Property and equipment, net	189,136	148,395
Goodwill	4,673	4,673
Notes receivable	734	786
Other assets, net	1,120	447

Total assets	$265,054	$249,849

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,329	$11,946
Accrued expenses	23,478	24,481

Total current liabilities	32,807	36,427
Deferred income taxes	5,926	2,399
Other liabilities	10,400	8,161

Total liabilities	49,133	46,987
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 26,333 and 26,061 shares issued and outstanding as of October 2, 2007 and January 2, 2007, respectively	165,516	164,592
Capital surplus	11,502	7,380
Retained earnings	38,903	30,890

Total shareholders’ equity	215,921	202,862

Total liabilities and shareholders’ equity	$265,054	$249,849

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 2, 2007	October 3, 2006	October 2, 2007	October 3, 2006
Revenues	$80,388	$61,796	$230,896	$172,995
Costs and expenses:
Cost of sales	20,515	16,043	58,866	44,525
Labor and benefits	27,692	21,427	81,400	60,129
Occupancy and operating expenses	16,276	12,039	44,890	33,263
General and administrative	6,388	5,099	19,363	14,817
Depreciation and amortization	3,850	2,619	10,337	7,067
Restaurant opening expense	1,964	1,308	5,178	3,647
Loss on disposal of assets	—	—	2,004	—

Total costs and expenses	76,685	58,535	222,038	163,448

Income from operations	3,703	3,261	8,858	9,547

Other income:
Interest income, net	779	321	2,604	1,089
Other income, net	47	5	371	37

Total other income	826	326	2,975	1,126

Income before income taxes	4,529	3,587	11,833	10,673
Income tax expense	1,416	1,215	3,820	3,650

Net income	$3,113	$2,372	$8,013	$7,023

Net income per share:
Basic	$0.12	$0.10	$0.31	$0.31

Diluted	$0.12	$0.10	$0.30	$0.30

Weighted average number of shares outstanding:
Basic	26,238	22,918	26,135	22,869

Diluted	26,931	23,693	26,866	23,751

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirty-Nine Weeks Ended
	October 2, 2007	October 3, 2006
Cash flows from operating activities:
Net income	$8,013	$7,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,337	7,067
Deferred income taxes	2,374	(242)
Stock-based compensation expense	2,167	1,302
Loss on disposal of assets	2,004	—
Changes in assets and liabilities:
Accounts and other receivables	(7,050)	283
Inventories	(498)	(37)
Prepaids and other current assets	501	426
Other assets, net	(676)	(15)
Accounts payable	(2,617)	4,253
Accrued expenses	(1,474)	(3,039)
Other liabilities	1,564	1,404
Landlord contribution for tenant improvements	675	1,042

Net cash provided by operating activities	15,320	19,467
Cash flows from investing activities:
Purchases of property and equipment	(55,067)	(41,677)
Proceeds from sale of assets	2,636	—
Proceeds from investments sold	42,323	39,651
Purchases of investments	(51,853)	(14,892)
Collection of notes receivable	52	50

Net cash used in investing activities	(61,909)	(16,868)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	1,778	1,494
Proceeds from equity transaction	(20)	—
Proceeds from exercise of stock options	944	599

Net cash provided by financing activities	2,702	2,093

Net (decrease) increase in cash and cash equivalents	(43,887)	4,692
Cash and cash equivalents, beginning of period	51,758	8,144

Cash and cash equivalents, end of period	$7,871	$12,836

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$4,667	$3,260

Supplemental disclosure of non-cash financing activity:

For the thirty-nine weeks ended October 2, 2007 and October 3, 2006, there was $177 and $217, respectively, of stock-based compensation capitalized related to the development and construction of our new restaurants in accordance with Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (Statement No. 123(R)).

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

We record a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized. We recognize gift card breakage income when the likelihood of the redemption of the cards becomes remote which is typically 24 months after issuance.

2. INVESTMENTS

All investments are classified as held-to-maturity and are reported at amortized cost. Realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	October 2, 2007	January 2, 2007
U.S. and government agency securities	$—	$2,466
U.S. corporate notes and bonds	42,425	30,429

Total investments	$42,425	$32,895

Average maturities for the Company’s total investment portfolio as of October 2, 2007 and January 2, 2007 were approximately three months. All short term investments are investment grade securities.

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

In accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share (Statement No. 128), basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. At October 2, 2007, 214,726 million shares of restricted stock units issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for the thirteen and thirty-nine weeks ended October 2, 2007. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted stock units, calculated using the treasury stock method. Assumed proceeds from the in-the-money options, include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by Statement No. 123(R).

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands).

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 2, 2007	October 3, 2006	October 2, 2007	October 3, 2006
Numerator:
Net income for basic and diluted net income per share	$3,113	$2,372	$8,013	$7,023

Denominator:
Weighted average shares outstanding - basic	26,238	22,918	26,135	22,869
Effect of dilutive common stock equivalents	693	775	731	882

Weighted average shares outstanding - diluted	26,931	23,693	26,866	23,751

For the thirteen weeks ended October 2, 2007 and October 3, 2006, there were approximately 285,430 and 382,680 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. For the thirty-nine weeks ended October 2, 2007 and October 3, 2006, there were approximately 290,430 and 382,680 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

4. RELATED PARTY

As of October 2, 2007, Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 16.7% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently the Company’s largest supplier of food, beverage and paper products. In July 2006, after an extensive competitive bidding process, the Company entered into a three-year agreement with a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. Jacmar will continue to service the Company’s restaurants in California, while other system distributors will service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $31.8 million and $20.5 million of food, beverage and paper products for the thirty-nine weeks ended October 2, 2007 and October 3, 2006, respectively, which represents 54.0% and 46.0% of our total costs for these products, respectively. We had trade payables related to these products of approximately $2.4 million and $1.4 million at October 2, 2007 and October 3, 2006, respectively.

5. STOCK-BASED COMPENSATION

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 2, 2007	October 3, 2006	October 2, 2007	October 3, 2006
Labor and benefits stock- based compensation	$188	$10	$511	$29
General and administrative stock-based compensation	562	425	1,656	1,274
Capitalized stock-based compensation (1)	48	77	177	217

(1) Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

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

Beginning in 2007, substantially all of our restaurant general managers, executive kitchen managers, culinary training managers and our area and regional restaurant directors are eligible to participate in a new equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the GSSOP) under our 2005 Equity Incentive Plan. In November 2007, we expanded our GSSOP eligibility to also include certain brewery personnel. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (RSUs). The GSSOP is dependent on each participant’s extended service with us in their respective positions (five years) and their achievement of certain agreed-upon performance objectives during that service period. Under the GSSOP, the Company has issued 269,014 RSUs. The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock based compensation expense related to the GSSOP of approximately $606,000 during the thirty-nine weeks ended October 2, 2007. In addition, total unrecognized stock based compensation expense related to non-vested restricted shares was $4.4 million, which is expected to be generally recognized over the remaining five years.

Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Restricted stock units generally cliff vest 100% after five years.

We account for equity grants under these plans in accordance with the fair value recognition provisions of Statement No. 123(R), using the modified-prospective-transition method. Compensation expense recognized in the thirty-nine weeks ended October 2, 2007 and October 3, 2006 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of Statement No. 123 (R)), based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	October 2, 2007	October 3, 2006
Expected volatility	40.82%	38.78%
Risk free interest rate	4.65%	4.46%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$8.30	$9.49

Statement No. 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of October 2, 2007, total unrecognized stock based compensation expense related to non-vested stock options was $5.8 million, which is expected to be recognized over the remaining five years.

6. COMMON STOCK

On November 16, 2006, the Company sold 3,075,000 shares of common stock to major institutional investors in a “PIPE.” (private investment in public equity) offering at a purchase price of $20.00 per share for $58.3 million (net of approximately $3.2 million in related fees and expenses). The proceeds are currently being utilized to fund the expansion of the Company’s restaurant operations and general corporate purposes.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted FIN 48 as of January 3, 2007, and there was no adjustment to opening retained earnings. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of October 2, 2007, there was no change in the amount of unrecognized tax benefits recorded, which approximates $131,000.

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

9. SUBSEQUENT EVENTS

On October 17, 2007, we entered into a new $25 million unsecured revolving line of credit with a major financial institution (the “New Line of Credit”) which will replace our existing $10 million line of credit with another financial institution, subject to the termination of the existing letters of credit. The New Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. Currently, we expect to principally utilize the New Line of Credit for letters of credit that are required to support certain of our self insurance programs. As of October 25, 2007, there were no funded borrowings outstanding under the New Line of Credit; however, there were outstanding letters of credit totaling $2.3 million. Any borrowings under the New Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the New Line of Credit agreement. Any interest on the New Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, without limitation: (i) our ability to manage an increasing number of new restaurant openings, (ii) construction delays, (iii) labor shortages, (iv) minimum wage increases, (v) food quality and health concerns, (vi) factors that impact California, where 39 of our current 67 restaurants are located (as of October 25, 2007), (vii) restaurant and brewery industry competition, (viii) impact of certain brewery business considerations, including, without limitation, dependence upon suppliers and related hazards, (ix) consumer trends, (x) potential uninsured losses and liabilities, (xi) fluctuating commodity costs including food and energy, (xii) trademark and service mark risks, (xiii) government regulations, (xiv) licensing costs, (xv) beer and liquor regulations, (xvi) loss of key personnel, (xvii) inability to secure acceptable sites, (xviii) limitations on insurance coverage, (xix) legal proceedings, (xx) other general economic and regulatory conditions and requirements and (xxi) numerous other matters discussed in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 2, 2007. See Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2007.

GENERAL

On October 25, 2007, we owned and operated 67 restaurants located in California, Oregon, Colorado, Arizona, Texas, Nevada, Ohio, Florida and Oklahoma. A licensee also operates one restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse® which receives the beer it sells from one of our breweries or an approved third party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill® which is a smaller format, full service restaurant. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie® dessert. Our BJ’s Restaurant & Brewery® restaurants feature in-house brewing facilities where BJ’s proprietary hand-crafted beers are produced for our restaurants.

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from our gift cards are recognized upon redemption in our restaurants.

Effective June 2007, we began recognizing gift card breakage as other income on our Consolidated Statement of Income. Gift card breakage is recorded when the likelihood of the redemption of the gift cards becomes remote, which is typically after 24 months after original gift card issuance.

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

General and administrative expenses include all corporate, field supervision and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include corporate management, field supervision and corporate hourly staff salaries and related employee benefits (including stock-based compensation expense), travel and relocation costs, information systems, the cost to recruit and train new restaurant management employees, corporate rent and professional and consulting fees. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. Restaurant preopening expenses, which are expensed as incurred, consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction period.

The Company currently produces its signature handcrafted beer in either the breweries operated within certain restaurants or through approved third party craft brewers (“contract brewers”). The Company continues to evaluate the merits of expanding the contract brewing arrangements for some of its handcrafted beers. If the Company ultimately determines to expand such arrangements, additional Company-opened breweries may be required to be decommissioned. This evaluation is ongoing and is currently expected to be completed in fiscal 2008.

The Company currently has leases for two of its smaller, legacy “BJ’s Pizza and Grill” locations and two of its larger-format BJ’s Restaurant and Brewhouse locations that, unless renewed, will expire during the next 12 months. The Company currently believes that all four leases can be renewed and is currently communicating with the respective landlords to determine the specific terms of the renewals in the event the Company ultimately determines it is in its best interests to renew.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended October 2, 2007 and October 3, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 2, 2007	October 3, 2006	October 2, 2007	October 3, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.5	26.0	25.5	25.7
Labor and benefits	34.4	34.7	35.3	34.8
Occupancy and operating expenses	20.2	19.5	19.4	19.2
General and administrative	7.9	8.3	8.4	8.6
Depreciation and amortization	4.8	4.2	4.5	4.1
Restaurant opening expense	2.4	2.1	2.2	2.1
Loss on disposal of assets	—	—	0.9	—

Total costs and expenses	95.2	94.8	96.2	94.5

Income from operations	4.8	5.2	3.8	5.5
Other income:
Interest income, net	1.0	0.5	1.1	0.6
Other income, net	0.1	—	0.2	—

Total other income	1.1	0.5	1.3	0.6

Income before income taxes	5.9	5.7	5.1	6.1
Income tax expense	1.8	2.0	1.7	2.1

Net income	4.1%	3.7%	3.4%	4.0%

Thirteen Weeks Ended October 2, 2007 Compared to Thirteen Weeks Ended October 3, 2006.

Revenues. Total revenues increased by $18.6 million, or 30.1%, to $80.4 million during the thirteen weeks ended October 2, 2007 from $61.8 million during the comparable thirteen week period of 2006. The $18.6 million increase in revenues consisted of an increase of approximately $15.6 million in restaurant sales from new restaurants not yet in our comparable sales base, and an increase of approximately $3.0 million, or 5.6%, in comparable restaurant sales. The increase in comparable restaurant sales resulted in part from an estimated menu price increase of approximately 4.5% with the remaining increase due to increased customer counts and menu mix shifts.

During 2007, menu prices have been increased at a slightly higher rate than in past years primarily to offset the impact of certain increased commodity costs, increased statutory minimum wages and the cost of certain quality enhancements introduced to our restaurants, including (but not limited to) a more intensive, ongoing repair and maintenance program and upgraded china, silverware, glassware and linen napkins. Our 2007 revenues and, in particular, our comparable sales have benefited from these menu price increases. Over time, we expect that our comparable sales comparisons will gradually approach the 2% to 3% range, which is currently expected to be the amount of annual normalized increases in our menu prices. All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors referenced in the section of our Annual Report on Form 10-K for the year ended January 2, 2007 entitled “Risk Factors” can impact comparable sales comparisons. Accordingly, there can be no assurance that increases in comparable sales will be achieved as a result of increased menu prices or other factors.

Cost of Sales. Cost of sales increased by $4.5 million, or 27.9%, to $20.5 million during the thirteen weeks ended October 2, 2007 from $16.0 million during the comparable thirteen week period of 2006. As a percentage of revenues, cost of sales decreased to 25.5% for the current thirteen week period as compared to 26.0% for the prior year comparable thirteen week period. This decrease is a result of higher menu prices and improved efficiencies at our Reno brewery, partially offset by increased produce costs related to record cold weather in California in early 2007 and increased cheese and dairy related costs.

Commodity costs in general are expected to be significantly higher for most restaurant operators during 2008. We are currently in the process of finalizing many of our contracts for food and related commodities for fiscal 2008, and we currently expect that our aggregate commodity costs could increase approximately 3% in absolute terms next year. We currently intend to increase our menu prices in 2008 at roughly the same percentage increase achieved during 2007 (approximately 4%) in order to help offset these and other expected operating cost increases; however, our effective menu pricing for 2008 may be greater or less than the 4% range discussed. While we believe that our restaurant concept has additional pricing power as a result of the numerous quality upgrades that we have implemented with respect to our food, service and facilities during the past 18 to 24 months, we cannot guarantee that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.

We do anticipate that cost of sales in our new restaurants will typically be higher during the first 90-180 days of operations versus our mature restaurants, as management teams become accustomed to optimally predicting, managing and servicing sales volumes at our new restaurants.

We provide our customers a large variety of menu items and therefore, we are not overly dependent on a single group of commodities. We continue to work with our suppliers to control food costs. However, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions outside of our control.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $6.3 million, or 29.2%, to $27.7 million during the thirteen weeks ended October 2, 2007 from $21.4 million during the comparable thirteen week period of 2006. This increase was primarily due to the opening of thirteen new restaurants since the comparable thirteen week period ended October 3, 2006. As a percentage of revenues, labor and benefit costs decreased to 34.4% for the current thirteen week period from 34.7% for the prior year comparable thirteen week period. This percentage decrease is primarily a result of leverage over the fixed nature of our workers compensation and payroll benefit plans offset by minimum wage increases in California and certain other states, coupled with the increase in stock-based compensation expense of approximately $178,000, or approximately 0.2% of revenues, related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program as of the beginning of the current fiscal year. See Note 5 “Stock-Based Compensation” in this Form 10-Q.

The California minimum wage will increase another $0.50 to $8.00 per hour effective January 1, 2008. Other state minimum wages will likely increase in 2008. Additionally, the federal minimum wage will increase $0.70 to $6.55 per hour effective July 24, 2008. We currently intend to increase our menu prices in 2008 at roughly the same percentage increase achieved during 2007 (approximately 4%) in order to help offset these and other expected cost increases.

For new restaurants, labor expenses will typically be higher than normal during the first 90 to 180 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes expected at our new restaurants.

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $4.3 million, or 35.2%, to $16.3 million during the thirteen weeks ended October 2, 2007 from $12.0 million during the comparable thirteen week period of 2006. The increase reflects additional operating and occupancy expenses related to the thirteen new restaurants we opened since the thirteen weeks ended October 3, 2006. As a percentage of revenues, occupancy and operating expenses increased to 20.2% for the thirteen week period from 19.5% for the prior year comparable thirteen week period. This increase is primarily related to short term inefficiencies as a result of our initial rollout of our upgraded china, silverware, glassware and linen napkin program coupled with the absolute higher cost of these programs, as well as, increased gross receipts tax, license fees and merchant credit card fees passed through to us by our transaction processor. These increases were partially offset by increased leverage of the fixed component of these expenses from higher revenues. We currently expect the effect of the short-term inefficiencies associated with certain of our upgrade programs to be substantially reduced during the fourth quarter of 2007.

General and Administrative Expenses. General and administrative expenses increased by $1.3 million, or 25.3%, to $6.4 million during the thirteen weeks ended October 2, 2007 from $5.1 million during the comparable thirteen week period of 2006. This increase is primarily due to planned investments in field supervision and corporate infrastructure to support our growth, higher travel and lodging costs related to our new restaurants in new states and higher restaurant management recruiting and training costs. During 2007 and 2008, we expect to continue to add resources to the corporate support and field supervision activities in preparation for the planned openings of as many as 13 and 15 new restaurants in each of those years, respectively, which would increase our operating week capacity by 20% to 25% in each year. As a percentage of revenues, general and administrative expenses decreased to 7.9% for the current thirteen week period from 8.3% for the prior year comparable thirteen week period. This decrease is primarily due to leverage of the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $1.2 million, or 47.0%, to $3.8 million during the thirteen weeks ended October 2, 2007 from $2.6 million during the comparable thirteen week period of 2006. As a percentage of revenues, depreciation and amortization increased to 4.8% for the thirteen week period from 4.2% for the prior year comparable thirteen week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives.

Restaurant Opening Expense. Restaurant opening expense increased by $656,000, or 50.2%, to $2.0 million during the thirteen weeks ended October 2, 2007 from $1.3 million during the comparable thirteen week period of 2006. This increase is primarily due to opening costs related to four restaurant openings and four restaurants in-progress during the thirteen weeks ended October 2, 2007, as compared to two restaurant openings and four restaurants in-progress during the thirteen weeks ended October 3, 2006 coupled with higher pre-opening rent and higher travel and lodging costs related to openings in our new states. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Interest Income, Net. Net interest income increased by $458,000, or 142.7%, to $779,000 during the thirteen weeks ended October 2, 2007 from $321,000 during the comparable thirteen week period of 2006. This increase is primarily due to higher investment balances, coupled with higher interest rates, compared to the same quarter last year.

Other Income, Net. Net other income increased to $47,000 during the thirteen weeks ended October 2, 2007 from $5,000 during the comparable thirteen week period of 2006, an increase of $42,000. This increase is due to income recognized from gift card breakage. Based on analysis of our gift card program since its inception, we determined that 24 months after issuance date, gift card balances are unlikely to be redeemed and therefore may be recognized as income.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended October 2, 2007 was 31.3% compared to 33.9% for the comparable thirteen week period of 2006. The effective income tax rate for the thirteen weeks ended October 2, 2007 differs from the statutory income tax rate primarily due to anticipated FICA tip credits and the non-deductibility of incentive stock options. We currently estimate our effective tax rate to be approximately 32.0% to 33.0% for fiscal 2007. However, the actual effective tax rate for fiscal 2007 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

Thirty-Nine Weeks Ended October 2, 2007 Compared to Thirty-Nine Weeks Ended October 3, 2006.

Revenues. Total revenues increased by $57.9 million, or 33.5%, to $230.9 million during the thirty-nine weeks ended October 2, 2007 from $173.0 million during the comparable thirty-nine week period of 2006. The $57.9 million increase in revenues consisted of an increase of approximately $47.8 million in restaurant sales from new restaurants not yet in our comparable sales base, and an increase of approximately $10.1 million or 6.6% from comparable restaurant sales. The increase in comparable restaurant sales benefited from an estimated [NOTE: “effective” not used in three month description menu price increase of approximately 4.0% with the rest due to increased customer counts and menu mix shifts.

Cost of Sales. Cost of sales increased by $14.3 million, or 32.2%, to $58.9 million during the thirty-nine weeks ended October 2, 2007 from $44.5 million during the comparable thirty-nine week period of 2006. As a percentage of revenues, cost of sales decreased slightly to 25.5% for the current thirty-nine week period from 25.7% for the prior year comparable thirty-nine week period. This decrease is primarily a result of menu price increases partially offset by increased produce costs related to record cold weather in California in early 2007 and increased cheese and dairy related costs.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $21.3 million, or 35.4%, to $81.4 million during the thirty-nine weeks ended October 2, 2007 from $60.1 million during the comparable thirty-nine week period of 2006. This increase was primarily due to the opening of thirteen new restaurants since the thirty-nine weeks ended October 3, 2006. As a percentage of revenues, labor and benefit costs increased to 35.3% for the current thirty-nine week period from 34.8% for the prior year comparable thirty-nine week period. This percentage increase is primarily due to minimum wage increases in California and certain other states, coupled with the increase in stock-based compensation expense of approximately $481,000, or approximately 0.2% of revenues, related to restricted stock units granted in accordance with the Company’s Gold Standard Stock Ownership Program as of the beginning of the current fiscal year. See Note 5 “Stock-Based Compensation” in this Form 10-Q.

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $11.6 million, or 35.0%, to $44.9 million during the thirty-nine weeks ended October 2, 2007 from $33.3 million during the comparable thirty-nine week period of 2006. The increase reflects additional operating and occupancy expenses related to the thirteen new restaurants we opened since the thirty-nine weeks ended October 3, 2006. As a percentage of revenues, occupancy and operating expenses increased to 19.4% for the thirty-nine week period from 19.2% for the prior year comparable thirty-nine week period. This increase is primarily due to increased costs related to our upgraded china, silverware, glassware and napkins, gross receipts tax, license fees and increased merchant credit card fees passed through to us by our transaction processor partially offset by increased leverage of the fixed component of these expenses from higher revenues.

General and Administrative Expenses. General and administrative expenses increased by $4.5 million, or 30.7%, to $19.4 million during the thirty-nine weeks ended October 2, 2007 from $14.8 million during the comparable thirty-nine week period of 2006. Included in general and administrative costs for the thirty-nine weeks ended October 2, 2007 and October 3, 2006 is $1.7 million and $1.3 million, respectively, of stock-based compensation expense related to the adoption of Statement No. 123(R). As a percentage of revenues, general and administrative expenses decreased slightly to 8.4% for the thirty-nine week period from 8.6% for the prior year comparable thirty-nine week period. This decrease is primarily due to leverage of the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $3.3 million, or 46.3%, to $10.3 million during the thirty-nine weeks ended October 2, 2007 from $7.1 million during the comparable thirty-nine week period of 2006. As a percentage of revenues, depreciation and amortization increased to 4.5% for the thirty-nine week period from 4.1% for the prior year comparable thirty-nine week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating toolsets restaurant remodels and initiatives.

Restaurant Opening Expense. Restaurant opening expense increased by $1.5 million, or 42.0%, to $5.2 million during the thirty-nine weeks ended October 2, 2007 from $3.6 million during the comparable thirty-nine week period of 2006. This increase is primarily due to opening costs related to nine restaurant openings and four restaurants in-progress during the thirty-nine weeks ended October 2, 2007, as compared to seven restaurant openings and four restaurant in-progress during the thirty-nine weeks ended October 3, 2006, coupled with higher travel and lodging costs related to openings in our new states and higher pre-opening rent. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Loss on Disposal of Assets. Loss on disposal of assets of $2.0 million, or 0.9% of revenues for the thirty-nine weeks ended October 2, 2007 pertains to the disposal of certain assets as a result of implementation of our strategic and growth initiatives. As a result of these initiatives, we made several strategic decisions to upgrade certain assets in our restaurants including the replacement of existing televisions with new flat panel, high definition televisions, the implementation of a more contemporary china/silverware/glassware program and the acceleration of depreciation for two restaurants scheduled to be remodeled in fiscal 2007. We also decommissioned four of our older, smaller and inefficient “legacy” breweries and shifted those brewing activities to our new, larger and more efficient Reno brewery that began initial production activities in the fourth quarter of 2006. Additionally, we relocated our home office support activities to a larger leased facility to more effectively accommodate our planned future expansion which resulted in the disposal of certain nonproductive support-related assets.

Interest Income, Net. Net interest income increased by approximately $1.5 million, or 139.1%, to $2.6 million during the thirty-nine weeks ended October 2, 2007 from $1.1 million during the comparable thirty-nine week period of 2006. This increase is primarily due to higher investment balances, coupled with higher interest rates, compared to the same period as last year.

Other Income, Net. Net other income increased to $371,000 during the thirty-nine weeks ended October 2, 2007 from $37,000 during the comparable thirty-nine week period of 2006, an increase of $334,000. This increase is due to income recognized from gift card breakage. Based on analysis of our gift card program since its inception, we determined that 24 months after issuance date, gift card balances are unlikely to be redeemed and therefore may be recognized as income. While we will continue to recognize income related to unredeemed gift cards in future periods, the amounts are anticipated to be less.

Income Tax Expense. Our effective income tax rate for the thirty-nine weeks ended October 2, 2007 was 32.3% compared to 34.2% for the comparable thirty-nine week period of 2006. The effective income tax rate for the thirty-nine weeks ended October 2, 2007 differs from the statutory income tax rate primarily due to FICA tip credits and the non-deductibility of incentive stock options. We currently estimate our effective tax rate to be approximately 32.0% to 33.0% for fiscal 2007. However, the actual effective tax rate for fiscal 2007 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	October 2, 2007	January 2, 2007
Cash and investments	$50,296	$84,653
Net working capital	36,584	59,121
Current ratio	2.1:1.0	2.6:1.0

	Thirty-Nine Weeks Ended
	October 2, 2007	October 3, 2006
Cash provided by operating activities	$15,320	$19,467
Capital expenditures	55,067	41,677

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

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe that our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not currently required to be reflected as indebtedness on our consolidated balance sheets, the minimum rents and other related lease obligations, such as common area expenses, under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. We also require capital resources to maintain our existing base of restaurants and brewery operations and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure landlord construction contributions (also known as tenant improvement allowances or “TIs”) to partially offset the cost of constructing the related restaurants. Generally, landlords recover the cost of such contributions from increased minimum rents. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our restaurants, and we may determine at some future point to monetize those assets through a sale-leaseback or other financial transaction. While the majority of our restaurant locations have been and will likely continue to be free-standing buildings, in the future we may also develop more in-line locations in shopping malls, lifestyle centers, office complexes, strip centers, entertainment centers and other real estate developments. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build out our leased and owned premises. We do not have any current plans to encumber our existing leasehold interests with secured financing. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the consolidated statements of cash flows, provided $15.3 million of net cash during the thirty-nine weeks ended October 2, 2007, representing a $4.2 million decrease from the $19.5 million generated during the comparable thirty-nine week period of 2006. The net decrease in cash from operating activities is primarily due to the timing of trade payable disbursements, coupled with an increase in accounts and other receivables that principally resulted from the completion of a cost segregation study for tax purposes that resulted in an approximate $4.3 million income tax receivable.

On November 16, 2006, we sold 3,075,000 shares of common stock to major institutional investors in a “PIPE” (private investment in public equity) offering at a purchase price of $20.00 per share for $58.3 million (net of approximately $3.2 million in related fees and expenses).

On December 15, 2005, we established a $10 million unsecured revolving line of credit (the “Line of Credit”) with an original expiration date of December 31, 2008. On October 17, 2007, we replaced this unsecured revolving line of credit with a new $25 million unsecured revolving line of credit with a major financial institution (the “New Line of Credit”). The New Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. Currently, we expect to principally utilize the New Line of Credit for letters of credit that are required to support certain of our self insurance programs. As of October 25, 2007, there were no funded borrowings outstanding under the New Line of Credit; however, there were outstanding letters of credit totaling $2.3 million. Any borrowings under the New Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the New Line of Credit agreement. Any interest on the New Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012.

For the thirty-nine weeks ended October 2, 2007, total capital expenditures were $55.1 million of which $40.1 million represented expenditures for the acquisition of land, restaurant and brewery equipment and leasehold improvements to construct new restaurants. As of October 25, 2007, we have opened 12 new restaurants so far during 2007 and expect to open one additional restaurant before the end of November 2007. In addition, total capital expenditures related to the maintenance of existing restaurants and expenditures for restaurant and corporate systems were $11.3 million and $3.7 million, respectively. We currently anticipate our capital expenditures for 2007, gross of any allowances we may receive from landlords, to be $60 to $65 million related to the construction of our new restaurants, one land purchase for restaurant development, and the reinvestment in some of our older restaurants as well as normal maintenance capital expenditures and the investment in our restaurant toolsets. During fiscal 2007, we expect to receive approximately $3.4 million of landlord construction contributions.

We currently plan to open as many as 15 new restaurants during fiscal 2008. As of October 25, 2007, we have entered into four signed leases or purchase agreements for those new restaurants, and we expect to enter into additional leases for new restaurant locations. Our capital requirements related to opening additional restaurants will continue to be significant. We currently anticipate our capital expenditures for 2008, gross of any allowances we may receive from landlords, to be $70 to $75 million related to the construction of new restaurants, the reinvestment in some of our older restaurants as well as normal maintenance capital expenditures and the investment in toolsets and infrastructure. We expect to fund our expected capital expenditures for 2008 with current cash and investment balances, cash flow from operations and landlord contributions. During fiscal 2008, we are currently expecting to obtain approximately $12 to $14 million of such contributions. Our future cash requirements will depend on many factors, including the pace of expansion, real estate markets, construction costs, the specific sites selected for new restaurants, and the nature of the lease and associated financing arrangements negotiated with landlords.

Based upon our current expansion objectives, we believe that our cash and short-term investments on hand, combined with expected cash flows provided by operations and expected landlord construction contributions should be sufficient, in aggregate, to finance our planned capital expenditures and other operating activities through at least fiscal 2008. We may seek additional equity and/or debt financing to fund our future growth and operations. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (VIEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of October 2, 2007, we are not involved in any unconsolidated VIE transactions.

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

SEASONALITY AND ADVERSE WEATHER

Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher sales volume periods than other periods of the year. In addition, during the thirty-nine weeks ended October 2, 2007, we opened our first restaurants in Florida, Ohio and Oklahoma and accordingly, those restaurants will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those states. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening costs. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. If impairment indicators were identified, then assets would be recorded at fair value. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of October 2, 2007, no impairment indicators have been identified.

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

Beginning in 2007, substantially all of our restaurant general managers, executive kitchen managers, culinary training managers and our area and regional restaurant directors are eligible to participate in a new equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the GSSOP) under our 2005 Equity Incentive Plan. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (RSUs). The GSSOP is dependent on each participant’s extended service with us in their respective positions (five years) and their achievement of certain agreed-upon performance objectives during that service period. Under the GSSOP, we issued 269,014 RSUs. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years).

Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Restricted stock units generally cliff vest 100% after five years.

We account for these plans under the fair value recognition provisions of Statement No. 123(R), using the modified-prospective-transition method. Compensation expense recognized in the thirty-nine weeks ended October 2, 2007 and October 3, 2006 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of Statement No. 123 (R)), based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).

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

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the market value of marketable securities and also affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the thirty-nine weeks ended October 2, 2007, the average pre-tax interest rate earned on cash and cash equivalents and investments was approximately 5.0%. As of October 2, 2007, we held $42.4 million in investments in marketable securities. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of October 2, 2007, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California Superior Court, Case Number BC310146, and on March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. The parties met for mediation settlement talks, on a non binding basis, and expect to continue to discuss settlement. The outcome of this matter cannot be ascertained at this time.

On February 16, 2006, a former employee filed a lawsuit in Orange County, California, Superior Court, Case Number 06CC00030, on behalf of herself and allegedly other employees, for alleged failure to provide rest periods and meal periods and violation of California Business and Professions Code Section 17200. We have answered the complaint, denying the allegations and raising various additional defenses. Discovery in this case has begun. The parties met for a mediation settlement meeting and have scheduled another settlement meeting, on a non-binding basis, for later this year. The outcome of this matter cannot be ascertained at this time.

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

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Bylaws of the Company, incorporated by reference to Exhibits 3.2 of the Registration Statement.

3.3	Certificate of amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report on Form 10-K.

3.4	Amendment to Bylaws of the Company, incorporated by reference to Exhibit 3.4 of the 2004 Annual Report on Form 10-K.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	Form of Restricted Stock Unit Agreement (non-GSSOP) under the 2005 Equity Incentive Plan.

10.2	Form of Restricted Stock Unit Notice (non-GSSOP) under the 2005 Equity Incentive Plan.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC. (Registrant)

November 5, 2007	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chief Executive Officer, President and Director

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President and Chief Financial Officer