Form 10-Q/A
period 2007-10-02
BJs RESTAURANTS INC
filed 2007-11-08
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to correct the following typographical errors: (1) in Note 3 to the Notes to Unaudited Consolidated Financial Statements, the word “million” was removed from the second sentence of the second paragraph in order to clarify that 214,726 shares are subject to unvested restricted stock units and (2) in Part I, Item 2, under “RESULTS OF OPERATIONS — Thirty-Nine Weeks Ended October 2, 2007 Compared to Thirty-Nine Weeks Ended October 3, 2006 — Revenues” we inadvertently included, and have therefore deleted, the words “[NOTE: “effective” not used in three month description” in the last sentence. Other than these two changes, the remainder of the document is unchanged from the original filing.

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

In accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share (Statement No. 128), basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. At October 2, 2007, 214,726 shares of restricted stock units issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for the thirteen and thirty-nine weeks ended October 2, 2007. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted stock units, calculated using the treasury stock method. Assumed proceeds from the in-the-money options, include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by Statement No. 123(R).

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

Thirty-Nine Weeks Ended October 2, 2007 Compared to Thirty-Nine Weeks Ended October 3, 2006.

Revenues. Total revenues increased by $57.9 million, or 33.5%, to $230.9 million during the thirty-nine weeks ended October 2, 2007 from $173.0 million during the comparable thirty-nine week period of 2006. The $57.9 million increase in revenues consisted of an increase of approximately $47.8 million in restaurant sales from new restaurants not yet in our comparable sales base, and an increase of approximately $10.1 million or 6.6% from comparable restaurant sales. The increase in comparable restaurant sales benefited from an estimated menu price increase of approximately 4.0% with the rest due to increased customer counts and menu mix shifts.

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

BJ’S RESTAURANTS, INC. (Registrant)

November 7, 2007	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chief Executive Officer, President and Director

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President and Chief Financial Officer