Form 10-K
period 2008-01-01
BJs RESTAURANTS INC
filed 2008-03-17
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2008

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

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, July 3, 2007, was $429,869,278, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market.

As of March 3, 2008, 26,359,500 shares of the common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K:  The Registrant’s Proxy Statement for the Annual Meeting of Shareholders.

IN DEX

BJ’S RESTAURANTS, INC.

PART I

Unless the context otherwise requires, when we use the words “BJ’s,” “the Company,” “we,” “us” or “our” in this Form 10-K, we are referring to BJ’s Restaurants, Inc., a California corporation, and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to BJ’s Restaurants, Inc.

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This Form 10-K contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use the words “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions in this Form 10-K, as they relate to us or our management, we are intending to identify forward-looking statements. These statements reflect our current views with respect to expected future plans, initiatives, operating conditions and other potential events and are subject to certain risks, uncertainties and assumptions.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from forward-looking statements described in this document. These forward-looking statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;

•	the rate and scope of our planned future restaurant development;

•	anticipated dates on which we will commence or complete development of new restaurants;

•	expectations as to the timing and success of the planned expansion of our contract brewing strategy;

•	expectations for consumer spending on casual dining restaurant occasions in general;

•	expectations as to the availability and costs of key commodities used in our restaurants and brewing operations;

•	expectations as to our menu price increases and their effect, if any, on revenue;

•	expectations as to our capital requirements and our ability to liquidate our investments in auction rate securities;

•	expectations as to our future revenues, operating costs and expenses, and capital requirements; and,

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

•

Our ability to open new restaurants on schedule in accordance with our projected growth rate may be adversely affected by delays or problems associated with securing sufficient capital resources, suitable restaurant locations, qualified restaurant managers and other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

•

Our future operating results may fluctuate significantly due to our limited number of existing restaurants and the cost and expenses required to open new restaurants, as well as the timing of new restaurant openings.

•	Our expansion into new markets may present increased risks due to our unfamiliarity with the markets and the unfamiliarity of consumers with our concept in these markets.

•

The availability of key commodities that are necessary to support our restaurant and brewery operations may be disrupted and the cost of such commodities may significantly increase due to factors outside of our control, either of which could have an adverse affect on our growth rate and results of operations.

•

Disruptions in the global credit markets may adversely affect our investments in auction rate securities and increase the cost of capital or restrain our access to the capital necessary to fund our growth.

•	Labor shortages, both for hourly and restaurant management employees, or increases in labor costs could slow our growth or adversely affect our business.

•

Our expansion into certain new markets may impact the availability, leveragability and profitability of the sales of our proprietary handcrafted beer in our restaurants, based on regulatory and supply chain constraints in these markets.

•

Our base of restaurants is not yet large enough to generate enough free cash flow from operations to totally fund our planned expansion indefinitely and we may be unable to secure additional financing when required or available on terms acceptable to us.

These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable on the dates they are made, any of the assumptions could be incorrect, and there can be no guarantee or assurance that forward-looking statements will ultimately prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under “ITEM 1A. RISK FACTORS.”

ASSUMPTIONS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended January 1, 2008, January 2, 2007, January 3, 2006, January 2, 2005 and December 28, 2003 are referred to as fiscal years 2007, 2006, 2005, 2004 and 2003, respectively. Our fiscal year consists of 52 or 53 weeks. In fiscal 2005, we changed our year end to the Tuesday closest to December 31, from the Sunday closest to December 31. As such, fiscal 2005 included 52 weeks and two days. Fiscal 2004 included 53 weeks. All other years were 52 weeks. All prior quarters consisted of 13 weeks except for the third quarter of fiscal 2005, which consisted of 13 weeks and two days, and the fourth quarter of fiscal 2004 which consisted of 14 weeks.

ITEM 1.	BUSINESS

GENERAL

BJ’s Restaurants, Inc. (the “Company” or “BJ’s”) owned and operated 68 restaurants at the end of fiscal 2007, located in California, Oregon, Colorado, Arizona, Texas, Nevada, Ohio, Florida and Oklahoma. A licensee also operates one restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery ® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse ® which receives the beer it sells from one of our breweries or an approved third party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill ® which is a smaller format, full service restaurant with a more limited menu than our other restaurants. Our menu features our BJ’s ® award-winning, signature deep-dish pizza, our own handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie ® dessert. Our BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary handcrafted beers are produced for many of our restaurants.

The first BJ’s restaurant was opened in 1978 in Orange County, California and centered on bringing the unique flavor of deep-dish pizza to California. In 1991, our current Co-Chairmen assumed the operations of the restaurants and in 1995 purchased the restaurants and concept from the founders. Our initial public offering of common stock occurred in 1996. Over the years we expanded the BJ’s concept from its beginnings as a small pizzeria to a full service, high energy casual dining restaurant with over 100 menu items, including appetizers, specialty salads, soups, pastas, sandwiches, entrees and desserts. In 1996, we introduced our own handcrafted beers through our first BJ’s Restaurant & Brewery in Brea, California. Since that time, we have opened additional BJ’s Restaurants & Breweries where our handcrafted beers are manufactured for sale in many of our restaurants. The differentiated, high-quality, handcrafted beers have added a unique dimension to the BJ’s concept which further distinguishes BJ’s from many other restaurant concepts. Over the years, our renowned beers have earned 23 medals at the Great American Beer Festival, including two Gold medals, one Silver medal and one Bronze medal in 2007.

Our Internet address is http://www.bjsrestaurants.com. Electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available, free of charge, by visiting the “Investor Relations” section of http://www.bjsrestaurants.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”). We caution that the information on our website is not part of this or any other report we file with, or furnish to, the SEC.

THE BJ’s RESTAURANT CONCEPT AND MENU

Our primary growth objective is to gradually expand the BJ’s “casual-plus” restaurant concept nationwide during the next several years and to consistently deliver the BJ’s dining experience at the “BJ’s Gold Standard of Operational Excellence” (i.e., by providing a genuine commitment to passionately connect with every guest, on every visit, through flawless and relentless execution of every detail during every shift). We believe that by delivering upon this commitment to our guests, we should have the best opportunity to generate significant repeat business and capture additional market share in the “varied menu” or “grill and bar” segment of casual dining. To achieve these objectives, we plan to focus primarily on the development of additional BJ’s Restaurant & Brewhouse format restaurants in new and existing markets in a carefully controlled manner.

Our signature menu offering is our deep-dish pizza, which has been highly acclaimed since it was originally developed in 1978. Approximately 17% of our total restaurant sales in 2007 consisted of deep-dish pizza. Our unique version of deep-dish pizza is unusually light, with a crispy, flavorful, bakery-type crust, which we believe has a broader appeal than many other versions of deep-dish pizza. Our pizza is topped with high-quality meats, fresh vegetables and a blend of five cheeses. In the past, BJ’s pizza has been awarded “best pizza” honors by restaurant critics and public opinion polls in Orange County, California, where the BJ’s concept originated.

In addition to our deep-dish pizza, we have a broad menu with approximately 100 items featuring appetizers, specialty salads, soups, pastas, sandwiches, entrees and desserts. Examples of our other menu offerings include Santa Fe Spring Rolls, BBQ Chicken Chopped Salad, Blackened New York Steak, Cajun Pasta, Halibut Fish Tacos and our famous BJ’s Pizookie ® dessert. All of our menu items are prepared to order using high-quality ingredients. This broad menu is an important factor in our differentiation from the other casual dining competitors. Our entrees generally range in price from $8.50 to $19.95. We estimate that our average guest check in 2007 was in the $11.50 to $12.00 range. Our extensive menu and moderate pricing allow BJ’s to appeal to a variety of guests and dining occasions, including everyday lunch and dinner, special occasions, and late night business. Although there can be no assurances that comparable restaurant sales can continue to increase in the future, we believe these competitive attributes have been a significant factor in our comparable restaurant sales increases of 6.2%, 5.8% and 4.6% for the fiscal years ended 2007, 2006, and 2005, respectively.

Our large, flexible kitchens allow us to adapt to changing consumer tastes and trends. Generally, we evaluate our menu offerings and prices twice a year, and we may add, delete or modify certain menu offerings. All prospective menu offerings are initially evaluated by our internal menu development team and then tested in selected restaurants before any company-wide roll-out to our restaurant locations.

All of our restaurants feature our award-winning, handcrafted beers, which we believe not only differentiate us from many other restaurant concepts, but enhance our desire to provide quality and uniqueness to our guests in everything we do. Approximately 11% of our total restaurant sales in 2007 consisted of our proprietary handcrafted beers. Generally, we offer six to seven standard beers along with a rotating selection of seasonal handcrafted specialty beers. We also offer “guest” handcrafted beers on our draft beer taps from time to time which are produced by other brewers, as well as a wide selection of bottled Belgian beers. The majority of our beers are currently produced at our own breweries located in some of our restaurants and then distributed to other of our locations in a “hub and spoke” fashion. We also have contract brewing arrangements with qualified, third-party craft brewers to produce our handcrafted beers under our proprietary recipes. During 2007, our breweries produced approximately 36,000 barrels of beer, and contract brewers produced approximately 7,000 barrels of beer for distribution to our restaurants. We also offer a selection of popular wines and spirits for sale in our restaurants. Alcoholic beverages, including our handcrafted beers, represented approximately 21% of our total restaurant sales in 2007.

RESTAURANT OPERATIONS

Based on internal and publicly available data, we believe that our larger-format brewery and brewhouse restaurants, on average, generate relatively high guest counts per square foot compared to many other casual dining concepts. Therefore, we have implemented operational systems and procedures, aided by certain automated tools, to support our desire to run our restaurants “quality fast,” particularly at peak dining periods, in order to effectively and efficiently process every guest transaction offered to us. In order to serve our relatively large number of guests, we carefully select, train and supervise our restaurant-level employees. The typical management team for a BJ’s Restaurant & Brewery and BJ’s Restaurant & Brewhouse consists of a general manager, a kitchen or executive kitchen manager and four to five other managers depending on the sales volume for each restaurant. Additionally, each restaurant typically has an average of approximately 150 hourly employees, many of whom are paid at the statutory minimum wage level and work part-time. The general manager is responsible for the day-to-day operations of their restaurant, including hiring, training, and the development of personnel, as well as for sales and operating profit. The kitchen or executive kitchen manager is responsible for food quality, purchasing, inventories and kitchen labor costs.

The general manager of each restaurant reports to a regional or area director who, in turn, reports to a regional vice president. Our regional vice presidents report to the Senior Vice President of Restaurant Operations, who is our senior restaurant operations executive. We currently have 11 regional or area directors and three regional vice presidents. In addition, each regional vice president has two regional kitchen operations managers who help educate, coach and develop the kitchen personnel in their respective restaurants. We also have a Vice President of Kitchen Operations who maintains our company-wide standards for food quality, food waste and yields, kitchen operations, sanitation, and who also supervises the execution of all menu changes in our restaurants. We prepare detailed weekly and monthly operating budgets or forecasts for each restaurant and compare our actual results to the budgets or forecasts. We also measure the productivity and efficiency of our restaurant operations using a variety of qualitative and quantitative statistical indicators such as kitchen ticket times, labor hours worked per 100 guests served, controllable operating costs incurred per guest served and other activity measures.

Excluding our BJ’s Pizza and Grill restaurants, our typical restaurant hours of operations are generally from 11:00 am to 12:00 am Sunday through Thursday and 11:00 am to 1:00 am Friday and Saturday. Several of our shopping-mall based restaurants open at 10:00 am Saturdays and Sundays. Our restaurants are typically open every day of the year except for Thanksgiving and Christmas. Approximately 51 of our restaurants currently offer delivery service.

Our goal is to staff our restaurants with qualified, trained and enthusiastic employees, who desire to be an integral part of BJ’s fun, casual atmosphere and, at the same time, have the passion, intensity, work ethic and ability to execute our concept correctly and consistently on every shift. Prior experience in the restaurant industry is only one of the qualities management looks for in our restaurant employees. Enthusiasm, motivation and the ability to interact well with our customers and correctly execute our concept are the most important qualities for BJ’s management and staff.

In order to maintain our high standards, all new restaurant hourly staff members undergo formal training from certified trainers at each restaurant. Our certified trainers oversee the training by position for each new hourly employee and are also utilized to support our new restaurant openings. Our hourly staff goes through a series of in-depth interactive and automated training for their respective positions. New restaurant managers are required to successfully complete a comprehensive 10-week management training program dedicated to all aspects of the operation of our restaurants including both restauranteuring and restaurant business-related topics. Our restaurant management training program is closely monitored by our regional trainers and our home office talent development professionals. Approximately 200 new restaurant managers joined our Company during fiscal 2007, and we currently anticipate a requirement for approximately 275 additional managers during fiscal 2008.

Our future growth and success is highly dependent upon our ability to attract, develop and retain qualified restaurant management and hourly employees to correctly and consistently operate our restaurants. We attempt to accomplish this by providing our employees with opportunities for increased responsibilities and advancement as well as performance based incentives based on both financial and guest satisfaction metrics. We also support our employees by offering what we believe to be competitive wages, fringe benefits (including a 401(k) plan with a company match) medical insurance and dining discounts. Additionally, beginning in 2007, all of our general managers, executive kitchen managers, regional kitchen operations managers and our area and regional directors are eligible to be selected to participate in our Gold Standard Stock Ownership Program under our 2005 Equity Incentive Plan. This program is a long-term wealth building program based on restricted stock units of the Company and is dependent on the participant’s extended service with us in their respective positions and their achievement of certain agreed upon performance objectives during that service period (generally 5 years).

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

Our BJ’s Restaurant & Brewhouse format is currently expected to represent the vast majority of our planned new restaurant growth for the foreseeable future. We may also open new BJ’s Restaurant & Brewery formats if operating an on-site brewery is the only legally permissible way to offer our handcrafted beer in certain highly-desirable locations. We may also consider opening smaller-format BJ’s Pizza and Grill formats as fill-in locations in certain densely-populated, urban trade areas where a larger-format location could not be obtained.

We desire to obtain high-quality, high-profile locations for our “casual plus” restaurants, which we believe have the ability to draw guests from a much larger area than most casual dining chain restaurants. The sizes of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, retail traffic generators and geography. We believe the locations of our restaurants are critical to our long-term success. Accordingly, we devote significant time and resources to analyzing each prospective site. Since BJ’s has proven that it can be successful in a variety of locations (urban or suburban shopping malls, retail strip centers, and entertainment centers – either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. In general, we currently prefer to open our restaurants at high-profile sites in areas with dense populations. It is not our intention to open new restaurants in locations that compete with our existing restaurants for customers. However, as with most growing retail and restaurant chain operations, there can be no assurance that sales cannibalization among our locations will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets to maximize our competitive position and financial performance in each market.

As a result of our successful restaurant openings in Florida, Ohio and Oklahoma during fiscal 2007, coupled with our continued successful openings in California, Texas and other markets over the past few years, we believe that the viability of the BJ’s restaurant concept has been successfully demonstrated in a variety of site layouts, trade areas and markets. Accordingly, we intend to continue developing BJ’s restaurants in high-quality, high-profile locations within densely populated areas in both existing and new markets. During fiscal 2007, we opened 13 new BJ’s Restaurant and Brewhouse restaurants and thereby increased our total restaurant operating weeks by approximately 24%. During fiscal 2008, we currently plan to open as many as 15 new larger-format restaurants, of which one may include an on-site brewery. Based on information currently available, we expect to open as many as two, four, five and four new restaurants during the first through fourth quarters of fiscal 2008, respectively. However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control, including those identified under “Risk Factors” in Part I, Section 1A of this Annual Report on Form 10-K.

We have signed leases or letters of intent for most of our fiscal 2008 potential restaurant openings. The following table sets forth information with respect to future restaurant locations that we expect to open in fiscal 2008 and beyond under development as of March 3, 2008 for which leases have been signed:

Future Restaurants with Signed Leases

Cincinnati, Ohio	Louisville, Kentucky
Peoria, Arizona	Orlando, Florida
Modesto, California	Greenwood, Indiana
Baton Rouge, Louisiana	Torrance, California
Tukwila, Washington	San Antonio, Texas
Pearland (Houston), Texas

We are currently negotiating additional leases for potential future locations that could open during fiscal 2008 and 2009. From time to time, we will evaluate opportunities to acquire and convert other restaurant locations to a BJ’s restaurant. However, we currently have no binding commitments (other than the signed leases set forth in the table above) or agreements to acquire or convert any other restaurant locations to our concepts.

We typically lease our locations for primary periods of 15 to 20 years. Our restaurants can either be freestanding or in-line, and we may utilize both ground leases and build-to-suit leases. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We generally are also responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out our leased premises. We may also expend cash for structural additions that we make to leased premises. At times, we may have some of our leasehold improvement costs reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. However, there can be no assurance that such contributions will be available for every potential location that we seek to develop into a new restaurant. Generally, a landlord will charge us additional rent for any construction contributions provided. We may also purchase properties if they become available.

TARGETED NEW RESTAURANT ECONOMICS

On average, we target a 1-to-1 sales-to-total investment ratio, which includes both our invested capital and the landlord’s invested capital (based on a capitalized value of the minimum rents to be paid to the landlord). On average, we target a 30% return on our invested capital and a 25% return on total invested capital in new restaurants over time, measured once the restaurants reach their mature level of operations. Maturation periods vary from restaurant to restaurant, but generally range from two to four years. We generally target our new restaurants to achieve annual sales at maturity of $4.5 million to $5.5 million, and we generally target an average “four wall” operating cash flow margin in the 20% range, after all occupancy expenses. Not all new restaurants are expected to achieve our average return-on-investment targets. Some may be targeted to achieve higher returns, and some may be targeted to achieve lower returns based on factors specific to each restaurant location including its occupancy structure, capital expenditure requirement, availability of landlord construction contributions, and the expected operating cost structure in its trade area (minimum hourly wages, local cost of fresh commodities such as produce, etc.). Our current BJ’s Restaurant and Brewhouse freestanding locations average approximately 8,500 productive square feet, and we generally target average annual sales per productive square foot to be at least $600. During 2007, our restaurants that were open for the entire year achieved sales greater than $600 per productive square foot. Our investment costs for new restaurants vary significantly depending on geography and type of restaurant (brewery compared to brewhouse). In general, our cash outlay for site improvements, leasehold improvements and furniture, fixtures and equipment, excluding any construction contribution we may receive from landlords, currently averages approximately $460 per square foot. The above return-on-investment targets for our restaurant operations do not consider field supervision and corporate support expenses, exclude non-cash items such as depreciation expense, exclude income taxes, and do not represent a targeted return on an investment in our common stock. Additionally, actual performance of any new restaurant location may differ from its originally targeted performance due to a variety of factors, many of which are outside of our control. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of certain risks relating to the development and operation of our restaurants.

It is common in the casual dining industry for many new locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” sales period usually results from the energy and excitement generated by restaurant openings in new lifestyle centers or retail projects that generate unusually high consumer traffic during grand openings. During the several months following the opening of new restaurants, consumer traffic and sales volumes will gradually adjust downward to their expected, more predictable and sustainable run-rate levels. In fact, it may take 12 to 24 months for a new restaurant’s sales to eventually settle in at a more predictable and sustainable run-rate level. Every restaurant has its own individual opening sales pattern, and this pattern is difficult to predict. For example, many BJ’s restaurant openings in our “home” state of California often experience “honeymoon” sales periods where sales may initially be 20% to 40% higher than their expected run-rate level. On the other hand, BJ’s restaurant openings in other states, where the BJ’s concept is not that well known, can often experience a “reverse honeymoon” sales period, where initial sales may be 10% to 20% less than where we expect their run-rate level to ultimately settle. Additionally, all of our new restaurants usually require a 90 to 180 day period after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with more complex casual dining restaurants. As a result, a significant number of restaurant openings in any single fiscal quarter, along with their associated opening expenses, could have a significant impact on our consolidated results of operations for that period. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter nor for a full fiscal year.

RESTAURANT OPENING EXPENSES

Restaurant opening expenses (also referred to as “preopening” expenses) include incremental out-of-pocket costs that are directly related to the openings of new restaurants that may not be otherwise capitalized. As a result of the more complex operational nature of our “casual plus” restaurant concept compared to that of a typical casual dining chain restaurant, the preopening process for our new restaurants is more extensive, time consuming and costly. The preopening expense for one of our restaurants usually includes costs to compensate an average of six to seven restaurant management employees prior to opening; costs to recruit and train an average of 150 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice service activities; and, straight-line minimum base rent during the construction and in-restaurant training period in accordance with Financial Accounting Standards Board (“FASB”) Statement of Position No. 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP 13-1”). Preopening expenses will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants. The acquisition of our final licenses and permits may also be dependent on our landlords obtaining their licenses and permits, as well as completing their construction activities, for the developments that our leased premises are located within.

Our preopening expense for a prototypical BJ’s Restaurant and Brewhouse in an established market averages approximately $500,000. Preopening expenses could be higher for non-prototypical “custom footprint” restaurants and for those restaurants initial entry into new markets. We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred.

BREWERY OPERATIONS

Sales of our proprietary recipe, handcrafted beers represented approximately 11% of our total restaurant sales during fiscal 2007. On average, each of our large-format restaurants requires approximately 700 barrels of proprietary beer per year. Our internal brewery operations originated in 1996 with the opening of the first large format BJ’s Restaurant & Brewery location in Brea, California, which included our first on-site brewery. The Brea BJ’s Restaurant & Brewery serviced not only that restaurant, but also several other California restaurants, using a “hub and spoke” production and distribution model that is legally permitted in California. From 1996 through 2007, we gradually increased the number of our on-site breweries, and we also developed relationships with smaller-scale contract brewers to produce our beer in Texas and other jurisdictions where the “hub and spoke” model was not legally permitted. In 2007, our breweries produced approximately 36,000 barrels of beer, and contract brewers produced approximately 7,000 barrels of beer. Our on-site breweries are typically staffed with a chief brewer and an assistant brewer, which report to a regional brewmaster. Production planning and quality control are monitored by our corporate brewery operations department which is led by a Senior Vice President. Additionally, our on-site breweries periodically send out samples of each batch of BJ’s beer to an independent laboratory for quality control testing purposes.

The continued growth of the Company’s restaurant locations has resulted in the increased requirement for our proprietary handcrafted beer. During fiscal 2008, we estimate our total proprietary beer requirement to be approximately 53,000 barrels. As a result of that growing requirement, we are now able to access the services of larger-scale contract brewers with greater economies of scale and quality control capabilities. We currently believe that larger-scale contract brewing under our indirect supervision represents the optimal production method for our higher-volume handcrafted beers as we continue the expansion of our restaurants nationally. We are in the final stages of negotiating a production agreement with a large-scale contract brewer and currently plan to initiate production activities with that brewer during the second quarter of fiscal 2008. We currently estimate that as much as 35% of our total requirement for proprietary beer (approximately 18,500 barrels) will be provided by contract brewers during fiscal 2008. Over time, we also believe that the average production cost per barrel of beer can be gradually reduced as a result of large-scale contract brewing. Provided that this relationship proves to be satisfactory, we intend to gradually expand our contract brewing capabilities during the next few years. As a result, we will gradually rebalance our remaining internal beer production activities to focus on our specialty and seasonal beers. As part of this rebalancing effort, we may elect to decommission certain internal breweries, which may result in the disposal of brewery related assets. We will continue to evaluate the benefits of internal brewing versus contract brewing and consider factors such as availability of adequate production capacity, brewery quality control procedures, federal and state laws, consistency of corporate and brand strategy, and the operating and capital costs associated with contract brewing versus the costs of brewery ownership.

MARKETING

We have historically relied on high profile locations, operational excellence, media interest and “word of mouth” to attract and retain restaurant guests instead of extensive use of media advertising or discounting. Accordingly, our marketing activities have historically been focused on community-based promotions and customer referrals. Our fundamental marketing philosophy has historically been to “spend our marketing dollars on the plate” or use resources that would typically be allocated to external marketing programs to provide better quality food, service and facilities to our guests. We believe this is the most effective method over the long run to protect and enhance our guest visit frequency. While we intend to maintain these historical philosophies to the maximum extent possible, we also recognize that we have to prudently respond from time to time to changes in the operating environment for consumer spending on casual dining occasions. Accordingly, due to the current difficult operating environment for consumer spending and casual dining occasions in general, we plan to utilize an increased amount of external print and internet-based media during 2008 to maintain BJ’s top-of-mind awareness with consumers and to promote BJ’s new menu offerings and guest services. We may also utilize special reduced-price offers for certain restaurants in certain trade areas from time to time to stimulate guest trial and frequency. However, we do not currently anticipate that such offers would be used extensively on a longer-term basis. The Company’s total marketing-related expenditures are currently not expected to exceed 1.0% to 1.5% of sales during fiscal 2008. However, due to the current conditions for casual dining restaurants, in general, we may decide to increase our marketing expenditures beyond our current expectations. We also focus on the support of local community and charitable causes, providing food and other resources for many worthwhile charitable events. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which supported a donation of $250,000 during each of 2006 and 2007 to the Cystic Fibrosis Foundation (“CFF”). In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training programs and our sponsorship of the BJ’s Restaurants Foundation.

INFORMATION SYSTEMS

We utilize an integrated information system to manage the flow of information within each restaurant and between the restaurants and our home office. These systems include a point-of-sale local area network, an automated kitchen display system (“KDS”), a web-based labor scheduling and productivity analyzer system, a theoretical food cost system and an automated front desk table management system. Our point-of-sale system is used to record sales transactions and send the menu orders to our kitchen. Additionally, the point-of-sale system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information and to produce a variety of management reports. Our KDS is integrated into our point-of-sales system and automates the timing of the firing of different food items on the cook line. Additionally, our web-based labor scheduler and productivity analyzer automates the labor scheduling for the managers and employees and produces a number of different productivity reports for our management team. Furthermore, in 2007, we implemented a theoretical food cost system which allows us to better measure our product yields and product waste in our kitchens. We also implemented an automated front desk table management system which has helped automate the “host” position by mathematically calculating wait times, seat availability and seating flow in our restaurants. All of our systems provide information to our home office and our field supervision organization on a daily basis, which enables our senior management to monitor certain metrics of our business on a daily, weekly and monthly basis.

We anticipate continually enhancing both our restaurant information systems and our home office information systems. In spring of 2008, we plan to roll out and promote our enhanced “curbside to-go” program that will feature on-line ordering, improved packaging and car-side cashiering. Additionally, we plan to roll out a “call-ahead” seating program for the convenience of our guests that will be managed within our automated table management system.

SUPPLY CHAIN MANAGEMENT

Our supply chain management department is responsible for the selection and procurement of all of our food ingredients, beverages, products and supplies for our restaurants and brewery operations. We seek to obtain the highest quality ingredients, products and supplies from reliable sources at competitive prices. We continually research and evaluate various food ingredients, products and supplies for consistency and compare them to our detailed specifications. In order to provide the high-quality ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant’s executive kitchen manager determines daily usage requirements for food ingredients, products and supplies for his/her restaurant and places all orders to approved vendors. Our executive kitchen managers also inspect all deliveries daily to ensure that the items received meet our quality specifications and negotiated prices. We have competitively priced, high-quality alternative manufacturers, vendors, growers and distributors available should the need arise.

Where economically feasible and possible, we attempt to negotiate short-term and long-term contracts depending on our expected requirements for the key commodities used in the preparation of our food and beverage offerings. We are currently unable to contract for long periods of time for certain of our fresh commodities such as produce and fluid dairy items. Most of our contracts generally average in duration from three to twelve months. A majority of our more significant commodities (chicken, beef, and pizza dough) are currently contracted annually to stabilize our costs and to ensure availability. Our most recent fixed-price contract for the blend of five cheeses used in our pizza expired in March 2007. Since that time, we have been purchasing our pizza cheese based on the weekly spot-market price for cheddar cheese, plus a margin for our specific cheese blend and the supplier’s markup. Commencing in 2006, we entered into a three-year distribution agreement with a consortium of regional food distributors located throughout the United States. We have a non-exclusive contract with this consortium on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Additionally, since 2006, we have had an agreement in place with the largest foodservice distributor of fresh produce in the United States to provide produce to most of our restaurants and, where licensed, our handcrafted beer. Jacmar Foodservice Distribution, a related party, is a member of our foodservice distributor consortium and is the primary distributor of food and operating supplies for our California and Nevada restaurants. See “Related Party Transactions.”

We believe the overall cost environment for food commodities in general will remain under significant pressure during 2008, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. Compared to the same period in 2007, cash prices in February 2008 for key agricultural commodities such as corn, wheat, and soybeans have increased substantially. The availabilities and prices of food commodities are also influenced by increased energy prices, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, and other factors. Virtually all commodities purchased and used in the restaurant industry — meats, grains, oils, dairy products, and energy — have varying amounts of inherent price volatility associated with them. While we attempt to manage these factors by offering a diversified menu and by attempting to contract for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control.

COMPETITION

The restaurant industry is highly competitive. There are a substantial number of casual dining “grill and bar” or “varied menu” chain restaurants and other food and beverage service operations that compete both directly and indirectly with us in every respect, including food quality and service, the price-value relationship, beer quality and selection, atmosphere, suitable sites for new restaurants and qualified personnel to operate our restaurants, among other factors. Our restaurant concept is a relatively small “grill and bar” or “varied menu” casual dining competitor, with over half of our restaurants currently located in one state — California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major casual dining chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources. Accordingly, we must be prepared to constantly evolve and refine the critical elements of our restaurant concept over time to protect our longer-term competitiveness. Additionally, due to the continuing difficult operating environment in general for casual dining restaurants, coupled with increasing pressure on the discretionary spending behavior and overall sentiment of the consumer in general, overall guest traffic in casual dining restaurants is also expected to be under continued pressure for the foreseeable future. Accordingly, we expect that our larger chain restaurant competitors will likely allocate even more resources to their national media advertising and discounting programs in order to protect their respective market shares, which could have an adverse effect on our sales and results of operations.

Because the restaurant industry can be significantly affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, weather, and the type and number of competing restaurants, any changes in these factors could adversely affect us. In addition, factors such as inflation and increased food, liquor, labor and other employee compensation costs could adversely affect us. We believe, however, that our ability to offer high-quality food at moderate prices with superior service in a distinctive dining environment provides us with the opportunity to capture additional market share in the “grill and bar” or “varied menu” segment of casual dining.

FOOD QUALITY AND SAFETY

Our revenues can be substantially affected by adverse publicity resulting from food quality, illness, or health concerns stemming from incidents occurring at a single restaurant of ours as well as incidents that may occur at our competitors’ restaurants. In addition, our revenues can be affected by illness or health concerns stemming from incidents occurring at our suppliers or competing suppliers. While we believe that our internal policies and procedures for food safety and sanitation are thorough, the risk of food-borne illness cannot be completely eliminated, and incidents at other restaurant chains or in the food supply chain may affect our restaurants even if our restaurants are not implicated in a food safety concern. We attempt to manage risks of this nature, but the occurrence of any one of these factors in any one of our restaurants or elsewhere within the foodservice industry could cause our entire company to be adversely affected.

RELATED PARTY TRANSACTIONS

As of January 1, 2008, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 16.4% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently the Company’s largest single distributor of food, beverage and paper products to our restaurants. In July 2006, after an extensive competitive bidding process, the Company entered into a three-year agreement with a national foodservice distribution consortium whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. Under that agreement, Jacmar will continue to service the Company’s restaurants in California and Nevada, while other consortium distributors will service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with $42.9 million, $27.1 million and $24.8 million of food, beverage and paper products for fiscal 2007, 2006 and 2005, respectively, which represent 53.4%, 44.2% and 54.6% of our total costs for these products, respectively. We had trade payables due to Jacmar related to these products of $1.8 million and $1.1 million at January 1, 2008 and January 2, 2007, respectively.

GOVERNMENT REGULATIONS

We are subject to various federal, state and local laws, along with rules and regulations that affect our business. Each of our restaurants are subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, building, land use, health, safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties obtaining or maintaining the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or could adversely affect the operation of an existing restaurant. We believe, however, that we are in compliance in all material respects with all relevant laws, rules, and regulations. Furthermore, we have never experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open a new restaurant or to continue the operation of an existing restaurant. Additionally, we are not aware of any environmental regulations that have had or that we believe will have a materially adverse effect upon our operations.

During fiscal 2007, approximately 21% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses or permits to date. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

We are subject to “dram-shop” statutes in California and other states in which we operate. Those statutes generally provide a person who has been injured by an intoxicated person the right to recover damages from an establishment that has wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance which we believe is consistent with coverage carried by other entities in the restaurant industry and would help protect us from possible claims. Even though we carry liquor liability insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a materially adverse effect on us.

Various federal and state labor laws, along with rules and regulations, govern our relationship with our employees, including such matters as minimum wage, overtime, working conditions, safety and citizenship requirements. Significant additional governmental mandates such as an increased minimum wage, an increase in paid leaves of absence, extensions in health benefits or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact our restaurants. We are also subject to the regulations of the Bureau of Citizenship and Immigration Services (“BCIS”). In addition, some states in which we operate have adopted immigration employment protection laws. Even if we operate our restaurants in strict compliance with BCIS and state requirements, some of our employees may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. Various proposals that would require employers to provide health insurance for all of their employees are considered from time to time in Congress and various states and municipalities. The imposition of any requirement that we provide health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

Our restaurants and breweries are subject to “tied house laws” and the “three tier system” of liquor distribution, both of which were introduced at the federal level after the repeal of Prohibition. These laws prohibit brewers from holding retail licenses and require separate licensing for manufacturers, distributors and retailers. Over the last 25 years, “brewpubs” have been legalized at the state level through the loosening of these laws. However, brewpubs are generally licensed as retailers and do not have the same privileges as a microbrewery, and the restrictions imposed on brewpubs vary from state to state. These restrictions prevent us from operating both brewpubs and restaurants in some states. We believe that we are currently in compliance with the brewpub regulations in the states where we hold licenses. However, there is some risk that a state’s brewpub regulations or the interpretation of these regulations may change in a way that could impact our current model of manufacturing beer and/or supplying beer to our restaurants in that state. We apply for our liquor and brewing licenses with the advice of outside legal and licensing consultants. Even after the issuance of these licenses, our operations could be subject to differing interpretations of the “tied house laws” and the requirements of the “three tier system” of liquor distribution in any jurisdiction that we conduct business.

We are subject to federal and state environmental regulations, but these laws have not had a material effect on our operations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2007, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

Our facilities must comply with the applicable requirements of the Americans With Disabilities Act of 1990 (“ADA”) and related state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state laws, when constructing new restaurants or undertaking significant remodeling of existing restaurants, we must make them readily accessible to disabled persons. We must also make reasonable accommodations for the employment of disabled persons.

We have a significant number of hourly restaurant employees that receive income from gratuities. We have elected to voluntarily participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or under reported tips.

EMPLOYEES

At March 3, 2008, we employed approximately 8,500 employees at our 70 restaurants, who we refer to as team members. Most of our team members are part-time employees in our restaurant operations. We also employed approximately 110 team members at our home office and in our field supervision organization. We believe that we maintain favorable relations with our employees. Currently, no unions or collective bargaining arrangements are in place at our Company.

INSURANCE

We maintain workers’ compensation, general liability, property insurance and other insurance coverage with deductibles and limits that we believe are currently appropriate for our operations. However, there is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits, or that we can continue to obtain and maintain such insurance at all or that our premium costs will not rise to an extent that they adversely affect our ability to economically obtain or maintain such insurance. While we carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

TRADEMARKS AND COPYRIGHTS

Our registered trademarks and service marks include, among others, the word mark “BJ’s Chicago Pizzeria,” and our stylized logo, displaying the name “BJ’s.” In addition, among others, we have registered the word marks “BJ’s Restaurant & Brewery,” “BJ’s Restaurant & Brewhouse” and “BJ’s Pizza & Grill” for our restaurant services, “Harvest Hefeweizen,” “BJ’s Jeremiah Red,” “BJ’s P.M. Porter,” “Owen’s IPA,” “Pooks,” “Piranha,” “NitWit,” “Nutty Brewnette,” “Tatonka” and “Berry Burst Cider” for our proprietary beers, “Great White” for our proprietary pizza and “Pizookie” for our proprietary dessert. We have registered all of these marks with the United States Patents and Trademark Office. Additional trademark applications are pending. We have also registered our ownership of the internet domain name “www.bjsrestaurants.com” and other internet domain names. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concepts. However, there are other restaurants and retailers that use the name “BJ’s” in some form or fashion throughout the United States. We have in the past protected, and expect and intend to continue to vigorously protect, our proprietary rights. We cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and senior management employees:

Name	Age	Position
Paul A. Motenko	53	Co-Chairman of the Board, Vice President and Secretary
Jeremiah J. Hennessy	49	Co-Chairman of the Board
Gerald W. Deitchle	56	President and Chief Executive Officer
Gregory S. Levin	40	Executive Vice President and Chief Financial Officer
Gregory S. Lynds	46	Executive Vice President and Chief Development Officer
John D. Allegretto	44	Chief Supply Chain Officer
Thomas F. Norton	37	Chief Human Resources Officer
Alexander M. Puchner	46	Senior Vice President of Brewing Operations
Lon F. Ledwith	50	Senior Vice President of Restaurant Operations

PAUL A. MOTENKO (Co-Founder) has been Co-Chairman of the Board since February 2005. From the Company’s inception in 1991 through January 2005, Mr. Motenko also served as Chief or Co-Chief Executive Officer. Prior to the Company’s inception, Mr. Motenko was a founding partner in the public accounting firm of Motenko, Bachtelle & Hennessy from 1980 to 1991. In this capacity, Mr. Motenko provided accounting and consulting services to several restaurant companies, including BJ’s Chicago Pizzeria, the Company’s predecessor. From 1976 to 1980, Mr. Motenko was employed as an accountant and consultant for several accounting firms, including Kenneth Leventhal and Company and Peat, Marwick, Main.

JEREMIAH J. HENNESSY (Co-Founder) has been Co-Chairman of the Board since February 2005. From the Company’s inception in 1991 through January 2005, Mr. Hennessey also served as Co-Chief Executive Officer, President and Chief Operating Officer. Prior to the Company’s inception, Mr. Hennessy was a partner in the public accounting firm of Motenko, Bachtelle & Hennessy from 1988 to 1991 where he was extensively involved with food service and restaurant clients. Prior to that, Mr. Hennessy served as a controller for a large Southern California construction company. Mr. Hennessy has also worked for various restaurant concepts, including Marie Callender’s and Knott’s Berry Farm.

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

GREGORY S. LEVIN has been the Company’s Chief Financial Officer since September 2005 and was promoted to Executive Vice President in October 2007. From February 2004 to August 2005, Mr. Levin served as Chief Financial Officer and Secretary of SB Restaurant Company, a privately held company that operates the Elephant

Bar Restaurants. From 1996 to 2004, Mr. Levin was employed by publicly-held California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President, Chief Financial Officer and Secretary. Earlier in his career, he served as an audit manager with Ernst & Young LLP.

GREGORY S. LYNDS has been the Company’s Chief Development Officer since July 2003 and was promoted to Executive Vice President in October 2007. Prior to joining the Company, Mr. Lynds served as a director of real estate for Darden Restaurants, Inc., the largest casual dining company in America. Prior to joining Darden, Mr. Lynds served as Vice President of Real Estate and Development for Wilshire Restaurant Group (Marie Callender’s and East Side Mario’s) and was a partner responsible for expanding the Mimi’s Café brand.

JOHN D. ALLEGRETTO has been the Chief Supply Chain Officer for the Company since July 2005. Prior to joining the Company, Mr. Allegretto served as Vice President of Supply Chain Management for Pick Up Stix Restaurants and Cal-International Foods, Inc. from March 2003 to June 2005. Prior to that, Mr. Allegretto was employed by The Walt Disney Company as a director in their Strategic Sourcing Group from October 1997 to February 2003.

THOMAS F. NORTON has been the Chief Human Resources Officer of the Company since September 2006. Mr. Norton joined the Company after approximately 14 years of employment with American Golf Corporation, with his last position as Senior Vice President of Human Resources. American Golf Corporation is one of the largest course management firms in the world with about 170 public, private, and resort courses under management, and with over 10,000 employees in 28 states.

ALEXANDER M. PUCHNER has been the Senior Vice President of Brewing Operations for the Company since 1996. From 1993 to 1995, Mr. Puchner was a founder and brewmaster for Laguna Beach Brewing Co., Huntington Beach Beer Co., Newport Beach Brewing Co. and Westwood Brewing Co. From 1988 to 1993, Mr. Puchner served as a product manager for Aviva Sports/Mattel Inc. and as a marketing research manager for Mattel Inc. Mr. Puchner has been a nationally certified beer judge since 1990.

LON F. LEDWITH has been the Senior Vice President of Restaurant Operations since April 2006 and as Vice President of Operations since February 2004. From July 1981 to November 2003, Mr. Ledwith was employed by Brinker International, Inc., owner, operator and franchisor of various restaurant brands (Chili’s, Macaroni Grill, Maggiano’s and On The Border), with his last position as a Regional Vice President of Chili’s Grill & Bar.

ITEM 1A.	RISK FACTORS

The risk factors presented below may affect our future operating results, financial position and cash flows. In addition to the risk factors presented below, changes in general economic conditions, consumer tastes and discretionary spending patterns, demographic trends and consumer confidence in the economy, which affect consumer behavior and spending for restaurant dining occasions in general, may have a material impact on us. Our actual results could vary significantly from any results expressed or implied by forward-looking statements depending on a variety of factors, including, but not limited to, the following risks and uncertainties:

If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.

A critical factor in our future success is our ability to expand our restaurant operations successfully, which will depend in large part on our ability to open new restaurants on schedule and in a profitable manner. We anticipate that our new restaurants will generally take 90 to 180 days or longer to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train sufficient management and restaurant personnel and other factors. We cannot assure you that any restaurant we open will obtain operating results similar to those of our existing restaurants. If we are unable to open and operate new restaurants successfully, our growth rate and our results of operations would be adversely affected.

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

In order to achieve our projected rate of new restaurant growth, we must identify suitable restaurant locations and successfully negotiate and finalize the terms of restaurant leases at a number of these locations. Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or these lease negotiations. Delays encountered in negotiating, or our inability to finalize to our satisfaction, the terms of a restaurant lease may delay our actual rate of new restaurant growth and cause a significant variance from our projected growth rate. In addition, our scheduled rate of new restaurant openings may be adversely affected by other factors, some of which are beyond our control, including the following:

•	the availability and cost of suitable restaurant locations for development;

•	our ability to compete successfully for suitable restaurant locations;

•	the availability of adequate financing;

•	the timing of delivery of leased premises from our landlords so we can commence our build-out construction activities;

•	construction and development costs;

•	any labor shortages or disputes experienced by our landlords or outside contractors;

•	any unforeseen engineering or environmental problems with the leased premises;

•	our ability to hire, train and retain additional management and restaurant personnel;

•	our ability to secure governmental approvals and permits, including liquor licenses;

•	our ability to successfully promote our new restaurants and compete in the markets in which our new restaurants are located;

•	our continued development and implementation of management information systems;

•	weather conditions or natural disasters; and,

•	general economic conditions.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to accelerate the pace of new restaurant openings by opening as many as 15 new restaurants in 2008. This expansion and our future growth will increase demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

Our expansion into new markets may present increased risks due to our unfamiliarity with the areas and also due to consumer unfamiliarity with our concept.

As part of our expansion strategy, we plan to open new restaurants in markets in which we have no prior operating experience. New markets anticipated during 2008 include restaurants in the states of Kentucky, Indiana, Louisiana and Washington. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than restaurants in our existing markets, and there also may be little or no market awareness of our brands in these new markets. Due to these factors, sales and margins at restaurants opening in new markets usually take longer to achieve levels that are comparable with our existing restaurants, if at all. In addition, we may incur costs related to the opening, operation and promotion of these new restaurants that are greater than those incurred in existing markets.

You should not rely on past increases in our average restaurant revenues or our comparable restaurant sales as an indication of future operating results.

Although historically we have been able to consistently increase comparable restaurant sales, there can be no assurance that our period to period comparable restaurant sales will continue to increase. A number of factors historically have affected, and are likely to continue to affect, our average restaurant revenues and/or comparable restaurant sales, including, among other factors:

•	our ability to execute our business strategy effectively;

•	our menu pricing strategy;

•	initial sales performance by new restaurants;

•	the timing of new restaurant openings and related expenses;

•	changing consumer tastes or discretionary spending;

•	our ability to develop restaurants in geographic locations that do not compete with or otherwise adversely affect the sales of our existing restaurants;

•	levels of competition in one or more of our markets; and,

•	general economic conditions and consumer confidence.

Additionally, our average restaurant revenues and comparable restaurant sales may not increase at rates achieved over recent periods. Adverse changes in our average restaurant revenues and comparable restaurant sales could have an adverse affect on our common stock or increase the volatility of the price of our common stock.

We have experienced dramatic increases in certain of our supplies and we may be unable to successfully and sufficiently raise menu prices to offset rising costs and expenses.

We utilize menu price increases to help offset cost increases, including increased costs for food commodities, minimum wages, employee benefits, insurance arrangements, construction, energy and other costs. In this regard, during 2007 and continuing in the first quarter of 2008, we have experienced dramatic increases in prices of certain of the commodities necessary for our restaurant and brewery operations. If such inflationary pressures continue and pricing of our supplies do not stablize, our results of operations will be adversely affected if we are unable to increase our menu prices to offset such increased costs. If our guests do not accept our prices increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, our operating margins could decline.

Our future operating results may fluctuate significantly due to our limited number of existing restaurants and the expenses required to open new restaurants.

As of March 3, 2008, we operated 70 restaurants, 13 of which opened during 2007 and two which have opened to date during 2008 in Cincinnati, Ohio and Louisville, Kentucky. The capital resources required to develop each new restaurant are significant. We estimate that the gross cash outlay to open a new BJ’s restaurant on leased ground, excluding any tenant allowance for which we may or may not obtain depending on each new restaurant project, currently ranges from $4.0 million to $5.0 million, inclusive of pre-opening expenses (which average approximately $500,000 to $550,000, including pre-opening rent). Actual costs may vary significantly depending upon a variety of factors, including the site, type of restaurant (brewery compared to brewhouse) and conditions in the local real estate and employment markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant and the average restaurant revenues of our new restaurants may cause our results of operations to fluctuate significantly. Moreover, poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could adversely affect our business, making the investment risks related to any one location much greater than those associated with many other restaurants.

Our inability to renew existing leases on favorable terms may adversely affect our results of operations.

As of March 3, 2008, 66 of our 70 restaurants are located on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent, subject to regional cost-of-living increases, and other leases include base rent with specified periodic increases. Other leases are subject to renewal at fair market value, which could involve substantial increases. Additionally, many leases require contingent rent based on a percentage of gross sales. In addition, certain of our leases, including two during fiscal 2008, will expire without an automatic renewal or option to renew. While we currently expect to renew substantially all of our expiring leases, except for one of our original legacy “Pizza and Grill” restaurants located in the Portland, Oregon area, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.

A significant number of our restaurants are concentrated in California, which makes us particularly sensitive to economic, regulatory, weather and other conditions in that state.

As of March 3, 2008, 39 of our 70 restaurants are located in California. If our restaurants in California are adversely affected by changes in California’s economic or regulatory environment, such as changes to California’s minimum wage rates, mandatory healthcare proposals or housing environment, our consolidated sales, financial condition and results of operations may decline. Additionally, California is subject to a greater risk for earthquakes and fires than most other states.

We are dependent upon consumer trends and upon high levels of consumer traffic at the sites where our restaurants are located, and any adverse change in such consumer trends or traffic levels could adversely affect our business, revenues and results of operations.

Due to the nature of the restaurant industry, we are dependent upon consumer trends with respect to the public’s tastes, eating habits, public perception toward alcohol consumption and discretionary spending priorities, all of which can shift rapidly. We also are dependent upon high consumer traffic rates at the sites surrounding our restaurants, which are primarily located in high-activity areas such as urban, retail, mixed-use and lifestyle centers, to attract guests to our restaurants. In general, such consumer trends and visit frequencies are significantly affected by many factors, including national, regional or local economic conditions, changes in area demographics, public perception and attitudes, increases in regional competition, food, liquor and labor costs, traffic and shopping patterns, weather, natural disasters, interest rates and the availability and relative cost of gasoline. Our success will depend, in part, on our ability to anticipate and respond to such changing consumer preferences, tastes, eating and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. Any adverse change in any of the above factors and our inability to respond to such changes could cause our restaurant volumes to decline and adversely affect our business, revenues and results of operations.

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

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include regulations that impact the ingredients and nutritional content of the food and beverages offered by us. For example, the New York City Board of Health has approved restrictions on the use of trans-fats by restaurants. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer demand and have an adverse impact on our results of operations.

Negative publicity surrounding our restaurants or the consumption of beef, seafood, poultry/produce, beer or alcoholic beverages generally could adversely affect the popularity of our restaurants, our revenues and our results of operations.

The popularity of our restaurants, in general, and our menu offerings, in particular, are key factors to the success of our business. Incidents that occur at any of our restaurants may result in negative publicity, which could adversely affect our popularity. In addition, negative publicity resulting from poor food quality, illness, injury or other health concerns, whether related to one of our restaurants, to the restaurant industry in general, or to the beef, seafood, poultry or produce industries in general (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, Hepatitis A and other food-borne illnesses), or operating problems related to one or more of our restaurants, could adversely affect restaurant sales and make our brand and menu offerings less appealing to consumers.

Our operations are susceptible to changes in food and supply costs, which could adversely affect our margins.

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our supply chain department negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year), spot market purchases or commodity pricing formulas. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows.

We believe the overall cost environment for food commodities in general will remain under significant pressure during 2008, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. Compared to the same period in 2007, cash prices in February 2008 for key agricultural commodities such as corn, wheat, and soybeans have increased substantially. The availabilities and prices of food commodities are also influenced by increased energy prices, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, and other issues. Virtually all commodities purchased and used in the restaurant industry — meats, grains, oils, dairy products, and energy — have varying amounts of inherent price volatility associated with them. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control.

If our distributors or suppliers do not provide food and beverages to us in a timely fashion, particularly our ingredients for our beer, we may experience short-term supply shortages, increased food and beverage costs and quality control problems.

We currently depend on regional food distribution service companies to provide food and beverage products to all of our restaurants. We also rely on contract brewers to provide us with beer in certain markets. If these regional distributors, or other distributors or suppliers, cease doing business with us, or cannot make a scheduled delivery to us because of weather or other issues, we could experience short-term supply shortages in some or all of our restaurants and could be required to purchase food and beverage products at higher prices until we are able to secure an alternative supply source. If these alternative suppliers do not meet our specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, guest patronage, revenues and results of operations, could be adversely affected. In addition, any delay in replacing our suppliers or distributors on acceptable terms could, in extreme cases, require us to temporarily remove items from the menus of one or more of our restaurants, which also could adversely affect our business.

Failure to protect our trademarks, service marks, trade secrets or other intellectual property could adversely affect our business.

Our business prospects depend in part on our ability to develop favorable consumer recognition of our brands, including the BJ’s Restaurants name in particular. Although BJ’s is a federally registered trademark, there are other retailers and restaurants using the name “BJ’s” in some form or fashion throughout the United States, and our trademarks, service marks, trade dress, trade secrets or other intellectual property could be imitated or appropriated in ways that we cannot prevent. Alternatively, third parties may attempt to cause us to change our trademarks, service marks or trade dress or not operate in a certain geographic region or regions if our names are deemed confusingly similar to their prior trademarks, service marks or trade dress. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do not maintain confidentiality and non-competition agreements with all of our employees or suppliers. Moreover, even with respect to the confidentiality and non-competition agreements we have, we cannot assure you that those agreements will not be breached, that they will provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how or recipes, the appeal of our restaurants could be reduced and our business could be harmed.

Federal, state and local beer, liquor and food service regulations may have a significant adverse impact on our operations.

We are required to operate in compliance with federal laws and regulations relating to alcoholic beverages administered by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, as well as the laws and licensing requirements for alcoholic beverages of states and municipalities where our restaurants are or will be located. In addition, each restaurant must obtain a food service license from local authorities. Failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease the brewing or sale of alcoholic beverages, or both, at our restaurants or the serving of food. Additionally, state liquor laws may prevent or impede the expansion of our restaurants into certain markets. The liquor laws of certain states prevent us from selling at wholesale the beer brewed at our restaurants. Any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area or increase the costs associated therewith. In addition, in certain states, including states where we have existing restaurants or where we plan to open a restaurant, the number of liquor licenses available is limited, and licenses are traded on the open market. Liquor, beer and wine sales comprise a significant portion of our revenues; therefore, if we are unable to maintain our existing licenses our guest patronage, revenues and results of operations could be adversely affected. Or, if we choose to open a restaurant in those states where the number of licenses available is limited, the cost of a new license could be significant.

Our restaurants and on-site breweries operate pursuant to exceptions to the “tied house laws,” which created the “three tier system” of liquor distribution. These tied house laws were adopted by all of the states after the repeal of prohibition and, generally, prohibit brewers from holding retail licenses and prohibit vertical integration in ownership and control among the three tiers. Brewery restaurants and brewpubs operate under an exception to these general prohibitions. Over the last 25 years, all of the states have adopted laws and regulations permitting brewery restaurants and brewpubs; however, the privileges and restrictions for brewpubs and brewery restaurants vary from state to state. Generally, our brewery restaurants are licensed as retailers with limited privileges to brew beer on the restaurant premises, and we do not have the same privileges as a microbrewery. Other restrictions imposed by law may prevent us from operating both brewery restaurants and non-brewery restaurants in some states. We are at risk that a state’s regulations concerning brewery restaurants or the interpretation of these regulations may change. Any such change may adversely impact our current model of brewing beer or supplying beer, or both, to our restaurants in that state, and could cause us to lose the licenses, permits and registrations necessary to conduct our restaurant operations. We apply for our liquor and brewing licenses with the advice of outside legal and licensing consultants. Even after the issuance of these licenses, our operations could be subject to differing interpretations of the “tied house laws” and the requirements of the “three tier system” of liquor distribution in any jurisdiction that we conduct business.

We may not be able to produce or secure enough of our proprietary beer to meet the requirements of our restaurants.

Our proprietary handcrafted beer is a key factor in the success of our business. Each year our brewery department forecasts our annual beer requirements based on our current restaurant requirements and expansion plans and determines our brewery production. Additionally, in certain states we are either legally required or choose to arrange for third party contractors to brew our beer using our proprietary recipes. If these contract brewers cease doing business with us, or cannot make a scheduled delivery to us because of a supply chain or production disruption or other issues, or if we cannot otherwise satisfy our internal brewing requirements, we could experience short-term supply shortages in some or all of our restaurants which may result in a loss of revenue. Additionally, if these contract brewers cease doing business with us we could be required to purchase or brew our own beer at higher costs to us until we are able to secure an alternative supply source. If our contract brewers fail to adhere to our proprietary recipe and brewing specifications, the consistency and quality of beer offerings, and thus our reputation, guest patronage, revenues and results of operations, could be adversely affected.

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

In addition, various federal and state labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, citizenship requirements and other employment taxes. Changes to these aforementioned laws or other employment laws or regulations, could adversely affect our operating results and thus restrict our growth, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence, mandated health benefits, increased tax reporting and tax payment requirements for employees who receive gratuities, a reduction in the number of states that allow tips to be credited toward minimum wage requirements and increased employee litigation, including claims relating to the Fair Labor Standards Act.

In addition, some states in which we operate have adopted immigration employment protection laws. Even if we operate our restaurants in strict compliance with BCIS and state requirements, some of our employees may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. Various proposals that would require employers to provide health insurance for all of their employees are considered from time to time in Congress and various states and municipalities. The imposition of any requirement that we provide health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

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

We purchase comprehensive insurance coverage, including workers’ compensation, general liability, directors’ and officers’ liability, employment practices, fire and extended coverage and property insurance with coverage levels that we consider appropriate, based on the advice of our outside insurance and risk management advisors. However, such insurance is subject to limitations, including deductibles, exclusions and maximum liabilities covered. Moreover, there are certain types of losses that may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane and flood losses and certain employee practices. If such a loss should occur, we would, to the extent that we were not covered for such loss by insurance, suffer a loss of the capital invested in, as well as anticipated profits and cash flow from, such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business, to expand our operations or to develop additional restaurants. There is no assurance that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect us or our ability to economically obtain or maintain such insurance.

Labor shortages or increases in labor costs could slow our growth or adversely affect our business.

Our success depends in part on our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers and kitchen managers, necessary to continue our operations and keep pace with our growth. If we are unable to recruit and retain a sufficient number of qualified restaurant managers, our business and our growth could be adversely affected. Competition for qualified restaurant managers and other restaurant employees remain intense and could require us to pay higher wages and benefits, which would result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages or decreases in tip credits would increase our labor costs. We may be unable to increase our prices in order to pass these increased labor costs on to our guests, in which case our profitability would be adversely affected.

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

Access to sources of capital and our ability to raise capital in the future may be limited, which could adversely affect our business.

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated revenues, unanticipated and/or uncontrollable events in the capital or credit markets that impact our liquidity, increased expenses or other events, including those described in this Annual Report on Form 10-K, may cause us to seek additional debt or equity financing on an accelerated basis in the event our cash flow is insufficient. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could adversely affect our growth and other plans as well as our financial condition. Additional equity financing, if available, may be dilutive to the holders of our common stock. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. In addition, disruptions in the global credit markets, including unanticipated and/or uncontrollable events in the capital or credit markets, may have an adverse effect on our liquidity, including, but not limited to, the recent failures in the auction rate securities markets in which we currently have investments. See “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K.

The occurrence or threat of extraordinary events, including terrorist attacks, could cause consumer spending to decline, which would adversely affect our sales and results of operations.

The occurrence or threat of extraordinary events, including future terrorist attacks and military and governmental responses and the prospect of future wars, may result in negative changes to economic conditions. Growth of the domestic economy is projected by many economists to slow or even recede during 2008. When economic conditions worsen, casual dining guest traffic in general will likely decrease. We believe that a decrease in consumer discretionary spending could impact the frequency with which our guests choose to dine out or the amount they spend on meals while dining out, thereby adversely affecting our sales and results of operations. Additionally, a decrease in consumer discretionary spending could adversely affect our ability to achieve the benefit of planned menu price increases to help preserve our operating margins.

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

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	actual or anticipated variations in comparable restaurant sales or operating results, whether in our operations or in those of our competitors;

•	changes in financial estimates by research analysts;

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

•	changes in the consumer spending environment;

•	changes in the market valuations of other restaurant companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives; and,

•	a loss of a key member of management.

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

In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would significantly harm our profitability and reputation.

Our failure to establish, maintain and apply adequate internal control over our financial reporting could affect our reported results of operations.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Should we identify a material weakness in internal controls, there can be no assurance that we will be able to remediate any future material weaknesses that may be identified in a timely manner or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

ITEM 1B. UNRESOLVED	STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

RESTAURANT LOCATIONS

As of March 3, 2008, we operated a total of 70 restaurants (consisting of seven BJ’s Pizza & Grill restaurants, 51 BJ’s Restaurant & Brewhouses and 12 BJ’s Restaurant & Breweries) in ten states as follows:

	BJ’s Pizza & Grill	BJ’s Restaurant & Brewhouse	BJ’s Restaurant & Brewery	Total
Arizona	—	3	1	4
California	6	27	6	39
Colorado	—	2	1	3
Florida	—	3	—	3
Kentucky	—	1	—	1
Nevada	—	1	1	2
Ohio	—	2	—	2
Oklahoma	—	2	—	2
Oregon	1	—	2	3
Texas	—	10	1	11

	7	51	12	70

The average square footage is as follows:

	BJ’s Pizza & Grill	BJ’s Restaurant & Brewhouse	BJ’s Restaurant & Brewery
Arizona	—	7,700	8,800
California	2,757	8,231	10,788
Colorado	—	8,150	5,500
Florida	—	8,333	—
Kentucky	—	9,000	—
Nevada	—	8,110	13,300
Ohio	—	8,750	—
Oklahoma	—	8,500	—
Oregon	4,350	—	6,135
Texas	—	8,031	10,710

Total Weighted Average	2,984	8,207	9,609

As of March 3, 2008, 66 of our 70 existing restaurants are located on leased properties. We own the underlying land for four of our existing restaurants. There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rental) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our home office is located in leased premises in Huntington Beach, California. The office lease expires in 2012.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to a number of private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. These claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry. A number of these claims may exist at any given time. We believe that most of our guest claims will be covered by our general liability insurance, subject to certain deductibles and coverage limits. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims, employee unfair practice claims or any other actions. We could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are ultimately determined to be liable. We currently believe that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California Superior Court, Case Number BC310146, and on March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. The parties met for mediation and expect to have further discussions on a non-binding basis. The outcome of this matter cannot be ascertained at this time.

On February 16, 2006, a former employee filed a lawsuit in Orange County, California, Superior Court, Case Number 06CC00030, on behalf of herself and allegedly other employees, for alleged failure to provide rest periods and meal periods and violation of California Business and Professions Code Section 17200. We have answered the complaint, denying the allegations and raising various additional defenses. Discovery in this case has begun. The parties met for mediation and expect to have further discussions on a non-binding basis. The outcome of this matter cannot be ascertained at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock (symbol BJRI) trades on the NASDAQ Global Select Market. All stock prices are closing prices per the NASDAQ Global Select Market. On March 3, 2008, the closing price of our Common Stock was $13.27 per share. The table below shows our high and low common stock closing sales prices as reported by the NASDAQ Global Select Market.

	Common Stock
	High	Low
Fiscal year ended January 1, 2008
First Quarter	$21.88	$19.41
Second Quarter	$21.41	$18.45
Third Quarter	$23.81	$19.63
Fourth Quarter	$20.79	$16.26
Fiscal year ended January 2, 2007
First Quarter	$27.19	$23.53
Second Quarter	$27.33	$20.30
Third Quarter	$22.87	$17.77
Fourth Quarter	$22.86	$19.04

As of March 3, 2008 we had approximately 124 shareholders of record and we estimate that there were approximately 2,800 beneficial shareholders.

Stock Performance Graph

In the past the Company has compared itself to the Standard & Poor 500 Stock Index and the Hemscott Industry Group Index (formerly known as the Media General Restaurant Group Index). The Hemscott Industry Group Index includes many large cap “fast food” restaurant companies such as McDonald’s and YUM International which we do not believe is comparable to our Company. We have therefore elected to include a peer group consisting of: Brinker International, Inc., Buffalo Wild Wings, Inc., California Pizza Kitchen, Inc., The Cheesecake Factory Incorporated, Darden Restaurants, Inc., Famous Dave’s of America, Inc., Kona Grill, Inc., O’Charley’s, Inc., PF Chang’s China Bistro, Red Robin Gourmet Burgers, Inc., Ruby Tuesday, Inc. (GA), and Texas Roadhouse, Inc. (Class A). These companies all compete in the “casual dining” segment of the restaurant industry. We do not anticipate including the Hemscott Industry Group Index in our Annual Report on Form 10-K in subsequent years. The graph assumes that $100 was invested at inception in our common stock and in each of the indices that all dividends were reinvested.

The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG BJ’S RESTAURANTS, HEMSCOTT GROUP INDEX,

S&P 500 INDEX AND PEER GROUP INDEX

Stock-Based Compensation Plan Information

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan—under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under these two plans as of January 1, 2008 (share numbers in thousands).

Plan Category	Number of securities to be issued upon exercise of outstanding stock options and restricted stock units	Weighted average exercise price of outstanding stock options and restricted stock units	Number of securities remaining available for future issuance under stock-based compensation plans
Stock-based compensation plans approved by shareholders	2,427	$13.79	2,367
Stock-based compensation plans not approved by shareholders	—	$—	—

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

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended January 1, 2008 are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

Beginning in 2005, to conform to more prevalent casual dining practices, we reclassified certain non-food related items from cost of sales to operating and occupancy expenses and manager-in-training salaries from restaurant labor to general and administrative expenses. In 2005, these reclassifications were made to the prior years’ financial statements to conform to our current reporting standards. As such, we reclassified $1.6 million and $1.3 million from cost of sales to operating and occupancy expenses for 2004 and 2003, respectively. We also reclassified $555,000 and $457,000 from labor and benefits to general and administrative expenses for 2004 and 2003, respectively. These reclassifications had no effect on operating income, net income or earnings per share.

	Fiscal Year (3)
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated statements of income data:
Revenues	$316,095	$238,928	$178,210	$129,049	$102,959
Costs and expenses:
Cost of sales	80,374	61,420	45,458	32,193	25,936
Labor and benefits	111,031	83,292	63,867	45,775	36,371
Occupancy and operating expenses	61,906	46,198	33,987	25,242	21,014
General and administrative expenses	26,008	19,832	13,290	11,365	8,954
Depreciation and amortization	14,421	9,983	6,984	5,249	3,928
Restaurant opening expense	6,940	5,253	3,520	2,918	1,467
Loss on disposal of assets	2,004	—	—	—	—
Gain on sale of Pietro’s restaurants	—	—	—	(1,658)	—

Total costs and expenses	302,684	225,978	167,106	121,084	97,670
Income from operations	13,411	12,950	11,104	7,965	5,289
Other income (expense):
Interest income (expense), net	3,306	1,690	1,119	421	376
Other income (expense), net (1)	482	39	149	165	(228)

Total other income (expense)	3,788	1,729	1,268	586	148
Income before taxes	17,199	14,679	12,372	8,551	5,437
Income tax expense (2)	5,494	4,834	4,021	2,286	1,844

Net income	$11,705	$9,845	$8,351	$6,265	$3,593

Net income per share:
Basic	$0.45	$0.42	$0.38	$0.32	$0.18

Diluted	$0.44	$0.41	$0.36	$0.30	$0.18

Weighted average shares outstanding:
Basic	26,187	23,287	22,134	19,498	19,422

Diluted	26,880	24,131	23,381	20,570	20,482

Consolidated balance sheets data (end of period):
Cash and cash equivalents	$11,617	$51,758	$8,144	$3,766	$4,899
Investments	41,100	32,895	41,703	15,775	22,041
Total assets	285,299	249,849	163,958	100,866	83,705
Total long-term debt (including current portion)	—	—	—	—	153
Shareholders’ equity	220,523	202,862	129,899	78,780	71,051

(1)	Fiscal 2003 includes a $950,000 charge related to our meals & rest period settlement, partially offset by a $250,000 benefit related to other settlement proceeds.
(2)	Fiscal 2004 includes a $298,000 benefit for the elimination of the net deferred tax asset valuation allowances.
(3)	Fiscal 2005 consists of 52 weeks and two days, fiscal 2004 consists of 53 weeks and all other fiscal years consist of 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of March 3, 2008, we owned and operated 70 restaurants located in California, Oregon, Colorado, Arizona, Texas, Nevada, Ohio, Florida, Oklahoma and Kentucky. In addition, we have one licensed restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery, a BJ’s Restaurant & Brewhouse, or a BJ’s Pizza & Grill restaurant. Our menu features our award-winning, signature deep-dish pizza, our own handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts.

The first BJ’s restaurant was opened in Orange County, California in 1978 as a small full-service restaurant focusing on Chicago style deep-dish pizza. In 1991, our current Co-Chairmen assumed the operations of the restaurants and in 1995 purchased the restaurants from the original founders. In 1996, the Company opened its first large-format restaurant and brewery in Brea, California and began to expand the menu to include appetizers, entrees, pastas, sandwiches, specialty salads and desserts.

As of March 3, 2008, of the 70 restaurants we operated, 12 were BJ’s Restaurant & Brewery restaurants (of which seven were manufacturing beer for our restaurants), 51 were BJ’s Restaurant & Brewhouse restaurants (which are similar to our brewery restaurants except that they do not manufacture beer), and seven were BJ’s Pizza & Grill restaurants (which are primarily our original, smaller format “legacy” restaurants). Our future restaurant growth will focus principally on our BJ’s Restaurant & Brewhouse format; however, we may continue to build additional BJ’s Restaurant & Brewery locations in certain areas where we believe it may be more appropriate to brew our own beer. We also have contract brewing arrangements in which we utilize the excess capacity of other highly qualified craft brewers to produce our handcrafted beers under our proprietary recipes and our indirect supervision. We currently believe that, over the long run, it will become more beneficial to increase our contract brewing due to the economies of scale that can be obtained from brewing beer in large quantities while also minimizing legal complications in some states where we desire to operate restaurants. As such, we expect to gradually increase our contract brewing relationships over the next several years. As a result of this expected increase in contract brewing, we intend to rebalance our internal production and may decommission certain internally-operated breweries, which may result in additional disposals of related assets in the future.

In 1996, we purchased 19 additional restaurants in Oregon and Washington from Pietro’s Corp (“Pietro’s”) to expand our presence in the Northwest. The Pietro’s restaurants primarily served thin-crust pizza in a very casual counter-service environment. Over the following eight years we closed 13 of the Pietro’s restaurants and converted three restaurants to BJ’s locations. On March 15, 2004, we sold the remaining three Pietro’s restaurants to employees of those restaurants.

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

Newly opened restaurants experience higher cost of sales, labor and direct operating and occupancy costs for approximately their first 90 to 180 days of operations in both percentage and dollar terms when compared with our mature restaurants. Accordingly, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on restaurant opening expenses, cost of sales, labor and occupancy and operating expenses. Additionally, restaurants in new markets may experience higher costs overall due to higher supply chain costs or labor costs until additional restaurants can be opened in nearby locations resulting in lower costs due to the increased purchasing volume and brand awareness.

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from our gift cards are recognized upon redemption in our restaurants. Effective June 2007, we began recognizing gift card breakage as other income on our Consolidated Statements of Income. Gift card breakage is recorded when the likelihood of the redemption of the gift cards becomes remote, which is typically 24 months after original gift card issuance.

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

General and administrative costs include all corporate, field supervision and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include corporate management, field supervision and corporate hourly staff salaries and related employee benefits (including stock-based compensation expense), travel and relocation costs, information systems, the cost to recruit and train new restaurant management employees, corporate rent and professional and consulting fees. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. Restaurant opening expenses, which are expensed as incurred, consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period.

The Company currently has leases for two of its larger-format BJ’s Restaurant and Brewhouse locations that, unless renewed, will expire during the next 12 months and one of its smaller, legacy BJ’s Pizza and Grill location that is currently operating on a month to month lease. The Company believes that all three leases can be renewed on satisfactory terms and is currently communicating with the respective landlords to determine the specific terms of the renewals in the event the Company ultimately determines it is in its best interests to renew. In addition, the Company intends to close one of its smaller, legacy BJ’s Pizza and Grill location in the Portland, Oregon area upon the expiration of its lease in March 2008. During fiscal 2007, this smaller-format restaurant contributed sales of only $1.2 million and operating income of less than $5,000. The Company does not expect the costs associated with closing this restaurant to have a material impact on the Company’s financial results for the first quarter of fiscal 2008.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Income expressed as percentages of total revenues.

	Fiscal Year
	2007	2006	2005	2004	2003
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.4	25.7	25.5	24.9	25.2
Labor and benefits	35.1	34.9	35.8	35.5	35.3
Occupancy and operating expenses	19.6	19.3	19.1	19.6	20.4
General and administrative expenses	8.2	8.3	7.5	8.8	8.7
Depreciation and amortization	4.6	4.2	3.9	4.1	3.8
Restaurant opening expense	2.2	2.2	2.0	2.3	1.4
Loss on disposal of assets	0.6	—	—	—	—
Gain on sale of Pietro’s restaurants	—	—	—	(1.3)	—

Total costs and expenses	95.7	94.6	93.8	93.9	94.8

Income from operations	4.3	5.4	6.2	6.1	5.2
Other income (expense):
Interest income (expense), net	1.0	0.7	0.6	0.3	0.4
Other income (expense), net	0.2	0.0	0.1	0.1	(0.2)

Total other income (expense)	1.2	0.7	0.7	0.4	0.2

Income before taxes	5.5	6.1	6.9	6.5	5.4

Income tax expense	1.7	2.0	2.3	1.8	1.8

Net income	3.8%	4.1%	4.6%	4.7%	3.6%

FISCAL YEAR 2007 (52 WEEKS) COMPARED TO FISCAL YEAR 2006 (52 WEEKS)

Revenues. Total revenues increased by $77.2 million, or 32.3%, to $316.1 million during the 52 weeks ended January 1, 2008 from $238.9 million during the comparable 52 week period of 2006. The $77.2 million increase in revenues consisted of an increase of approximately $64.4 million in restaurant sales from new restaurants not in our comparable sales base for the prior period, and an increase of approximately $12.8 million or 6.2%, from comparable restaurant sales. The increase in comparable restaurant sales resulted in part from an effective menu price increase of approximately 4.0% with the remaining increase due to increased guest counts and menu mix shifts. Based on our best assessment of the potential impact of known commodity, labor and other operating cost increases as of March 3, 2008, we believe that another 4% effective menu price increase will be necessary to protect our restaurant operating margins during fiscal 2008. However, there can be unknown cost pressures that unexpectedly arise and impact our results of operations. If our guests do not accept our price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of the menu price increase could be negated and our operating margins could be impacted.

During 2007, our menu prices were increased at a slightly higher rate than in past years primarily to offset the impact of certain increased commodity costs, increased statutory minimum wages and the cost of certain quality enhancements introduced to our restaurants, including (but not limited to) a more intensive, ongoing repair and maintenance program and upgraded china, silverware, glassware and linen napkins. Our 2007 revenues and, in particular, our comparable sales benefited from these menu price increases. All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K for the year ended January 1, 2008, can impact comparable sales comparisons. Accordingly, there can be no assurance that increases in comparable sales will be achieved as a result of increased menu prices or other factors. The slowing U.S. economy has negatively impacted overall consumer traffic to casual dining restaurants in general during fiscal 2007; and, we expect that casual dining consumer traffic will continue to be negatively impacted in general during fiscal 2008. Our comparable restaurants experienced a slight decline in guest traffic during the fourth quarter of fiscal 2007 and it is likely that such decrease in guest traffic will continue for at least the first quarter of fiscal 2008.

Cost of Sales. Cost of sales increased by $19.0 million, or 30.9%, to $80.4 million during the 52 weeks ended January 1, 2008 from $61.4 million during the comparable 52 week period of 2006. As a percentage of revenues, cost of sales decreased to 25.4% for the current 52 week period from 25.7% for the prior year comparable 52 week period. This decrease is a result of higher menu prices and improved efficiencies at our Reno brewery, partially offset by increased produce costs related to record cold weather in California in early 2007 and increased cheese and dairy related costs. We do anticipate that cost of sales in our new restaurants will typically be higher during the first 90-180 days of operations versus our mature restaurants, as management teams become accustomed to optimally predicting, managing and servicing sales volumes at our new restaurants. We provide our customers a large variety of menu items and, therefore, we are not overly dependent on a single group of commodities.

We believe the overall cost environment for food commodities in general will remain under significant pressure during 2008, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. See “Business—Supply Chain Management” in Part I, Item 1 of this Annual Report on Form 10-K. We continue to work with our suppliers to control food costs. However, there can be no assurance that future costs for supplies and commodities used in our restaurants will not fluctuate due to weather and other market conditions outside of our control.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $27.7 million, or 33.3%, to $111.0 million during the 52 weeks ended January 1, 2008 from $83.3 million during the comparable 52 week period of 2006. This increase was primarily due to the opening of 13 new restaurants since the 52 weeks ended January 2, 2007. As a percentage of revenues, labor and benefit costs increased to 35.1% for the current 52 week period from 34.9% for the prior year comparable 52 week period. This percentage increase is primarily due to minimum wage increases in California and certain other states, coupled with an increase in stock-based compensation expense of approximately $683,000, or approximately 0.2% of revenues related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program as of the beginning of fiscal 2007, partially offset by the leverage of the fixed nature of our workers compensation and payroll benefit plans resulting from our 6.2% comparable restaurant sales.

The California minimum wage increased $0.50 to $8.00 per hour effective January 1, 2008. Other state minimum wages will likely increase in 2008. Additionally, the federal minimum wage will increase $0.70 to $6.55 per hour effective July 24, 2008. In the past, we have been able to react to changes in our key operating costs, including minimum wage increases, by gradually increasing our menu prices and improving our productivity in our restaurants. However, we cannot guarantee that all or any future cost increases can be offset by increased menu prices or that increased menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.

For new restaurants, labor expenses will typically be higher than normal during the first 90-180 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes expected at our restaurants.

Beginning in fiscal 2007, we implemented a performance-based equity incentive plan, the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”), for our restaurant general managers, executive kitchen managers and field supervision personnel. The new equity incentive plan consists of awards of restricted stock units that require five-year service and performance commitments, among other factors. The non-cash pre-tax compensation expense associated with these awards was approximately $849,000 for fiscal 2007. This expense will increase during fiscal 2008 as we continue to open new restaurants and thereby increase the number of participants in the GSSOP.

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $15.7 million, or 34.0%, to $61.9 million during the 52 weeks ended January 1, 2008 from $46.2 million during the comparable 52 week period of 2006. The increase reflects additional operating and occupancy expenses related to the 13 new restaurants we opened since the 52 weeks ended January 2, 2007. As a percentage of revenues, occupancy and operating expenses increased to 19.6% for the 52 week period from 19.3% for the prior year comparable 52 week period. This increase is primarily due to increased costs related to our upgraded china, silverware, glassware and linen napkins, gross receipts tax, license fees and increased merchant credit card fees passed through to us by our transaction processor partially offset by increased leverage of the fixed component of these expenses from higher revenues. In response to the continuing challenges in the operating environment for casual dining restaurants in general and the slowing U.S. economy, we will slightly increase the amount of our marketing expenses during fiscal 2008. See “Business—Marketing” in Part I, Item 1 of this Annual Report on Form 10-K.

General and Administrative Expenses. General and administrative expenses increased by $6.2 million, or 31.1%, to $26.0 million during the 52 weeks ended January 1, 2008 from $19.8 million during the comparable 52 week period of 2006. Included in general and administrative costs for the 52 weeks ended January 1, 2008 and January 2, 2007 is $2.2 million and $1.6 million, respectively, of stock-based compensation expense related to the adoption of FASB Statement No. 123(R), Share-Based Payment (“Statement No. 123 (R)”). This increase is primarily due to planned investments in field supervision and corporate infrastructure to support our growth, higher travel and lodging costs related to our new restaurants in new states and higher restaurant management recruiting and training costs. During 2008, we expect to continue to add resources to the corporate support and field supervision activities in preparation for the planned openings of as many as 15 restaurants, which would increase our operating week capacity by 20% to 25% in 2008. As a percentage of revenues, general and administrative expenses decreased slightly to 8.2% for the 52 week period ended January 1, 2008 from 8.3% for the prior year comparable 52 week period. This decrease is primarily due to leverage of the fixed component of theses expenses over a higher revenue base.

Beginning in fiscal 2007, we relocated our corporate office to a larger leased facility to support our future growth. In connection with this relocation, we incurred approximately $415,000 of additional rent expense in fiscal 2007.

Depreciation and Amortization. Depreciation and amortization increased by $4.4 million, or 44.5%, to $14.4 million during the 52 weeks ended January 1, 2008 from $10.0 million during the comparable 52 week period of 2006. As a percentage of revenues, depreciation and amortization increased to 4.6% for the 52 week period from 4.2% for the prior year comparable 52 week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives.

Restaurant Opening Expense. Restaurant opening expense increased by $1.7 million, or 32.1%, to $6.9 million during the 52 weeks ended January 1, 2008 from $5.3 million during the comparable 52 week period of 2006. This increase is primarily due to opening costs related to 13 restaurant openings during the 52 weeks ended January 1, 2008, compared to 11 restaurant openings for the 52 weeks ended January 2, 2007, coupled with higher travel and lodging costs related to openings in our new states and higher pre-opening rent. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. See “Business – Restaurant Opening Expenses” in Part I, Item 1 of this Annual Report on Form 10-K.

Loss on Disposal of Assets. Loss on disposal of assets of $2.0 million, or 0.6% of revenues for the 52 weeks ended January 1, 2008 is due to the implementation of our strategic and growth initiatives. As a result of these initiatives, we made several strategic decisions to upgrade certain assets in our restaurants including the replacement of existing televisions with new flat panel, high definition televisions, the implementation of a more contemporary china/silverware/glassware program and the acceleration of depreciation for two restaurants that were remodeled during fiscal 2007. We also decommissioned four of our older, smaller and inefficient “legacy” breweries and shifted those brewing activities to our new, larger and more efficient Reno brewery that began initial production activities in the fourth quarter of 2006. We currently believe that, over the long run, it will become more beneficial to increase our contract brewing due to the economies of scale that can be obtained from brewing beer in large quantities, as well as legal considerations in some states where we desire to open restaurants. As such, we expect to gradually increase our contract brewing relationships over the next several years. As a result of this expected increase in contract brewing we intend to rebalance our internal production and may decommission other internally-operated breweries, which may result in additional disposals of related assets in the future. Additionally, we relocated our home office support activities to a larger leased facility to more effectively accommodate our planned future expansion which resulted in the disposal of certain nonproductive support-related assets.

Interest Income, Net. Net interest income increased by $1.6 million, or 95.6%, to $3.3 million during the 52 weeks ended January 1, 2008 from $1.7 million during the comparable 52 week period of 2006. This increase is primarily due to higher investment balances, coupled with higher interest rates, compared to the same period last year.

Other Income, Net. Net other income increased to $482,000 during comparable 52 weeks ended January 1, 2008 from $39,000 during the comparable 52 week period of 2006, an increase of $443,000. This increase is primarily due to income recognized from gift card breakage, which we began to recognize in 2007. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for the 52 weeks ended January 1, 2008 was 31.9% compared to 32.9% for the comparable 52 week period of 2006. The effective income tax rate for the 52 weeks ended January 1, 2008 differs from the statutory income tax rate primarily due to FICA tip credits and the non-deductibility of incentive stock options. We currently estimate our effective tax rate to be approximately 32.0% to 33.0% for fiscal 2008. However, the actual effective tax rate for fiscal 2008 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

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

For new restaurants, labor expenses will typically be higher than normal during the first 90-180 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes expected at our restaurants.

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

General and Administrative Expenses. General and administrative expenses increased by $6.5 million, or 49.2%, to $19.8 million during the 52 weeks ended January 2, 2007 from $13.3 million during the comparable 52 week period of 2005. Included in general and administrative costs for the 52 weeks ended January 2, 2007 is $1.6 million of stock-based compensation expense related to the adoption of FASB Statement No. 123(R), in January 2006. Excluding this amount, general and administrative costs increased $4.9 million, or 36.8%. This increase was the result of our planned investments in field supervision and corporate infrastructure to support our growth coupled with higher restaurant management recruiting and training costs. As a percentage of revenues, general and administrative expenses increased to 8.3% for the 52 week period from 7.5% for the prior year comparable 52 week period. Approximately 70 basis points of this percentage increase is the result of stock-based compensation due to the adoption of FASB Statement No. 123(R) in January 2006, with the remaining 10 basis points increase being due primarily to the factors noted above.

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

During the 52 weeks ended January 2, 2007 and January 3, 2006, we opened 11 and nine restaurants, respectively. This increase is primarily due to additional restaurants compared to prior year end and construction rent expensed in the more recent period as a result of our adoption of FSP 13-1, effective January 2006. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants, the rental costs of the restaurants and the complexity of the staff hiring and training process.

Interest Income, Net. Net interest income increased by $571,000, or 51.0%, to $1.7 million during the 52 weeks ended January 2, 2007 from $1.1 million during the comparable 52 week period of 2005. This increase is primarily due to increased investments after the completion of our private placements in March 2005 and November 2006 coupled with higher interest rates this year compared to the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	January 1, 2008	January 2, 2007
Cash and investments	$52,717	$84,653
Net working capital	$33,502	$59,121
Current ratio	1.8:1.0	2.6:1.0

	52 Weeks Ended
	January 1, 2008	January 2, 2007
Cash provided by operating activities	$35,325	$31,887
Capital expenditures	$72,733	$58,315

Our capital requirements are principally related to our restaurant expansion plans. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve a 20% to 25% increase in total restaurant operating weeks during each of fiscal 2008 and 2009 from the development and opening of new restaurants. Our base of established restaurant operations is not yet large enough to generate enough free cash flow from operations to totally fund our planned expansion indefinitely. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us.

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not currently required to be reflected as indebtedness on our consolidated balance sheets, the minimum rents and other related lease obligations, such as common area expenses, under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. We also require capital resources to maintain our existing base of restaurants and brewery operations and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure landlord construction contributions (also known as tenant improvement allowances) to partially offset the cost of constructing the related restaurants. Generally, landlords recover the cost of such contributions from increased minimum rents. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our restaurants, and we may determine at some future point to monetize those assets through a sale-leaseback or other financial transaction. The majority of our current restaurant locations have been free-standing buildings, however, in the future we intend to develop more in-line locations in shopping malls, lifestyle centers, office complexes, strip centers, entertainment centers and other real estate developments where greater amounts of landlord construction contributions are typically available to us. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build out our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $35.3 million of net cash during the 52 weeks ended January 1, 2008, a $3.4 million increase from the $31.9 million generated during the 52 week period of 2006. The net increase in cash from operating activities for the 52 weeks ended January 1, 2008, in comparison to the 52 weeks ended January 2, 2007, is primarily due to increased net income, higher depreciation expense due to more restaurants and non-cash stock-based compensation expense, primarily offset by the increase in accounts and other receivables primarily due to increased credit card deposits in transit and increased tenant allowance receivables.

For the 52 weeks ended January 1, 2008, total capital expenditures were $72.7 million of which expenditures for the acquisition of land, restaurant and brewery equipment and leasehold improvements to construct new restaurants were $57.2 million. These expenditures were primarily related to the construction of our 13 new restaurants opened by the end of the fiscal year as well as approximately $9.1 million of expenditures related to new restaurants expected to open in fiscal 2008. In addition, total capital expenditures related to the upgrade/maintenance of existing restaurants and corporate systems were $13.8 million and $1.7 million, respectively.

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

On December 15, 2005, we established a $10 million unsecured revolving line of credit (the “Line of Credit”) with an original expiration date of December 31, 2008. On October 17, 2007, we replaced this unsecured revolving line of credit with a new $25 million unsecured revolving line of credit with a major financial institution (the “New Line of Credit”). The New Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. We expect to utilize the New Line of Credit principally for letters of credit that are required to support certain of our self insurance programs; however, we may use the line of credit from time to time for working capital and construction requirements. As of January 1, 2008, there were no funded borrowings outstanding under the New Line of Credit; however, there were outstanding letters of credit totaling $2.9 million. Any borrowings under the New Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the New Line of Credit agreement. Any interest on the New Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012.

We currently plan to open as many as 15 new restaurants during fiscal 2008. As of March 3, 2008, we have entered into eleven signed leases or purchase agreements for those new restaurants, and we expect to enter into additional leases for new restaurant locations. Our capital requirements related to opening additional restaurants will continue to be significant. We currently anticipate our capital expenditures for 2008, gross of any allowances we may receive from landlords, to be $70 to $75 million related to the construction of new restaurants, the reinvestment in some of our older restaurants as well as normal maintenance capital expenditures and the investment in toolsets and infrastructure. We expect to fund our expected capital expenditures for 2008 with current cash and investment balances, cash flow from operations, landlord contributions and our line of credit. During fiscal 2008, we are currently expecting to obtain approximately $12 million to $14 million of landlord construction contributions. Our future cash requirements will depend on many factors, including the pace of expansion, real estate markets, construction costs, the specific sites selected for new restaurants, and the nature of the lease and associated financing arrangements negotiated with landlords.

As of March 5, 2008, we had $37 million of auction rate securities in our short-term investment portfolio. The auction rate securities are AAA rated, long-term debt obligations secured by student loans, which loans are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals up to 35 days. In the past, the auction process has allowed investors to obtain immediate liquidity, if so desired, by selling the securities at their face amounts. However, recent disruptions in the credit markets have adversely affected the auction market for these types of securities. From February 11, 2008 to March 5, 2008, all auctions scheduled with respect to our auction rate securities have failed to close. This is the first time we have experienced this type of event with respect to our holdings of auction rate securities. These securities continue to pay interest at rates that are generally higher than the current market rate, and there has been no change in the rating of these securities to date.

As a result of the failed auctions, these securities are currently not liquid and, furthermore, we cannot predict how long they will remain illiquid. As such, at least in the near term, we may or may not be able to liquidate some or all of our remaining auction rate securities prior to their maturities at prices approximating their face amounts. The final maturity dates of the auction rate securities which we own is between 2020 and 2047. If we are unable to sell these securities in the market or they are not redeemed, then we could be required to hold them to maturity. At this time, we have not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify to long-term investments.

Our current and projected cash flow from operations, cash balances on hand, agreed-upon landlord construction contributions and our $25 million credit facility, should be sufficient, in the aggregate, to finance our planned capital expenditures an other operating activities through at least fiscal 2008. We believe that the current lack of liquidity of our auction rate securities holdings will not have a material impact on our ability to fund our operations or continue our expansion. However, if current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital are obtained. While we have a credit facility in place which we may currently draw upon, in the event that global credit market conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur. As an additional liquidity enhancement and at our option, the financial institution that provides our $25 million credit facility has agreed in principle to increase the size of that facility to $45 million, subject to final terms and customary documentation.

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

For these three Pietro’s restaurants sold, sales were $644,000 and $767,000 and pre-tax income was $111,000 and $154,000 for the 13 weeks ended March 28, 2004 and March 30, 2003, respectively. The net book value of the assets sold as of March 28, 2004 was $500,000.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of January 1, 2008, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant guests. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We are currently unable to contract for many of our fresh commodities such as produce and fluid dairy items for long periods of time. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.

Many of our restaurant employees are paid hourly rates related to the federal minimum wage. In fiscal 2007, Congress enacted an increase in the federal minimum wage implemented in three phases, beginning in fiscal 2007 and concluding in fiscal 2009. In addition, numerous state and local governments increased the minimum wage within their jurisdictions, with further state minimum wage increases going into effect in fiscal 2008. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent. There can be no assurance that all of our future cost increases can be offset by higher menu prices, or that higher menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. Many of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher volume periods than other periods of the year. In addition, during the 52 weeks ended January 1, 2008, we opened our first restaurants in Florida, Ohio and Oklahoma, and accordingly, those restaurants will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those states. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Property and Equipment

We record all property and equipment at cost. Property and equipment accounting requires estimates of the useful lives for the assets for depreciation purposes and selection of depreciation methods. We believe the useful lives reflect the actual economic life of the underlying assets. We have elected to use the straight-line method of depreciation over the estimated useful life of an asset or the primary lease term of the respective lease, whichever is shorter. Renewals and betterments that materially extend the useful life of an asset are capitalized while maintenance and repair costs are charged to operations as incurred. Judgment is often required in the decision to distinguish between an asset which qualifies for capitalization versus an expenditure which is for maintenance and repairs. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation or amortization accounts are relieved, and any gain or loss is included in earnings.

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of January 1, 2008, no impairment indicators have been identified.

Self Insurance

We are self-insured for a portion of our employee workers’ compensation program and our general liability program. We maintain coverage with a third party insurer to limit our total exposure for these programs. The accrued liability associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is not discounted and is based on information provided by our insurance broker and insurer, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.

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

As of January 3, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not result in an adjustment to opening retained earnings. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2008, unrecognized tax benefits recorded was approximately $168,000.

Leases

We lease the majority of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases, (“Statement No. 13”), which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases pursuant to the requirements of FASB Statement No. 13. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that may be reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord construction contributions can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. Beginning January 4, 2006, we expense rent from possession date through restaurant open date as pre-opening expense, in accordance with FSP 13-1. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement.

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

Stock-Based Compensation

We have two stock-based compensation plans—the 2005 Equity Incentive Plan and the 1996 Stock Option Plan—under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units.

Beginning in 2007, substantially all of our restaurant general managers, executive kitchen managers, culinary training managers and our area and regional restaurant directors are eligible to participate in a new equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”) under our 2005 Equity Incentive Plan. In November 2007, we expanded our GSSOP eligibility to also include certain brewery personnel. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (“RSUs”). The GSSOP is dependent on each participant’s extended service with us in their respective positions (five years) and their achievement of certain agreed-upon performance objectives during that service period. Under the GSSOP, we issued 281,060 RSUs. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Restricted stock units generally cliff vest 100% after five years.

We account for these plans under the fair value recognition provisions of FASB Statement No. 123(R) using the modified-prospective-transition method. Compensation expense recognized in the 52 weeks ended January 1, 2008 and January 2, 2007 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of FASB Statement 123 (R)), based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). FASB Statement No. 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. FASB Statement No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“Statement No. 158”). This Statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The Statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. Additionally, FASB Statement No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. We do not expect the impact of this Statement to have a material effect on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006 and had no impact on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of those taxes. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of sales taxes. This EITF will not impact our method for presenting these sales taxes in our consolidated financial statements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future estimated cash payments under existing contractual obligations as of January 1, 2008, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Operating Leases (1)	$191,530	$12,954	$26,526	$25,747	$126,303
Purchase Obligations (2)	8,340	1,821	3,491	3,028	–

Total	$199,870	$14,775	$30,017	$28,775	$126,303

Other Commercial Commitments
Standby Letters of Credit	$2,945	$2,945	$–	$–	$–

	$2,945	$2,945	$–	$–	$–

(1)	For more detailed description of our operating leases, refer to note 4 in the accompanying Consolidated Financial Statements.
(2)	Amounts represent non-cancelable commitments for the purchase of goods and other services.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to January 1, 2008. Our aggregate future commitment relating to these leases is $39.3 million and is not included in operating leases above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the 52 weeks ended January 1, 2008, the average interest rate earned on cash and cash equivalents and investments was approximately 5.1%. As of January 1, 2008, our investment portfolio consisted primarily of approximately $41.1 million of auction rate securities currently classified as short-term investments. These auction rate securities are AAA rated, long-term debt obligations secured by student loans, which are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals up to 35 days. The final maturity dates of these auction rate securities are between 2020 and 2047. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of January 1, 2008, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future. Additionally, even though we invest our excess cash in instruments that historically have very liquid markets allowing us to convert these investments into cash as needed, there can be no guarantee that the markets supporting these investments will continue. Historically, we have had the option to liquidate our investments in auction rate securities whenever the interest rate on these securities reset as part of the auction process, usually every 35 days or less. However, if current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital are obtained. While we have a credit facility in place which we may currently draw upon, in the event that global credit market conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur. As an additional liquidity enhancement and at the Company’s option, the financial institution that provides us our $25 million credit facility has agreed in principle to increase the size of that facility to $45 million, subject to final terms and customary documentation.

We purchase food and other commodities for use in our operations, based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited BJ’s Restaurants, Inc.’s internal control over financial reporting as of January 1, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BJ’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, BJ’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BJ’s Restaurants, Inc. as of January 1, 2008 and January 2, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2008 of BJ’s Restaurants, Inc. and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Irvine, California

March 14, 2008

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Ethics and a Code of Business Conduct to promote honest and ethical conduct of our business, professional and personal relationships. The Code of Business Ethics covers all executives, including our principal executive officer and principal financial and accounting officer. The Code of Business Conduct is applicable to all directors, executives and other employees. A copy of both the Code of Business Ethics and Code of Business Conduct is available on our website (http://www.bjsrestaurants.com). The Company intends to post amendments to or waivers from its Code of Business Ethics and Code of Business Conduct at this website location.

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 1, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 1, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 1, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 1, 2008.

See Part II, Item 5—“Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 1, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at January 1, 2008 and January 2, 2007.

Consolidated Statements of Income for each of the three fiscal years in the period ended January 1, 2008.

Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended January 1, 2008.

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 1, 2008.

Notes to the Consolidated Financial Statements.

(2)	FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 to the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1**	Summary of Compensation for Non-Employee Directors, incorporated by reference to the description contained in Item 1.01 of the Form 8-K filed on July 14, 2006.

10.2	Intentionally omitted.

10.3**	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.

10.4**	BJ’s Restaurants, Inc. Amended and Restated 1996 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the 2004 Annual Report.

10.5**	BJ’s Restaurants, Inc. 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 17, 2005.

Exhibit Number	Description

10.6**	Stock Option Agreement for Executive Officers and Employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Form 8-K filed July 1, 2005.

10.7**	Executive Officers and Employee Grant Notice under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.

10.8**	Stock Option Agreement for Non-Employee Directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the year ended January 3, 2006.

10.9**	Non-Employee Director Grant Notice under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended January 3, 2006.

10.10**	Amended and Restated Employment Agreement dated June 27, 2005 between the Company and Paul A. Motenko, employed as Co-Chairman of the Board of Directors, Secretary & Vice President, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 1, 2005.

10.11**	Amended and Restated Employment Agreement dated June 27, 2005 between the Company and Jeremiah J. Hennessy, employed as Co-Chairman of the Board of Directors, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 1, 2005.

10.12**	Option Agreement dated December 20, 2000 between the Company and Paul A. Motenko to purchase shares of the Company’s common stock, incorporated by reference to Exhibit 10.15 of the 2000 Annual Report.
10.13**	Option Agreement dated December 20, 2000 between the Company and Jeremiah J. Hennessy to purchase shares of the Company’s common stock, incorporated by reference to Exhibit 10.16 of the 2000 Annual Report.

10.16**	Employment Agreement dated September 6, 2005 between the Company and Gregory S. Levin, employed as Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 3, 2005.

10.17**	Form of Restricted Stock Unit Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 13, 2007.

10.18**	Employment Agreement between the Company and Tom Norton, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 12, 2006.

10.19**	Form of Employee Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on October 31, 2006.

10.20**	Summary of BJ’s Restaurants, Inc. Performance Incentive Plan, incorporated by reference to Exhibit 10.20 of the Form 10-K filed on March 13, 2007.

10.24**	Employment Agreement dated January 12, 2005 between the Company and Gerald (Jerry) W. Deitchle, employed as Chief Executive Officer, incorporated by reference to Exhibit 10.28 of the 2004 Annual Report.

10.25**	Employment Agreement dated August 10, 2005 between the Company and John D. Allegretto, employed as Chief Supply Chain Officer, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on November 3, 2005.

10.26**	Employment Agreement dated June 12, 2003 between the Company and Gregory S. Lynds, employed as Chief Development Officer.

10.27**	Form of Restricted Stock Unit Agreement (non-GSSOP) under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 6, 2007.

Exhibit Number	Description

10.28**	Form of Restricted Stock Unit Notice (non-GSSOP) under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.

10.29	Line of Credit Agreement, dated October 17, 2007, between the Company and Bank of America, N.A.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Section 302 Certifications of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.

	By:	/s/ PAUL A. MOTENKO
March 14, 2008		Paul A. Motenko, Co-Chairman of the Board, Vice President and Secretary

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ PAUL A. MOTENKO	Co-Chairman of the Board of Directors,	March 14, 2008
	Paul A. Motenko	Vice President and Secretary

By:	/s/ JEREMIAH J. HENNESSY	Co-Chairman of the Board of Directors	March 14, 2008
Jeremiah J. Hennessy

By:	/s/ GERALD W. DEITCHLE	Chief Executive Officer, President and	March 14, 2008
	Gerald W. Deitchle	Director

By:	/s/ GREGORY S. LEVIN	Executive Vice President and	March 14, 2008
	Gregory S. Levin	Chief Financial Officer

By:	/s/ PETER A. BASSI	Director	March 14, 2008
Peter A. Bassi

By:	/s/ LARRY D. BOUTS	Director	March 14, 2008
Larry D. Bouts

By:	/s/ SHANN M. BRASSFIELD	Director	March 14, 2008
Shann M. Brassfield

By:	/s/ JAMES A. DAL POZZO	Director	March 14, 2008
James A. Dal Pozzo

By:	/s/ JOHN F. GRUNDHOFER	Director	March 14, 2008
John F. Grundhofer

By:	/s/ J. ROGER KING	Director	March 14, 2008
J. Roger King

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. as of January 1, 2008 and January 2, 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 1, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BJ’s Restaurants, Inc. at January 1, 2008 and January 2, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BJ’s Restaurants, Inc.’s internal control over financial reporting as of January 1, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Irvine, California

March 14, 2008

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 1, 2008	January 2, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,617	$51,758
Investments	41,100	32,895
Accounts and other receivables	11,235	2,368
Inventories	2,544	2,059
Prepaids and other current assets	3,444	2,710
Deferred income taxes	6,045	3,758

Total current assets	75,985	95,548

Property and equipment, net	202,781	148,395
Goodwill	4,673	4,673
Notes receivable	716	786
Other assets, net	1,144	447

Total assets	$285,299	$249,849

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,778	$11,946
Accrued expenses	31,705	24,481

Total current liabilities	42,483	36,427

Deferred income taxes	6,957	2,399
Other liabilities	15,336	8,161

Total liabilities	64,776	46,987
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 26,358 and 26,061 shares issued and outstanding as of January 1, 2008 and January 2, 2007, respectively	165,578	164,592
Capital surplus	12,350	7,380
Retained earnings	42,595	30,890

Total shareholders’ equity	220,523	202,862

Total liabilities and shareholders’ equity	$285,299	$249,849

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2007	2006	2005
Revenues	$316,095	$238,928	$178,210
Costs and expenses:
Cost of sales	80,374	61,420	45,458
Labor and benefits	111,031	83,292	63,867
Occupancy and operating expenses	61,906	46,198	33,987
General and administrative expenses	26,008	19,832	13,290
Depreciation and amortization	14,421	9,983	6,984
Restaurant opening expense	6,940	5,253	3,520
Loss on disposal of assets	2,004	—	—

Total costs and expenses	302,684	225,978	167,106

Income from operations	13,411	12,950	11,104

Other income:
Interest income, net	3,306	1,690	1,119
Other income, net	482	39	149

Total other income	3,788	1,729	1,268

Income before income taxes	17,199	14,679	12,372
Income tax expense	5,494	4,834	4,021

Net income	$11,705	$9,845	$8,351

Net income per share:
Basic	$0.45	$0.42	$0.38

Diluted	$0.44	$0.41	$0.36

Weighted average number of shares outstanding:
Basic	26,187	23,287	22,134

Diluted	26,880	24,131	23,381

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Total
	Shares	Amount
Balance, January 2, 2005	19,813	$63,380	$2,706	$12,694	$78,780
Exercise of stock options, net	179	1,621	—	—	1,621
Sale of common stock, net	2,750	40,294	—	—	40,294
Tax benefit from stock option exercises	—	—	853	—	853
Net income	—	—	—	8,351	8,351

Balance, January 3, 2006	22,742	105,295	3,559	21,045	129,899
Exercise of stock options, net	244	982	—	—	982
Stock-based compensation expense	—	—	1,951	—	1,951
Tax benefit from stock option exercises	—	—	1,870	—	1,870
Sale of common stock, net	3,075	58,315			58,315
Net income	—	—	—	9,845	9,845

Balance, January 2, 2007	26,061	164,592	7,380	30,890	202,862
Exercise of stock options, net	297	1,006	—	—	1,006
Stock-based compensation expense	—	—	3,190	—	3,190
Tax benefit from stock option exercises	—	—	1,780	—	1,780
Proceeds from equity transaction	—	(20)			(20)
Net income	—	—	—	11,705	11,705

Balance, January 1, 2008	26,358	$165,578	$12,350	$42,595	$220,523

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2007	2006	2005
Cash flows from operating activities:
Net income	$11,705	$9,845	$8,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,421	9,983	6,984
Deferred income taxes	2,271	(933)	(346)
Stock-based compensation expense	2,948	1,665	–
Loss on disposal of assets	2,004	–	–
Changes in assets and liabilities:
Accounts and other receivables	(8,867)	9	(75)
Inventories	(485)	(336)	(429)
Prepaids and other current assets	(734)	(813)	1,467
Other assets, net	(704)	(23)	24
Accounts payable	(1,168)	3,609	2,141
Accrued expenses	6,759	6,413	5,662
Other liabilities	300	(759)	(699)
Landlord contribution for tenant improvements	6,875	3,227	4,650

Net cash provided by operating activities	35,325	31,887	27,730

Cash flows from investing activities:
Purchases of property and equipment	(72,733)	(58,315)	(40,264)
Proceeds from investments sold	93,923	50,701	129,316
Purchases of investments	(102,128)	(41,893)	(155,244)
Collection of notes receivable	70	67	72
Proceeds from sale of assets	2,636	–	–

Net cash used in investing activities	(78,232)	(49,440)	(66,120)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	1,780	1,870	853
Proceeds from equity transaction	(20)	58,315	40,294
Proceeds from exercise of stock options	1,006	982	1,621

Net cash provided by financing activities	2,766	61,167	42,768

Net (decrease) increase in cash and cash equivalents	(40,141)	43,614	4,378

Cash and cash equivalents, beginning of year	51,758	8,144	3,766

Cash and cash equivalents, end of year	$11,617	$51,758	$8,144

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$1,171	$4,698	$1,144

Supplemental disclosure of non-cash financing activity:

For the 52 weeks ended January 1, 2008 and January 2, 2007, $242 and $286 stock-based compensation, respectively, was capitalized related to the development and construction of our new restaurants in accordance with FASB Statement No. 123(R).

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company” or “BJ’s” or in the first person notations “we,” “us” and “our”) was incorporated in California on October 1, 1991. The Company owns and operates 68 restaurants at the end of fiscal 2007, located in California, Oregon, Colorado, Arizona, Texas, Nevada, Ohio, Florida and Oklahoma and licenses one restaurant to another entity in Lahaina, Maui. Each of the restaurants is operated as a BJ’s Restaurant & Brewery, BJ’s Restaurant & Brewhouse, or BJ’s Pizza & Grill. During 2007, the Company opened 13 new restaurants. The Company’s BJ’s Restaurants & Brewery locations manufacture the Company’s signature, proprietary BJ’s beer along with other third party craft brewers for its restaurants.

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

To conform to casual dining practices, we reclassified certain non-food related items from cost of sales to operating and occupancy expenses and manager-in-training salaries from restaurant labor to general and administrative expenses beginning in fiscal year 2005. These reclassifications have been made to the prior years’ financial statements to conform to the current year.

Effective the fiscal third quarter of 2005, the Company changed its fiscal week-end from Sunday to Tuesday. This change was completed to facilitate operational efficiencies by transferring certain administrative tasks away from the weekends when its restaurants are busiest. Accordingly, fiscal 2005 contains two additional days, 366 days, and ended on Tuesday, January 3, 2006 as compared to fiscal 2006 and fiscal 2007, which each contained 52 weeks (364 days).

Segment Disclosure

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for disclosures about products and services, geographic areas and major customers. We currently operate in one operating segment: the restaurant industry, which includes casual dining restaurants, some with mircrobreweries which produce and distribute BJ’s critically acclaimed handcrafted beers throughout all of our restaurants. Additionally, we operate in one geographic area: the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments, money market funds and certificates of deposit with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair market value.

Investments

All investments are classified as held-to-maturity and are reported at amortized cost and realized gains and losses are reflected in earnings.

Investments consist of the following (in thousands):

	January 1, 2008	January 2, 2007
U.S. and government agency securities	$—	$2,466
U.S. corporate notes and bonds	—	4,929
Auction rate municipal/government securities	41,100	25,500

Total Investments	$41,100	$32,895

Average maturity for the Company’s total investment portfolio as of the end of fiscal year 2007 and 2006 was approximately three months. The Company’s investment portfolio consists principally of highly rated investment-grade auction rate securities. The auction rate securities are AAA rated, long-term debt obligations secured by student loans, which loans are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals up to 35 days. The value of these investments is determined by not only the credit rating of these investments but the liquidity of the markets in which they trade. To date, we have not recorded any realized gains or losses on our investment portfolio or recognized any significant unrealized gains or losses on investments.

Inventories

Inventories are comprised primarily of food and beverage products and are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the estimated useful life of an asset or the primary lease term of the respective lease including exercised options, whichever is shorter. Renewals and betterments that materially extend the life of an asset are capitalized while maintenance and repair costs are expensed as incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation or amortization accounts are relieved, and any gain or loss is included in earnings.

Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives:

Furniture and fixtures	10 years
Equipment	5-10 years
Brewery equipment	20 years
Building improvements	the shorter of 20 years or the remaining lease term
Leasehold improvements	the shorter of the useful life or the lease term

Intangible Assets

Management performs impairment testing annually and more frequently if factors and circumstances indicate an impairment may have occurred. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Management has performed its impairment testing and believes that no impairments existed as of January 1, 2008.

Included in other assets are trademarks and covenants not to compete. Trademarks are amortized over 10 years and covenants not to compete are amortized over periods ranging from three to five years.

Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. Management believes that no impairment of the carrying value of the Company’s long-lived assets existed at January 1, 2008 or January 2, 2007.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point of sale. Revenues from the sale of gift cards are deferred and recognized upon redemption. Deferred gift card revenue included in accrued expenses on the accompanying balance sheets was $3.0 million and $2.9 million as of January 1, 2008 and January 2, 2007, respectively. We recognize gift card breakage income when the likelihood of the redemption of the cards becomes remote, which is typically 24 months after original issuance.

Sales Taxes

Revenues are presented net of sales taxes. The obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2007, 2006, and 2005 was approximately $2.2 million, $1.4 million and $1.1 million, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in FASB Statement No. 109, Accounting for Income Taxes.

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

The Company recognizes the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position, in accordance with FIN 48. Interest and penalties related to uncertain tax positions are included in income tax expense.

Restaurant Opening Expense

Restaurant payroll, supplies, other start-up costs and rental expense incurred prior to the opening of a new restaurant are expensed as incurred.

Leases

We lease the majority of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases pursuant to the requirements of FASB Statement No. 13. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that may be reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord construction contributions can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. Prior to January 4, 2006, we capitalized rent expense from possession date through construction completion and reported the related asset in property and equipment. Capitalized rent was amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Beginning January 4, 2006, we expense rent from possession date through restaurant open date as pre-opening expense, in accordance with FSP 13-1. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments, accounts receivable, and current liabilities approximate fair values due to the short-term maturity of these instruments. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Net Income Per Share

In accordance with the provisions of FASB Statement No. 128, Earnings Per Share (“Statement No. 128”), basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. At January 1, 2008, 217,000 shares of restricted stock units issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for the 52 weeks ended January 1, 2008. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted stock units, calculated using the treasury stock method. Assumed proceeds from the in-the-money options, include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Statement No. 123(R).

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands).

	Fiscal Year
	2007	2006	2005
Numerator:
Net income for basic and diluted net income per share	$11,705	$9,845	$8,351

Denominator:
Weighted-average shares outstanding—basic	26,187	23,287	22,134
Effect of dilutive common stock options and restricted stock units	693	844	1,247

Weighted-average shares outstanding—diluted	26,880	24,131	23,381

At January 1, 2008, January 2, 2007 and January 3, 2006 there were approximately 418,000, 295,000, and 203,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

Stock-Based Compensation

Prior to January 4, 2006, the Company accounted for its employee stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123. No stock-based compensation cost was recognized in our Statement of Income for fiscal year 2005, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 4, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R) using the modified-prospective-transition method. Compensation expense recognized in the 52 weeks ended January 1, 2008 and January 2, 2007 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). Results from prior years have not been restated.

Prior to the adoption of FASB Statement No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Statement of Cash Flows. FASB Statement No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, for each of the three fiscal years ended January 1, 2008, the excess tax benefit from stock-based compensation has been classified as financing cash inflow.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of FASB Statement No. 123(R) to all periods presented. For the purposes of this pro forma disclosure, the value of the options for fiscal 2005 is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods. Management believes that the adjusted presentation may be useful to investors to permit them to compare the Company’s results using consistent assumptions regarding stock-based compensation.

	Fiscal Year
	2007	2006	2005
	(As Reported)	(As Reported)	(Pro Forma)
Net income	$11,705	$9,845	$6,486
Stock-based compensation:
Labor and benefits	719	36	30
General and administrative	2,228	1,628	2,884
Tax benefit of stock-based compensation	(941)	(575)	(1,049)

Net income	$13,711	$10,934	$8,351

Basic net income per share	$0.45	$0.42	$0.29
Stock-based compensation, net	0.07	0.05	0.09

Basic net income per share	$0.52	$0.47	$0.38

Diluted net income per share, as reported	$0.44	$0.41	$0.28
Stock-based compensation, net	0.07	0.05	0.08

Diluted net income per share	$0.51	$0.46	$0.36

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2007	2006	2005
Expected volatility	40.61%	38.56%	40.94%
Risk free interest rate	4.64%	4.50%	3.81%
Expected option life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Fair value of options granted	$8.27	$9.48	$7.28

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and investments. We currently maintain our day to day operating cash balances with a major financial institution. At times, our operating cash balances may be in excess of the FDIC insurance limit. Our temporary excess cash is managed by a major financial institution, which invests the excess funds in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These short-term investments primarily include government and municipal auction rate securities with AAA ratings by one or more of the major credit rating agencies. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. The value of these investments is dependent on the liquidity of markets in which they trade and therefore subject the Company to a concentration of credit risk in these markets.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“Statement No. 158”). This Statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The Statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. Additionally, FASB Statement No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. We do not expect the impact of this Statement to have a material effect on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006 and had no impact on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of those taxes. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of sales taxes. This EITF will not impact our method for presenting these sales taxes in our consolidated financial statements.

Reclassifications

Certain reclassifications of prior year’s balance sheet amounts, included in the notes below, have been made to conform to the current year’s format.

2. Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 1, 2008	January 2, 2007
Land	$6,453	$6,533
Building improvements	75,209	46,863
Leasehold improvements	73,927	60,557
Furniture and fixtures	22,891	14,662
Equipment	57,308	41,242

	235,788	169,857
Less accumulated depreciation and amortization	(46,734)	(35,084)

	189,054	134,773
Construction in progress	13,727	13,622

	$202,781	$148,395

3. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	January 1, 2008	January 2, 2007
Payroll related	$9,164	$7,579
Deferred rent and related	8,531	5,563
Deferred revenue from gift cards	2,957	2,900
Workers compensation	3,048	2,453
Sales taxes	2,577	2,054
Other taxes	1,108	994
Income tax payable	950	678
Other	3,370	2,260

	$31,705	$24,481

4. Commitments and Contingencies

Leases

The Company leases its restaurant and office facilities under noncancelable operating leases with remaining terms ranging from approximately 1 to 20 years with renewal options ranging from 5 to 20 years. Rent expense for fiscal 2007, 2006, and 2005 was $15.2 million, $10.6 million, and $8.7 million, respectively.

The Company has certain operating leases, which contain fixed rent escalation clauses. Rent expense for these leases has been calculated on the straight-line basis over the term of the leases, resulting in deferred rent of approximately $6.1 million and $4.0 million at January 1, 2008 and January 2, 2007, respectively. The deferred rent is included in accrued expenses on the accompanying balance sheet and will be amortized to rent expense over the life of the leases.

A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, above the minimum, for fiscal 2007, 2006, and 2005 were approximately $3.1 million, $2.5 million, and $2.0 million, respectively.

Future minimum annual rental payments under noncancelable operating leases are as follows (in thousands):

2008	$12,954
2009	13,204
2010	13,322
2011	13,117
2012	12,630
Thereafter	126,303

$191,530

Additionally, the Company has entered into lease agreements related to the construction of future restaurants with commencement dates subsequent to January 1, 2008. Our aggregate future commitment relating to these leases is $39.3 million.

Legal Proceedings

We are subject to a number of private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. These claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry. A number of these claims may exist at any given time. We believe that most of our guest claims will be covered by our general liability insurance, subject to certain deductibles and coverage limits. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not paid punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims, employee unfair practice claims or any other actions. We could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are determined to be liable. We currently believe that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California Superior Court, Case Number BC310146, and on March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. The parties met for mediation and expect to have further discussions on a non-binding basis. The outcome of this matter cannot be ascertained at this time.

On February 16, 2006, a former employee filed a lawsuit in Orange County, California, Superior Court, Case Number 06CC00030, on behalf of herself and allegedly other employees, for alleged failure to provide rest periods and meal periods and violation of California Business and Professions Code Section 17200. We have answered the complaint, denying the allegations and raising various additional defenses. Discovery in this case has begun. The parties met for mediation and expect to have further discussions on a non-binding basis. The outcome of this matter cannot be ascertained at this time.

Letters of Credit

The Company has irrevocable standby letters of credit outstanding as required under the Company’s workers’ compensation policy that total $2.9 million as of January 1, 2008 and expire on October 31, 2008. The standby letters of credit have been issued under the Company’s $25 million line of credit and therefore reduce the amount available for borrowing under the credit facility.

5. Long Term Debt

Line of Credit

On October 17, 2007, the Company entered into a new $25 million unsecured revolving line of credit with a major financial institution (the “New Line of Credit”) which replaced our existing $10 million line of credit with another financial institution and terminated the related letters of credit. The New Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. Currently, we expect to utilize the New Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and other uses as deemed necessary. As of January 1, 2008, there were no funded borrowings outstanding under the New Line of Credit; however, there were outstanding letters of credit totaling $2.9 million. Any borrowings under the New Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the New Line of Credit agreement. Any interest on the New Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012.

6. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue five million shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at January 1, 2008 or January 2, 2007. The Company currently has no plans to issue shares of preferred stock.

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

7. Income Taxes

The income tax expense consists of the following for the last three fiscal years (in thousands):

	Fiscal Year
	2007	2006	2005
Current:
Federal	$1,327	$4,462	$3,293
State	1,896	1,306	1,074

	3,223	5,768	4,367
Deferred:
Federal	2,701	(740)	(204)
State	(430)	(194)	(142)

	2,271	(934)	(346)

Provision for income taxes	$5,494	$4,834	$4,021

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the last three fiscal years:

	Fiscal Year
	2007	2006	2005
Income tax at statutory rates	35.0%	35.0%	34.0%
Permanent differences	(0.5)	1.0	0.3
State income taxes, net of federal benefit	5.5	4.9	5.0
Change in valuation allowance	—	—	—
Income tax credits	(9.1)	(7.9)	(6.0)
Reduction of estimated tax liabilities	—	—	(0.4)
Other, net	1.0	(0.1)	(0.4)

	31.9%	32.9%	32.5%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	January 1, 2008	January 2, 2007
Property and equipment	$(8,284)	$(1,117)
Goodwill	(1,533)	(1,357)
Accrued expense and other liabilities	5,818	3,758
Stock-based compensation	1,659	634
Income tax credits	3,331	583
Other	(1,903)	(1,142)

Net deferred income taxes	$(912)	$1,359

At January 1, 2008, the Company has federal income tax credit carryforwards of approximately $3.3 million, consisting primarily of the credit for FICA taxes paid on reported employee tip income. The FICA tax credits will begin to expire in 2025.

The Company has deferred tax assets that are subject to periodic recoverability assessments. The Company believes that it is more likely than not that the net deferred tax asset will be realized. Accordingly, no valuation allowance was recorded at January 1, 2008.

As of January 3, 2007, the Company adopted FIN 48 which requires that the impact of a tax position be recorded in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not result in an adjustment to opening retained earnings. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2008, unrecognized tax benefits recorded was approximately $168,000, which, if reversed, would impact our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2007	$89
Additions based on tax positions taken during the current period	79

Balance at January 1, 2008	$168

The Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of January, 1, 2008, the earliest tax year still subject to examination by a significant taxing jurisdiction is 2004.

8. Stock-Based Compensation Plans

The Company has two stock-based compensation plans – the 1996 Stock Option Plan and the 2005 Equity Incentive Plan—under which it may issue shares of the Company’s common stock to its employees, officers, directors and consultants. In August 1996, the Company’s shareholders approved the adoption of the 1996 Stock Option Plan which provided for the granting of options to purchase up to 600,000 shares of common stock. The 1996 Stock Option Plan was amended on September 28, 1999 and June 19, 2004, increasing the total number of shares under the plan to 2.2 million. The 1996 Stock Option Plan provided for options to be issued as either incentive stock options or non-statutory stock options as defined under Section 422A of the Internal Revenue Code. The 1996 Stock Option Plan expires on June 19, 2013 unless terminated earlier. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants and the remaining available shares for grant, including those shares related to option awards forfeited or terminated without exercise under the 1996 Stock Option Plan accrue to the 2005 Equity Incentive Plan.

In June 2005, the Company’s shareholder’s approved the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of incentive and non statutory stock options as well as stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Awards other than incentive stock options generally may be granted only to employees, directors and consultants of the Company, or certain related entities or designated affiliates. The shares of common stock reserved for issuance under this Plan include the aforementioned accrued shares from the 1996 Stock Option Plan plus an additional 3,500,000 shares of the Company’s common stock. As of January 1, 2008 approximately 2.4 million shares were available for future issuance under the Plan. Under the Plan, the Company has granted incentive stock options, non-qualified stock options, and restricted stock units. Shares subject to stock options and stock appreciation rights are charged against the Plan share reserve on the basis of one share for each one share granted while shares subject to other types of awards, including restricted stock units, are charged against the Plan share reserve on the basis of two shares for each one share granted. The Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

Beginning in 2007, substantially all of the Company’s restaurant general managers, executive kitchen managers, culinary training managers, area and regional restaurant directors are eligible to participate in a new equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”) under the Company’s 2005 Equity Incentive Plan. In November 2007, the Company expanded its GSSOP eligibility to also include certain brewery personnel. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (“RSUs”). The GSSOP is dependent on each participant’s extended service with the

Company in their respective positions and their achievement of certain agreed-upon performance objectives during that service period (i.e., five years). Under the GSSOP, the Company has issued 281,060 RSUs as of January 1, 2008.

The following table presents information related to stock-based compensation (in thousands):

	January 1, 2008	January 2, 2007
Labor and benefits stock-based compensation	$719	$36
General and administrative stock-based compensation	$2,228	$1,628
Capitalized stock-based compensation (1)	$242	$286

(1)	Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

The exercise price of the shares under the Company’s stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The options generally vest over a three to five-year period.

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at January 2, 2005	1,800	$6.25	1,109	$3.55
Granted	872	17.52
Exercised	(179)	9.06
Forfeited	(90)	7.67

Outstanding options at January 3, 2006	2,403	10.09	1,301	$5.50
Granted	245	22.46
Exercised	(244)	4.01
Forfeited	(67)	9.41

Outstanding options at January 2, 2007	2,337	12.04	1,230	$7.09
Granted	211	20.14
Exercised	(297)	3.39
Forfeited	(77)	17.98

Outstanding options at January 1, 2008	2,174	$13.79	1,266	$10.36

Information relating to significant option groups outstanding at January 1, 2008, are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding as of January 1, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 – $2.59	7	2.14	$1.59	7	$1.59
2.60 – 5.19	487	3.15	2.98	487	2.98
5.20 – 7.78	36	4.36	7.15	35	7.17
7.79 – 10.38	84	4.97	9.22	76	9.14
10.39 – 12.97	173	5.79	11.68	109	11.64
12.98 – 18.16	560	6.85	14.41	316	14.22
18.17 – 20.76	517	8.14	19.75	154	19.68
20.77 – 23.35	156	8.20	22.76	25	23.25
23.36 – 25.95	154	7.81	23.65	57	23.63

$0.00 – $25.95	2,174	6.28	$13.79	1,266	$10.36

As of January 1, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $5.1 million, which is expected to be recognized over the remaining five years.

Restricted Stock Units

Restricted stock unit activity during fiscal year 2007 was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding RSUs at January 2, 2007	—	—
Granted	281	$20.27
Vested	—	—
Forfeited	(28)	19.96

Outstanding RSUs at January 1, 2008	253	$20.30

The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock-based compensation expense related to the GSSOP of approximately $849,000 during the 52 weeks ended January 1, 2008. In addition, total unrecognized stock-based compensation expense related to non-vested restricted shares was $4.4 million, which is expected to be generally recognized over the remaining five years.

9. Employee Benefit Plan

The Company maintains a voluntary, contributory 401(k) plan for all eligible employees. Employees may elect to contribute up to 100% of their earnings, up to a maximum of $15,500, to the plan each year. Employee contributions are matched by the Company at a rate of 33% for the first 6% of deferred income. Contributions by the Company were approximately $129,000, $65,000 and $110,000 in fiscal 2007, 2006 and 2005, respectively.

10. Related Party Transactions

As of January 1, 2008, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 16.4% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently the Company’s largest supplier of food, beverage and paper products. In July 2006, after an extensive competitive bidding process, the Company entered into a three-year agreement with a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. Jacmar will continue to service the Company’s restaurants in California and Nevada, while other system distributors will service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with $42.9 million, $27.1 million and $24.8 million of food, beverage and paper products for fiscal 2007, 2006 and 2005, respectively, which represent 53.4%, 44.2% and 54.6% of our total costs for these products, respectively. We had trade payables due to Jacmar related to these products of $1.8 million and $1.1 million at January 1, 2008 and January 2, 2007, respectively.

11. Selected Consolidated Quarterly Financial Data (Unaudited)

Summarized unaudited consolidated quarterly financial data for the Company is as follows (in thousands, except per share data):

	April 3, 2007	July 3, 2007	October 2, 2007	January 1, 2008
Total revenues	$71,203	$79,305	$80,388	$85,199
Income from operations	$1,427	$3,728	$3,703	$4,553
Net income	$1,626	$3,274	$3,113	$3,692
Diluted net income per share	$0.06	$0.12	$0.12	$0.14

	April 4, 2006	July 4, 2006	October 3, 2006	January 2, 2007
Total revenues	$53,356	$57,843	$61,796	$65,933
Income from operations	$3,070	$3,216	$3,261	$3,403
Net income	$2,311	$2,340	$2,372	$2,822
Diluted net income per share	$0.10	$0.10	$0.10	$0.11

Diluted net income pre share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

12. Recent Event (Unaudited)

As of March 5, 2008, we had $37 million of auction rate securities in our short-term investment portfolio. The auction rate securities are AAA rated, long-term debt obligations secured by student loans, which loans are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals up to 35 days. In the past, the auction process has allowed investors to obtain immediate liquidity, if so desired, by selling the securities at their face amounts. However, recent disruptions in the credit markets have adversely affected the auction market for these types of securities. From February 11, 2008, through March 5, 2008, all auctions scheduled with respect to our auction rate securities have failed to close. This is the first time we have experienced this type of event with respect to our holdings of auction rate securities. These securities continue to pay interest at rates that are generally higher than the current market rate, and there has been no change in the rating of these securities to date.

As a result of the failed auctions, these securities are currently not liquid and, furthermore, we cannot predict how long they will remain illiquid. As such, at least in the near term, we may or may not be able to liquidate some or all of our remaining auction rate securities prior to their maturities at prices approximating their face amounts. The final maturity dates of the auction rate securities which the Company owns is between 2020 and 2047. If we are unable to sell these securities in the market or they are not redeemed, then we could be required to hold them to maturity. At this time, we have not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify to long-term investments.

Our current and projected cash flow from operations, cash balances on hand, agreed-upon landlord construction contributions and our $25 million credit facility, should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities through at least fiscal 2008. We believe that the current lack of liquidity of our auction rate securities holdings will not have a material impact on our ability to fund our operations or continue our expansion. However, if current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital are obtained. While we have a credit facility in place which we may currently draw upon, in the event that global credit market conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur. As an additional liquidity enhancement and at our option, the financial institution that provides our $25 million credit facility has agreed in principle to increase the size of that facility to $45 million, subject to final terms and customary documentation.