Form 10-Q
period 2008-04-01
BJs RESTAURANTS INC
filed 2008-05-09
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer

☐ Non-accelerated filer (do not check if smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑.

As of May 1, 2008, there were 26,363,594 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended April 1, 2008

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 1, 2008	January 1, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,210	$11,617
Investments	—	41,100
Accounts and other receivables	13,458	11,235
Inventories	2,828	2,544
Prepaids and other current assets	3,381	3,444
Deferred income taxes	5,946	6,045

Total current assets	30,823	75,985
Property and equipment, net	210,496	202,781
Non-current investments	35,627	—
Goodwill	4,673	4,673
Notes receivable	697	716
Other assets, net	1,259	1,144

Total assets	$283,575	$285,299

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,612	$10,778
Accrued expenses	27,777	31,705

Total current liabilities	32,389	42,483
Deferred income taxes	7,338	6,957
Other liabilities	20,762	15,336

Total liabilities	60,489	64,776
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 26,361 and 26,358 shares issued and outstanding as of April 1, 2008 and January 1, 2008, respectively	165,609	165,578
Capital surplus	13,235	12,350
Retained earnings	45,715	42,595
Accumulated other comprehensive income (loss)	(1,473)	—

Total shareholders’ equity	223,086	220,523

Total liabilities and shareholders’ equity	$283,575	$285,299

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended
	April 1, 2008	April 3, 2007
Revenues	$86,822	$71,203
Costs and expenses:
Cost of sales	21,897	18,028
Labor and benefits	30,671	25,628
Occupancy and operating expenses	17,746	13,406
General and administrative expenses	7,396	6,238
Depreciation and amortization	4,268	3,052
Restaurant opening expense	1,127	1,420
Loss on disposal of fixed assets	—	2,004

Total costs and expenses	83,105	69,776

Income from operations	3,717	1,427

Other income:
Interest income, net	651	976
Other income, net	88	34

Total other income	739	1,010

Income before income taxes	4,456	2,437
Income tax expense	1,336	811

Net income	$3,120	$1,626

Net income per share:
Basic	$0.12	$0.06

Diluted	$0.12	$0.06

Weighted average number of shares outstanding:
Basic	26,359	26,072

Diluted	26,736	26,813

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirteen Weeks Ended
	April 1, 2008	April 3, 2007
Cash flows from operating activities:
Net income	$3,120	$1,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,268	3,052
Deferred income taxes	480	(309)
Stock-based compensation expense	816	700
Loss on disposal of fixed assets	—	2,004
Changes in assets and liabilities:
Accounts and other receivables	(2,223)	(144)
Inventories	(284)	(65)
Prepaids and other current assets	63	683
Other assets, net	(119)	(555)
Accounts payable	(6,166)	(6,600)
Accrued expenses	(3,928)	(3,871)
Other liabilities	566	(144)
Landlord contribution for tenant improvements	4,860	—

Net cash provided by (used in) operating activities	1,453	(3,623)
Cash flows from investing activities:
Purchases of property and equipment	(11,899)	(15,386)
Proceeds from sale of fixed assets	—	2,636
Proceeds from investments sold	10,500	7,451
Purchases of investments	(6,500)	(14,120)
Collection of notes receivable	19	17

Net cash used in investing activities	(7,880)	(19,402)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	(11)	8
Proceeds from equity transaction	—	(20)
Proceeds from exercise of stock options	31	103

Net cash provided by financing activities	20	91

Net decrease in cash and cash equivalents	(6,407)	(22,934)
Cash and cash equivalents, beginning of period	11,617	51,758

Cash and cash equivalents, end of period	$5,210	$28,824

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$—

Cash paid for income taxes	$322	$2,001

Supplemental disclosure of non-cash financing activity:
Stock-based compensation capitalized	$80	$81

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. and its wholly owned subsidiaries. The financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended January 1, 2008. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of January 1, 2008 has been derived from our audited consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. This Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, for which application has been deferred for one year. During this first quarter of fiscal 2008, we have adopted the provisions of FAS 157. See Note 3.

On February 12, 2008, the FASB issued Statement No. 157-2, Effective Date of FASB Statement No. 157 (“FAS 157-2”), which amends FAS 157 to delay the implementation date to November 15, 2008 for nonfinancial assets and nonfinancial liabilities. We do not expect that the provisions of FAS 157-2 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of the standard has no impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (Revised), Business Combinations (“FAS 141R”). FAS 141R establishes principals and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the effects of the business combination. FAS 141R is effective for fiscal years beginning December 15, 2008. We do not expect that the provisions of FAS 141R will have a material impact on our consolidated financial statements.

2.	INVESTMENTS

Investments consist of the following (in thousands):

Classification	Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At April 1, 2008:
Non-current assets:
Investments – available-for-sale	$37,100	$—	$(1,473)	$35,627

At January 1, 2008:
Current assets:
Investments – held to maturity	$41,100	$—	$—	$41,100

Our investment portfolio consists of highly rated investment-grade auction rate securities. These auction rate securities are AAA rated, long-term debt obligations secured by student loans, which loans are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. While the final maturity dates of these auction rate securities investments is between 2020 and 2047, the liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals up to 35 days. The value of these investments is determined by not only the credit rating of these investments but the liquidity of the markets in which they trade. Therefore, due to the liquidity provided by the auction process, the Company previously classified these investments as held to maturity. However, the recent uncertainties in the credit markets have affected our holdings in auction rate securities investments, since auctions for these securities have failed to settle on their respective settlement dates. While we continue to earn interest on our auction rate securities investments and there has been no change in the ratings of these securities to date, these investments are not currently trading and, therefore, do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities investments no longer approximates cost or par value.

In accordance with FAS 157, we estimated the fair value of our auction rate securities investments using valuation models and methodologies provided by third parties, including our investment manager. These types of pricing inputs may generally be considered “Level 2,” as defined by FAS 157; however, since there are no currently active markets for our auction rate securities investments, these pricing inputs are currently deemed “Level 3” in accordance with FAS 157. Based on these valuation models and methodologies, we recognized a temporary decline in the fair value of our auction rate securities investments of approximately $1.5 million as of April 1, 2008. (See Note 3.)

Due to our belief that the market for these auction rate securities investments may take in excess of twelve months to fully recover, we have recorded a temporary change in fair value for these investments in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). Under FAS 115, a temporary change in fair value of available-for-sale investments results in an unrealized holding loss being recorded in the “other comprehensive income (loss)” component of shareholders’ equity. Such an unrealized holding loss does not affect net income for the applicable accounting period. We have also classified these investments as non-current investments for the current reporting period due to the current illiquidity of these investments and the uncertainty regarding the auction rate securities market. We currently anticipate holding these auction rate securities investments until a recovery of the auction process or until maturity.

3.	FAIR VALUE MEASUREMENT

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. FAS 157 applies whenever other statements require or permit asset or liabilities to be measured at fair value. We adopted the provisions of FAS 157 as of January 2, 2008, for our financial instruments.

FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

•

Level 1: Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2: Defined as pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.

•

Level 3: Defined as pricing inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

As of April 1, 2008, we held auction rate securities investments which are classified as available-for-sale investments and are required to be measured at fair value on a recurring basis. However, the recent uncertainties in the credit markets have affected our holdings in auction rate securities investments, since the auctions for these securities have failed to settle on their respective settlement dates. Therefore, in absence of an active market, we estimated the fair value of these investments using valuation models and methodologies provided by third parties, including our investment manager, as of April 1, 2008. These analyses considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of the expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As a result of the temporary decline in fair value of our auction rate securities investments, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized holding loss of approximately $1.5 million to accumulated other comprehensive income (loss) as of April 1, 2008. Any future fluctuation in fair value related to these investments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at April 1, 2008, were as follows:

	Fair Value Measurement at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Auction rate securities investments, par value	$—	$—	$37,100
Total gains or losses (realized and unrealized):
Included in net income	—	—	—
Included in accumulated other comprehensive income (loss)	—	—	$(1,473)

Balance at April 1, 2008	$—	$—	$35,627

4.	NET INCOME PER SHARE

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

In accordance with the provisions of FASB Statement No. 128, Earnings Per Share (“FAS 128”), basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. At April 1, 2008, approximately 354,300 shares of restricted stock units issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for the thirteen weeks ended April 1, 2008. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted stock units, calculated using the treasury stock method. Assumed proceeds from the in-the-money options, include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”).

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands).

	For The Thirteen Weeks Ended
	April 1, 2008	April 3, 2007
Numerator:
Net income for basic and diluted net income per share	$3,120	$1,626

Denominator:
Weighted average shares outstanding - basic	26,359	26,072
Effect of dilutive common stock options and restricted stock units	377	741

Weighted average shares outstanding - diluted	26,736	26,813

For the thirteen weeks ended April 1, 2008 and April 3, 2007, there were approximately 1,194,100 and 423,800 stock options outstanding, respectively, whereby the exercise price exceeded the average Common Stock market value, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

5.	RELATED PARTY

As of April 1, 2008, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 16.5% of our outstanding Common Stock. Jacmar, through its specialty wholesale food distributorship, is currently the Company’s largest supplier of food, beverage and paper products. Jacmar also owns the Shakey’s pizza parlor chain. In July 2006, after an extensive competitive bidding process, the Company entered into a three-year agreement with a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. Jacmar will continue to service the Company’s restaurants in California and Nevada, while other system distributors will service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $11.2 million and $10.7 million of food, beverage and paper products for the thirteen weeks ended April 1, 2008 and April 3, 2007, respectively, which represents 51.3% and 59.3% of our total costs for these products, respectively. We had trade payables related to these products of approximately $900,000 and $1.4 million at April 1, 2008 and April 3, 2007, respectively.

6.	STOCK-BASED COMPENSATION

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

Beginning in 2007, substantially all of our restaurant general managers, executive kitchen managers, regional kitchen operations managers, area/regional directors and certain brewery operations positions are eligible to participate in a new equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”) under our 2005 Equity Incentive Plan. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (“RSUs”). The GSSOP is dependent on each participant’s extended service with us in their respective positions and their achievement of certain agreed-upon performance objectives during that service period (i.e., five years).

Beginning in 2008, we also began issuing restricted stock units as a component of the annual equity grant award to officers and other employees. Under our 2005 Equity Incentive Plan we have issued 354,300 RSUs as of April 1, 2008.

We account for equity grants under these plans in accordance with the fair value recognition provisions of FAS 123(R), using the modified-prospective-transition method. Compensation expense recognized in the thirteen weeks ended April 1, 2008 and April 3, 2007 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of FAS 123(R)), based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).

The following table presents information related to stock-based compensation (in thousands):

	For the Thirteen Weeks Ended
	April 1, 2008	April 3, 2007
Labor and benefits stock-based compensation	$208	$161
General and administrative stock-based compensation	$608	$539
Capitalized stock-based compensation (1)	$80	$81

(1)	Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

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

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	April 1, 2008	April 3, 2007
Expected volatility	43.6%	42.2%
Risk free interest rate	3.22%	4.67%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$6.16	$8.45

FAS 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of April 1, 2008, total unrecognized stock based compensation expense related to non-vested stock options was $6.4 million, which is expected to be generally recognized over the remaining five years.

Restricted Stock Units

Restricted stock unit activity during the thirteen weeks ended April 1, 2008 was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding RSUs at January 1, 2008	253	$20.30
Granted	106	$13.63
Vested	—	—
Forfeited	(5)	$19.96

Outstanding RSUs at April 1, 2008	354	$18.31

The fair value of the RSUs is the quoted market value of the Company’s Common Stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock-based compensation expense related to RSUs of approximately $297,000 during the thirteen weeks ended April 1, 2008. In addition, total unrecognized stock-based compensation expense related to non-vested RSUs was $5.6 million, which is expected to be generally recognized over the remaining five years.

7.	INCOME TAXES

We utilize the liability method of accounting for income taxes as set forth in FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”).

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

We recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FAS 109. Interest and penalties related to uncertain tax positions are included in income tax expense.

As of April 1, 2008, a valuation allowance of approximately $628,000 was established for the deferred tax asset generated by the recording of the temporary change in fair value on our auction rate securities investments, since we would only be able to use this deferred tax asset to offset any future capital gains. As of April 1, 2008, we did not have any capital gains, nor do we expect to have any capital gains in the future. The deferred tax asset and corresponding valuation allowance were recorded in the “accumulated other comprehensive income (loss)” component of shareholders equity. Subsequent release of this valuation allowance will not have an effect on our consolidated statement of operations.

8.	DIVIDEND POLICY

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

9.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consisted of the following (in thousands):

	For the thirteen weeks ended
	April 1, 2008	April 3, 2007
Net income	$3,120	$1,626
Net unrealized holding loss on investments	(1,473)	—

Total other comprehensive income (loss)	$1,647	$1,626

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from forward-looking statements described in this document. These forward-looking statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;

•	the rate and scope of our planned future restaurant development;

•	anticipated dates on which we will commence or complete development of new restaurants;

•	expectations as to the timing and success of the planned expansion of our contract brewing strategy;

•	expectations for consumer spending on casual dining restaurant occasions in general;

•	expectations as to the availability and costs of key commodities used in our restaurants and brewing operations;

•	expectations as to our menu price increases or sales building initiatives and their effect, if any, on revenue;

•	expectations as to our capital requirements and our ability to liquidate our investments in auction rate securities;

•	expectations as to our future revenues, operating costs and expenses, and capital requirements; and,

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

•

Our ability to open new restaurants on schedule in accordance with our projected growth rate may be adversely affected by delays or problems associated with securing sufficient capital resources, suitable restaurant locations and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

•

Our future operating results may fluctuate significantly due to our limited number of existing restaurants and the cost and expenses required to open new restaurants, as well as the timing of new restaurant openings.

•	Our expansion into new markets may present increased risks due to our unfamiliarity with the markets and the unfamiliarity of consumers with our concept in these markets.

•

The availability of key commodities that are necessary to support our operations may be disrupted and the costs of such commodities may significantly increase due to factors outside of our control, either of which could have an adverse affect on our growth rate and results of operations.

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

•	Factors that impact California, where 39 of our current 69 restaurants are located.

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2008.

GENERAL

On May 1, 2008, we owned and operated 69 restaurants located in California, Oregon, Colorado, Arizona, Texas, Nevada, Ohio, Oklahoma, Florida and Kentucky. A licensee also operates one restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse® which receives the beer it sells from one of our breweries or an approved third party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill® which is a smaller format, full service restaurant. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our unique Pizookie® dessert. Our BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary hand-crafted beers are produced for many of our restaurants.

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

Cost of sales is comprised of food and beverage commodities and related supplies, including the cost to produce and distribute our proprietary beers. The components of cost of sales are variable and typically fluctuate with sales volumes. Labor and benefit costs include direct hourly and management wages, bonuses and payroll taxes and fringe benefits for restaurant employees, as well as stock-based compensation expense for restaurant managers.

Occupancy and operating expenses include restaurant supplies, credit card fees, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. Occupancy and operating expenses generally fluctuate with sales volumes, but typically not as much due to the semi-variable and fixed nature of many of the expenses.

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

We currently have leases for one of our larger-format BJ’s Restaurant and Brewhouse locations and for one of our smaller, legacy Pizza & Grill locations which, unless renewed, will expire during the next 12 months. We believe that these leases can be renewed on satisfactory terms and we are currently communicating with the respective landlords to determine the specific terms of the renewals in the event we ultimately determine it is in our best interest to renew. We also have one of our smaller, legacy BJ’s Pizza & Grill locations that is operating on a month to month lease. We are currently negotiating with the landlord for a long term lease for this location. However, there can be no assurances that either party may be able to agree to acceptable terms for a long term lease. In addition, we closed one of our smaller, legacy BJ’s Pizza and Grill locations in the Portland, Oregon area upon the expiration of the lease in March 2008. The closing of this restaurant did not have a material impact on our financial results for the first quarter of fiscal 2008.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 1, 2008 and April 3, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended
	April 1, 2008	April 3, 2007
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	25.2	25.3
Labor and benefits	35.3	36.0
Occupancy and operating expenses	20.4	18.8
General and administrative expenses	8.5	8.8
Depreciation and amortization	4.9	4.3
Restaurant opening expense	1.3	2.0
Loss on disposal of fixed assets	0.0	2.8

Total costs and expenses	95.6	98.0

Income from operations	4.4	2.0
Other income:
Interest income, net	0.7	1.4
Other income, net	0.1	—

Total other income	0.8	1.4

Income before income taxes	5.2	3.4
Income tax expense	1.5	1.1

Net income	3.7%	2.3%

Thirteen Weeks Ended April 1, 2008 Compared to Thirteen Weeks Ended April 3, 2007.

Revenues. Total revenues increased by $15.6 million, or 21.9%, to $86.8 million during the thirteen weeks ended April 1, 2008 from $71.2 million during the comparable thirteen week period of 2007. The $15.6 million increase in revenues was primarily attributable to an approximate 24% increase in restaurant weeks resulting from the 13 new restaurants that we have opened since the first quarter of 2007, partially offset by a 1.7% decrease in our weekly sales average. Estimated higher menu pricing of approximately 5.5% was essentially offset by reduced guest traffic in our comparable restaurants during the quarter. In particular, lower levels of guest traffic were experienced by our comparable restaurants located in the Inland Empire and Sacramento areas of California and in the Phoenix area of Arizona, which together contain 13 of our 50 total comparable restaurants for the current quarter. These areas have been, and continue to be, significantly impacted by the slowing national economy, the “credit crunch” and the resulting pressures in general on consumer spending and confidence. Excluding these 13 restaurants from our comparable restaurant base for the first quarter, our comparable restaurant sales would have increased approximately 3.1%. The slowing U.S. economy and the accompanying pressures of lower housing values, reduced credit availability, and higher food and fuel costs on the U.S. consumer has negatively impacted overall consumer traffic for casual dining restaurants in general during fiscal 2007 and the first quarter of fiscal 2008. Accordingly, we expect that overall casual dining consumer traffic, as well as our overall guest traffic, will continue to be under pressure during the remainder of fiscal 2008.

Based on our assessment of the potential impact of known commodity, labor and other operating cost increases as of May 1, 2008, we currently plan to implement additional menu price increases during the remainder of fiscal 2008 to achieve an approximate targeted 4% menu price increase for the full year. However, there can be no assurance that unknown cost pressures will not arise and impact our results of operations. Additionally, if our guests do not accept our price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of menu price increases on our operating margins could be negated. All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2008, can impact comparable sales comparisons. Accordingly, there can be no assurance that increases in comparable sales will be achieved as a result of increased menu prices or other factors.

Cost of Sales. Cost of sales increased by $3.9 million, or 21.5%, to $21.9 million during the thirteen weeks ended April 1, 2008 from $18.0 million during the comparable thirteen week period of 2007. As a percentage of revenues, cost of sales decreased slightly to 25.2% for the current thirteen week period from 25.3% for the prior year comparable thirteen week period. This decrease is primarily due to increased revenues from our estimated effective menu price increases and reduced food waste (largely resulting from our newly-implemented theoretical food cost system), partially offset by increased commodity costs, including meat, chicken, cheese, produce and grocery costs.

We do anticipate that cost of sales in our new restaurants will typically be higher during the first 90-180 days of operations versus our mature restaurants, as management teams become accustomed to optimally predicting, managing and servicing sales volumes at our new restaurants. Additionally, restaurants opened in new markets may initially experience higher commodity costs than our established restaurants where we have greater market penetration resulting in purchasing and distribution economies of scale.

We provide our customers a large variety of menu items and therefore we are not overly dependent on a single group of commodities. However, we believe the overall cost environment for food commodities in general will remain under significant pressure during 2008, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. Refer to “Business—Supply Chain Management” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 1, 2008. We continue to work with our suppliers to attempt to control food costs. However, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions outside of our control.

The cost to produce and distribute our proprietary beer is included in our cost of sales. After several months of operational due diligence, in April 2008, we executed an agreement with one of the largest commercial brewers of quality craft beer in the United States to produce two of our higher-volume proprietary craft beers. Since 2002, we have also utilized a smaller contract brewer to brew our proprietary beers for our Texas restaurants due to legal requirements in that state. During 2007, approximately 15% of our proprietary beer was contract brewed, and we currently expect this percentage to gradually grow to the 35% range during 2008. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. As a result, over the longer-term we expect that the production cost of our larger volume proprietary beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $5.1 million, or 19.7%, to $30.7 million during the thirteen weeks ended April 1, 2008 from $25.6 million during the comparable thirteen week period of 2007. This increase was primarily due to the opening of thirteen new restaurants since the thirteen weeks ended April 3, 2007, coupled with minimum wage increases in California and certain other states. As a percentage of revenues, labor and benefit costs decreased to 35.3% for the current thirteen week period from 36.0% for the prior year comparable thirteen week period. This percentage decrease is primarily due to hourly labor efficiencies and productivity and lower workers’ compensation costs as a percent of sales, offset by higher minimum wages. Included in labor and benefits is approximately $0.2 million related to our GSSOP for both the thirteen weeks ended April 1, 2008 and April 3, 2007. See Note 6, “Stock-Based Compensation,” in this Form 10-Q.

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

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $4.3 million, or 32.4%, to $17.7 million during the thirteen weeks ended April 1, 2008 from $13.4 million during the comparable thirteen week period of 2007. The increase reflects additional operating and occupancy expenses related to thirteen new restaurants opened since the thirteen weeks ended April 3, 2007. As a percentage of revenues, occupancy and operating expenses increased to 20.4% for the thirteen week period from 18.8% for the prior year comparable thirteen week period. This percentage increase is principally a result of our approximately flat comparable restaurant sales for the first quarter coupled with the absolute dollar increases for upgraded china, silverware, glassware and linen napkins in our restaurants; increased costs for upgraded security systems; and, increased expenses related to gross receipts tax, license fees, utility rates and credit card fees.

General and Administrative Expenses. General and administrative expenses increased by $1.2 million, or 18.6%, to $7.4 million during the thirteen weeks ended April 1, 2008 from $6.2 million during the comparable thirteen week period of 2007. Included in general and administrative costs for the thirteen weeks ended April 1, 2008 and April 3, 2007 is $608,000 and $539,000, respectively, of stock-based compensation expense in accordance with FAS 123(R). The increase in general and administrative costs is primarily due to planned investments in our restaurant management recruiting and training program to support the expected openings of as many as 15 new restaurants in 2008 and higher travel and lodging costs to support our growing base of restaurants. As a percentage of revenues, general and administrative expenses decreased to 8.5% for the current thirteen week period from 8.8% for the prior year comparable thirteen week period. This decrease is primarily due to leverage of the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $1.2 million, or 39.8%, to $4.3 million during the thirteen weeks ended April 1, 2008 from $3.1 million during the comparable thirteen week period of 2007. As a percentage of revenues, depreciation and amortization increased to 4.9% for the thirteen week period from 4.3% for the prior year comparable thirteen week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives, coupled with approximately flat comparable restaurant sales for the first quarter.

Restaurant Opening Expense. Restaurant opening expense decreased by $300,000, or 20.6%, to $1.1 million during the thirteen weeks ended April 1, 2008 from $1.4 million during the comparable thirteen week period of 2007. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. We opened two new restaurants in the first quarter of 2008 in Cincinnati, Ohio and Louisville, Kentucky. Nine more restaurants are currently under construction. As of May 1, 2008, we currently expect to open approximately four, five and four new restaurants during each of the upcoming three fiscal quarters, respectively. The actual timing of restaurant openings is inherently difficult to precisely predict and is subject to weather conditions and other factors outside of the Company’s control, including factors that are under the control of the Company’s landlords, municipalities and contractors.

Loss on Disposal of Assets. We did not have any significant fixed asset disposals during the first quarter of 2008. For the same quarter of the prior year, the loss on disposal of assets of $2.0 million pertains to the disposal of certain assets from the implementation of our strategic and growth initiatives. As a result of these initiatives, we replaced our existing televisions with new flat panel, high definition televisions, and implemented a more contemporary china/silverware/glassware program in our restaurants. We also decommissioned four of our older, smaller and inefficient “legacy” breweries and shifted the related production to our new, larger and more efficient brewery in Reno, Nevada.

We currently believe that, over the long run, it will become more beneficial to increase the percentage of our proprietary beer that is brewed by large commercial brewers of craft beer due to the economies of scale that can be obtained from brewing beer in large quantities, as well as legal considerations in some states where we desire to open restaurants. As such, we expect to gradually increase our “contract brewing” relationships over the next several years. As a result of this expected increase in contract brewing, we intend to gradually rebalance our internal beer production activities and may decide to de-commission other internally-operated breweries, which may result in additional disposals of related assets in the future. See “Results of Operations – Cost of Sales” in this Form 10-Q.

Interest Income, Net. Net interest income decreased by $325,000, or 33.3%, to $651,000 during the thirteen weeks ended April 1, 2008 from $976,000 during the comparable thirteen week period of 2007. This decrease is primarily due to the lower investment balances compared to the same quarter as last year.

Other Income, Net. Net other income increased to $88,000 during comparable thirteen weeks ended April 1, 2008 from $34,000 during the comparable thirteen week period of 2006, an increase of $54,000. This increase is primarily due to income recognized from gift card breakage, which we began to recognize in 2007. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended April 1, 2008 was 30.0% compared to 31.0% for the comparable thirteen week period of 2007. The effective income tax rate for the thirteen weeks ended April 1, 2008 differs from the statutory income tax rate primarily due to anticipated FICA tip credits, the non-deductibility of incentive stock option compensation until the time of a disqualifying disposition and the tax exempt nature of our interest income from our investments. We currently estimate our effective tax rate to be approximately 30.0% to 31.0% for fiscal 2008 based on the current estimates of our tax exempt interest income and FICA tip credits. However, the actual effective tax rate for fiscal 2008 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	April 1, 2008	January 1, 2008
Cash and investments	$5,210	$52,717
Net working capital (deficit)	($1,566)	$33,502
Current ratio	1.0:1.0	1.8:1.0

	Thirteen Weeks Ended
	April 1, 2008	April 3, 2007
Cash provided by (used in) operating activities	$1,453	($3,623)
Capital expenditures	$11,899	$15,386

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure landlord construction contributions (also known as tenant improvement allowances) to partially offset the cost of constructing the related restaurants. Generally, landlords recover the cost of such contributions from increased minimum rents. During fiscal 2008, we now expect to receive approximately $15 million of landlord construction contributions. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our restaurants, and we may determine at some future point to monetize those assets through a sale-leaseback or other financial transaction. The majority of our current restaurant locations have been free-standing buildings, however, in the future we intend to develop more in-line locations in shopping malls, lifestyle centers, office complexes, strip centers, entertainment centers and other real estate developments where greater amounts of landlord construction contributions are typically available to us. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the consolidated statements of cash flows, provided $1.5 million of net cash during the thirteen weeks ended April 1, 2008, representing a $5.1 million increase from the $3.6 million used during the thirteen week period of 2007. The increase in cash from operating activities for the thirteen weeks ended April 1, 2008, in comparison to thirteen weeks ended April 3, 2007, is primarily due to increased net income and receipt of tenant improvement allowances from our landlords.

For the thirteen weeks ended April 1, 2008, total capital expenditures were $11.9 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $10.4 million. These expenditures were primarily related to the construction of our new restaurants in Cincinnati, Ohio and Louisville, Kentucky, which opened in the first quarter, as well as expenditures related to additional restaurants expected to open in the second and third quarters of 2008. In addition, total capital expenditures related to the maintenance of existing restaurants and expenditures for restaurant and corporate systems were $1.3 million and $0.2 million, respectively.

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

On October 17, 2007, we established a $25 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. The Line of Credit was increased to $45 million during the first quarter of 2008. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements. As of April 1, 2008, there were no funded borrowings outstanding under the Line of Credit; however, there were outstanding letters of credit totaling $2.9 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. While we have the Line of Credit in place and it can be currently drawn upon, in the event that global credit market conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

We currently plan to open as many as 15 new restaurants during fiscal 2008. As of May 1, 2008, two of those restaurants have already opened, and we have signed 12 additional leases for potential new restaurants. Our capital requirements related to opening additional restaurants will continue to be significant. We currently anticipate our total capital expenditures for 2008, gross of any allowances we may receive from landlords, to be $70 million to $75 million related to the construction of new restaurants, the reinvestment in some of our older restaurants as well as normal maintenance capital expenditures and the investment in toolsets and infrastructure. We expect to fund our expected capital expenditures for 2008 with current cash and investment balances, cash flow from operations, landlord contributions and our Line of Credit. During fiscal 2008, we are currently expecting to obtain approximately $15 million of landlord construction contributions. Our future capital expenditure requirements will depend on many factors, including the pace of expansion, real estate markets, construction costs, the specific sites selected for new restaurants, the nature of the lease and associated financing arrangements negotiated with landlords, the availability of capital and the extent of any programs we may initiate to re-image and remodel certain of our older restaurants.

As of April 1, 2008, our investments consisted of auction rate securities (“ARS”) with a par or face value of $37.1 million. These auction rate securities are AAA rated, long-term debt obligations secured by student loans, which loans are 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). The recent uncertainties in the credit markets have affected our holdings in these ARS investments, since auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments and there has been no change in the ratings of these securities to date, these investments are not currently trading and, therefore, do not currently have a readily determinable market value. In accordance with FAS 157, we estimated the fair value of our auction rate securities investments using valuation models and methodologies provided by third parties, including our investment manager for the ARS. Based on these valuation models and methodologies, we have recognized a temporary decline in the fair value of our ARS investments of approximately $1.5 million as of April 1, 2008. In accordance with FAS 115, a temporary change in fair value results in an unrealized holding loss being recorded in the “other comprehensive income (loss)” component of shareholders’ equity. Such an unrealized holding loss does not affect net income for the applicable accounting period. Due to the current illiquidity of these investments and the uncertainty regarding the auction rate securities market, we have also reclassified these investments to non-current investments for the current reporting period at fair value. We currently anticipate holding these ARS investments until a recovery of the auction process or until maturity. We will continue to monitor the auction rate securities market and the liquidity and value of the securities we hold. Additional adjustments to the fair value may be required from quarter to quarter to reflect changes in market conditions.

We currently believe that our projected cash flow from operations, cash balances on hand, agreed-upon landlord construction contributions and our $45 million credit facility, should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities through at least fiscal 2008. We currently believe that the current lack of liquidity of our auction rate securities investments will not have a material impact on our ability to fund our operations or continue our expansion through at least 2008. However, if current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital are obtained. Our base of established restaurant operations is not yet large enough to generate enough free cash flow from operations to totally fund our planned expansion indefinitely. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of April 1, 2008, we are not involved in any off-balance sheet arrangements.

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

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations and adverse weather. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher sales volume periods than other periods of the year. Over the past 15 months we have opened restaurants in Florida, Ohio, Oklahoma and Kentucky and accordingly, these restaurants will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those states. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Additionally, the state of California (where 39 of our current 69 restaurants are located) can experience earthquakes, wildfires, windstorms and other naturally-occurring conditions that can impact our restaurant operations in that state. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of April 1, 2008, no other than temporary impairment indicators have been identified.

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

As of January 3, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not result in an adjustment to opening retained earnings. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2008, unrecognized tax benefits recorded was approximately $105,000.

Leases

We lease the majority of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (“FAS 13”), which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases pursuant to the requirements of FAS 13. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that may be reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord construction contributions can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. In accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, we expense rent from possession date through restaurant open date as pre-opening expense. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement.

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

Beginning in 2007, substantially all of our restaurant general managers, executive kitchen managers, culinary training managers and our area and regional restaurant directors are eligible to participate in a new equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”) under our 2005 Equity Incentive Plan. In November 2007, we expanded our GSSOP eligibility to also include certain brewery personnel. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (“RSUs”). The GSSOP is dependent on each participant’s extended service with us in their respective positions and their achievement of certain agreed-upon performance objectives during that service period (i.e., five years).

Beginning in 2008, we also began issuing RSUs as a component of the annual equity grant award to officers and other employees. Under our 2005 Equity Incentive Plan we have issued approximately 354,300 RSUs as of April 1, 2008. The fair value of the RSUs is the quoted market value of our Common Stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. RSUs generally cliff vest 100% after five years for GSSOP participants, and generally vest at 20% per year for other RSU grantees.

We account for these plans under the fair value recognition provisions of FAS 123(R) using the modified-prospective-transition method. Compensation expense recognized in the 52 weeks ended January 1, 2008 and January 2, 2007 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of FAS 123 (R)), based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). FAS 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. FAS 123(R) requires the cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the 13 weeks ended April 1, 2008, the average interest rate earned on cash and cash equivalents and investments was approximately 5.2%. As of April 1, 2008, our investment portfolio consisted of highly rated investment-grade auction rate securities with a par or face value of approximately $37.1 million currently classified as non-current investments. These auction rate securities are AAA rated, long-term debt obligations secured by student loans, which are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals up to 35 days. The final maturity dates of these auction rate securities are between 2020 and 2047. The recent uncertainties in the credit markets have affected our holdings in auction rate securities investments, since auctions for these securities have failed to settle on their respective settlement dates. While we continue to earn interest on our auction rate securities investments and there has been no change in the ratings of these securities to date, these investments are not currently trading and, therefore, do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities investments no longer approximates par or face value and we recognized a temporary decline in the fair value of our auction rate securities investments of approximately $1.5 million as of April 1, 2008.

The fair market value of these securities is subject to further interest rate risk and could decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of April 1, 2008, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future. Additionally, the current illiquidity of our investments in auction rate securities and the uncertainty regarding the auction rate securities market has caused us to reclassify our investments in those securities to non-current assets, and there can be no guarantee that the markets supporting these investments will recover in the near future. If current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital are obtained. While we have a $45 million credit facility in place which we may currently draw upon, in the event that global credit market conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

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

The following paragraphs describe certain legal actions now pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California Superior Court, Case Number BC310146, and on March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. On March 2, 2008, and on March 19, 2008, one of Plaintiff’s attorneys filed a notice with the California Labor and Workforce Development Agency, alleging failure to keep adequate pay records and to pay Plaintiff minimum wage. The effect of this notice is unknown as it depends on the response, if any, of the Agency to this notice. The parties met for mediation and expect to have further discussions on a non-binding basis. The outcome of this matter cannot be ascertained at this time.

On February 16, 2006, a former employee filed a lawsuit in Orange County, California, Superior Court, Case Number 06CC00030, on behalf of herself and allegedly other employees, for alleged failure to provide rest periods and meal periods and violation of California Business and Professions Code Section 17200. We have answered the complaint, denying the allegations and raising various additional defenses. Discovery in this case has begun. The parties met for mediation and have had further discussions on a non-binding basis. In May 2008, the parties have agreed to settle this matter. The terms of this proposed settlement is not material to our consolidated financial position.

Item 1A.	RISK FACTORS

A discussion of the significant risks associated with investments in our securities are set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2008. There have been no material changes in the risks related to us from those disclosed in such Annual Report. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report on Form 10-K.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	Amendment No. 1 to Loan Agreement, dated March 18, 2008, between Bank of America, N.A. and the Company.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

May 7, 2008	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chief Executive Officer, President and Director

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President and Chief Financial Officer