Form 10-Q
period 2008-09-30
BJs RESTAURANTS INC
filed 2008-11-07
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑.

As of November 5, 2008, there were 26,718,838 shares of common stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2008 (Unaudited)	January 1, 2008
Assets
Current assets:
Cash and cash equivalents	$2,851	$11,617
Investments	—	41,100
Accounts and other receivables	11,551	11,235
Inventories	3,375	2,544
Prepaids and other current assets	2,662	3,444
Deferred income taxes	6,799	6,045

Total current assets	27,238	75,985
Property and equipment, net	249,147	202,781
Non-current investments	33,926	—
Goodwill	4,673	4,673
Notes receivable	655	716
Other assets, net	1,366	1,144

Total assets	$317,005	$285,299

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,135	$10,778
Accrued expenses	32,472	31,705

Total current liabilities	44,607	42,483
Deferred income taxes	7,698	6,957
Long-term debt	7,000	—
Other liabilities	25,577	15,336

Total liabilities	84,882	64,776
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized, 26,718 and 26,358 shares issued and outstanding as of September 30, 2008 and January 1, 2008, respectively	166,649	165,578
Capital surplus	16,200	12,350
Retained earnings	50,648	42,595
Accumulated other comprehensive loss	(1,374)	—

Total shareholders’ equity	232,123	220,523

Total liabilities and shareholders’ equity	$317,005	$285,299

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 30, 2008	October 2, 2007	September 30, 2008	October 2, 2007
Revenues	$95,751	$80,388	$274,800	$230,896
Costs and expenses:
Cost of sales	24,298	20,515	69,221	58,866
Labor and benefits	33,460	27,692	96,621	81,400
Occupancy and operating expenses	21,916	16,276	58,739	44,890
General and administrative	5,683	6,388	20,077	19,363
Depreciation and amortization	4,992	3,850	13,744	10,337
Restaurant opening expense	2,673	1,964	6,015	5,178
Loss on disposal of assets	—	—	351	2,004
Natural disaster and related expense	446	—	446	—

Total costs and expenses	93,468	76,685	265,214	222,038

Income from operations	2,283	3,703	9,586	8,858

Other income:
Interest income, net	284	779	1,310	2,604
Other income, net	79	47	280	371

Total other income	363	826	1,590	2,975

Income before income taxes	2,646	4,529	11,176	11,833
Income tax expense	606	1,416	3,123	3,820

Net income	$2,040	$3,113	$8,053	$8,013

Net income per share:
Basic	$0.08	$0.12	$0.31	$0.31

Diluted	$0.08	$0.12	$0.30	$0.30

Weighted average number of shares outstanding:
Basic	26,496	26,238	26,403	26,135

Diluted	26,746	26,931	26,733	26,866

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirty-Nine Weeks Ended
	September 30, 2008	October 2, 2007
Cash flows from operating activities:
Net income	$8,053	$8,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,744	10,337
Deferred income taxes	(13)	2,374
Stock-based compensation expense	2,467	2,167
Loss on disposal of fixed assets	351	2,004
Natural disaster and related expense	596	—
Changes in assets and liabilities:
Accounts and other receivables	(466)	(7,050)
Inventories	(831)	(498)
Prepaids and other current assets	782	501
Other assets, net	(235)	(676)
Accounts payable	1,357	(2,617)
Accrued expenses	321	(1,474)
Other liabilities	7,366	1,564
Landlord contribution for tenant improvements	2,875	675

Net cash provided by operating activities	36,367	15,320
Cash flows from investing activities:
Purchases of property and equipment	(60,235)	(55,067)
Proceeds from sale of fixed assets	—	2,636
Proceeds from investments sold	12,300	42,323
Purchases of investments	(6,500)	(51,853)
Collection of notes receivable	61	52

Net cash used in investing activities	(54,374)	(61,909)
Cash flows from financing activities:
Borrowings on line of credit	17,500	—
Payments on line of credit	(10,500)	—
Excess tax benefit from stock-based compensation	1,170	1,778
Proceeds from equity transaction	—	(20)
Proceeds from exercise of stock options	1,071	944

Net cash provided by financing activities	9,241	2,702

Net decrease in cash and cash equivalents	(8,766)	(43,887)
Cash and cash equivalents, beginning of period	11,617	51,758

Cash and cash equivalents, end of period	$2,851	$7,871

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—

Cash paid for income taxes	$1,502	$4,667

Supplemental disclosure of non-cash financing activity:
Stock-based compensation capitalized	$213	$177

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) and it’s wholly owned subsidiaries. The financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

In December 2007, the FASB issued Statement No. 141 (Revised), Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any non-controlling interest in the acquired entity. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. We will apply the provisions of this statement for any acquisitions after the adopted date.

2. INVESTMENTS

Investments consist of the following (in thousands):

	Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2008:
Non-current assets:
Investments – available-for-sale	$35,300	$631	($2,005)	$33,926

At January 1, 2008:
Current assets:
Investments – held to maturity	$41,100	$—	$—	$41,100

Our investment portfolio consists of AAA rated (when purchased) auction rate securities, which are long-term debt obligations secured by student loans, which loans are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. While the final maturity dates of these auction rate securities investments are between 2020 and 2047, the liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals up to 35 days. The value of these investments is determined by not only the credit rating of these investments, but also by the liquidity of the markets in which they trade. Therefore, due to the liquidity provided by the auction process, the Company previously classified these investments as held to maturity. The recent uncertainties in the credit markets have affected our holdings in auction rate securities investments, since auctions for these securities have failed to settle on their respective settlement dates since February 2008. While we continue to earn interest on our auction rate securities investments, these investments are not actively trading or trading on a consistent basis and, therefore, do not currently have a readily determinable market value. Accordingly, we believe the estimated fair value of these auction rate securities investments no longer approximates their cost or par value.

In accordance with FAS 157, we estimated the fair value of our auction rate securities investments using valuation models and methodologies provided by a third party. These types of pricing inputs may generally be considered “Level 2,” as defined by FAS 157. However, since there are no currently active markets for our auction rate securities investments, these pricing inputs are currently deemed “Level 3” in accordance with FAS 157. Based on these valuation models and methodologies, during the third quarter of fiscal year 2008 we recognized an estimated temporary unrealized gain in the fair value of our auction rate securities investments of approximately $631,000, bringing our net estimated unrealized loss to approximately $1.4 million as of September 30, 2008. See Note 3 in this section of our Form 10-Q.

Due to our belief that the market for these auction rate securities investments may take in excess of twelve months to fully recover, we have recorded a temporary change in fair value for these investments in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). Under FAS 115, a temporary change in fair value of available-for-sale investments results in unrealized holding gains and losses being recorded in the “other comprehensive income (loss)” component of shareholders’ equity. Such unrealized holding gains and losses do not affect net income for the applicable accounting period. We have also classified these investments as non-current investments for the current reporting period due to the current illiquidity of these investments and the uncertainty regarding the auction rate securities market. We currently anticipate holding these auction rate securities investments until a recovery of the auction process or until maturity. Any future fluctuation in estimated fair value related to these investments that we consider temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate. Additionally, during the third quarter, we redeemed $1.8 million in auction rate securities, at par. We have also filed an arbitration claim against the broker-dealer relating to investments in auction rate securities made on our behalf. See Part II, Item 1. - “Legal Proceedings” of this Form 10-Q for additional details regarding this claim.

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

As of September 30, 2008, we held auction rate securities investments which are classified as available-for-sale investments and are required to be measured at fair value on a recurring basis. As discussed in Note 2 in this section of our Form 10-Q, the recent uncertainties in the credit markets have affected our holdings in auction rate securities investments, since the auctions for these securities have failed to settle on their respective settlement dates. Therefore, in the absence of an active market, we estimated the fair value of these investments using valuation models and methodologies provided by a third party as of September 30, 2008. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty; the timing of the expected future cash flows; the investments interest rate compared to like investments and treasury strips interest rates with comparable maturities, the current illiquidity of the investments; and the expectation of the next time the security is expected to have a successful auction; as well as certain qualitative and quantitative metrics (i.e., structure, collateral and liquidity of the investment and a trinomial discount model, respectively) that an investor would consider when deciding to hold or sell a position based on the certain risk assessments.

Based on these valuation models and methodologies, we recognized an estimated temporary unrealized holding gain in the fair value of our auction rate securities investments of approximately $631,000 for the thirteen weeks ended September 30, 2008. However, as a result of the overall temporary decline in fair value of our auction rate securities investments to date, which we attribute to liquidity issues rather than credit issues, we have recorded an estimated net unrealized holding loss of approximately $1.4 million to accumulated other comprehensive income (loss) as of September 30, 2008. Any future fluctuation in fair value related to these investments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at September 30, 2008, were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities investments, par value	$—	$—	$35,300
Total gains or losses (realized and unrealized):
Included in net income	—	—	—
Included in accumulated other comprehensive income (loss)	—	—	(1,374)

Balance at September 30, 2008	$—	$—	$33,926

4. LONG TERM DEBT

Line of Credit

On October 17, 2007, we established a $25 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. The Line of Credit was increased to $45 million during the first quarter of 2008. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements. As of September 30, 2008, there were funded borrowings of $7 million outstanding under the Line of Credit and there were outstanding letters of credit totaling $2.9 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires a Fixed Charge Coverage Ratio. At September 30, 2008, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012.

5. NET INCOME PER SHARE

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

In accordance with the provisions of FASB Statement No. 128, Earnings Per Share (“FAS 128”), basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. At September 30, 2008, approximately 438,000 shares of restricted stock units issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for the thirteen weeks and thirty-nine weeks ended September 30, 2008. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted stock units, calculated using the treasury stock method. Assumed proceeds from the in-the-money options, include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”).

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands).

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 30, 2008	October 2, 2007	September 30, 2008	October 2, 2007
Numerator:
Net income for basic and diluted net income per share	$2,040	$3,113	$8,053	$8,013

Denominator:
Weighted average shares outstanding - basic	26,496	26,238	26,403	26,135
Effect of dilutive common stock equivalents	250	693	330	731

Weighted average shares outstanding - diluted	26,746	26,931	26,733	26,866

For the thirteen weeks ended September 30, 2008 and October 2, 2007, there were approximately 1.4 million and 285,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value, respectively. For the thirty-nine weeks ended September 30, 2008 and October 2, 2007, there were approximately 1.2 million and 290,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. RELATED PARTY

As of September 30, 2008, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 16.2% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently the Company’s largest supplier of food, beverage and paper products. Jacmar also owns a controlling interest in the Shakey’s pizza parlor chain. In July 2006, after an extensive competitive bidding process, the Company entered into a three-year agreement with a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $36.6 million and $31.8 million of food, beverage and paper products for the thirty-nine weeks ended September 30, 2008 and October 2, 2007, respectively, which represents 52.8% and 54.0% of our total costs for these products, respectively. We had trade payables related to these products of approximately $2.6 million and $2.4 million at September 30, 2008 and October 2, 2007, respectively.

7. STOCK-BASED COMPENSATION

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

Beginning in 2008, we also began issuing restricted stock units as a component of the annual equity grant award to officers and other employees. Under our 2005 Equity Incentive Plan we have issued 438,000 RSUs as of September 30, 2008.

We account for equity grants under these plans in accordance with the fair value recognition provisions of FAS 123(R), using the modified-prospective-transition method. Compensation expense recognized in the thirty-nine weeks ended September 30, 2008 and October 2, 2007 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of FAS 123(R)), based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 30, 2008	October 2, 2007	September 30, 2008	October 2, 2007
Labor and benefits stock-based compensation	$177	$188	$606	$511
General and administrative stock-based compensation	$636	$562	$1,861	$1,656
Capitalized stock-based compensation (1)	$51	$48	$213	$177

(1)	On the Consolidated Balance Sheets, capitalized stock-based compensation is included in “Property and equipment, net.”

Stock Options

The exercise price of the shares under the Company’s stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Stock option activity during the thirty-nine weeks ended September 30, 2008 was as follows (in thousands):

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at January 1, 2008	2,174	$13.79	1,266	$10.36
Granted	237	15.28
Exercised	(359)	2.98
Forfeited	(21)	19.24
Expired	(1)	23.26

Outstanding options at September 30, 2008	2,030	$15.83	1,245	$14.23

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For The Thirty-Nine Weeks Ended
	September 30, 2008	October 2, 2007
Expected volatility	45.9%	40.8%
Risk free interest rate	3.23%	4.65%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$6.15	$8.30

FAS 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of September 30, 2008, total unrecognized stock based compensation expense related to non-vested stock options was $4.7 million, which is expected to be generally recognized over five years.

Restricted Stock Units

Restricted stock unit activity during the thirty-nine weeks ended September 30, 2008, was as follows (in thousands):

	Shares	Weighted Average Fair Value
Outstanding RSUs at January 1, 2008	253	$20.30
Granted	207	13.40
Vested	—	—
Forfeited	(22)	18.96

Outstanding RSUs at September 30, 2008	438	$16.88

The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., generally five years). The Company recorded stock-based compensation expense related to RSUs of approximately $906,000 during the thirty-nine weeks ended September 30, 2008. In addition, total unrecognized stock-based compensation expense related to non-vested RSUs was $5.7 million, which is expected to be generally recognized over five years.

8. INCOME TAXES

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

As of September 30, 2008, a valuation allowance of approximately $586,000 was established for the deferred tax asset generated by the recording of the temporary change in fair value on our auction rate securities investments, since we would only be able to use this deferred tax asset to offset any future capital gains. As of September 30, 2008, we did not have any capital gains, nor do we expect to have any capital gains in the foreseeable future. The deferred tax asset and corresponding valuation allowance were recorded in the “accumulated other comprehensive income (loss)” component of shareholders’ equity. Subsequent release of this valuation allowance will not have an effect on our consolidated statement of operations.

9. DIVIDEND POLICY

We have not paid any cash dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our restaurant and brewing operations, remodeling of existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay cash dividends in the future, such payments would be at the discretion of our Board of Directors.

10.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consisted of the following (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 30, 2008	October 2, 2007	September 30, 2008	October 2, 2007
Net income	$2,040	$3,113	$8,053	$8,013
Net unrealized holding gain (loss) on investments	631	—	(1,374)	—

Total other comprehensive income (loss)	$2,671	$3,113	$6,679	$8,013

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from forward-looking statements described in this document. These forward-looking statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;

•	the rate and scope of our planned future restaurant development;

•	expectations as to the number and timing of the availability of suitable retail projects in which we would desire to open new restaurants;

•	anticipated dates on which we will commence or complete development of new restaurants;

•	expectations as to the timing and success of the planned expansion of our contract brewing strategy;

•	expectations for consumer spending on casual dining restaurant occasions in general;

•	expectations as to the availability and costs of key commodities used in our restaurants and brewing operations, for which some may no longer have fixed prices for extended periods of time;

•	expectations as to our menu price increases or sales building initiatives and their effect, if any, on revenue;

•	expectations as to our capital requirements and our ability to liquidate our investments in auction rate securities;

•	expectations as to our future revenues, operating costs and expenses, and capital requirements;

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts; and,

•

expectations as to the continued availability of landlord construction contributions (also known as tenant improvement allowances) in connection with the development and opening of our new restaurants.

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

•

The effects of any prolonged economic downturn on the casual dining industry in general or on the regions in which our restaurants operate, especially economic and other factors that impact California, where 42 of our current 80 restaurants are located as of November 5, 2008.

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2008.

GENERAL

As of November 5, 2008, we owned and operated 80 restaurants located in Arizona, California, Colorado, Florida, Indiana, Kentucky, Louisiana, Nevada, Ohio, Oklahoma, Oregon, Texas and Washington. A licensee also operates one restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse® which receives the beer it sells from one of our breweries or an approved third party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill® which is a smaller format, full service restaurant. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our unique Pizookie® dessert. Our BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary hand-crafted beers are produced for many of our restaurants.

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

General and administrative expenses include all corporate, field supervision and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include corporate management, field supervision and corporate hourly staff salaries and related employee benefits (including stock-based compensation expense), travel and relocation costs, information systems, the cost to recruit and train new restaurant management employees, corporate rent and professional and consulting fees. Depreciation and amortization principally include depreciation on capital expenditures for restaurants. Restaurant opening expenses, which are expensed as incurred, consist of the costs of hiring and training the initial hourly work force for each new restaurant including travel related to the opening of the new restaurant, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period.

We also have one smaller, legacy BJ’s Pizza & Grill location and one BJ’s Restaurant & Brewhouse location that are operating on month-to-month leases. We are currently negotiating with the landlords for longer-term leases for these locations. However, there can be no assurances that either party may be able to agree to acceptable terms for a long term lease. In addition, we closed one of our smaller, legacy BJ’s Pizza and Grill locations in the Portland, Oregon area upon the expiration of the lease in March 2008. The closing of this restaurant did not have a material impact on our financial results.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirty-nine weeks ended September 30, 2008 and October 2, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 30, 2008	October 2, 2007	September 30, 2008	October 2, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.4	25.5	25.2	25.5
Labor and benefits	34.9	34.4	35.2	35.3
Occupancy and operating expenses	22.9	20.2	21.4	19.4
General and administrative	5.9	7.9	7.3	8.4
Depreciation and amortization	5.2	4.8	5.0	4.5
Restaurant opening expense	2.8	2.4	2.2	2.2
Loss on disposal of assets	—	—	0.1	0.9
Natural disaster and related expense	0.5	—	0.2	—

Total costs and expenses	97.6	95.2	96.6	96.2

Income from operations	2.4	4.8	3.4	3.8
Other income:
Interest income, net	0.3	1.0	0.5	1.1
Other income, net	0.1	0.1	0.1	0.2

Total other income	0.4	1.1	0.6	1.3

Income before income taxes	2.8	5.9	4.0	5.1
Income tax expense	0.6	1.8	1.1	1.7

Net income	2.2%	4.1%	2.9%	3.4%

Thirteen Weeks Ended September 30, 2008 Compared to Thirteen Weeks Ended October 2, 2007.

Revenues. Total revenues increased by $15.4 million, or 19.1%, to $95.8 million during the thirteen weeks ended September 30, 2008 from $80.4 million during the comparable thirteen week period of 2007. The $15.4 million increase in revenues was primarily attributable to an approximate 23% increase in restaurant weeks resulting from the 16 new restaurants that we have opened since the third quarter of 2007, partially offset by an approximate 3.3% decrease in our average sales per restaurant week. Comparable restaurant sales decreased 1.0% during the thirteen weeks ended September 30, 2008. During the thirteen weeks ended September 30, 2008, five of our restaurants were closed for a total of 39 sales days due to hurricanes Gustav and Ike. Three of these restaurants were in our comparable restaurant sales base. We estimate that the total lost sales from the closure of these five restaurants was approximately $503,000 and that our total comparable restaurant sales would have only decreased by 0.5% absent the effects from hurricane Ike on our three closed Houston area restaurants in our comparable restaurant base. The estimated effective menu price increase for the quarter was approximately 4% and was more than offset by lower guest traffic during the quarter. In particular, lower levels of guest traffic were experienced by our comparable restaurants located in the Inland Empire and Sacramento areas of California and in the Phoenix, Arizona market, which together contain approximately 25% of our total comparable restaurants for the current quarter. These areas have been, and continue to be, significantly impacted by the slowing national economy, the “credit crunch” and the resulting pressures in general on consumer spending and confidence. The slowing U.S. economy and the accompanying pressures of lower housing, retirement account values, investment accounts, reduced credit availability, and higher food and fuel costs on the U.S. consumer has negatively impacted overall consumer traffic for casual dining restaurants in general during fiscal 2008. We expect that overall casual dining consumer traffic, as well as our overall guest traffic, will continue to be under pressure during the remainder of fiscal 2008 and likely throughout 2009.

Based on our assessment of the potential impact of commodity, labor and other operating cost increases as of November 5, 2008, we may implement additional menu price increases during the remainder of fiscal 2008 or in fiscal 2009. However, there can be no assurance that unknown cost pressures will not arise and impact our results of operations. Additionally, if our guests do not accept our price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of menu price increases on our operating margins could be negated. All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2008, can impact comparable sales comparisons. Accordingly, there can be no assurance that increases in comparable sales will be achieved as a result of increased menu prices or other factors.

Cost of Sales. Cost of sales increased by $3.8 million, or 18.4%, to $24.3 million during the thirteen weeks ended September 30, 2008, from $20.5 million during the comparable thirteen week period of 2007. As a percentage of revenues, cost of sales decreased to 25.4% for the current thirteen week period from 25.5% for the prior year comparable thirteen week period. This decrease is primarily due to increased revenues from our estimated effective menu price increases and reduced food waste (largely resulting from our recently-implemented theoretical food cost system), partially offset by increased commodity costs, including meat, produce, soups/sauces/dressings and grocery costs.

We do anticipate that cost of sales in our new restaurants will typically be higher during the first 90-180 days of operations versus our mature restaurants, as management teams become accustomed to optimally predicting, managing and servicing sales volumes at our new restaurants. Accordingly, a comparatively large number of new restaurant openings in any single quarter may significantly impact total cost of sales comparisons for our entire business. Additionally, restaurants opened in new markets may initially experience higher commodity costs than our established restaurants, where we have greater market penetration that generally results in purchasing and distribution economies of scale.

We provide our customers a large variety of menu items and therefore we are not overly dependent on a single group of commodities. However, we believe the overall cost environment for food commodities in general will remain under significant pressure during 2008, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. We also believe that these pressures may result in higher commodity costs for 2009. Based on information available to us as of November 5, 2008, our preliminary expectation is that the overall cost of our “basket” of food commodities is likely to increase in the range of 5% to 6% during 2009. This expectation is based on our belief as to current and expected market conditions and is subject to significant risks and uncertainties, including the continuing volatility in the domestic and worldwide food and energy commodity markets. See “Business—Supply Chain Management” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended January 1, 2008. We continue to work with our suppliers to attempt to control food costs. However, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions outside of our control.

The cost to produce and distribute our proprietary beer is also included in our cost of sales. After several months of operational due diligence, in April 2008 we retained one of the larger commercial brewers of quality craft beer in the United States to begin producing two of our higher-volume proprietary craft beers. We intend to retain additional large-scale “contract brewers” to support the expected growth in our proprietary craft beer requirements. Since 2002, we have also utilized a smaller contract brewer to brew our proprietary beers for our Texas restaurants due to legal requirements in that state. During 2007, approximately 15% of our proprietary beer was contract brewed, and we currently expect this percentage to gradually grow to an annual run-rate of approximately 35% by the end of 2008. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. As a result, over the next several years, we expect that the production cost of our larger volume proprietary beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $5.8 million, or 20.8%, to $33.5 million during the thirteen weeks ended September 30, 2008, from $27.7 million during the comparable thirteen week period of 2007. This increase was primarily due to the opening of 16 new restaurants since the thirteen weeks ended October 2, 2007, coupled with minimum wage increases in California and certain other states. As a percentage of revenues, labor and benefit costs increased to 34.9% for the current thirteen week period from 34.4% for the prior year comparable thirteen week period. This percentage increase is primarily due to expected inefficiencies related to the opening of six new restaurants during the quarter coupled with higher minimum wages and higher fixed management costs, as a percentage of sales, due to the de-leveraging related to lower comparable restaurant sales. Included in labor and benefits is approximately $177,000 and $188,000 related to our stock-based compensation plans for both the thirteen weeks ended September 30, 2008 and October 2, 2007, respectively. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

The California minimum wage increased $0.50 to $8.00 per hour effective January 1, 2008. Nevada and Kentucky’s minimum wages increased $0.52 and $0.70, respectively, on July 1, 2008. Oklahoma, Texas, Indiana and Louisiana’s minimum wages increased $0.70 on July 24, 2008. Other state minimum wages may also increase in 2008 and 2009. Additionally, the federal minimum wage increased $0.70 to $6.55 per hour effective July 24, 2008 and is expected to increase again in July 2009. In the past, we have been able to react to changes in our key operating costs, including minimum wage increases, by gradually increasing our menu prices and improving our productivity in our restaurants. However, we cannot guarantee that all or any future cost increases can be offset by increased menu prices or that increased menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.

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

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $5.6 million, or 34.7%, to $21.9 million during the thirteen weeks ended September 30, 2008, from $16.3 million during the comparable thirteen week period of 2007. The increase reflects additional operating and occupancy expenses related to 16 new restaurants opened since the thirteen weeks ended October 2, 2007. As a percentage of revenues, occupancy and operating expenses increased to 22.9% for the thirteen week period from 20.2% for the prior year comparable thirteen week period. This percentage increase is principally due to increased marketing costs related to incremental electronic and print media deemed necessary to support our new menu items, guest services and lunch specials; increased utility costs related to higher utility rates; and, the de-leveraging of the fixed component of certain costs resulting from the 1.0% decrease in comparable restaurant sales during the quarter.

General and Administrative Expenses. General and administrative expenses decreased by $705,000, or 11.0%, to $5.7 million during the thirteen weeks ended September 30, 2008, from $6.4 million during the comparable thirteen week period of 2007. Included in general and administrative costs for the thirteen weeks ended September 30, 2008 and October 2, 2007 is $636,000 and $562,000, respectively, of stock-based compensation expense in accordance with FAS 123(R). The decrease in general and administrative costs is primarily due to the reversal of estimated 2008 incentive compensation accrued in prior quarters. As a percentage of revenues, general and administrative expenses decreased to 5.9% for the current thirteen week period from 7.9% for the prior year comparable thirteen week period. This decrease is primarily due to leverage of the fixed component of these expenses over a higher revenue base, coupled with the reversal of approximately $1.0 million related to estimated 2008 incentive compensation accrued in prior quarters that, based on our actual performance to date, is currently not expected to be earned.

Depreciation and Amortization. Depreciation and amortization increased by $1.1 million, or 29.7%, to $5.0 million during the thirteen weeks ended September 30, 2008, from $3.9 million during the comparable thirteen week period of 2007. As a percentage of revenues, depreciation and amortization increased to 5.2% for the thirteen week period from 4.8% for the prior year comparable thirteen week period. This increase is primarily due to increased construction costs for more recently opened restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives, coupled with the de-leveraging of the fixed component of these expenses resulting from the 1.0% decrease in comparable restaurant sales during the quarter.

Restaurant Opening Expense. Restaurant opening expense increased by $709,000, or 36.1%, to $2.7 million during the thirteen weeks ended September 30, 2008, from $2.0 million during the comparable thirteen week period of 2007. This increase is primarily due to opening costs related to six restaurant openings and three restaurants in-progress during the thirteen weeks ended September 30, 2008, as compared to four restaurant openings and four restaurants in-progress during the thirteen weeks ended October 2, 2007, coupled with higher travel and lodging costs related to openings in our new states.

We currently expect our opening costs to average approximately $500,000 per new restaurant. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. We opened six new restaurants in the third quarter of 2008 in Peoria, Arizona; San Antonio and Pearland (in the Houston market), Texas; Tukwila, Washington; and, Modesto and Chino Hills, California. As of November 5, 2008, we currently expect to open as many as three new restaurants in the fourth quarter (of which one has already opened). The actual timing of restaurant openings is inherently difficult to precisely predict and is subject to weather conditions and other factors outside of the Company’s control, including factors that are under the control of the Company’s landlords, municipalities and contractors.

Natural Disaster and Related Expense. The natural disaster and related expense costs of $446,000, for the thirteen weeks ended September 30, 2008, relates to property and facility damages from hurricanes Gustav and Ike in excess of our related insurance coverage.

Interest Income, Net. Net interest income decreased by $495,000, or 63.5%, to $284,000 during the thirteen weeks ended September 30, 2008, from $779,000 during the comparable thirteen week period of 2007. This decrease is primarily due to the lower investment balances compared to the same quarter as last year.

Other Income, Net. Net other income increased to $79,000 during comparable thirteen weeks ended September 30, 2008, from $47,000 during the comparable thirteen week period of 2007, an increase of $32,000. This increase is primarily due to recognition of income from gift card breakage, which we began to recognize in the second quarter of 2007. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended September 30, 2008, was 22.9% compared to 31.3% for the comparable thirteen week period of 2007. The effective income tax rate for the thirteen weeks ended September 30, 2008, differs from the statutory income tax rate primarily due to anticipated FICA tip credits, the non-deductibility of incentive stock option compensation until the time of a disqualifying disposition and the tax exempt nature of our interest income from our investments. We currently estimate our effective tax rate to be approximately 28.0% for fiscal 2008 based on the current estimates of our tax exempt interest income and FICA tip credits. However, the actual effective tax rate for fiscal 2008 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

Thirty-Nine Weeks Ended September 30, 2008 Compared to Thirty-Nine Weeks Ended October 2, 2007.

Revenues. Total revenues increased by $43.9 million, or 19.0%, to $274.8 million during the thirty-nine weeks ended September 30, 2008, from $230.9 million during the comparable thirty-nine week period of 2007. The $43.9 million increase in revenues was primarily attributable to an approximate 22% increase in restaurant weeks resulting from the 16 new restaurants that we have opened since the second quarter of 2007, partially offset by an approximate 2.4% decrease in our average sales per restaurant week. Comparable restaurant sales decreased approximately 0.1% during the thirty-nine weeks ended September 30, 2008. Estimated higher menu pricing of approximately 4.9% was nearly offset by reduced guest traffic in our comparable restaurants during the thirty-nine week period ended September 30, 2008. In particular, lower levels of guest traffic were experienced by our comparable restaurants located in the Inland Empire and Sacramento markets of California and in the Phoenix, Arizona market during the thirty-nine week period ended September 30, 2008.

Cost of Sales. Cost of sales increased by $10.4 million, or 17.6%, to $69.2 million during the thirty-nine weeks ended September 30, 2008, from $58.9 million during the comparable thirty-nine week period of 2007. As a percentage of revenues, cost of sales decreased slightly to 25.2% for the current thirty-nine week period from 25.5% for the prior year comparable thirty-nine week period. This decrease is primarily due to increased revenues from our estimated effective menu price increases and reduced food waste (largely resulting from our recently-implemented theoretical food cost system), partially offset by increased commodity costs, including meat, cheese, produce, soups/sauces/dressings and grocery costs.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $15.2 million, or 18.7%, to $96.6 million during the thirty-nine weeks ended September 30, 2008, from $81.4 million during the comparable thirty-nine week period of 2007. This increase was primarily due to the opening of 16 new restaurants since the thirty-nine weeks ended October 2, 2007. As a percentage of revenues, labor and benefit costs decreased to 35.2% for the current thirty-nine week period from 35.3% for the prior year comparable thirty-nine week period. This percentage decrease is primarily due lower workers’ compensation costs as a percent of sales, offset by higher minimum wages and higher fixed management costs, as a percentage of sales, due to the de-leveraging related to the 0.1% decrease in comparable restaurant sales. Included in labor and benefits is approximately $606,000 and $511,000 related to our stock-based compensation plans for both the thirty-nine weeks ended September 30, 2008 and October 2, 2007, respectively. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

Occupancy and Operating Expenses. Occupancy and operating expenses increased by $13.8 million, or 30.9%, to $58.7 million during the thirty-nine weeks ended September 30, 2008, from $44.9 million during the comparable thirty-nine week period of 2007. The increase reflects additional operating and occupancy expenses related to 16 new restaurants opened since the thirty-nine weeks ended October 2, 2007. As a percentage of revenues, occupancy and operating expenses increased to 21.4% for the thirty-nine week period from 19.4% for the prior year comparable thirty-nine week period. This percentage increase is principally a result of absolute dollar increases for upgraded china, silverware, glassware and linen napkins in our restaurants; increased marketing costs as we increased the use of electronic and print media to support our new menu items, guest services and lunch specials; increased utility costs, coupled with de-leveraging of the fixed component of these expenses resulting from the 0.1% decrease in comparable restaurant sales.

General and Administrative Expenses. General and administrative expenses increased by $714,000, or 3.7%, to $20.1 million during the thirty-nine weeks ended September 30, 2008, from $19.4 million during the comparable thirty-nine week period of 2007. Included in general and administrative costs for the thirty-nine weeks ended September 30, 2008 and October 2, 2007 is $1.9 million and $1.7 million, respectively, of stock-based compensation expense in accordance with FAS 123(R). The increase in general and administrative costs is primarily due to planned investments in our restaurant management recruiting and training program to support the expected openings of as many as 15 new restaurants in 2008 and higher travel and lodging costs to support our growing base of restaurants. As a percentage of revenues, general and administrative expenses decreased to 7.3% for the current thirty-nine week period from 8.4% for the prior year comparable thirty-nine week period. This decrease is primarily due to leverage of the fixed component of these expenses over a higher revenue base coupled with reduced incentive compensation costs in the current year.

Depreciation and Amortization. Depreciation and amortization increased by $3.4 million, or 33.0%, to $13.7 million during the thirty-nine weeks ended September 30, 2008, from $10.3 million during the comparable thirty-nine week period of 2007. As a percentage of revenues, depreciation and amortization increased to 5.0% for the thirty-nine week period from 4.5% for the prior year comparable thirty-nine week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives, coupled with the de-leveraging of the fixed component of these expenses resulting from the 0.1% decrease in comparable restaurant sales for the thirty-nine week period ending September 30, 2008.

Restaurant Opening Expense. Restaurant opening expense increased by $836,000, or 16.1%, to $6.0 million during the thirty-nine weeks ended September 30, 2008, from $5.2 million during the comparable thirty-nine week period of 2007. This increase is primarily due to opening costs related to 12 restaurant openings and three restaurants in-progress during the thirty-nine weeks ended September 30, 2008, as compared to nine restaurant openings and four restaurants in-progress during the thirty-nine weeks ended October 2, 2007 coupled with higher travel and lodging costs related to openings in our new states.

Loss on Disposal of Assets. Loss on disposal of assets decreased to $351,000 during the comparable thirty-nine weeks ended September 30, 2008, from $2.0 million during the comparable thirty-nine week period of 2007, a decrease of $1.7 million. The current period’s loss on disposal of assets pertains to asset disposal costs related to selected restaurant remodels; whereas, for the same thirty-nine weeks of the prior year, the loss on disposal of assets of $2.0 million pertains to the disposal of certain assets from the implementation of certain strategic and growth initiatives related to our restaurant and brewing operations. As a result of those initiatives, we replaced our existing televisions with new flat panel, high definition televisions, and implemented a more contemporary china/silverware/glassware program in our restaurants. We also decommissioned four of our older, smaller and inefficient “legacy” breweries and shifted the related production to our new, larger and more efficient brewery in Reno, Nevada.

We currently believe that, over the long run, it will become more beneficial to increase the percentage of our proprietary beer that is brewed by large commercial brewers of craft beer due to the economies of scale that can be obtained from brewing beer in large quantities, as well as legal and licensing considerations in some states where we desire to open restaurants. As such, we expect to gradually increase our “contract brewing” relationships over the next several years. As a result of this expected increase in contract brewing, we intend to gradually rebalance our internal beer production activities and may decide to de-commission other internally-operated breweries, which may result in additional disposals of related assets in the future. See “Results of Operations – Cost of Sales” in this Form 10-Q. We may also remodel additional restaurants in the future that may also result in additional asset disposal costs.

Natural Disaster and Related Expense. The natural disaster and related expense costs of $446,000, for the thirty-nine weeks ended September 30, 2008, relates to property and facility damages from hurricanes Gustav and Ike in excess of our related insurance coverage.

Interest Income, Net. Net interest income decreased by $1.3 million or 49.7%, to $1.3 million during the thirty-nine weeks ended September 30, 2008, from $2.6 million during the comparable thirty-nine week period of 2007. This decrease is primarily due to the lower investment balances compared to the same period as last year.

Other Income, Net. Other income, net decreased to $281,000 during the comparable thirty-nine weeks ended September 30, 2008, from $371,000 during the comparable thirty-nine week period of 2007, a decrease of $90,000. This decrease is primarily due to the initial recognition of income from gift card breakage, which we began to recognize in the second quarter of 2007. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for the thirty-nine weeks ended September 30, 2008, was 27.9% compared to 32.3% for the comparable thirty-nine week period of 2007. The effective income tax rate for the thirty-nine weeks ended September 30, 2008, differs from the statutory income tax rate primarily due to anticipated FICA tip credits, the non-deductibility of incentive stock option compensation until the time of a disqualifying disposition and the tax exempt nature of our interest income from our investments.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	September 30, 2008	January 1, 2008
Cash and short-term investments	$2,851	$52,717
Net working capital (deficit)	($17,369)	$33,502
Current ratio	0.6:1.0	1.8:1.0
Non-current investments	$33,926	$—

	Thirty-Nine Weeks Ended
	September 30, 2008	October 2, 2007
Cash provided by operating activities	$36,367	$15,320
Capital expenditures	$60,235	$55,067

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations; and, to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger scale. In the past, we have obtained capital resources from our ongoing operations, public stock and warrant offerings, employee stock option exercises and construction contributions from our landlords. As an additional source of liquidity, we also have a $45 million credit facility in place, of which $7 million was drawn upon as of September 30, 2008.

Our capital requirements are principally related to our restaurant expansion plans. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective for 2008 is to achieve a 20% to 25% increase in total restaurant operating weeks from the development and opening of new restaurants. Our base of established restaurant operations is not yet large enough to generate enough cash provided by operating activities to totally fund our planned expansion indefinitely. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to raise additional financing we may have to reduce our restaurant expansion plans.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure landlord construction contributions (also known as tenant improvement allowances) to partially offset the cost of constructing the related restaurants. Generally, landlords recover the cost of such contributions from increased minimum rents. During fiscal 2008, we expect to receive approximately $15 million of landlord construction contributions. However, there can be no assurance such contributions will always continue to be available to support the construction of our future restaurants. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our restaurants, and we may determine at some future point to monetize those assets through a sale-leaseback or other financial transaction. The majority of our current restaurant locations have been free-standing buildings. However, in the future we intend to develop more in-line locations in shopping malls, lifestyle centers, office complexes, strip centers, entertainment centers and other real estate developments where greater amounts of landlord construction contributions are typically available to us. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the consolidated statements of cash flows, provided $36.4 million of net cash during the thirty-nine weeks ended September 30, 2008, representing a $21.1 million increase from the $15.3 million provided during the thirty-nine week period of 2007. The increase in cash from operating activities for the thirty-nine weeks ended September 30, 2008, in comparison to thirty-nine weeks ended October 2, 2007, is primarily due to a slight increase in net income combined with higher depreciation expense due to more restaurants, receipt of tenant improvement allowances from our landlords coupled with the timing of payments to vendors included in accounts payable and accrued expenses offset by increased deferred tax assets due to increased accruals such as deferred rent and workers compensation.

For the thirty-nine weeks ended September 30, 2008, total capital expenditures were $60.2 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $51.3 million. These expenditures were primarily related to the construction of our new restaurants in Cincinnati, Ohio; Louisville, Kentucky; Orlando, Florida; Indianapolis, Indiana; Baton Rouge, Louisiana; Torrance, Modesto and Chino Hills, California; Peoria, Arizona; San Antonio and Pearland (in the Houston Market), Texas; and, Tukwila, Washington which opened during the thirty-nine weeks ended September 30, 2008, as well as expenditures related to additional restaurants expected to open in the fourth quarter of 2008. In addition, total capital expenditures related to the maintenance of existing restaurants and expenditures for restaurant and corporate systems were $8.4 million and $0.5 million, respectively.

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

On October 17, 2007, we established a $25 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. The Line of Credit was increased to $45 million during the first quarter of 2008. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements. As of September 30, 2008, there were funded borrowings of $7 million outstanding under the Line of Credit and there were outstanding letters of credit totaling $2.9 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires a Fixed Charge Coverage Ratio. At September 30, 2008, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. While we have the Line of Credit in place and it can be currently drawn upon, in the event that global credit market conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

We currently plan to open as many as 15 new restaurants during fiscal 2008. As of November 5, 2008, 13 of those restaurants have already opened, and the remaining two restaurants are nearing completion of construction and expected to open before fiscal year end. Our capital requirements related to opening additional restaurants will continue to be significant. We currently anticipate our total capital expenditures for 2008, gross of any allowances we may receive from landlords, to be $70 million to $75 million related to the construction of new restaurants, the reinvestment in some of our older restaurants as well as normal maintenance capital expenditures and the investment in toolsets and infrastructure. We expect to fund our expected capital expenditures for 2008 with current cash and investment balances, cash provided by operating activities, landlord contributions and our Line of Credit. During fiscal 2008, we are currently expecting to obtain approximately $15 million of landlord construction contributions. Our future capital expenditure requirements will depend on many factors, including the pace of expansion, real estate markets, construction costs, the specific sites selected for new restaurants, the nature of the lease and associated financing arrangements negotiated with landlords, the availability of capital and the extent of any programs we may initiate to re-image and remodel certain of our older restaurants.

Many retailers and restaurant companies are reducing their short-term expansion plans in light of the current economic slowdown in the United States. Many retail project developers are also postponing or canceling their planned projects, including planned new “lifestyle” centers and additions/upgrades to existing retail projects. Although this slowdown may not necessarily reduce the absolute number of sites available to us over the longer term, it will impact the timing of our shorter-term decisions to move forward with the development of certain sites based on (1) the ability of developers to physically deliver sites to us in a timely manner, and (2) the ability of developers to timely deliver the co-tenants that we require in the retail projects in which we desire to open. Having the right mix of co-tenants with us in a retail project is critically important to our success, as it is to most retailers and restaurants, because of the synergies that are collectively generated in terms of overall customer traffic and energy for the project. We generally attempt to avoid opening new restaurants in retail projects that are having difficulty in locating a sufficient number of anchor tenants, or that might open with less than half of their total project leased. In addition to the co-tenancy factor, there are some other retail projects for which we are interested in opening new restaurants that have been postponed in their entirety. As a result, we currently anticipate increasing our restaurant weeks for 2009 in the range of 15% to 18% compared to an expected increase in the range of 20% to 25% for 2008. We are currently evaluating the potential number of new restaurant openings for 2009 and expect to make this determination before the end of 2008. However, we currently expect to open a lesser number of new restaurants during 2009 than we will open during 2008. This decrease in new restaurant development for 2009 will reduce our capital expenditures for 2009 and may bring us closer to supporting our restaurant growth from cash flows from operating activities and landlord contributions for that year.

As of September 30, 2008, our investments consisted of auction rate securities (“ARS”) with a par or face value of $35.3 million. These auction rate securities, AAA rated when purchased, are long-term debt obligations secured by student loans, which loans are 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). The recent uncertainties in the credit markets have affected our holdings in these ARS investments, since auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments, these investments are not currently trading and, therefore, do not currently have a readily determinable market value. In accordance with FAS 157, we estimated the fair value of our auction rate securities investments using valuation models and methodologies provided by a third party. Based on these valuation models and methodologies, during the third quarter of fiscal year 2008, we recognized a temporary unrealized gain in the fair value of our ARS investments of approximately $631,000, bringing our net unrealized loss to approximately $1.4 million as of September 30, 2008. In accordance with FAS 115, a temporary change in fair value results in an unrealized holding gain or loss being recorded in the “other comprehensive income (loss)” component of shareholders’ equity. Such an unrealized holding gain or loss does not affect net income for the applicable accounting period. Due to the current illiquidity of these investments and the uncertainty regarding the auction rate securities market, we have also reclassified these investments to non-current investments for the current reporting period at fair value. Although we received a partial redemption, at par, of certain ARS investments during the current quarter, we currently anticipate holding the remaining ARS investments until a recovery of the auction process or until maturity. We will continue to monitor the auction rate securities market and the liquidity and value of the securities we hold. Additional adjustments to the fair value may be required from quarter to quarter to reflect changes in market conditions. See Notes 1 and 2 in Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 above.

We have filed an arbitration claim against the broker-dealer relating to investments in auction rate securities made on our behalf. See Part II, Item 1. - “Legal Proceedings” of this Form 10-Q for additional details regarding this claim.

We currently believe that our projected cash flow from operations, cash balances on hand, agreed-upon landlord construction contributions and our $45 million credit facility, should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities through at least fiscal 2009. We currently believe that the current lack of liquidity of our auction rate securities investments will not have a material impact on our ability to fund our operations or continue our expansion through at least 2009. However, if current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital are obtained. Our base of established restaurant operations is not yet large enough to generate enough cash provided by operating activities to totally fund our planned expansion indefinitely. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to raise additional financing we may have to reduce our restaurant expansion plans.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 30, 2008, we are not involved in any off-balance sheet arrangements.

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

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations and adverse weather. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher sales volume periods than other periods of the year. Over the past 18 months we have opened restaurants in Texas, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana, Arizona and Washington and accordingly, these restaurants will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those states. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Additionally, the state of California (where 42 of our current 80 restaurants are located as of November 5, 2008) can experience earthquakes, wildfires, windstorms and other naturally-occurring conditions that can impact our restaurant operations in that state. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment in total as well as on a restaurant by restaurant basis. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of September 30, 2008, no other than temporary impairment indicators have been identified.

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

As of January 3, 2007, we adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not result in an adjustment to opening retained earnings. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, unrecognized tax benefits recorded was approximately $105,000.

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

Beginning in 2008, we also began issuing RSUs as a component of the annual equity grant award to officers and other employees. Under our 2005 Equity Incentive Plan we have issued approximately 438,000 RSUs as of September 30, 2008. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. RSUs generally cliff vest 100% after five years for GSSOP participants, and generally vest at 20% per year for other RSU grantees.

We account for these plans under the fair value recognition provisions of FAS 123(R) using the modified-prospective-transition method. Compensation expense recognized in the thirty-nine weeks ended September 30, 2008 and October 2, 2007 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of FAS 123 (R)), based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). FAS 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. FAS 123(R) requires the cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the thirty-nine weeks ended September 30, 2008, the average interest rate earned on cash and cash equivalents and investments was approximately 4.2%. As of September 30, 2008, our investment portfolio consisted of investment-grade auction rate securities with a par or face value of approximately $35.3 million currently classified as non-current investments. These auction rate securities, AAA rated when purchased, are long-term debt obligations secured by student loans, which are generally 97% guaranteed by the U.S. Government under the FFELP. In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals up to 35 days. The final maturity dates of these auction rate securities are between 2020 and 2047. The recent uncertainties in the credit markets have affected our holdings in auction rate securities investments, since auctions for these securities have failed to settle on their respective settlement dates. While we continue to earn interest on our auction rate securities investments, these investments are not currently trading and, therefore, do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities investments no longer approximates par or face value and although we recognized a temporary unrealized gain of $631,000 in the fair value of our auction rate securities investments during the current quarter, we have a net unrealized loss of approximately $1.4 million as of September 30, 2008.

The fair market value of these securities is subject to further interest rate risk and could decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of September 30, 2008, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future. Additionally, the current illiquidity of our investments in auction rate securities and the uncertainty regarding the auction rate securities market has caused us to reclassify our investments in those securities to non-current assets, and there can be no guarantee that the markets supporting these investments will recover in the near future. If current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital can be obtained. While we have a $45 million credit facility in place, in the event that global credit market or general economic conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur. See Notes 1 and 2 in Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 above.

We purchase food and other commodities for use in our operations, based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. During 2009, it may not be possible for us to enter into as many fixed-price contracts for the entire year for many of our food commodity requirements due to the recent volatility in the worldwide markets for such commodities. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

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

The following paragraphs describe certain legal actions now pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California Superior Court, Case Number BC310146, and on March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. On March 2, 2008, and on March 19, 2008, one of Plaintiff’s attorneys filed a notice with the California Labor and Workforce Development Agency, alleging failure to keep adequate pay records and to pay Plaintiff minimum wage. To our knowledge, the Agency has not responded to either of these notices. The parties met for mediation and plan to meet again for mediation on a non-binding basis. The outcome of this matter cannot be ascertained at this time.

On February 16, 2006, a former employee filed a lawsuit in Orange County, California, Superior Court, Case Number 06CC00030, on behalf of herself and allegedly other employees, for alleged failure to provide rest periods and meal periods and violation of California Business and Professions Code Section 17200. We have answered the complaint, denying the allegations and raising various additional defenses. Discovery in this case has begun. The parties met for mediation and have had further discussions on a non-binding basis. In May 2008, the parties agreed to settle this matter subject to final approval from the court. The terms of this proposed settlement are not considered by us to be material to our consolidated financial position.

Other Matters

On June 12, 2008, we filed an arbitration claim with the Financial Industry Regulatory Authority (FINRA) against the broker-dealer asserting various claims relating to investments in auction rate securities made on our behalf including, among others, claims for breach of contract, fraud, breach of fiduciary and other duties, and violations of securities laws and regulations. The broker-dealer has denied the allegations. The date for the arbitration hearing has not been set and no arbitrators have yet been selected. We believe the arbitration hearing will be held in Los Angeles, California during 2009.

Item 1A.	RISK FACTORS

A discussion of the significant risks associated with investments in our securities are set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2008. Except as indicated below, there have been no material changes in the risks related to us from those disclosed in such Annual Report. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

The following are certain additional and/or modified risks factors associated with investments in our securities which supplement the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2008:

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

In order to achieve our projected rate of new restaurant growth, we must identify suitable restaurant locations and successfully negotiate and finalize the terms of restaurant leases at a number of these locations. Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or these lease negotiations. Delays encountered in negotiating, or our inability to finalize to our satisfaction, the terms of a restaurant lease may delay our actual rate of new restaurant growth and cause a significant variance from our projected growth rate. In addition, our scheduled rate of new restaurant openings may be adversely affected by other factors, some of which are beyond our control, including the following:

•	the availability and cost of suitable restaurant locations for development;

•	our ability to compete successfully for suitable restaurant locations;

•	the availability of adequate financing as well as our ability to timely liquidate our investments in auction rate securities;

•	the timing of delivery of leased premises from our landlords so we can commence our build-out construction activities;

•	construction and development costs;

•	any labor shortages or disputes experienced by our landlords or outside contractors;

•	any unforeseen engineering or environmental problems with the leased premises;

•	our ability to hire, train and retain additional management and restaurant personnel;

•	our ability to secure governmental approvals and permits, including liquor licenses;

•	our ability to successfully promote our new restaurants and compete in the markets in which our new restaurants are located;

•	our continued development and implementation of management information systems;

•	weather conditions or natural disasters; and

•	general economic conditions.

Disruptions in the global credit markets and general economic conditions may adversely affect our investments in auction rate securities and increase the cost of capital or restrain our access to the capital necessary to fund our growth.

Our expansion plans depend, among other things, on our ability to secure adequate sources of capital to finance the development of new restaurants. Recent disruptions in global credit markets and general economic conditions have eliminated or reduced the availability of many sources of capital. Additionally, the current economic slowdown in the United States has impacted the amount of our net cash flow from our existing base of restaurants, which is also an important source of capital for our new restaurant development program. While we currently believe that we will have adequate capital resources to finance our current expansion plans through 2009, continued disruptions in the credit markets and/or continued deterioration in general economic conditions may have an adverse effect on our ability to access the capital necessary for us to meet our expansion plans which would have an adverse impact on our growth.

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

BJ’S RESTAURANTS, INC.
(Registrant)

November 5, 2008	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chairman, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer)