Form 10-K
period 2008-12-30
BJs RESTAURANTS INC
filed 2009-03-13
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, July 1, 2008, was $211,856,313, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of March 6, 2009, 26,733,147 shares of the common stock of the Registrant were outstanding.

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

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This Form 10-K contains forward-looking statements and information that are based on the current beliefs of our management as well as assumptions made by and information currently available to us. When we use the words “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions in this Form 10-K, as they relate to us or our management, we are intending to identify forward-looking statements. These statements reflect our current views with respect to expected future plans, initiatives, operating conditions and other potential events and are subject to certain risks, uncertainties and assumptions.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from forward-looking statements described in this document. These forward-looking statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;

•	the rate and scope of our planned future restaurant development;

•	anticipated dates on which we will commence or complete development of new restaurants;

•	expectations as to the timing and success of the planned expansion of our contract brewing strategy;

•	expectations for consumer spending on casual dining restaurant occasions in general;

•	expectations as to the availability and costs of key commodities used in our restaurants and brewing operations;

•	expectations as to our menu price increases and their effect, if any, on our revenues and results of operations;

•	expectations as to our capital requirements, line of credit availability and our ability to liquidate our investments in auction rate securities in an orderly manner;

•	expectations as to our future revenues, operating costs and expenses, and capital requirements; and,

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Significant factors that could prevent us from achieving our stated goals include, but are not limited to:

•	Continued deterioration in general economic conditions affect consumer spending an may adversely affect our revenues, operating results and liquidity.

•	If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.

•

Our ability to open new restaurants on schedule in accordance with our projected growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

•	Access to sources of capital and our ability to raise capital in the future may be limited, which could adversely affect our business.

•

Continued deterioration in general economic conditions could have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.

•

Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated sales and financial results, including a potential impairment of the long-lived assets of certain restaurants.

•	Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

•	Our decision to reduce openings or accelerate the pace of openings may positively or adversely affect our comparative financial performance.

•	Our future operating results may fluctuate significantly due to our relatively small number of existing restaurants and the expenses required to open new restaurants.

•

A significant number of our restaurants are concentrated in California and other Western states, which makes us particularly sensitive to economic, regulatory, weather and other conditions in those states.

•	Our operations are susceptible to changes in our food and supply costs, which could adversely affect our profitability.

•	Our increasing dependence on contract brewers could have an adverse effect on our operations if they cease to supply us with our proprietary beer.

•

Other government laws and regulations affecting the operation of our restaurants, particularly those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, could increase our operating costs and restrict our growth.

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

The risks described in this Annual Report on Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known by us or that are currently deemed by us to be immaterial. However, they may ultimately manifest themselves and thereby have a material adverse affect on our business, financial condition and/or operating results. Although we believe that the assumptions underlying forward-looking statements are reasonable on the dates they are made, any of the assumptions could be incorrect, and there can be no guarantee or assurance that forward-looking statements will ultimately prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under “ITEM 1A. RISK FACTORS.”

ASSUMPTIONS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended December 30, 2008, January 1, 2008, January 2, 2007, January 3, 2006 and January 2, 2005, are referred to as fiscal years 2008, 2007, 2006, 2005, and 2004, respectively. Our fiscal year consists of 52 or 53 weeks. In fiscal 2005, we changed our year end to the Tuesday closest to December 31, from the Sunday closest to December 31. As such, fiscal 2005 included 52 weeks and two days. Fiscal 2004 included 53 weeks. All other years were 52 weeks. All prior quarters consisted of 13 weeks except for the third quarter of fiscal 2005, which consisted of 13 weeks and two days, and the fourth quarter of fiscal 2004 which consisted of 14 weeks.

ITEM 1.	BUSINESS

GENERAL

BJ’s Restaurants, Inc. owned and operated 82 restaurants at the end of fiscal 2008, located in California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington. A licensee also operates one restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery ® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse ® which receives the beer it sells from one of our breweries or an approved third-party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill ® which is a smaller format, full service restaurant with a more limited menu than our other restaurants. Our menu features our BJ’s ® award-winning, signature deep-dish pizza, our own handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie ® dessert. Several of our BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary handcrafted beers are produced for many of our restaurants.

The first BJ’s restaurant was opened in 1978 in Orange County, California and centered on bringing the unique flavor of deep-dish pizza to California. The Company acquired the original BJ’s restaurants in 1995 from the original owners. Our initial public offering of common stock occurred in 1996. Over the years we expanded the BJ’s concept from its beginnings as a small pizzeria to a full service, high energy casual dining restaurant with over 100 menu items, including appetizers, specialty salads, soups, pastas, sandwiches, entrees and desserts. In 1996, we introduced our own handcrafted beers through our first BJ’s Restaurant & Brewery in Brea, California. Since that time, we have opened additional BJ’s Restaurants & Breweries where our handcrafted beers are manufactured for sale in many of our restaurants. The differentiated, high-quality, handcrafted beers have added a unique dimension to the BJ’s concept which further distinguishes BJ’s from many other restaurant concepts and compliments our signature pizza and many of our other menu items. Over the years, our renowned beers have earned 25 medals at the Great American Beer Festival, including two Gold medals in 2008.

The casual dining segment of the restaurant industry is a large, highly fragmented segment with estimated annual sales of approximately $87 billion during 2008, a decrease of approximately 2% compared to 2007. According to some industry analysts and observers, the annual rate of sales growth for the segment has been gradually decreasing since 2004 as a result of increased competition from more innovative quick-service and “fast casual” restaurant concepts and other food-away-from-home retailers, as well as a leveling off of certain favorable demographic trends (the number of two wage-earner households, etc.). We believe that, in addition to these factors, the segment has suffered from low levels of innovation and a general reduction in the overall quality and differentiation of many of the larger, more mature casual dining chains that collectively operate several thousand “commoditized” restaurants. We believe that the BJ’s restaurant concept offers consumers a higher quality, more contemporary and approachable “casual-plus” dining experience with higher energy and relevance for about the same amount of money. Accordingly, our primary business objective is to continue our national expansion program and attempt to capture additional market share in the segment over time.

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

Our signature menu offering is our deep-dish pizza, which has been highly acclaimed since it was originally developed in 1978. Approximately 17% of our total restaurant sales in 2008 consisted of deep-dish pizza. Our unique version of deep-dish pizza is unusually light, with a crispy, flavorful, bakery-type crust, which we believe has a broader appeal than many other versions of deep-dish pizza. Our pizza is topped with high-quality meats, fresh vegetables and a blend of five cheeses. In the past, BJ’s pizza has been awarded “best pizza” honors by restaurant critics and public opinion polls in Orange County, California, where the BJ’s concept originated.

In addition to our deep-dish pizza, we have a broad menu with approximately 100 items featuring appetizers, specialty salads, soups, pastas, sandwiches, entrees and desserts. Examples of our other menu offerings include Santa Fe Spring Rolls, BBQ Chicken Chopped Salad, Blackened New York Steak, Cajun Pasta, Halibut Fish Tacos, Balsamic Glazed Chicken and our famous BJ’s Pizookie ® dessert. All of our menu items are prepared to order using high-quality ingredients. This broad menu is an important factor in our differentiation from the other casual dining competitors. Our entrees generally range in price from $8.50 to $19.95. We also offer a daily lunch menu with lunch specials beginning at $5.95. We estimate that our average guest check in 2008 was approximately $12.15. Our extensive menu and moderate pricing allow BJ’s to appeal to a variety of guests and dining occasions, including everyday lunch and dinner, special occasions, and late night business. We believe these competitive attributes have been a significant factor in achieving a comparable restaurant sales decrease of only 0.3% for the fiscal year ended 2008 in light of the slowing national economy and the associated weakening in consumer demand for casual dining. Our comparable restaurant sales increased 6.2% and 5.8% during fiscal 2007 and 2006, respectively.

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

All of our restaurants feature our award-winning, handcrafted beers, which we believe not only differentiate us from many other restaurant concepts, but enhance our desire to provide quality and uniqueness to our guests in everything we do. Approximately 11% of our total restaurant sales in 2008 consisted of our proprietary handcrafted beers. Generally, we offer seven standard beers along with a rotating selection of seasonal handcrafted specialty beers. We also offer “guest” domestic and imported craft beers on our draft beer taps, as well as a wide selection of bottled Belgian beers. During 2008, the majority of our beers were produced at our in-house breweries located in our BJ’s Restaurant & Brewery locations, and then distributed to our other locations in a “hub and spoke” fashion. We also have contract brewing arrangements with qualified, third-party craft brewers to produce our handcrafted beers under our proprietary recipes. During 2008, our in-house breweries produced approximately 33,000 barrels of beer, and contract brewers produced approximately 13,000 barrels of beer for distribution to our restaurants. A barrel of beer is approximately equivalent to two retail

“kegs” of beer. Going forward, we intend to gradually shift the majority of our beer production to contract brewers. We also offer a selection of popular wines and spirits for sale in our restaurants. Alcoholic beverages, including our handcrafted beers, represented approximately 22% of our total restaurant sales in 2008.

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

The general manager of each restaurant reports to a regional or area director, who generally supervises five to seven restaurants and in turn, reports to a regional vice president. Our regional vice presidents report to the Senior Vice President of Restaurant Operations, who is in charge of the day-to-day operations within our restaurants. Our Senior Vice President of Restaurant Operations reports to our Executive Vice President and Chief Restaurant Operations Officer who oversees all aspects of restaurant operations including kitchen operations, restaurant facility management, new restaurant openings and the roll out of key operational initiatives. We currently have 14 regional or area directors and three regional vice presidents. In addition, each regional vice president has two regional kitchen operations managers who help educate, coach and develop the kitchen personnel in their respective restaurants. We also have a Vice President of Kitchen Operations who maintains company-wide standards for food quality, food waste and yields, kitchen operations, sanitation, and who also supervises the execution of all menu changes in our restaurants. We prepare detailed weekly and monthly operating budgets or forecasts for each restaurant and compare our actual results to the budgets or forecasts. We also measure the productivity and efficiency of our restaurant operations using a variety of qualitative and quantitative statistical indicators such as kitchen ticket times, actual versus theoretical food waste, labor hours worked per 100 guests served, controllable operating costs incurred per guest served and other activity measures.

Excluding our BJ’s Pizza and Grill restaurants, our typical restaurant hours of operations are generally from 11:00 am to 12:00 am Sunday through Thursday and 11:00 am to 1:00 am Friday and Saturday. Several of our shopping-mall based restaurants open at 10:00 am Saturdays and Sundays. Our restaurants are typically open every day of the year except for Thanksgiving and Christmas. Most of our restaurants currently offer either in-house or third-party delivery service. Additionally, all restaurants offer on-line ordering for guest pick-up.

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

In order to maintain our high standards, all new restaurant hourly staff members undergo formal training from certified trainers at each restaurant. Our certified trainers oversee the training by position for each new hourly employee and are also utilized to support our new restaurant openings. Our hourly staff goes through a series of in-depth interactive and automated training for their respective positions. New restaurant managers are required to successfully complete a comprehensive training program dedicated to all aspects of the operation of our restaurants including both restauranteuring and restaurant business-related topics. Our restaurant management training program is closely monitored by our regional trainers and our home office talent development professionals. We continuously review our training curriculum for our hourly team members, new managers and our existing restaurant managers. As a result of this review, beginning in 2009 we have increased our 10-week management training program by one additional week. We also plan to introduce new continuing professional education for both our hourly and management team members. Approximately 140 new restaurant managers joined our Company during fiscal 2008, and we currently anticipate a requirement for approximately 175 additional managers during fiscal 2009.

Our future growth and success is highly dependent upon our ability to attract, develop and retain qualified restaurant management and hourly employees to correctly and consistently operate our restaurants. We attempt to accomplish this by providing our employees with opportunities for increased responsibilities and advancement as well as performance-driven incentives based on both financial and guest satisfaction metrics. We also support our employees by offering what we believe to be competitive wages and, for eligible employees, competitive fringe benefits (including a 401(k) plan with a company match, medical insurance and dining discounts). Additionally, since 2007, all of our general managers, executive kitchen managers, regional kitchen operations managers, area and regional directors and certain brewery personnel are eligible to be selected to participate in our Gold Standard Stock Ownership Program under our 2005 Equity Incentive Plan. This program is intended to be a long-term wealth building program based on awards of restricted stock units of the Company and is dependent on the participant’s extended service with us in their respective positions and their achievement of certain agreed upon performance objectives during that service period (generally 5 years).

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

Our BJ’s Restaurant & Brewhouse format (which receives the beer it sells from one of our BJ’s Restaurant & Brewery locations or an approved contract brewer) is currently expected to represent the vast majority of our planned new restaurant growth for the foreseeable future. We may also open new BJ’s Restaurant & Brewery formats if operating an on-site brewery is the only legally permissible way to offer our handcrafted beer in certain highly-desirable locations. We may also consider opening smaller-format BJ’s Pizza and Grill formats as fill-in locations in certain densely-populated, urban trade areas where a larger-format location could not be obtained.

We desire to obtain high-quality, high-profile locations for our “casual plus” restaurants, which we believe have the ability to draw guests from a much larger area than most casual dining chain restaurants. The sizes of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, retail traffic generators and geography. We believe the locations of our restaurants are critical to our long-term success. Accordingly, we devote significant time and resources to analyzing each prospective site. Since BJ’s has proven that it can be successful in a variety of locations (urban or suburban shopping malls, retail strip centers, lifestyle centers, and entertainment centers—either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. In general, we currently prefer to open our restaurants at high-profile sites in mature trade areas with dense populations. It is not our intention to open new restaurants in locations that compete for significant numbers of customers with our existing restaurants. However, as with most growing retail and restaurant chain operations, there can be no assurance that sales transfers or “cannibalization” among our locations will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets to maximize our competitive position and financial performance in each market.

As a result of our successful restaurant openings in Kentucky, Indiana, Louisiana and Washington during fiscal 2008, coupled with our successful openings in California, Texas, Florida and other markets over the past few years, we believe that the viability of the BJ’s restaurant concept has been successfully demonstrated in a variety of site layouts, trade areas and markets. Accordingly, we intend to continue developing BJ’s restaurants in high- quality, high-profile locations within mature, densely populated trade areas in both existing and new markets. There are a number of risk factors associated with opening new restaurants, including those identified under “Risk Factors” in Part I, Section 1A of this Annual Report on Form 10-K.

During fiscal 2008, we opened 15 new restaurants and thereby successfully achieved our goal to increase our total restaurant operating weeks by approximately 22% during the year. However, due to the current national economic slowdown, many new retail projects have been delayed or cancelled due to the inability of many developers to secure sufficient financing or obtain enough satisfactory retail and restaurant tenants for their projects. As a result, we have reduced the rate of our planned expansion to 9 to 11 restaurants for fiscal 2009, and we have targeted a 15% to 16% increase in total restaurant operating weeks for the upcoming year. Based on information currently available, we expect to open as many as two restaurants during the first quarter of 2009; none during the second quarter; as many as four to five restaurants during the third quarter; and, as many as three to four restaurants during the fourth quarter. However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control, including those identified under “Risk Factors” in Part I, Section 1A of this Annual Report on Form 10-K.

We have signed leases or letters of intent for all of our 2009 potential restaurant openings. As of March 6, 2009, the following table sets forth information with respect to future restaurant locations that we expect to open in fiscal 2009 and beyond for which leases have been signed:

Future Restaurants with Signed Leases

Gainesville, Florida
Henderson, Nevada
Dallas, Texas
Carlsbad, California
Downey, California

We are currently negotiating additional leases for potential future locations that could open during fiscal 2009 and 2010. From time to time, we will evaluate opportunities to acquire and convert other restaurant locations to a BJ’s restaurant. However, we currently have no binding commitments (other than the signed leases set forth in the table above) or agreements to acquire or convert any other restaurant locations to our concepts.

We typically lease our locations for primary periods of 15 to 20 years. Our restaurants can either be freestanding or in-line, and we may utilize both ground leases and build-to-suit leases. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We generally are also responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out our leased premises. We may also expend cash for permanent structural additions that we make to leased premises. We also expend cash for restaurant preopening costs. At times, we may have some of our costs to open a restaurant effectively reimbursed to us by our landlords in the form of tenant improvement allowance incentives pursuant to agreed-upon terms in our leases. If obtained, these allowances usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. However, there can be no assurance that such allowances will be available for every potential location that we seek to develop into a new restaurant. Generally, a landlord will charge us additional rent for any allowances provided to us in this regard. We may also purchase properties if they become available.

TARGETED NEW RESTAURANT ECONOMICS

On average, we target a blended 1-to-1 sales-to-total investment ratio at maturity for each group of new restaurants to be opened each year, which includes both our invested capital and the landlord’s invested capital (based on a capitalized value of the minimum rents to be paid to the landlord). On average, we target a blended 30% return on our invested capital and a blended 25% return on total invested capital for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations. Maturation periods vary from restaurant to restaurant, but generally range from two to four years. We generally target our new restaurants to achieve average annual sales at maturity of $4.5 million to $5.5 million, and we generally target an average “four wall” operating cash flow margin in the 20% range at maturity, after all occupancy expenses. Not all new restaurants are expected to achieve our average return-on-investment targets. Some may be targeted to achieve higher returns and some may be targeted to achieve lower returns based on factors specific to each restaurant location. These factors include: the level of overall consumer and market awareness for our brand, the specific occupancy structure and capital expenditure requirements, the availability and amount of tenant improvement allowances and the expected operating cost structure in the trade area (minimum hourly wages, local cost of fresh commodities such as produce, etc.). Our current BJ’s Restaurant and Brewhouse freestanding locations average approximately 8,500 productive square feet, and we generally target average annual sales per productive square foot to be in the range of $500 to $650. During 2008, our restaurants that were open for the entire year achieved sales greater than $600 per productive square foot on average. Our investment costs for new restaurants vary significantly depending on a number of factors including, but not limited to: their absolute sizes, layouts (custom or prototype), type of construction labor (union or non-union), local permitting requirements, the scope of any required site work, the cost of liquor and other licenses and hook-up fees, geographical location and brand type (brewery compared to brewhouse). In general, our cash outlay for site improvements, leasehold improvements and furniture, fixtures and equipment, excluding any tenant improvement allowances we may receive from landlords, currently averages approximately $500 per square foot. We typically seek tenant improvement allowances that currently average approximately $125 per square foot. The aforementioned return-on-investment targets for our restaurant operations do not consider field supervision and corporate support expenses, exclude non-cash items such as depreciation expense, exclude income taxes, and do not represent a targeted return on an investment in our common stock. Additionally, actual performance of any new restaurant location will usually differ from its originally targeted performance due to a variety of factors, many of which are outside of our control. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of certain risks relating to the development and operation of our restaurants.

It is common in the casual dining industry for many new locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” sales period usually results from the energy and excitement generated by restaurant openings in new lifestyle centers or retail projects that generate unusually high consumer traffic during grand openings. During the several months following the opening of new restaurants, consumer traffic and sales volumes will gradually adjust downward to their expected, more predictable and sustainable run-rate levels. In fact, it may take 12 to 24 months for a new restaurant’s sales to eventually settle in at a more predictable and sustainable run-rate level. Every restaurant has its own individual opening sales pattern, and this pattern is difficult to predict. For example, many BJ’s restaurant openings in our “home” state of California often experience “honeymoon” sales periods where sales may initially be 20% to 40% higher than their expected run-rate level. On the other hand, BJ’s restaurant openings in other states, where the BJ’s concept is not that well known, can often experience a “reverse honeymoon” sales period, where initial sales may be 10% to 20% less than where we expect their run-rate level to ultimately settle. Additionally, all of our new restaurants usually require several months, after opening, to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with more complex casual dining restaurants. As a result, a significant number of restaurant openings in any single fiscal quarter, along with their associated opening expenses, could have a significant impact on our consolidated results of operations for that period. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of results expected for any other fiscal quarter nor for a full fiscal year.

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

Our preopening expense for a prototypical BJ’s Restaurant & Brewhouse location in an established market averages approximately $500,000. Preopening expenses could be higher for non-prototypical “custom footprint” restaurants and for those restaurants initial entry into new markets. We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred.

BREWERY OPERATIONS

Sales of our proprietary recipe, handcrafted beers represented approximately 11% of our total restaurant sales during fiscal 2008. On average, each of our large-format restaurants utilizes approximately 650 barrels of proprietary beer per year. Our internal brewery operations originated in 1996 with the opening of the first large format BJ’s Restaurant & Brewery location in Brea, California, which included our first on-site brewery. The Brea BJ’s Restaurant & Brewery serviced not only that restaurant, but also several other California restaurants, using a “hub and spoke” production and distribution model that is legally permitted in California. Over the years we gradually increased the number of our on-site breweries, and we also developed relationships with smaller-scale contract brewers to produce our beer in Texas and other jurisdictions where the “hub and spoke” model was not legally permitted. In 2008, our breweries produced approximately 33,000 barrels of beer, and contract brewers produced approximately 13,000 barrels of beer. Our on-site breweries are typically staffed with a chief brewer and an assistant brewer, which report to a regional brewmaster. Production planning and quality control are monitored by our corporate brewery operations department which is led by a Senior Vice President of Brewing Operations. Additionally, our on-site breweries periodically send out samples of each batch of BJ’s beer to an independent laboratory for quality control testing purposes.

The continued growth of the Company’s restaurant locations has resulted in the increased requirement for our proprietary handcrafted beer. As a result of that growing requirement, beginning in 2008 we were able to begin to access the services of larger-scale contract brewers with greater economies of scale and quality control capabilities. We currently believe that larger-scale contract brewing under our indirect supervision represents the optimal production method for our higher-volume handcrafted beers as we continue the expansion of our restaurants nationally. We estimate our total proprietary beer requirement to be approximately 55,000 barrels for fiscal 2009, with as much as 55% of that requirement expected to be produced by contract brewers. Over time, we also believe that the average production cost per barrel of beer can be gradually reduced as a result of large-scale contract brewing. However, freight costs from our current contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and therefore obtain increased leverage within our beer distribution network. Provided that these relationships prove to be satisfactory, we intend to continue to gradually expand our contract brewing capabilities during the next few years. As a result, we will gradually rebalance our remaining internal beer production activities to focus on our specialty and seasonal beers. As part of this rebalancing effort, we may elect to decommission additional internal breweries, which may result in the disposal of brewery related assets. We will continue to evaluate the benefits of internal brewing versus contract brewing and consider factors such as availability of adequate production capacity, brewery quality control procedures, federal and state laws, consistency of corporate and brand strategy, and the operating and capital costs associated with contract brewing versus the costs of brewery ownership.

MARKETING

We have historically relied on high profile locations, operational excellence, media interest and “word of mouth” to attract and retain restaurant guests instead of extensive use of media advertising or discounting. Accordingly, our marketing activities have historically been focused on community-based promotions and customer referrals. Our fundamental marketing philosophy has historically been to “spend our marketing dollars on the plate” or use resources that would typically be allocated to external marketing programs to provide better quality food, service and facilities to our guests. We believe this is the most effective method over the long run to protect and enhance our guest visit frequency. While we intend to maintain these historical philosophies to the maximum extent possible, we also recognize that we have to prudently respond from time to time to changes in the operating environment for consumer spending on casual dining occasions. Accordingly, due to the current difficult operating environment for consumer spending and casual dining occasions in general, we increased the amount of external print and internet-based media during 2008 to maintain BJ’s top-of-mind awareness with consumers and to promote BJ’s new menu offerings and guest services. We intend to continue this incremental resource allocation during fiscal 2009. We may also utilize special reduced-price offers for certain restaurants in certain trade areas from time to time to stimulate guest trial and frequency. However, we do not currently anticipate that such offers would be used extensively on a longer-term basis. The Company’s total marketing-related expenditures are currently not expected to exceed 1.0% to 1.5% of sales during fiscal 2009. However, due to the current operating conditions for casual dining restaurants, in general, we may decide to increase our marketing expenditures beyond our current expectations. We also focus on the support of local community and charitable causes, providing food and other resources for many worthwhile charitable events. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which supports the Cystic Fibrosis Foundation (“CFF”) by donating a portion of our Pizookie sales to CFF. In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training programs and our sponsorship of the BJ’s Restaurants Foundation (“Foundation”). As a collective result of these programs combined with programs administered by the Foundation, we donated $567,000, $620,000 and $400,000 to CFF for during fiscal 2008, 2007 and 2006, respectively.

INFORMATION SYSTEMS

We utilize an integrated information system to manage the flow of information within each restaurant and between the restaurants and our home office. These systems include a point-of-sale local area network, an automated kitchen display system (“KDS”), a web-based labor scheduling and productivity analyzer system, a theoretical food cost system and an automated front desk table management system. Our point-of-sale system is used to record sales transactions and send the menu orders to our kitchen. Additionally, the point-of-sale system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information and to produce a variety of management reports. Our KDS is integrated into our point-of-sale system and automates the timing of the firing of different food items on the cook line. Additionally, our web-based labor scheduler and productivity analyzer automates the labor scheduling for the managers and employees and produces a number of different productivity reports for our management team. Our theoretical food cost system allows us to better measure our product yields and waste in our kitchens, and our automated front desk table management system helps us to better optimize the overall seating efficiencies and “table turns” in our restaurants. Many of our systems provide information to our home office and our field supervision organization on a daily basis, which enables our senior management to monitor certain metrics of our business on a daily, weekly and monthly basis.

During 2008, we continued to enhance both our restaurant information systems and our home office information systems by rolling out and promoting our enhanced “curbside to-go” program that features on-line ordering, improved packaging, car-side cashiering and our “call-ahead” seating program for the convenience of our guests which is managed within our automated table management system. We believe that well-deployed technology can provide us with a competitive advantage and allows us to operate our restaurants with a “quality fast” mentality. Therefore, we will continue to invest in new technologies that have the ability to help us build sales and become more productive and efficient in our execution. In 2009, we expect to roll out a new theoretical beverage cost system and also introduce an automated daily prep list program to further reduce inventory shrinkage and waste. Additionally, in 2009, we plan to enhance our statistical and activity based reporting from our various restaurant systems.

SUPPLY CHAIN MANAGEMENT

Our supply chain department is responsible for the selection and procurement of all of our food ingredients, beverages, products and supplies for our restaurants and brewery operations. This department, in conjunction with our brewery operations department, also manages our contract brewing arrangements. We seek to obtain the highest quality ingredients, products and supplies from reliable sources at competitive prices. We continually research and evaluate various food ingredients, products and supplies for consistency and quality and compare them to our detailed specifications. In order to provide the high-quality ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant’s executive kitchen manager determines daily usage requirements for food ingredients, products and supplies for his/her restaurant and places all orders to approved vendors. Our executive kitchen managers also inspect all deliveries daily to ensure that the items received meet our quality specifications and negotiated prices. For the majority of our menu ingredients, we have competitively priced high-quality alternative manufacturers, vendors, growers and distributors available in order to reduce risk in our supply chain.

Where economically feasible and possible, we attempt to negotiate short-term and long-term contracts depending on our expected requirements for the key commodities used in the preparation of our food and beverage offerings. Most of our contracts typically average in duration from three to twelve months. Generally, the majority of our more significant commodities (chicken, beef, and pizza dough) are contracted for various periods of time to help stabilize our costs and to ensure availability. However, due to the overall cost environment and volatility experienced in food commodities in 2008, we are either unable to or have currently elected not to contract some of our more significant commodities at the current time. Commencing in 2006, we entered into a three-year distribution agreement with a consortium of regional food distributors located throughout the United States. Jacmar Foodservice Distribution, an affiliate of one of our largest shareholders, is a member of our foodservice distributor consortium and is the primary distributor of food and operating supplies for our California and Nevada restaurants. See “Related Party Transactions.” We have a non-exclusive contract with this consortium on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. This agreement expires in June 2009, and we are currently negotiating a new distribution agreement with our current distribution consortium, as well as other potential providers of this service. Based on our negotiations to date, we believe that a new agreement can be obtained with terms and conditions substantially similar to our existing distribution agreement. However, there can be no assurances that we will be successful in this respect. Additionally, since 2006, we have had an agreement in place with the largest foodservice distributor of fresh produce in the United States to provide produce to most of our restaurants and, where licensed, to distribute our handcrafted beer to our restaurants.

We believe the overall cost environment for food commodities in general will remain volatile during 2009, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. The availabilities and prices of food commodities are also influenced by increased energy prices, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, consumer demand and other factors. Virtually all commodities purchased and used in the restaurant industry — meats, grains, oils, dairy products, and energy — have varying amounts of inherent price volatility associated with them. While we attempt to manage these factors by offering a diversified menu and by attempting to contract for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control.

COMPETITION

The restaurant industry is highly competitive. There are a substantial number of casual dining “grill and bar” or “varied menu” chain restaurants and other food and beverage service operations that compete both directly and indirectly with us in every respect, including food quality and service, the price-value relationship, beer quality and selection, atmosphere, suitable sites for new restaurants and qualified personnel to operate our restaurants, among other factors. Our restaurant concept is a relatively small “grill and bar” or “varied menu” casual dining competitor, with over half of our restaurants currently located in one state—California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major casual dining chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources. Accordingly, we must be prepared to constantly evolve and refine the critical elements of our restaurant concept over time to protect our longer-term competitiveness. Additionally, due to the continuing difficult operating environment for casual dining restaurants, coupled with increasing pressure on the discretionary spending behavior and overall sentiment of the consumer, overall guest traffic in casual dining restaurants is also expected to be under continued pressure for the foreseeable future. Accordingly, we expect that our larger chain restaurant competitors will likely allocate even more resources to their national media advertising and discounting programs in order to protect their respective market shares, which could have an adverse effect on our sales and results of operations.

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

RELATED PARTY TRANSACTIONS

As of December 30, 2008, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 16.2% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently the Company’s largest single distributor of food, beverage and paper products to our restaurants. In July 2006, after an extensive competitive bidding process, the Company entered into a three-year agreement with a national foodservice distribution consortium whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. Under that agreement, Jacmar will continue to service the Company’s restaurants in California and Nevada, while other consortium distributors will service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with $46.8 million, $42.9 million and $27.1 million of food, beverage and paper products for fiscal 2008, 2007 and 2006, respectively, which represent 49.5%, 53.4% and 44.2% of our total costs for these products, respectively. We had trade payables due to Jacmar related to these products of $2.5 million and $1.8 million at December 30, 2008 and January 1, 2008, respectively.

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

During fiscal 2008, approximately 22% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses or permits to date. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

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

Our restaurants and breweries are subject to “tied house laws” and the “three tier system” of liquor distribution, both of which were introduced at the federal level after the repeal of Prohibition. These laws prohibit brewers from holding retail licenses and require separate licensing for manufacturers, distributors and retailers. Over the last 25 years, “brewpubs” have been legalized in most states through the loosening of these laws. However, brewpubs are generally licensed as retailers and do not have the same privileges as a microbrewery, and the restrictions imposed on brewpubs vary from state to state. These restrictions prevent us from operating both brewpubs and restaurants in some states. We believe that we are currently in compliance with the brewpub regulations in the states where we hold licenses. However, there is some risk that a state’s brewpub regulations or the interpretation of these regulations may change in a way that could impact our current model of manufacturing beer and/or supplying beer to our restaurants in that state. We apply for our liquor and brewing licenses with the advice of outside legal and licensing consultants. Even after the issuance of these licenses, our operations could be subject to differing interpretations of the “tied house laws” and the requirements of the “three tier system” of liquor distribution in any jurisdiction that we conduct business.

We are subject to federal and state environmental regulations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2008, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

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

EMPLOYEES

At March 6, 2009, we employed approximately 9,200 employees at our 82 restaurants, which we refer to as team members. Most of our team members are part-time employees in our restaurant operations. We also employed approximately 130 team members at our home office and in our field supervision organization. We believe that we maintain favorable relations with our employees. Currently, no unions or collective bargaining arrangements are in place at our Company.

INSURANCE

We maintain workers’ compensation, general liability, property insurance and other insurance coverage with deductibles and limits that we believe are currently appropriate for our operations. However, there is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits, or that we can continue to obtain and maintain such insurance at all or that our premium costs will not rise to an extent that they adversely affect our ability to economically obtain or maintain such insurance. While we also carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

TRADEMARKS AND COPYRIGHTS

Our domestically-registered trademarks and service marks include, among others, the word mark “BJ’s Chicago Pizzeria,” and our stylized logo, displaying the name “BJ’s.” In addition, among others, we have registered the word marks “BJ’s Restaurant & Brewery,” “BJ’s Restaurant & Brewhouse” and “BJ’s Pizza & Grill” for our restaurant services; “Harvest Hefeweizen,” “BJ’s Jeremiah Red,” “BJ’s P.M. Porter,” “Brewhouse Blonde,” “Owen’s IPA,” “Pooks,” “Piranha,” “NitWit,” “Nutty Brewnette,” “Tatonka” and “Berry Burst Cider” for our proprietary beers; “Great White” for our proprietary pizza; “Together At Last!” for our proprietary appetizer; and, “Pizookie” for our proprietary dessert. We have registered all of these marks with the United States Patent and Trademark Office. Additional trademark applications are pending. We have also registered our ownership of the internet domain name “www.bjsrestaurants.com” and other internet domain names. Currently we have not applied to register any of our trademarks internationally; however, we plan to begin doing so in 2009. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concepts. However, there are other restaurants and retailers that use the name “BJ’s” in some form or fashion throughout the United States. We have in the past protected, and expect and intend to continue to vigorously protect, our proprietary rights. We cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and senior management employees as of March 6, 2009:

Name	Age	Position
Gerald W. Deitchle	57	Chairman, President and Chief Executive Officer
Gregory S. Levin	41	Executive Vice President, Chief Financial Officer and Secretary
Gregory S. Lynds	47	Executive Vice President and Chief Development Officer
Wayne L. Jones	49	Executive Vice President and Chief Restaurant Operations Officer
John D. Allegretto	45	Chief Supply Chain Officer
Matthew W. Hood	39	Chief Marketing Officer
Alexander M. Puchner	47	Senior Vice President of Brewing Operations
Lon F. Ledwith	51	Senior Vice President of Restaurant Operations

GERALD (“JERRY”) W. DEITCHLE was unanimously elected by the Board of Directors to the additional post of Chairman of the Board effective June 2008. Mr. Deitchle has been President and Chief Executive Officer of the Company since February 2005 and a member of the Company’s Board of Directors since November 2004. From April 2004 to January 2005, Mr. Deitchle served as President, Chief Operating Officer and a director of Fired Up, Inc., a privately held company that owns, operates and franchises the Johnny Carino’s Italian restaurant concept. From 1995 to 2004, he was a member of the executive management team at The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants with his last position as corporate President. From 1984 to 1995, he was employed by the parent company of Long John Silver’s restaurants, with his last position as Executive Vice President.

GREGORY S. LEVIN has been the Company’s Chief Financial Officer since September 2005 and was promoted to Executive Vice President in October 2007 and Secretary in June 2008. From February 2004 to August 2005, Mr. Levin served as Chief Financial Officer and Secretary of SB Restaurant Company, a privately held company that operates the Elephant Bar Restaurants. From 1996 to 2004, Mr. Levin was employed by publicly-held California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President, Chief Financial Officer and Secretary. Earlier in his career, he served as an audit manager with Ernst & Young LLP.

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

WAYNE L. JONES was appointed to the newly created position of Executive Vice President and Chief Restaurant Operations Officer of the Company effective January 19, 2009. Mr. Jones has over 25 years of casual dining restaurant management experience, with his last 19 years at The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants. During his long tenure at The Cheesecake Factory, Mr. Jones served in progressively responsible restaurant management and leadership positions including restaurant general manager, area director and regional vice president, with his last position as Vice President, Operations Analysis on the corporate staff.

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

MATTHEW W. HOOD was appointed to the newly created position of Chief Marketing Officer of the Company effective July 1, 2008, after serving as a part-time consultant to the Company since 2007. Prior to joining the Company, Mr. Hood served as a marketing and strategy consultant to the restaurant industry, and also served as the national restaurant brand consultant for Google, Inc. From 2002 to 2006, Mr. Hood was employed by Fired Up, Inc., owner and operator of the Carino’s Italian Grill casual dining concept, with his last position as Senior Vice President, Marketing and Brand Development. Prior to that, Mr. Hood served as a marketing manager for Brinker International, owner and operator of the Chili’s Grill and Bar and other casual dining concepts.

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

The risk factors presented below may affect our future operating results, financial position and cash flows. The risks described in this Annual Report on Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known, or that are currently deemed by us to be immaterial. However, they may ultimately adversely affect our business, financial condition and/or operating results. In addition to the risk factors presented below, changes in general economic conditions and credit markets, consumer tastes and discretionary spending patterns, demographic trends and consumer confidence in the economy, all of which affect consumer behavior and spending for restaurant dining occasions in general, may have a material impact on us. Our actual results could vary significantly from any results expressed or implied by forward-looking statements depending on a variety of factors, including, but not limited to, the following risks and uncertainties.

Continued deterioration in general economic conditions affect consumer spending and may adversely affect our revenues, operating results and liquidity.

Our country is currently in an economic recession, and we believe that weak general economic conditions will continue at least through 2009. The ongoing impacts of the housing crisis, rising unemployment and financial market weakness may further exacerbate current economic conditions. As the economy continues to slow, our restaurant guests may become more apprehensive about the economy and reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence in the economy could impact the frequency with which our guests choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and negatively affecting our operating results.

Fewer guest visits could result in lower sales for our restaurants and cause a de-leveraging of our operating profit margins. Moreover, our restaurants are primarily located near high activity areas such as regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. We depend in large part on a high volume of visitors to these centers to attract guests to our restaurants. A decline in development or in visitors to these centers near our restaurants could negatively affect our sales. As a result, decreased cash flow generated from our established restaurants may adversely affect our ability to fund our expansion plans and therefore result in a deceleration of the number and timing of restaurant openings. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. We believe there is also a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis.

Additionally, the above factors could impose practical limits on our menu price increases. From time to time, we may announce that we intend to take price increases on selected menu items in order to offset increased operating expenses. Although we have not experienced significant consumer resistance to our past price increases, in light of the current recessionary economy we cannot provide assurance that any future menu price increases will not deter guests from visiting our restaurants, reduce the frequency of their visits or affect their purchasing decisions.

If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.

A critical factor in our future success is our ability to expand our restaurant operations successfully, which will depend in large part on our ability to open new restaurants in a profitable manner. We anticipate that our new restaurants will generally take several months or even longer to reach targeted productivity levels due to the inefficiencies typically associated with new restaurants, including lack of initial market and consumer awareness, the need to hire and train sufficient management and restaurant personnel and other factors. We cannot assure you that any restaurant we open will obtain operating results similar to those of our existing restaurants. If we are unable to open and operate new restaurants successfully, our growth rate and our results of operations would be adversely affected. Our expansion plans could also be impacted by the delay or cancellation of potential new sites by developers and landlords, which may become more common during the next couple of years as a result of the current economic recession and tight credit markets.

We intend to open new restaurants in both established and new markets. Opening new restaurants in established markets generally provides some advantages in the form of stronger levels of initial consumer awareness, trial and usage, as well as greater leverage of certain supply chain and field supervision resources. On the other hand, there is a risk that some portion of the sales of existing restaurants in the market may transfer to newly opened restaurants in the market, resulting in lower comparable restaurant sales. While we do not generally select locations for our new restaurants where we believe that a significant sales transfer will likely occur, some unexpected sales transfer may inadvertently occur.

Some of our new restaurants are planned for new markets where we have little or no operating experience. New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may be less successful than restaurants in our existing markets. Consumers in a new market will typically not be familiar with the BJ’s brand. We also may find it more difficult to hire, motivate and retain qualified employees in new markets. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in our existing markets, and may have higher construction, occupancy or operating costs than restaurants in existing markets. Sales at restaurants opened in new markets may take longer to achieve margins more typical of mature restaurants in existing markets or may never achieve these targeted margins thereby affecting our overall profitability. As we expand into new markets and geographic territories, our operating cost structures may not replicate our experience in existing markets. Because there will initially be fewer restaurants in a given market, our ability to optimally leverage our field supervision and supply chain resources will be limited for a period of time. Further, our overall new restaurant development and operating costs may increase due to more lengthy geographic distances between restaurants resulting in higher purchasing, preopening, labor, transportation and supervision costs. The performance of restaurants in new markets will often be less predictable. New restaurants may not have similar results as our existing restaurants and may not be as profitable, particularly due to the current economic downturn.

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

In order to achieve our projected rate of new restaurant growth, we must identify suitable restaurant locations and successfully negotiate and finalize the terms of restaurant leases at a number of these locations. Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or these lease negotiations. Delays encountered in negotiating, or our inability to finalize to our satisfaction, the terms of a restaurant lease may delay our actual rate of new restaurant growth and cause a significant variance from our projected growth rate. In addition, our scheduled rate of new restaurant openings may be adversely affected by other factors, some of which are beyond our control, including the following:

•	the availability and cost of suitable restaurant locations for development;

•	our ability to compete successfully for suitable restaurant locations;

•	the availability of adequate financing;

•	the timing of delivery of leased premises from our landlords so we can commence our build-out construction activities;

•	construction and development costs;

•	any labor shortages or disputes experienced by our landlords or outside contractors;

•	any unforeseen engineering or environmental problems with the leased premises;

•	our ability to hire, train and retain additional management and restaurant personnel;

•	our ability to secure governmental approvals and permits, including liquor licenses;

•	our ability to successfully promote our new restaurants and compete in the markets in which our new restaurants are located;

•	weather conditions or natural disasters; and,

•	general economic conditions.

Access to sources of capital and our ability to raise capital in the future may be limited, which could adversely affect our business.

Our ability to continue to successfully grow our business depends, in part, on the availability of adequate capital to finance the development of additional new restaurants and other growth-related expenses. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated revenues, unanticipated and/or uncontrollable events in the capital or credit markets that impact our liquidity (including any inability to convert our auction rate securities investments into cash when needed), lower than anticipated tenant improvement allowances offered by landlords, increased expenses or other events, including those described in this Annual Report on Form 10-K, may cause us to seek additional debt or equity financing on an accelerated basis in the event our cash flow from operations is insufficient. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could adversely affect our growth and other plans as well as our financial condition. Additional equity financing, if available, may be dilutive to the holders of our common stock. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. In addition, continued disruptions in the global credit and equity markets, including unanticipated and/or uncontrollable events in the capital or credit markets, may have an adverse effect on our liquidity and our ability to raise additional capital if and when required. See “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K.

Continued deterioration in general economic conditions could have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our business.

Continued deterioration in general economic conditions could result in our landlords being unable to obtain financing or remain in good standing under their existing financing arrangements which could result in their failure to satisfy obligations to us under leases. Any such failure could adversely impact our operations. In addition, our restaurants are generally located in retail developments with nationally recognized co-tenants, which help increase overall guest traffic into those retail developments. If these developments experience high vacancy rates, we could experience decreases in guest traffic. As a result, our results of operations could be adversely affected.

Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated sales and financial results, including a potential impairment of the long-lived assets of certain restaurants.

As of March 6, 2009, 39 of our 82 restaurants were opened within the last three fiscal years. The results achieved by these newer restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. There can be no assurance that any new restaurant that we open will have similar operating results to those of prior restaurants. Our newer restaurants typically take several months to reach targeted levels of productivity due to inefficiencies typically associated with new restaurants. Accordingly, incremental sales from newly-opened restaurants generally do not make a significant contribution to our total operating profits in their initial months of operation. Any failure of our existing or new restaurants to perform as expected could have a significant negative impact on our results of operations, and we may be required to record related asset impairment charges.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue the pace of new restaurant openings and currently expect to open 9 to 11 new restaurants during 2009. This expansion and our future growth will increase demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

Our decision to reduce openings or accelerate the pace of openings may positively or adversely affect our comparative financial performance.

As a result of our decision to reduce the number of restaurant openings in 2009, our comparable opening costs will be lower and the affect on our comparative financial performance will be favorable over the next few quarters. Conversely, if the rate at which we develop and open new restaurants is increased to higher levels in the future, the resulting increase in opening costs will have an unfavorable affect on our comparative financial performance.

Our trends in average restaurant sales or our trends in comparable restaurant sales are not indicative of future trends or future operating results.

Our average restaurant sales and comparable restaurant sales may not continue to increase at the rates achieved over the past several years and may even decline, particularly due to the current economic downturn. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•	our ability to execute our business strategy effectively;

•	our menu pricing strategy;

•	initial sales performance by new restaurants;

•	the timing of new restaurant openings and related expenses;

•	changing demographics, consumer tastes or discretionary spending;

•	our ability to develop restaurants in geographic locations that do not compete with or otherwise adversely affect the sales of our existing restaurants;

•	overall brand awareness in new markets or existing markets where we may develop new restaurants;

•	levels of competition in one or more of our markets; and,

•	general economic conditions, credit markets and consumer confidence.

Adverse changes in our average restaurant revenues and comparable restaurant sales could have an adverse affect on our common stock or increase the volatility of the price of our common stock.

We have experienced significant increases in the costs for certain food, labor energy and supply items in the past, and we may be unable to successfully and sufficiently raise menu prices to offset rising costs and expenses.

We utilize menu price increases to help offset cost increases, including increased costs for food commodities, minimum wages, employee benefits, insurance arrangements, construction, energy and other costs. In this regard, during 2008, we experienced dramatic increases in prices of certain commodities necessary for our restaurant and brewery operations. For 2009, based on current negotiations with certain suppliers to date, we expect some stabilization in the costs of certain commodities necessary for our restaurant and brewery operations. If our costs do not stabilize, our results of operations will be adversely affected if we are unable to increase our menu prices to offset such increased costs.

Our future operating results may fluctuate significantly due to our relatively small number of existing restaurants and the expenses required to open new restaurants.

As of March 6, 2009, we operated 82 restaurants, 15 of which opened during 2008. The capital resources required to develop each new restaurant are significant. We estimate that the gross cash outlay to open a new BJ’s restaurant on leased ground, excluding any tenant allowance for which we may or may not obtain depending on each new restaurant project, currently ranges from $4.0 million to $5.5 million, inclusive of preopening expenses (which average approximately $500,000 to $550,000, including preopening rent). Actual costs may vary significantly depending upon a variety of factors, including the site, type of restaurant (“brewery” compared to “brewhouse”) and conditions in the local real estate and employment markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant and the average restaurant revenues of our new restaurants may cause our results of operations to fluctuate significantly. Moreover, poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could adversely affect our entire business, making the investment risks related to any one location much greater than those associated with many other restaurants.

Our inability to renew existing leases on favorable terms may adversely affect our results of operations.

As of March 6, 2009, 78 of our 82 restaurants are located on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent, subject to regional cost-of-living increases, and other leases include base rent with specified periodic increases. Other leases are subject to renewal at fair market value, which could involve substantial increases. Additionally, many leases require contingent rent based on a percentage of gross sales. In addition, certain of our leases, including one during fiscal 2009, will expire without an automatic renewal or option to renew and we have one restaurant that is operating on a month-to-month lease. While we currently expect to renew substantially all of our expiring leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.

The success of our restaurants depends in large part on their leased locations. As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenues in those locations. In addition, desirable leased locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation.

The current economic downturn may also adversely impact our operations if our suppliers are not able to continue to do business with us or are forced to alter the terms on which they do business with us.

Some of our suppliers have been adversely impacted by tightening of the credit markets, decreased economic activity, fluctuations in commodity prices and other consequences of the economic downturn. Some vendors have sought to change the terms on which they do business with us in order to lessen the impact of the economic downturn on their business. If we are forced to find alternative vendors for key services, whether due to demands from the vendor or the vendor’s bankruptcy or ceasing operations, that could be a distraction to us and adversely impact our business. For example, the economic environment has forced some food suppliers to seek financing in order to stabilize their businesses, and some suppliers have ceased operations completely. Additional suppliers may encounter difficulties in sustaining their business, and if any of our major suppliers or a large number of other suppliers suspend or cease operations, we may have difficulty keeping our restaurants fully supplied with the commodity and supplies that we require. If we were forced to suspend serving one or more of our menu items, that could have a significant adverse impact on our restaurant traffic and public perceptions of us, which would be harmful to our operations.

A significant number of our restaurants are concentrated in California and other Western states, which make us particularly sensitive to economic, regulatory, weather and other conditions in those states.

As of March 6, 2009, 44 of our 82 restaurants were located in the state of California. Additionally, another 14 of our restaurants were located in other Western states (i.e., Arizona, Nevada, Colorado, Oregon and Washington). In recent years, all of these states have been more negatively impacted by the housing downturn and the overall economic slowdown than most other geographic areas. As a result, we have recently seen a more substantial decline in our aggregate guest traffic at our restaurants in these states. If our restaurants in California are adversely affected by changes in California’s economic or regulatory environment, such as changes to California’s minimum wage rates, mandatory healthcare proposals, unemployment levels or housing environment, our consolidated sales, financial condition and results of operations may be further impacted. Additionally, we believe that California is subject to a greater risk for earthquakes, fires, water shortages and other natural and man-made disasters than most other states.

We are dependent upon consumer trends and upon high levels of consumer traffic at the sites where our restaurants are located, and any adverse change in such consumer trends or traffic levels could adversely affect our business, revenues and results of operations.

Due to the nature of the restaurant industry, we are dependent upon consumer trends with respect to the public’s tastes, eating habits, public perception toward alcohol consumption and discretionary spending priorities, all of which can shift rapidly. We also are dependent upon high consumer traffic rates at the sites surrounding our restaurants, which are primarily located in high-activity areas such as urban, retail, mixed-use and lifestyle centers, to attract guests to our restaurants. In general, such consumer trends and visit frequencies are significantly affected by many factors, including: national, regional or local economic conditions, changes in area demographics, public perception and attitudes, increases in regional competition, food, liquor and labor costs, traffic and shopping patterns, weather, natural disasters, interest rates, co-tenancies in these urban, retail and mixed use lifestyle centers and the availability and relative cost of gasoline. Our success will depend, in part, on our ability to anticipate and respond to such changing consumer preferences, tastes, eating and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. Any adverse change in any of the above factors and our inability to respond to such changes could cause our restaurant volumes to decline and adversely affect our business, revenues and results of operations.

Our success depends on our ability to compete effectively in the restaurant industry.

The restaurant industry is highly competitive. We compete on the basis of the taste, quality and price of food offered, guest service, brand name identification, beer quality and selection, attractiveness of the facilities, restaurant location, atmosphere and overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. In addition, we compete with other restaurants and with retail establishments for real estate. Many of our competitors have substantially greater financial, marketing and other resources than we do.

New information or attitudes regarding diet, health and the consumption of alcoholic beverages could result in changes in regulations and consumer consumption habits that could adversely affect our results of operations.

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

Approximately 22% of our restaurant sales consist of alcoholic beverages. The gross profit margin on our sales of alcoholic beverages is generally higher than our gross profit margin on sales of food items. Approximately 11% of our sales consist of our craft beers. The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed, or that there may be renewed efforts to impose increased excise or other taxes on beer sold in the United States. If beer consumption in general were to come into disfavor among domestic drinkers, or if the domestic beer industry were subjected to significant additional governmental regulations, our sales and profits could be adversely affected.

Negative publicity surrounding our restaurants or the consumption of beef, seafood, poultry/produce, beer or alcoholic beverages generally could adversely affect the reputation and popularity of our restaurants, our revenues and our results of operations.

The good reputation of our restaurants is a key factor to the success of our business. Incidents that occur at any of our restaurants may quickly result in negative publicity for us, which could adversely affect our reputation and popularity with our guests. In addition, negative publicity resulting from poor food quality, illness, injury, food tampering or other health concerns, whether related to one of our restaurants, to the restaurant industry in general, or to the beef, seafood, poultry or produce industries in general (such as negative publicity concerning the accumulation of carcinogens in seafood; e-coli; hepatitis A; avian flu; salmonella; and other food-borne illnesses), or operating problems related to one or more of our restaurants, could adversely affect sales for all of our restaurants and make our brand and menu offerings less appealing to consumers. If our restaurant guests or employees become ill from food-borne illnesses, we could be forced to temporarily close the affected restaurants.

Our brewing operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. While the Company has not experienced any serious contamination problem in its products, the occurrence of such a problem could result in a costly product recall and serious damage to our reputation for product quality, as well as claims for product liability.

Our operations are susceptible to changes in our food and supply costs, which could adversely affect our margins.

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our supply chain department negotiates prices for all of our ingredients and supplies through either contracts (terms of one month up to one year), spot market purchases or commodity pricing formulas. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows from operations.

We believe the overall cost environment for food commodities in general will continue to be volatile during 2009, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. During 2008, commodity prices for key agricultural commodities such as corn, wheat, and soybeans were extremely volatile and reached new multi-year highs before abating towards the end of the year. The availabilities and prices of food commodities are also influenced by increased energy prices, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, and other issues. Virtually all commodities purchased and used in the restaurant industry—meats, grains, oils, dairy products, and energy — have varying amounts of inherent price volatility associated with them. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control.

If our distributors or suppliers do not provide food and beverages to us in a timely fashion, we may experience short-term supply shortages, increased food and beverage costs and quality control problems.

We currently depend on national and regional food distribution service companies, as well as other food manufacturers and suppliers, to provide food and beverage products to all of our restaurants. We also rely on contract brewers to provide us with beer for many of our restaurants. The operations of our distributors, suppliers and contract brewers are subject to risks including labor disputes, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable products. If our distributors, suppliers and contract brewers cease doing business with us, or cannot make a scheduled delivery to us, or are unable to obtain credit in a tightened credit market or experience other issues, we could experience short-term product supply shortages in some or all of our restaurants and could be required to purchase food, beer and beverage products from alternate suppliers at higher prices. We may also be forced to temporarily remove popular items from the menu offering of our restaurants. If alternative suppliers cannot meet our current product specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, guest patronage, revenues and results of operations, could be adversely affected.

With respect to potential liability claims related to our food, beer and beverage products, we believe we have sufficient primary or excess umbrella liability insurance in place. However, this insurance may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all claims. We generally seek contractual indemnification and insurance coverage from our key suppliers of food, beer and beverages, but this indemnification or insurance coverage is limited, as a practical matter, by the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers.

Pursuant to various laws and regulations, the majority of our proprietary beer must be distributed to our restaurants through independent wholesale beer distributors, whether we produce the beer or it is produced by contract brewers. Although we currently have arrangements with a sufficient number of beer distributors in all markets where we operate restaurants, our continued national expansion will require us to enter into agreements with additional beer distributors. No assurance can be given that we will be able to maintain or secure additional beer distributors on terms favorable to us. Changes in control or ownership of the participants in our current beer distribution network could lead to less willingness on the part of certain distributors to carry our proprietary beer. Our beer distribution agreements are generally terminable by the distributor on short notice. While these beer distribution agreements contain provisions regarding our enforcement and termination rights, some state laws prohibit us from readily exercising these contractual rights. Our ability to maintain our existing beer distribution agreements may be adversely affected by the fact that many of our distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If our existing beer distribution agreements are terminated, we may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the delivered cost of beer to our restaurants.

Failure to protect our trademarks, service marks, trade secrets or other intellectual property could adversely affect our business.

Our business prospects depend in part on our ability to develop favorable consumer recognition of our brands, including the BJ’s Restaurants name in particular. Although BJ’s is a federally registered trademark, there are other retailers and restaurants using the name “BJ’s” in some form or fashion throughout the United States, and our trademarks, service marks, trade dress, trade secrets or other intellectual property could be imitated or appropriated in ways that we cannot prevent. Alternatively, third parties may attempt to cause us to change our trademarks, service marks or trade dress or not operate in a certain geographic region or regions if our names are deemed confusingly similar to their prior trademarks, service marks or trade dress. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do not maintain confidentiality and non-competition agreements with all of our employees or suppliers. Moreover, even with respect to the confidentiality and non-competition agreements we have, we cannot assure you that those agreements will not be breached, that they will provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how or recipes, the appeal of our restaurants could be reduced and our business could be harmed.

Federal, state and local beer, liquor and food service regulations may have a significant adverse impact on our operations.

We are required to operate in compliance with federal laws and regulations relating to alcoholic beverages administered by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, as well as the laws and licensing requirements for alcoholic beverages of states and municipalities where our restaurants are or will be located. In addition, each restaurant must obtain a food service license from local authorities. Failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease the brewing or sale of alcoholic beverages, or both, at our restaurants or the serving of food. Additionally, state liquor laws may prevent or impede the expansion of our restaurants into certain markets. The liquor laws of certain states prevent us from selling at wholesale the beer brewed at our restaurants. Any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area or increase the costs associated therewith. In addition, in certain states, including states where we have existing restaurants or where we plan to open a restaurant, the number of liquor licenses available is limited, and licenses are traded on the open market. Liquor, beer and wine sales comprise a significant portion of our revenues. If we are unable to maintain our existing licenses, our guest patronage, revenues and results of operations could be adversely affected. Or, if we choose to open a restaurant in those states where the number of licenses available is limited, the cost of a new license could be significant.

Brewery operations require various federal, state, and local licenses, permits and approvals. Our restaurants and on-site breweries operate pursuant to exceptions to the “tied house laws,” which created the “three tier system” of liquor distribution. These tied house laws were adopted by all of the states after the repeal of prohibition and, generally, prohibit brewers from holding retail licenses and prohibit vertical integration in ownership and control among the three tiers. Brewery restaurants and brewpubs operate under exceptions to these general prohibitions. Over the last 25 years, nearly all of the states have adopted laws and regulations permitting brewery restaurants and brewpubs; however, the privileges and restrictions for brewpubs and brewery restaurants vary from state to state. Generally, our brewery restaurants are licensed as retailers with limited privileges to brew beer on the restaurant premises, and we do not have the same privileges as a microbrewery. Other restrictions imposed by law may prevent us from operating both brewery restaurants and non-brewery restaurants in some states. We are at risk that a state’s regulations concerning brewery restaurants or the interpretation of these regulations may change. Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory agencies could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within its jurisdiction. Any such change may adversely impact our current model of brewing beer or supplying beer, or both, to our restaurants in that state, and could also cause us to lose the licenses, permits and registrations necessary to conduct our restaurant operations. We apply for our liquor and brewing licenses with the advice of outside legal and licensing consultants. Even after the issuance of these licenses, our operations could be subject to differing interpretations of the “tied house laws” and the requirements of the “three tier system” of liquor distribution in any jurisdiction that we conduct business.

The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. Our operations are subject to more restrictive regulations and increased taxation by federal, state, and local governmental entities than are those of non-alcohol related beverage businesses. Federal, state, and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships, and related matters. Federal, state, and local governmental entities also levy various taxes, license fees, and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure to comply with applicable federal, state, or local laws and regulations could result in higher taxes, penalties, fees, and suspension or revocation of permits, licenses or approvals. There can be no assurance that other or more restrictive laws, regulations or higher taxes will not be enacted in the future.

Our increasing dependence on contract brewers could have an adverse effect on our operations if they cease to supply us with our proprietary beer.

Our proprietary handcrafted beer is a key factor in the success of our business. Each year, our brewery operations department forecasts our annual beer requirements based on our current restaurant requirements and expansion plans and determines our brewery production. Additionally, in certain states we are either legally required or choose to arrange for third party contractors (i.e., “contract brewers”) to brew our beer using our proprietary recipes. During 2009, we expect to utilize three to four contract brewers to produce over half of the proprietary beer requirements for our restaurants. The remainder will be produced by our in-house brewery operations. We intend to gradually increase the percentage of beer produced by contract brewers over time, based on demonstrated qualitative and economic advantages of doing so. However, there are risks associated with increasing our dependence on contract brewers. If our contract brewers cease doing business with us, or cannot make a scheduled delivery to us because of a supply chain or production disruption or other issues, or if we cannot otherwise satisfy our internal brewing requirements, we could experience short-term supply shortages in some or all of our restaurants which may result in a loss of revenue. Additionally, if these contract brewers cease doing business with us we could be required to purchase or brew our own beer at higher costs to us until we are able to secure an alternative supply source. If our contract brewers fail to adhere to our proprietary recipe and brewing specifications, the consistency and quality of beer offerings, and thus our reputation, guest patronage, revenues and results of operations, could be adversely affected.

From time to time, we or our contract brewers may also experience shortages of kegs necessary to distribute our draft beer. We distribute our draft beer in kegs that are owned by us as well as leased from third-party vendors. We are also responsible for providing kegs to the contract brewers that produce our proprietary beers.

Other government laws and regulations affecting the operation of our restaurants, particularly those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, could increase our operating costs and restrict our growth.

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

Additionally, some states, counties and cities have enacted menu labeling laws and there is current discussion regarding a national menu labeling law. These laws require us to provide certain nutritional information to our guests. Non-compliance with these laws could result in the imposition of fines or the closure of restaurants. These menu labeling laws could also result in changing consumer preferences which may adversely affect our results of operations and financial position. We may not be able to adequately adapt our menu offerings to keep pace with developments in current consumer preferences related to nutrition, which may adversely impact our sales.

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

We purchase comprehensive insurance coverage, including workers’ compensation, general liability, directors’ and officers’ liability, employment practices, fire and extended coverage and property insurance with coverage levels that we consider appropriate, based on the advice of our outside insurance and risk management advisors. However, such insurance is subject to limitations, including deductibles, exclusions and maximum liabilities covered. The cost of workers’ compensation insurance, general liability insurance and directors and officers’ liability insurance fluctuates based on market conditions and availability as well as our historical trends. Moreover, there are certain types of losses that may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane and flood losses and certain employee practices. If such a loss should occur, we would, to the extent that we were not covered for such loss by insurance, suffer a loss of the capital invested, as well as anticipated profits and cash flow from such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business, to expand our operations or to develop additional restaurants. There is no assurance that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect us or our ability to economically obtain or maintain such insurance. We self-insure a substantial portion of our workers’ compensation and general liability costs and unfavorable changes in trends could have a negative impact on our profitability. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2009. These increases, as well as potential federal and state legislation requirements for employers to provide health insurance to employees, could have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

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

Our business is subject to the risk of litigation by employees, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. In addition, we are subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under such “dram shop” statutes. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage, and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against us are valid or whether we are liable, we may be adversely affected by publicity resulting from such claims. We also are subject to claims and disputes from landlords under our leases, which could lead to litigation or a threatened or actual lease termination. Litigation of any nature may be expensive to defend and may divert money and management’s attention from our operations and adversely affect our financial condition and results of operations.

The occurrence or threat of extraordinary events, including terrorist attacks, could cause consumer spending to decline, which would adversely affect our sales and results of operations.

The occurrence or threat of extraordinary events, including future terrorist attacks and military and governmental responses and the prospect of future wars, may result in negative changes to economic conditions. Growth of the domestic economy is projected by many economists to continue to slow and recede during 2009 as the recent global financial crisis has broadened and intensified. When economic conditions worsen, casual dining guest traffic in general will likely decrease. We believe that a decrease in consumer discretionary spending could impact the frequency with which our guests choose to dine out or the amount they spend on meals while dining out, thereby adversely affecting our sales and results of operations. Additionally, a decrease in consumer discretionary spending could adversely affect our ability to achieve the benefit of planned menu price increases to help preserve our operating margins.

Natural disasters could unfavorably affect our operations.

The occurrence of natural disasters, such as hurricanes or earthquakes, particularly in California where our centralized operating systems and home office administrative personnel are located, could unfavorably affect our operations and financial performance. Such events could result in physical damage to one or more of our restaurants; the temporary or permanent closure of one or more of our restaurants or home office; the temporary lack of an adequate work force in an affected geographical trade area; the temporary or long-term disruption in the supply of food , beverages, beer and other products to our restaurants; the temporary disruption of electric, water, sewer and waste disposal services necessary for our restaurants to operate; and/or, the temporary reduction in the availability of certain products in our restaurants.

Future changes in financial accounting standards may cause adverse unexpected operating results and affect our reported results of operations.

A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the questioning of current accounting practices may adversely affect our reported financial results. Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, fair value of investments, impairment of long-lived assets, leases and related economic transactions, self-insurance, income taxes, property and equipment, unclaimed property laws and litigation, and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	actual or anticipated variations in comparable restaurant sales or operating results, whether in our operations or in those of our competitors;

•	changes in financial estimates by research analysts;

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

•	changes in the consumer spending environment;

•	changes in the market valuations of other restaurant companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	a loss of a key member of management; and,

•	changes in the costs or availabilities of key inputs to our operations.

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

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Should we identify a material weakness in internal controls, there can be no assurance that we will be able to remediate any future material weaknesses that may be identified in a timely manner or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

We are heavily dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

We rely heavily on electronic information systems in all aspects of our operations, including (but not limited to) point-of-sale transaction processing in our restaurants; efficient operation of our restaurant kitchens; management of our inventories and overall supply chain; collection of cash; payment of payroll and other obligations; and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of our in-house information systems and those technology services and systems that we contract for from third parties. Our electronic information systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our employees. The failure of any of these systems to operate effectively, any problems with their maintenance, any issues with upgrades or transitions to replacement systems, or any breaches in data security could cause material interruptions to our operations. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that could result in adverse effects on operations and profits. Significant capital investments might be required to remediate any problems, infringements, misappropriations or other third party claims.

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards from our guests for payment in our restaurants. During 2008, approximately 70% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects. Additionally, privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary systems changes and the development of new administrative processes.

Our federal, state and local tax returns may, from time to time, be selected for audit by the taxing authorities, which may result in tax assessments or penalties that could have a material adverse impact on our results of operations and financial position.

We are subject to federal, state and local taxes. Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts, upon final adjudication of any disputes, could have a material impact on our results of operations and financial position.

An increase in beer excise taxes could adversely affect our financial results.

The federal government and all of the states levy excise taxes on beer and hard cider. For brewers producing no more than 2.0 million barrels of malt beverages per calendar year, the federal excise tax is $7.00 per barrel on the first 60,000 barrels of malt beverages removed for consumption or sale during a calendar year, and $18.00 per barrel for each barrel in excess of 60,000. For brewers producing more than 2.0 million barrels of malt beverages for domestic consumption in a calendar year, the federal excise tax is $18.00 per barrel for all barrels produced. Our contract brewing arrangements generally call for all such excise taxes to be reimbursed by us. Most of our contract brewers produce more than 60,000 barrels of malt beverages annually. However, we believe the increased excise tax is more than offset by other production economies of scale. Our annual internal beer production volumes have not exceeded the 60,000 barrel threshold and are not expected to do so in the future. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. In addition, if federal or state excise taxes are increased, we may need to increase our selling price for beer to maintain our present profit margins, which may or may not be accepted by our restaurants guests.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

RESTAURANT LOCATIONS

As of March 6, 2009, we operated a total of 82 restaurants (consisting of seven BJ’s Pizza & Grill restaurants, 64 BJ’s Restaurant & Brewhouses and 11 BJ’s Restaurant & Breweries, of which 6 are producing our proprietary beer) in 13 states as follows:

	BJ’s Pizza & Grill	BJ’s Restaurant & Brewhouse	BJ’s Restaurant & Brewery	Total
Arizona	—	4	1	5
California	6	32	6	44
Colorado	—	2	1	3
Florida	—	4	—	4
Indiana	—	1	—	1
Kentucky	—	1	—	1
Louisiana	—	1	—	1
Nevada	—	1	1	2
Ohio	—	2	—	2
Oklahoma	—	2	—	2
Oregon	1	—	1	2
Texas	—	12	1	13
Washington	—	2	—	2

	7	64	11	82

The average square footage is as follows:

	BJ’s Pizza & Grill	BJ’s Restaurant & Brewhouse	BJ’s Restaurant & Brewery
Arizona	—	8,025	8,800
California	2,757	8,298	10,788
Colorado	—	8,150	5,500
Florida	—	8,500	—
Indiana	—	8,500	—
Kentucky	—	9,000	—
Louisiana	—	9,000	—
Nevada	—	8,110	13,300
Ohio	—	8,750	—
Oklahoma	—	8,500	—
Oregon	4,350	—	7,930
Texas	—	8,093	10,710
Washington	—	9,500	—

Total Weighted Average	2,984	8,330	10,088

As of March 6, 2009, 78 of our 82 existing restaurants are located on leased properties. We own the underlying land for four of our existing restaurants. There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rental) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our home office is located in leased premises in Huntington Beach, California. The office lease expires in 2012.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California Superior Court, Case Number BC310146, and on March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and,

(8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. On March 2, 2008, and on March 19, 2008, one of Plaintiff’s attorneys filed a notice with the California Labor and Workforce Development Agency, alleging failure to keep adequate pay records and to pay Plaintiff minimum wage. To our knowledge, the Agency has not responded to either of these notices. The parties met for mediation on a non-binding basis. In November 2008, the parties agreed to settle this matter subject to approval from the arbitrator and/or the court. The terms of this proposed settlement are not considered by us to be material to our consolidated financial position.

On February 16, 2006, a former employee filed a lawsuit in Orange County, California, Superior Court, Case Number 06CC00030, on behalf of herself and allegedly other employees, for alleged failure to provide rest periods and meal periods and violation of California Business and Professions Code Section 17200. We have answered the complaint, denying the allegations and raising various additional defenses. The parties met for mediation on a non-binding basis. In May 2008, the parties agreed to settle this matter subject to final approval from the court. The terms of this proposed settlement are not considered by us to be material to our consolidated financial position.

Other Matters

On June 12, 2008, we filed an arbitration claim with the Financial Industry Regulatory Authority (FINRA) against Citigroup Global Investments, Inc. (“Citigroup”) asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, breach of fiduciary duty, a failure to act to the highest standards of good faith and commercial honor, violations of Federal and California securities laws, failure to properly train financial advisers, violation of settlement agreements with regulatory authorities, conspiracy, and violation of its duty to us concerning selection of proper securities arising out of our auction rate securities investments. Citigroup has denied the allegations. The three arbitrators have been selected. The first day for the arbitration hearing has been set for September 29, 2009. The arbitration hearing will be held in Los Angeles, California.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKETFOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock (symbol BJRI) trades on the NASDAQ Global Select Market. All stock prices are closing prices per the NASDAQ Global Select Market. On March 6, 2009, the closing price of our Common Stock was $10.66 per share. The table below shows our high and low common stock closing sales prices as reported by the NASDAQ Global Select Market.

	Common Stock
	High	Low
Fiscal year ended December 30, 2008
First Quarter	$17.26	$11.86
Second Quarter	$15.86	$9.70
Third Quarter	$13.89	$8.48
Fourth Quarter	$12.52	$6.79
Fiscal year ended January 1, 2008
First Quarter	$21.88	$19.41
Second Quarter	$21.41	$18.45
Third Quarter	$23.81	$19.63
Fourth Quarter	$20.79	$16.26

As of March 6, 2009 we had approximately 113 shareholders of record and we estimate that there were approximately 6,000 beneficial shareholders.

Stock Performance Graph

The following chart compares the 5-year cumulative total stock performance of our common stock, the S&P 500 Index and a peer group consisting of: Brinker International, Inc., Buffalo Wild Wings, Inc., California Pizza Kitchen, Inc., The Cheesecake Factory Incorporated, Darden Restaurants, Inc., Famous Dave’s of America, Inc., Kona Grill, Inc., O’Charley’s, Inc., PF Chang’s China Bistro, Red Robin Gourmet Burgers, Inc., Ruby Tuesday, Inc. (GA), and Texas Roadhouse, Inc. (Class A). These peer group companies all compete in the “casual dining” segment of the restaurant industry. The graph assumes that $100 was invested at inception in our common stock and in each of the indices that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Stock-Based Compensation Plan Information

We have two stock-based compensation plans—the 2005 Equity Incentive Plan and the 1996 Stock Option Plan—under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants and the remaining available shares for grant, including those shares related to option awards forfeited or terminated without exercise under the 1996 Stock Option Plan accrue to the 2005 Equity Incentive Plan. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under these two plans as of December 30, 2008 (share numbers in thousands).

Plan Category	Number of securities to be issued upon exercise of outstanding stock options and restricted stock units	Weighted average exercise price of outstanding stock options and restricted stock units	Number of securities remaining available for future issuance under stock-based compensation plans
Stock-based compensation plans approved by shareholders	2,499	$15.82	1,711
Stock-based compensation plans not approved by shareholders	—	$—	—

Dividend Policy and Stock Repurchases

We have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling of existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay dividends in the future, such payments would be at the discretion of the Board of Directors. We did not have any stock repurchases in fiscal 2008.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 30, 2008 are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

Beginning in 2005, to conform to more prevalent casual dining practices, we reclassified certain non-food related items from cost of sales to operating and occupancy expenses and manager-in-training salaries from restaurant labor to general and administrative expenses. In 2005, these reclassifications were made to the prior years’ financial statements to conform to our current reporting standards. As such, we reclassified $1.6 million from cost of sales to operating and occupancy expenses for 2004. We also reclassified $555,000 from labor and benefits to general and administrative expenses for 2004. These reclassifications had no effect on operating income, net income or earnings per share.

	Fiscal Year (2)
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Income data:
Revenues	$374,076	$316,095	$238,928	$178,210	$129,049
Costs and expenses:
Cost of sales	94,412	80,374	61,420	45,458	32,193
Labor and benefits	131,328	111,031	83,292	63,867	45,775
Occupancy and operating	80,212	61,906	46,198	33,987	25,242
General and administrative	27,264	26,008	19,832	13,290	11,365
Depreciation and amortization	19,184	14,421	9,983	6,984	5,249
Restaurant opening	7,384	6,940	5,253	3,520	2,918
Loss on disposal of assets	855	2,004	—	—	—
Natural disaster and related	446	—	—	—	—
Legal settlements and terminations	2,086	—	—	—	—
Gain on sale of Pietro’s restaurants	—	—	—	—	(1,658)

Total costs and expenses	363,171	302,684	225,978	167,106	121,084
Income from operations	10,905	13,411	12,950	11,104	7,965
Other income (expense):
Interest income (expense), net	1,764	3,306	1,690	1,119	421
Other income (expense), net	376	482	39	149	165

Total other income (expense)	2,140	3,788	1,729	1,268	586
Income before taxes	13,045	17,199	14,679	12,372	8,551
Income tax expense (1)	2,737	5,494	4,834	4,021	2,286

Net income	$10,308	$11,705	$9,845	$8,351	$6,265

Net income per share:
Basic	$0.39	$0.45	$0.42	$0.38	$0.32

Diluted	$0.39	$0.44	$0.41	$0.36	$0.30

Weighted average shares outstanding:
Basic	26,484	26,187	23,287	22,134	19,498

Diluted	26,749	26,880	24,131	23,381	20,570

Consolidated balance sheets data (end of period):
Cash and cash equivalents	$8,852	$11,617	$51,758	$8,144	$3,766
Investments (3)	$30,617	$41,100	$32,895	$41,703	$15,775
Total assets	$335,209	$285,299	$249,849	$163,958	$100,866
Total long-term debt (including current portion)	$9,500	$—	$—	$—	$—
Shareholders’ equity	$232,277	$220,523	$202,862	$129,899	$78,780

(1)	Fiscal 2004 includes a $298,000 benefit for the elimination of the net deferred tax asset valuation allowances.
(2)	Fiscal 2005 consists of 52 weeks and two days, fiscal 2004 consists of 53 weeks and all other fiscal years consist of 52 weeks.
(3)	Prior to fiscal 2008, auction rate securities investments held by the Company were classified as held-to-maturity, included in current assets and reported at amortized cost. Due to significant disruptions in the market for auction rate securities during 2008, these investment were reclassified as available-for-sale, included in non-current assets and recorded at their estimated fair value as of the end of fiscal 2008.

ITEM 7.    MANAGEMENT’SDISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of March 6, 2009, we owned and operated 82 restaurants located in California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington. In addition, we have one licensed restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery, a BJ’s Restaurant & Brewhouse, or a BJ’s Pizza & Grill restaurant. Our menu features our award-winning, signature deep-dish pizza, our own handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts.

The first BJ’s restaurant was opened in Orange County, California in 1978 as a small full-service restaurant focusing on Chicago style deep-dish pizza. The Company acquired the original BJ’s restaurants in 1995 from their original owners. Our initial public offering of common stock occurred in 1996. In 1996, the Company opened its first large-format restaurant and brewery in Brea, California and began to expand the menu to include appetizers, entrees, pastas, sandwiches, specialty salads and desserts.

As of March 6, 2009, of the 82 restaurants we operated, 11 were BJ’s Restaurant & Brewery restaurants (of which six were manufacturing beer for some of our restaurants), 64 were BJ’s Restaurant & Brewhouse restaurants (which are similar to our brewery restaurants except that they do not manufacture beer), and seven were BJ’s Pizza & Grill restaurants (which are primarily our original, smaller format “legacy” restaurants). Our future restaurant growth will focus principally on our BJ’s Restaurant & Brewhouse format; however, we may continue to build additional BJ’s Restaurant & Brewery locations in certain areas where we believe it may be more appropriate to brew our own beer. We also have contract brewing arrangements in which we utilize the excess capacity of other highly qualified craft brewers to produce our handcrafted beers under our proprietary recipes and our indirect supervision. We currently believe that, over the long run, it will become more beneficial to increase our contract brewing due to the economies of scale that can be obtained from brewing beer in large quantities while also avoiding potential liquor licensing complications in some states where we desire to operate restaurants. As such, we expect to gradually increase our contract brewing relationships over the next several years. As a result of this expected increase in contract brewing, we intend to rebalance our internal beer production activities on an ongoing basis. In addition, we may decide to decommission some additional internally-operated breweries, which may result in additional disposals of related assets in the future.

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

We intend to continue developing BJ’s restaurants in high profile locations within densely populated areas in both existing and new markets. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve increases in comparable sales other than our effective menu price increases for our mature restaurants. For the first time since our IPO in 1996, our comparable restaurant sales decreased slightly during fiscal 2008. This was principally due to the slowing national economy which we do not expect to improve during fiscal 2009. For the upcoming year, we expect substantially all of our year-over-year revenue growth to be derived from new restaurant openings and the carryover impact of partial-year openings during 2008.

Newly opened restaurants typically experience normal inefficiencies in the form of higher cost of sales, labor and direct operating and occupancy costs for several months after their opening in both percentage and dollar terms when compared with our more mature, established restaurants. Accordingly, the number and timing of newly opened restaurants has had, and is expected to continue to have, an impact on restaurant opening expenses, cost of sales, labor and occupancy and operating expenses. Additionally, initial restaurant openings in new markets may experience even greater inefficiencies for a period of time due to lower initial sales volumes, which results from initially low consumer awareness levels, and a lack of supply chain and other operating cost leverage until additional restaurants can be opened in the markets.

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point-of-sale. Revenues from our gift cards are recognized upon redemption in our restaurants. Effective June 2007, we began recognizing gift card breakage as other income on our Consolidated Statements of Income. Gift card breakage is recorded when the likelihood of the redemption of the gift cards becomes remote, which is typically 24 months after original gift card issuance.

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

The Company currently has one smaller, legacy BJ’s Pizza & Grill location that is operating on a month-to-month lease. Additionally, the Company has a lease for one of its larger-format BJ’s Restaurant and Brewhouse locations that will expire during the next 12 months. The Company believes that the expiring lease can be renewed on satisfactory terms and is currently communicating with the respective landlord to determine the specific terms of the renewal. However, there is no guarantee that the Company and landlord can mutually agree to a new lease that is satisfactory to both parties.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Income expressed as percentages of total revenues.

	Fiscal Year
	2008	2007	2006	2005	2004
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.2	25.4	25.7	25.5	24.9
Labor and benefits	35.1	35.1	34.9	35.8	35.5
Occupancy and operating	21.4	19.6	19.3	19.1	19.6
General and administrative	7.3	8.2	8.3	7.5	8.8
Depreciation and amortization	5.1	4.6	4.2	3.9	4.1
Restaurant opening	2.0	2.2	2.2	2.0	2.3
Loss on disposal of assets	0.2	0.6	—	—	—
Natural disaster and related	0.1	—	—	—	—
Legal settlements and terminations	0.6	—	—	—	—
Gain on sale of Pietro’s restaurants	—	—	—	—	(1.3)

Total costs and expenses	97.0	95.7	94.6	93.8	93.9

Income from operations	3.0	4.3	5.4	6.2	6.1
Other income (expense):
Interest income (expense), net	0.5	1.0	0.7	0.6	0.3
Other income (expense), net	0.1	0.2	0.0	0.1	0.1

Total other income (expense)	0.6	1.2	0.7	0.7	0.4

Income before taxes	3.6	5.5	6.1	6.9	6.5

Income tax expense	0.7	1.7	2.0	2.3	1.8

Net income	2.9%	3.8%	4.1%	4.6%	4.7%

FISCAL YEAR 2008 (52 WEEKS) COMPARED TO FISCAL YEAR 2007 (52 WEEKS)

Revenues. Total revenues increased by $58.0 million, or 18.3%, to $374.1 million during the 52 weeks ended December 30, 2008 from $316.1 million during the comparable 52 week period of 2007. The increase in revenues consisted of an increase of approximately $58.7 million in restaurant sales from new restaurants not in our comparable sales base for the prior year, partially offset by an approximate $0.7 million or 0.3%, decrease from comparable restaurant sales. The decrease in comparable restaurant sales resulted from decreased guest traffic offset by an effective menu price increase of approximately 4.9%. In particular, lower levels of guest traffic were experienced by our comparable restaurants located in the Inland Empire and Sacramento areas of California and in the Phoenix, Arizona market, which together contain approximately 20% of our total comparable restaurants for the year. These areas have been, and continue to be, significantly impacted by the slowing national economy, the “credit crunch” and the resulting pressures in general on consumer spending and confidence. The slowing domestic economy and the accompanying pressures of lower housing, investment and savings account values, reduced credit availability, and higher food and fuel costs on the consumer have negatively impacted overall consumer traffic for casual dining during fiscal 2008. While food and energy costs have somewhat abated recently, we continue to expect the overall domestic economy to continue to contract, and that rising unemployment will continue to put pressure on consumer spending in casual dining restaurants during fiscal 2009. Accordingly, we do not expect guest traffic in our comparable restaurants to increase during the upcoming year; in fact, it may continue to decline if the economy further weakens.

Our restaurants, like most in casual dining, continue to be impacted by inflationary costs including pressures in certain commodities, labor and other operating expenses. If these inflationary pressures continue, it may be necessary to consider additional menu price increases to help protect our restaurant operating margins during fiscal 2009. However, if our guests do not accept our price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of the menu price increase could be negated and our operating margins could be impacted. Additionally, to help protect guest traffic and to respond to the actions of our competitors, we may consider selective menu offerings at reduced price points, in certain markets from time to time, which could have the effect of further reducing the benefit of any menu price increases.

All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 30, 2008, can impact comparable sales comparisons. Accordingly, there can be no assurance that increases in comparable sales will be achieved as a result of increased menu prices or other factors.

Cost of Sales. Cost of sales increased by $14.0 million, or 17.5%, to $94.4 million during the 52 weeks ended January 1, 2008 from $80.4 million during the comparable 52 week period of 2007. As a percentage of revenues, cost of sales decreased to 25.2% for the current 52 week period from 25.4% for the prior year comparable 52 week period. This decrease is primarily due to increased revenues from our estimated effective menu price increases and reduced food waste (largely resulting from our recently-implemented theoretical food cost system), partially offset by increased commodity costs, including meat, cheese, produce, soups/sauces/dressings and grocery costs.

We do anticipate that cost of sales in our new restaurants will typically be higher during the first several months of operations versus our mature restaurants, as our restaurant management teams become accustomed to optimally predicting, managing and servicing the sales volumes at our new restaurants. Accordingly, a comparatively large number of new restaurant openings in any single quarter may significantly impact total cost of sales comparisons for our entire business. Additionally, restaurants opened in new markets may initially experience higher commodity costs than our established restaurants, where we have greater market penetration that generally results in purchasing and distribution economies of scale.

We provide our customers a large variety of menu items and therefore we are not overly dependent on a single group of commodities. We believe the overall cost environment for food commodities in general will remain under significant pressure during 2009, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. Based on information available to us as of March 6, 2009, our preliminary expectation is that the overall cost of our “basket” of food commodities is likely to increase in the 3% range during 2009. This expectation is based on our belief as to current and expected market conditions and is subject to significant risks and uncertainties, including the continuing volatility in the domestic and worldwide food and energy commodity markets. See “Business—Supply Chain Management” in Part I, Item 1 of this Annual Report on Form 10-K. We continue to work with our suppliers to attempt to control food costs. However, there can be no assurance that future supplies and costs for commodities used in our restaurants will not fluctuate due to weather and other market conditions outside of our control.

The cost to produce and distribute our proprietary beer is also included in our cost of sales. After several months of operational due diligence, in April 2008, we retained one of the larger commercial brewers of quality craft beer in the United States to begin producing two of our higher-volume proprietary craft beers. We are in the process of engaging additional large-scale contract brewers and expect to utilize three to four during 2009. We currently estimate that as much as 55% of our total requirement for proprietary beer (approximately 30,500 barrels) will be provided by contract brewers during fiscal 2009. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. As a result, over the next several years, we expect that the production cost of our larger volume proprietary beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer. However, freight costs from our contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and therefore obtain increased leverage with our transportation vendors.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $20.3 million, or 18.3%, to $131.3 million during the 52 weeks ended December 30, 2008 from $111.0 million during the comparable 52 week period of 2007. This increase was primarily due to the opening of 15 new restaurants since the 52 weeks ended January 1, 2008. As a percentage of revenues, labor and benefit costs remained comparable at 35.1% for the current 52 week period as compared to the same 52 week period of 2007. Included in labor and benefits for the 52 weeks ended December 30, 2008 and January 1, 2008 is approximately $806,000 and $683,000, or 0.2% and 0.2% of revenues, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program, respectively.

The California minimum wage increased $0.50 to $8.00 per hour effective January 1, 2008. Nevada and Kentucky’s minimum wages increased $0.52 and $0.70, respectively, on July, 1, 2008. Oklahoma, Texas, Indiana and Louisiana’s minimum wages increased $0.70 on July 24, 2008 and is scheduled to increase again on July 24, 2009. Additionally, the federal minimum wage increased $0.70 to $6.55 per hour effective July 24, 2008 and is scheduled to increase again in July 2009. In the past, we have been able to react to changes in our key operating costs, including minimum wage increases, by gradually increasing our menu prices and improving our productivity in our restaurants. However, we cannot guarantee that all or any future cost increases can be offset by increased menu prices or that increased menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.

For new restaurants, labor expenses will typically be higher than normal during the first several months of operations until our restaurant management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes expected at our new restaurants. Accordingly, a comparatively large number of new restaurant openings in any single quarter may significantly impact labor cost comparisons for the entire Company.

Beginning in fiscal 2007, we implemented a performance-based equity incentive plan, the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”), for our restaurant general managers, executive kitchen managers and field supervision personnel. The new equity incentive plan consists of awards of restricted stock units that require five-year service and performance commitments, among other factors. The non-cash pre-tax compensation expense associated with these awards was approximately $1.1 million for fiscal 2008, of which $831,000 was related to restaurant general managers and executive kitchen managers and included in Labor and Benefits for accounting purposes. This expense will increase during fiscal 2009 as we continue to open new restaurants and thereby increase the number of participants in the GSSOP.

Occupancy and Operating. Occupancy and operating expenses increased by $18.3 million, or 29.6%, to $80.2 million during the 52 weeks ended December 30, 2008 from $61.9 million during the comparable 52 week period of 2007. The increase reflects additional operating and occupancy expenses related to the 15 new restaurants we opened since the 52 weeks ended January 1, 2008. As a percentage of revenues, occupancy and operating expenses increased to 21.4% for the 52 week period from 19.6% for the prior year comparable 52 week period. This percentage increase is principally a result of absolute dollar increases for upgraded china, silverware, glassware and linen napkins in our restaurants; increased marketing costs as we increased the use of electronic and print media to support our new menu items, guest services and lunch specials; and, increased utility costs, coupled with de-leveraging of the fixed component of these expenses as a result of the 0.3% decrease in comparable restaurant sales during fiscal 2008.

General and Administrative. General and administrative expenses increased by $1.3 million, or 4.8%, to $27.3 million during the 52 weeks ended December 30, 2008 from $26.0 million during the comparable 52 week period of 2007. Included in general and administrative costs for the 52 weeks ended December 30, 2008 and January 1, 2008 is $2.5 million and $2.2 million, respectively, of stock-based compensation expense related to the adoption of FASB Statement No. 123(R), Share-Based Payment (“Statement No. 123 (R)”). This increase is primarily due to planned investments in field supervision and corporate infrastructure to support our growth, higher travel and lodging costs related to our new restaurants in new states and higher restaurant management recruiting and training costs offset by lower incentive compensation based on fiscal 2008 financial results. As a percentage of revenues, general and administrative expenses decreased to 7.3% for the 52 week period ended December 30, 2008 from 8.2% for the prior year comparable 52 week period. This decrease is primarily due to leverage of the fixed component of these expenses over a higher revenue base, coupled with lower performance incentive expenses compared to the prior year.

Depreciation and Amortization. Depreciation and amortization increased by $4.8 million, or 33.0%, to $19.2 million during the 52 weeks ended December 30, 2008 from $14.4 million during the comparable 52 week period of 2007. As a percentage of revenues, depreciation and amortization increased to 5.1% for the 52 week period from 4.6% for the prior year comparable 52 week period. This increase is primarily a result of the increased construction costs to build new restaurants as compared to our original base of restaurants coupled with the de-leveraging of the fixed component of these expenses as a result of the 0.3% decrease in comparable restaurant sales during fiscal 2008.

Restaurant Opening. Restaurant opening expenses increased by approximately $443,000, or 6.4%, to $7.4 million during the 52 weeks ended December 30, 2008 from $6.9 million during the comparable 52 week period of 2007. This increase is primarily due to opening costs related to 15 restaurant openings during the 52 weeks ended December 30, 2008, compared to 13 restaurant openings for the 52 weeks ended January 1, 2008, coupled with higher travel and lodging costs related to openings in our new states. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. See “Business—Restaurant Opening Expenses” in Part I, Item 1 of this Annual Report on Form 10-K.

Loss on Disposal of Assets. Loss on disposal of assets decreased by $1.1 million or 57.4%, to $0.9 million during the 52 weeks ended December 30, 2008 from $2.0 million during the comparable 52 week period of 2007. In 2007, we upgraded all of our china, silverware, and glassware and decommissioned four of our older, smaller and inefficient “legacy” breweries in addition to normal disposal costs associated with our ongoing remodel and upgrade initiatives. In the current year, we incurred normal disposal costs associated with the ordinary course of business, along with asset disposals related to selected restaurant remodeling activities.

Natural Disaster and Related. Natural disaster and related costs of $446,000, for the 52 weeks ended December 30, 2008, relates to property and facility damages from hurricanes Gustav and Ike in excess of our related insurance coverage.

Legal Settlements and Terminations. Legal settlements and terminations of $2.1 million, for the 52 weeks ended December 30, 2008, principally relate to accrued compensation and related benefits resulting from the December 2008 departure of the Company’s two co-founders and estimated costs to settle two California employment practice lawsuits that have been outstanding since 2004 and 2005.

Interest Income, Net. Net interest income decreased by $1.5 million, or 46.7%, to $1.8 million during the 52 weeks ended December 30, 2008 from $3.3 million during the comparable 52 week period of 2007. This decrease is primarily due to lower investment balances, coupled with lower interest rates, compared to the same period last year.

Other Income, Net. Net other income decreased by $106,000, or 21.9% to $376,000 during the 52 weeks ended December 30, 2008 from $482,000 during the comparable 52 week period of 2007. In the second quarter of 2007, we began recognizing gift card breakage income resulting in a one time cumulative pick up in gift card breakage income at adoption. Our gift card breakage income is based on an analysis of our gift card program since its inception in which we determined that 24 months after issuance date the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for the 52 weeks ended December 30, 2008 was 21.0% compared to 31.9% for the comparable 52 week period of 2007. The effective income tax rate for the 52 weeks ended December 30, 2008 differs from the statutory income tax rate primarily due to FICA tip credits, the non-deductibility of incentive stock options and tax free interest on our investments. We currently estimate our effective tax rate to be approximately 27.0% to 29.0% for fiscal 2009. However, the actual effective tax rate for fiscal 2009 may be different than our current estimate due to actual revenues, pre-tax income, tax credits achieved during the year and tax deductibility of our interest on our investments.

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

Beginning in fiscal 2007, we implemented the GSSOP for our restaurant general managers, executive kitchen managers and field supervision personnel. The GSSOP consists of awards of restricted stock units that require five-year service and performance commitments, among other factors. The non-cash pre-tax compensation expense associated with these awards was approximately $849,000 for fiscal 2007.

Occupancy and Operating. Occupancy and operating expenses increased by $15.7 million, or 34.0%, to $61.9 million during the 52 weeks ended January 1, 2008 from $46.2 million during the comparable 52 week period of

2006. The increase reflects additional operating and occupancy expenses related to the 13 new restaurants we opened since the 52 weeks ended January 2, 2007. As a percentage of revenues, occupancy and operating expenses increased to 19.6% for the 52 week period from 19.3% for the prior year comparable 52 week period. This increase is primarily due to increased costs related to our upgraded china, silverware, glassware and linen napkins, gross receipts tax, license fees and increased merchant credit card fees passed through to us by our transaction processor partially offset by increased leverage of the fixed component of these expenses from higher revenues.

General and Administrative. General and administrative expenses increased by $6.2 million, or 31.1%, to $26.0 million during the 52 weeks ended January 1, 2008 from $19.8 million during the comparable 52 week period of 2006. Included in general and administrative costs for the 52 weeks ended January 1, 2008 and January 2, 2007 is $2.2 million and $1.6 million, respectively, of stock-based compensation expense related to the adoption of FASB Statement No. 123(R). This increase is primarily due to planned investments in field supervision and corporate infrastructure to support our growth, higher travel and lodging costs related to our new restaurants in new states and higher restaurant management recruiting and training costs. As a percentage of revenues, general and administrative expenses decreased slightly to 8.2% for the 52 week period ended January 1, 2008 from 8.3% for the prior year comparable 52 week period. This decrease is primarily due to leverage of the fixed component of theses expenses over a higher revenue base.

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

Restaurant Opening. Restaurant opening expenses increased by $1.7 million, or 32.1%, to $6.9 million during the 52 weeks ended January 1, 2008 from $5.3 million during the comparable 52 week period of 2006. This increase is primarily due to opening costs related to 13 restaurant openings during the 52 weeks ended January 1, 2008, compared to 11 restaurant openings for the 52 weeks ended January 2, 2007, coupled with higher travel and lodging costs related to openings in our new states and higher preopening rent. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Loss on Disposal of Assets. Loss on disposal of assets of $2.0 million, or 0.6% of revenues for the 52 weeks ended January 1, 2008 is due to the implementation of our strategic and growth initiatives. As a result of these initiatives, we made several strategic decisions to upgrade certain assets in our restaurants including the replacement of existing televisions with new flat panel, high definition televisions, and the implementation of a more contemporary china/silverware/glassware program and the acceleration of depreciation for two restaurants that were remodeled during fiscal 2007. We also decommissioned four of our older, smaller and inefficient “legacy” breweries and shifted those brewing activities to our new, larger and more efficient Reno brewery that began initial production activities in the fourth quarter of 2006. We currently believe that, over the long run, it will become more beneficial to increase our contract brewing due to the economies of scale that can be obtained from brewing beer in large quantities, as well as legal considerations in some states where we desire to open restaurants. As such, we expect to gradually increase our contract brewing relationships over the next several years. As a result of this expected increase in contract brewing we intend to rebalance our internal production and may decommission other internally-operated breweries, which may result in additional disposals of related assets in the future. Additionally, we relocated our home office support activities to a larger leased facility to more effectively accommodate our planned future expansion which resulted in the disposal of certain nonproductive support-related assets.

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

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	December 30, 2008	January 1, 2008
Cash and investments	$8,852	$52,717
Net working capital (1)	$(19,614)	$33,502
Current ratio	0.7:1.0	1.8:1.0

(1)	The change to a deficit as of December 30, 2008 is principally due to the reclassification of our investments in auction rate securities from current assets to non-current assets.

	52 Weeks Ended
	December 30, 2008	January 1, 2008
Cash provided by operating activities	$58,511	$35,325
Capital expenditures	$79,183	$72,733

Our capital requirements are principally related to our restaurant expansion plans. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve an approximate 15% increase in total restaurant operating weeks during fiscal 2009 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2008 openings. Our base of established restaurant operations is not yet large enough to generate enough cash flow from operations to totally fund our planned restaurant expansion at the rate that it is currently contemplated over the longer run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. During fiscal 2008, we secured approximately $15 million of committed tenant improvement allowances. However, in light of current conditions in the credit markets, there can be no assurance that such allowances will continue to be available to us. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our restaurants, and we may determine at some future point to monetize those assets through a sale-leaseback or other financial transaction, provided that the financial markets for those transactions are functioning normally. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build out our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $58.5 million of net cash during the 52 weeks ended December 30, 2008, a $23.2 million increase from the $35.3 million generated during the 52 week period of 2007. The net increase in cash from operating activities for the 52 weeks ended December 30, 2008, in comparison to the 52 weeks ended January 1, 2008, is primarily due to higher depreciation expense due to more restaurants and non-cash stock-based compensation expense, coupled with decreases in accounts and other receivables and tenant allowance receivables due to timing, primarily offset by the increase in inventory, accrued expenses and other liabilities and the decrease in net income.

For the 52 weeks ended December 30, 2008, total capital expenditures were $79.2 million, of which expenditures for the acquisition of land, restaurant and brewery equipment and leasehold improvements to construct new restaurants were $66.7 million. These expenditures were primarily related to the construction of our 15 new restaurants opened by the end of the fiscal year, as well as approximately $5.0 million of construction-in-progress expenditures related to new restaurants expected to open in fiscal 2009. In addition, total capital expenditures related to the upgrade/maintenance of existing restaurants and corporate systems were $11.9 million and $0.6 million, respectively.

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

On December 15, 2005, we established a $10 million unsecured revolving line of credit (the “Original Line of Credit”) with an original expiration date of December 31, 2008. On October 17, 2007, we replaced this unsecured revolving line of credit with a new $25 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. On March 18, 2008, we increased the line of credit to $45 million. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements. As of December 30, 2008, there were funded borrowings of $9.5 million outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $2.8 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires a Fixed Charge Coverage Ratio. At December 30, 2008, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. While we have the Line of Credit in place and it can be currently drawn upon, in the event that global credit market conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

We currently plan to open 9 to 11 new restaurants during fiscal 2009. As of March 6, 2009, we have entered into five signed leases or purchase agreements for those new restaurants, and we expect to enter into additional leases for new restaurant locations. Our capital requirements related to opening additional restaurants will continue to be significant. We currently anticipate our capital expenditures for 2009, excluding any tenant improvement allowances, to be $50 million to $60 million related to the construction of new restaurants, the reinvestment in some of our older restaurants as well as normal maintenance capital expenditures and the investment in toolsets and infrastructure. We expect to fund our expected capital expenditures for 2009 with current cash and investment balances, cash provided by operating activities, tenant improvement allowances and our line of credit. During fiscal 2009, we are currently expecting to obtain approximately $12 million to $13 million of committed tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of expansion, real estate markets, construction costs, the specific sites selected for new restaurants, and the nature of the lease and associated financing arrangements negotiated with landlords.

As of December 30, 2008, our investments consisted of auction rate securities (“ARS”) with a par or face value of $35.0 million. These auction rate securities, AAA-rated when purchased, are long-term debt obligations secured by student loans, which loans are 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). The recent uncertainties in the credit markets have affected our holdings in these ARS investments, since auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments, these investments are not currently trading and, therefore, do not currently have a readily determinable market value. In accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), we estimated the fair value of our auction rate securities investments using valuation models and methodologies provided by a third party. Based on these valuation models and methodologies, we recognized a temporary unrealized loss in the fair value of our ARS investments of approximately $4.4 million as of December 30, 2008. In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”), a temporary change in fair value results in an unrealized holding gain or loss being recorded in the “other comprehensive income (loss)” component of shareholders’ equity. Such an unrealized holding gain or loss does not affect net income for the applicable accounting period. We review several factors to determine whether a loss is other than temporary, such as the length of time an investment is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, the financial condition and near term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the current illiquidity of these investments and the uncertainty regarding the auction rate securities market, we have also reclassified these investments to non-current investments for the current reporting period at fair value. Absent a more favorable remedy in our current arbitration proceedings relating to our ARS investments, we currently anticipate holding the remaining ARS investments until a recovery of the auction process, recovery of fair value or until maturity, which is between 2020 and 2047. We currently expect such recoveries to occur prior to maturity. During the third and fourth quarters of fiscal 2008, we received partial redemptions, at par, of certain ARS investments; however, there is no guarantee we will receive any future redemptions. We will continue to monitor the auction rate securities market and the liquidity and value of the securities we hold. Additional adjustments to the fair value may be required from quarter to quarter to reflect changes in market conditions. We have filed an arbitration claim against the broker-dealer relating to investments in auction rate securities made on our behalf. See Part I, Item 3.—“Legal Proceedings” of this Form 10-K for additional details regarding this claim.

We currently believe that our projected cash flow from operations, cash balances on hand, agreed-upon tenant improvement allowances and our $45 million credit facility, should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities through at least fiscal 2009. We currently believe that the current lack of liquidity of our auction rate securities investments will not have a material impact on our ability to fund our operations or continue our expansion through at least 2009. However, if current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital are obtained. Our base of established restaurant operations is not yet large enough to generate enough cash flow from operations to totally fund our planned restaurant expansion at the rate that it is currently contemplated over the longer run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

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

For these three Pietro’s restaurants sold, sales were $644,000 and pre-tax income was $111,000 for the 13 weeks ended March 28, 2004. The net book value of the assets sold as of March 28, 2004 was $500,000.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 30, 2008, we are not involved in any off-balance sheet arrangements.

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

Many of our restaurant employees are paid hourly rates related to the federal minimum wage. In fiscal 2007, Congress enacted an increase in the federal minimum wage implemented in three phases, beginning in fiscal 2007 and concluding in fiscal 2009. In addition, numerous state and local governments increased the minimum wage within their jurisdictions, with further state minimum wage increases going into effect in fiscal 2008. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher volume periods than other periods of the year. In addition, during the 52 weeks ended December 30, 2008, we opened our first restaurants in Kentucky, Louisiana, Indiana and Washington, and accordingly, those restaurants will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those states. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Fair Value of Investments

We measure all available-for-sale or non-current investments at fair value in accordance with fair value measurements prescribed by FAS 157. We believe that the valuation models and methodologies provided by a third party, who uses “Level 3” inputs as defined by FAS 157, provides us with the appropriate basis to estimate fair value for investments that are not currently trading on the open market. In accordance with FAS 157, we recognize temporary changes in the fair value of our investments as unrealized holding gains or losses recorded in “other comprehensive income (loss),” which is a component of shareholders’ equity and does not affect net income for the applicable accounting period. For declines in fair value that are below our carrying value and deemed to be other than temporary, we would record a charge against net earnings.

Property and Equipment

We record all property and equipment at cost. Property and equipment accounting requires estimates of the useful lives for the assets for depreciation purposes and selection of depreciation methods. We believe the useful lives reflect the actual economic life of the underlying assets. We have elected to use the straight-line method of depreciation over the estimated useful life of an asset or the primary lease term of the respective lease, whichever is shorter. Renewals and betterments that materially extend the useful life of an asset are capitalized while maintenance and repair costs are charged to operations as incurred. Judgment is often required in the decision to distinguish between an asset which qualifies for capitalization versus an expenditure which is for maintenance and repairs. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation or amortization accounts are relieved, and any gain or loss is included in earnings. Additionally, interest capitalized for new restaurant construction is included in “Property and equipment, net” on the Consolidated Balance Sheet.

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of December 30, 2008, no impairment indicators have been identified.

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

As of January 3, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not result in an adjustment to opening retained earnings. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2008, unrecognized tax benefits recorded was approximately $155,000.

Leases

We lease the majority of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (“Statement No. 13”), which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases pursuant to the requirements of FASB Statement No. 13. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases (“FTB 88-1”), all tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease. The related cash received from the landlord is reflected as “landlord contribution for tenant improvements, net” within operating activities of our Consolidated Statements of Cash Flows.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. In accordance with FSP 13-1, we expense rent from possession date through restaurant open date as preopening expense, in accordance with FSP 13-1. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement.

There is potential for variability in the rent holiday period, which begins on the possession date and ends on the restaurant open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater preopening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).

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

Beginning in 2008, we also began issuing RSUs as a component of the annual equity grant award to officers and other employees under our 2005 Equity Incentive Plan. These grants are non-GSSOP grants. Under our 2005 Equity Incentive Plan we have issued approximately 476,000 RSUs as of December 30, 2008, including both GSSOP and non-GSSOP grants. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). RSUs generally cliff vest, either ratably in years two through five or 100% after five years for GSSOP participants, and generally vest at 20% per year for non-GSSOP or other RSU grantees.

We account for these plans under the fair value recognition provisions of FASB Statement No. 123(R) using the modified-prospective-transition method. Compensation expense recognized in the 52 weeks ended December 30, 2008 and January 1, 2008 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of FASB Statement 123 (R)), based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). FASB Statement No. 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. FASB Statement No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FAS 157 was issued which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. This Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, for which application has been deferred for one year. We adopted the provisions of FAS 157 during the first quarter of fiscal 2008.

On February 12, 2008, the FASB issued Statement No. 157-2, Effective Date of FASB Statement No. 157 (“FAS 157-2”), which amends FAS 157 to delay the implementation date for fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. We do not expect that the provisions of FAS 157-2 will have a material impact on our consolidated financial statements.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 30, 2008, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Operating leases (1)	$245,687	$16,483	$33,116	$31,399	$164,689
Purchase obligations (2)	6,453	1,811	3,406	1,236	—

Total	$252,140	$18,294	$36,522	$32,635	$164,689

Other Commercial Commitments
Standby letters of credit	$2,770	$2,770	$—	$—	$—
Long-term debt obligations	9,500	—	—	9,500	—

Total	$12,270	$2,770	$—	$9,500	$—

(1)	For more detailed description of our operating leases, refer to Note 6 in the accompanying consolidated financial statements.
(2)	Amounts represent non-cancelable commitments for the purchase of goods and other services.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to December 30, 2008. Our aggregate future commitment relating to these leases is $17.5 million and is not included in operating leases above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the 52 weeks ended December 30, 2008, the average interest rate earned on cash and cash equivalents and investments was approximately 4.3%. As of December 30, 2008, our investment portfolio consisted of auction rate securities with a par or face value of approximately $35.0 million currently classified as non-current investments. These auction rate securities, AAA rated when purchased, are long-term debt obligations secured by student loans, which are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals up to 35 days. The final maturity dates of these auction rate securities are between 2020 and 2047. The recent uncertainties in the credit markets have affected our holdings in auction rate securities investments, since auctions for these securities have failed to settle on their respective settlement dates. While we continue to earn interest on our auction rate securities investments, these investments are not currently trading and, therefore, do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities investments no longer approximates par or face value and in accordance with applicable accounting rules, we recognized a temporary decline in the fair value of our auction rate securities investments of approximately $4.4 million as of December 30, 2008.

The fair market value of these securities is subject to further interest rate risk and could decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of December 30, 2008, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future. Additionally, the current illiquidity of our investments in auction rate securities and the uncertainty regarding the auction rate securities market has caused us to reclassify our investments in those securities to non-current assets, and there can be no guarantee that the markets supporting these investments will recover in the near future, if at all. If current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital can be obtained. While we have a $45 million credit facility in place, in the event that global credit market or general economic conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

We purchase food and other commodities for use in our operations based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. During 2009, it may not be possible for us to enter into as many fixed-price contracts for the entire year for many of our food commodity requirements due to the recent volatility in the worldwide markets for such commodities. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements and other data attached hereto beginning on page F1 of this report.

ITEM 9.    CHANGESIN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited BJ’s Restaurants, Inc.’s internal control over financial reporting as of December 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BJ’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, BJ’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BJ’s Restaurants, Inc. as of December 30, 2008 and January 1, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2008 of BJ’s Restaurants, Inc. and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Irvine, California

March 4, 2009

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Ethics and a Code of Business Conduct to promote honest and ethical conduct of our business, professional and personal relationships. The Code of Business Ethics covers all executives, including our principal executive officer and principal financial and accounting officer. The Code of Business Conduct is applicable to all directors, executives and other employees. A copy of both the Code of Business Ethics and Code of Business Conduct is available on our website (http://www.bjsrestaurants.com). The Company intends to post any amendments to or waivers from its Code of Business Ethics and Code of Business Conduct at this website location.

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 30, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 30, 2008.

ITEM 12.    SECURITYOWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 30, 2008.

ITEM 13.    CERTAINRELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 30, 2008.

See Part II, Item 5—“Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 30, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 30, 2008 and January 1, 2008.

Consolidated Statements of Income for each of the three fiscal years in the period ended December 30, 2008.

Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended December 30, 2008.

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 30, 2008.

Notes to the Consolidated Financial Statements.

(2)	FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 to the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1**	Summary of Compensation for Non-Employee Directors.

10.2	Intentionally omitted.

10.3**	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.

10.4**	BJ’s Restaurants, Inc. Amended and Restated 1996 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the 2004 Annual Report.

10.5**	BJ’s Restaurants, Inc. 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Form 8-K filed June 17, 2005.

Exhibit Number	Description

10.6**	Stock Option Agreement for Executive Officers and Employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Form 8-K filed July 1, 2005.

10.7**	Executive Officers and Employee Grant Notice under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.

10.8**	Stock Option Agreement for Non-Employee Directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the year ended January 3, 2006.

10.9**	Non-Employee Director Grant Notice under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended January 3, 2006.

10.10	Intentionally omitted.

10.11	Intentionally omitted.

10.12**	Separation Agreement and General Release, dated December 17, 2008, between the Company and Paul A. Motenko.

10.13**	Separation Agreement and General Release, dated December 17, 2008, between the Company and Jeremiah J. Hennessey.

10.16**	Employment Agreement dated September 6, 2005 between the Company and Gregory S. Levin, employed as Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 3, 2005.

10.17**	Form of Restricted Stock Unit Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 13, 2007.

10.18**	Employment Agreement between the Company and Tom Norton, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 12, 2006.

10.19**	Form of Employee Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on October 31, 2006.

10.20**	Summary of BJ’s Restaurants, Inc. Performance Incentive Plan, incorporated by reference to Exhibit 10.20 of the Form 10-K filed on March 13, 2007.

10.24**	Employment Agreement dated January 12, 2005 between the Company and Gerald (Jerry) W. Deitchle, employed as Chief Executive Officer, incorporated by reference to Exhibit 10.28 of the Form 10-K filed on March 15, 2005.

10.25**	Employment Agreement dated August 10, 2005 between the Company and John D. Allegretto, employed as Chief Supply Chain Officer, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on November 3, 2005.

10.26**	Employment Agreement dated June 12, 2003 between the Company and Gregory S. Lynds, employed as Chief Development Officer, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on or about March 14, 2008.

10.27**	Form of Restricted Stock Unit Agreement (non-GSSOP) under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 6, 2007.

10.28**	Form of Restricted Stock Unit Notice (non-GSSOP) under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.

10.29	Line of Credit Agreement, dated October 17, 2007, between the Company and Bank of America, N.A., incorporated by reference to Exhibit 10.29 of the Form 10-K filed on or about March 14, 2008.

Exhibit Number	Description

10.30	Amendment No. 1 to Loan Agreement, dated March 18, 2008, between Bank of America, N.A. and the Company, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 9, 2008.

10.31	Employment Agreement, dated July 1, 2008, between the Company and Matt Hood, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2008

10.32	Stock Purchase Agreement by and between the Company, The Jacmar Companies and William H. Tilley dated February 22, 2001, incorporated by reference to Exhibit 10.12 of the Form 10-K filed on April 2, 2001

10.33	Facilitation Agreement between BJ Chicago LLC (“LLC”) and Chicago Pizza & Brewery, Inc. dated December 20, 2000 in furtherance of the Stock Purchase Agreement between LLC and ASSI, Inc, incorporated by reference to Exhibit 10.13 of the Form 10-K filed on April 2, 2001.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Section 302 Certifications of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.

	By:	/s/ GERALD W. DEITCHLE
March 12, 2009		Gerald W. Deitchle Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ GERALD W. DEITCHLE Gerald W. Deitchle	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2009

By:	/s/ GREGORY S. LEVIN Gregory S. Levin	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 12, 2009

By:	/s/ PETER A. BASSI	Director	March 12, 2009
Peter A. Bassi

By:	/s/ LARRY D. BOUTS	Director	March 12, 2009
Larry D. Bouts

By:	/s/ SHANN M. BRASSFIELD	Director	March 12, 2009
Shann M. Brassfield

By:	/s/ JAMES A. DAL POZZO	Director	March 12, 2009
James A. Dal Pozzo

By:	/s/ JOHN F. GRUNDHOFER	Director	March 12, 2009
John F. Grundhofer

By:	/s/ J. ROGER KING	Director	March 12, 2009
J. Roger King

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. as of December 30, 2008 and January 1, 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BJ’s Restaurants, Inc. at December 30, 2008 and January 1, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BJ’s Restaurants, Inc.’s internal control over financial reporting as of December 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Irvine, California

March 4, 2009

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 30, 2008	January 1, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,852	$11,617
Investments	—	41,100
Accounts and other receivables	10,084	11,235
Inventories	3,606	2,544
Prepaids and other current assets	4,500	3,444
Deferred income taxes	8,680	6,045

Total current assets	35,722	75,985

Property and equipment, net	262,205	202,781
Goodwill	4,673	4,673
Non-current investments	30,617	—
Notes receivable	633	716
Other assets, net	1,359	1,144

Total assets	$335,209	$285,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,688	$10,778
Accrued expenses	42,648	31,705

Total current liabilities	55,336	42,483

Deferred income taxes	11,803	6,957
Long-term debt	9,500	—
Other liabilities	26,293	15,336

Total liabilities	102,932	64,776
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 60,000 shares authorized and 26,718 and 26,358 shares issued and outstanding as of December 30, 2008 and January 1, 2008, respectively	166,649	165,578
Capital surplus	17,108	12,350
Accumulated other comprehensive loss	(4,383)	—
Retained earnings	52,903	42,595

Total shareholders’ equity	232,277	220,523

Total liabilities and shareholders’ equity	$335,209	$285,299

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2008	2007	2006
Revenues	$374,076	$316,095	$238,928
Costs and expenses:
Cost of sales	94,412	80,374	61,420
Labor and benefits	131,328	111,031	83,292
Occupancy and operating	80,212	61,906	46,198
General and administrative	27,264	26,008	19,832
Depreciation and amortization	19,184	14,421	9,983
Restaurant opening	7,384	6,940	5,253
Loss on disposal of assets	855	2,004	—
Natural disaster and related	446	—	—
Legal settlements and terminations	2,086	—	—

Total costs and expenses	363,171	302,684	225,978

Income from operations	10,905	13,411	12,950

Other income:
Interest income, net	1,764	3,306	1,690
Other income, net	376	482	39

Total other income	2,140	3,788	1,729

Income before income taxes	13,045	17,199	14,679
Income tax expense	2,737	5,494	4,834

Net income	$10,308	$11,705	$9,845

Net income per share:
Basic	$0.39	$0.45	$0.42

Diluted	$0.39	$0.44	$0.41

Weighted average number of shares outstanding:
Basic	26,484	26,187	23,287

Diluted	26,749	26,880	24,131

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, January 3, 2006	22,742	$105,295	$3,559	$21,045	$—	$129,899
Exercise of stock options, net	244	982	—	—	—	982
Stock-based compensation expense	—	—	1,951	—	—	1,951
Tax benefit from stock option exercises	—	—	1,870	—	—	1,870
Sale of common stock, net	3,075	58,315	—	—	—	58,315
Net income	—	—	—	9,845	—	9,845

Balance, January 2, 2007	26,061	164,592	7,380	30,890	—	202,862
Exercise of stock options, net	297	1,006	—	—	—	1,006
Stock-based compensation expense	—	—	3,190	—	—	3,190
Tax benefit from stock option exercises	—	—	1,780	—	—	1,780
Proceeds from equity transaction	—	(20)	—	—	—	(20)
Net income	—	—	—	11,705	—	11,705

Balance, January 1, 2008	26,358	165,578	12,350	42,595	—	220,523
Exercise of stock options, net	360	1,071	—	—	—	1,071
Stock-based compensation expense	—	—	3,605	—	—	3,605
Tax benefit from stock option exercises	—	—	1,153	—	—	1,153
Other comprehensive income:
Net income	—	—	—	10,308	—	10,308
Net unrealized loss on investments	—	—	—	—	(4,383)	(4,383)

Other comprehensive income	—	—	—	—	—	5,925

Balance, December 30, 2008	26,718	$166,649	$17,108	$52,903	$(4,383)	$232,277

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2008	2007	2006
Cash flows from operating activities:
Net income	$10,308	$11,705	$9,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,184	14,421	9,983
Deferred income taxes	2,211	2,271	(933)
Stock-based compensation expense	3,343	2,948	1,665
Loss on disposal of assets	855	2,004	—
Natural disaster and related	596	—	—
Changes in assets and liabilities:
Accounts and other receivables	1,001	(8,867)	9
Inventories	(1,062)	(485)	(336)
Prepaids and other current assets	(1,056)	(734)	(813)
Other assets, net	(233)	(704)	(23)
Accounts payable	1,910	(1,168)	3,609
Accrued expenses	10,497	6,759	6,413
Other liabilities	10,644	300	(759)
Landlord contribution for tenant improvements, net	313	6,875	3,227

Net cash provided by operating activities	58,511	35,325	31,887

Cash flows from investing activities:
Purchases of property and equipment	(79,183)	(72,733)	(58,315)
Proceeds from investments sold	12,600	93,923	50,701
Purchases of investments	(6,500)	(102,128)	(41,893)
Collection of notes receivable	83	70	67
Proceeds from sale of assets	—	2,636	—

Net cash used in investing activities	(73,000)	(78,232)	(49,440)

Cash flows from financing activities:
Borrowings on line of credit	22,500	—	—
Payments on line of credit	(13,000)	—	—
Excess tax benefit from stock-based compensation	1,153	1,780	1,870
Proceeds from equity transaction	—	(20)	58,315
Proceeds from exercise of stock options	1,071	1,006	982

Net cash provided by financing activities	11,724	2,766	61,167

Net (decrease) increase in cash and cash equivalents	(2,765)	(40,141)	43,614

Cash and cash equivalents, beginning of year	11,617	51,758	8,144

Cash and cash equivalents, end of year	$8,852	$11,617	$51,758

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—	$—

Cash paid for income taxes	$1,454	$1,171	$4,698

Supplemental disclosure of non-cash financing activity:

For the 52 weeks ended December 30, 2008 and January 1, 2008, $262 and $242 stock-based compensation, respectively, was capitalized related to the development and construction of our new restaurants in accordance with FASB Statement No. 123(R).

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company” or “BJ’s” or in the first person notations “we,” “us” and “our”) was incorporated in California on October 1, 1991. We own and operate 82 restaurants at the end of fiscal 2008, located in California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington and license one restaurant to another entity in Lahaina, Maui. Each of the restaurants is operated as a BJ’s Restaurant & Brewery, BJ’s Restaurant & Brewhouse, or BJ’s Pizza & Grill. During 2008, we opened 15 new restaurants. Our BJ’s Restaurants & Brewery locations manufacture our signature, proprietary BJ’s beer on the restaurant premises. Our other restaurants receive their beer from our “brewery” locations and or third-party contract brewers.

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

Our fiscal year ends on the Tuesday closest to December 31st for financial reporting purposes. Fiscal years 2008, 2007 and 2006 ended on December 30, 2008, January 1, 2008 and January 2, 2007, respectively, and each fiscal year contained 52 weeks.

Segment Disclosure

The Financial Accounting Standards Board (“FASB”) issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards for disclosures about products and services, geographic areas and major customers. We currently operate in one operating segment: casual dining restaurants, some of which have mircrobreweries which produce BJ’s signature, proprietary beers. Additionally, we operate in one geographic area: the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments, money market funds and certificates of deposit with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair market value.

Investments

Our investment portfolio consists of auction rate securities (“ARS”), AAA-rated when purchased, which are long-term debt obligations secured by student loans, which loans are 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). While the final maturity dates of these ARS investments are between 2020 and 2047, the liquidity for these securities had historically been provided by an auction process that reset the applicable interest rate at pre-determined intervals up to 35 days. The value of these investments is determined by not only the credit rating of these investments, but also by the liquidity of the markets in which they trade. Therefore, due to our understanding of the liquidity provided by the auction process, prior to the 2008 fiscal year, we classified these ARS investments as held to maturity current assets and reported these investments at their amortized cost, with realized gains and losses reflected in earnings.

Beginning February 2008, the recent uncertainties in the credit markets affected our holdings in ARS investments, since auctions for these securities failed to settle on their respective settlement dates. While we continue to earn interest on our ARS investments, these investments are not currently trading and, therefore, do not currently have a readily determinable market value. Accordingly, these ARS investments were classified as available-for-sale and reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect) until realized in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). In addition, in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), we estimated the fair value of our ARS investments using valuation models and methodologies provided by a third party. We review several factors to determine whether a loss is other than temporary, such as the length of time an investment is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, the financial condition and near term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the current illiquidity of these investments and the uncertainty regarding the auction rate securities market, we have also reclassified these investments to non-current investments for the current reporting period at fair value. Realized gains or losses are determined on the specific identification cost method. At December 30, 2008, all of our investments were classified in the available-for-sale category and no realized gains or losses were recorded pursuant to the requirements of FAS 115.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and non-current investments. We currently maintain our day to day operating cash balances with a major financial institution. At times, our operating cash balances may be in excess of the FDIC insurance limit.

Our non-current investments primarily include government and municipal auction rate securities with AAA ratings (when purchased) by one or more of the major credit rating agencies. We classified these investments as “available-for-sale” securities and reported them at their fair value, with unrealized temporary gains and losses excluded from net income and reported as a separate component of shareholder’s equity (net of related tax effect) until realized. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. The value of these investments is dependent on the liquidity of markets in which they trade and therefore subject the Company to a concentration of credit risk in these markets.

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

Goodwill and Intangible Assets

Management performs impairment testing annually and more frequently if factors and circumstances indicate an impairment may have occurred. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Management has performed its impairment testing and believes that no impairments existed at December 30, 2008.

Included in other assets are trademarks and covenants not to compete. Trademarks are amortized over 10 years and covenants not to compete are amortized over periods ranging from three to five years.

Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. Management believes that no impairment of the carrying value of the Company’s long-lived assets existed at December 30, 2008.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point-of-sale. Revenues from the sale of gift cards are deferred and recognized upon redemption. Deferred gift card revenue included in accrued expenses on the accompanying balance sheets was $3.6 million and $3.0 million as of December 30, 2008 and January 1, 2008, respectively. We recognize gift card breakage income when the likelihood of the redemption of the cards becomes remote, which is typically 24 months after original issuance. Gift card breakage income is recorded in “Other income, net” on the Consolidated Statements of Income.

Sales Taxes

Revenues are presented net of sales taxes. The obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2008, 2007, and 2006 was approximately $2.6 million, $2.2 million and $1.4 million, respectively.

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

The Company recognizes the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Interest and penalties related to uncertain tax positions are included in income tax expense.

Restaurant Opening

Restaurant payroll, supplies, other start-up costs and rental expense incurred prior to the opening of a new restaurant are expensed as incurred.

Natural Disaster and Related

Natural disaster and related costs relate to property and facility damages incurred from hurricanes Gustav and Ike in excess of related insurance coverage received.

Legal Settlements and Terminations

Legal settlements and terminations principally relate to accrued compensation and related benefits resulting from the December 2008 departure of the Company’s two co-founders and estimated costs to settle two California employment practice lawsuits that have been outstanding since 2004 and 2005.

Leases

We lease the majority of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (“Statement No. 13”) which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases pursuant to the requirements of FASB Statement No. 13. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases (“FTB 88-1”), all tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease. The related cash received from the landlord is reflected as “landlord contribution for tenant improvements, net” within operating activities of our Consolidated Statements of Cash Flows.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. Prior to January 4, 2006, we capitalized rent expense from possession date through construction completion and reported the related asset in property and equipment. Capitalized rent was amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Beginning January 4, 2006, we expense rent from possession date through restaurant open date as preopening expense, in accordance with FASB Statement of Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period (“FSP13-1”). Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement.

There is potential for variability in the rent holiday period, which begins on the possession date and ends on the restaurant open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater preopening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments classified as held to maturity or current assets, accounts receivable, and current liabilities approximate fair values due to the short-term maturity of these instruments. Investments classified as available-for-sale or non-current assets are recorded at fair value based on valuation models and methodologies provided by a third party using “Level 3” inputs as defined by FASB Statement No. 157, Fair Value Measurements (“FAS 157”). The fair value of long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such obligations. Temporary changes in fair value results in unrealized holding gains and losses being recorded in the “other comprehensive income (loss)” component of shareholders’ equity and does not affect net income for the applicable accounting period. Declines in fair value below the Company’s carrying value deemed to be other than temporary are charged against net earnings.

Net Income Per Share

In accordance with the provisions of FASB Statement No. 128, Earnings Per Share (“Statement No. 128”), basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. At December 30, 2008, 476,000 shares of restricted stock units issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for the 52 weeks ended December 30, 2008. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted stock units, calculated using the treasury stock method. Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Statement No. 123(R), Share-Based Payment (“Statement No. 123 (R)”).

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands).

	Fiscal Year
	2008	2007	2006
Numerator:
Net income for basic and diluted net income per share	$10,308	$11,705	$9,845

Denominator:
Weighted-average shares outstanding—basic	26,484	26,187	23,287
Effect of dilutive common stock options and restricted stock units	265	693	844

Weighted-average shares outstanding—diluted	26,749	26,880	24,131

At December 30, 2008, January 1, 2008 and January 2, 2007 there were approximately 1.4 million, 0.4 million, and 0.3 million stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes all changes in equity during a period except those resulting from investment by and distribution to stockholders. Other comprehensive income (loss) reported on our Consolidated Statements of Shareholders’ Equity consist of net income and unrealized gains or losses on available-for-sale investments.

Stock-Based Compensation

We have two stock-based compensation plans—the 2005 Equity Incentive Plan and the 1996 Stock Option Plan—under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units.

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

Beginning in 2008, we also began issuing RSUs as a component of the annual equity grant award to officers and other employees. Under our 2005 Equity Incentive Plan we have issued approximately 476,000 RSUs as of December 30, 2008. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. RSUs generally cliff vest, either ratably in years two through five or 100% after five years for GSSOP participants, and generally vest at 20% per year for other RSU grantees.

We account for these plans under the fair value recognition provisions of FASB Statement No. 123(R) using the modified-prospective-transition method. Compensation expense recognized in the 52 weeks ended December 30, 2008 and January 1, 2008 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of FASB Statement 123 (R)), based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R).

Recent Accounting Pronouncements

In September 2006, FAS 157 was issued which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. This Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, for which application has been deferred for one year. We adopted the provisions of FAS 157 during the first quarter of fiscal 2008.

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

Reclassifications

Certain reclassifications of prior year’s balance sheet amounts, included in the notes below, have been made to conform to the current year’s format.

2. Investments

Investments consist of the following (in thousands):

	Cost or Par Value	Fair Value
January 2, 2007
Current assets:
Investment—held to maturity	$32,895	$32,895
Purchases, issuances and settlements	8,205	8,205

January 1, 2008	$41,100	$41,100

Non-current assets:
Transfers to Investment—available-for-sale	$41,100	$41,100
Purchases, issuances and settlements	(6,100)	(6,100)
Gross unrealized gains	—	631
Gross unrealized losses	—	(5,014)

December 30, 2008	$35,000	$30,617

Our investment portfolio consists of auction rate securities (“ARS”), AAA-rated when purchased, which are long-term debt obligations secured by student loans, which loans are 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. While the final maturity dates of these ARS investments are between 2020 and 2047, the liquidity for these securities had historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals up to 35 days. The value of these investments is determined by not only the credit rating of these investments, but also by the liquidity of the markets in which they trade. Therefore, due to our understanding of the liquidity provided by the auction process, prior to the 2008 fiscal year, the Company classified these investments as held to maturity current assets and reported these investments at their amortized cost.

Beginning February 2008, the recent uncertainties in the credit markets have affected our holdings in ARS investments, since auctions for these securities have failed to settle on their respective settlement dates. While we continue to earn interest on our ARS investments, these investments are not actively trading or trading on a consistent basis and, therefore, do not currently have a readily determinable market value. Accordingly, these ARS investments were classified as available-for-sale and reported at their fair value with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect) until realized in accordance with FAS 115.

In accordance with FAS 157, we estimated the fair value of our auction rate securities investments using valuation models and methodologies provided by a third party. These types of pricing inputs may generally be considered “Level 2,” as defined by FAS 157. However, since there are no currently active markets for our ARS investments, these pricing inputs are currently deemed “Level 3” in accordance with FAS 157. Based on these valuation models and methodologies, we recognized an estimated temporary net unrealized loss in the fair value of our ARS investments of approximately $4.4 million as of December 30, 2008. During the third and fourth quarters of fiscal 2008, $2.1 million of our ARS investments were redeemed at par.

Due to the continued illiquidity of these investments and the uncertainty regarding the auction rate securities market, we have classified these investments as non-current investments for the current reporting period at fair value. Absent a more favorable remedy in our current arbitration proceedings relating to our ARS investments, we currently anticipate holding these ARS investments until a recovery of the auction process, recovery of fair value or until maturity. Any future fluctuation in estimated fair value related to these investments that we consider temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary under applicable accounting rules, we would record a charge to earnings as appropriate. We have also filed an arbitration claim against the broker-dealer relating to investments in auction rate securities made on our behalf.

3. Fair Value Measurement

In September 2006, FAS 157 was issued which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. FAS 157 applies whenever other statements require or permit asset or liabilities to be measured at fair value. As of January 2, 2008, we adopted the provisions of FAS 157 for our non-current investments.

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

As of December 30, 2008, we held auction rate securities investments which are classified as available-for-sale investments and are required to be measured at fair value on a recurring basis. As discussed in Note 2 in this section of our Form 10-K, the recent uncertainties in the credit markets have affected our holdings in auction rate securities investments, since the auctions for these securities have failed to settle on their respective settlement dates. Therefore, in the absence of an active market, we estimated the fair value of these investments using valuation models and methodologies provided by a third party as of December 30, 2008. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty; the timing of the expected future cash flows; the investments interest rate compared to like investments and treasury strips interest rates with comparable maturities, the current illiquidity of the investments; and the expectation of the next time the security is expected to have a successful auction; as well as certain qualitative and quantitative metrics (i.e., structure, collateral and liquidity of the investment and a trinomial discount model, respectively) that an investor would consider when deciding to hold or sell a position based on the certain risk assessments.

Based on these valuation models and methodologies, we recognized an estimated temporary unrealized holding loss in the fair value of our auction rate securities investments of approximately $4.4 million for the fiscal year ended December 30, 2008. We attribute the overall temporary decline in fair value of our auction rate securities investments to date to liquidity issues rather than credit issues. Accordingly, we have recorded the estimated net unrealized holding loss of approximately $4.4 million to accumulated other comprehensive income (loss) as of December 30, 2008. Any future fluctuation in fair value related to these investments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at December 30, 2008, were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities investments, par value	$—	$—	$35,000
Total gains or losses (realized and unrealized):
Included in net income	—	—	—
Included in accumulated other comprehensive income (loss)	—	—	(4,383)

Balance at December 30, 2008	$—	$—	$30,617

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 30, 2008	January 1, 2008
Land	$6,453	$6,453
Building improvements	106,954	75,209
Leasehold improvements	91,919	73,927
Furniture and fixtures	33,448	22,891
Equipment	76,975	57,308

	315,749	235,788
Less accumulated depreciation and amortization	(65,218)	(46,734)

	250,531	189,054
Construction in progress	11,674	13,727

	$262,205	$202,781

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 30, 2008	January 1, 2008
Deferred rent and related	$11,915	$8,531
Payroll related	9,417	9,164
Deferred revenue from gift cards	3,550	2,957
Workers compensation	4,496	3,048
Sales taxes	2,770	2,577
Construction payables	2,599	—
Legal settlements and terminations	2,086	—
Other taxes	1,440	1,108
Income tax payable	—	950
Other	4,375	3,370

	$42,648	$31,705

6. Commitments and Contingencies

Leases

The Company leases its restaurant and office facilities under noncancelable operating leases with remaining terms ranging from approximately 1 to 20 years with renewal options ranging from 5 to 20 years. Rent expense for fiscal 2008, 2007, and 2006 was $18.3 million, $15.2 million, and $10.6 million, respectively.

The Company has certain operating leases, which contain fixed rent escalation clauses. Rent expense for these leases has been calculated on the straight-line basis over the term of the leases, resulting in deferred rent of approximately $8.7 million and $6.1 million at December 30, 2008 and January 1, 2008, respectively. The deferred rent is included in accrued expenses on the accompanying balance sheet and will be amortized to rent expense over the life of the leases.

A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, above the minimum, for fiscal 2008, 2007, and 2006 were approximately $3.1 million, $3.1 million, and $2.5 million, respectively.

Future minimum annual rental payments under noncancelable operating leases are as follows (in thousands):

2009	$16,483
2010	16,662
2011	16,454
2012	15,980
2013	15,419
Thereafter	164,689

$245,687

Additionally, the Company has entered into lease agreements related to the construction of future restaurants with commencement dates subsequent to December 30, 2008. Our aggregate future commitment relating to these leases is $17.5 million.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California Superior Court, Case Number BC310146, and on

March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. On March 2, 2008, and on March 19, 2008, one of Plaintiff’s attorneys filed a notice with the California Labor and Workforce Development Agency, alleging failure to keep adequate pay records and to pay Plaintiff minimum wage. To our knowledge, the Agency has not responded to either of these notices. The parties met for mediation on a non-binding basis. In November 2008, the parties agreed to settle this matter subject to approval from the arbitrator and/or the court. The terms of this proposed settlement are not considered by us to be material to our consolidated financial position.

On February 16, 2006, a former employee filed a lawsuit in Orange County, California, Superior Court, Case Number 06CC00030, on behalf of herself and allegedly other employees, for alleged failure to provide rest periods and meal periods and violation of California Business and Professions Code Section 17200. We have answered the complaint, denying the allegations and raising various additional defenses. The parties met for mediation on a non-binding basis. In May 2008, the parties agreed to settle this matter subject to final approval from the court. The terms of this proposed settlement are not considered by us to be material to our consolidated financial position.

Other Matters

On June 12, 2008, we filed an arbitration claim with the Financial Industry Regulatory Authority (FINRA) against Citigroup Global Investments, Inc. (“Citigroup”) asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, breach of fiduciary duty, a failure to act to the highest standards of good faith and commercial honor, violations of Federal and California securities laws, failure to properly train financial advisers, violation of settlement agreements with regulatory authorities, conspiracy, and violation of its duty to us concerning selection of proper securities arising out of our auction rate securities investments. Citigroup has denied the allegations. The three arbitrators have been selected. The first day for the arbitration hearing has been set for September 29, 2009. The arbitration hearing will be held in Los Angeles, California.

Letters of Credit

The Company has irrevocable standby letters of credit outstanding as required under the Company’s workers’ compensation policy that total $2.8 million as of December 30, 2008, which automatically renews each October 31 for one year unless 30 day notice, prior to such renewal date, is given by the bank. The standby letters of credit have been issued under the Company’s $45 million line of credit and therefore reduce the amount available for borrowing under the credit facility.

Other Commitments

We have severance and employment agreements with certain of our executive officers that provide for payments to those officers in the event of a termination of their employment as a result of a change in control of the Company or without cause, as defined in those agreements. Aggregate payments totaling approximately $1.4 million would have been required by those agreements had all such officers terminated their employment for those reasons as of December 30, 2008.

7. Long-Term Debt

Line of Credit

On October 17, 2007, we established a $25 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. The Line of Credit was increased to $45 million during the first quarter of 2008. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements. As of December 30, 2008, there were funded borrowings of $9.5 million outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $2.8 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires a Fixed Charge Coverage Ratio. At December 30, 2008, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. At December 30, 2008, interest paid on the funded borrowing under the Line of Credit was approximately $168,000 and the weighted average interest rate was approximately 2.6%.

8. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue five million shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at December 30, 2008 or January 1, 2008. The Company currently has no plans to issue shares of preferred stock.

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

9. Income Taxes

The income tax expense (benefit) consists of the following for the last three fiscal years (in thousands):

	Fiscal Year
	2008	2007	2006
Current:
Federal	$(227)	$1,327	$4,462
State	753	1,896	1,306

	526	3,223	5,768
Deferred:
Federal	2,007	2,701	(740)
State	204	(430)	(194)

	2,211	2,271	(934)

Provision for income taxes	$2,737	$5,494	$4,834

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the last three fiscal years:

	Fiscal Year
	2008	2007	2006
Income tax at statutory rates	35.0%	35.0%	35.0%
Permanent differences	(3.6)	(0.5)	1.0
State income taxes, net of federal benefit	4.8	5.5	4.9
Income tax credits	(14.1)	(9.1)	(7.9)
Other, net	(1.1)	1.0	(0.1)

	21.0%	31.9%	32.9%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	December 30, 2008	January 1, 2008
Property and equipment	$(13,983)	$(8,284)
Goodwill	(1,664)	(1,533)
Investments	1,831	—
Accrued expense and other liabilities	8,655	5,818
Stock-based compensation	2,851	1,659
Income tax credits	3,661	3,331
Other	(2,642)	(1,903)

Subtotal	(1,291)	(912)
Valuation allowance	(1,831)	—

Net deferred income taxes	$(3,123)	$(912)

At December 30, 2008, the Company has federal income tax credit carryforwards of approximately $3.7 million, consisting primarily of the credit for FICA taxes paid on reported employee tip income. The FICA tax credits will begin to expire in 2026.

The Company’s deferred tax assets are subject to periodic recoverability assessments. The Company believes that it is more likely than not that the deferred tax asset related to unrealized losses on investments will not be realized. Accordingly, a valuation allowance of $1.8 million was recorded to other comprehensive income at December 30, 2008.

As of January 3, 2007, the Company adopted FIN 48 which requires that the impact of a tax position be recorded in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not result in an adjustment to opening retained earnings. We recognize interest and penalties related to uncertain tax positions in income tax expense and as of December 30, 2008 the amount recorded for interest and penalties did not change by a material amount. As of December 30, 2008, unrecognized tax benefits recorded was approximately $155,000, which, if reversed, would impact our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2007	$89
Additions based on tax positions taken during the current period	79

Balance at January 1, 2008	$168
Reductions based on tax positions taken during the current period	(13)

Balance at December 30, 2008	$155

The Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of December 30, 2008, the earliest tax year still subject to examination by a significant taxing jurisdiction is 2005.

10. Stock-Based Compensation Plans

The Company has two stock-based compensation plans—the 1996 Stock Option Plan and the 2005 Equity Incentive Plan—under which it may issue shares of the Company’s common stock to its employees, officers, directors and consultants. In August 1996, the Company’s shareholders approved the adoption of the 1996 Stock Option Plan which provided for the granting of options to purchase up to 600,000 shares of common stock. The 1996 Stock Option Plan was amended on September 28, 1999 and June 19, 2004, increasing the total number of shares under the plan to 2.2 million. The 1996 Stock Option Plan provided for options to be issued as either incentive stock options or non-statutory stock options as defined under Section 422A of the Internal Revenue Code. The 1996 Stock Option Plan expires on June 19, 2013 unless terminated earlier. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants and the remaining available shares for grant, including those shares related to option awards forfeited or terminated without exercise under the 1996 Stock Option Plan accrue to the 2005 Equity Incentive Plan.

In June 2005, the Company’s shareholder’s approved the 2005 Equity Incentive Plan (“the Plan”) which provides for the grant of incentive and non statutory stock options as well as stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Awards other than incentive stock options generally may be granted only to employees, directors and consultants of the Company, or certain related entities or designated affiliates. The shares of common stock reserved for issuance under this Plan include the aforementioned accrued shares from the 1996 Stock Option Plan plus an additional 3,500,000 shares of the Company’s common stock. As of December 30, 2008 approximately 1.7 million shares were available for future issuance under the Plan. Under the Plan, the Company has granted incentive stock options, non-qualified stock options, and restricted stock units. Shares subject to stock options and stock appreciation rights are charged against the Plan share reserve on the basis of one share for each one share granted while shares subject to other types of awards, including restricted stock units, are charged against the Plan share reserve on the basis of two shares for each one share granted. The Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

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

Beginning in 2008, the Company also began issuing RSUs as a component of the annual equity grant award to officers and other employees. Under the Company’s 2005 Equity Incentive Plan it has issued approximately 476,000 RSUs as of December 30, 2008. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. RSUs generally cliff vest, either ratably in years two through five or 100% after five years for GSSOP participants, and generally vest at 20% per year for other RSU grantees.

The Company accounts for these plans under the fair value recognition provisions of FASB Statement No. 123(R) using the modified-prospective-transition method. Compensation expense recognized in the 52 weeks ended December 30, 2008 and January 1, 2008 include; (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of FASB Statement 123 (R)), based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R).

The following table presents information related to stock-based compensation (in thousands):

	Fiscal Year
	2008	2007	2006
Labor and benefits stock-based compensation	$849	$719	$36
General and administrative stock-based compensation	$2,494	$2,228	$1,628
Capitalized stock-based compensation (1)	$262	$242	$286

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2008	2007	2006
Expected volatility	45.95%	40.61%	38.56%
Risk free interest rate	3.23%	4.64%	4.50%
Expected option life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Fair value of options granted	$6.15	$8.27	$9.48

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

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at January 3, 2006	2,403	$10.09	1,301	$5.50
Granted	245	22.46
Exercised	(244)	4.01
Forfeited	(67)	9.41

Outstanding options at January 2, 2007	2,337	12.04	1,230	$7.09
Granted	211	20.14
Exercised	(297)	3.39
Forfeited	(77)	17.98

Outstanding options at January 1, 2008	2,174	13.79	1,266	$10.36
Granted	237	15.28
Exercised	(359)	2.98
Forfeited	(29)	19.10

Outstanding options at December 30, 2008	2,023	$15.82	1,321	$14.50

Information relating to significant option groups outstanding at December 30, 2008, are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.00 – $ 3.00	56	1.98	$2.73	56	1.98	$2.73
$ 3.01 – $ 6.00	86	2.54	$3.81	86	2.54	$3.81
$ 6.01 – $ 9.00	61	3.53	$7.77	61	3.53	$7.77
$ 9.01 – $12.00	234	5.15	$10.99	196	4.53	$10.97
$12.01 – $15.00	524	6.08	$14.01	452	5.86	$14.13
$15.01 – $18.00	252	7.97	$16.23	31	6.12	$15.51
$18.01 – $21.00	535	7.17	$19.80	297	6.79	$19.69
$21.01 – $24.00	250	6.87	$23.38	125	6.84	$23.40
$24.01 – $27.00	25	7.18	$24.42	17	7.18	$24.42

$ 0.00 – $27.00	2,023	6.27	$15.82	1,321	5.50	$14.50

As of December 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $3.7 million, which is expected to be recognized over the remaining five years.

Restricted Stock Units

Restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding RSUs at January 2, 2007	—	—
Granted	281	$20.27
Vested	—	—
Forfeited	(28)	19.96

Outstanding RSUs at January 1, 2008	253	20.30
Granted	249	12.82
Vested	—	—
Forfeited	(26)	18.50

Outstanding RSUs at December 30, 2008	476	$16.27

The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock-based compensation expense related to RSUs of approximately $1.3 million during the 52 weeks ended December 30, 2008. In addition, total unrecognized stock-based compensation expense related to non-vested restricted shares was approximately $5.7 million, which is expected to be generally recognized over the remaining five years.

11. Employee Benefit Plan

The Company maintains a voluntary, contributory 401(k) plan for all eligible employees. Employees may elect to contribute up to 100% of their earnings, up to a maximum of $15,500, to the plan each year. Employee contributions are matched by the Company at a rate of 33% for the first 6% of deferred income. Contributions by the Company were approximately $129,000, $129,000 and $65,000 in fiscal 2008, 2007 and 2006, respectively.

12. Related Party Transactions

As of December 30, 2008, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 16.2% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently the Company’s largest supplier of food, beverage and paper products. In July 2006, after an extensive competitive bidding process, the Company entered into a three-year agreement with a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. Jacmar will continue to service the Company’s restaurants in California and Nevada, while other system distributors will service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with $46.8 million, $42.9 million and $27.1 million of food, beverage and paper products for fiscal 2008, 2007 and 2006, respectively, which represent 49.5%, 53.4% and 44.2% of our total costs for these products, respectively. We had trade payables due to Jacmar related to these products of $2.5 million and $1.8 million at December 30, 2008 and January 1, 2008, respectively.

13. Selected Consolidated Quarterly Financial Data (Unaudited)

Summarized unaudited consolidated quarterly financial data for the Company is as follows (in thousands, except per share data):

	April 1, 2008	July 1, 2008	September 30, 2008	December 30, 2008
Total revenues	$86,822	$92,227	$95,751	$99,276
Income from operations	$3,665	$3,638	$2,283	$1,319
Net income	$3,120	$2,893	$2,040	$2,255
Diluted net income per share	$0.12	$0.11	$0.08	$0.08

	April 3, 2007	July 3, 2007	October 2, 2007	January 1, 2008
Total revenues	$71,203	$79,305	$80,388	$85,199
Income from operations	$1,427	$3,728	$3,703	$4,553
Net income	$1,626	$3,274	$3,113	$3,692
Diluted net income per share	$0.06	$0.12	$0.12	$0.14

Diluted net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.