Form 10-Q
period 2009-03-31
BJs RESTAURANTS INC
filed 2009-05-04
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒.

As of May 1, 2009, there were 26,736,647 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2009	December 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,299	$8,852
Accounts and other receivables	9,904	10,084
Inventories	3,622	3,606
Prepaids and other current assets	2,672	4,500
Deferred income taxes	7,804	8,680

Total current assets	30,301	35,722

Property and equipment, net	258,679	256,027
Non-current investments	29,497	30,617
Goodwill	4,673	4,673
Notes receivable	609	633
Other assets, net	7,518	7,537

Total assets	$331,277	$335,209

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,860	$12,688
Accrued expenses	36,579	42,648

Total current liabilities	46,439	55,336

Deferred income taxes	12,302	11,803
Long-term debt	8,000	9,500
Other liabilities	28,060	26,293

Total liabilities	94,801	102,932

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 60,000 shares authorized and 26,734 and 26,718 shares issued and outstanding as of March 31, 2009 and December 30, 2008, respectively	166,653	166,649
Capital surplus	18,064	17,108
Accumulated other comprehensive income (loss)	(4,903)	(4,383)
Retained earnings	56,662	52,903

Total shareholders’ equity	236,476	232,277

Total liabilities and shareholders’ equity	$331,277	$335,209

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended
	March 31, 2009	April 1, 2008
Revenues	$102,425	$86,822
Costs and expenses:
Cost of sales	25,441	21,897
Labor and benefits	36,295	30,671
Occupancy and operating	21,715	17,746
General and administrative	7,135	7,396
Depreciation and amortization	5,710	4,268
Restaurant opening	984	1,127
Loss on disposal of assets	–	52

Total costs and expenses	97,280	83,157

Income from operations	5,145	3,665

Other income:
Interest income, net	76	651
Other income, net	149	140

Total other income	225	791

Income before income taxes	5,370	4,456

Income tax expense	1,611	1,336

Net income	$3,759	$3,120

Net income per share:
Basic	$0.14	$0.12

Diluted	$0.14	$0.12

Weighted average number of shares outstanding:
Basic	26,732	26,359

Diluted	26,904	26,736

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirteen Weeks Ended
	March 31, 2009	April 1, 2008
Cash flows from operating activities:
Net income	$3,759	$3,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,710	4,268
Deferred income taxes	1,375	480
Stock-based compensation expense	879	816
Loss on disposal of assets	–	52
Changes in assets and liabilities:
Accounts and other receivables	180	(2,223)
Inventories	24	(284)
Prepaids and other current assets	1,828	63
Other assets, net	(25)	(119)
Accounts payable	(2,828)	(6,166)
Accrued expenses	(6,069)	(3,928)
Other liabilities	2,598	566
Landlord contribution for tenant improvements, net	(831)	4,860

Net cash provided by operating activities	6,600	1,505

Cash flows from investing activities:
Purchases of property and equipment	(8,301)	(11,951)
Proceeds from investments sold	600	10,500
Purchases of investments	–	(6,500)
Collection of notes receivable	24	19

Net cash used in investing activities	(7,677)	(7,932)

Cash flows from financing activities:
Payments on line of credit	(1,500)	–
Excess tax benefit from stock-based compensation	20	(11)
Proceeds from exercise of stock options	4	31

Net cash (used in) provided by financing activities	(1,476)	20

Net decrease in cash and cash equivalents	(2,553)	(6,407)

Cash and cash equivalents, beginning of period	8,852	11,617

Cash and cash equivalents, end of period	$6,299	$5,210

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$–	$9

Cash paid for income taxes	$75	$322

Supplemental disclosure of non-cash financing activity:
Stock-based compensation capitalized	$57	$80

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) and our wholly owned subsidiaries. The financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 30, 2008. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 30, 2008 has been derived from our audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s balances to conform to the current year’s presentation.

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

On February 12, 2008, the FASB issued Statement No. 157-2, Effective Date of FASB Statement No. 157 (“FAS 157-2”), which amends FAS 157 to delay the implementation date to November 15, 2008 for nonfinancial assets and nonfinancial liabilities. We adopted the provisions of FAS 157-2 during the first quarter of fiscal 2009.

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

In December 2007, the FASB issued Statement No. 141 (Revised), Business Combinations (“FAS 141R”). FAS 141R establishes principals and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the effects of the business combination. FAS 141R is effective for fiscal years beginning December 15, 2008. We will apply the provisions of FAS 141R for any acquisitions after the adopted date.

2. INVESTMENTS

Investments consist of the following (in thousands):

	Cost or Par Value	Fair Value
Non-current assets:
Investments – available-for-sale	$41,100	$41,100
Purchases, issuances and settlements	(6,100)	(6,100)
Gross unrealized gains	–	631
Gross unrealized losses	–	(5,014)

December 30, 2008	$35,000	$30,617
Purchases, issuances and settlements	(600)	(600)
Gross unrealized gains	–	–
Gross unrealized losses	–	(520)

March 31, 2009	$34,400	$29,497

Our investment portfolio consists of auction rate securities (“ARS”), AAA-rated when purchased, which are long-term debt obligations secured by student loans and 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. While the final maturity dates of these ARS investments are between 2020 and 2047, the liquidity for these securities had historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals up to 35 days. The value of these investments is determined by not only the credit rating of these investments, but also by the liquidity of the markets in which they trade.

Beginning February 2008, the general illiquidity conditions in the credit markets have affected the marketability of our holdings in ARS investments, since auctions for these securities have failed to settle on their respective settlement dates. While we continue to earn interest on our ARS investments, these investments are not actively trading or trading on a consistent basis and, therefore, do not currently have a readily determinable market value. Accordingly, these ARS investments were classified as available-for-sale and reported at their fair value with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect) until realized in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”).

In accordance with FAS 157, we estimated the fair value of our auction rate securities investments using valuation models and methodologies provided by a third party. These types of pricing inputs may generally be considered “Level 2,” as defined by FAS 157. However, since there are no currently active markets for our ARS investments, these pricing inputs are currently deemed “Level 3” in accordance with FAS 157. Based on these valuation models and methodologies, during the first quarter of fiscal year 2009 we recognized an incremental estimated temporary unrealized loss in the fair value of our ARS investments of approximately $0.5 million, bringing our net estimated unrealized loss to approximately $4.9 million as of March 31, 2009. During the first quarter of fiscal 2009, $0.6 million of our ARS investments were redeemed at par.

Due to the continued illiquidity of these investments and the continued uncertainty regarding the auction rate securities market, we have classified these investments as non-current investments for the current reporting period at fair value. Absent a more favorable remedy in our current arbitration proceedings relating to our ARS investments, we currently anticipate holding these ARS investments until either a recovery of the auction process; a recovery of a substantial portion of their par value; or, until their maturity. Any future fluctuation in estimated fair value related to these investments that we consider temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary under applicable accounting rules, we would record a charge to earnings as appropriate. We have also filed an arbitration claim against the broker-dealer relating to investments in auction rate securities made on our behalf.

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

As of March 31, 2009, we held auction rate securities investments which are classified as available-for-sale investments and are required to be measured at fair value on a recurring basis. As discussed in Note 2 in this section of our Form 10-Q, the recent uncertainties in the credit markets have affected our holdings in auction rate securities investments, since the auctions for these securities have failed to settle on their respective settlement dates. Therefore, in the absence of an active market, we estimated the fair value of these investments using valuation models and methodologies provided by a third party as of March 31, 2009. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty; the timing of the expected future cash flows; the investments interest rate compared to like investments and treasury strips interest rates with comparable maturities, the current illiquidity of the investments; and the expectation of the next time the security is expected to have a successful auction; as well as certain qualitative and quantitative metrics (i.e., structure, collateral and liquidity of the investment and a trinomial discount model, respectively) that an investor would consider when deciding to hold or sell a position based on the certain risk assessments.

Based on these valuation models and methodologies, we recognized an estimated temporary unrealized holding loss in the fair value of our auction rate securities investments of approximately $0.5 million for the first quarter of fiscal year 2009. We attribute the overall temporary decline in fair value of our auction rate securities investments to date to liquidity issues rather than credit issues. Accordingly, we have recorded an incremental estimated net unrealized holding loss of approximately $0.5 million to accumulated other comprehensive income (loss), bringing our net estimated unrealized loss to approximately $4.9 million, as of March 31, 2009. Any future fluctuation in fair value related to these investments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary, we would record a charge to earnings as appropriate.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at March 31, 2009, were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities investments, par value	$ –	$ –	$34,400
Total gains or losses (realized and unrealized):
Included in net income	–	–	–
Included in accumulated other comprehensive income (loss)	–	–	(4,903)

Balance at March 31, 2009	$ –	$ –	$29,497

4. LONG-TERM DEBT

Line of Credit

On October 17, 2007, we established a $25 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. The Line of Credit was increased to $45 million during the first quarter of 2008. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements. As of March 31, 2009, there were funded borrowings of $8.0 million outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $2.8 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio. At March 31, 2009, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. At March 31, 2009, interest paid on the funded borrowings under the Line of Credit was approximately $71,000, of which $19,000 related to the thirteen weeks ended March, 31, 2009. The weighted average interest rate was approximately 1.4%.

5. NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options and restricted stock units issued by the Company to sell common stock at set prices were exercised. The consolidated financial statements present basic and diluted net income per share. Common share equivalents included in the diluted computation represent shares to be issued upon assumed exercises of outstanding stock options and restricted stock units using the treasury stock method.

In accordance with the provisions of FASB Statement No. 128, Earnings Per Share (“FAS 128”), basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted stock units, calculated using the treasury stock method. Assumed proceeds from in-the-money options, include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”).

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands).

	For The Thirteen Weeks Ended
	March 31, 2009	April 1, 2008
Numerator:
Net income for basic and diluted net income per share	$3,759	$3,120

Denominator:
Weighted average shares outstanding - basic	26,732	26,359
Effect of dilutive common stock options and restricted stock units	172	377

Weighted average shares outstanding - diluted	26,904	26,736

For the thirteen weeks ended March 31, 2009 and April 1, 2008, there were approximately 1,312,000 and 1,194,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. RELATED PARTY

As of March 31, 2009, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 16.3% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently our largest supplier of food, beverage and paper products. Jacmar also owns the Shakey’s pizza parlor chain. In July 2006, after an extensive competitive bidding process, we entered into a three-year agreement with a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. As such, Jacmar services our restaurants in California and Nevada, while other system distributors service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $12.9 million and $11.2 million of food, beverage and paper products for the thirteen weeks ended March 31, 2009 and April 1, 2008, respectively, which represents 50.8% and 51.3% of our total costs for these products, respectively. We had trade payables related to these products of approximately $2.0 million and $0.9 million at March 31, 2009 and April 1, 2008, respectively.

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

Beginning in 2007, substantially all of our restaurant general managers, executive kitchen managers, regional kitchen operations managers, area/regional directors and certain brewery operations positions are eligible to participate in our equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”) under our 2005 Equity Incentive Plan. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (“RSUs”). The GSSOP is dependent on each participant’s extended service with us in their respective positions and their achievement of certain agreed-upon performance objectives during that service period (i.e., five years).

Beginning in 2008, we also began issuing restricted stock units as a component of the annual equity grant award to officers and other employees. Under our 2005 Equity Incentive Plan we have issued 661,000 RSUs as of March 31, 2009.

We account for equity grants under these plans in accordance with the fair value recognition provisions of FAS 123(R), using the modified-prospective-transition method. Compensation expense recognized in the thirteen weeks ended March 31, 2009 and April 1, 2008 include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of FAS 123(R)), based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended

	March 31, 2009	April 1, 2008
Labor and benefits stock-based compensation	$273	$208

General and administrative stock-based compensation	$606	$608

Capitalized stock-based compensation (1)	$57	$80

(1) Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The exercise price of the stock options under the Company’s stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Stock option activity during the thirteen weeks ended March 31, 2009 was as follows:

	Options Outstanding		Options Exercisable

	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

Outstanding options at December 30, 2008	2,023	$15.82	1,321	$14.50
Granted	307	10.31
Exercised	(3)	1.59
Forfeited	(40)	18.18
Expired	-	-

Outstanding options at March 31, 2009	2,287	$15.06	1,475	$14.90

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	March 31, 2009	April 1, 2008
Expected volatility	81.8%	43.6%

Risk free interest rate	1.54%	3.22%

Expected option life	5 years	5 years

Dividend yield	0%	0%

Fair value of options granted	$6.74	$6.16

FAS 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of March 31, 2009, total unrecognized stock based compensation expense related to non-vested stock options was $5.0 million, which is expected to be generally recognized over the remaining five years.

Restricted Stock Units

Restricted stock unit activity during the thirteen weeks ended March 31, 2009 was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding RSUs at December 30, 2008	476	$16.27
Granted	215	10.81
Forfeited	(30)	14.58

Outstanding RSUs at March 31, 2009	661	$14.57

The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock-based compensation expense related to RSUs of approximately $431,000 during the thirteen weeks ended March 31, 2009. In addition, total unrecognized stock-based compensation expense related to non-vested RSUs was $7.3 million, which is expected to be generally recognized over the remaining five years.

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

We recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FAS 109. Interest and penalties related to uncertain tax positions are included in income tax expense.

As of March 31, 2009, a valuation allowance of approximately $2.0 million was established for the deferred tax asset generated by the recording of the temporary change in fair value on our auction rate securities investments, since we would only be able to use this deferred tax asset to offset any future capital gains. As of March 31, 2009, we did not have any capital gains, nor do we expect to have any capital gains in the future. The deferred tax asset and corresponding valuation allowance were recorded in the “accumulated other comprehensive income (loss)” component of shareholders equity. Subsequent release of this valuation allowance will not have an effect on our Consolidated Statements of Operations.

9. DIVIDEND POLICY AND STOCK REPURCHASES

We have not paid any cash dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our restaurant and brewing operations, remodeling of existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay cash dividends in the future, such payments would be at the discretion of the Board of Directors. We did not have any stock repurchases during the thirteen weeks ended March 31, 2009.

10. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consisted of the following (in thousands):

For The Thirteen Weeks Ended
	March 31, 2009	April 1, 2008

Net income	$ 3,759	$ 3,120
Net unrealized holding loss on investments	(520)	(1,473)

Total other comprehensive income (loss)	$ 3,239	$ 1,647

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known, or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from forward-looking statements described in this document. These forward-looking statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;

•	the rate and scope of our planned future restaurant development;

•	anticipated dates on which we will commence or complete development of new restaurants;

•	expectations as to the timing and success of the planned expansion of our contract brewing strategy;

•	expectations for consumer spending on casual dining restaurant occasions in general;

•	expectations as to the availability and costs of key commodities used in our restaurants and brewing operations;

•	expectations as to our menu price increases and their effect, if any, on revenue and results of operations;

•	expectations as to our capital requirements, line of credit availability and our ability to liquidate our investments in auction rate securities in an orderly manner;

•	expectations as to our future revenues, operating costs and expenses, and capital requirements; and,

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Significant factors that could prevent us from achieving our stated goals include, but are not limited to:

•	Continued deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.

•	If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.

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

•

Guest traffic levels in our restaurants, particularly in those restaurants located in the southwestern and western states, may be adversely affected to the extent that the recently reported outbreak of the “Swine Flu” causes consumers to temporarily reduce the number of meals they eat outside of the home until the outbreak abates.

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008.

GENERAL

On May 1, 2009, we owned and operated 84 restaurants located in California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington. A licensee also operates one restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse® which receives the beer it sells from one of our breweries or an approved third-party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill® which is a smaller format, full service restaurant. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our unique Pizookie® dessert. Several of our BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary handcrafted beers are produced for many of our restaurants.

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from our gift cards are recognized upon redemption in our restaurants. Effective June 2007, we began recognizing gift card breakage as other income on our Consolidated Statements of Income. Gift card breakage is recorded when the likelihood of the redemption of the gift cards becomes remote, which is typically after 24 months from original gift card issuance.

Cost of sales is comprised of food and beverage supplies. The components of cost of sales are variable and typically fluctuate with sales volumes. Labor and benefit costs include direct hourly and management wages, bonuses and payroll taxes and fringe benefits for restaurant employees.

Occupancy and operating expenses include restaurant supplies, credit card fees, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. Occupancy and operating expenses generally increase with sales volumes, but decline as a percentage of restaurant sales.

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

We currently have one smaller, legacy BJ’s Pizza & Grill location and one BJ’s Restaurant and Brewhouse location that are operating on month-to-month leases. Additionally, we have one lease that will expire during the next 12 months for another one of our smaller, legacy BJ’s Pizza & Grill locations. We believe that the expired and expiring leases can be renewed on satisfactory terms and we are currently communicating with the respective landlords to determine the specific terms of the renewals. However, there is no guarantee that for any of these locations the Company and landlord can mutually agree to a new lease that is satisfactory to both parties.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 31, 2009 and April 1, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended
	March 31, 2009	April 1, 2008
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	24.8	25.2
Labor and benefits	35.4	35.3
Occupancy and operating	21.2	20.4
General and administrative	7.0	8.5
Depreciation and amortization	5.6	4.9
Restaurant opening	1.0	1.3
Loss on disposal of fixed assets	-	-

Total costs and expenses	95.0	95.6

Income from operations	5.0	4.4

Other income:
Interest income, net	0.1	0.7
Other income, net	0.1	0.1

Total other income	0.2	0.8

Income before income taxes	5.2	5.2

Income tax expense	1.6	1.5

Net income	3.6%	3.7%

Thirteen Weeks Ended March 31, 2009 Compared to Thirteen Weeks Ended April 1, 2008.

Revenues. Total revenues increased by $15.6 million, or 18.0%, to $102.4 million during the thirteen weeks ended March 31, 2009 from $86.8 million during the comparable thirteen week period of 2008. The $15.6 million increase in revenues consisted of an increase of approximately $15.7 million in restaurant sales from new restaurants not in our comparable restaurant sales base for the prior year, partially offset by an approximate $88,000 or 0.1% decrease in comparable restaurant sales. The decrease in comparable restaurant sales resulted from decreased guest traffic that was nearly offset by an estimated effective menu price increase of approximately 3.6%. The slowing domestic economy, increasing unemployment rates and continued uncertainty in overall consumer confidence continue to negatively impact consumer spending for casual dining restaurant occasions in general. Accordingly, we do not currently expect overall guest traffic in our comparable restaurant base to recover during the remainder of fiscal 2009. In addition, overall guest traffic may continue to decline if the economy further weakens and unemployment rates continue to increase, particularly in California and other Western states where the majority of our restaurants are located.

Our restaurants, like most in casual dining, continue to be impacted by inflationary costs including pressures in certain commodities, labor and other operating expenses. If these inflationary pressures continue, it may be necessary to consider additional menu price increases to help protect our restaurant operating margins during fiscal 2009. However, if our guests do not accept our price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of the menu price increase could be negated and our operating margins could be impacted. Additionally, to help protect guest traffic and to respond to the actions of our competitors, we may consider selective menu offerings at reduced price points, in certain markets from time to time, which could have the effect of further reducing the benefit of any menu price increases. We also believe that some of our larger casual dining chain competitors have recently increased their media advertising levels to more effectively communicate a stronger “value pricing” or reduced/discounted pricing message to consumers. This recent competitive development may also impact general levels of guest traffic in our restaurants.

All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2008, can impact comparable sales comparisons. Accordingly, there can be no assurance that increases in comparable sales will be achieved as a result of increased menu prices or other factors.

Recently, the United States has experienced an increase in the number of people who have contracted the “Swine Flu” virus. While this virus has not had a significant impact on overall guest traffic in our restaurants to date, to the extent that this virus results in a greater and more widespread rate of illness, our restaurant guest traffic would likely be adversely affected.

Cost of Sales.    Cost of sales increased by $3.5 million, or 16.2%, to $25.4 million during the thirteen weeks ended March 31, 2009 from $21.9 million during the comparable thirteen week period of 2008. As a percentage of revenues, cost of sales decreased slightly to 24.8% for the current thirteen week period from 25.2% for the prior year comparable thirteen week period. This decrease is primarily due to increased revenues from our estimated effective menu price increases, coupled with comparatively lower costs for certain cheeses, oils and sauces, partially offset by increased costs related to certain poultry, seafood and pizza dough items.

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

We provide our customers a large variety of menu items and therefore we are not overly dependent on a single group of commodities. We believe the overall cost environment for food commodities in general will remain under significant pressure and volatility during 2009, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. While we continue to work with our suppliers to control food costs and we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We are currently unable to contract for many of our fresh commodities such as produce and fluid dairy items for long periods of time.

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

Labor and Benefits.    Labor and benefit costs for our restaurants increased by $5.6 million, or 18.3%, to $36.3 million during the thirteen weeks ended March 31, 2009 from $30.7 million during the comparable thirteen week period of 2008. This increase was primarily due to the opening of 15 new restaurants since the thirteen weeks ended April 1, 2008. As a percentage of revenues, labor and benefit costs slightly increased to 35.4% for the current thirteen week period from 35.3% for the prior year comparable thirteen week period. This percentage increase is primarily due to increased workers compensation costs coupled with higher minimum wages, offset by increased revenues from our estimated effective menu price increases. Included in labor and benefits for the thirteen weeks ended March 31, 2009 and April 1, 2008 is approximately $259,000 and $195,000, or 0.3% and 0.2% of revenues, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program, respectively. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

Our restaurants can be affected by increases in federal and state minimum wages. Additionally, some states have annual minimum wage increases correlated with either state or federal increases in the consumer price index. In July 2009, the federal minimum wage is expected to increase by $0.70 to $7.25 per hour. In the past, we have been able to react to changes in our key operating costs, including minimum wage increases by gradually increasing our menu prices and improving our productivity in our restaurants. However, we cannot guarantee that all or any future cost increases can be offset by increased menu prices or that increased menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.

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

Occupancy and Operating.    Occupancy and operating expenses increased by $4.0 million, or 22.4%, to $21.7 million during the thirteen weeks ended March 31, 2009 from $17.7 million during the comparable thirteen week period of 2008. The increase reflects additional operating and occupancy expenses related to 15 new restaurants opened since the thirteen weeks ended April 1, 2008. As a percentage of revenues, occupancy and operating expenses increased to 21.2% for the current thirteen week period from 20.4% for the prior year comparable thirteen week period. This percentage increase is principally a result of increased marketing costs for electronic, print and web-based media in response to the overall competitive environment, coupled with the de-leveraging of the fixed component of rent related expenses as a result of the 0.1% decrease in comparable restaurant sales.

General and Administrative.    General and administrative expenses decreased by $0.3 million, or 3.5%, to $7.1 million during the thirteen weeks ended March 31, 2009 from $7.4 million during the comparable thirteen week period of 2008. Included in general and administrative costs for the thirteen weeks ended March 31, 2009 and April 1, 2008 is $606,000 and $608,000, respectively, of stock-based compensation expense in accordance with FAS 123(R). The decrease in general and administrative costs is primarily due to the departure of our two co-founders on December 30, 2008 and the resulting decrease in salary and related expenses, coupled with reduced restaurant management recruiting, training and travel related costs resulting from fewer planned openings in the first half of the current year as compared to the prior year as well as lower management turnover. As a percentage of revenues, general and administrative expenses decreased to 7.0% for the current thirteen week period from 8.5% for the prior year comparable thirteen week period. This decrease is primarily due to the reasons previously described, coupled with the leverage of the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization.    Depreciation and amortization increased by $1.4 million, or 33.8%, to $5.7 million during the thirteen weeks ended March 31, 2009 from $4.3 million during the comparable thirteen week period of 2008. As a percentage of revenues, depreciation and amortization increased to 5.6% for the thirteen week period from 4.9% for the prior year comparable thirteen week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives, coupled with approximately flat comparable restaurant sales for the first quarter of 2009.

Restaurant Opening.    Restaurant opening expense decreased by $0.1 million, or 12.7%, to $1.0 million during the thirteen weeks ended March 31, 2009 from $1.1 million during the comparable thirteen week period of 2008. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. We opened two new restaurants in the first quarter of 2009 in Henderson, Nevada and Gainesville, Florida. As of May 1, 2009, we currently expect to open as many as four to five restaurants during the third quarter and as many as three to four restaurants during the fourth quarter of fiscal 2009. The actual timing of restaurant openings is inherently difficult to precisely predict and is subject to weather conditions and other factors outside of the Company’s control, including factors that are under the control of the Company’s landlords, municipalities and contractors.

Loss on Disposal of Assets.    We did not have any significant fixed asset disposals during the first quarter of 2009. For the same quarter of the prior year, the loss on disposal of assets of approximately $52,000 pertains to normal disposal costs associated with the ordinary course of business, along with asset disposals related to selected restaurant remodeling activities.

Interest Income, Net.    Net interest income decreased to $76,000 during the thirteen weeks ended March 31, 2009 from $651,000 during the comparable thirteen week period of 2008. This decrease is primarily due to the lower interest rates and investment balances compared to the same thirteen week period of 2008.

Other Income, Net. Net other income increased to $149,000 during the thirteen weeks ended March 31, 2009 from $140,000 during the comparable thirteen week period of 2008, an increase of $9,000. This increase is primarily due to income recognized from gift card breakage. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended March 31, 2009 was 30.0%, the same as for the comparable thirteen week period of 2008. The effective income tax rate for the thirteen weeks ended March 31, 2009 differs from the statutory income tax rate primarily due to FICA tip credits, the non-deductibility of incentive stock options and tax free interest on our investments. We currently estimate our effective tax rate to be approximately 30.0% for fiscal 2009. However, the actual effective tax rate for fiscal 2009 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year, coupled with the amount of tax-exempt income earned on our investments.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	March 31, 2009	December 30, 2008
Cash and investments	$6,299	$8,852
Net working capital (deficit) (1)	($16,138)	$(19,614)
Current ratio	0.7:1.0	0.7:1.0
(1) The resulting deficit is principally due to our investments in auction rate securities which are classified as non-current assets.

	For The Thirteen Weeks Ended
	March 31, 2009	April 1, 2008
Cash provided by (used in) operating activities	$6,600	$1,505
Capital expenditures	$8,301	$11,951

Our capital requirements are principally related to our restaurant expansion plans. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve an approximate 15% increase in total restaurant operating weeks during fiscal 2009 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2008 openings. Our base of established restaurant operations is not yet large enough to generate enough free cash flow from operations to totally fund our planned expansion at the rate that it is currently contemplated over the longer run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of constructing the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. During fiscal 2009, we are currently expecting to obtain approximately $12 million to $13 million of committed tenant improvement allowances. However, in light of current conditions in the credit markets, there can be no assurance that such allowances will continue to be available to us. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our restaurants, and we may determine at some future point to monetize those assets through a sale-leaseback or other financial transaction, provided that the financial markets for those transactions are functioning normally. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $6.6 million of net cash during the thirteen weeks ended March 31, 2009, representing a $5.1 million increase from the $1.5 million provided by during the comparable thirteen week period of 2008. The increase in cash from operating activities for the thirteen weeks ended March 31, 2009, in comparison to thirteen weeks ended April 1, 2008, is primarily due to increased net income, higher depreciation expense due to more restaurants open, decreases in accounts and other receivables, tenant allowance receivables and prepaid rent due to timing, partially offset by the increase in other liabilities due to additional deferred tenant improvement allowances.

For the thirteen weeks ended March 31, 2009, total capital expenditures were $8.3 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $5.9 million. These expenditures were primarily related to the construction of our new restaurants in Henderson, Nevada and Gainesville, Florida, which opened in the first quarter, as well as expenditures related to additional restaurants expected to open in the third and fourth quarters of 2009. In addition, total capital expenditures related to the maintenance of existing restaurants and expenditures for restaurant and corporate systems were $2.3 million and $0.1 million, respectively.

On October 17, 2007, we established a $25 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. The Line of Credit was increased to $45 million during the first quarter of 2008. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements. As of March 31, 2009, there were funded borrowings of $8.0 million outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $2.8 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio. At March 31, 2009, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. While we have the Line of Credit in place and it can be currently drawn upon, in the event that global credit market conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

We currently plan to open 9 to 11 new restaurants during fiscal 2009. As of May 1, 2009, two of those restaurants have already opened, and we have signed five additional leases for potential new restaurants. We have also executed letters of intent for additional restaurant locations. Our capital requirements related to opening additional restaurants will continue to be significant. We currently anticipate our total capital expenditures for 2009, excluding any tenant improvement allowances, to be $55 million to $60 million related to the construction of new restaurants, the reinvestment in some of our older restaurants as well as normal maintenance capital expenditures and the investment in toolsets and infrastructure. We expect to fund our future capital expenditures for 2009 with current cash and investment balances, cash provided by operating activities, tenant improvement allowances and our line of credit. During fiscal 2009, we are currently expecting to obtain approximately $12 million to $13 million of committed tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of expansion, real estate markets, construction costs, the specific sites selected for new restaurants, the nature of the lease and associated financing arrangements negotiated with landlords.

On April 16, 2009, General Growth Properties, Inc. (“GGP”) announced that it was voluntarily seeking relief to reduce and restructure its debts under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 filing”). Included in its bankruptcy filing are approximately 158 regional shopping centers owned by GGP and certain other GGP subsidiaries. GGP stated that it intends to work with its constituencies to emerge from bankruptcy as quickly as possible and that the day-to-day operations and business of all of the Company’s shopping centers and other properties will continue as usual. We currently operate five restaurants in GGP properties that were included in their Chapter 11 filing, and we are currently under construction for one more restaurant located at a GGP property which was also included in their filing. As of March 31, 2009, we have outstanding tenant improvement allowances due from GGP totaling approximately $1.8 million for two of our restaurants. Subsequent to March 31, 2009, we received approximately $0.6 million, representing payment in full related to one of these restaurants and therefore, we are currently owed $1.2 million from GGP, which may be impacted from their Chapter 11 filing. Our restaurant leases with GGP allow us to offset or reduce our rent payable to GGP in the event that our tenant improvement allowances cannot be collected, as agreed upon in our leases with GGP. Although we are in the process of determining the financial impact, if any, of these tenant improvement allowances, we do not believe that this matter will have a material impact on our overall liquidity. We may also pursue other legal remedies in this respect. As of May 1, 2009, we have not committed to any additional GGP retail projects for potential future restaurant locations; however, we may decide to do so at some future point. We also have one other delinquent committed tenant improvement allowance due from a different landlord in the amount of $1.2 million, for a restaurant that was completed in the fourth quarter of 2008; however, we also have a similar right to offset or reduce our rent payable.

As of March 31, 2009, our investments consisted of auction rate securities (“ARS”) with a par or face value of $34.4 million. These auction rate securities, AAA-rated when purchased, are long-term debt obligations secured by student loans and 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). The recent uncertainties in the credit markets have affected our holdings in these ARS investments, since auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments, these investments are not currently trading and, therefore, do not currently have a readily determinable market value. In accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), we estimated the fair value of our auction rate securities investments using valuation models and methodologies provided by a third party. Based on these valuation models and methodologies, during the first quarter of fiscal year 2009 we recognized an incremental estimated temporary unrealized loss in the fair value of our ARS investments of approximately $0.5 million, bringing our net estimated unrealized loss to approximately $4.9 million as of March 31, 2009. In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”), a temporary change in fair value results in an unrealized holding gain or loss being recorded in the “other comprehensive income (loss)” component of shareholders’ equity. Such an unrealized holding gain or loss does not affect net income for the applicable accounting period. We review several factors to determine whether a loss is other than temporary, such as the length of time an investment is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, the financial condition and near term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the continued illiquidity of these investments and the uncertainty regarding the auction rate securities market, we have classified these investments as non-current investments for the current reporting period at fair value. Absent a more favorable remedy in our current arbitration proceedings relating to our ARS investments, we currently anticipate holding the remaining ARS investments until a recovery of the auction process, recovery of fair value or until maturity, which is between 2020 and 2047. We currently expect such recoveries to occur prior to maturity. During the first quarter of fiscal year 2009, we continued to received partial redemptions, at par, of certain ARS investments; however, there is no guarantee we will receive any future redemptions. We will continue to monitor the auction rate securities market and the liquidity and value of the securities we hold. Additional adjustments to the fair value may be required from quarter to quarter to reflect changes in market conditions. We have filed an arbitration claim against the broker-dealer relating to investments in auction rate securities made on our behalf.

We currently believe that our projected cash flow from operations, cash balances on hand, agreed-upon tenant improvement allowances and our $45 million credit facility, should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities through the next 12 months. We currently believe that the current lack of liquidity of our auction rate securities investments will not have a material impact on our ability to fund our operations or continue our expansion through at least the first quarter of 2010. However, if current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital are obtained. Our base of established restaurant operations is not yet large enough to generate enough free cash flow from operations to totally fund our planned expansion at the rate that it is currently contemplated over the longer run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 31, 2009, we are not involved in any off-balance sheet arrangements.

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

Many of our restaurant employees are paid hourly rates related to the federal minimum wage. In fiscal 2007, Congress enacted an increase in the federal minimum wage implemented in three phases, beginning in fiscal 2007 and concluding in fiscal 2009. In addition, numerous state and local governments increased the minimum wage within their jurisdictions, with further state minimum wage increases going into effect in fiscal 2009. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

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

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations and adverse weather. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher sales volume periods than other periods of the year. Over the past 15 months we opened our first restaurants in Kentucky, Louisiana, Indiana and Washington, and accordingly, these restaurants will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those states. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of March 31, 2009, no other than temporary impairment indicators have been identified.

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

FIN 48, which clarifies the accounting for uncertainty in tax positions, requires that we recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, unrecognized tax benefits recorded was approximately $155,000.

Leases

We lease the majority of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, Accounting for Leases (“Statement 13”), which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases pursuant to the requirements of FASB Statement 13. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases (“FTB 88-1”), all tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease. The related cash received from the landlord is reflected as “Landlord contribution for tenant improvements, net” within operating activities of our Consolidated Statements of Cash Flows.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. In accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, we expense rent from possession date through restaurant open date as restaurant opening expense. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement.

There is potential for variability in the rent holiday period, which begins on the possession date and ends on the restaurant open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater restaurant opening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).

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

Beginning in 2007, substantially all of our restaurant general managers, executive kitchen managers, culinary training managers and our area and regional restaurant directors are eligible to participate in our equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”) under our 2005 Equity Incentive Plan. In November 2007, we expanded our GSSOP eligibility to also include certain brewery personnel. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (“RSUs”). The GSSOP is dependent on each participant’s extended service with us in their respective positions (five years) and their achievement of certain agreed-upon performance objectives during that service period.

Beginning in 2008, we also began issuing RSUs as a component of the annual equity grant award to officers and other employees. These grants are non-GSSOP grants. Under our 2005 Equity Incentive Plan we have issued approximately 661,000 RSUs as of March 31, 2009, including both GSSOP and non-GSSOP grants. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). RSUs generally cliff vest 100% after five years for GSSOP participants, and generally vest at 20% per year for other RSU grantees.

We account for these plans under the fair value recognition provisions of FAS 123(R) using the modified-prospective-transition method. Compensation expense recognized in the thirteen weeks ended March 31, 2009 and April 1, 2008 include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of FAS 123 (R)), based on the grant date fair value estimated in accordance with the original provisions of FAS 123 and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). FAS 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. FAS 123(R) requires the cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the thirteen weeks ended March 31, 2009, the average interest rate earned on cash and cash equivalents and investments was approximately 1.1%. As of March 31, 2009, our investment portfolio consisted of auction rate securities with a par or face value of approximately

$34.4 million currently classified as non-current investments. These auction rate securities, AAA rated when purchased, are long-term debt obligations secured by student loans, which are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals up to 35 days. The final maturity dates of these auction rate securities are between 2020 and 2047. The general illiquidity in the credit markets have affected our holdings in auction rate securities investments, since auctions for these securities have failed to settle on their respective settlement dates. While we continue to earn interest on our auction rate securities investments, these investments are not currently trading and, therefore, do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities investments no longer approximates par or face value and in accordance with applicable accounting rules, we recognized an incremental estimated temporary decline in the fair value of our auction rate securities investments of approximately $0.5 million during the current quarter, bringing our net estimated unrealized loss to $4.9 million as of March 31, 2009.

The fair market value of these securities is subject to further interest rate risk and could decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of March 31, 2009, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future. Additionally, the continued illiquidity of our investments in auction rate securities and the continued uncertainty regarding the auction rate securities market has caused us to classify our investments in these securities as non-current assets, and there can be no guarantee that the markets supporting these investments will recover in the near future. If current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital can be obtained. While we have a $45 million credit facility in place, in the event that global credit market or general economic conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

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

Our distribution agreement expires in June 2009 and we are currently negotiating a new distribution agreement with our current distribution consortium, as well as other potential providers of this service. Based on our negotiations to date, we believe that a new agreement can be obtained with terms and conditions substantially similar to our existing distribution agreement; however, there can be no assurances that we will be successful in this respect.

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

On April 6, 2009, an employee filed a class action complaint in Orange County, California, Superior Court, Case Number 30-2009, 00259460, on behalf of himself and allegedly other employees. The complaint alleges causes of action for failure to pay plaintiff and other alleged class members regular wages and overtime pay, failure to maintain the designated wage scale and secret payment of lower wages, the greater of actual damages or penalties for failure to provide accurate wage statements, and restitution of wages and injunction for violation of California Business and Professions Code Section 17200. The complaint also seeks plaintiff’s attorneys’ fees and costs. We have not yet responded to the complaint, but we intend to vigorously defend the suit.

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

Item 1A. RISK FACTORS

A discussion of the significant risks associated with investments in our securities are set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008. There have been no material changes in the risks related to us from those disclosed in such Annual Report. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known, or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the 2004 Annual Report on Form 10-K.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	Employment Agreement dated January 19, 2009 between the Company and Wayne L. Jones, employed as Executive Vice President and Chief Restaurant Operations Officer.

10.2	Registration Rights Agreement, incorporated by reference to Exhibit 4.2 of the Form S-3 Registration Statement filed on March 4, 2009.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

May 4, 2009	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)