Form 10-Q
period 2009-06-30
BJs RESTAURANTS INC
filed 2009-08-04
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of July 31, 2009, there were 26,743,647 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2009	December 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,732	$8,852
Accounts and other receivables	16,054	10,084
Inventories	3,703	3,606
Prepaids and other current assets	3,266	4,500
Deferred income taxes	8,192	8,680

Total current assets	43,947	35,722

Property and equipment, net	266,322	256,027
Non-current investments	29,783	30,617
Goodwill	4,673	4,673
Notes receivable	586	633
Other assets, net	7,635	7,537

Total assets	$352,946	$335,209

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,887	$12,688
Accrued expenses	41,269	42,648

Total current liabilities	53,156	55,336

Deferred income taxes	13,788	11,803
Long-term debt	7,000	9,500
Other liabilities	35,821	26,293

Total liabilities	109,765	102,932

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 60,000 shares authorized and 26,744 and 26,718 shares issued and outstanding as of June 30, 2009 and December 30, 2008, respectively	166,729	166,649
Capital surplus	18,918	17,108
Accumulated other comprehensive income (loss)	(3,517)	(4,383)
Retained earnings	61,051	52,903

Total shareholders’ equity	243,181	232,277

Total liabilities and shareholders’ equity	$352,946	$335,209

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 30, 2009	July 1, 2008	June 30, 2009	July 1, 2008
Revenues	$107,743	$92,227	$210,168	$179,049
Costs and expenses:
Cost of sales	26,824	23,026	52,265	44,923
Labor and benefits	37,428	32,490	73,723	63,161
Occupancy and operating	23,110	19,077	44,825	36,823
General and administrative	7,601	6,998	14,736	14,394
Depreciation and amortization	5,891	4,484	11,601	8,752
Restaurant opening	688	2,215	1,672	3,342
Loss on disposal of assets	–	299	–	351

Total costs and expenses	101,542	88,589	198,822	171,746

Income from operations	6,201	3,638	11,346	7,303

Other income:
Interest income, net	67	375	143	1,026
Other income, net	47	61	196	201

Total other income	114	436	339	1,227

Income before income taxes	6,315	4,074	11,685	8,530
Income tax expense	1,926	1,181	3,537	2,517

Net income	$4,389	$2,893	$8,148	$6,013

Net income per share:
Basic	$0.16	$0.11	$0.30	$0.23

Diluted	$0.16	$0.11	$0.30	$0.23

Weighted average number of shares outstanding:
Basic	26,739	26,361	26,736	26,359

Diluted	27,128	26,707	27,017	26,719

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Twenty-Six Weeks Ended
	June 30, 2009	July 1, 2008
Cash flows from operating activities:
Net income	$8,148	$6,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,601	8,752
Deferred income taxes	2,473	(144)
Stock-based compensation expense	1,708	1,654
Loss on disposal of assets	–	351
Changes in assets and liabilities:
Accounts and other receivables	(5,970)	(3,011)
Inventories	(97)	(521)
Prepaids and other current assets	1,234	72
Other assets, net	(211)	(163)
Accounts payable	(801)	2,661
Accrued expenses	(1,379)	2,118
Other liabilities	15,958	2,592
Landlord contribution for tenant improvements, net	(6,430)	5,881

Net cash provided by operating activities	26,234	26,255

Cash flows from investing activities:
Purchases of property and equipment	(21,687)	(40,298)
Proceeds from investments sold	1,700	10,500
Purchases of investments	–	(6,500)
Collection of notes receivable	47	40

Net cash used in investing activities	(19,940)	(36,258)

Cash flows from financing activities:
Borrowings on line of credit	–	7,500
Payments on line of credit	(2,500)	(2,500)
Excess tax benefit from stock-based compensation, net	6	(11)
Proceeds from exercise of stock options	80	74

Net cash (used in) provided by financing activities	(2,414)	5,063

Net increase (decrease) in cash and cash equivalents	3,880	(4,940)

Cash and cash equivalents, beginning of period	8,852	11,617

Cash and cash equivalents, end of period	$12,732	$6,677

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$–	$–

Cash paid for income taxes	$1,241	$1,104

Supplemental disclosure of non-cash financing activity:
Stock-based compensation capitalized	$96	$161

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

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to requirements of the Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 30, 2008. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 30, 2008 has been derived from our audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s balances to conform to the current period’s presentation.

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

On February 12, 2008, the FASB issued Statement No. 157-2, Effective Date of FASB Statement No. 157 (“FAS 157-2”), which amends FAS 157 to delay the implementation date to November 15, 2008 for nonfinancial assets and nonfinancial liabilities. We adopted the provisions of FAS 157-2 during the first quarter of fiscal 2009 and there was no impact on our consolidated financial statements.

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

In April 2009, the FASB also issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 extends the disclosure requirements regarding the fair value of financial instruments under FAS 107, Disclosures about Fair Value of Financial Instruments (“FAS 107”), to interim financial statements of publically traded companies. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. This FSP was effectively adopted as of the beginning of our current fiscal year as our interim disclosure about the fair value of our financial instruments incorporates the requirements of this FSP.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities, where changes in fair value are not regularly recognized in earnings, to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt securities in the financial statements. FSP 115-2 also provides guidance for evaluating whether an impairment of a debt security is other than temporary and for determining the amount of an other-than-temporary impairment recognized in earnings and other comprehensive income. Under this guidance, if management intends to sell an impaired debt security, or it is more likely than not that it will be required to sell the security before recovery, then they are required to separate other-than-temporary impairments into two components: (i) the amount related to credit losses (which is recorded in earnings) and (ii) the amount related to all other factors (which is recorded in other comprehensive income). Both components are required to be shown in the statement of income. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. We have effectively applied the guidance and disclosure requirements of FSP 115-2 as it applies to our investments during the first quarter of fiscal 2009 and there was no impact on our consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). FAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. FAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by us. FAS 165 is effective for interim or annual periods ending after June 15, 2009. We implemented FAS 165 during the quarter ended June 30, 2009. We evaluated for subsequent events through August 3, 2009, the issuance date of our consolidated financial statements. No recognized or non-recognized subsequent events were noted.

In June 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s consolidated financial statement disclosures beginning with the quarter ending September 29, 2009, as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s consolidated financial statements or disclosures as a result of implementing the Codification.

2. INVESTMENTS

Investments consist of the following (in thousands):

	Cost or Par Value	Fair Value
Non-current assets:
Investments – available-for-sale	$41,100	$41,100
Settlements	(6,100)	(6,100)
Gross unrealized gains	–	631
Gross unrealized losses	–	(5,014)

December 30, 2008	$35,000	$30,617
Settlements	(1,700)	(1,700)
Gross unrealized gains	–	1,386
Gross unrealized losses	–	(520)

June 30, 2009	$33,300	$29,783

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

Beginning February 2008, the general illiquidity conditions in the credit markets affected the marketability of our holdings in ARS investments, since auctions for these securities have failed to settle on their respective settlement dates. While we continue to earn interest on our ARS investments, these investments are not actively trading or trading on a consistent basis and, therefore, do not currently have a readily determinable market value. Accordingly, these ARS investments were classified as available-for-sale and reported at their fair value with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect) until realized in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”) and FSP 115-2, described above.

In accordance with FAS 157, we estimated the fair value of our auction rate securities investments using valuation models and methodologies provided by a third party. These types of pricing inputs may generally be considered “Level 2,” as defined by FAS 157. However, since there are no currently active markets for our ARS investments, these pricing inputs are currently deemed “Level 3” in accordance with FAS 157. Based on these valuation models and methodologies, during the second quarter of fiscal year 2009 we recognized an incremental estimated temporary unrealized gain in the fair value of our ARS investments of approximately $1.4 million, bringing our net estimated unrealized loss to approximately $3.5 million as of June 30, 2009. During the second quarter of fiscal 2009, an additional $1.1 million of our ARS investments were redeemed at par. For the twenty-six weeks ended June 30, 2009, $1.7 million of our ARS investments were redeemed at par.

Due to the continued illiquidity of these investments and the continued uncertainty regarding the auction rate securities market, we have classified these investments as non-current investments for the current reporting period at fair value. Absent a more favorable remedy in our current arbitration proceedings relating to our ARS investments, we currently anticipate holding these ARS investments until either a recovery of the auction process or until their maturity. We currently believe that it is more likely than not that we will not be required to sell these ARS investments before any recovery. Any future fluctuation in estimated fair value related to these investments that we consider temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary under applicable accounting rules, we would record a charge to earnings as appropriate. We have also filed an arbitration claim against the broker-dealer relating to investments in auction rate securities made on our behalf. We cannot predict the ultimate outcome of our claim in this respect.

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

As of June 30, 2009, we held auction rate securities investments which are classified as available-for-sale investments and are required to be measured at fair value on a recurring basis. As discussed in Note 2 in this section of our Form 10-Q, the recent uncertainties in the credit markets have affected our holdings in auction rate securities investments, since the auctions for these securities have failed to settle on their respective settlement dates. Therefore, in the absence of an active market, we estimated the fair value of these investments using valuation models and methodologies provided by a third party as of June 30, 2009. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty; the timing of the expected future cash flows; the investments interest rate compared to like investments and treasury strips interest rates with comparable maturities, the current illiquidity of the investments; and the expectation of the next time the security is expected to have a successful auction; as well as certain qualitative and quantitative metrics (i.e., structure, collateral and liquidity of the investment and a trinomial discount model, respectively) that an investor would consider when deciding to hold or sell a position based on the certain risk assessments.

Based on these valuation models and methodologies, we recognized an estimated temporary unrealized holding gain in the fair value of our auction rate securities investments of approximately $1.4 million for the thirteen weeks ended June 30, 2009. However, as a result of the overall temporary decline in fair value of our auction rate securities investments to date, which we attribute to liquidity issues rather than credit issues, we have recorded a net estimated unrealized loss of approximately $3.5 million as of June 30, 2009. Any future fluctuation in fair value related to these investments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary or if based on changing economic circumstances, we believe it is more likely than not that we will be required to sell these investments, we would record a charge to earnings as prescribed by FSP 115-2, describe above.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of FAS 157 at June 30, 2009, were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities investments, par value	$–	$–	$33,300
Total gains or losses (realized and unrealized):
Included in net income	–	–	–
Included in accumulated other comprehensive income (loss)	–	–	(3,517)

Balance at June 30, 2009	$–	$–	$29,783

4. LONG-TERM DEBT

Line of Credit

On October 17, 2007, we established a $25 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. The Line of Credit was increased to $45 million during the first quarter of 2008. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements. As of June 30, 2009, there were funded borrowings of $7.0 million outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $2.8 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio and a Total Lease Adjusted Leverage Ratio. At June 30, 2009, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. At June 30, 2009, interest paid on the funded borrowings under the Line of Credit was approximately $97,000, of which $37,000 related to the twenty-six weeks ended June 30, 2009. The weighted average interest rate was approximately 1.5%.

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

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 30, 2009	July 1, 2008	June 30, 2009	July 1, 2008
Numerator:
Net income for basic and diluted net income per share	$4,389	$2,893	$8,148	$6,013

Denominator:
Weighted average shares outstanding—basic	26,739	26,361	26,736	26,359
Effect of dilutive common stock equivalents	389	346	281	360

Weighted average shares outstanding—diluted	27,128	26,707	27,017	26,719

For the thirteen weeks ended June 30, 2009 and July 1, 2008, there were approximately 517,000 and 1,035,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value, respectively. For the twenty-six weeks ended June 30, 2009 and July 1, 2008, there were approximately 850,000 and 924,600 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. RELATED PARTY

As of June 30, 2009, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 16.2% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently our largest supplier of food, beverage and paper products. Jacmar also owns the Shakey’s pizza parlor chain. In July 2006, after an extensive competitive bidding process, we entered into a three-year agreement with a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. As such, Jacmar services our restaurants in California and Nevada, while other system distributors service our restaurants in all other states. In July 2009, after another extensive competitive bidding process, we are in the process of entering into a new three-year agreement with the same national foodservice distribution system. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $25.1 million and $23.4 million of food, beverage and paper products for the twenty-six weeks ended June 30, 2009 and July 1, 2008, respectively, which represents 48.1% and 52.0% of our total costs for these products, respectively. We had trade payables related to these products of approximately $3.5 million and $3.8 million at June 30, 2009 and July 1, 2008, respectively.

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

Beginning in 2008, we also began issuing restricted stock units as a component of the annual equity grant award to officers and other employees. Under our 2005 Equity Incentive Plan we have issued 653,000 RSUs as of June 30, 2009.

We account for equity grants under these plans in accordance with the fair value recognition provisions of FAS 123(R), using the modified-prospective-transition method. Compensation expense recognized in the twenty-six weeks ended June 30, 2009 and July 1, 2008 include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of FAS 123(R)), based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”) and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended

	June 30, 2009	July 1, 2008	June 30, 2009	July 1, 2008
Labor and benefits stock-based compensation	$228	$221	$501	$429

General and administrative stock-based compensation	$601	$617	$1,207	$1,225

Capitalized stock-based compensation (1)	$39	$81	$96	$161

(1) Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The exercise price of the stock options under the Company’s stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Stock option activity during the twenty-six weeks ended June 30, 2009 was as follows:

	Options Outstanding Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at December 30, 2008	2,023	$15.82	1,321	$14.50
Granted	332	10.80
Exercised	(13)	6.44
Forfeited	(65)	18.39
Expired	—	—

Outstanding options at June 30, 2009	2,277	$15.06	1,467	$14.93

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	June 30, 2009	July 1, 2008
Expected volatility	81.4%	43.6%

Risk free interest rate	1.58%	3.22%

Expected option life	5 years	5 years

Dividend yield	0%	0%

Fair value of options granted	$7.03	$6.16

FAS 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of June 30, 2009, total unrecognized stock based compensation expense related to non-vested stock options was $4.7 million, which is expected to be generally recognized over the remaining five years.

Restricted Stock Units

Restricted stock unit activity during the twenty-six weeks ended June 30, 2009 was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding RSUs at December 30, 2008	476	$16.27
Granted	237	11.28
Forfeited	(60)	14.24

Outstanding RSUs at June 30, 2009	653	$14.65

The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock-based compensation expense related to RSUs of approximately $788,000 during the twenty-six weeks ended June 30, 2009. In addition, total unrecognized stock-based compensation expense related to non-vested RSUs was $6.9 million, which is expected to be generally recognized over the remaining five years.

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

As of June 30, 2009, a valuation allowance of approximately $1.9 million was established for the deferred tax asset generated by the recording of the temporary change in fair value on our auction rate securities investments, since we would only be able to use this deferred tax asset to offset any future capital gains. As of June 30, 2009, we did not have any capital gains, nor do we expect to have any capital gains in the future. The deferred tax asset and corresponding valuation allowance were recorded in the “accumulated other comprehensive income (loss)” component of shareholders equity. Subsequent release of this valuation allowance will not have an effect on our Consolidated Statements of Operations.

9. DIVIDEND POLICY AND STOCK REPURCHASES

We have not paid any cash dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our restaurant and brewing operations, remodeling of existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay cash dividends in the future, such payments would be at the discretion of the Board of Directors. We did not have any stock repurchases during the twenty-six weeks ended June 30, 2009.

10. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consisted of the following (in thousands):

	For The Twenty-Six Weeks Ended
	June 30, 2009	July 1, 2008
Net income	$8,148	$6,013
Net unrealized holding loss on investments	(3,517)	(2,005)

Total other comprehensive income	$4,631	$4,008

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008 are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known, or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from forward-looking statements described in this document. These forward-looking statements include, among others, statements concerning:

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

•

Other government laws and regulations affecting the operation of our restaurants, including those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, increases in federal, state and county tax rates and higher health care costs, including federal or state mandated health insurance coverage, could increase our operating costs and restrict our growth.

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008.

GENERAL

On July 31, 2009, we owned and operated 85 restaurants located in California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington. A licensee also operates one restaurant in Lahaina, Maui. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse® which receives the beer it sells from one of our breweries or an approved third-party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill® which is a smaller format, full service restaurant. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our unique Pizookie® dessert. Several of our BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary handcrafted beers are produced for many of our restaurants.

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

Occupancy and operating expenses include restaurant supplies, credit card fees, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. Occupancy and operating expenses generally increase with sales volume increases, but generally decline as a percentage of restaurant sales due to the semi-fixed and fixed nature of many of the expenses in this category. On the other hand, these expenses will typically increase as a percentage of sales for the same reasons in the event of a decline in comparable sales volumes.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the twenty-six weeks ended June 30, 2009 and July 1, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 30, 2009	July 1, 2008	June 30, 2009	July 1, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.9	25.0	24.9	25.1
Labor and benefits	34.7	35.2	35.1	35.3
Occupancy and operating	21.4	20.7	21.3	20.6
General and administrative	7.1	7.6	7.0	8.0
Depreciation and amortization	5.5	4.9	5.5	4.9
Restaurant opening	0.6	2.4	0.8	1.9
Loss on disposal of fixed assets	0.0	0.3	0.0	0.2

Total costs and expenses	94.2	96.1	94.6	96.0

Income from operations	5.8	3.9	5.4	4.0

Other income:
Interest income, net	0.1	0.4	0.1	0.6
Other income, net	0.0	0.1	0.1	0.1

Total other income	0.1	0.5	0.2	0.7

Income before income taxes	5.9	4.4	5.6	4.7

Income tax expense	1.8	1.3	1.7	1.4

Net income	4.1%	3.1%	3.9%	3.3%

Thirteen Weeks Ended June 30, 2009 Compared to Thirteen Weeks Ended July 1, 2008.

Revenues.    Total revenues increased by $15.5 million, or 16.8%, to $107.7 million during the thirteen weeks ended June 30, 2009 from $92.2 million during the comparable thirteen week period of 2008. The $15.5 million increase in revenues consisted of an increase of approximately $16.6 million in restaurant sales from new restaurants not in our comparable restaurant sales base for the prior year, partially offset by an approximate $1.1 million or 1.3% decrease in comparable restaurant sales. The decrease in comparable restaurant sales resulted from decreased guest traffic offset by an estimated effective menu price increase of approximately 3.2%. The slowing domestic economy, increasing unemployment rates and continued uncertainty in overall consumer confidence continue to negatively impact consumer spending for casual dining restaurant occasions in general. Accordingly, we do not currently expect overall guest traffic in our comparable restaurant base to recover during the remainder of fiscal 2009. In addition, overall guest traffic may continue to decline if the economy further weakens and unemployment rates continue to increase, particularly in California and other Western states where the majority of our restaurants are located.

Our restaurants, like most in casual dining, continue to be impacted by inflationary pressures on the costs of certain commodities, labor and other operating expenses. If these inflationary pressures continue, it may be necessary to consider additional menu price increases to help protect our restaurant operating margins during fiscal 2009. However, if our guests do not accept our price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of the menu price increase could be negated and our operating margins could be impacted. Additionally, to help protect guest traffic and to respond to the actions of our competitors, we may consider selective menu offerings at reduced price points, in certain markets from time to time, which could have the effect of further reducing the benefit of any menu price increases. We also believe that some of our larger casual dining chain competitors have recently increased their media advertising levels to more effectively communicate a stronger “value pricing” or reduced/discounted pricing message to consumers. This recent competitive development may also impact general levels of guest traffic in our restaurants.

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

Cost of Sales.    Cost of sales increased by $3.8 million, or 16.5%, to $26.8 million during the thirteen weeks ended June 30, 2009 from $23.0 million during the comparable thirteen week period of 2008. As a percentage of revenues, cost of sales decreased slightly to 24.9% for the current thirteen week period from 25.0% for the prior year comparable thirteen week period. This slight decrease is primarily due to increased revenues from our estimated effective menu price increases and lower cheese costs, partially offset by increased commodity costs for pizza dough, bread and chicken.

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

The cost to produce and distribute our proprietary beer is included in our cost of sales. In 2008, after several months of operational due diligence, we engaged two larger commercial brewers of quality craft beer in the United States to begin producing several of our higher-volume craft beers. We are also in the process of engaging additional large-scale contract brewers and expect to utilize a total of three or four contract brewers during 2009. We currently estimate that as much as 55% of our total requirement for proprietary beer (approximately 30,500 barrels) will be provided by contract brewers during fiscal 2009. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. As a result, over the next several years, we expect that the production cost of our larger volume proprietary beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer. However, freight costs from our contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and therefore obtain increased leverage with our transportation vendors.

Labor and Benefits.    Labor and benefit costs for our restaurants increased by $4.9 million, or 15.2%, to $37.4 million during the thirteen weeks ended June 30, 2009 from $32.5 million during the comparable thirteen week period of 2008. This increase was primarily due to the opening of 12 new restaurants since the thirteen weeks ended July 1, 2008. As a percentage of revenues, labor and benefit costs decreased to 34.7% for the current thirteen week period from 35.2% for the prior year comparable thirteen week period. This percentage decrease is primarily due to lower workers compensation and management labor costs coupled with increased revenues from our estimated effective menu price increases, offset by higher hourly labor costs as a result of the additional training related to our extensive menu upgrade in May 2009. Included in labor and benefits for the thirteen weeks ended June 30, 2009 and July 1, 2008 is approximately $228,000 and $221,000, or 0.2% of revenues, respectively, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program, respectively. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

Our restaurants can be affected by increases in federal and state minimum wages. Additionally, some states have annual minimum wage increases correlated with either state or federal increases in the consumer price index. In July 2009, the federal minimum wage increased by $0.70 to $7.25 per hour. We do not expect this recent increase to have a material impact on our hourly labor costs, as the majority of our hourly employees are already paid wages in excess of $7.25 per hour. In the past, we have been able to react to changes in our key operating costs, including minimum wage increases by gradually increasing our menu prices and improving our productivity in our restaurants. However, we cannot guarantee that all or any future cost increases can be offset by increased menu prices or that increased menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.

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

Occupancy and Operating.    Occupancy and operating expenses increased by $4.0 million, or 21.1%, to $23.1 million during the thirteen weeks ended June 30, 2009 from $19.1 million during the comparable thirteen week period of 2008. The increase reflects additional operating and occupancy expenses related to 12 new restaurants opened since the thirteen weeks ended July 1, 2008. As a percentage of revenues, occupancy and operating expenses increased to 21.4% for the current thirteen week period from 20.7% for the prior year comparable thirteen week period. This percentage increase is principally a result of increased marketing costs for electronic, print and web-based media in response to the overall competitive environment, coupled with the de-leveraging of the fixed component of rent-related expenses as a result of the 1.3% decrease in comparable restaurant sales during the quarter.

General and Administrative.    General and administrative expenses increased by $0.6 million, or 8.6%, to $7.6 million during the thirteen weeks ended June 30, 2009 from $7.0 million during the comparable thirteen week period of 2008. Included in general and administrative costs for the thirteen weeks ended June 30, 2009 and July 1, 2008 is $601,000 and $617,000, respectively, of stock-based compensation expense. The increase in general and administrative costs is primarily due to planned increases in field supervision, marketing research, consulting and legal expenses, partially offset by planned salary and related expense reductions related to the departure of our two co-founders at the end of last year. As a percentage of revenues, general and administrative expenses decreased to 7.1% for the current thirteen week period from 7.6% for the prior year comparable thirteen week period. This decrease is primarily due to the leverage of the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization.    Depreciation and amortization increased by $1.4 million, or 31.4%, to $5.9 million during the thirteen weeks ended June 30, 2009 from $4.5 million during the comparable thirteen week period of 2008. As a percentage of revenues, depreciation and amortization increased to 5.5% for the thirteen week period from 4.9% for the prior year comparable thirteen week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives, coupled with the deleveraging effect from the 1.3% decrease in comparable restaurant sales for the quarter.

Restaurant Opening.    Restaurant opening expense decreased by $1.5 million, or 68.9%, to $0.7 million during the thirteen weeks ended June 30, 2009 from $2.2 million during the comparable thirteen week period of 2008. This decrease is primarily due to opening costs related to one new restaurant opening and seven restaurants in progress during the thirteen weeks ended June 30, 2009 as compared to four restaurant openings and six restaurants in-progress during the thirteen weeks ended July 1, 2008.

Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. We opened one new restaurant during the second quarter of 2009 in Mesquite,

Texas. This new restaurant represents our third new restaurant opening during fiscal 2009. As of July 31, 2009, seven new restaurants are under construction and we currently expect to open two new restaurants during the third quarter and five new restaurants during the fourth quarter of fiscal 2009. The actual timing of restaurant openings is inherently difficult to precisely predict and is subject to weather conditions and other factors outside of the Company’s control, including factors that are under the control of the Company’s landlords, municipalities and contractors.

Loss on Disposal of Assets.    We did not have any significant fixed asset disposals during the second quarter of 2009. For the same quarter of the prior year, the loss on disposal of assets of approximately $0.3 million was primarily the result of asset disposal costs related to select restaurant remodeling activities.

Interest Income, Net.    Net interest income decreased to $67,000 during the thirteen weeks ended June 30, 2009 from $375,000 during the comparable thirteen week period of 2008. This decrease is primarily due to lower interest rates and investment balances compared to the same thirteen week period of 2008.

Other Income, Net.    Net other income decreased to $47,000 during the thirteen weeks ended June 30, 2009 from $61,000 during the comparable thirteen week period of 2008, a decrease of $14,000. This decrease is primarily due to income recognized from gift card breakage. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense.    Our effective income tax rate for the thirteen weeks ended June 30, 2009 was 30.5% compared to 29.0% for the comparable thirteen week period of 2008. The effective income tax rate for the thirteen weeks ended June 30, 2009 differs from the statutory income tax rate primarily due to FICA tip credits, the non-deductibility of incentive stock options and tax free interest on our investments. We currently estimate our effective tax rate to be approximately 30.0% to 31.0% for fiscal 2009. However, the actual effective tax rate for fiscal 2009 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year, coupled with the amount of tax-exempt income earned on our investments.

Twenty-Six Weeks Ended June 30, 2009 Compared to Twenty-Six Weeks Ended July 1, 2008.

Revenues.    Total revenues increased by $31.1 million, or 17.4%, to $210.2 million during the twenty-six weeks ended June 30, 2009 from $179.0 million during the comparable twenty-six week period of 2008. The $31.1 million increase in revenues was primarily attributable to an approximate 20% increase in restaurant weeks resulting from the 12 new restaurants that we have opened since the second quarter of 2008, partially offset by a 1.9% decrease in our average weekly sales per restaurant. Comparable restaurant sales decreased approximately 0.7% during the twenty-six weeks ended June 30, 2009. The decrease in comparable restaurant sales resulted from decreased guest traffic, partially offset by an estimated effective menu price increase of approximately 3.4%.

Cost of Sales.    Cost of sales increased by $7.3 million, or 16.3%, to $52.3 million during the twenty-six weeks ended June 30, 2009 from $44.9 million during the comparable twenty-six week period of 2008. As a percentage of revenues, cost of sales decreased slightly to 24.9% for the current twenty-six week period from 25.1% for the prior year comparable twenty-six week period. This slight decrease is primarily due to increased revenues from our estimated effective menu price increases and lower cheese costs, partially offset by increased commodity costs for pizza dough, bread and chicken.

Labor and Benefits.    Labor and benefit costs for our restaurants increased by $10.6 million, or 16.7%, to $73.7 million during the twenty-six weeks ended June 30, 2009 from $63.2 million during the comparable twenty-six week period of 2008. This increase was primarily due to the opening of 12 new restaurants since the twenty-six weeks ended July 1 2008. As a percentage of revenues, labor and benefit costs decreased to 35.1% for the current twenty-six week period from 35.3% for the prior year comparable twenty-six week period. This percentage decrease is primarily due to lower management labor costs as a result of less new restaurants opened in the twenty-six week period ended June 30, 2009. Included in labor and benefits is approximately $501,000 and $429,000 related to our stock-based compensation plans for both the twenty-six weeks ended June 30, 2009 and July 1, 2008, respectively. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

Occupancy and Operating.    Occupancy and operating expenses increased by $8.0 million, or 21.7%, to $44.8 million during the twenty-six weeks ended June 30, 2009 from $36.8 million during the comparable twenty-six week period of 2008. The increase reflects additional operating and occupancy expenses related to 12 new restaurants opened since the twenty-six weeks ended July 1, 2008. As a percentage of revenues, occupancy and operating expenses increased to 21.3% for the twenty-six week period from 20.6% for the prior year comparable twenty-six week period. This percentage increase is principally a result of increased marketing costs for electronic, print and web-based media in response to the overall competitive environment, coupled with the de-leveraging of the fixed component of rent related expenses as a result of the 0.7% decrease in comparable restaurant sales during the first half of fiscal 2009.

General and Administrative.    General and administrative expenses increased by $0.3 million, or 2.4%, to $14.7 million during the twenty-six weeks ended June 30, 2009 from $14.4 million during the comparable twenty-six week period of 2008. Included in general and administrative costs for the twenty-six weeks ended June 30, 2009 and July 1, 2008 is $1.2 million, respectively, of stock-based compensation expense. The increase in general and administrative costs is primarily due to planned increases in field supervision, marketing research, consulting and legal expenses, partially offset by planned salary and related expense reductions related to the departure of our two co-founders at the end of last year. As a percentage of revenues, general and administrative expenses decreased to 7.0% for the current twenty-six week period from 8.0% for the prior year comparable twenty-six week period. This decrease is primarily due to leverage of the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization.    Depreciation and amortization increased by $2.8 million, or 32.6%, to $11.6 million during the twenty-six weeks ended June 30, 2009 from $8.8 million during the comparable twenty-six week period of 2008. As a percentage of revenues, depreciation and amortization increased to 5.5% for the twenty-six week period from 4.9% for the prior year comparable twenty-six week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives, coupled with the deleveraging effect from the 0.7% decrease in comparable restaurant sales during the first half of fiscal 2009.

Restaurant Opening.    Restaurant opening expense decreased by $1.7 million, or 50.0%, to $1.7 million during the twenty-six weeks ended June 30, 2009 from $3.3 million during the comparable twenty-six week period of 2008. This decrease is primarily due to opening costs related to three restaurant openings and seven restaurants in-progress during the twenty-six weeks ended June 30, 2009, as compared to six restaurant openings and five restaurants in-progress during the twenty-six weeks ended July 1, 2008.

Loss on Disposal of Assets.    We did not have any significant fixed asset disposals during the twenty-six weeks ended June 30, 2009. For the same twenty-six weeks of the prior year, the loss on disposal of assets of $0.4 million pertains to asset disposal costs related to select restaurant remodels.

Interest Income, Net.    Net interest income decreased by $0.9 million, or 86.1%, to $0.1 million during the twenty-six weeks ended June 30, 2009 from $1.0 million during the comparable twenty-six week period of 2008. This decrease is primarily due to lower interest rates and investment balances compared to the same period as last year.

Other Income, Net.    Net other income decreased to $196,000 during the comparable twenty-six weeks ended June 30, 2009 from $201,000 during the comparable twenty-six week period of 2008, a decrease of $5,000. This decrease is primarily due to income recognized from gift card breakage. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense.    Our effective income tax rate for the twenty-six weeks ended June 30, 2009 was 30.3% compared to 29.5% for the comparable twenty-six week period of 2008. The effective income tax rate for the twenty-six weeks ended June 30, 2009 differs from the statutory income tax rate primarily due to anticipated FICA tip credits, the non-deductibility of incentive stock option compensation until the time of a disqualifying disposition and the tax exempt nature of our interest income from our investments.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	June 30, 2009	December 30, 2008
Cash and investments	$12,732	$8,852
Net working capital (deficit) (1)	($9,209)	$(19,614)
Current ratio	0.8:1.0	0.7:1.0
(1) The resulting deficit is principally due to our investments in auction rate securities which are classified as non-current assets.

	For The Twenty-Six Weeks Ended
	June 30, 2009	July 1, 2008
Cash provided by operating activities	$26,234	$26,255
Capital expenditures	$21,687	$40,298

Our capital requirements are principally related to our restaurant expansion plans. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve an approximate 15% increase in total restaurant operating weeks during fiscal 2009 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2008 openings. Our base of established restaurant operations is not yet large enough to generate enough cash flow from operations to totally fund our planned expansion at the rate that it is currently contemplated over the longer run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

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

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $26.2 million of net cash during the twenty-six weeks ended June 30, 2009, representing a $0.1 million decrease from the

$26.3 million provided by during the comparable twenty-six week period of 2008. The slight decrease in cash from operating activities for the twenty-six weeks ended June 30, 2009, in comparison to twenty-six weeks ended July 1, 2008, is primarily due to increased accounts and other receivables, tenant allowance receivables and accrued expenses offset by increased net income, higher depreciation expense due to more restaurants open and decreased prepaid rent due to timing, primarily offset by the increase in other liabilities due to additional deferred tenant improvement allowances.

For the twenty-six weeks ended June 30, 2009, total capital expenditures were $21.7 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $16.8 million. These expenditures were primarily related to the construction of our new restaurants in Henderson, Nevada; Gainesville, Florida and Mesquite, Texas which opened during the twenty-six weeks ended June 30, 2009, as well as expenditures related to additional restaurants expected to open in the third and fourth quarters of 2009. In addition, total capital expenditures related to existing restaurants and expenditures for restaurant and corporate systems were $4.7 million and $0.2 million, respectively.

On October 17, 2007, we established a $25 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. The Line of Credit was increased to $45 million during the first quarter of 2008. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements. As of June 30, 2009, there were funded borrowings of $7.0 million outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $2.8 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio and the Total Lease Adjusted Leverage Ratio. At June 30, 2009, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. While we have the Line of Credit in place and it can be currently drawn upon, in the event that global credit market conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

We currently plan to open as many as 10 new restaurants during fiscal 2009. As of July 31, 2009, three of those restaurants have already opened and seven are under construction and expected to open before the end of the current fiscal year. Additionally, we have one signed lease for a potential new restaurant opening in fiscal year 2010. We have also executed letters of intent for additional restaurant locations. We are in the process of determining our new restaurant development plan for fiscal 2010 and expect to be in a position to comment more specifically on that plan by the end of October 2009. Our capital requirements related to opening additional restaurants will continue to be significant. We currently anticipate our total capital expenditures for 2009, excluding any tenant improvement allowances, to be $55 million to $60 million related to the construction of new restaurants, the reinvestment in some of our older restaurants as well as normal maintenance capital expenditures and the investment in toolsets and infrastructure. We expect to fund our future capital expenditures for 2009 with current cash and investment balances, cash provided by operating activities, tenant improvement allowances and our line of credit. During fiscal 2009, we are currently expecting to obtain approximately $12 million to $13 million of committed tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of expansion, real estate markets, construction costs, the specific sites selected for new restaurants, the nature of the lease and associated financing arrangements negotiated with landlords.

On April 16, 2009, General Growth Properties, Inc. (“GGP”) announced that it was voluntarily seeking relief to reduce and restructure its debts under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 filing”). Included in its bankruptcy filing are approximately 158 regional shopping centers owned by GGP and certain other GGP subsidiaries. GGP stated that it intends to work with its constituencies to emerge from bankruptcy as quickly as possible and that the day-to-day operations and business of all of the Company’s shopping centers and other properties will continue as usual. We currently operate six restaurants in GGP properties that were included in their Chapter 11 filing. As of June 30, 2009, we have outstanding tenant improvement allowances due from GGP totaling approximately $678,000 for two of our restaurants, which may be impacted from GGP’s Chapter 11 filing. Our restaurant leases with GGP allow us to offset or reduce our rent payable to GGP in the event that our tenant improvement allowances cannot be collected, as agreed upon in our leases with GGP. Although we are in the process of determining the financial impact, if any, of these tenant improvement allowances, we do not believe that this matter will have a material impact on our overall liquidity. We may also pursue other legal remedies in this respect. As of July 31, 2009, we have not committed to any additional GGP retail projects for potential future restaurant locations; however, we may decide to do so at some future point. We also have one other delinquent committed tenant improvement allowance due from a different landlord in the amount of $1.2 million, for a restaurant that was completed in the fourth quarter of 2008; however, we also have a similar right to offset or reduce our rent payable.

As of June 30, 2009, our investments consisted of auction rate securities (“ARS”) with a par or face value of $33.3 million. These auction rate securities, AAA-rated when purchased, are long-term debt obligations secured by student loans and 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). The recent uncertainties in the credit markets have affected our holdings in these ARS investments, since auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments, these investments are not currently trading and, therefore, do not currently have a readily determinable market value. In accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), we estimated the fair value of our auction rate securities investments using valuation models and methodologies provided by a third party. Based on these valuation models and methodologies, during the second quarter of fiscal year 2009 we recognized an incremental estimated temporary unrealized gain in the fair value of our ARS investments of approximately $1.4 million, bringing our net estimated unrealized loss to approximately $3.5 million as of June 30, 2009. In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”), a temporary change in fair value results in an unrealized holding gain or loss being recorded in the “other comprehensive income (loss)” component of shareholders’ equity. Such an unrealized holding gain or loss does not affect net income for the applicable accounting period. We review several factors to determine whether a loss is other than temporary, such as the length of time an investment is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, the financial condition and near term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the continued illiquidity of these investments and the uncertainty regarding the auction rate securities market, we have classified these investments as non-current investments for the current reporting period at fair value. Absent a more favorable remedy in our current arbitration proceedings relating to our ARS investments, we currently anticipate holding the remaining ARS investments until a recovery of the auction process, recovery of fair value or until maturity, which is between 2020 and 2047. We currently believe that it is more likely than not that we will not be required to sell these ARS investments before any recovery; however, we expect such recoveries to occur prior to maturity. During the second quarter of fiscal year 2009, we continued to received partial redemptions, at par, of certain ARS investments; however, there is no guarantee we will receive any future redemptions. We will continue to monitor the auction rate securities market and the liquidity and value of the securities we hold. Additional adjustments to the fair value may be required from quarter to quarter to reflect changes in market conditions. We have filed an arbitration claim against the broker-dealer relating to investments in auction rate securities made on our behalf. We cannot predict the ultimate outcome of our claim in this respect.

We currently believe that our projected cash flow from operations, cash balances on hand, agreed-upon tenant improvement allowances and our $45 million credit facility, should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities through the next 12 months. We currently believe that the current lack of liquidity of our auction rate securities investments will not have a material impact on our ability to fund our operations or continue our expansion through at least the second quarter of 2010. However, if current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital are obtained. Our base of established restaurant operations is not yet large enough to generate enough cash flow from operations to totally fund our planned expansion at the rate that it is currently contemplated over the longer run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 30, 2009, we are not involved in any off-balance sheet arrangements.

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

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations and adverse weather. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher sales volume periods than other periods of the year. Additionally, in 2007, we began opening new restaurants beyond the West Coast and Texas to other mid-western and eastern states. Accordingly, these new restaurants will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those regions. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of June 30, 2009, no other than temporary impairment indicators have been identified.

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

FIN 48, which clarifies the accounting for uncertainty in tax positions, requires that we recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, unrecognized tax benefits recorded was approximately $155,000.

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

Beginning in 2008, we also began issuing RSUs as a component of the annual equity grant award to officers and other employees. These grants are non-GSSOP grants. Under our 2005 Equity Incentive Plan we have issued approximately 653,000 RSUs as of June 30, 2009, including both GSSOP and non-GSSOP grants. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). RSUs generally cliff vest 100% after five years for GSSOP participants, and generally vest at 20% per year for other RSU grantees.

We account for these plans under the fair value recognition provisions of FAS 123(R) using the modified-prospective-transition method. Compensation expense recognized in the twenty-six weeks ended June 30, 2009 and July 1, 2008 include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006 (adoption date of FAS 123 (R)), based on the grant date fair value estimated in accordance with the original provisions of FAS 123 and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). FAS 123(R) requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. FAS 123(R) requires the cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the twenty-six weeks ended June 30, 2009, the average interest rate earned on cash and cash equivalents and investments was approximately 1.0%. As of June 30, 2009, our investment portfolio consisted of auction rate securities with a par or face value of approximately $33.3 million currently classified as non-current investments. These auction rate securities, AAA rated when purchased, are long-term debt obligations secured by student loans, which are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals up to 35 days. The final maturity dates of these auction rate securities are between 2020 and 2047. The general illiquidity in the credit markets have affected our holdings in auction rate securities investments, since auctions for these securities have failed to settle on their respective settlement dates. While we continue to earn interest on our auction rate securities investments, these investments are not currently trading and, therefore, do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities investments no longer approximates par or face value and in accordance with applicable accounting rules, we recognized an incremental estimated temporary increase in the fair value of our auction rate securities investments of approximately $1.4 million during the current quarter, bringing our net estimated unrealized loss to $3.5 million as of June 30, 2009.

The fair market value of these securities is subject to further interest rate risk and could decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of June 30, 2009, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future. Additionally, the continued illiquidity of our investments in auction rate securities and the continued uncertainty regarding the auction rate securities market has caused us to classify our investments in these securities as non-current assets, and there can be no guarantee that the markets supporting these investments will recover in the near future. If current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital can be obtained. While we have a $45 million credit facility in place, in the event that global credit market or general economic conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

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

On February 16, 2006, a former employee filed a lawsuit in Orange County, California, Superior Court, Case Number 06CC00030, on behalf of herself and allegedly other employees, for alleged failure to provide rest periods and meal periods and violation of California Business and Professions Code Section 17200. We have answered the complaint, denying the allegations and raising various additional defenses. The parties met for mediation on a non-binding basis. In May 2008, the parties agreed to settle this matter subject to final approval from the court. The court has given preliminary approval of the settlement. The terms of this proposed settlement are not considered by us to be material to our consolidated financial position.

On April 6, 2009, an employee filed a class action complaint in Orange County, California, Superior Court, Case Number 30-2009, 00259460, on behalf of himself and allegedly other employees. The complaint alleges causes of action for failure to pay plaintiff and other alleged class members regular wages and overtime pay, failure to maintain the designated wage scale and secret payment of lower wages, the greater of actual damages or penalties for failure to provide accurate wage statements, and restitution of wages and injunction for violation of California Business and Professions Code Section 17200. The complaint also seeks interest, attorneys’ fees and costs. We have not yet responded to the complaint, but we intend to vigorously defend the suit.

On February 4, 2009, an employee, on behalf of himself and allegedly other employees filed a class action complaint in Fresno County, California, Superior Court, Case Number 09 CE CG 00374DRF, which complaint was served on us in the second quarter of 2009. The complaint alleges causes of action for failure to pay wages for on-call time, for violation of California Business and Professional Code section 17200, and for penalties for unpaid wages. The complaint also seeks a constructive trust on money found unlawfully acquired, an injunction against failure to pay wages, restitution, interest, attorney’s fees and costs. We have not yet responded to the complaint but we intend to vigorously defend the suit.

On July 16, 2009, Robert Cho, an individual, on behalf of himself and allegedly other recipients or holders in California of our gift cards, filed a class action complaint in Los Angeles County, California, Superior Court, Case Number BC417923, alleging causes of action for unlawful and deceptive trade practices and violation of the Consumer Legal Remedies Act, for failing to redeem or replace a gift card and deducting a dormancy fee, for violation of California Business and Professions Code Section 17200 and for declaratory relief. The complaint seeks restitution, an injunction against the alleged unfair practices, and attorneys’ fees. We have not yet responded to the complaint but we intend to vigorously defend this action.

Other Matters

On June 12, 2008, we filed an arbitration claim with the Financial Industry Regulatory Authority (FINRA) against Citigroup Global Investments, Inc. (“Citigroup”) asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, breach of fiduciary duty, a failure to act to the highest standards of good faith and commercial honor, violations of Federal and California securities laws, failure to properly train financial advisers, violation of settlement agreements with regulatory authorities, conspiracy, and violation of its duty to us concerning selection of proper securities arising out of our auction rate securities investments. Citigroup has denied the allegations. The three arbitrators have been selected. The first day for the arbitration proceeding had initially been set for September 29, 2009. However, due to certain scheduling conflicts a new arbitration date has being scheduled for December 2009. The arbitration proceeding will be held in Los Angeles, California.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2009, we held our Annual Meeting of Shareholders. Shareholders voted upon the election of directors and the ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 29, 2009.

Gerald W. Deitchle, Peter A. Bassi, Larry D. Bouts, Shann M. Brassfield, James A. Dal Pozzo, J. Roger King and John F. Grundhofer all of whom were directors prior to the Annual Meeting and were nominated for re-election, were re-elected at the meeting. The following votes were cast for each of the nominees:

Name	For	Authority Withheld
Gerald W. Deitchle	23,749,886	263,075
Peter A. Bassi	23,761,166	251,795
Larry D. Bouts	23,759,959	253,002
Shann M. Brassfield	23,762,186	250,775
James A. Dal Pozzo	22,602,664	1,410,297
J. Roger King	23,754,478	258,483
John F. Grundhofer	15,980,733	8,032,228

There were no abstentions or broker non-votes with respect to the election of directors.

The shareholders also approved the ratification of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 29, 2009. The following votes were cast on the ratification: 23,986,533 For; 24,013 Against; 2,415 Abstain. There were no broker non-votes.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the 2004 Annual Report on Form 10-K.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	Employment Agreement dated April 12, 2009 between the Company and Matthew J. Kimble, employed as Chief Human Resource Officer.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

August 3, 2009	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)