Form 10-Q
period 2009-09-29
BJs RESTAURANTS INC
filed 2009-11-06
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2009

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

As of November 4, 2009, there were 26,774,191 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended September 29, 2009

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 29, 2009	December 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,693	$8,852
Accounts and other receivables	12,040	10,084
Inventories	3,798	3,606
Prepaids and other current assets	979	4,500
Deferred income taxes	8,294	8,680

Total current assets	37,804	35,722

Property and equipment, net	279,422	256,027
Non-current investments	28,510	30,617
Goodwill	4,673	4,673
Notes receivable	562	633
Other assets, net	8,107	7,537

Total assets	$359,078	$335,209

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,213	$12,688
Accrued expenses	39,443	42,648

Total current liabilities	53,656	55,336

Deferred income taxes	14,673	11,803
Long-term debt	7,000	9,500
Other liabilities	36,743	26,293

Total liabilities	112,072	102,932

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 60,000 shares authorized and 26,774 and 26,718 shares issued and outstanding as of September 29, 2009 and December 30, 2008, respectively	166,807	166,649
Capital surplus	19,369	17,108
Accumulated other comprehensive income (loss)	(3,390)	(4,383)
Retained earnings	64,220	52,903

Total shareholders’ equity	247,006	232,277

Total liabilities and shareholders’ equity	$359,078	$335,209

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 29, 2009	September 30, 2008	September 29, 2009	September 30, 2008
Revenues	$103,904	$95,751	$314,072	$274,800
Costs and expenses:
Cost of sales	26,087	24,298	78,352	69,221
Labor and benefits	35,996	33,460	109,719	96,621
Occupancy and operating	22,781	21,916	67,606	58,739
General and administrative	7,054	5,683	21,790	20,077
Depreciation and amortization	6,104	4,992	17,705	13,744
Restaurant opening	1,481	2,673	3,153	6,015
Loss on disposal of assets	–	-	–	351
Natural disaster and related expense	–	446	–	446

Total costs and expenses	99,503	93,468	298,325	265,214

Income from operations	4,401	2,283	15,747	9,586

Other income:
Interest income, net	54	284	197	1,310
Other income, net	50	79	246	280

Total other income	104	363	443	1,590

Income before income taxes	4,505	2,646	16,190	11,176

Income tax expense	1,336	606	4,873	3,123

Net income	$3,169	$2,040	$11,317	$8,053

Net income per share:
Basic	$0.12	$0.08	$0.42	$0.31

Diluted	$0.12	$0.08	$0.42	$0.30

Weighted average number of shares outstanding:
Basic	26,756	26,496	26,742	26,403

Diluted	27,232	26,746	27,084	26,733

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirty-Nine Weeks Ended
	September 29, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$11,317	$8,053
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,705	13,744
Deferred income taxes	3,256	(13)
Stock-based compensation expense	2,096	2,467
Loss on disposal of assets	-	351
Natural disaster and related expense	-	596
Changes in assets and liabilities:
Accounts and other receivables	1,231	2,409
Inventories	(192)	(831)
Prepaids and other current assets	3,521	782
Other assets, net	(688)	(235)
Accounts payable	1,525	1,357
Accrued expenses	(3,205)	321
Other liabilities	10,450	10,241
Landlord contribution for tenant improvements, net	(3,187)	(2,875)

Net cash provided by operating activities	43,829	36,367

Cash flows from investing activities:
Purchases of property and equipment	(40,847)	(60,235)
Proceeds from investments sold	3,100	12,300
Purchases of investments	-	(6,500)
Collection of notes receivable	71	61

Net cash used in investing activities	(37,676)	(54,374)

Cash flows from financing activities:
Borrowings on line of credit	-	17,500
Payments on line of credit	(2,500)	(10,500)
Excess tax benefit from stock-based compensation, net	30	1,170
Proceeds from exercise of stock options	158	1,071

Net cash (used in) provided by financing activities	(2,312)	9,241

Net increase (decrease) in cash and cash equivalents	3,841	(8,766)

Cash and cash equivalents, beginning of period	8,852	11,617

Cash and cash equivalents, end of period	$12,693	$2,851

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$–	$–

Cash paid for income taxes	$1,441	$1,502

Supplemental disclosure of non-cash financing activity:
Stock-based compensation capitalized	$135	$213

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard literature, promulgated by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other authoritative sources, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s consolidated financial statement disclosures beginning with the quarter ending September 29, 2009, as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s consolidated financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued a statement on subsequent events (Codification Topic No. 855, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). This statement requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This statement does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by us. This statement is effective for interim or annual periods ending after June 15, 2009. We implemented the provisions of this statement during the quarter ended June 30, 2009. We evaluated for subsequent events through November 4, 2009, the issuance date of our consolidated financial statements. No recognized or non-recognized subsequent events were noted.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, which is included in Codification Topic No. 320, Debt and Equity Securities. This guidance amends the other-than-

temporary impairment guidance in U.S. GAAP for debt securities, where changes in fair value are not regularly recognized in earnings, to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt securities in the financial statements. This guidance also provides for evaluating whether an impairment of a debt security is other than temporary and for determining the amount of an other-than-temporary impairment recognized in earnings and other comprehensive income. Under this guidance, if management intends to sell an impaired debt security, or it is more likely than not that it will be required to sell the security before recovery, all other-than-temporary impairments must be separated into two components: (i) the amount related to credit losses (which is recorded in current period earnings) and (ii) the amount related to all other factors (which is recorded in other comprehensive income). Both components are required to be shown in the statement of income. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. We have applied the guidance and disclosure requirements as it applies to our investments during the first quarter of fiscal 2009 and there was no impact on our consolidated financial statements.

In April 2009, the FASB issued guidance on the interim disclosures about fair value of financial instruments, which is included in Codification Topic No. 825, Financial Instruments. This guidance extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements of publically traded companies. This guidance is effective for interim reporting periods ending after June 15, 2009 and was adopted as of the beginning of our current fiscal year as our interim disclosure about the fair value of our financial instruments incorporates the related requirements.

In February 2007, the FASB issued a statement on the fair value option for financial assets and financial liabilities (Codification Topic No. 825, Financial Instruments). This statement permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This statement was effective for fiscal years beginning after November 15, 2007. We did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of the standard has no impact on our consolidated financial statements.

In September 2006, the FASB issued a statement on fair value measurements, (Codification Topic No. 820, Fair Value Measurements and Disclosures), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. This statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement was effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis, for which application has been deferred for one year. We adopted the provisions of this statement during the first quarter of fiscal 2008.

2.  INVESTMENTS

Investments consist of the following (in thousands):

	Cost or Par Value	Fair Value
Non-current assets:
Investments – available-for-sale	$41,100	$41,100
Redemptions	(6,100)	(6,100)
Gross unrealized gains	–	631
Gross unrealized losses	–	(5,014)

December 30, 2008	$35,000	$30,617
Redemptions	(3,100)	(3,100)
Gross unrealized gains	–	1,513
Gross unrealized losses	–	(520)

September 29, 2009	$31,900	$28,510

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

Beginning February 2008, the general illiquidity conditions in the credit markets affected the marketability of our holdings in ARS investments, since auctions for these securities have failed to settle on their respective settlement dates. While we continue to earn interest on our ARS investments, the principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities. Accordingly, these ARS investments are classified as available-for-sale and reported at their fair value with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect) until realized.

We estimated the fair value of our auction rate securities investments using valuation models and methodologies provided by a third party. These types of pricing inputs may generally be considered “Level 2” fair value measurements according to generally accepted accounting principles, as described further in Note 3 of this section of our Form 10-Q. However, since there are no currently active markets for our ARS investments, these pricing inputs are currently deemed “Level 3” whereby the inputs for the asset or liability are generally less observable from objective sources and are combined with internal methodologies resulting in management’s best estimate of fair value. Based on these valuation models and methodologies, during the third quarter of fiscal year 2009 we recognized an incremental estimated temporary unrealized gain in the fair value of our ARS investments of approximately $0.1 million, bringing our net estimated unrealized loss to approximately $3.4 million as of September 29, 2009. During the third quarter of fiscal 2009, an additional $1.4 million of our ARS investments were redeemed at par. For the thirty-nine weeks ended September 29, 2009, $3.1 million of our ARS investments were redeemed at par.

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

3.  FAIR VALUE MEASUREMENT

In accordance with generally accepted accounting principles, a framework for using fair value to measure assets and liabilities was established by defining a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

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

As of September 29, 2009, we held auction rate securities investments which are classified as available-for-sale investments and are required to be measured at fair value on a recurring basis. As discussed in Note 2 in this section of our Form 10-Q, the continuing disruptions in the credit markets have affected our holdings in auction rate securities investments, since the auctions for these securities have failed to settle on their respective settlement dates. Therefore, in the absence of an active market, we estimated the fair value of these investments using valuation models and methodologies provided by a third party as of September 29, 2009. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty; the timing of the expected future cash flows; the investments interest rate compared to like investments and treasury strips interest rates with comparable maturities, the current illiquidity of the investments; and the expectation of the next time the security is expected to have a successful auction; as well as certain qualitative and quantitative metrics (i.e., structure, collateral and liquidity of the investment and a trinomial discount model, respectively) that an investor would consider when deciding to hold or sell a position based on the certain risk assessments.

Based on these valuation models and methodologies, we recognized an estimated temporary unrealized holding gain in the fair value of our auction rate securities investments of approximately $0.1 million for the thirteen weeks ended September 29, 2009. However, as a result of the overall temporary decline in fair value of our auction rate securities investments to date, which we attribute to liquidity issues rather than credit issues, we have recorded a net estimated unrealized loss of approximately $3.4 million as of September 29, 2009. Any future fluctuation in fair value related to these investments that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If we determine that any future valuation adjustment was other than temporary or if based on changing economic circumstances, we believe it is more likely than not that we will be required to sell these investments at a price less than par, we would record a charge to earnings.

The assets measured at fair value on a recurring basis at September 29, 2009, were as follows (in thousands):

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities investments, par value	$ –	$ –	$31,900
Total gains or losses (realized and unrealized):
Included in net income	–	–	–
Included in accumulated other comprehensive income (loss)	–	–	(3,390)

Balance at September 29, 2009	$ –	$ –	$28,510

4. LONG-TERM DEBT

Line of Credit

On October 17, 2007, we established a $25 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. The Line of Credit was increased to $45 million during the first quarter of 2008. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements. As of September 29, 2009, there were borrowings of $7.0 million outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $2.8 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio and a Total Lease Adjusted Leverage Ratio. At September 29, 2009, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. At September 29, 2009, interest paid on the borrowings under the Line of Credit was approximately $118,000, of which $69,000 related to the thirty-nine weeks ended September 29, 2009. The weighted average interest rate was approximately 1.4%.

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

In accordance with generally accepted accounting principles, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted stock options, calculated using the treasury stock method.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands).

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 29, 2009	September 30, 2008	September 29, 2009	September 30, 2008
Numerator:
Net income for basic and diluted net income per share	$3,169	$2,040	$11,317	$8,053

Denominator:
Weighted average shares outstanding - basic	26,756	26,496	26,742	26,403
Effect of dilutive common stock equivalents	476	250	342	330

Weighted average shares outstanding – diluted	27,232	26,746	27,084	26,733

For the thirteen weeks ended September 29, 2009 and September 30, 2008, there were approximately 932,000 and 1.7 million stock options, respectively, whereby the exercise price exceeded the average common stock market value. For the thirty-nine weeks ended September 29, 2009 and September 30, 2008, there were approximately 1.1 million and 1.5 million stock options, respectively, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. RELATED PARTY

As of September 29, 2009, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 16.1% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently our largest supplier of food, beverage and paper products. Jacmar also owns the Shakey’s pizza parlor chain. In July 2006, after an extensive competitive bidding process, we entered into a three-year agreement with a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, of which Jacmar is one. As such, Jacmar services our restaurants in California and Nevada, while other system distributors service our restaurants in all other states. In July 2009, after another extensive competitive bidding process, we entered into a new three-year agreement with the same national foodservice distribution system. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties. Jacmar supplied us with approximately $37.4 million and $36.6 million of food, beverage and paper products for the thirty-nine weeks ended September 29, 2009 and September 30, 2008, respectively, which represents 47.8% and 52.8% of our total costs for these products, respectively. We had trade payables related to these products of approximately $2.6 million at September 29, 2009 and September 30, 2008, respectively.

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

Beginning in 2008, we also began issuing restricted stock units as a component of the annual equity grant award to officers and other employees. Under our 2005 Equity Incentive Plan we have issued 654,000 RSUs as of September 29, 2009.

We account for equity grants under these plans in accordance with generally accepted accounting principles’ fair value recognition provisions, using the modified-prospective-transition method. Compensation expense recognized in the thirty-nine weeks ended September 29, 2009 and September 30, 2008 include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the revised provisions under generally accepted accounting principles.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 29, 2009	September 30, 2008	September 29, 2009	September 30, 2008
Labor and benefits stock-based compensation	($130)	$177	$371	$606

General and administrative stock-based compensation	$517	$636	$1,725	$1,861

Capitalized stock-based compensation (1)	$40	$51	$135	$213

(1) Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The exercise price of the stock options under the Company’s stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Stock option activity during the thirty-nine weeks ended September 29, 2009 was as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise	Shares	Weighted Average Exercise
	(in thousands)	Price	(in thousands)	Price

Outstanding options at December 30, 2008	2,023	$15.82	1,321	$14.50
Granted	332	10.80
Exercised	(40)	3.92
Forfeited	(69)	18.45
Expired	-	-

Outstanding options at September 29, 2009	2,246	$15.21	1,489	$15.33

During the third quarter of fiscal 2009, we adjusted our estimated forfeitures to reflect an increase in our rate of forfeited stock options, resulting in a $560,000 reduction in stock-based compensation expense.

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	September 29, 2009	September 30, 2008
Expected volatility	81.4%	45.9%

Risk free interest rate	1.58%	3.23%

Expected option life	5 years	5 years

Dividend yield	0%	0%

Fair value of options granted	$7.03	$6.15

Generally accepted accounting principles require us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of September 29, 2009, total unrecognized stock based compensation expense related to non-vested stock options was $3.8 million, which is expected to be generally recognized over the remaining five years.

Restricted Stock Units

Restricted stock unit activity during the thirty-nine weeks ended September 29, 2009 was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding RSUs at December 30, 2008	476	$16.27
Granted	255	11.65
Forfeited	(77)	13.89

Outstanding RSUs at September 29, 2009	654	$14.75

The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock-based compensation expense related to RSUs of approximately $738,000 during the thirty-nine weeks ended September 29, 2009. In addition, total unrecognized stock-based compensation expense related to non-vested RSUs was $5.3 million, which is expected to be generally recognized over the remaining five years.

8. INCOME TAXES

We utilize the liability method of accounting for income taxes. Deferred income taxes are recognized based on the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

We recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Interest and penalties related to uncertain tax positions are included in income tax expense.

As of September 29, 2009, a valuation allowance of approximately $1.4 million was established for the deferred tax asset generated by the recording of the temporary change in fair value on our auction rate securities investments, since we would only be able to use this deferred tax asset to offset any future capital gains. As of September 29, 2009, we did not have any capital gains, nor do we expect to have any capital gains in the future. The deferred tax asset and corresponding valuation allowance were recorded in the “accumulated other comprehensive income (loss)” component of shareholders equity. Subsequent release of this valuation allowance will not have an effect on our Consolidated Statements of Income.

9. DIVIDEND POLICY AND STOCK REPURCHASES

We have not paid any cash dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our restaurant and brewing operations, remodeling of existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay cash dividends in the future, such payments would be at the discretion of the Board of Directors. We did not have any stock repurchases during the thirty-nine weeks ended September 29, 2009.

10. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consisted of the following (in thousands):

For The Thirty-Nine Weeks Ended
	September 29, 2009	September 30, 2008
Net income	$ 11,317	$ 8,053
Net unrealized holding loss on investments	(3,390)	(1,374)

Total other comprehensive income	$ 7,927	$ 6,679

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

These forward-looking statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Significant factors that could prevent us from achieving our stated goals include, but are not limited to:

•	Deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.

•	If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.

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

GENERAL

On November 4, 2009, we owned and operated 91 restaurants located in California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington. A licensee also operates one restaurant in Lahaina, Maui. We and our Maui licensee have mutually agreed, in principle, to terminate our license agreement and we expect the termination of the agreement to be finalized before the end of fiscal 2009. We do not expect any material financial impact to the Company in connection with this termination. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse® which receives the beer it sells from one of our breweries or an approved third-party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill® which is a smaller format, full service restaurant. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our unique Pizookie® dessert. Several of our BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary handcrafted beers are produced for many of our restaurants.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirty-nine weeks ended September 29, 2009 and September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 29, 2009	September 30, 2008	September 29, 2009	September 30, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.1	25.4	24.9	25.2
Labor and benefits	34.6	34.9	34.9	35.2
Occupancy and operating	21.9	22.9	21.5	21.4
General and administrative	6.8	5.9	6.9	7.3
Depreciation and amortization	5.9	5.2	5.6	5.0
Restaurant opening	1.4	2.8	1.0	2.2
Loss on disposal of fixed assets	–	–	–	0.1
Natural disaster and related expense	–	0.5	–	0.2

Total costs and expenses	95.7	97.6	94.8	96.6

Income from operations	4.3	2.4	5.2	3.4

Other income:
Interest income, net	0.1	0.3	0.1	0.5
Other income, net	0.1	0.1	0.1	0.1

Total other income	0.2	0.4	0.2	0.6

Income before income taxes	4.5	2.8	5.4	4.0
Income tax expense	1.3	0.6	1.6	1.1

Net income	3.2%	2.2%	3.8%	2.9%

Thirteen Weeks Ended September 29, 2009 Compared to Thirteen Weeks Ended September 30, 2008.

Revenues.  Total revenues increased by $8.2 million, or 8.5%, to $103.9 million during the thirteen weeks ended September 29, 2009 from $95.8 million during the comparable thirteen week period of 2008. The $8.2 million increase in revenues is attributed to an approximate 12% increase in restaurant weeks resulting from the eight new restaurants that we have opened since the third quarter of 2008, partially offset by a 3.1% decrease in our average weekly sales per restaurant. During the thirteen weeks ended September 29, 2009 our comparable restaurant sales decreased 1.6%. The decrease in comparable restaurant sales resulted from decreased guest traffic, partially offset by an estimated effective menu price increase of approximately 2.9%. The slowing domestic economy, increasing unemployment rates and continued uncertainty in overall consumer confidence continue to negatively impact consumer spending for casual dining restaurant occasions in general. Accordingly, we do not currently expect overall guest traffic in our comparable restaurant base to recover during the remainder of fiscal 2009, and we currently are not anticipating any growth in guest traffic during fiscal 2010. In addition, overall guest traffic may continue to decline if the economy further weakens and unemployment rates continue to increase, particularly in California and other Western states where the majority of our restaurants are located.

Our restaurants, like most in casual dining, are impacted by inflationary pressures in the costs of certain commodities, labor and other operating expenses. We have experienced such inflationary pressures in previous periods and if we experience these inflationary pressures in future periods, it will be necessary to consider additional menu price increases to help protect our restaurant operating margins during fiscal 2009 and fiscal 2010. However, if our guests do not accept our price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of the menu price increase could be negated and our operating margins could be impacted. Additionally, to help protect guest traffic and to respond to the actions of our competitors, we may consider selective menu offerings at reduced price points which could have the effect of further reducing the benefit of any menu price increases. We also believe that some of our larger casual dining chain competitors have recently increased their media advertising levels to more effectively communicate a stronger “value pricing” or reduced/discounted pricing message to consumers. This recent competitive development may also impact general levels of guest traffic in our restaurants.

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

Cost of Sales.  Cost of sales increased by $1.8 million, or 7.4%, to $26.1 million during the thirteen weeks ended September 29, 2009 from $24.3 million during the comparable thirteen week period of 2008. As a percentage of revenues, cost of sales decreased slightly to 25.1% for the current thirteen week period from 25.4% for the prior year comparable thirteen week period. This decrease is primarily due to lower cheese and poultry costs.

We do anticipate that cost of sales in our new restaurants will typically be higher during the first several months of operations versus our mature restaurants, as our restaurant management teams become accustomed to optimally predicting, managing and servicing sales volumes at our new restaurants. Accordingly, a comparatively large number of new restaurant openings in any single quarter may significantly impact total cost of sales comparisons for our entire business. Additionally, restaurants opened in new markets may initially experience higher commodity costs than our established restaurants, where we have greater market penetration that generally results in greater purchasing and distribution economies of scale.

We provide our customers a large variety of menu items and therefore we are not overly dependent on a single group of commodities. We believe the overall cost environment for food commodities in general will remain volatile during the remainder of 2009 and into 2010, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. While we continue to work with our suppliers to control food costs and we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We are currently unable to contract for many of our fresh commodities such as produce and fluid dairy items for long periods of time.

The cost to produce and distribute our proprietary beer is included in our cost of sales. In fiscal 2008, we began using larger commercial brewers of quality craft beer in the United States to compliment both our internal brewery production and the smaller contract quality craft brewers that we currently use. In 2009, we expect to utilize as many as three to four contract brewers to produce our high, quality handcrafted beer. We currently estimate that as much as 55% of our total requirement for proprietary beer (approximately 30,500 barrels) will be provided by contract brewers during fiscal 2009. We expect this percentage to further increase during 2010. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers; however, we may eventually decide to move the majority of this production to contract brewers. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. As a result, over the next several years, we expect that the production cost of our larger volume proprietary beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer. However, freight costs from our contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and therefore obtain increased leverage with our transportation vendors.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $2.5 million, or 7.6%, to $36.0 million during the thirteen weeks ended September 29, 2009 from $33.5 million during the comparable thirteen week period of 2008. This increase was primarily due to the opening of eight new restaurants since the thirteen weeks ended September 30, 2008. As a percentage of revenues, labor and benefit costs decreased to 34.6% for the current thirteen week period from 34.9% for the prior year comparable thirteen week period. This percentage decrease is primarily due to a cumulative favorable forfeiture rate adjustment related to our stock-based compensation grants based on our actual forfeiture experience to date. Included in labor and benefits for the thirteen weeks ended September 29, 2009 and September 30, 2008 is a credit of approximately $130,000, or (0.1%) of revenues and a charge of approximately $177,000, or 0.2% of revenues, respectively, for stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

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

Occupancy and Operating.  Occupancy and operating expenses increased by $0.9 million, or 3.9%, to $22.8 million during the thirteen weeks ended September 29, 2009 from $21.9 million during the comparable thirteen week period of 2008. The increase reflects additional operating and occupancy expenses related to eight new restaurants opened since the thirteen weeks ended September 30, 2008. As a percentage of revenues, occupancy and operating expenses decreased to 21.9% for the current thirteen week period from 22.9% for the prior year comparable thirteen week period. This percentage decrease is principally a result of decreased utility costs and marketing costs as a percent of revenues, partially offset by the de-leveraging of the fixed component of rent-related expenses as a result of the 1.6% decrease in comparable restaurant sales during the quarter.

General and Administrative.  General and administrative expenses increased by $1.4 million, or 24.1%, to $7.1 million during the thirteen weeks ended September 29, 2009 from $5.7 million during the comparable thirteen week period of 2008. Included in general and administrative costs for the thirteen weeks ended September 29, 2009 and September 30, 2008 is $517,000 and $636,000, respectively, of stock-based compensation expense. The increase in general and administrative expenses is primarily due to $1.0 million of incremental accrued incentive compensation expense compared to the same quarter last year. As a percentage of revenues, general and administrative expenses increased to 6.8% for the current thirteen week period from 5.9% for the prior year comparable thirteen week period.

Depreciation and Amortization.  Depreciation and amortization increased by $1.1 million, or 22.3%, to $6.1 million during the thirteen weeks ended September 29, 2009 from $5.0 million during the comparable thirteen week period of 2008. As a percentage of revenues, depreciation and amortization increased to 5.9% for the thirteen week period from 5.2% for the prior year comparable thirteen week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives, coupled with the deleveraging effect from the 3.1% decrease in our average weekly sales for the quarter.

Restaurant Opening.  Restaurant opening expense decreased by $1.2 million, or 44.6%, to $1.5 million during the thirteen weeks ended September 29, 2009 from $2.7 million during the comparable thirteen week period of 2008. This decrease is primarily due to opening costs related to two new restaurant openings and five restaurants in progress during the thirteen weeks ended September 29, 2009 as compared to six restaurant openings and three restaurants in-progress during the thirteen weeks ended September 30, 2008.

Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the number of restaurants in-progress, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. We opened two new restaurants during the third quarter of 2009 in Downey, California and Allen, Texas. As of November 4, 2009, four additional new restaurants have opened in the fourth quarter of 2009, and one more new restaurant is expected to open before Thanksgiving 2009. The actual timing of restaurant openings is inherently difficult to precisely predict and is subject to weather conditions and other factors outside of the Company’s control, including factors that are under the control of the Company’s landlords, municipalities and contractors.

Loss on Disposal of Assets.  We did not have any significant fixed asset disposals during the thirteen weeks ended September 29, 2009 and September 30, 2008.

Natural Disaster and Related Expense.  The natural disaster and related expense costs of $446,000, for the thirteen weeks ended September 30, 2008, relates to property and facility damages from hurricanes Gustav and Ike in excess of our related insurance coverage.

Interest Income, Net.  Net interest income decreased to $54,000 during the thirteen weeks ended September 29, 2009 from $284,000 during the comparable thirteen week period of 2008. This decrease is primarily due to lower interest rates and investment balances compared to the same thirteen week period of 2008.

Other Income, Net.  Net other income decreased to $50,000 during the thirteen weeks ended September 29, 2009 from $79,000 during the comparable thirteen week period of 2008. This decrease is primarily due to income recognized from gift card breakage. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense.  Our effective income tax rate for the thirteen weeks ended September 29, 2009 was 29.7% compared to 22.9% for the comparable thirteen week period of 2008. The effective income tax rate for the thirteen weeks ended September 29, 2009 differs from the statutory income tax rate primarily due to FICA tip credits, the non-deductibility of incentive stock options and tax free interest on our investments. We currently estimate our effective tax rate to be approximately 30.0% for fiscal 2009. However, the actual effective tax rate for fiscal 2009 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year, coupled with the amount of tax-exempt income earned on our investments.

Thirty-Nine Weeks Ended September 29, 2009 Compared to Thirty-Nine Weeks Ended September 30, 2008.

Revenues.  Total revenues increased by $39.3 million, or 14.3%, to $314.1 million during the thirty-nine weeks ended September 29, 2009 from $274.8 million during the comparable thirty-nine week period of 2008. The $39.3 million increase in revenues is attributed to an approximate 17% increase in restaurant weeks resulting from the eight new restaurants that we have opened since the third quarter of 2008, offset by a 2.2% decrease in our average weekly sales per restaurant. During the thirty-nine weeks ended September 29, 2009 our comparable restaurant sales decreased by 1.0%. The decrease in comparable restaurant sales resulted from decreased guest traffic, partially offset by an estimated effective menu price increase of approximately 3.2%.

Cost of Sales.  Cost of sales increased by $9.1 million, or 13.2%, to $78.4 million during the thirty-nine weeks ended September 29, 2009 from $69.2 million during the comparable thirty-nine week period of 2008. As a percentage of revenues, cost of sales decreased to 24.9% for the current thirty-nine week period from 25.2% for the prior year comparable thirty-nine week period. This decrease is primarily due to increased revenues from our estimated effective menu price increases coupled with lower cheese costs.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $13.1 million, or 13.6%, to $109.7 million during the thirty-nine weeks ended September 29, 2009 from $96.6 million during the comparable thirty-nine week period of 2008. This increase was primarily due to the opening of eight new restaurants since the thirty-nine weeks ended September 30, 2008. As a percentage of revenues, labor and benefit costs decreased to 34.9% for the current thirty-nine week period from 35.2% for the prior year comparable thirty-nine week period. This percentage decrease is primarily due to lower management labor costs as a result of less new restaurants opened in the thirty-nine week period ended September 29, 2009 coupled with the cumulative favorable forfeiture rate adjustment related to our stock-based compensation grants based on our actual forfeiture experience to date. Included in labor and benefits is approximately $0.4 million and $0.6 million related to our stock-based compensation plans for both the thirty-nine weeks ended September 29, 2009 and September 30, 2008, respectively. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

Occupancy and Operating.  Occupancy and operating expenses increased by $8.9 million, or 15.1%, to $67.6 million during the thirty-nine weeks ended September 29, 2009 from $58.7 million during the comparable thirty-nine week period of 2008. The increase reflects additional operating and occupancy expenses related to eight new restaurants opened since the thirty-nine weeks ended September 30, 2008. As a percentage of revenues, occupancy and operating expenses increased slightly to 21.5% for the thirty-nine week period from 21.4% for the prior year comparable thirty-nine week period. This percentage increase is principally a result of increased marketing costs for electronic, print and web-based media in response to the overall competitive environment, coupled with the de-leveraging of the fixed component of rent related expenses as a result of the 1.0% decrease in comparable restaurant sales during the thirty-nine weeks ended September 29, 2009.

General and Administrative.  General and administrative expenses increased by $1.7 million, or 8.5%, to $21.8 million during the thirty-nine weeks ended September 29, 2009 from $20.1 million during the comparable thirty-nine week period of 2008. Included in general and administrative costs for the thirty-nine weeks ended September 29, 2009 and September 30, 2008 is $1.7 million and $1.9 million, respectively, of stock-based compensation expense. The increase in general and administrative expenses is primarily due to $1.0 million of incremental accrued incentive compensation expense compared to the same period last year, coupled with planned increases in field supervision, marketing research, consulting and legal expenses, and partially offset by planned salary and related expense reductions related to the departure of our two co-founders at the end of last year. As a percentage of revenues, general and administrative expenses decreased to 6.9% for the current thirty-nine week period from 7.3% for the prior year comparable thirty-nine week period. This decrease is primarily due to leverage of the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization.  Depreciation and amortization increased by $4.0 million, or 28.8%, to $17.7 million during the thirty-nine weeks ended September 29, 2009 from $13.7 million during the comparable thirty-nine week period of 2008. As a percentage of revenues, depreciation and amortization increased to 5.6% for the thirty-nine week period from 5.0% for the prior year comparable thirty-nine week period. This increase is primarily due to increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives, coupled with the deleveraging effect from the 2.2% decrease in average weekly sales during the thirty-nine weeks ended September 29, 2009.

Restaurant Opening.  Restaurant opening expense decreased by $2.9 million, or 47.6%, to $3.2 million during the thirty-nine weeks ended September 29, 2009 from $6.0 million during the comparable thirty-nine week period of 2008. This decrease is primarily due to opening costs related to five restaurant openings and five restaurants in-progress during the thirty-nine weeks ended September 29, 2009, as compared to 12 restaurant openings and three restaurants in-progress during the thirty-nine weeks ended September 30, 2008.

Loss on Disposal of Assets.  We did not have any significant fixed asset disposals during the thirty-nine weeks ended September 29, 2009. For the same thirty-nine weeks of the prior year, the loss on disposal of assets of $0.4 million pertains to asset disposal costs related to select restaurant remodels.

Natural Disaster and Related Expense.  The natural disaster and related expense costs of $0.4 million, for the thirty-nine weeks ended September 30, 2008, relates to property and facility damages from hurricanes Gustav and Ike in excess of our related insurance coverage.

Interest Income, Net.  Net interest income decreased to $0.2 million during the thirty-nine weeks ended September 29, 2009 from $1.3 million during the comparable thirty-nine week period of 2008. This decrease is primarily due to lower interest rates and investment balances compared to the same period as last year.

Other Income, Net.  Net other income decreased to $246,000 during the thirty-nine weeks ended September 29, 2009 from $280,000 during the comparable thirty-nine week period of 2008. This decrease is primarily due to income recognized from gift card breakage. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense.  Our effective income tax rate for the thirty-nine weeks ended September 29, 2009 was 30.1% compared to 27.9% for the comparable thirty-nine week period of 2008. The effective income tax rate for the thirty-nine weeks ended September 29, 2009 differs from the statutory income tax rate primarily due to anticipated FICA tip credits, the non-deductibility of incentive stock option compensation until the time of a disqualifying disposition and the tax exempt nature of our interest income from our investments.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	September 29, 2009	December 30, 2008
Cash and investments	$12,693	$8,852
Net working capital (deficit) (1)	($15,852)	($19,614)
Current ratio	0.3:1.0	0.7:1.0
(1) The resulting deficit is principally due to our investments in auction rate securities which are classified as non-current assets.

	For The Thirty-Nine Weeks Ended
	September 29, 2009	September 30, 2008
Cash provided by operating activities	$43,829	$36,367
Capital expenditures	$40,847	$60,235

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations; and, to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger scale. In the past, we have obtained capital resources from our ongoing operations, public stock and warrant offerings, employee stock option exercises and construction contributions from our landlords. As an additional source of liquidity, we also have a $45 million credit facility in place, of which $7 million was drawn upon as of September 29, 2009.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of constructing the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. During fiscal 2009, we are currently expecting to obtain approximately $12 million to $13 million of committed tenant improvement allowances. However, in light of current conditions in the retail property development and credit markets, there can be no assurance that such allowances will continue to be made available to us by prospective landlords, or that we will always select locations for development that have such allowances available. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our restaurants, and we may determine at some future point to monetize those assets through a sale-leaseback or other financial transaction, provided that the financial markets for those transactions are functioning normally. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $43.8 million of net cash during the thirty-nine weeks ended September 29, 2009, representing a $7.4 million increase from the $36.4 million provided by during the comparable thirty-nine week period of 2008. The increase in cash from operating activities for the thirty-nine weeks ended September 29, 2009, in comparison to thirty-nine weeks ended September 30, 2008, is primarily due to increased net income, higher depreciation expense due to more restaurants open, increased deferred tax liability as a result of greater tax depreciation and decreased prepaid rent due to timing offset by increased accounts and other receivables and increased accrued expenses due to timing.

For the thirty-nine weeks ended September 29, 2009, total capital expenditures were $40.8 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $32.4 million. These expenditures were primarily related to the construction of our new restaurants in Henderson, Nevada; Gainesville, Florida; Mesquite, Texas; Downey, California and Allen, Texas which opened during the thirty-nine weeks ended September 29, 2009, as well as expenditures related to additional restaurants expected to open in the fourth quarter of 2009. In addition, total capital expenditures related to existing restaurants and expenditures for restaurant and corporate systems were $8.1 million and $0.3 million, respectively.

On October 17, 2007, we established a $25 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. The Line of Credit was increased to $45 million during the first quarter of 2008. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements. As of September 29, 2009, there were borrowings of $7.0 million outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $2.8 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio and the Total Lease Adjusted Leverage Ratio. At September 29, 2009, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. While we have the Line of Credit in place and it can be currently drawn upon, in the event that global credit market conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

We currently anticipate our total capital expenditures for 2009, excluding any tenant improvement allowances, to be $55 million to $60 million related to the construction of new restaurants, the reinvestment in some of our older restaurants as well as normal maintenance capital expenditures and the investment in toolsets and infrastructure. We expect to fund our future capital expenditures for 2009 and 2010 with current cash and investment balances, cash provided by operating activities, tenant improvement allowances and our line of credit. During fiscal 2009, we are currently expecting to obtain approximately $12 million to $13 million of committed tenant improvement allowances. We currently plan to open 10 new restaurants during fiscal 2009. As of November 4, 2009, nine of those restaurants have already opened. One is under construction and is expected to open before Thanksgiving 2009.

We are currently developing our capital expenditure plan for fiscal 2010, and we expect to finalize this plan before the end of 2009. In addition to our necessary maintenance and potential key initiative-related capital expenditures for next year, our fiscal 2010 capital expenditure plan will also contemplate the opening of as many as 10 to 11 new restaurants. Although the timing of new restaurant openings is subject to risks and other factors, some of which are outside of our control, those contemplated openings would thereby increase our total restaurant operating weeks by approximately 13% to 14% during fiscal 2010, which includes the carryover impact of partial-year 2009 openings. We currently have two signed leases and several signed letters of intent for potential restaurant locations in fiscal 2010. Our capital requirements related to opening additional restaurants will continue to be significant. Our future cash requirements will depend on many factors, including the pace of expansion, real estate markets, construction costs; the specific sites selected for new restaurants, the nature of the lease and associated financing arrangements negotiated with landlords.

On April 16, 2009, General Growth Properties, Inc. (“GGP”) announced that it was voluntarily seeking relief to reduce and restructure its debts under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 filing”). Included in its bankruptcy filing are approximately 158 regional shopping centers owned by GGP and certain other GGP subsidiaries. GGP stated that it intends to work with its constituencies to emerge from bankruptcy as quickly as possible and that the day-to-day operations and business of all of the Company’s shopping centers and other properties will continue as usual. We currently operate six restaurants in GGP properties that were included in their Chapter 11 filing. As of September 29, 2009, we have outstanding tenant improvement allowances due from GGP totaling approximately $575,000 for one of our restaurants, which may be impacted from GGP’s Chapter 11 filing. Our restaurant leases with GGP allow us to offset or reduce our rent payable to GGP in the event that our tenant improvement allowances cannot be collected, as agreed upon in our leases with GGP. Although we are in the process of determining the financial impact, if any, of these tenant improvement allowances, we do not believe that this matter will have a material impact on our overall liquidity. We may also pursue other legal remedies in this respect. As of November 4, 2009, we have not committed to any additional GGP retail projects for potential future restaurant locations; however, we may decide to do so at some future point. We also have one other delinquent committed tenant improvement allowance due from a different landlord in the amount of $1.2 million, for a restaurant that was completed in the fourth quarter of 2008; however, we also have a similar right to offset or reduce our rent payable.

As of September 29, 2009, our investments consisted of auction rate securities (“ARS”) with a par or face value of $31.9 million. These auction rate securities, AAA-rated when purchased, are long-term debt obligations secured by student loans and 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). The continuing disruption to the credit markets have affected our holdings in these ARS investments, since auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically, the fair value of the ARS investments approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments, the principal associated with failed auctions will not be accessible until successful auctions resume, a buyer is found outside of the auction process, or issuers use a different form of financing to replace these securities. In accordance with generally accepted accounting principles, we estimated the fair value of our auction rate securities investments using valuation models and methodologies provided by a third party. Based on these valuation models and methodologies, during the third quarter of fiscal year 2009 we recognized an incremental estimated temporary unrealized gain in the fair value of our ARS investments of approximately $0.1 million, bringing our net estimated unrealized loss to approximately $3.4 million as of September 29, 2009. In accordance with generally accepted accounting principles, a temporary change in fair value results in an unrealized holding gain or loss being recorded in the “other comprehensive income (loss)” component of shareholders’ equity. Such an unrealized holding gain or loss does not affect net income for the applicable accounting period. We review several factors to determine whether a loss is other than temporary, such as the length of time an investment is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, the financial condition and near term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Due to the continued illiquidity of these investments and the uncertainty regarding the auction rate securities market, we have classified these investments as non-current investments for the current reporting period at fair value. Absent a more favorable remedy in our current arbitration proceedings relating to our ARS investments, we currently anticipate holding the remaining ARS investments until a recovery of the auction process, recovery of fair value or until maturity, which is between 2020 and 2047. We currently believe that it is more likely than not that we will not be required to sell these ARS investments before any recovery; however, we expect such recoveries to occur prior to maturity. During the third quarter of fiscal year 2009, we continued to received partial redemptions, at par, of certain ARS investments; however, there is no guarantee we will receive any future redemptions. We will continue to monitor the auction rate securities market and the liquidity and value of the securities we hold. Additional adjustments to the fair value may be required from quarter to quarter to reflect changes in market conditions. We have filed an arbitration claim against the broker-dealer relating to investments in auction rate securities made on our behalf. We cannot predict the ultimate outcome of our claim in this respect.

We currently believe that our projected cash flow from operations, cash balances on hand, agreed-upon tenant improvement allowances and our $45 million credit facility, should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities through the next 12 months. We currently believe that the current lack of liquidity of our auction rate securities investments will not have a material impact on our ability to fund our operations or continue our expansion through at least the third quarter of 2010. However, if current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital are obtained. Our base of established restaurant operations is not yet large enough to generate enough cash flow from operations to totally fund our planned expansion at the rate that it is currently contemplated over the longer run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 29, 2009, we are not involved in any off-balance sheet arrangements.

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

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations and adverse weather. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher sales volume periods than other periods of the year. Additionally, in 2007, we began opening new restaurants beyond the West Coast and Texas to other mid-western and eastern states. Accordingly, these new restaurants will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those regions. Holidays (and shifts in the holiday calendar), severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Fair Value of Investments

We measure all available-for-sale or non-current investments at fair value in accordance with fair value measurements prescribed by generally accepted accounting principles. We believe that the valuation models and methodologies provided by a third party, who uses “Level 3” inputs (whereby the inputs for the asset or liability are generally less observable from objective sources), provides us with the appropriate basis to estimate fair value for investments that are not currently trading on the open market. In accordance with generally accepted accounting principles, we recognize temporary changes in the fair value of our investments as unrealized holding gains or losses recorded in “other comprehensive income (loss),” which is a component of shareholders’ equity and does not affect net income for the applicable accounting period. For declines in fair value that are below our carrying value and deemed to be other than temporary, we would record a charge against net earnings.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of September 29, 2009, no other than temporary impairment indicators have been identified.

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

The accounting for uncertainty in tax positions requires that we recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 29, 2009, unrecognized tax benefits recorded was approximately $155,000.

Leases

We lease the majority of our restaurant locations. We account for our leases in accordance with generally accepted accounting principles, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease. The related cash received from the landlord is reflected as “Landlord contribution for tenant improvements, net” within operating activities of our Consolidated Statements of Cash Flows.

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

Beginning in 2008, we also began issuing RSUs as a component of the annual equity grant award to officers and other employees. These grants are non-GSSOP grants. Under our 2005 Equity Incentive Plan we have issued approximately 654,000 RSUs as of September 29, 2009, including both GSSOP and non-GSSOP grants. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). RSUs generally cliff vest 100% after five years for GSSOP participants, and generally vest at 20% per year for other RSU grantees.

We account for these plans in accordance with generally accepted accounting principles under the fair value recognition provisions, using the modified-prospective-transition method. Compensation expense recognized in the thirty-nine weeks ended September 29, 2009 and September 30, 2008 include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the revised provisions under generally accepted accounting principles. We are required to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of less than twelve months as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the thirty-nine weeks ended September 29, 2009, the average interest rate earned on cash and cash equivalents and investments was approximately 0.9%. As of September 29, 2009, our investment portfolio consisted of auction rate securities with a par or face value of approximately $31.9 million currently classified as non-current investments. These auction rate securities, AAA rated when purchased, are long-term debt obligations secured by student loans, which are generally 97% guaranteed by the U.S. Government under the Federal Family Education Loan Program (“FFELP”). In addition to the U.S. Government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined intervals up to 35 days. The final maturity dates of these auction rate securities are between 2020 and 2047. The general illiquidity in the credit markets have affected our holdings in auction rate securities investments, since auctions for these securities have failed to settle on their respective settlement dates. While we continue to earn interest on our auction rate securities investments, these investments are not currently trading and, therefore, do not currently have a readily determinable market value. Accordingly, the estimated fair value of these auction rate securities investments no longer approximates par or face value and in accordance with applicable accounting rules, we recognized an incremental estimated temporary increase in the fair value of our auction rate securities investments of approximately $0.1 million during the current quarter, bringing our net estimated unrealized loss to $3.4 million as of September 29, 2009.

The fair market value of these securities is subject to further interest rate risk and could decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of September 29, 2009, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows. However, if interest rates decreased and securities within our portfolio matured and were re-invested in securities with lower interest rates, interest income would decrease in the future. Additionally, the continued illiquidity of our investments in auction rate securities and the continued uncertainty regarding the auction rate securities market has caused us to classify our investments in these securities as non-current assets, and there can be no guarantee that the markets supporting these investments will recover in the near future. If current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital can be obtained. While we have a $45 million credit facility in place, in the event that global credit market or general economic conditions further deteriorate, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

We purchase food and other commodities for use in our operations based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. During the remainder of fiscal 2009 and fiscal 2010, it may not be possible for us to enter into as many fixed-price contracts for the entire year for many of our food commodity requirements due to the recent volatility in the worldwide markets for such commodities. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

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

On April 6, 2009, an employee filed a class action complaint in Orange County, California, Superior Court, Case Number 30-2009, 00259460, on behalf of himself and allegedly other employees. The complaint alleges causes of action for failure to pay plaintiff and other alleged class members regular wages and overtime pay, failure to maintain the designated wage scale and secret payment of lower wages, the greater of actual damages or penalties for failure to provide accurate wage statements, and restitution of wages and injunction for violation of California Business and Professions Code Section 17200. The complaint also seeks interest, attorneys’ fees and costs. The parties have agreed to meet for non-binding mediation. We have not yet responded to the complaint, but we intend to vigorously defend the suit.

On February 4, 2009, an employee, on behalf of himself and allegedly other employees filed a class action complaint in Fresno County, California, Superior Court, Case Number 09 CE CG 00374DRF, which complaint was served on us in the second quarter of 2009. The complaint alleges causes of action for failure to pay wages for on-call time, for violation of California Business and Professional Code section 17200, and for penalties for unpaid wages. The complaint also seeks a constructive trust on money found unlawfully acquired, an injunction against failure to pay wages, restitution, interest, attorney’s fees and costs. On August 14, 2009, a first amended complaint was filed, in which two other employees joined the action as plaintiffs. We have not yet responded to the complaint, but we have begun discovery and intend to vigorously defend our position in this action.

On July 16, 2009, Robert Cho, an individual, on behalf of himself and allegedly other recipients or holders in California of our gift cards, filed a class action complaint in Los Angeles County, California, Superior Court, Case Number BC417923, alleging causes of action for unlawful and deceptive trade practices and violation of the Consumer Legal Remedies Act, for failing to redeem or replace a gift card and deducting a dormancy fee, for violation of California Business and Professions Code Section 17200 and for declaratory relief. The complaint seeks restitution, an injunction against the alleged unfair practices, and attorneys’ fees. Discovery has begun. We have responded to the complaint by filing a demurrer challenging the claim under Civil Code Section 1749.5. We intend to vigorously defend our position in this action.

On August 25, 2009, a former employee of ours filed a lawsuit in Los Angeles County, California, Superior Court, Case Number BC420459, on behalf of himself and allegedly other employees, namely our California restaurant assistant managers, kitchen managers and managers. The complaint alleges our California restaurant assistant managers are not exempt for compensation purposes and alleges causes of action for failure to pay overtime wages, failure to provide meal breaks and rest periods, failure to pay wages timely, penalties for unpaid wages, failure to provide accurate wage statements, failure to keep accurate payroll records and for violation of California Business and Professions Code Section 17200. The complaint also seeks unspecified damages, restitution, an injunction against unfair practices, interest, attorneys’ fees and costs. We have not yet responded to the complaint but we intend to vigorously defend our position in this action.

Other Matters

On June 12, 2008, we filed an arbitration claim with the Financial Industry Regulatory Authority (FINRA) against Citigroup Global Investments, Inc. (“Citigroup”) asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, breach of fiduciary duty, a failure to act to the highest standards of good faith and commercial honor, violations of Federal and California securities laws, failure to properly train financial advisers, violation of settlement agreements with regulatory authorities, conspiracy, and violation of its duty to us concerning selection of proper securities arising out of our auction rate securities investments. Citigroup has denied the allegations. The three FINRA arbitrators have been selected. The first day for the arbitration proceeding had initially been set for September 29, 2009. However, due to FINRA scheduling conflicts a new arbitration date has being scheduled for December 2009. The arbitration proceeding will be held in Los Angeles, California.

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

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the 2004 Annual Report on Form 10-K.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	BJ’s Restaurants, Inc. Amended 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed September 9, 2009).

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

November 4, 2009	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)