Form 10-Q
period 2010-03-30
BJs RESTAURANTS INC
filed 2010-05-04
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2010

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

As of April 30, 2010, there were 27,014,216 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended March 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 30, 2010	December 29, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,401	$44,906
Short-term investments	10,850	-
Accounts and other receivables	9,855	13,193
Inventories	4,315	3,994
Prepaids and other current assets	970	2,423
Deferred income taxes	9,219	9,782

Total current assets	57,610	74,298

Property and equipment, net	297,127	291,913
Non-current investments	4,132	-
Goodwill	4,673	4,673
Notes receivable	513	538
Other assets, net	10,130	9,700

Total assets	$374,185	$381,122

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,480	$11,978
Accrued expenses	39,365	54,763

Total current liabilities	52,845	66,741

Deferred income taxes	18,049	17,941
Long-term debt	2,500	5,000
Other liabilities	39,955	38,461

Total liabilities	113,349	128,143

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	-	-
Common stock, no par value, 60,000 shares authorized and 27,014 and 26,774 shares issued and outstanding as of March 30, 2010 and December 29, 2009, respectively	169,014	166,807
Capital surplus	21,531	20,231
Retained earnings	70,291	65,941

Total shareholders’ equity	260,836	252,979

Total liabilities and shareholders’ equity	$374,185	$381,122

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended
	March 30, 2010	March 31, 2009
Revenues	$121,686	$102,425
Costs and expenses:
Cost of sales	30,064	25,441
Labor and benefits	43,420	36,295
Occupancy and operating	26,012	21,715
General and administrative	8,474	7,135
Depreciation and amortization	6,731	5,710
Restaurant opening	1,129	984
Loss on disposal of assets	140	-

Total costs and expenses	115,970	97,280

Income from operations	5,716	5,145

Other income (expense):
Interest income	29	109
Interest expense	(21)	(33)
Other income, net	236	149

Total other income	244	225

Income before income taxes	5,960	5,370

Income tax expense	1,610	1,611

Net income	$4,350	$3,759

Net income per share:
Basic	$0.16	$0.14

Diluted	$0.16	$0.14

Weighted average number of shares outstanding:
Basic	26,872	26,732

Diluted	27,723	26,904

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirteen Weeks Ended
	March 30, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$4,350	$3,759
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,731	5,710
Deferred income taxes	671	1,375
Stock-based compensation expense	1,004	879
Loss on disposal of assets	140	-
Changes in assets and liabilities:
Accounts and other receivables	1,722	180
Inventories	(321)	24
Prepaids and other current assets	1,453	1,828
Other assets, net	(446)	(25)
Accounts payable	1,502	(2,828)
Accrued expenses	(15,398)	(6,069)
Other liabilities	1,494	2,598
Landlord contribution for tenant improvements, net	1,616	(831)

Net cash provided by operating activities	4,518	6,600

Cash flows from investing activities:
Purchases of property and equipment	(12,035)	(8,301)
Proceeds from investments sold	66	600
Purchases of investments	(15,036)	-
Collection of notes receivable	25	24

Net cash used in investing activities	(26,980)	(7,677)

Cash flows from financing activities:
Payments on line of credit	(2,500)	(1,500)
Excess tax benefit from stock-based compensation	250	20
Proceeds from exercise of stock options	2,207	4

Net cash used in financing activities	(43)	(1,476)

Net decrease in cash and cash equivalents	(22,505)	(2,553)

Cash and cash equivalents, beginning of period	44,906	8,852

Cash and cash equivalents, end of period	$22,401	$6,299

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$-	$-

Cash paid for income taxes	$14	$75

Supplemental disclosure of non-cash financing activity:
Stock-based compensation capitalized	$46	$57

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

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to requirements of the Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 29, 2009. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on
Form 10-K. The accompanying consolidated balance sheet as of December 29, 2009 has been derived from our audited consolidated financial statements.

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

2.  INVESTMENTS

Our investment policy restricts the investment of our excess cash balances to investment-grade marketable securities, such as U.S. Treasury and direct agency obligations, municipal and bank securities, investment-grade corporate debt securities, and money market funds. Investments and marketable securities, which we have the intent and ability to hold until maturity, are classified as held-to-maturity securities. All investments held as of March 30, 2010 are currently classified as held-to-maturity and are reported at amortized cost. Realized gains or losses are determined on the specific identification cost method and recorded as a charge to earnings, when realized.

Investments consist of the following (in thousands):

	Amortized Cost	Average Maturity
Short-term investments:
U.S. Treasury and direct agency obligations	$9,560	7.5 months
Corporate bonds	1,290	12 months

March 30, 2010	$10,850

Non-current investments:
Domestic corporate obligations	$4,132	22 months

March 30, 2010	$4,132

The domestic corporate obligations included as non-current investments were issued under the Temporary Loan Guaranty Program of the U.S. Government and are fully insured by the Federal Deposit Insurance Corporation.

3.  FAIR VALUE MEASUREMENT

For assets that are measured using quoted market prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. At March 30, 2010, we held investments in marketable securities totaling approximately $15.0 million, and the fair value of our investments equaled the quoted market price. Additionally, the majority of our investments are AAA-rated securities. Therefore, we believe that we are not exposed to significant credit risks on these investments.

The carrying value of cash and cash equivalents approximates fair value due to the short-term maturities of those securities. At March 30, 2010 and December 29, 2009, we held $22.4 million and $44.9 million, respectively, of cash and cash equivalents. Our cash and cash equivalents are primarily comprised of U.S. Treasury, direct agency obligations and money market funds with various investment broker-dealers. The U.S. Treasury and direct agency obligations are guaranteed by the U.S. Government. Our money market fund investments consist of only first-tier, high-quality securities, and we have not experienced any losses to date in these investments.

4.  LONG-TERM DEBT

Line of Credit

We have a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements as needed. As of March 30, 2010, there were funded borrowings of $2.5 million outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $3.6 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At March 30, 2010, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. At March 30, 2010, interest paid on the funded borrowings under the Line of Credit was approximately $17,000, of which $10,000 related to the thirteen weeks ended March, 30, 2010. The weighted average interest rate was approximately 1.1%.

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

	For The Thirteen Weeks Ended
	March 30, 2010	March 31, 2009
Numerator:
Net income for basic and diluted net income per share	$4,350	$3,759

Denominator:
Weighted average shares outstanding - basic	26,872	26,732
Effect of dilutive common stock options and restricted stock units	851	172

Weighted average shares outstanding - diluted	27,723	26,904

For the thirteen weeks ended March 30, 2010 and March 31, 2009, there were approximately 0.1 million and 1.3 million stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6.  RELATED PARTY

As of March 30, 2010, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 15.6% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently our largest supplier of food, beverage and paper products servicing our restaurants in California and Nevada, while other system distributors service our restaurants in all other states. We also believe that Jacmar is the controlling shareholder of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our extensive competitive bidding process that resulted in three-year agreements in July 2006 and July 2009. Jacmar supplied us with approximately $14.2 million and $12.9 million of food, beverage and paper products for the thirteen weeks ended March 30, 2010 and March 31, 2009, respectively, which represents 47.2% and 50.8% of our total costs for these products, respectively. We had trade payables related to these products of approximately $2.5 million and $2.0 million at March 30, 2010 and March 31, 2009, respectively.

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

Beginning in 2007, substantially all of our restaurant general managers, executive kitchen managers, regional kitchen operations managers, directors of operations, area vice presidents and certain brewery operations positions are eligible to participate in our equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”) under our 2005 Equity Incentive Plan. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (“RSUs”). The GSSOP is dependent on each participant’s extended service with us in their respective positions and their achievement of certain agreed-upon performance objectives during that service period (i.e., five years).

Beginning in 2008, we issued RSUs as a component of the annual equity grant award to officers and other employees. Under our 2005 Equity Incentive Plan we have issued approximately 620,000 RSUs as of March 30, 2010. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. RSUs generally vest at 20% per year for other RSU grantees and generally cliff vest at 100% after five years for GSSOP participants.

We account for equity grants under these plans in accordance with the fair value recognition provisions required by generally accepted accounting principles using the modified-prospective-transition method. Compensation expense recognized in the thirteen weeks ended March 30, 2010 and March 31, 2009 include (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on their grant date fair value-estimates in accordance with the revised provisions under generally accepted accounting principles.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended
	March 30, 2010	March 31, 2009
Labor and benefits stock-based compensation	$226	$273

General and administrative stock-based compensation	$778	$606

Capitalized stock-based compensation (1)	$46	$57

(1) Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The exercise price of the stock options under the Company’s stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Stock option activity during the thirteen weeks ended March 30, 2010 was as follows:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at December 29, 2009	2,267	$15.21	1,497	$15.32
Granted	500	$19.11
Exercised	(205)	$10.73
Forfeited	(2)	$18.11
Expired	(170)	$19.38

Outstanding options at March 30, 2010	2,390	$16.12	1,312	$15.51

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	March 30, 2010	March 31, 2009
Expected volatility	34.2%	81.8%

Risk free interest rate	2.6%	1.5%

Expected option life	5 years	5 years

Dividend yield	0%	0%

Fair value of options granted	$6.58	$6.74

Generally accepted accounting principles require us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of March 30, 2010, total unrecognized stock based compensation expense related to non-vested stock options was $5.8 million, which is expected to be generally recognized over the remaining five years.

Restricted Stock Units

Restricted stock unit activity during the thirteen weeks ended March 30, 2010 was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding RSUs at December 29, 2009	650	$14.77
Granted	15	$19.82
Vested or released	(34)	$12.60
Forfeited	(11)	$17.59

Outstanding RSUs at March 30, 2010	620	$14.96

The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock-based compensation expense related to RSUs of approximately $377,000 during the thirteen weeks ended March 30, 2010. In addition, total unrecognized stock-based compensation expense related to non-vested RSUs was $4.9 million, which is expected to be generally recognized over the remaining five years.

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

As of March 30, 2010, a valuation allowance of approximately $0.2 million was established as a result of the capital loss realized on the sale of our auction rate securities investments, since we would only be able to use this deferred tax asset to offset any future capital gains. As of March 30, 2010, we did not have any capital gains within the three year carryback window, nor do we currently expect to have any capital gains in the future, although some may ultimately occur.

9.  DIVIDEND POLICY AND STOCK REPURCHASES

We have not paid any cash dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our restaurant and brewing operations, remodeling of existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay cash dividends in the future, such payments would be at the discretion of the Board of Directors. We did not have any stock repurchases during the thirteen weeks ended March 30, 2010.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”). The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q, as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009, are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known, or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from “forward-looking” statements described in this document. These “forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;

•	the rate and scope of our planned future restaurant development;

•	anticipated dates on which we will commence or complete development of new restaurants;

•	expectations as to the timing and success of the planned expansion of our contract brewing strategy;

•	expectations for consumer spending on casual dining restaurant occasions in general;

•	expectations as to the availability and costs of key commodities used in our restaurants and brewing operations;

•	expectations as to our menu price increases and their effect, if any, on revenue and results of operations;

•	expectations as to the effectiveness of our planned operational, menu and marketing initiatives;

•	expectations as to our capital requirements and our Line of Credit availability;

•	expectations as to our future revenues, operating costs and expenses; and,

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These “forward-looking” statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Significant factors that could prevent us from achieving our stated goals include, but are not limited to:

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

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009.

GENERAL

On April 30, 2010, we owned and operated 95 restaurants located in California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse® which receives the beer it sells from one of our breweries or an approved third-party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill® which is a smaller format, full service restaurant. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Several of our BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary handcrafted beers are produced for many of our restaurants.

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from our gift cards are recognized upon redemption in our restaurants. Gift card breakage is recognized as other income on our Consolidated Statements of Income. Gift card breakage is recorded when the likelihood of the redemption of the gift cards becomes remote, which is typically after 24 months from original gift card issuance.

Cost of sales is comprised of food and beverage supplies. The components of cost of sales are variable and typically fluctuate directly with sales volumes. Labor and benefit costs include direct hourly and management wages, bonuses and payroll taxes and fringe benefits for restaurant employees.

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

We currently have one small-format BJ’s Pizza and Grill restaurant lease that is scheduled to expire during the next nine months, and we are currently evaluating the desirability of renewing that lease. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 30, 2010 and March 31,

2009 are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended
	March 30, 2010	March 31, 2009
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	24.7	24.8
Labor and benefits	35.7	35.4
Occupancy and operating	21.4	21.2
General and administrative	7.0	7.0
Depreciation and amortization	5.5	5.6
Restaurant opening	0.9	1.0
Loss on disposal of fixed assets	0.1	-

Total costs and expenses	95.3	95.0

Income from operations	4.7	5.0

Other income (expense):
Interest income	-	0.1
Interest expense	-	-
Other income, net	0.2	0.1

Total other income	0.2	0.2

Income before income taxes	4.9	5.2

Income tax expense	1.3	1.6

Net income	3.6%	3.6%

Thirteen Weeks Ended March 30, 2010 Compared to Thirteen Weeks Ended March 31, 2009.

Revenues.    Total revenues increased by $19.3 million, or 18.8%, to $121.7 million during the thirteen weeks ended March 30, 2010 from $102.4 million during the comparable thirteen week period of 2009. The $19.3 million increase in revenues consisted of an increase of approximately $15.1 million in sales from new restaurants not yet in our comparable restaurant sales base for the prior year, plus an approximate $4.1 million or 4.4% increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from increased guest traffic, net of menu mix shifts and inclusive of an estimated effective menu price increase factor of approximately 1.4%.

Our restaurants, like most in casual dining, are impacted by inflationary pressures for the costs of certain commodities, labor and other operating expenses. We attempt to offset the impact of inflation on our cost structure with purchasing economies of scale, productivity and efficiency improvements, and menu price increases. However, if our guests do not accept our menu price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of the menu price increase could be negated and our operating margins could be impacted. We currently expect our incremental menu price increases for fiscal 2010 to be in the range of 1.5% to 2.5%, excluding the carryover impact of menu price increases taken during fiscal 2009. Additionally, to help protect guest traffic and to respond to the actions of our competitors, we may consider the promotion of selective menu offerings or introduce new menu offerings at reduced or lower price points which could have the effect of further reducing any benefit from menu price increases. As a relatively small casual dining restaurant chain, we do not have the financial resources to match the marketing and advertising spending levels of our larger casual dining competitors. Accordingly, increased marketing and advertising spending by our larger competitors may also adversely impact general levels of guest traffic in our restaurants. Furthermore, our guest traffic will also be dependent upon a concurrent improvement in consumer confidence, discretionary consumer spending and overall employment.

All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2009, can impact comparable sales comparisons. Accordingly, there can be no assurance that increases in comparable sales will be achieved as a result of increased menu prices or other factors.

Cost of Sales.    Cost of sales increased by $4.6 million, or 18.2%, to $30.1 million during the thirteen weeks ended March 30, 2010 from $25.4 million during the comparable thirteen week period of 2009. As a percentage of revenues, cost of sales decreased slightly to 24.7% for the current thirteen week period from 24.8% for the prior year comparable thirteen week period. This slight decrease is primarily due to increased revenues from our estimated effective menu price increases, coupled with lower commodity costs for poultry and certain soups, sauces and dressings.

We do anticipate that cost of sales in our new restaurants will typically be higher during the first several months of operations versus our mature restaurants, as our restaurant management teams require some time to become accustomed to optimally predicting, managing and servicing sales volumes at our new restaurants. Accordingly, a comparatively large number of new restaurant openings in any single quarter may significantly impact total cost of sales comparisons for our entire business. Additionally, restaurants opened in new markets may initially experience higher commodity costs than our established restaurants, where we have greater market penetration that generally results in improved purchasing and distribution economies of scale.

We provide our customers a large variety of menu items and therefore we are not overly dependent on a single group of commodities. While we do not currently expect the cost of our total commodity “basket” to increase significantly during fiscal 2010, there is always the risk that the overall cost environment for food commodities in general could become volatile during 2010, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. While we continue to work with our suppliers to control food costs and we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items or certain commodity items where we have currently chosen not to contract for long period of time (such as pizza cheese).

The cost to produce and distribute our proprietary beer is included in our cost of sales. We currently utilize as many as four qualified contract brewers to produce our high-quality, handcrafted beer. We currently estimate our total proprietary beer requirement to be approximately 52,000 to 53,000 barrels for fiscal 2010, with over 60% of that requirement expected to be produced by contract brewers. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers; however, we may eventually decide to also move the majority of this production to contract brewers. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. As a result, over the next several years, we expect that the production cost of our larger-volume proprietary beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer. However, freight costs from our contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and negotiate more favorable terms with our transportation vendors.

Labor and Benefits.    Labor and benefit costs for our restaurants increased by $7.1 million, or 19.6%, to $43.4 million during the thirteen weeks ended March 30, 2010 from $36.3 million during the comparable thirteen week period of 2009. This increase was primarily due to the opening of 10 new restaurants since the thirteen weeks ended March 31, 2009. As a percentage of revenues, labor and benefit costs increased to 35.7% for the current thirteen week period from 35.4% for the prior year comparable thirteen week period. This percentage increase is primarily due to training costs related to: a planned menu change that introduced our “small bites and snacks” offerings, as well as new lunch specials and a new kid’s menu program; an investment in certain guest service activities with the goal of improving both service speeds and hospitality; and, increased payroll taxes due principally to increased state unemployment insurance costs. As a result of the increased number of people currently unemployed, many states have incurred deficits in their unemployment accounts and have therefore increased their unemployment tax rates or payroll caps for such taxes. These increases were partially offset by increased comparable sales volumes and the resulting leverage of the fixed portion of management-related labor. Included in labor and benefits for the thirteen weeks ended March 30, 2010 and March 31, 2009 is approximately $226,000 and $259,000, or 0.2% and 0.3% of revenues, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program, respectively. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

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

Occupancy and Operating.    Occupancy and operating expenses increased by $4.3 million, or 19.8%, to $26.0 million during the thirteen weeks ended March 30, 2010 from $21.7 million during the comparable thirteen week period of 2009. The increase reflects additional operating and occupancy expenses related to 10 new restaurants opened since the thirteen weeks ended March 31, 2009. As a percentage of revenues, occupancy and operating expenses increased to 21.4% for the current thirteen week period from 21.2% for the prior year comparable thirteen week period. This percentage increase is principally a result of increased marketing costs related to our planned menu changes introduced during the quarter, partially offset by our ability to leverage the fixed component of these expenses as a result of higher comparable sales.

General and Administrative.    General and administrative expenses increased by $1.4 million, or 18.8%, to $8.5 million during the thirteen weeks ended March 30, 2010 from $7.1 million during the comparable thirteen week period of 2009. Included in general and administrative costs for the thirteen weeks ended March 30, 2010 and March 31, 2009 is $778,000 and $606,000, respectively, of stock-based compensation expense. The increase in general and administrative costs is primarily due to higher levels of recruiting and training costs related to our managers in training program, coupled with higher legal, consulting and payroll tax expenses. The increase in our manager in training program is directly related to the timing of new restaurant openings. In fiscal 2009, we did not open any new restaurants in the second quarter, as compared to this current year in which we anticipate opening as many as two new restaurants in the second quarter. As a percentage of revenues, general and administrative expenses remained at 7.0% for the current thirteen week period as compared to the same percentage for the prior year comparable thirteen week period.

Depreciation and Amortization.    Depreciation and amortization increased by $1.0 million, or 17.9%, to $6.7 million during the thirteen weeks ended March 30, 2010 from $5.7 million during the comparable thirteen week period of 2009. As a percentage of revenues, depreciation and amortization decreased to 5.5% for the thirteen week period from 5.6% for the prior year comparable thirteen week period. This slight percentage decrease is primarily due to our ability to leverage the fixed nature of these costs as a result of higher comparable sales.

Restaurant Opening.    Restaurant opening expense slightly increased by $0.1 million, or 14.7%, to $1.1 million during the thirteen weeks ended March 30, 2010 from $1.0 million during the comparable thirteen week period of 2009. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. We opened two new restaurants in the first quarter of 2010 in Fort Worth, Texas and Escondido, California. We also closed our BJ’s Pizza & Grill restaurant, located in Huntington Beach, California, for an extensive remodel in late January and re-opened this restaurant in early February with our full menu offerings and a new bar operation. As a result, we incurred opening costs related to this remodel in order to properly train our team members on the new menu and beverage offerings. As of April 30, 2010, we currently expect to open one additional restaurant during the second quarter for fiscal 2010; as many as four restaurants during the third quarter; and, as many as two to three new restaurants during the fourth quarter. The actual timing of restaurant openings is inherently difficult to precisely predict and is subject to weather conditions and other factors outside of our control, including factors that are under the control of the Company’s landlords, municipalities and contractors.

Loss on Disposal of Assets.    The loss on disposal of assets of approximately $140,000 or 0.1% of revenues, during the thirteen weeks ended March 30, 2010, primarily relates to the expansion and remodeling of our BJ’s Pizza & Grill restaurant in Huntington Beach, California. We did not have any significant fixed asset disposals during the first quarter of 2009.

Interest Income.    Interest income decreased to $29,000 during the thirteen weeks ended March 30, 2010 from $109,000 during the comparable thirteen week period of 2009. This decrease is primarily due to the lower interest rates and investment balances compared to the same thirteen week period of 2009.

Interest Expense.    Interest expense decreased to $21,000 during the thirteen weeks ended March 30, 2010 from $33,000 during the comparable thirteen week period of 2009. This decrease is primarily due to lower funded borrowings outstanding under our Line of Credit as compared to the same thirteen week period of 2009.

Other Income, Net.    Net other income increased to $236,000 during the thirteen weeks ended March 30, 2010 from $149,000 during the comparable thirteen week period of 2009, an increase of $87,000. This increase is primarily due to income recognized from gift card breakage. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense.    Our effective income tax rate for the thirteen weeks ended March 30, 2010 was 27.0% compared to 30% for the comparable thirteen week period of 2009. The effective income tax rate for the thirteen weeks ended March 30, 2010 differs from the statutory income tax rate primarily due to FICA tip credits and the non-deductibility of incentive stock options. We currently estimate our effective tax rate to be approximately 27.0% to 28% for fiscal 2010. However, the actual effective tax rate for fiscal 2010 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and tax deductibility of our interest on our investments.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	March 30, 2010	December 29, 2009
Cash and short-term investments	$33,251	$44,906
Net working capital	$4,765	$7,557
Current ratio	1.1:1.0	1.1:1.0

	For The Thirteen Weeks Ended
	March 30, 2010	March 31, 2009
Cash provided by operating activities	$4,518	$6,600
Capital expenditures	$12,035	$8,301

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations; and, to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger scale. In the past, we have obtained capital resources from our ongoing operations, public stock and warrant offerings, employee stock option exercises and tenant improvement allowances from our landlords. As an additional source of liquidity, we also have a $45 million credit facility in place, of which $2.5 million was outstanding as of March 30, 2010.

Our capital requirements are principally related to our restaurant expansion plans. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve an approximate 13% increase in total restaurant operating weeks during fiscal 2010 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2009 openings. Our base of established restaurant operations is not yet large enough to sufficiently generate enough cash flow from operations to totally fund our planned expansion at the rate that it is currently contemplated over the longer run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

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

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $4.5 million of net cash during the thirteen weeks ended March 30, 2010, representing a $2.1 million decrease from the $6.6 million provided by during the comparable thirteen week period of 2009. The decrease in cash from operating activities for the thirteen weeks ended March 30, 2010, in comparison to thirteen weeks ended March 31, 2009, is primarily due to the decrease in accrued expenses offset by the increase in net income, higher depreciation expense as a result of more restaurants, decreases in accounts and other receivables and tenant improvement allowances as a result of collections and an increase in accounts payable due to the timing of payments.

For the thirteen weeks ended March 30, 2010, total capital expenditures were approximately $12.0 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $7.8 million. These expenditures were primarily related to the construction of our new restaurants in Forth Worth, Texas and Escondido, California, both of which opened in the first quarter, as well as expenditures related to additional restaurants expected to open in the second, third and fourth quarters of 2010. In addition, total capital expenditures related to the maintenance of existing restaurants and expenditures for restaurant and corporate systems were $4.0 million and $0.2 million, respectively.

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

We have a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements as needed. As of March 30, 2010, there were funded borrowings of $2.5 million outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $3.6 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At March 30, 2010, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. While we have the Line of Credit in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

Our capital expenditures during 2010 will continue to be significant as we currently plan to open as many as 10 to 11 new restaurants during fiscal 2010, in addition to expending funds for our necessary maintenance and key initiatives. As of April 30, 2010, we have entered into eight signed leases or purchase agreements for those new restaurants, and we expect to enter into additional leases for new restaurant locations. We currently anticipate our capital expenditures for fiscal 2010, gross of any construction contributions we may receive from landlords, to be approximately $60 million related to the construction of new restaurants, the reinvestment in some of our older restaurants, as well as normal maintenance capital expenditures, and the investment in toolsets and infrastructure. We expect to fund our expected capital expenditures for fiscal 2010 with current cash and investment balances, cash flow from operations and landlord contributions. During fiscal 2010, we are currently expecting to obtain approximately $6 million of landlord construction contributions. Our future cash requirements will depend on many factors, including the pace of expansion, real estate markets, construction costs, the specific sites selected for new restaurants, and the nature of the lease and associated financing arrangements negotiated with landlords.

On April 16, 2009, General Growth Properties, Inc. (“GGP”) announced that it was voluntarily seeking relief to reduce and restructure its debts under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 filing”). Included in its bankruptcy filing are approximately 158 regional shopping centers owned by GGP and certain other GGP subsidiaries. GGP stated that it intends to work with its constituencies to emerge from bankruptcy as quickly as possible and that the day-to-day operations and business of all of our shopping centers and other properties will continue as usual. We currently operate six restaurants in GGP properties that were included in their Chapter 11 filing. We currently do not have any outstanding landlord allowances from GGP. However, as of March 30, 2010, we have one outstanding tenant improvement allowances from a different landlord in the amount of $1.2 million for one of our restaurants. Our restaurant lease allows us to offset or reduce our rent payable in the event that our tenant improvement allowances cannot be collected, as agreed upon in our leases. We do not believe that this matter will have a material impact on our overall liquidity. We may also pursue other legal remedies in this respect.

During December 2009, we reached a confidential settlement agreement for the full liquidation of our auction rate securities (“ARS”) investment portfolio with our former broker-dealer for the portfolio. Under the terms of the settlement, we received approximately $27.4 million in cash (including accrued interest) in exchange for the entire remaining ARS investment portfolio and recorded a pre-tax loss on investment settlement of approximately $1.7 million. In addition, the settlement provides us with the potential for additional recoveries, depending upon the performance of the ARS market during the next three years. The cash received in conjunction with the settlement was invested in various institutional money market funds as of year end. As of March 30, 2010, our cash and cash equivalents and investments included money market funds, treasury bills, agency bonds and domestic corporate obligations totaling approximately $37.4 million, of which $22.4 million was considered cash and cash equivalents and included with current assets on our Consolidated Balance Sheet as of March 30, 2010.

We currently believe that our projected cash flow from operations, cash and cash equivalents on hand, agreed-upon tenant improvement allowances and our $45 million credit facility, should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities through the next 12 months. Our base of established restaurant operations is not yet large enough to sufficiently generate enough cash flow from operations to totally fund our planned expansion at the rate that it is currently contemplated over the long run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 30, 2010, we are not involved in any off-balance sheet arrangements.

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

Many of our restaurant employees are paid hourly rates related to the federal minimum wage. In fiscal 2007, Congress enacted an increase in the federal minimum wage implemented in three phases, beginning in fiscal 2007 and concluding in fiscal 2009. Furthermore, some states have annual minimum wage increases correlated with either state or federal increases in the consumer price index. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

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

Fair Value of Investments and Cash Equivalents

We measure the fair value of our investments using quoted market prices in active markets. All of our investments are currently classified as held-to-maturity, included as short-term and non-current investments in the Consolidated Balance Sheets and reported at amortized cost with related gains and losses reflected in earnings in accordance with generally accepted accounting principles. We believe that the fair value of our investments equaled the quoted market price of our investments at March 30, 2010.

We believe the carrying value of cash equivalents approximates fair value because of the short-term nature of those instruments.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of March 30, 2010, no other than temporary impairment indicators have been identified.

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

The accounting for uncertainty in tax positions requires that we recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 30, 2010, unrecognized tax benefits recorded was approximately $161,000.

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

Beginning in 2007, substantially all of our restaurant general managers, executive kitchen managers, regional kitchen operations managers, directors of operations, area vice presidents and certain brewery operations positions became eligible to participate in our equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”) under our 2005 Equity Incentive Plan. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (“RSUs”). The GSSOP is dependent on each participant’s extended service with us in their respective positions (five years) and their achievement of certain agreed-upon performance objectives during that service period.

In 2008, we also began issuing RSUs as a component of the annual equity grant award to officers and other employees. These grants are non-GSSOP grants. Under our 2005 Equity Incentive Plan we have issued approximately 620,000 RSUs as of March 30, 2010, including both GSSOP and non-GSSOP grants. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). RSUs generally vest at 20% per year for other RSU grantees and generally cliff vest at 100% after five years for GSSOP participants.

We account for these plans in accordance with generally accepted accounting principles under the fair value recognition provisions, using the modified-prospective-transition method. Compensation expense recognized in the thirteen weeks ended March 30, 2010 and March 31, 2009 include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the revised provisions under generally accepted accounting principles. We are required to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the 13 weeks ended March 30, 2010, the average interest rate earned on cash and cash equivalents and investments was approximately 0.3%. As of March 30, 2010, our cash and cash equivalents and investments consisted of money market funds, treasury bills, agency bonds and domestic corporate obligations with a cost or fair value of approximately $37.4 million, of which $22.4 million are considered cash equivalents. Cash may be in excess of FDIC insurance limits. The majority of our investments, both short-term and long-term, are AAA-rated and directly or indirectly guaranteed by the U.S. Government. We have not experienced any losses in these accounts and believe we are not exposed to significant risk on cash and cash equivalents and investments.

We purchase food and other commodities for use in our operations based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. To manage this risk in part, we attempt to enter into fixed-price purchase commitments, with terms typically up to one year, for many of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for certain commodities or we may choose not to enter into fixed-price contracts for certain commodities. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California, Superior Court, and on March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and, (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. On March 2, 2008, and on March 19, 2008, one of Plaintiff’s attorneys filed a notice with the California Labor and Workforce Development Agency, alleging failure to keep adequate pay records and to pay Plaintiff minimum wage. To our knowledge, the Agency has not responded to either of these notices. In November 2008, the parties agreed to settle this matter subject to final approval from the arbitrator and confirmation from the court. The terms of this proposed settlement are not considered by us to be material to our consolidated financial position.

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

On July 16, 2009, an individual, on behalf of himself and allegedly other recipients or holders in California of our gift cards, filed a class action complaint in Los Angeles County, California, Superior Court, alleging causes of action for unlawful and deceptive trade practices and violation of the Consumer Legal Remedies Act, for failing to redeem or replace a gift card and deducting a dormancy fee, for violation of California Business and Professions Code and for declaratory relief. The complaint seeks restitution, an injunction against the alleged unfair practices, and attorneys’ fees. Discovery has begun. In November 2009, the plaintiff filed an amended complaint for the causes of action alleged in the original complaint but without the allegation of violation of California Business and Professions Code. We answered the amended complaint, denying the allegations and raising affirmative defenses. In March 2010, the parties settled this case for a nominal amount.

On August 25, 2009, a former employee of ours filed a lawsuit in Los Angeles County, California, Superior Court, on behalf of himself and allegedly other employees, namely our California restaurant assistant managers, kitchen managers and managers. The complaint alleges our California restaurant assistant managers are not exempt for compensation purposes and alleges causes of action for failure to pay overtime wages, failure to provide meal breaks and rest periods, failure to pay wages timely, penalties for unpaid wages, failure to provide accurate wage statements, failure to keep accurate payroll records and for violation of California Business and Professions Code. The complaint also seeks unspecified damages, restitution, an injunction against unfair practices, interest, attorneys’ fees and costs. In October 2009, plaintiff filed an amended complaint, alleging the class to be all California assistant kitchen managers, kitchen managers, and managers and adding to plaintiff’s claims for penalties alleged to be due under the California Labor Code Private Attorneys General Act. On October 8, 2009, plaintiff’s attorneys filed a notice with the California Labor and Workforce Development Agency, alleging failure by us to pay overtime wages, failure to provide meal breaks and rest periods, failure to pay wages due on plaintiff’s and other employees’ termination, failure to pay wages timely, failure to provide accurate wage statements and failure to keep accurate payroll records. On December 8, 2009, the Agency responded that it does not intend to investigate the allegations. Discovery has begun. In January 2010, the plaintiff filed a motion seeking permission to file a second amended complaint; however, as of March 30, 2010, this motion has not been heard. In January 2010, on our motion, the

Court ordered the venue of the case moved to Orange County. We have not yet responded to the amended complaint but intend to vigorously defend our position in this action.

Item 1A.  RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, are set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009. There have been no material changes in the risks related to us from those disclosed in such Annual Report. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known, or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results.

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

BJ’S RESTAURANTS, INC.
(Registrant)

May 3, 2010	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)