Form 10-Q
period 2010-06-29
BJs RESTAURANTS INC
filed 2010-08-04
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2010

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

As of July 30, 2010, there were 27,086,055 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended June 29, 2010

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 29, 2010	December 29, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,392	$44,906
Short-term investments	10,315	–
Accounts and other receivables	8,558	13,193
Inventories	4,572	3,994
Prepaids and other current assets	1,866	2,423
Deferred income taxes	10,097	9,782

Total current assets	57,800	74,298

Property and equipment, net	310,208	291,913
Non-current investments	6,185	–
Goodwill	4,673	4,673
Notes receivable	489	538
Other assets, net	10,532	9,700

Total assets	$389,887	$381,122

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,310	$11,978
Accrued expenses	48,279	54,763

Total current liabilities	60,589	66,741

Deferred income taxes	19,731	17,941
Long-term debt	–	5,000
Other liabilities	40,269	38,461

Total liabilities	120,589	128,143

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 27,086 and 26,774 shares issued and outstanding as of June 29, 2010 and December 29, 2009, respectively	169,933	166,807
Capital surplus	22,740	20,231
Retained earnings	76,625	65,941

Total shareholders’ equity	269,298	252,979

Total liabilities and shareholders’ equity	$389,887	$381,122

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Revenues	$130,497	$107,743	$252,183	$210,168
Costs and expenses:
Cost of sales	31,707	26,824	61,771	52,265
Labor and benefits	45,095	37,428	88,515	73,723
Occupancy and operating	27,855	23,110	53,867	44,825
General and administrative	8,961	7,601	17,435	14,736
Depreciation and amortization	7,030	5,891	13,761	11,601
Restaurant opening	1,290	688	2,419	1,672
Loss on disposal of assets	–	–	140	–

Total costs and expenses	121,938	101,542	237,908	198,822

Income from operations	8,559	6,201	14,275	11,346

Other income:
Interest income	31	86	60	195
Interest expense	(22)	(19)	(43)	(52)
Other income, net	108	47	344	196

Total other income	117	114	361	339

Income before income taxes	8,676	6,315	14,636	11,685
Income tax expense	2,342	1,926	3,952	3,537

Net income	$6,334	$4,389	$10,684	$8,148

Net income per share:
Basic	$0.23	$0.16	$0.40	$0.30

Diluted	$0.23	$0.16	$0.38	$0.30

Weighted average number of shares outstanding:
Basic	27,041	26,739	26,957	26,736

Diluted	27,963	27,128	27,852	27,017

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Twenty-Six Weeks Ended
	June 29, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$10,684	$8,148
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,761	11,601
Deferred income taxes	1,475	2,473
Stock-based compensation expense	1,948	1,708
Loss on disposal of assets	140	–
Changes in assets and liabilities:
Accounts and other receivables	1,486	460
Inventories	(578)	(97)
Prepaids and other current assets	557	1,234
Other assets, net	(887)	(211)
Accounts payable	332	(801)
Accrued expenses	(6,484)	(1,379)
Other liabilities	1,808	9,528
Landlord contribution for tenant improvements, net	3,149	(6,430)

Net cash provided by operating activities	27,391	26,234

Cash flows from investing activities:
Purchases of property and equipment	(32,097)	(21,687)
Proceeds from investments sold	2,176	1,700
Purchases of investments	(18,630)	–
Collection of notes receivable	49	47

Net cash used in investing activities	(48,502)	(19,940)

Cash flows from financing activities:
Payments on line of credit	(5,000)	(2,500)
Excess tax benefit from stock-based compensation	471	6
Proceeds from exercise of stock options	3,126	80

Net cash used in financing activities	(1,403)	(2,414)

Net (decrease) increase in cash and cash equivalents	(22,514)	3,880
Cash and cash equivalents, beginning of period	44,906	8,852

Cash and cash equivalents, end of period	$22,392	$12,732

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$–	$–

Cash paid for income taxes	$1,129	$1,241

Supplemental disclosure of non-cash financing activity:
Stock-based compensation capitalized	$90	$96

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

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to requirements of the Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 29, 2009. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 29, 2009, has been derived from our audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s balances to conform to the current year’s presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard literature, promulgated by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other authoritative sources, excluding guidance from the SEC, will be superseded by the Codification. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for interim or annual periods ending after September 15, 2009, and impacted our consolidated financial statement disclosures beginning with the quarter ending September 29, 2009. There were no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued a statement on subsequent events (Codification Topic No. 855, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). This statement requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This statement does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by us. This statement was effective for interim or annual periods ending after June 15, 2009. We implemented the provisions of this statement commencing the quarter ended June 30, 2009. We evaluated for subsequent events through the issuance date of these unaudited consolidated financial statements. No recognized or non-recognized subsequent events were noted.

2. INVESTMENTS

Our investment policy restricts the investment of our excess cash balances to investment-grade marketable securities, such as U.S. Treasury and direct agency obligations, municipal and bank securities, investment-grade corporate debt securities, and money market funds. Investments and marketable securities, which we have the intent and ability to hold until maturity, are classified as held-to-maturity securities. All investments held as of June 29, 2010, are currently classified as held-to-maturity and are reported at amortized cost. Realized gains or losses are determined on the specific identification cost method and recorded on the Consolidated Statements of Income, when realized.

Investments consist of the following (in thousands):

	Amortized Cost	Average Maturity
Short-term investments:
U.S. Treasury and direct agency obligations	$7,522	6 months
Corporate bonds	2,793	8 months

June 29, 2010	$10,315

Non-current investments:
Domestic corporate obligations	$6,185	17 months

June 29, 2010	$6,185

The domestic corporate obligations included as non-current investments were issued under the Temporary Loan Guaranty Program of the U.S. Government and are fully insured by the Federal Deposit Insurance Corporation.

3. FAIR VALUE MEASUREMENT

For assets that are measured using quoted market prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. At June 29, 2010, we held investments in marketable securities totaling approximately $16.5 million, which are currently classified as held-to-maturity and reported at amortized cost. Additionally, the majority of our investments are AAA-rated securities. Therefore, we believe that we are not exposed to significant credit risks on these investments.

The carrying value of cash and cash equivalents approximates fair value due to the short-term maturities of those securities. At June 29, 2010 and December 29, 2009, we held approximately $22.4 million and $44.9 million, respectively, of cash and cash equivalents. Our cash and cash equivalents are primarily comprised of U.S. Treasury, direct agency obligations and money market funds with various investment broker-dealers. The U.S. Treasury and direct agency obligations are guaranteed by the U.S. Government. Our money market fund investments consist of only first-tier, high-quality securities, and we have not experienced any losses to date in these investments.

4. LONG-TERM DEBT

Line of Credit

We have a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012, and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements as needed. As of June 29, 2010, there were no borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $3.6 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At June 29, 2010, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. At June 29, 2010, interest paid on the funded borrowings under the Line of Credit was approximately $22,000, of which $14,000 related to the twenty-six weeks ended June 29, 2010. The weighted average interest rate was approximately 1.1%.

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

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Numerator:
Net income for basic and diluted net income per share	$6,334	$4,389	$10,684	$8,148

Denominator:
Weighted average shares outstanding – basic	27,041	26,739	26,957	26,736
Effect of dilutive common stock equivalents	922	389	895	281

Weighted average shares outstanding – diluted	27,963	27,128	27,852	27,017

For the thirteen weeks ended June 29, 2010 and June 30, 2009, there were approximately 40,000 and 517,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. For the twenty-six weeks ended June 29, 2010 and June 30, 2009, there were approximately 100,000 and 850,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. RELATED PARTY

As of June 29, 2010, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 14.1% of our outstanding common stock. Jacmar, through its specialty wholesale food distributorship, is currently our largest supplier of food, beverage and paper products servicing our restaurants in California and Nevada, while other system distributors service our restaurants in all other states. We also believe that Jacmar is the controlling shareholder of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our extensive competitive bidding process that resulted in three-year agreements in July 2006 and July 2009. Jacmar supplied us with approximately $29.2 million and $25.1 million of food, beverage, paper products and supplies for the twenty-six weeks ended June 29, 2010 and June 30, 2009, respectively. These costs represent 25.2% and 25.9% of our total cost of sales and operating and occupancy costs for the twenty-six weeks ended June 29, 2010 and June 30, 2009, respectively. We had trade payables related to these products of approximately $1.8 million and $3.5 million at June 29, 2010 and June 30, 2009, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and included in total cost of sales.

7. STOCK-BASED COMPENSATION

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan – under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants and the remaining available shares for grant, including those shares related to option awards forfeited or terminated without exercise under the 1996 Stock Option Plan, accrue to the 2005 Equity Incentive Plan. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units.

On June 8, 2010, at our annual shareholder meeting, our shareholders approved an amended 2005 Equity Incentive Plan which, among other things, (i) increased the number of shares available for issuance by 1,200,000 shares, (ii) changed the fungible ratio on restricted stock awards from 2:1 to 1.5:1, (iii) extended the termination date of the 2005 Equity Incentive Plan to ten years following the date of approval by the shareholders, and (iv) made certain other administrative changes.

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

Since 2008, we have issued RSUs as a component of the annual equity grant award to officers and other employees. Under our 2005 Equity Incentive Plan we have issued approximately 636,000 RSUs as of June 29, 2010, for both the GSSOP program and as part of the annual equity grant awards. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. RSUs generally vest at 20% per year for other RSU grantees and generally cliff vest at 100% after five years for GSSOP participants.

We account for equity grants under these plans in accordance with the fair value recognition provisions required by generally accepted accounting principles using the modified-prospective-transition method. Compensation expense recognized in the twenty-six weeks ended June 29, 2010 and June 30, 2009, include (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on their grant date fair value-estimates in accordance with the revised provisions under generally accepted accounting principles.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Labor and benefits stock-based compensation	$205	$228	$431	$501
General and administrative stock-based compensation	$739	$601	$1,517	$1,207
Capitalized stock-based compensation (1)	$44	$39	$90	$96

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The exercise price of the stock options under the Company’s stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Stock option activity during the twenty-six weeks ended June 29, 2010, was as follows:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at December 29, 2009	2,267	$15.21	1,497	$15.32
Granted	500	$19.11
Exercised	(275)	$11.35
Forfeited	(39)	$15.99
Expired	(170)	$19.38

Outstanding options at June 29, 2010	2,283	$16.21	1,260	$15.69

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	June 29, 2010	June 30, 2009
Expected volatility	34.2%	81.4%
Risk free interest rate	2.6%	1.6%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$6.58	$7.03

Generally accepted accounting principles require us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of June 29, 2010, total unrecognized stock based compensation expense related to non-vested stock options was $5.0 million, which is expected to be generally recognized over the remaining five years.

Restricted Stock Units

Restricted stock unit activity during the twenty-six weeks ended June 29, 2010, was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding RSUs at December 29, 2009	650	$14.77
Granted	59	$23.12
Vested or released	(36)	$12.88
Forfeited	(37)	$14.69

Outstanding RSUs at June 29, 2010	636	$15.64

The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock-based compensation expense related to RSUs of approximately $742,000 during the twenty-six weeks ended June 29, 2010. In addition, total unrecognized stock-based compensation expense related to non-vested RSUs was $5.1 million, which is expected to be generally recognized over the remaining five years.

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

As of June 29, 2010, a partial valuation allowance of approximately $0.2 million, net of taxes, was established as a result of the capital loss realized on the sale of our auction rate securities investments, since we would only be able to use this deferred tax asset to offset future capital gains. Although we did realize a short-term capital gain of approximately $0.7 million, net of taxes, related to the sale-leaseback of a property for construction of a new restaurant during the thirteen weeks ended June 29, 2010, this had no impact on the valuation allowance previously established. In addition, we did not have any capital gains within the three year carryback window, nor do we currently expect to have capital gains sufficient to remove the valuation allowance in its entirety.

9. DIVIDEND POLICY AND STOCK REPURCHASES

We have not paid any cash dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our restaurant and brewing operations, remodeling of existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay cash dividends in the future, such payments would be at the discretion of the Board of Directors. We did not have any stock repurchases during the twenty-six weeks ended June 29, 2010.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q, as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009, are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known, or that are currently deemed by us to be immaterial, that may ultimately adversely affect our business, financial condition and/or operating results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from “forward-looking” statements described in this document. These “forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;

•	the rate and scope of our planned future restaurant development;

•	anticipated dates on which we will commence or complete development of new restaurants;

•	expectations as to the timing and success of the planned expansion of our contract brewing strategy;

•	expectations for consumer spending on casual dining restaurant occasions in general;

•	expectations as to the availability and costs of key commodities used in our restaurants and brewing operations;

•	expectations as to our menu price increases and their effect, if any, on revenue and results of operations;

•	expectations as to the effectiveness of our planned operational, menu and marketing initiatives;

•	expectations as to our capital requirements and actual or available borrowings on our line of credit;

•	expectations as to our future revenues, operating costs and expenses; and,

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

•

A significant number of our restaurants are concentrated in California and other Western states, which make us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

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

GENERAL

On July 30, 2010, we owned and operated 97 restaurants located in California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse® which receives the BJ’s beer it sells from one of our breweries or an approved third-party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill® which is a smaller format, full service restaurant. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our proprietary hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Four of our BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary handcrafted beers are produced for many of our restaurants.

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

We currently have one small-format BJ’s Pizza and Grill restaurant lease that is scheduled to expire during the next six months, and we are currently evaluating the desirability of renewing that lease. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Guest traffic for our restaurants is estimated based on values assigned to certain menu items or individual guest tickets.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the twenty-six weeks ended June 29, 2010 and June 30, 2009, are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 29, 2010	June 30, 2009	June 29, 2010	June 30, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.3	24.9	24.5	24.9
Labor and benefits	34.6	34.7	35.1	35.1
Occupancy and operating	21.3	21.4	21.4	21.3
General and administrative	6.9	7.1	6.9	7.0
Depreciation and amortization	5.4	5.5	5.5	5.5
Restaurant opening	1.0	0.6	1.0	0.8
Loss on disposal of fixed assets	0.0	0.0	0.1	0.0

Total costs and expenses	93.5	94.2	94.5	94.6

Income from operations	6.5	5.8	5.5	5.4

Other income:
Interest income	0.0	0.1	0.0	0.1
Interest expense	0.0	0.0	0.0	0.0
Other income, net	0.1	0.0	0.1	0.1

Total other income	0.1	0.1	0.1	0.2

Income before income taxes	6.6	5.9	5.6	5.6
Income tax expense	1.8	1.8	1.6	1.7

Net income	4.8%	4.1%	4.0%	3.9%

Thirteen Weeks Ended June 29, 2010, Compared to Thirteen Weeks Ended June 30, 2009.

Revenues.  Total revenues increased by $22.8 million, or 21.1%, to $130.5 million during the thirteen weeks ended June 29, 2010, from $107.7 million during the comparable thirteen week period of 2009. The $22.8 million increase in revenues consisted of an increase of approximately $17.4 million in restaurant sales from new restaurants not in our comparable restaurant sales base for the prior year, combined with an approximate $5.4 million or 5.3% increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from a slight increase in guest traffic, an estimated effective menu price increase factor of approximately 2.2% and a favorable menu mix shift.

Our restaurants, like most in casual dining, are impacted by inflationary pressures for the costs of certain commodities, labor and other operating expenses. We attempt to offset the impact of inflation on our cost structure with purchasing economies of scale, productivity and efficiency improvements, and menu price increases. However, if our guests do not accept our menu price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of the menu price increase could be negated and our operating margins could be impacted. We currently expect our incremental menu price increases for fiscal 2010 to be in the range of 1.5% to 2.5% excluding the carryover impact of menu price increases taken during fiscal 2009. Additionally, to help protect guest traffic and to respond to the actions of our competitors, we may consider the promotion of selective menu offerings or introduce new menu offerings at reduced or lower price points which could have the effect of further reducing any benefit from menu price increases. As a relatively small casual dining restaurant chain, we do not have the financial resources to match the marketing and advertising spending levels of our larger casual dining competitors. Accordingly, increased marketing and advertising spending by our larger competitors may also adversely impact general levels of guest traffic in our restaurants. Furthermore, we believe that our guest traffic levels, among other items, will also be dependent upon consumer confidence, discretionary consumer spending and overall employment.

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

Cost of Sales.  Cost of sales increased by $4.9 million, or 18.2%, to $31.7 million during the thirteen weeks ended June 29, 2010, from $26.8 million during the comparable thirteen week period of 2009. As a percentage of revenues, cost of sales decreased to 24.3% for the current thirteen week period from 24.9% for the prior year comparable thirteen week period. This decrease is primarily due to increased revenues from our estimated effective menu price increases, coupled with lower commodity costs principally for poultry.

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

We provide our customers a large variety of menu items and therefore we are not overly dependent on a single group of commodities. While we do not currently expect the cost of our total commodity “basket” to increase significantly during fiscal 2010, there is always the risk that the overall cost environment for food commodities in general could become volatile during the remainder of 2010, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. While we continue to work with our suppliers to control food costs and we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items or certain commodity items where we have currently chosen not to contract for long period of time.

The cost to produce and distribute our proprietary beer is included in our cost of sales. We currently have qualified as many as four contract brewers to produce our high-quality, handcrafted beer and are currently using two of these contract brewers in fiscal 2010. We currently estimate our total proprietary beer requirement to be approximately 52,000 to 53,000 barrels for fiscal 2010, with over 60% of that requirement expected to be produced by contract brewers. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers; however, we may eventually decide to also move the majority of this production to contract brewers as we continue to grow our restaurant base and therefore increase our demand for our proprietary beer. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. As a result, over the next several years, we expect that the production cost of our larger-volume proprietary beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer. However, freight costs from our contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and negotiate more favorable terms with our transportation vendors.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $7.7 million, or 20.5%, to $45.1 million during the thirteen weeks ended June 29, 2010, from $37.4 million during the comparable thirteen week period of 2009. This increase was primarily due to the opening of 11 new restaurants since the thirteen weeks ended June 29, 2009. As a percentage of revenues, labor and benefit costs decreased slightly to 34.6% for the current thirteen week period from 34.7% for the prior year comparable thirteen week period. This percentage decrease is primarily due to lower hourly labor as a percent of sales resulting from improved productivity and efficiency from increased comparable sales volumes, offset by higher management labor primarily due to improved management staffing levels, higher incentive compensation for our managers due to better than anticipated performance, and higher workers compensation costs. Included in labor and benefits for the thirteen weeks ended June 29, 2010 and June 30, 2009, is approximately $205,000 and $228,000, or 0.2% of revenues, respectively, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

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

Occupancy and Operating.  Occupancy and operating expenses increased by $4.7 million, or 20.5%, to $27.9 million during the thirteen weeks ended June 29, 2010, from $23.1 million during the comparable thirteen week period of 2009. The increase reflects additional operating and occupancy expenses related to 11 new restaurants opened since the thirteen weeks ended June 30, 2009. As a percentage of revenues, occupancy and operating expenses decreased slightly to 21.3% for the current thirteen week period from 21.4% for the prior year comparable thirteen week period. This percentage decrease is due to our ability to leverage the fixed component of these expenses as a result of higher comparable sales, partially offset by higher general liability insurance costs.

General and Administrative.  General and administrative expenses increased by $1.4 million, or 17.9%, to $9.0 million during the thirteen weeks ended June 29, 2010, from $7.6 million during the comparable thirteen week period of 2009. Included in general and administrative costs for the thirteen weeks ended June 29, 2010 and June 30, 2009, is $739,000 and $601,000, respectively, of stock-based compensation expense. The increase in general and administrative costs is primarily due to higher levels of recruiting and training costs related to our managers in training program and higher legal and consulting expenses. The increase in our manager in training program is directly related to the timing of new restaurant openings. In fiscal 2009, we opened one new restaurant on the last day of the second quarter, as compared to fiscal 2010, where we opened two new restaurants in the second quarter. As a percentage of revenues, general and administrative expenses decreased to 6.9% for the current thirteen week period from 7.1% for the prior year comparable thirteen week period. This percentage decrease is due to our ability to leverage the fixed component of these expenses as a result of higher comparable sales.

Depreciation and Amortization.  Depreciation and amortization increased by $1.1 million, or 19.3%, to $7.0 million during the thirteen weeks ended June 29, 2010, from $5.9 million during the comparable thirteen week period of

2009. As a percentage of revenues, depreciation and amortization slightly decreased to 5.4% for the thirteen week period from 5.5% for the prior year comparable thirteen week period. This slight percentage decrease is primarily due to our ability to leverage the fixed nature of these costs as a result of higher comparable sales.

Restaurant Opening.  Restaurant opening expense increased by $0.6 million, or 87.5%, to $1.3 million during the thirteen weeks ended June 29, 2010, from $0.7 million during the comparable thirteen week period of 2009. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. The increase in restaurant opening expenses is due to the fact that we opened two new restaurants in the second quarter of 2010, both in San Antonio, Texas, compared to one new restaurant opening on the last day of the comparable thirteen week period of 2009. Restaurant opening expenses may represent expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters. As of July 30, 2010, we have opened one additional restaurant to date and expect to open as many as three more restaurants during the third quarter of fiscal 2010 and as many as two new restaurants during the fourth quarter. The actual timing of restaurant openings is inherently difficult to precisely predict and is subject to weather conditions and other factors outside of our control, including factors that are under the control of the Company’s landlords, municipalities and contractors.

Loss on Disposal of Assets.  We did not have any significant fixed asset disposals during the second quarter of fiscal 2010 or fiscal 2009.

Interest Income.  Interest income decreased to $31,000 during the thirteen weeks ended June 29, 2010, from $86,000 during the comparable thirteen week period of 2009. This decrease is primarily due to the lower interest rates and investment balances compared to the same thirteen week period of 2009.

Interest Expense.  Interest expense increased to $22,000 during the thirteen weeks ended June 29, 2010, from $19,000 during the comparable thirteen week period of 2009. This slight increase is primarily due to additional interest paid on our letters of credit as compared to the prior year.

Other Income, Net.  Net other income increased to $108,000 during the thirteen weeks ended June 29, 2010, from $47,000 during the comparable thirteen week period of 2009, an increase of $61,000. This increase is due to increased income recognized from gift card breakage. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense.  Our effective income tax rate for the thirteen weeks ended June 29, 2010, was 27.0% compared to 30.5% for the comparable thirteen week period of 2009. The effective income tax rate for the thirteen weeks ended June 29, 2010, differs from the statutory income tax rate primarily due to FICA tip credits and the non-deductibility of incentive stock options that were granted prior to fiscal year 2005. We currently estimate our effective tax rate to be approximately 27.0% to 28.0% for fiscal 2010. However, the actual effective tax rate for fiscal 2010 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

Twenty-Six Weeks Ended June 29, 2010, Compared to Twenty-Six Weeks Ended June 30, 2009.

Revenues.  Total revenues increased by $42.0 million, or 20.0%, to $252.2 million during the twenty-six weeks ended June 29, 2010, from $210.2 million during the comparable twenty-six week period of 2009. The $42.0 million increase in revenues consisted of an increase of approximately $32.5 million in restaurant sales from new restaurants not in our comparable restaurant sales base for the prior year, combined with an approximate $9.5 million or 4.9% increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from increased guest traffic, an estimated effective menu price increase factor of approximately 1.8% and a favorable menu mix shift.

Cost of Sales.  Cost of sales increased by $9.5 million, or 18.2%, to $61.8 million during the twenty-six weeks ended June 29, 2010, from $52.3 million during the comparable twenty-six week period of 2009. As a percentage of revenues, cost of sales decreased to 24.5% for the current twenty-six week period from 24.9% for the prior year comparable twenty-six week period. This percentage decrease is primarily due to increased revenues from our estimated effective menu price increases and lower costs for poultry and certain soups, sauces and dressings.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $14.8 million, or 20.1%, to $88.5 million during the twenty-six weeks ended June 29, 2010, from $73.7 million during the comparable twenty-six week period of 2009. This increase was primarily due to the opening of 11 new restaurants since the twenty-six weeks ended June 30, 2009. As a percentage of revenues, labor and benefit costs remained comparable at 35.1% for the current twenty-six week period and the prior year comparable twenty-six week period. Included in labor and benefits is approximately $431,000 and $501,000 related to our stock-based compensation plans for both the twenty-six weeks ended June 29, 2010 and June 30, 2009, respectively. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

Occupancy and Operating.  Occupancy and operating expenses increased by $9.0 million, or 20.2%, to $53.9 million during the twenty-six weeks ended June 29, 2010, from $44.8 million during the comparable twenty-six week period of 2009. The increase reflects additional operating and occupancy expenses related to 11 new restaurants opened since the twenty-six weeks ended June 30, 2009. As a percentage of revenues, occupancy and operating expenses increased slightly to 21.4% for the twenty-six week period from 21.3% for the prior year comparable twenty-six week period. This slight percentage increase is principally a result of increased marketing costs related to our planned menu changes introduced during the first quarter, partially offset by our ability to leverage the fixed component of these expenses as a result of higher comparable sales.

General and Administrative.  General and administrative expenses increased by $2.7 million, or 18.3%, to $17.4 million during the twenty-six weeks ended June 29, 2010, from $14.7 million during the comparable twenty-six week period of 2009. Included in general and administrative costs for the twenty-six weeks ended June 29, 2010 and June 30, 2009, is $1.5 million and $1.2 million, respectively, of stock-based compensation expense. The increase in general and administrative costs is primarily due to higher levels of recruiting and training costs related to our managers in training program, coupled with higher legal and consulting expenses. As a percentage of revenues, general and administrative expenses decreased slightly to 6.9% for the current twenty-six week period from 7.0% for the prior year comparable twenty-six week period. This percentage decrease is due to our ability to leverage the fixed component of these expenses as a result of higher comparable sales.

Depreciation and Amortization.  Depreciation and amortization increased by $2.2 million, or 18.6%, to $13.8 million during the twenty-six weeks ended June 29, 2010, from $11.6 million during the comparable twenty-six week period of 2009. As a percentage of revenues, depreciation and amortization remained at 5.5% for the current twenty-six week period and the prior year comparable twenty-six week period. Depreciation and amortization increased as a result of our construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives.

Restaurant Opening.  Restaurant opening expense increased by $0.7 million, or 44.7%, to $2.4 million during the twenty-six weeks ended June 29, 2010, from $1.7 million during the comparable twenty-six week period of 2009. This increase is primarily due to opening costs related to four restaurant openings and six restaurants in-progress during the twenty-six weeks ended June 29, 2010, as compared to three restaurant openings and seven restaurants in-progress during the twenty-six weeks ended June 30, 2009. Restaurant opening expenses may represent expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters. Additionally, we also closed our BJ’s Pizza & Grill restaurant, located in Huntington Beach, California, for an extensive remodel in late January and re-opened this restaurant in early February with our full menu offerings and a new bar operation. As a result, we incurred opening costs related to this remodel in order to properly train our team members on the new menu and beverage offerings.

Loss on Disposal of Assets.  The loss on disposal of assets of approximately $140,000 or 0.1% of revenues during the twenty-six weeks ended June 29, 2010, primarily relates to the expansion and remodeling of our BJ’s Pizza & Grill restaurant in Huntington Beach, California. We did not have any significant fixed asset disposals during the twenty-six weeks ended June 30, 2009.

Interest Income.  Interest income decreased by approximately $135,000 or 69.2%, to $60,000 during the twenty-six weeks ended June 29, 2010, from $195,000 during the comparable twenty-six week period of 2009. This decrease is primarily due to lower interest rates and investment balances compared to the same period as last year.

Interest Expense.  Interest expense decreased to $43,000 during the twenty-six weeks ended June 29, 2010, from $52,000 during the comparable twenty-six week period of 2009. This decrease is primarily due to lower funded borrowings outstanding under our Line of Credit as compared to the same twenty-six week period of 2009.

Other Income, Net.  Net other income increased to $344,000 during the comparable twenty-six weeks ended June 29, 2010, from $196,000 during the comparable twenty-six week period of 2009, an increase of $148,000. This increase is primarily due to increased income recognized from gift card breakage. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense.  Our effective income tax rate for the twenty-six weeks ended June 29, 2010, was 27.0% compared to 30.3% for the comparable twenty-six week period of 2009. The effective income tax rate for the twenty-six weeks ended June 29, 2010, differs from the statutory income tax rate primarily due to anticipated FICA tip credits and the non-deductibility of incentive stock option compensation until the time of a disqualifying disposition.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	June 29, 2010	December 29, 2009
Cash and short-term investments	$32,707	$44,906
Net working (deficit) capital	$(2,789)	$7,557
Current ratio	0.9:1.0	1.1:1.0
Non-current investments	$6,185	$–

	For The Twenty-Six Weeks Ended
	June 29, 2010	June 30, 2009
Cash provided by operating activities	$27,391	$26,234
Capital expenditures	$32,097	$21,687

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations; and, to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger scale. In the past, we have obtained capital resources from our ongoing operations, public securities offerings, employee stock option exercises and tenant improvement allowances from our landlords. As an additional source of liquidity, we also have a $45 million credit facility in place, of which no funded amounts were outstanding as of June 29, 2010.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. We currently expect to secure approximately $6 million of committed tenant improvement allowances for our planned 2010 new restaurant openings. However, in light of current conditions in the credit and real estate development markets, there can be no assurance that such allowances will continue to be available to us or will be available for every location that we desire to develop into a restaurant. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our restaurants, and we may determine at some future point to monetize those assets through a sale-leaseback or other financial transaction. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build out our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $27.4 million of net cash during the twenty-six weeks ended June 29, 2010, representing a $1.2 million increase from the $26.2 million provided by during the comparable twenty-six week period of 2009. The increase in cash from operating activities for the twenty-six weeks ended June 29, 2010, in comparison to twenty-six weeks ended June 30, 2009, is primarily due to the increase in net income and higher depreciation expense as a result of more restaurants, coupled with increased accounts and other receivables and tenant improvement allowance collections, offset by increased accrued expense and other liability payments.

For the twenty-six weeks ended June 29, 2010, total capital expenditures were approximately $32.1 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $20.8 million. These expenditures were primarily related to the construction of our new restaurants in Fort Worth, Texas, Escondido, California and two restaurants in San Antonio, Texas, which opened during the twenty-six weeks ended June 29, 2010, as well as expenditures related to additional restaurants expected to open in the third and fourth quarters of 2010. In addition, total capital expenditures related to the enhancement and maintenance of existing restaurants and expenditures for restaurant and corporate systems were $11.1 million and $0.2 million, respectively.

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

We have a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012, and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements as needed. As of June 29, 2010, there were no borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $3.6 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At June 29, 2010, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. While we have the Line of Credit in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

Our capital expenditures during 2010 will continue to be significant as we currently plan to open as many as 10 new restaurants during fiscal 2010, in addition to expending funds for our necessary maintenance and key initiatives. As of July 30, 2010, we have entered into ten signed leases or purchase agreements for potential new restaurants, and we expect to enter into additional leases for new restaurant locations. We currently anticipate our capital expenditures for fiscal 2010, excluding any construction contributions we may receive from landlords, to be approximately $60 million to $65 million related to the construction of new restaurants, the reinvestment in some of our existing restaurants, as well as normal maintenance capital expenditures, and the investment in toolsets and support infrastructure. We expect to fund our expected capital expenditures for fiscal 2010 with current cash and investment balances, cash flow from operations and landlord contributions. During fiscal 2010, we are currently expecting to obtain approximately $6 million of landlord construction contributions. Our future cash requirements will depend on many factors, including the pace of expansion, real estate markets, construction costs, the specific sites selected for new restaurants, and the nature of the lease and associated financing arrangements negotiated with landlords.

On April 16, 2009, General Growth Properties, Inc. (“GGP”) announced that it was voluntarily seeking relief to reduce and restructure its debts under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 filing”). Included in its bankruptcy filing are approximately 158 regional shopping centers owned by GGP and certain other GGP subsidiaries. GGP stated that it intends to work with its constituencies to emerge from bankruptcy as quickly as possible and that the day-to-day operations and business of all of our shopping centers and other properties will continue as usual. We currently operate six restaurants in GGP properties that were included in their Chapter 11 filing. We currently do not have any outstanding landlord allowances from GGP. However, as of June 29, 2010, we have one outstanding tenant improvement allowances from a different landlord in the amount of $1.2 million for one of our restaurants. Our restaurant lease allows us to offset or reduce our rent payable in the event that our tenant improvement allowances cannot be collected, as agreed upon in our leases. We do not believe that this matter will have a material impact on our overall liquidity. We may also pursue other legal remedies in this respect.

During December 2009, we reached a confidential settlement agreement for the full liquidation of our auction rate securities (“ARS”) investment portfolio with our former broker-dealer for the portfolio. Under the terms of the settlement, we received approximately $27.4 million in cash (including accrued interest) in exchange for the entire remaining ARS investment portfolio and recorded a pre-tax loss on investment settlement of approximately $1.7 million. In addition, the settlement provides us with the potential for additional recoveries, depending upon the performance of the ARS market during the next three years. The cash received in conjunction with the settlement was invested in various institutional money market funds as of fiscal year end December 29, 2009. As of June 29, 2010, our cash and cash equivalents and investments included money market funds, treasury bills, agency bonds and domestic corporate obligations totaling approximately $38.9 million, of which $22.4 million was considered cash and cash equivalents and included with current assets on our Consolidated Balance Sheet as of June 29, 2010.

We currently believe that our projected cash flow from operations, cash and investment balances, agreed-upon tenant improvement allowances and our $45 million credit facility, should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities through the next 12 months. Our base of established restaurant operations is not yet large enough to sufficiently generate enough cash flow from operations to totally fund our planned expansion at the rate that it is currently contemplated over the long run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 29, 2010, we are not involved in any off-balance sheet arrangements.

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

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher volume periods than other periods of the year. Additionally, since 2007, we have opened new restaurants beyond the West Coast and Texas to other Midwest and Eastern states. Accordingly, these restaurants will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those regions. Holidays (and shifts in the holiday calendar), severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of June 29, 2010, no other than temporary impairment indicators have been identified.

Self Insurance Liability

We are self-insured for a portion of our employee workers’ compensation program and general liability insurance. We maintain coverage with a third party insurer to limit our total exposure for these programs. The accrued liability associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is based on information provided by a third party actuarial firm combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.

Income Taxes

We provide for income taxes based on our estimate of federal and state tax liabilities. Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expense allowable for tax purposes. We usually file our income tax returns several months after our fiscal year-end. We file our tax returns with the advice and consultation of tax consultants. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretation of the tax laws.

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

The accounting for uncertainty in tax positions requires that we recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 29, 2010, unrecognized tax benefits recorded was approximately $144,000.

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

Stock-based Compensation

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan – under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant.

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

In 2008, we also began issuing RSUs as a component of the annual equity grant award to officers and other employees. These grants are non-GSSOP grants. Under our 2005 Equity Incentive Plan we have issued approximately 636,000 RSUs as of June 29, 2010, including both GSSOP and non-GSSOP grants. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). RSUs generally vest at 20% per year for other RSU grantees and generally cliff vest at 100% after five years for GSSOP participants.

We account for these plans in accordance with generally accepted accounting principles under the fair value recognition provisions, using the modified-prospective-transition method. Compensation expense recognized in the twenty-six weeks ended June 29, 2010 and June 30, 2009, include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the revised provisions under generally accepted accounting principles. We are required to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the twenty-six weeks ended June 29, 2010, the average interest rate earned on cash and cash equivalents and investments was approximately 0.3%. As of June 29, 2010, our cash and cash equivalents and investments consisted of money market funds, treasury bills, agency bonds and domestic corporate obligations with a cost or fair value of approximately $38.9 million, of which $22.4 million are considered cash equivalents. Cash may be in excess of FDIC insurance limits. The majority of our investments, both short-term and long-term, are AAA-rated and directly or indirectly guaranteed by the U.S. Government. We believe we are not exposed to significant risk on cash and cash equivalents and investments. The fair market value of our investments is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of June 29, 2010, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California, Superior Court, and on March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and, (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. On March 2, 2008, and on March 19, 2008, one of Plaintiff’s attorneys filed a notice with the California Labor and Workforce Development Agency, alleging failure to keep adequate pay records and to pay Plaintiff minimum wage. To our knowledge, the Agency has not responded to either of these notices. In November 2008, the parties agreed to settle this matter subject to final approval from the arbitrator and confirmation from the court. The approval hearing is currently scheduled for September 2010. The terms of this proposed settlement are not considered by us to be material to our consolidated financial position.

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

On February 4, 2009, an employee, on behalf of himself and allegedly other employees filed a class action complaint in Fresno County, California, Superior Court, which complaint was served on us in the second quarter of 2009. The complaint alleges causes of action for failure to pay wages for on-call time, for violation of California Business and Professional Code and for penalties for unpaid wages. The complaint also seeks a constructive trust on money found unlawfully acquired, an injunction against failure to pay wages, restitution, interest, attorney’s fees and costs. On August 14, 2009, a first amended complaint was filed, in which two other employees joined the action as plaintiffs. The parties are engaged in discovery, we have filed an answer to the amended complaint, and we intend to vigorously defend our position in this action.

On August 25, 2009, a former employee of ours filed a lawsuit in Los Angeles County, California, Superior Court, on behalf of himself and allegedly other employees, namely our California restaurant assistant managers, kitchen managers and managers. The complaint alleges our California restaurant assistant managers are not exempt for compensation purposes and alleges causes of action for failure to pay overtime wages, failure to provide meal breaks and rest periods, failure to pay wages timely, penalties for unpaid wages, failure to provide accurate wage statements, failure to keep accurate payroll records and for violation of California Business and Professions Code. The complaint also seeks unspecified damages, restitution, an injunction against unfair practices, interest, attorneys’ fees and costs. In October 2009, plaintiff filed an amended complaint, alleging the class to be all California assistant kitchen managers, kitchen managers, and managers and adding to plaintiff’s claims for penalties alleged to be due under the California Labor Code Private Attorneys General Act. On October 8, 2009, plaintiff’s attorneys filed a notice with the California Labor and Workforce Development Agency, alleging failure by us to pay overtime wages, failure to provide meal breaks and rest periods, failure to pay wages due on plaintiff’s and other employees’ termination, failure to pay wages timely, failure to provide accurate wage statements and failure to keep accurate payroll records. On December 8, 2009, the Agency responded that it does not intend to investigate the allegations. Discovery has begun. In January 2010, on our motion, the Court ordered the venue of the case moved to Orange County. In May 2010, the plaintiff filed a second amended complaint, alleging, in addition to the previous allegations, failure to reimburse class members for business expenses and seeking penalties for the alleged failure. We have not yet responded to the second amended complaint but intend to vigorously defend our position in this action.

Item 1A. RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, are set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009. There have been no material changes in the risks related to us from those disclosed in such Annual Report. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known, or that are currently deemed by us to be immaterial, that may ultimately adversely affect our business, financial condition and/or operating results.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the 2004 Annual Report on Form 10-K.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	Employment Agreement dated April 6, 2010, between the Company and Gerald W. Deitchle, employed as Chief Executive Officer and President, incorporated by reference to Form 8-K filed on April 12, 2010.

10.2	BJ’s Restaurants, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 3, 2010, with respect to the 2010 Annual Meeting of shareholders).

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

August 3, 2010	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)