Form 10-Q
period 2010-09-28
BJs RESTAURANTS INC
filed 2010-11-03
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2010

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

As of November 1, 2010, there were 27,221,222 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended September 28, 2010

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 28, 2010	December 29, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,919	$44,906
Short-term investments	10,008	–
Accounts and other receivables	7,810	13,193
Inventories	5,029	3,994
Prepaids and other current assets	1,511	2,423
Deferred income taxes	10,123	9,782

Total current assets	54,400	74,298

Property and equipment, net	319,233	291,913
Non-current investments	9,178	–
Goodwill	4,673	4,673
Notes receivable	464	538
Other assets, net	10,763	9,700

Total assets	$398,711	$381,122

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,779	$11,978
Accrued expenses	48,053	54,763

Total current liabilities	60,832	66,741

Deferred income taxes	21,410	17,941
Long-term debt	–	5,000
Other liabilities	39,635	38,461

Total liabilities	121,877	128,143

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 27,147 and 26,774 shares issued and outstanding as of September 28, 2010 and December 29, 2009, respectively	170,962	166,807
Capital surplus	23,706	20,231
Retained earnings	82,166	65,941

Total shareholders’ equity	276,834	252,979

Total liabilities and shareholders’ equity	$398,711	$381,122

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009
Revenues	$128,781	$103,904	$380,964	$314,072
Costs and expenses:
Cost of sales	31,358	26,087	93,129	78,352
Labor and benefits	44,260	35,996	132,775	109,719
Occupancy and operating	27,426	22,781	81,293	67,606
General and administrative	8,256	7,054	25,691	21,790
Depreciation and amortization	7,366	6,104	21,127	17,705
Restaurant opening	1,799	1,481	4,218	3,153
Loss on disposal of assets	884	–	1,024	–

Total costs and expenses	121,349	99,503	359,257	298,325

Income from operations	7,432	4,401	21,707	15,747

Other income:
Interest income	32	58	92	254
Interest expense	(23)	(4)	(66)	(57)
Other income, net	147	50	491	246

Total other income	156	104	517	443

Income before income taxes	7,588	4,505	22,224	16,190

Income tax expense	2,047	1,336	5,999	4,873

Net income	$5,541	$3,169	$16,225	$11,317

Net income per share:
Basic	$0.20	$0.12	$0.60	$0.42

Diluted	$0.20	$0.12	$0.58	$0.42

Weighted average number of shares outstanding:
Basic	27,113	26,756	27,009	26,742

Diluted	28,102	27,232	27,943	27,084

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirty-Nine Weeks Ended
	September 28, 2010	September 29, 2009
Cash flows from operating activities:
Net income	$16,225	$11,317
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,127	17,705
Deferred income taxes	3,128	3,256
Stock-based compensation expense	2,950	2,096
Loss on disposal of assets	1,024	–
Changes in assets and liabilities:
Accounts and other receivables	1,724	1,231
Inventories	(1,035)	(192)
Prepaids and other current assets	912	3,521
Other assets, net	(1,134)	(688)
Accounts payable	801	1,525
Accrued expenses	(6,710)	(3,205)
Other liabilities	1,174	10,450
Landlord contribution for tenant improvements, net	3,659	(3,187)

Net cash provided by operating activities	43,845	43,829

Cash flows from investing activities:
Purchases of property and equipment	(49,320)	(40,847)
Proceeds from investments sold	4,266	3,100
Purchases of investments	(23,396)	–
Collection of notes receivable	74	71

Net cash used in investing activities	(68,376)	(37,676)

Cash flows from financing activities:
Payments on line of credit	(5,000)	(2,500)
Excess tax benefit from stock-based compensation	389	30
Proceeds from exercise of stock options	4,155	158

Net cash used in financing activities	(456)	(2,312)

Net (decrease) increase in cash and cash equivalents	(24,987)	3,841

Cash and cash equivalents, beginning of period	44,906	8,852

Cash and cash equivalents, end of period	$19,919	$12,693

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$–	$–

Cash paid for income taxes	$2,271	$1,441

Supplemental disclosure of non-cash financing activity:
Stock-based compensation capitalized	$136	$135

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

2. INVESTMENTS

Our investment policy restricts the investment of our excess cash balances to investment-grade marketable securities, such as U.S. Treasury and direct agency obligations, municipal and bank securities, investment-grade corporate debt securities, and money market funds. Investments and marketable securities, which we have the intent and ability to hold until maturity, are classified as held-to-maturity securities. All investments held as of September 28, 2010, are currently classified as held-to-maturity and are reported at amortized cost. Realized gains or losses are determined on the specific identification cost method and recorded on the Consolidated Statements of Income, when realized.

Investments consist of the following (in thousands):

	Amortized Cost	Average Maturity
Short-term investments:
U.S. Treasury and direct agency obligations	$7,232	8.5 months
Domestic corporate obligations	2,776	11 months

September 28, 2010	$10,008

Non-current investments:
Domestic corporate obligations	$9,178	19 months

September 28, 2010	$9,178

The domestic corporate obligations included as non-current investments were issued under the Temporary Loan Guaranty Program of the U.S. Government and are fully insured by the Federal Deposit Insurance Corporation.

3. FAIR VALUE MEASUREMENT

For assets that are measured using quoted market prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. At September 28, 2010, we held investments in marketable securities totaling approximately $19.2 million, which are currently classified as held-to-maturity and reported at amortized cost. Additionally, the majority of our investments are AAA-rated securities. Therefore, we believe that we are not exposed to significant credit risks on these investments.

The carrying value of cash and cash equivalents approximates fair value due to the short-term maturities of those securities. At September 28, 2010 and December 29, 2009, we held approximately $19.9 million and $44.9 million, respectively, of cash and cash equivalents. Our cash and cash equivalents are primarily comprised of U.S. Treasury, direct agency obligations and money market funds with various investment broker-dealers. The U.S. Treasury and direct agency obligations are guaranteed by the U.S. Government. Our money market fund investments consist of only first-tier, high-quality securities, and we have not experienced any losses to date in these investments.

4. LONG-TERM DEBT

Line of Credit

We have a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012, and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements as needed. As of September 28, 2010, there were no borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $3.6 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At September 28, 2010, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. At September 28, 2010, interest paid on the funded borrowings under the Line of Credit was approximately $22,000, of which $14,000 related to the thirty-nine weeks ended September 28, 2010. The weighted average interest rate was approximately 1.1%.

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

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009
Numerator:
Net income for basic and diluted net income per share	$5,541	$3,169	$16,225	$11,317

Denominator:
Weighted average shares outstanding - basic	27,113	26,756	27,009	26,742
Effect of dilutive common stock equivalents	989	476	934	342

Weighted average shares outstanding - diluted	28,102	27,232	27,943	27,084

For the thirteen weeks ended September 28, 2010 and September 29, 2009, there were approximately 81,000 and 1.1 million shares of common stock equivalents, respectively, that were not included in the diluted calculation due their anti-dilutive effect. For the thirty-nine weeks ended September 28, 2010 and September 29, 2009, there were approximately 813,000 and 1.6 million shares of common stock equivalents, respectively, that were not included in the diluted calculation due to their anti-dilutive effect.

6. RELATED PARTY

As of September 28, 2010, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 12.8% of our outstanding common stock. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, is currently our largest supplier of food, beverage and paper products servicing our restaurants in California and Nevada, while other DMA system distributors service our restaurants in all other states. We also believe that Jacmar is the controlling shareholder of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our extensive competitive bidding process that resulted in three-year agreements in July 2006 and again in July 2009. Jacmar supplied us with approximately $43.5 million and $37.4 million of food, beverage, paper products and supplies for the thirty-nine weeks ended September 28, 2010 and September 29, 2009, respectively. These costs represent 24.9% and 25.6% of our total cost of sales and operating and occupancy costs for the thirty-nine weeks ended September 28, 2010 and September 29, 2009, respectively. We had trade payables related to these products of approximately $2.6 million at September 28, 2010 and September 29, 2009, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and included in total cost of sales.

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

Since 2008, we have also issued RSUs as a component of the annual equity grant award to officers and other employees. Under our 2005 Equity Incentive Plan we have issued approximately 658,000 RSUs as of September 28, 2010, for both the GSSOP program and as part of the annual equity grant awards. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. RSUs generally vest at 20% per year for other RSU grantees and generally cliff vest at 100% after five years for GSSOP participants.

We account for equity grants under these plans in accordance with the fair value recognition provisions required by generally accepted accounting principles using the modified-prospective-transition method. Compensation expense recognized in the thirty-nine weeks ended September 28, 2010 and September 29, 2009, include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions; and, (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on their grant date fair value-estimates in accordance with the revised provisions under generally accepted accounting principles.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009
Labor and benefits stock-based compensation	$341	($130)	$772	$371

General and administrative stock- based compensation	$661	$517	$2,178	$1,725

Capitalized stock-based compensation (1)	$46	$40	$136	$135

(1) Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The exercise price of the stock options under the Company’s stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Option grants to non-employee directors generally vest one-third per year commencing on the grant date. Stock option activity during the thirty-nine weeks ended September 28, 2010, was as follows:

	Options Outstanding		Options Exercisable

	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

Outstanding options at December 29, 2009	2,267	$15.21	1,497	$15.32
Granted	525	$19.34
Exercised	(334)	$12.43
Forfeited	(90)	$16.46
Expired	(170)	$19.38

Outstanding options at September 28, 2010	2,198	$16.25	1,249	$15.80

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	September 28, 2010	September 29, 2009
Expected volatility	34.3%	81.4%

Risk free interest rate	2.5%	1.6%

Expected option life	5 years	5 years

Dividend yield	0%	0%

Fair value of options granted	$6.66	$7.03

Generally accepted accounting principles require us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of September 28, 2010, total unrecognized stock based compensation expense related to non-vested stock options was $4.4 million, which is expected to be generally recognized over the remaining five years.

Restricted Stock Units

Restricted stock unit activity during the thirty-nine weeks ended September 28, 2010, was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding RSUs at December 29, 2009	650	$14.77
Granted	99	$23.63
Vested or released	(39)	$12.74
Forfeited	(52)	$15.29

Outstanding RSUs at September 28, 2010	658	$16.17

The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock-based compensation expense related to RSUs of approximately $1.2 million during the thirty-nine weeks ended September 28, 2010. In addition, total unrecognized stock-based compensation expense related to non-vested RSUs was $5.2 million, which is expected to be generally recognized over the remaining five years.

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

As of September 28, 2010, a partial valuation allowance of approximately $0.2 million, net of taxes, was established as a result of the capital loss realized on the sale of our auction rate securities investments, since we would only be able to use this deferred tax asset to offset future capital gains. Although we did realize a short-term capital gain of approximately $0.7 million, net of taxes, related to the sale-leaseback of a property for construction of a new restaurant during the thirteen weeks ended June 29, 2010, this had no impact on the valuation allowance previously established. In addition, we did not have any capital gains within the three year carryback window, nor do we currently expect to have capital gains sufficient to remove the valuation allowance in its entirety.

9. DIVIDEND POLICY AND STOCK REPURCHASES

We have not paid any cash dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our restaurant and brewing operations, remodeling of existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay cash dividends in the future, such payments would be at the discretion of the Board of Directors. We did not have any stock repurchases during the thirty-nine weeks ended September 28, 2010.

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

•	Our operations are susceptible to changes in our food, energy and supply costs, which could adversely affect our profitability.

•	Our increasing dependence on contract brewers could have an adverse effect on our operations if they cease to supply us with our proprietary beer.

•

Government laws and regulations affecting the operation of our restaurants, particularly those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, could increase our operating costs and restrict our growth.

•

Our internal brewing, contract brewing and beer distribution arrangements are subject to periodic reviews and audits by various regulatory agencies, and could be adversely affected as a result of different interpretations of the laws and regulations that govern such arrangements by such agencies.

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009.

GENERAL

On November 1, 2010, we owned and operated 101 restaurants located in California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse® which receives the BJ’s beer it sells from one of our breweries or an approved third-party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill® which is a smaller format, full service restaurant. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our proprietary hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Four of our BJ’s Restaurant & Brewery restaurants currently feature in-house brewing facilities where BJ’s proprietary handcrafted beers are produced for many of our restaurants.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirty-nine weeks ended September 28, 2010 and September 29, 2009, are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 28, 2010	September 29, 2009	September 28, 2010	September 29, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.3	25.1	24.4	24.9
Labor and benefits	34.4	34.6	34.9	34.9
Occupancy and operating	21.3	21.9	21.3	21.5
General and administrative	6.4	6.8	6.7	6.9
Depreciation and amortization	5.7	5.9	5.5	5.6
Restaurant opening	1.4	1.4	1.1	1.0
Loss on disposal of assets	0.7	–	0.3	–

Total costs and expenses	94.2	95.7	94.2	94.8

Income from operations	5.8	4.3	5.8	5.2

Other income:
Interest income	0.0	0.1	0.0	0.1
Interest expense	0.0	0.0	0.0	0.0
Other income, net	0.1	0.1	0.1	0.1

Total other income	0.1	0.2	0.1	0.2

Income before income taxes	5.9	4.5	5.9	5.4

Income tax expense	1.6	1.3	1.6	1.6

Net income	4.3%	3.2%	4.3%	3.8%

Thirteen Weeks Ended September 28, 2010 Compared to Thirteen Weeks Ended September 29, 2009.

Revenues.  Total revenues increased by $24.9 million, or 23.9%, to $128.8 million during the thirteen weeks ended September 28, 2010, from $103.9 million during the comparable thirteen week period of 2009. The $24.9 million increase in revenues is primarily attributed to an approximate 14% increase in restaurant weeks that results from the

13 new restaurants that we have opened since the third quarter of 2009, coupled with an 8.7% increase in our average weekly sales per restaurant. During the thirteen weeks ended September 28, 2010, our comparable restaurant sales increased 6.7% as compared to the comparable period in 2009. The increase in comparable restaurant sales resulted from estimated increases in both guest traffic and the average amount spent per guest, which also includes an estimated effective menu price increase factor of approximately 3.2%.

Our restaurants, like most in casual dining, are impacted by inflationary pressures for the costs of certain commodities, labor and other operating expenses. We attempt to offset the impact of inflation on our cost structure with purchasing economies of scale, productivity and efficiency improvements, menu merchandising and menu price increases. If our guests do not accept our menu price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of any menu price increase could be negated and our operating margins could be impacted. We currently expect our effective menu price increase for fiscal 2010 to be approximately 2.5% on a full year basis. However, depending on inflationary pressures and general economic conditions for consumer discretionary spending, our full year menu pricing for fiscal 2010 may be greater or less than our current expectations. Additionally, to help protect guest traffic and to respond to the actions of our competitors, we may consider the promotion of selective menu offerings or introduce new menu offerings at reduced or lower price points which could have the effect of further reducing any benefit from menu price increases. As a relatively small casual dining restaurant chain, we do not have the financial resources to match the marketing and advertising spending levels of our larger casual dining competitors. Accordingly, increased marketing and advertising spending by our larger competitors may also adversely impact general levels of guest traffic in our restaurants. Furthermore, we believe that our guest traffic levels, among other items, will also be dependent upon consumer confidence, discretionary consumer spending and overall employment.

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

Cost of Sales.  Cost of sales increased by $5.3 million, or 20.2%, to $31.4 million during the thirteen weeks ended September 28, 2010, from $26.1 million during the comparable thirteen week period of 2009. As a percentage of revenues, cost of sales decreased to 24.3% for the current thirteen week period from 25.1% for the prior year comparable thirteen week period. This decrease is primarily due to increased revenues from our estimated effective menu price increases, coupled with lower commodity costs principally for poultry and produce.

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

We provide our customers a large variety of menu items and therefore we are not overly dependent on a single group of commodities. However, based on current trends we believe the overall cost environment for food commodities in general will remain volatile during the remainder of fiscal 2010 and into 2011, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. As such, we do not currently expect the cost of our total commodity “basket” to increase significantly during the remainder of fiscal 2010 since the majority of our commodities are under contract. Looking forward to 2011, we are currently in negotiations with most of our suppliers for our projected commodity requirements. Based on preliminary information and other indications, as of November 1, 2010, we anticipate the cost of our aggregate commodity basket to increase in the range of 2% to 4% next year. While we continue to work with our suppliers to control food costs and we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items or certain commodity items where we have currently chosen not to contract for long periods of time.

The cost to produce and distribute our proprietary beer is included in our cost of sales. We currently have qualified as many as four contract brewers to produce our high-quality handcrafted beer and are currently using two of these contract brewers in fiscal 2010. We currently estimate our total proprietary beer requirement to be approximately 52,000 to 53,000 barrels for fiscal 2010 (one barrel of beer equals approximately two kegs of beer), with over 60% of that requirement expected to be produced by contract brewers. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers; however, we may eventually decide to also move the majority of this production to contract brewers as we continue to grow our restaurant base and therefore increase our demand for our proprietary beer. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. As a result, over the next several years, we expect that the production cost of our larger-volume proprietary beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer. However, freight costs from our contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and negotiate more favorable terms with our transportation vendors.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $8.3 million, or 23.0%, to $44.3 million during the thirteen weeks ended September 28, 2010, from $36.0 million during the comparable thirteen week period of 2009. This increase was primarily due to the opening of 13 new restaurants since the thirteen weeks ended September 29, 2009. As a percentage of revenues, labor and benefit costs decreased to 34.4% for the current thirteen week period from 34.6% for the prior year comparable thirteen week period. This percentage decrease is primarily due to our ability to leverage our fixed and semi-fixed hourly and management labor as a result of comparable sales increases, partially offset by higher workers compensation expense. Included in labor and benefits for the thirteen weeks ended September 28, 2010 and September 29, 2009, is a charge of approximately $341,000, or 0.3% of revenues, as compared to a credit of approximately $130,000, or (0.1%) of revenues, respectively, for stock-based compensation related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program. The credit in the prior year’s third quarter was due to a cumulative favorable forfeiture rate adjustment based on our actual forfeiture experience since the inception of the Gold Standard Stock Ownership Program. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

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

Occupancy and Operating.  Occupancy and operating expenses increased by $4.6 million, or 20.4%, to $27.4 million during the thirteen weeks ended September 28, 2010, from $22.8 million during the comparable thirteen week period of 2009. The increase reflects additional operating and occupancy expenses related to 13 new restaurants opened since the thirteen weeks ended September 29, 2009. As a percentage of revenues, occupancy and operating expenses decreased to 21.3% for the current thirteen week period from 21.9% for the prior year comparable thirteen week period. This percentage decrease is due to our ability to leverage the fixed component of these expenses as a result of comparable sales increases, partially offset by higher general liability insurance costs.

General and Administrative.  General and administrative expenses increased by $1.2 million, or 17.0%, to $8.3 million during the thirteen weeks ended September 28, 2010, from $7.1 million during the comparable thirteen week period of 2009. Included in general and administrative costs for the thirteen weeks ended September 28, 2010 and September 29, 2009, is $661,000 and $517,000, respectively, of stock-based compensation expense. The increase in general and administrative costs is primarily due to higher field supervision and support costs, coupled with higher legal and consulting expenses. As a percentage of revenues, general and administrative expenses decreased to 6.4% for the current thirteen week period from 6.8% for the prior year comparable thirteen week period. This percentage decrease is due to our ability to leverage the fixed component of these expenses as a result of comparable sales increases.

Depreciation and Amortization.  Depreciation and amortization increased by $1.3 million, or 20.7%, to $7.4 million during the thirteen weeks ended September 28, 2010, from $6.1 million during the comparable thirteen week period of 2009. As a percentage of revenues, depreciation and amortization decreased to 5.7% for the thirteen week period from 5.9% for the prior year comparable thirteen week period. This percentage decrease is primarily due to our ability to leverage the fixed nature of these costs as a result of comparable sales increases.

Restaurant Opening.  Restaurant opening expense increased by $0.3 million, or 21.5%, to $1.8 million during the thirteen weeks ended September 28, 2010, from $1.5 million during the comparable thirteen week period of 2009. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. The increase in restaurant opening expenses is due to four new restaurant openings during the third quarter of 2010, compared to two new restaurant openings during the same quarter last year. Restaurant opening expenses may represent expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters. As of November 1, 2010, one additional restaurant has opened in the fourth quarter of 2010 and one more is expected to open before Thanksgiving 2010. The actual timing of restaurant openings is inherently difficult to precisely predict and is subject to weather conditions and other factors outside of our control, including factors that are under the control of the Company’s landlords, municipalities and contractors.

Loss on Disposal of Assets.  The loss on disposal of assets of approximately $884,000 for the thirteen weeks ended September 28, 2010, was related to the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities. We did not have any significant fixed asset disposals during the thirteen weeks ended September 29, 2009.

Interest Income.  Interest income decreased to $32,000 during the thirteen weeks ended September 28, 2010, from $58,000 during the comparable thirteen week period of 2009. This decrease is primarily due to the lower interest rates and investment balances compared to the same thirteen week period of 2009.

Interest Expense.  Interest expense increased to $23,000 during the thirteen weeks ended September 28, 2010, from $4,000 during the comparable thirteen week period of 2009. This increase is primarily due to additional fees paid for our letters of credit as compared to the same period of the prior year.

Other Income, Net.  Net other income increased to $147,000 during the thirteen weeks ended September 28, 2010, from $50,000 during the comparable thirteen week period of 2009. This increase is primarily due to greater gift card breakage income, coupled with proceeds from the sale of excess brewery equipment that had been written off in prior periods. Based on an analysis of our gift card program since its inception, we determined that the likelihood of gift card redemption is remote after 24 months from date of issuance.

Income Tax Expense.  Our effective income tax rate for the thirteen weeks ended September 28, 2010, was 27.0% compared to 29.7% for the comparable thirteen week period of 2009. The effective income tax rate for both thirteen-week periods differs from the statutory income tax rate primarily due to FICA tip credits and the non-deductibility of incentive stock options that were granted prior to fiscal year 2005. We currently estimate our effective tax rate to be approximately 27.0% for fiscal 2010. However, the actual effective tax rate for fiscal 2010 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year.

Thirty-Nine Weeks Ended September 28, 2010 Compared to Thirty-Nine Weeks Ended September 29, 2009.

Revenues.  Total revenues increased by $66.9 million, or 21.3%, to $381.0 million during the thirty-nine weeks ended September 28, 2010, from $314.1 million during the comparable thirty-nine week period of 2009. The $66.9 million increase in revenues is attributed to an approximate 13% increase in restaurant weeks resulting from the 13 new restaurants that we have opened since the third quarter of 2009, coupled with a 7.3% increase in our average weekly sales per restaurant. During the thirty-nine weeks ended September 28, 2010, our comparable restaurant sales increased by 5.5% from the comparable period in 2009. The increase in comparable restaurant sales resulted from an estimated increase in both guest traffic and the average amount spent per guest, which also includes an estimated effective menu price increase factor of approximately 2.3%.

Cost of Sales.  Cost of sales increased by $14.8 million, or 18.9%, to $93.1 million during the thirty-nine weeks ended September 28, 2010 from $78.4 million during the comparable thirty-nine week period of 2009. As a percentage of revenues, cost of sales decreased to 24.4% for the current thirty-nine week period from 24.9% for the prior year comparable thirty-nine week period. This percentage decrease is primarily due to increased revenues from our estimated effective menu price increases and lower costs for poultry, produce and certain soups, sauces and dressings.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $23.1 million, or 21.0%, to $132.8 million during the thirty-nine weeks ended September 28, 2010, from $109.7 million during the comparable thirty-nine week period of 2009. This increase was primarily due to the opening of 13 new restaurants since the thirty-nine weeks ended September 29, 2009. As a percentage of revenues, labor and benefit costs remained comparable at 34.9% for the current thirty-nine week period as compared to the comparable thirty-nine week period of 2009. Included in labor and benefits is approximately $0.8 million and $0.4 million related to our stock-based compensation plans for both the thirty-nine weeks ended September 28, 2010 and September 29, 2009, respectively. The increase in our stock based compensation expense during the thirty-nine weeks ended September 28, 2010, is due primarily to a cumulative favorable forfeiture rate adjustment which we recorded in the third quarter of fiscal 2009 based on our actual forfeiture experience. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

Occupancy and Operating.  Occupancy and operating expenses increased by $13.7 million, or 20.2%, to $81.3 million during the thirty-nine weeks ended September 28, 2010, from $67.6 million during the comparable thirty-nine week period of 2009. The increase reflects additional operating and occupancy expenses related to 13 new restaurants opened since the thirty-nine weeks ended September 29, 2009. As a percentage of revenues, occupancy and operating expenses decreased slightly to 21.3% for the thirty-nine week period from 21.5% for the prior year comparable thirty-nine week period. This percentage decrease is due to our ability to leverage the fixed component of these expenses as a result of comparable sales increases.

General and Administrative.  General and administrative expenses increased by $3.9 million, or 17.9%, to $25.7 million during the thirty-nine weeks ended September 28, 2010, from $21.8 million during the comparable thirty-nine week period of 2009. Included in general and administrative costs for the thirty-nine weeks ended September 28, 2010 and September 29, 2009, is $2.2 million and $1.7 million, respectively, of stock-based compensation expense. The increase in general and administrative costs is primarily due to higher levels of recruiting and training costs related to our managers in training program, higher field supervision and support costs and higher legal and consulting expenses. As a percentage of revenues, general and administrative expenses decreased to 6.7% for the current thirty-nine week period from 6.9% for the prior year comparable thirty-nine week period. This percentage decrease is due to our ability to leverage the fixed component of these expenses as a result of comparable sales increases.

Depreciation and Amortization.  Depreciation and amortization increased by $3.4 million, or 19.3%, to $21.1 million during the thirty-nine weeks ended September 28, 2010, from $17.7 million during the comparable thirty-nine week period of 2009. This increase is primarily due to our construction costs for new restaurants coupled with depreciation on our new operating toolsets, restaurant remodels and initiatives. As a percentage of revenues, depreciation and amortization slightly decreased to 5.5% for the thirty-nine week period from 5.6% for the prior year comparable thirty-nine week period. This percentage decrease is due to our ability to leverage the fixed component of these expenses as a result of comparable sales increases.

Restaurant Opening.  Restaurant opening expense increased by $1.1 million, or 33.8%, to $4.2 million during the thirty-nine weeks ended September 28, 2010, from $3.2 million during the comparable thirty-nine week period of 2009. This increase is primarily due to opening costs related to eight restaurant openings and two restaurants in-progress during the thirty-nine weeks ended September 29, 2010, as compared to five restaurant openings and five restaurants in-progress during the thirty-nine weeks ended September 29, 2009. Restaurant opening expenses may represent expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters. Additionally, we also closed our BJ’s Pizza & Grill restaurant, located in Huntington Beach, California, for an extensive remodel in late January and re-opened this restaurant in early February with our full menu offerings and a new bar operation. As a result, we incurred opening costs related to this remodel in order to properly train our team members on the new menu and beverage offerings.

Loss on Disposal of Assets. The loss on disposal of assets of approximately $1.0 million for the thirty-nine weeks ended September 28, 2010, primarily relates to the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancements, coupled with the expansion and remodeling of our BJ’s Pizza & Grill restaurant in Huntington Beach, California. We did not have any significant fixed asset disposals during the thirty-nine weeks ended September 29, 2009.

Interest Income. Interest income decreased to $92,000 during the thirty-nine weeks ended September 28, 2010 from $254,000 during the comparable thirty-nine week period of 2009. This decrease is primarily due to lower interest rates and investment balances compared to the same period as last year.

Interest Expense. Interest expense increased to $66,000 during the thirty-nine weeks ended September 28, 2010 from $57,000 during the comparable thirty-nine week period of 2009. This slight increase is primarily due to increased fees for our letters of credit.

Other Income, Net. Net other income increased to $492,000 during the thirty-nine weeks ended September 28, 2010 from $246,000 during the comparable thirty-nine week period of 2009. This increase is primarily due to income recognized from gift card breakage. Based on an analysis of our gift card program since its inception, we determined that the likelihood of gift card redemption is remote after 24 months from date of issuance.

Income Tax Expense. Our effective income tax rate for the thirty-nine weeks ended September 28, 2010 was 27.0% compared to 30.1% for the comparable thirty-nine week period of 2009. The effective income tax rate for both periods differs from the statutory income tax rate primarily due to anticipated FICA tip credits and the non-deductibility of incentive stock option compensation until the time of a disqualifying disposition.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	September 28, 2010	December 29, 2009
Cash and short-term investments	$29,927	$44,906
Net working (deficit) capital	($6,432)	$7,557
Current ratio	0.9:1.0	1.1:1.0
Non-current investments	$9,178	$ -

	For The Thirty-Nine Weeks Ended
	September 28, 2010	September 29, 2009
Cash provided by operating activities	$43,845	$43,829
Capital expenditures	$49,320	$40,847

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations; and, to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger scale. In the past, we have obtained capital resources from our ongoing operations, public securities offerings, employee stock option exercises and tenant improvement allowances from our landlords. As an additional source of liquidity, we also have a $45 million credit facility in place, of which no funded amounts were outstanding as of September 28, 2010.

Our capital requirements principally relate to our restaurant expansion plans. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve an approximate 13% increase in total restaurant operating weeks during fiscal 2010 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2009 openings. Our base of established restaurant operations is not yet large enough to sufficiently generate enough cash flow from operations to totally fund our planned expansion at the rate that it is currently contemplated over the longer run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, some of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. During fiscal year 2010, we are currently expecting to obtain approximately $5 million to $6 million of committed tenant improvement allowances. However, in light of current conditions in the credit and real estate development markets, there are generally less tenant improvement allowances being made available. As a result, there can be no assurance that any such allowances will continue to be available to us or will be available for every location that we desire to develop into a restaurant. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our restaurants, and we may determine at some future point to monetize those assets through a sale-leaseback or other financial transaction. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build out our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $43.8 million of net cash during the thirty-nine weeks ended September 28, 2010, which was comparable to the $43.8 million provided by during the comparable thirty-nine week period of 2009. While the overall cash from operating activities was comparable, the components were slightly different. As compared to the thirty-nine weeks ended September 29, 2009, the thirty-nine weeks ended September 28, 2010, resulted in greater net income, depreciation expense and tenant improvement allowance collections, offset by a reduction in our accrued liabilities and less of an increase in other liabilities as compared to the prior year.

For the thirty-nine weeks ended September 28, 2010, total capital expenditures were approximately $49.3 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $31.8 million. These expenditures were primarily related to the construction of our eight new restaurants that opened during the thirty-nine weeks ended September 28, 2010, as well as expenditures related to two additional restaurants expected to open in the fourth quarter of 2010. In addition, total capital expenditures related to the enhancement and maintenance of existing restaurants and expenditures for restaurant and corporate systems were $17.1 million and $0.4 million, respectively.

We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) on January 7, 2010. The statement was declared effective by the SEC on January 28, 2010, and permits us to raise capital from time to time through the offer and sale of various types of securities not to exceed an aggregate value of

$75 million. As of November 1, 2010, we do not have any current intentions or commitments to sell securities. The terms of any future offering of securities would be established at the time of such offering subject to market conditions. Any offering of securities covered by the shelf registration statement will be made only by means of a written prospectus and prospectus supplement. In addition, the Form S-3 also included the registration of 3,801,730 shares of common stock previously acquired by certain shareholders from the Company in various transactions several years ago. We have registered those shares to fulfill our contractual obligations under a registration rights agreement with those shareholders.

We have a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012, and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements as needed. As of September 28, 2010, there were no borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $3.6 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At September 28, 2010, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. While we have the Line of Credit in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

We currently anticipate our total capital expenditures for 2010, excluding any tenant improvement allowances we may receive from landlords, to be approximately $60 million to $65 million related to the construction of new restaurants, the major remodeling of some of our existing restaurants, the investment in operational “toolsets” and additional support infrastructure, and normal maintenance capital expenditures. We expect to fund our expected capital expenditures for fiscal 2010 with current cash and investment balances, cash flow from operations and landlord contributions. During fiscal 2010, we are currently expecting to obtain approximately $5 million to $6 million of landlord tenant improvement allowances. We currently plan to open 10 new restaurants during fiscal 2010. As of November 1, 2010, nine of those restaurants have already opened and one new restaurant is under construction and expected to open before Thanksgiving 2010.

We are currently developing our capital expenditure plan for fiscal 2011, and we expect to finalize this plan before the end of 2010. In addition to our necessary maintenance and potential key initiative-related capital expenditures for next year, our fiscal 2011 capital expenditure plan will also contemplate the opening of as many as 12 to 13 new restaurants. We currently have three signed leases and several signed letters of intent for potential new restaurant locations in fiscal 2011. Our future cash requirements will depend on many factors, including the pace of expansion, real estate markets, construction costs, the specific sites selected for new restaurants, and the nature of the lease and associated financing arrangements negotiated with landlords.

On April 16, 2009, General Growth Properties, Inc. (“GGP”) announced that it was voluntarily seeking relief to reduce and restructure its debts under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 filing”). Included in its bankruptcy filing are approximately 158 regional shopping centers owned by GGP and certain other GGP subsidiaries. GGP stated that it intends to work with its constituencies to emerge from bankruptcy as quickly as possible and that the day-to-day operations and business of all of our shopping centers and other properties will continue as usual. We currently operate six restaurants in GGP properties that were included in their Chapter 11 filing. GGP expects to emerge from bankruptcy in November 2010. We currently do not have any outstanding tenant improvement allowances from GGP; however, as of September 28, 2010, we have one outstanding tenant improvement allowance from a different landlord, not in bankruptcy, in the amount of $1.2 million for one of our restaurants which we have not collected. Our restaurant lease allows us to offset or reduce our rent payable in the event that our tenant improvement allowances cannot be collected. We do not believe that this matter will have a material impact on our overall liquidity. We may also pursue other legal remedies in this respect.

During December 2009, we reached a confidential settlement agreement for the full liquidation of our auction rate securities (“ARS”) investment portfolio with our former broker-dealer for the portfolio. Under the terms of the settlement, we received approximately $27.4 million in cash (including accrued interest) in exchange for the entire remaining ARS investment portfolio and recorded a pre-tax loss on investment settlement of approximately $1.7 million. In addition, the settlement provides us with the potential for additional recoveries, depending upon the performance of the ARS market during the next three years. The cash received in conjunction with the settlement was invested in various institutional money market funds as of fiscal year end December 29, 2009. As of September 28, 2010, our cash and cash equivalents and investments included money market funds, treasury bills, agency bonds and domestic corporate obligations totaling approximately $39.1 million, of which $19.9 million was considered cash and cash equivalents and included with current assets on our Consolidated Balance Sheet as of September 28, 2010.

We currently believe that our projected cash flow from operations, cash and investment balances, agreed-upon tenant improvement allowances and our $45 million credit facility should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities through the next 12 months. Our base of established restaurant operations is not yet large enough to sufficiently generate enough cash flow from operations to totally fund our planned expansion at the rate that it is currently contemplated over the long run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 28, 2010, we are not involved in any off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of September 28, 2010, no impairment indicators have been identified.

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

The accounting for uncertainty in tax positions requires that we recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 28, 2010, unrecognized tax benefits recorded was approximately $144,000.

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

Stock-based Compensation

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Option grants to non-employee directors generally vest one-third per year commencing on the grant date.

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

In 2008, we also began issuing RSUs as a component of the annual equity grant award to officers and other employees. These grants are non-GSSOP grants. Under our 2005 Equity Incentive Plan we have issued approximately 658,000 RSUs as of September 28, 2010, including both GSSOP and non-GSSOP grants. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). RSUs generally vest at 20% per year for other RSU grantees and generally cliff vest at 100% after five years for GSSOP participants.

We account for these plans in accordance with generally accepted accounting principles under the fair value recognition provisions, using the modified-prospective-transition method. Compensation expense recognized in the thirty-nine weeks ended September 28, 2010 and September 29, 2009, include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions; and, (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the revised provisions under generally accepted accounting principles. We are required to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the thirty-nine weeks ended September 28, 2010, the average interest rate earned on cash and cash equivalents and investments was approximately 0.3%. As of September 28, 2010, our cash and cash equivalents and investments consisted of money market funds, treasury bills, agency bonds and domestic corporate obligations with a cost or fair value of approximately $39.1 million, of which $19.9 million are considered cash and cash equivalents. Cash may be in excess of FDIC insurance limits. The majority of our investments, both short-term and long-term, are AAA-rated and directly or indirectly guaranteed by the U.S. Government. We believe we are not exposed to significant risk on cash and cash equivalents and investments. The fair market value of our investments is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of September 28, 2010, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

We purchase food and other commodities for use in our operations based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. To manage this risk in part, we attempt to enter into fixed-price purchase commitments, with terms as long as one year, for many of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for certain commodities or we may choose not to enter into fixed-price contracts for certain commodities. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former employee of ours, on behalf of herself, and allegedly other employees, filed a class action complaint in Los Angeles County, California, Superior Court, and on March 16, 2004, filed an amended complaint, alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and, (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. On March 2, 2008, and on March 19, 2008, one of plaintiff’s attorneys filed a notice with the California Labor and Workforce Development Agency, alleging failure to keep adequate pay records and to pay plaintiff minimum wage. To our knowledge, the Agency has not responded to either of these notices. In November 2008, the parties agreed to settle this matter subject to final approval from the arbitrator and confirmation from the court. The arbitrator approved the settlement and the arbitration was dismissed in September 2010. The terms of this proposed settlement are not considered by us to be material to our consolidated financial position.

On April 6, 2009, an employee filed a class action complaint in Orange County, California, Superior Court on behalf of himself and allegedly other employees. The complaint alleges causes of action for failure to pay plaintiff and other alleged class members regular wages and overtime pay, failure to maintain the designated wage scale and secret payment of lower wages, the greater of actual damages or penalties for failure to provide accurate wage statements, and restitution of wages and injunction for violation of California Business and Professions Code. The complaint also seeks interest, attorneys’ fees and costs. On October 1, 2010, the court preliminarily approved to settle this case as requested by the parties in February 2010. The terms of this proposed settlement are not considered by us to be material to our consolidated financial position.

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

On August 25, 2009, a former employee of ours filed a lawsuit in Los Angeles County, California, Superior Court, on behalf of himself and allegedly other employees, namely our California restaurant assistant managers, kitchen managers and managers. The complaint, as amended, alleges our California restaurant assistant managers are not exempt for compensation purposes and alleges causes of action for failure to pay overtime wages, failure to provide meal breaks and rest periods, failure to pay wages timely, penalties for unpaid wages, failure to provide accurate wage statements, failure to keep accurate payroll records, violation of California Business and Professions Code, and failure to reimburse class members for business expenses. The complaint also seeks unspecified damages, restitution, an injunction against unfair practices, interest, attorneys’ fees and costs. In January 2010, on our motion, the Court ordered the venue of the case moved to Orange County. We have filed answers to the amended complaint and intend to vigorously defend our position in this action.

Item 1A. RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, are set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009. There have been no material changes in the known risks related to us from those disclosed in such Annual Report. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known, or that are currently deemed by us to be immaterial, that may ultimately adversely affect our business, financial condition and/or operating results.

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

BJ’S RESTAURANTS, INC. (Registrant)

November 1, 2010	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)