Form 10-K
period 2010-12-28
BJs RESTAURANTS INC
filed 2011-03-09
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐ NO☒

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, June 29, 2010, was $578,353,789, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of March 4, 2011, 27,431,393 shares of the common stock of the Registrant were outstanding.

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

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This Form 10-K contains “forward-looking” statements and other information that are based on the current beliefs of our management as well as assumptions made by and information currently available to us. When we use the words “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions in this Form 10-K, as they relate to us or our management, we are intending to identify “forward-looking” statements. These statements reflect our current perspectives and outlook with respect to BJ’s future expansion plans, key business initiatives, expected operating conditions and other factors. Moreover, we operate in a very competitive and rapidly changing environment, and new risk factors emerge from time to time. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operation or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

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

Some, but not all, significant factors that could prevent us from achieving our stated goals include:

•

Our success depends substantially on the favorable image, credibility and value of the BJ’s brand and our reputation for offering guests a higher quality, more differentiated total dining experience at a good value.

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

•

Deterioration in general economic conditions could also have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.

•

Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated revenues and financial results, including a potential impairment of the long-lived assets of certain restaurants.

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
•

Government laws and regulations affecting the operation of our restaurants, including those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wage, health, nutritional and immigration requirements could increase our operating costs and restrict our growth.

•

Our internal brewing, contract brewing and beer distribution arrangements are subject to periodic reviews and audits by various regulatory agencies, and could be adversely affected as a result of different interpretations of the laws and regulations that govern such arrangements by such agencies.

These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on “forward-looking” statements.

The risks described in this Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known by us or that are currently deemed by us to be immaterial. However, they may ultimately manifest themselves and thereby have a material adverse affect on our business, financial condition and/or operating results. Although we believe that the assumptions underlying “forward-looking” statements are reasonable on the dates they are made, any of the assumptions could be incorrect, and there can be no guarantee or assurance that “forward-looking” statements will ultimately prove to be accurate. “Forward-looking” statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any “forward-looking” statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the “forward-looking” statement was made. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under “ITEM 1A. RISK FACTORS.”

ASSUMPTIONS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended December 28, 2010, December 29, 2009, December 30, 2008, January 1, 2008, and January 2, 2007, are referred to as fiscal years 2010, 2009, 2008, 2007, and 2006, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. All fiscal years presented in this Form 10-K consisted of 52 weeks and all prior quarters consisted of 13 weeks. However, fiscal year 2011 will be a 53-week year with a 14-week fourth quarter. Accordingly, all financial references to fiscal year 2011 assume 53 weeks of operations.

ITEM 1. BUSINESS

GENERAL

As of March 4, 2011, BJ’s Restaurants, Inc. owned and operated 103 restaurants located in 13 states (California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington). Our restaurants operate either as a BJ’s Restaurant & Brewery ® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse ® which receives the beer it sells from one of our breweries or an approved contract brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill ® which is a smaller format, full service restaurant with a more limited menu than our other restaurants. Our menu features our BJ’s award-winning, signature deep-dish pizza, our own handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts including our unique Pizookie ® dessert. Our BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary handcrafted beers are produced for some of our restaurants. Currently, three of these restaurants have active brewing operations.

The first BJ’s restaurant was opened in 1978 in Orange County, California and centered on bringing the unique flavor of deep-dish pizza to California. The Company acquired the BJ’s restaurant concept in 1995 from its original founders. Our initial public offering of common stock occurred in 1996. Over the years we expanded the BJ’s concept from its beginnings as a small pizzeria to a full service, high energy casual dining restaurant with over 100 menu items, including appetizers, specialty salads, soups, pastas, sandwiches, entrees and desserts. In 1996, we introduced our own handcrafted beers through our first BJ’s Restaurant & Brewery in Brea, California. Beginning in 2002, with the opening of our first Texas restaurants we began using qualified contract brewers to supply us with our proprietary beer. The differentiated, high-quality, handcrafted beers have added a unique dimension to the BJ’s concept which further distinguishes BJ’s from many other restaurant concepts and complements our signature pizza and many of our other menu items. Over the years, our proprietary beers have earned 27 medals at the Great American Beer Festival. Additionally, over the last few years we have been gradually expanding the number of our “guest” draft beer taps in many of our restaurants to complement BJ’s high quality, proprietary beers and further facilitate the desired competitive positioning of BJ’s as a leading retailer of craft beer in the casual dining segment of the restaurant industry.

BJ’s competes in the casual dining segment of the restaurant industry, which is a large, highly fragmented segment with estimated annual sales of approximately $80 to $100 billion. Over the last several years, the casual dining segment of the restaurant industry has become a more mature segment of the restaurant industry. According to some industry analysts and observers, the annual rate of sales growth for the segment has been gradually decreasing since 2004 as a result of increased competition from more innovative quick-service and “fast casual” restaurant concepts and other food-away-from-home retailers, a leveling off of certain favorable demographic trends (the number of two wage-earner households, etc.), and a perceived over-supply of casual dining restaurants compared to demand. We believe that, in addition to these factors, the segment has suffered from low levels of innovation and a general reduction in the overall quality and differentiation of many of the larger, more mature “mass market” casual dining chains that collectively operate several thousand “commoditized” restaurants. We believe that the BJ’s restaurant concept offers consumers a higher quality, more contemporary and approachable “casual-plus” dining experience with higher energy and relevance for about the same amount of money. Accordingly, our primary business objective is to continue our national expansion program and attempt to capture additional market share in the segment over time.

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

THE BJ’s RESTAURANT CONCEPT AND MENU

Our primary growth objective is to gradually expand the BJ’s “casual-plus” restaurant concept nationwide during the next several years and to consistently deliver the BJ’s dining experience at the “BJ’s Gold Standard of Operational Excellence” (i.e., by providing a genuine commitment to passionately connect with every guest, on every visit, through flawless and relentless execution of every detail during every shift). We believe that by delivering upon this commitment to our guests, we should have the best opportunity to generate significant repeat business and capture additional market share. To achieve these objectives, we plan to focus primarily, but not necessarily exclusively, on the development of additional BJ’s Restaurant & Brewhouse format restaurants in new and existing markets in a carefully controlled manner. The term “casual plus” (or “premium casual” or “polished casual”) typically refers to a competitive positioning that has greater quality and differentiation when compared to the more mature, “mass market” casual dining concepts with average guest checks of $12.00 to $16.00, but not necessarily as extensive as the “upscale casual” concepts that typically have average guest checks well in excess of $16.00.

Our signature menu offering is our deep-dish pizza, which has been highly acclaimed since it was originally developed in 1978. Approximately 15% of our total restaurant sales in 2010 consisted of deep-dish pizza. Our unique version of deep-dish pizza is unusually light, with a crispy, flavorful, bakery-type crust. Our pizza is topped with high-quality meats, fresh vegetables and a blend of five cheeses. In the past, BJ’s pizza has been awarded “best pizza” honors by restaurant critics and public opinion polls in Orange County, California, where the BJ’s concept originated.

In addition to our deep-dish pizza, we have a broad menu with approximately 100 items featuring appetizers, specialty salads, soups, pastas, sandwiches, entrees and desserts. Examples of our other menu offerings include Santa Fe Spring Rolls, BBQ Chicken Chopped Salad, Blackened New York Steak, Grilled Pork Chops, Chicken Marsala, Cajun Pasta, Fish Tacos, Balsamic Glazed Chicken, Gluten-Free Thin Crust Pizza and our famous original BJ’s Pizookie ® dessert. All of our menu items are prepared to order using high-quality ingredients. This broad menu, which we continually improve, is an important factor in our differentiation from the other casual dining competitors. In 2010, we introduced over two dozen new menu and beverage creations including our “Snacks and Small Bites” menu category, along with new lunch and entree specials. Our entrees generally range in price from $8.95 to $19.95, and our daily lunch specials start at $5.95. We estimate that our average guest check in 2010, including beverages, was approximately $12.95. Our extensive menu and moderate pricing allow BJ’s to appeal to a variety of guests and dining occasions, including everyday lunch and dinner, special occasions, and late night business. We believe these competitive attributes were a significant factor in our achievement of a comparable restaurant sales increase of 5.6% for fiscal 2010, despite the very difficult and volatile environment for consumer discretionary spending during that year. Furthermore, despite the recessionary economy of 2009 and 2008, our comparable restaurant sales only decreased 0.8% and 0.3% in each of those years, respectively.

Our large, flexible kitchens allow us to adapt to changing consumer tastes and trends. Generally, we evaluate our menu offerings and prices two to three times a year, and we may add, delete or modify certain menu offerings. All prospective menu offerings are initially evaluated by our internal menu development team and then tested in selected restaurants before any company-wide roll-out to our restaurant locations.

All of our restaurants feature our award-winning, handcrafted beers, which we believe not only differentiate us from many other restaurant concepts, but also enhance our desire to provide quality and uniqueness to our guests in everything we do. Approximately 10% of our total restaurant sales in 2010 consisted of our proprietary handcrafted beers. During 2010, we introduced BJ’s LightSwitch Lager ®, a flavorful craft beer with less calories than some popular domestic light beers, with a pleasant malt flavor balanced by a clean, dry finish. With this addition, we now offer as many as eight standard beers along with a rotating selection of seasonal handcrafted specialty beers. In approximately two-thirds of our restaurants, we also offer as many as thirty “guest” domestic and imported craft beers on our draft beer taps, as well as a wide selection of bottled Belgian beers. During 2010, approximately 38% of our proprietary beer was produced at our in-house breweries located in our BJ’s Restaurant & Brewery locations, and then distributed to our other locations in a “hub and spoke” fashion. The remainder was produced by other qualified, contract brewers using our proprietary recipes. During 2010, our in-house breweries produced approximately 21,000 barrels of beer, and contract brewers produced approximately 34,000 barrels of beer for distribution to our restaurants. A barrel of beer is approximately equivalent to two retail “kegs” of beer. Going forward, we intend to gradually shift the vast majority of our beer production to contract brewers. We also offer a selection of popular wines and spirits for sale in our restaurants. Alcoholic beverages, including our handcrafted beers, represented approximately 22% of our total restaurant sales in 2010.

RESTAURANT OPERATIONS

Based on internal and publicly available data, we believe that our larger-format brewery and brewhouse restaurants, on average, generate relatively high guest traffic per square foot compared to many other casual dining concepts. Therefore, we have implemented operational systems and procedures, aided by certain state-of-the-art technology, to support our desire to run our restaurants “quality fast,” particularly at peak dining periods, in order to effectively and efficiently process every guest transaction offered to us. In order to serve our relatively large number of guests, we carefully select, train and supervise our restaurant-level employees (“team members”). The typical management team for a BJ’s Restaurant & Brewery and BJ’s Restaurant & Brewhouse consists of a general manager, a kitchen or executive kitchen manager and four to five other managers depending on the sales volume for each restaurant. Additionally, each restaurant typically employs an average of approximately 150 hourly team members, many of whom are paid at the statutory minimum wage level and work part-time. The general manager is responsible for the day-to-day operations of their restaurant, including hiring, training, and the development of personnel, as well as for sales and operating profit. The kitchen or executive kitchen manager is responsible for food quality, purchasing, inventories and kitchen labor costs.

The general manager of each restaurant reports to a director of operations or an area vice president, who generally supervises six to eight restaurants, and who in turn reports to a regional vice president or a senior regional vice president. Additionally, we have regional kitchen operations managers who oversee the food quality and consistency in approximately 12 restaurants on average and help educate, coach and develop kitchen personnel. Our regional kitchen operations managers report to a vice president of kitchen operations, who maintains company-wide standards for food quality, food waste and yields, kitchen operations, sanitation, and the execution of all menu changes in our restaurants. All of our Regional Vice Presidents and our Vice President of Kitchen Operations report to our Chief Restaurant Operations Officer who oversees all aspects of restaurant operations including kitchen operations, restaurant facility management, new restaurant openings and the roll-out of key operational initiatives. All of our restaurants prepare detailed weekly and monthly operating budgets, and compare their actual results to their budgets. We also measure the productivity and efficiency of our restaurant operations using a variety of qualitative and quantitative statistical indicators such as kitchen ticket times, actual versus theoretical food waste, labor hours worked per 100 guests served, controllable operating costs incurred per guest served and other activity measures.

Excluding our BJ’s Pizza & Grill restaurants, our typical restaurant hours of operations are generally from 11:00 am to 12:00 am Sunday through Thursday and 11:00 am to 1:00 am Friday and Saturday. Several of our shopping-mall based restaurants open at 10:00 am Saturdays and Sundays. Our restaurants are typically open every day of the year except for Thanksgiving and Christmas. Most of our restaurants currently offer either in-house and/or third-party delivery service. Additionally, all restaurants offer call-ahead seating and on-line ordering for guest pick-up.

Our goal is to staff our restaurants with qualified, trained and enthusiastic team members who desire to be an integral part of BJ’s fun, casual atmosphere and, at the same time, have the passion, intensity, work ethic and ability to execute our concept correctly and consistently on every shift. Prior experience in the restaurant industry is only one of the qualities management looks for in our restaurant team members. Enthusiasm, motivation, dependability, integrity, and the ability to interact well and connect with our guests and correctly execute our concept are some of the key qualities for BJ’s management and staff.

In order to maintain our high standards, all new restaurant hourly staff members undergo formal training from certified trainers at each restaurant. Our certified trainers oversee the training by position for each new hourly team member and are also utilized to support our new restaurant openings. Our hourly staff goes through a series of in-depth interactive and automated training for their respective positions. New restaurant managers are required to successfully complete a comprehensive training program dedicated to all aspects of the operation of our restaurants including both restauranteuring and restaurant business-related topics. Our restaurant management training program is closely monitored by our regional trainers and our home office talent development professionals. We continuously review our training curriculum for our hourly team members, new managers and our existing restaurant managers. As a result of this review, beginning in 2009, we increased our 10-week management training program by one additional week. Additionally, beginning in 2010 we added several new continuing education classes including our “Beermaster” program for all of our general managers and “BJ’s Kitchen Academy” to develop additional kitchen managers.

Our future growth and success is highly dependent upon our ability to attract, develop and retain qualified restaurant management and hourly team members to correctly and consistently operate our restaurants. We attempt to accomplish this by providing our team members with opportunities for increased responsibilities and advancement as well as performance-driven incentives based on both financial and guest satisfaction metrics. We also support our team members by offering what we believe to be competitive wages and, for eligible team members, competitive fringe benefits (including a 401(k) plan with a company match, medical insurance and dining discounts). Additionally, since 2007, all of our general managers, executive kitchen managers, regional kitchen operations managers, directors of operations and certain brewery personnel are eligible to be selected to participate in our Gold Standard Stock Ownership Program under our 2005 Equity Incentive Plan. This program is intended to be a long-term wealth building program based on awards of restricted stock units of the Company and is dependent on the participant’s extended service with us in their respective positions and their achievement of certain agreed upon performance objectives during that service period (generally five years).

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

Our BJ’s Restaurant & Brewhouse format (which receives the beer it sells from one of our BJ’s Restaurant & Brewery locations or an approved contract brewer) is currently expected to represent the vast majority of our planned new restaurant growth for the foreseeable future. We may also open new BJ’s Restaurant & Brewery formats if operating an on-site brewery is the only legally permissible way to offer our handcrafted beer in certain highly-desirable locations. We may also consider opening smaller-format BJ’s Pizza and Grill formats (either under that name or a similar name) as fill-in locations in certain densely-populated, urban trade areas, or in smaller cities, where a larger-format location could not be obtained or is not appropriate.

We desire to obtain high-quality, high-profile locations for our “casual plus” restaurants, which we believe have the ability to draw guests from a much larger area than most “mass market” casual dining chain restaurants. The sizes of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, retail traffic generators and geography. We believe the locations of our restaurants are critical to our long-term success. Accordingly, we devote significant time and resources to analyzing each prospective site. Since BJ’s has proven that it can be successful in a variety of locations (urban or suburban shopping malls, retail strip centers, lifestyle centers, and entertainment centers – either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. In general, we currently prefer to open our restaurants at high-profile sites in mature trade areas with dense populations. Additionally, we target geographic regions that allow us to build multiple restaurants in those areas. This “clustering” approach provides specific economic benefits including supply chain, marketing, management supervision and brand awareness. It is not our current intention to open new restaurants in locations that compete for significant numbers of customers with our existing restaurants. However, as with most growing retail and restaurant chain operations, there can be no assurance that sales transfers or “cannibalization” among our locations will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets to maximize our competitive position and financial performance in each market.

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

During fiscal 2010, we opened 10 new restaurants and thereby successfully achieved our goal to increase our total restaurant operating weeks by approximately 13% during the year. We plan to open as many as 12 to 13 new restaurants during 2011, and we have targeted an approximate 13% increase in total restaurant operating weeks for that year, including the effect of the 53rd week for fiscal 2011. Based on information currently available, we expect to open as many as two restaurants during the first quarter of 2011; three restaurants during the second quarter; four restaurants during the third quarter; and, as many as three to four restaurants during the fourth quarter. However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control, including those identified under “Risk Factors” in Part I, Section 1A of this Annual Report on Form 10-K.

We have signed leases or letters of intent for all of our 2011 potential restaurant openings. As of March 4, 2011, the following table sets forth information with respect to future restaurant locations that we expect to open in fiscal 2011 and beyond for which leases or purchase agreements have been signed:

Future Restaurants with Signed Leases
Sacramento, California
Austin, Texas
Century City, California
North Las Vegas, Nevada
College Station, Texas
Pembroke Pines, Florida
Jacksonville, Florida
Rancho Santa Margarita, California

We are currently negotiating additional leases for potential future locations for fiscal 2011 and 2012. From time to time, we will evaluate opportunities to acquire and convert other restaurant locations or entire restaurant chains to the BJ’s restaurant concept. However, we currently have no binding commitments (other than the signed leases set forth in the table above) or agreements to acquire or convert any other restaurant locations or chains to our concepts.

We typically lease our locations for primary periods of 15 to 20 years. Our restaurants can either be freestanding or in-line, and we may utilize both ground leases and build-to-suit leases. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We generally are also responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out our leased premises. We may also expend cash for permanent structural additions that we make to leased premises. We also expend cash for restaurant preopening costs. At times, we may have some of our costs to open a restaurant effectively reimbursed to us by our landlords in the form of tenant improvement allowance incentives pursuant to agreed-upon terms in our leases. If obtained, these allowances usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. However, there can be no assurance that such allowances will be available for every potential location that we seek to develop into a new restaurant. Generally, a landlord will charge us additional rent for any allowances provided to us in this regard. We may also purchase restaurant properties if they become available. However, it is not our current strategy to own a large number of land parcels that underlie our restaurants. As such, in many cases we may subsequently enter into sale-leaseback arrangements for any properties that we may purchase.

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

Our current BJ’s Restaurant & Brewhouse freestanding locations average approximately 8,500 productive square feet, and we generally target average annual sales per productive square foot to be in the range of $525 to $650. During 2010, our restaurants that were open for the entire year achieved sales greater than $650 per productive square foot on average. Our investment costs for new restaurants vary significantly depending on a number of factors including, but not limited to their absolute sizes, layouts (custom or prototype), type of construction labor (union or non-union), local permitting requirements, the scope of any required site work, the cost of liquor and other licenses and hook-up fees, geographical location and facility type (brewery compared to brewhouse). In general, our gross cash investment for site improvements, buildings, other leasehold improvements and furniture, fixtures and equipment (excluding any tenant improvement allowances we may receive from landlords) currently averages approximately $500 per square foot. We typically seek tenant improvement allowances in the range of $100 to $200 per square foot. However, not every location we develop into a restaurant will have such allowances available. During 2010, we opened 10 new restaurants of which five restaurants received tenant improvement allowances. For these five restaurants, our average tenant improvement allowance was approximately $130 per square foot. Due to the current unfavorable conditions in the general economy and the credit markets that have impacted the financial positions and flexibility of many retail project developers, we currently expect that less tenant improvement allowances will be available for the foreseeable future.

It is common in the casual dining industry for many new locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” sales period usually results from the energy and excitement generated by restaurant openings in new lifestyle centers or retail projects that generate unusually high consumer traffic during grand openings. During the several months following the opening of new restaurants, consumer traffic and sales volumes will gradually adjust downward to their expected, more predictable and sustainable run-rate levels. In fact, it may take 12 to 24 months for a new restaurant’s sales to eventually settle at a more predictable and sustainable run-rate level. Every restaurant has its own individual opening sales pattern, and this pattern is difficult to predict. For example, many BJ’s restaurant openings in our “home” state of California often experience “honeymoon” sales periods where sales may initially be 20% to 40% higher than their expected run-rate level. On the other hand, many BJ’s restaurant openings in other states, where the BJ’s concept is not that well known, can often experience a “reverse honeymoon” sales period, where initial sales may be 20% to 30% less than where we expect their run-rate level to ultimately settle. Additionally, all of our new restaurants usually require several months after opening, if not longer, to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with more complex casual dining restaurants. As a result, a significant number of restaurant openings in any single fiscal quarter, along with their associated opening expenses, could have a significant impact on our consolidated results of operations for that period. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of results expected for any other fiscal quarter nor for a full fiscal year.

RESTAURANT OPENING EXPENSES

Restaurant opening expenses (also referred to as “preopening” expenses) include incremental out-of-pocket costs that are directly related to the openings of new restaurants that may not be otherwise capitalized. As a result of the more complex operational nature of our “casual plus” restaurant concept compared to that of a typical casual dining chain restaurant, the preopening process for our new restaurants is more extensive, time consuming and costly. The preopening expense for one of our restaurants usually includes costs to compensate an average of six to seven restaurant management team members prior to opening; costs to recruit and train an average of 150 hourly restaurant team members; wages, travel and lodging costs for our opening training team and other support team members; costs for practice service activities; and, straight-line minimum base rent during the construction and in-restaurant training period in accordance with generally accepted accounting principles. Preopening expenses will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly team members required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and, the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants. The acquisition of our final licenses and permits may also be dependent on our landlords obtaining their licenses and permits, as well as completing their construction activities, for the developments where our leased premises are located.

Our preopening expense for a prototypical BJ’s Restaurant & Brewhouse location averaged approximately $500,000 in 2010. Preopening expenses could be higher for non-prototypical, “custom footprint” restaurants and for those restaurants initial entry into new markets. We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred.

BREWERY OPERATIONS

Sales of our proprietary recipe, handcrafted beers represented approximately 10% of our total restaurant sales during fiscal 2010. On average, each of our large-format restaurants utilizes approximately 600 barrels of our proprietary beer per year. Our internal brewery operations originated in 1996 with the opening of the first large-format BJ’s Restaurant & Brewery location in Brea, California, which included our first on-site brewery. The Brea BJ’s Restaurant & Brewery serviced not only that restaurant, but also several other California restaurants, using a “hub and spoke” production and distribution model that is legally permitted in California. Over the years we gradually increased the number of our on-site breweries. Starting in 2002, we also began utilizing qualified contract brewers to produce our beer in Texas and other jurisdictions where the “hub and spoke” production model was not legally permitted. In 2010, our internal breweries produced approximately 21,000 barrels of beer, and contract brewers produced approximately 34,000 barrels of beer. Our on-site breweries are typically staffed with a head brewer and an assistant brewer, which report to a brewing director. Production planning and quality control are monitored by our corporate brewery operations department which is led by a Senior Vice President of Brewing Operations. Additionally, our on-site and contract breweries periodically send out samples of each batch of BJ’s beer to an independent laboratory for quality control testing purposes.

The continued growth of our restaurant locations has resulted in a commensurate increase in our requirement for our proprietary handcrafted beer. As a result of that growing requirement, and also in light of the constraints imposed by various state “tied-house” laws which regulate how alcoholic beverages are manufactured, distributed and marketed, we decided, back in 2002, to begin accessing the services of additional and larger-scale contract brewers with greater economies of scale and quality control capabilities. We also concluded that the “brew-pub” method of brewing beer per individual restaurant, while legally permitted in most states, was an excessively costly and inefficient way to build a national restaurant chain with a significant, proprietary handcrafted beer component. We currently believe that larger-scale contract brewing under our indirect supervision represents the optimal production method for our handcrafted beers as we continue the expansion of our restaurants nationally. We also believe that the average production cost per barrel of beer can be gradually reduced over the longer term as a result of large-scale contract brewing. However, freight costs from our current contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and therefore obtain increased leverage within our beer distribution network. Provided that these larger-scale contract brewing relationships prove to be satisfactory, we intend to continue to gradually expand our contract brewing capabilities during the next few years. As a result, we will concurrently and gradually rebalance our remaining internal beer production activities to focus on our specialty and seasonal beers. As part of this rebalancing effort, we may elect to decommission additional internal breweries, which may result in the disposal of brewery related assets. We will continue to evaluate the benefits of internal brewing versus contract brewing and consider factors such as availability of adequate production capacity, brewery quality control procedures, federal and state laws, consistency of corporate and brand strategy, and the operating and capital costs associated with contract brewing versus the costs of brewery ownership. We estimate our total proprietary beer requirement to be approximately 60,000 barrels for fiscal 2011, with as much as 70% of that requirement expected to be produced by contract brewers. As of March 4, 2011, we still have three “BJ’s Restaurant & Brewery” locations with active brewing operations.

Our proprietary root beer product has been offered to guests in our restaurants for several years and has always been one of our most popular non-alcoholic beverages. In the past, we have produced this product in one or more of our internal breweries and arranged for its shipment to our restaurants either in finished kegs or in syrup form for further “brewing” at the restaurants, depending on the configuration of each restaurant’s physical facility. During the past few years, we have added other flavors to our proprietary handcrafted sodas product line, including crème soda, orange and black cherry. Based on the steadily increasing popularity and sales of these products, in 2010, we decided to outsource their production to a third-party contractor that possesses greater capacity and production economies of scale than we do.

MARKETING AND ADVERTISING

We have historically relied on high profile locations, operational excellence, media interest and “word of mouth” to attract and retain restaurant guests instead of extensive use of media advertising or discounting. Accordingly, our marketing activities have historically been focused on community based promotions and customer referrals. Our fundamental marketing philosophy has historically been to “spend our marketing dollars on the plate” or use resources that would typically be allocated to external marketing programs to provide better quality food, service and facilities to our guests. We believe this is the most effective method over the long run to protect and enhance our guest visit frequency. While we intend to maintain these historical philosophies to the maximum extent possible, we also recognize that we have to prudently respond from time to time to changes in the operating environment for consumer spending on casual dining occasions. Accordingly, we increased the amount of external print and internet-based media beginning in 2008 to maintain BJ’s top-of-mind awareness with consumers and to promote BJ’s new menu offerings and guest services. Accordingly, our marketing related expenditures for 2010, 2009 and 2008 were approximately 1% of our revenues.

We intend to continue investing approximately 1% of our revenues in marketing-related activities in 2011. However, depending on the current operating conditions for casual dining restaurants, we may decide to increase or decrease our marketing expenditures beyond our current expectations. In addition to our “top-of-mind awareness” advertising that utilizes print and internet-based media, we may also utilize targeted reduced-price offers for certain restaurants in certain trade areas, from time to time, to stimulate guest trial and frequency. We do not currently anticipate that such offers would be used extensively on a longer-term basis. Additionally, we are actively using social media, such as email, Facebook® and Twitter® to engage our guests by providing an interactive forum for them to relate with us (and each other), as well as to learn what is new and exciting in our restaurants.

CHARITABLE ACTIVITIES

In 2006, the Company sponsored the formation of The BJ’s Restaurants Foundation (the “Foundation”), a 501(c)(3) qualified non-profit charitable organization that is principally dedicated to supporting charities that benefit children’s healthcare and education, with a primary focus on the Cystic Fibrosis Foundation (“CFF”). Four of our executive officers (Messrs. Deitchle, Levin, Hood and Ledwith) currently serve on the Foundation’s six-person board of directors. We also focus on the support of other local community and charitable causes, providing food and other resources for many worthwhile charitable events. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which supports CFF by donating a portion of our Pizookie® sales to CFF. In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training programs. As a collective result of these programs combined with programs administered by the Foundation, we donated $526,000, $521,000 and $567,000 to CFF for during fiscal 2010, 2009 and 2008, respectively.

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

INFORMATION SYSTEMS

We believe it is extremely important to provide our operators with state of the art technology so that they can better serve our guests. Therefore, beginning in 2005, we began implementing a series of technologies to improve the operational efficiencies of our restaurants and augment our point-of-sales-system. These technologies include an automated kitchen display system (“KDS”), a web-based labor scheduling and productivity analyzer system, a theoretical food cost system and an automated front desk table management system. Each of these systems is integrated into our point-of-sale system which is used to record sales transactions, send menu orders to our kitchen, batch and transmit credit card transactions, record team member time clock information and to produce a variety of management reports. Our KDS is an automated routing and cooking station balancing system which improves cooking station productivity, synchronizes order completion, provides valuable ticket time and cooking time data, and allows for more efficient levels of labor without sacrificing quality. Additionally, our web-based labor scheduling and productivity analyzer automates the labor scheduling for the managers and team members and produces a number of real-time key performance indicators and productivity reports for our management team. Our theoretical food cost system allows us to better measure our product yields and waste in our kitchens and helps reduce kitchen errors and waste; and, our automated front desk table management system helps us to better optimize the overall seating efficiencies and “table turns” in our restaurants. Many of our systems provide information to our home office and our field supervision organization on a daily basis, which enables our senior management to monitor certain metrics of our business on a daily, weekly and monthly basis.

Going forward, we will continue to develop restaurant and support technologies that help improve financial management, cost control, guest experience and employee effectiveness. During fiscal 2011, we plan to implement a series of new technologies at the restaurant including, but not limited to, a new bar display system that helps us measure our bar accuracy and speed of service, an automated food prep system which helps us manage our daily food preparation (thereby eliminating excessive food waste) and a new “server scorecard” that helps us analyze team member sales productivity. In addition, we plan to implement a series of new support technologies, including a new human capital management system to help us better manage the talent development of our team members, and a new data warehouse and analysis system to improve our overall financial and operational management capabilities.

SUPPLY CHAIN MANAGEMENT

Our supply chain department, working together with our culinary research and development team, is responsible for the selection and procurement of all of our food ingredients, beverages, products and supplies for our restaurants and brewery operations. This department, in conjunction with our brewery operations department, also manages our third-party contract brewing and handcrafted soda production arrangements. We seek to obtain the highest quality ingredients, products and supplies from reliable, approved sources at competitive prices. We continually research and evaluate various food ingredients, products and supplies for consistency and quality and compare them to our detailed specifications. Ingredient specifications are mandated by the supply chain department in order to consistently maintain the highest quality ingredients and operational materials. In order to maximize operating efficiencies between purchase and usage, each restaurant’s executive kitchen manager determines daily usage requirements for food ingredients, products and supplies for his/her restaurant and places all orders with approved vendors. Our executive kitchen managers also inspect all deliveries daily to ensure that the items received meet our quality specifications and negotiated prices. For the majority of our menu ingredients, we have competitively priced high-quality alternative manufacturers, vendors, growers and distributors available in order to reduce risk in our supply chain.

Where economically feasible and possible, we attempt to negotiate both short-term and long-term contracts for key commodities used in the preparation of our food and beverage offerings, based on our expected requirements for each fiscal year. If our attempts are successful, most of our contracts typically range in duration from three to twelve months, and are generally set to expire at the end of calendar quarters (if quarterly in duration) or at the end of our fiscal year (if annual in duration). We attempt to contract for the majority of our more significant commodities (chicken, beef and wheat-based products) for various periods of time with the objective of stabilizing our costs and ensuring product availability. However, there is no assurance that we will be able to continue to do so in light of the continuing volatility in the supplies and costs for many food commodities in general.

Commencing in 2006, we entered into a three-year distribution agreement with a consortium of regional food distributors located throughout the United States. Jacmar Foodservice Distribution, an affiliate of one of our larger shareholders, is a member of our foodservice distributor consortium and is the primary distributor of food and operating supplies for our California and Nevada restaurants. See “Related Party Transactions.” We have a non-exclusive contract with this consortium on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. In July 2009, after another extensive competitive bidding process, we entered into a new three-year agreement with the same national foodservice distribution system. Additionally, in 2006, we entered into an agreement with the largest nationwide foodservice distributor of fresh produce in the United States to service most of our restaurants and, where licensed, to distribute proprietary beer to our restaurants that is manufactured by both our internal breweries and our contract brewers.

During the past few years, the overall cost environment for food commodities in general has become extremely volatile primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. Additionally, the availabilities and prices of food commodities are also influenced by increased energy prices, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, consumer demand and other factors. Virtually all commodities purchased and used in the restaurant industry, including proteins, grains, oils, dairy products, and energy have varying amounts of inherent price volatility associated with them. Additionally, during periods of rising costs for diesel fuel, our major distributors have the ability under our agreements to pass along fuel surcharges to us that are triggered when their cost per gallon of diesel fuel exceeds a certain assumed level. While we attempt to manage these factors by offering a diversified menu and by attempting to contract for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control.

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

Our restaurant concept is a relatively small “grill and bar” or “varied menu” casual dining competitor when compared to the mature “mass market” chains, with approximately half of our restaurants currently located in one state — California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major casual dining chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources. Accordingly, we must be prepared to constantly evolve and refine the critical elements of our restaurant concept over time to protect our longer-term competitiveness. Additionally, due to the continuing difficult operating environment for casual dining restaurants, coupled with increasing pressure on the discretionary spending behavior, we expect that our larger chain restaurant competitors will continue to allocate even more resources to their national media advertising and discounting programs in order to protect their respective market shares, which could have an adverse effect on our sales and results of operations.

Because the restaurant industry can be significantly affected by changes in consumer tastes and nutritional concerns, national, regional or local economic conditions, demographic trends, traffic patterns, weather, and the type and number of competing restaurants, any changes in these factors could adversely affect us. In addition, factors such as inflation and increased food, liquor, labor and other team member compensation costs could adversely affect us. We believe, however, that our ability to offer high-quality food at moderate prices with superior service in a distinctive dining environment provides us with the opportunity to capture additional market share in the casual dining segment.

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

RELATED PARTY TRANSACTIONS

As of December 28, 2010, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.6% of our outstanding common stock. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, is currently our largest supplier of food, beverage and paper products servicing our restaurants in California and Nevada, while other DMA system distributors service our restaurants in all other states. We also believe that Jacmar and its affiliates are the controlling shareholder of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our extensive competitive bidding process that resulted in three-year agreements in July 2006 and again in July 2009. Jacmar supplied us with $58.0 million, $51.0 million and $46.8 million of food, beverage, paper products and supplies for fiscal 2010, 2009 and 2008, respectively. These costs represent 24.6%, 25.7% and 26.8% of our total cost of sales and operating and occupancy costs for fiscal 2010, 2009 and 2008, respectively. We had trade payables due to Jacmar related to these products of $3.7 million and $3.6 million at December 28, 2010 and December 29, 2009, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and included in total cost of sales.

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

During fiscal 2010, approximately 22% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including minimum age of patrons and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses or permits to date. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

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

Various federal and state labor laws, along with rules and regulations, govern our relationship with our team members, including such matters as minimum wage, overtime, working conditions, safety and citizenship requirements. Significant additional governmental mandates such as an increased minimum wage, an increase in paid leaves of absence, extensions in health benefits or increased tax reporting and payment requirements for team members who receive gratuities, could negatively impact our restaurants. We are also subject to the regulations of the Immigration and Customs Enforcement (“ICE”) branch of the United States Department of Homeland Security. In addition, some states in which we operate have adopted immigration employment protection laws. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our team members may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. Additionally, our suppliers may also be affected by various federal and state labor laws which could result in supply disruptions for our various goods and services or higher costs for goods and services supplied to us.

We are also subject to various laws and proposals regarding health insurance and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling. The imposition of any requirement that we provide health insurance benefits to team members that are more extensive than the health insurance benefits we currently provide could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. We are currently reviewing the requirements of the health care reform law enacted by Congress in March 2010. Many of the requirements under the new health care reform law have not yet been finalized. As such, we are continuing to monitor the potential impacts of this new law on our business.

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

We are subject to federal and state environmental regulations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2010, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

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

We have a significant number of hourly restaurant team members that receive income from gratuities. We have elected to voluntarily participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue

Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or under reported tips.

TEAM MEMBERS

At March 4, 2011, we employed approximately 12,100 team members at our 103 restaurants. Most of our team members are part-time team members in our restaurant operations. We also employed approximately 130 team members at our home office and in our field supervision organization. We believe that we maintain favorable relations with our team members. Currently, no unions or collective bargaining arrangements are in place at our Company.

INSURANCE

We maintain workers’ compensation, general liability, property insurance and other insurance coverage with deductibles and limits that we believe are currently appropriate for our operations. However, we are self-insured for a portion of our team member workers’ compensation program and our general liability program. We maintain coverage with a third party insurer to limit our total exposure for these programs. There is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits, or that we can continue to obtain and maintain such insurance at all or that our premium costs will not rise to an extent that they adversely affect our ability to economically obtain or maintain such insurance. While we also carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business. See “Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances” in “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

TRADEMARKS AND COPYRIGHTS

Our domestically-registered trademarks and service marks include, among others, the word mark “BJ’s Chicago Pizzeria,” and our stylized logo, displaying the name “BJ’s.” In addition, among others, we have registered the word marks “BJ’s Restaurant & Brewery,” “BJ’s Restaurant & Brewhouse” and “BJ’s Pizza & Grill” for our restaurant services; “Harvest Hefeweizen,” “BJ’s Jeremiah Red,” “BJ’s P.M. Porter,” “Brewhouse Blonde,” “Dim Wit,” “Half Wit,” “Nit Wit,” “Owen’s IPA,” “Pooks,” “Piranha,” “Nutty Brewnette,” “Tatonka”, “LightSwitch,” “Abbey Normal” and “Berry Burst Cider” for our proprietary beers and ciders; “Great White” for our proprietary pizza; “Together At Last!” for our proprietary appetizer, “Pizookie” for our proprietary dessert and “Wow, I Love This Place” for our proprietary motto. We have registered all of these marks with the United States Patent and Trademark Office. Additional trademark applications are pending. We have also registered our ownership of the internet domain name “www.bjsrestaurants.com” and other internet domain names. We have applications to register several of our marks pending in a number of foreign countries. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concepts. However, there are other restaurants and retailers that use the name “BJ’s” in some form or fashion throughout the United States. We have in the past protected, and expect and intend to continue to vigorously protect, our proprietary rights. We cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and senior management team members as of March 4, 2011:

Name	Age	Position
Gerald W. Deitchle	59	Chairman, President and Chief Executive Officer
Gregory S. Levin	43	Executive Vice President, Chief Financial Officer and Secretary
Gregory S. Lynds	49	Executive Vice President and Chief Development Officer
Wayne L. Jones	51	Executive Vice President and Chief Restaurant Operations Officer
John D. Allegretto	47	Chief Supply Chain Officer
Matthew D. Hood	41	Chief Marketing Officer
John A. Johnson	49	Chief Information Officer
Kendra D. Miller	36	Senior Vice President and General Counsel
Alexander M. Puchner	49	Senior Vice President, Brewing Operations
Lon F. Ledwith	53	Senior Vice President, Operations Talent Development
Christopher P. Pinsak	46	Senior Regional Vice President of Operations

GERALD (“JERRY”) W. DEITCHLE has served as our President and Chief Executive Officer of the Company since February 2005 and a member of the Company’s Board of Directors since November 2004. In June 2008, Mr. Deitchle was unanimously elected by the Board of Directors to the additional post of Chairman of the Board. From April 2004 to January 2005, Mr. Deitchle served as President, Chief Operating Officer and a director of Fired Up, Inc., a privately held company that owns, operates and franchises the Carino’s Italian restaurant concept. From 1995 to 2004, he was a member of the executive management team at The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants with his last position as corporate President. From 1984 to 1995, he was employed by the parent company of Long John Silver’s restaurants, with his last position as Executive Vice President.

GREGORY S. LEVIN has served as the Company’s Chief Financial Officer since September 2005 and was promoted to Executive Vice President in October 2007 and Secretary in June 2008. From February 2004 to August 2005, Mr. Levin served as Chief Financial Officer and Secretary of SB Restaurant Company, a privately held company that operates the Elephant Bar Restaurants. From 1996 to 2004, Mr. Levin was employed by publicly-held California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President, Chief Financial Officer and Secretary. Earlier in his career, he served as an audit manager with Ernst & Young LLP.

GREGORY S. LYNDS has served as the Company’s Chief Development Officer since July 2003 and was promoted to Executive Vice President in October 2007. Prior to joining the Company, Mr. Lynds served as a director of real estate for Darden Restaurants, Inc., the largest casual dining company in America. Prior to joining Darden, Mr. Lynds served as Vice President of Real Estate and Development for Wilshire Restaurant Group (Marie Callender’s and East Side Mario’s) and was a partner responsible for expanding the Mimi’s Café brand.

WAYNE L. JONES has served as the Company’s Executive Vice President and Chief Restaurant Operations Officer since June 2009. Prior to joining the Company, Mr. Jones was employed for 19 years at The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants. During his long tenure at The Cheesecake Factory, Mr. Jones served in progressively responsible restaurant management and leadership positions including restaurant general manager, area director and regional vice president, with his last position as Vice President, Operations Analysis on the corporate staff.

JOHN D. ALLEGRETTO has served as our Chief Supply Chain Officer for the Company since July 2005. Prior to joining the Company, Mr. Allegretto served as Vice President of Supply Chain Management for Pick Up Stix Restaurants and Cal-International Foods, Inc. from March 2003 to June 2005. Prior to that, Mr. Allegretto was employed by The Walt Disney Company as a director in their Strategic Sourcing Group from October 1997 to February 2003.

MATTHEW D. HOOD has served as our Chief Marketing Officer of the Company since July 1, 2008. Prior to joining the Company, Mr. Hood served as a marketing and strategy consultant to the restaurant industry, and also served as the national restaurant brand consultant for Google, Inc. From 2002 to 2006, Mr. Hood was employed by Fired Up, Inc., owner and operator of the Carino’s Italian restaurant concept, with his last position as Senior Vice President, Marketing and Brand Development. Prior to that, Mr. Hood served as a marketing manager for Brinker International, which owns and operates the Chili’s Grill and Bar casual dining concepts.

JOHN A. JOHNSON was appointed to the newly-created position of Chief Information Officer (“CIO”) of the Company effective October 18, 2010. Prior to joining the Company, Mr. Johnson was employed for eight years at P.F. Chang’s China Bistro, Inc., operator of the P.F. Chang’s China Bistro and Pei Wei Asian Diner restaurants, with his last position as their CIO. Prior to that, Mr. Johnson was employed by Papa John’s International, Inc., operator and franchisor of the Papa John’s Pizza chain, as Director of Information Services.

KENDRA D. MILLER was appointed to the newly-created position of Senior Vice President and General Counsel of the Company effective March 2, 2011. From August 2008 to February 2011, Ms. Miller practiced law as a partner at the international law firm of Crowell & Moring LLP in Irvine, California. From January 2001 to August 2008, she was employed by Carlton, DiSante & Freudenberger LLP where she became a partner in January 2008. From September 1999 to December 2000, she practiced law at Paul, Hastings, Janofsky & Walker LLP in Los Angeles, California. In her private practice, she litigated on behalf of and counseled numerous restaurant chains on employment law and business matters.

ALEXANDER M. PUCHNER has served as Senior Vice President of Brewing Operations for the Company since 1996. From 1993 to 1995, Mr. Puchner was a founder and brewmaster for a number of southern California-based brewpubs, including Laguna Beach Brewing Co., Huntington Beach Beer Co., Newport Beach Brewing Co. and Westwood Brewing Co. From 1988 to 1993, Mr. Puchner served as a product manager for Aviva Sports/Mattel Inc. and as a marketing research manager for Mattel Inc. Mr. Puchner has been a nationally certified beer judge since 1990.

LON F. LEDWITH has served as Senior Vice President of Operations Talent Development for the Company since January 2010. Prior to this responsibility within the Company, Mr. Ledwith served as the Company’s Senior Vice President of Restaurant Operations from April 2006 to December 2009 and as Vice President of Operations since February 2004 to March 2006. From July 1981 to November 2003, Mr. Ledwith was employed by Brinker International, Inc., with his last position as a Regional Vice President of the Chili’s Grill & Bar concept.

CHRISTOPHER P. PINSAK has served as Senior Regional Vice President of Operations for the Company since January 2011. Prior to this responsibility within the Company, Mr. Pinsak served as Regional Vice President of Operations from July 2005 to December 2010 and as a Director of Operations from November 2004 to July 2005. Prior to joining the Company, Mr. Pinsak served as Operations Director for Wood Ranch BBQ & Grill, Inc., the operators of Wood Ranch BBQ restaurants in Southern California from 2001 to October 2004. Mr. Pinsak began his restaurant career at Brinker International, Inc., and served for 14 years in progressively responsible restaurant management and leadership positions, including restaurant general manager and area director for the Chili’s Grill and Bar concept.

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

Our success depends substantially on the favorable image, credibility and value of the BJ’s brand and our reputation for offering guests a higher quality, more differentiated total dining experience at a good value.

The successful operation of the BJ’s restaurant concept and the execution of our national expansion plan are highly dependent upon our BJ’s ability to remain relevant to consumers and a brand they trust. We believe that we have built a strong reputation for the quality and differentiation of BJ’s menu and beverage offerings as integral components of the total dining experience that guests enjoy in our restaurants. We believe that we must continue to protect, enhance and evolve the BJ’s brand to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for the BJ’s brand could significantly reduce its value. If consumers perceive or experience any reduction in our food or beverage quality, service or facility ambiance, or in any way believe we failed to deliver a consistently positive dining experience, the value of the BJ’s brand and our entire Company could be impaired.

Deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.

Our country is currently operating in a very difficult and volatile environment for consumer discretionary spending, and we believe this operating environment will continue through at least 2011. The ongoing impacts of the housing crisis, high unemployment and weaker-than- anticipated job creation, coupled with the current turmoil in many oil-producing countries in the Middle East and North Africa, may further exacerbate current economic conditions. As such, our restaurant guests may remain apprehensive about their job security, their personal asset values and the overall economy and further constrain their level of discretionary spending and have less money for discretionary spending as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, increased food and commodity costs, higher interest rates, higher taxes, reduced access to credit and lower home prices. Any resulting decreases in guest traffic or the average expenditure per guest will negatively impact our financial results, since reduced sales result in the deleveraging of the fixed and semi-fixed costs in our operations and thereby cause downward pressure on our operating profits and margins. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

Moreover, our restaurants are primarily located near high consumer activity areas such as regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. We depend in large part on a high volume of visitors to these centers to attract guests to our restaurants. A decline in development or in visitors to these centers near our restaurants could negatively affect our sales. As a result, decreased cash flow generated from our established restaurants may adversely affect our ability to fund our expansion plans and therefore result in a deceleration of the number and timing of restaurant openings.

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

A critical factor in our future success is our ability to expand our restaurant operations successfully, which will depend in large part on our ability to open new restaurants in a profitable manner. We anticipate that our new restaurants will generally take several months or even longer to reach targeted productivity levels due to the inefficiencies typically associated with new restaurants, including lack of initial market and consumer awareness, the need to hire and train sufficient management and restaurant personnel and other factors. The opening of new restaurants can also have either an expected or an unintended effect on sales levels at existing restaurants. We cannot guarantee that any restaurant we open will obtain operating results similar to those of our existing restaurants. If we are unable to open and operate new restaurants successfully, our growth rate and our results of operations would be adversely affected. Our expansion plans could also be impacted by the delay or cancellation of potential new sites by developers and landlords, which may become more common during the next couple of years as a result of the current economic environment and tight credit markets.

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

Some of our new restaurants are planned for new markets where we have little or no operating experience. New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may be less successful than restaurants in our existing markets. Consumers in a new market will typically not be familiar with the BJ’s brand. We also may find it more difficult to hire, motivate and retain qualified team members in new markets. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in our existing markets, and may have higher construction, occupancy or operating costs than restaurants in existing markets. Sales at restaurants opened in new markets may take longer to achieve margins more typical of mature restaurants in existing markets or may never achieve these targeted margins thereby affecting our overall profitability. As we expand into new markets and geographic territories, our operating cost structures may not replicate our experience in existing markets. Because there will initially be fewer restaurants in a given market, our ability to optimally leverage our field supervision, marketing and supply chain resources will be limited for a period of time. Further, our overall new restaurant development and operating costs may increase due to more lengthy geographic distances between restaurants resulting in higher purchasing, preopening, labor, transportation and supervision costs. The performance of restaurants in new markets will often be less predictable. New restaurants may not have similar results as our existing restaurants and may not be as profitable.

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

Our ability to continue to successfully grow our business depends, in part, on the availability of adequate capital to finance the development of additional new restaurants and other growth-related expenses. Changes in our operating plans, acceleration of our expansion plans, a decision to acquire another restaurant concept, lower than anticipated revenues, unanticipated and/or uncontrollable events in the capital or credit markets that impact our liquidity, lower than anticipated tenant improvement allowances offered by landlords, increased expenses or other events, including those described in this Annual Report on Form 10-K, may cause us to seek additional debt or equity financing on an accelerated basis in the event our cash flow from operations is insufficient. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could adversely affect our growth and other plans, as well as our financial condition. Additional equity financing, if available, may be dilutive to the holders of our common stock and adversely affect the price of our common stock. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. In addition, disruptions in the global credit and equity markets, including unanticipated and/or uncontrollable events in the capital or credit markets, may have an adverse effect on our liquidity and our ability to raise additional capital if and when required.

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

Deterioration in general economic conditions could result in our landlords being unable to obtain financing or remain in good standing under their existing financing arrangements which could result in their failure to satisfy obligations to us under leases, including failures to fund or reimburse agreed-upon tenant improvement allowances. Any such failure could adversely impact our operations. In addition, our restaurants are generally located in retail developments with nationally recognized co-tenants, which help increase overall guest traffic into those retail developments. If these developments experience high vacancy rates, we could experience decreases in guest traffic. As a result, our results of operations could be adversely affected. The credit and lending industry continue to be restrictive. Lenders are taking a more active role in reviewing tenant leases and prospective tenancies and have been more restrictive in approving tenancies and financing. This may affect our ability to lease sites at as favorable terms as we have received in the past.

We believe that some of our landlords have filed for protection under Chapter 11 of the United States Bankruptcy Code during the past few years. While as of the date of filing of this report, none of our leases have been rejected in the bankruptcy proceedings, and we have not received any indications that our occupancy rights will be disturbed by any of these proceedings, we cannot be certain that such proceedings will not impact us in the future. In addition, if these landlords (and others who have not filed for bankruptcy protection to date) are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers.

Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated revenues and financial results, including a potential impairment of the long-lived assets of certain restaurants.

As of March 4, 2011, 36 of our 103 restaurants were opened within the last three fiscal years, including one opened, thus far, in fiscal 2011. The results achieved by these newer restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. There can be no assurance that any new restaurant that we open will have similar operating results to those of prior restaurants. Our newer restaurants typically take several months, or even longer, to reach targeted levels of productivity due to inefficiencies typically associated with new restaurants. Accordingly, incremental sales from newly-opened restaurants generally do not make a significant contribution to our total operating profits in their initial months of operation. We make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets in accordance with generally accepted accounting principles. An impairment charge is required when the carrying value of the asset exceeds the estimated fair value or undiscounted future cash flows of the asset. The projection of future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, charges for asset impairments may be required in the future. If impairment charges are significant, our results of operations could be adversely affected.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue opening new restaurants and currently expect to open 12 to 13 new restaurants during 2011. We may also consider the internal development or acquisition of additional restaurant concepts in the future, and we may also evaluate potential joint ventures to supplement our pace of expansion. Our continued expansion will increase demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

Our decision to reduce openings or accelerate the pace of openings may positively or adversely affect our comparative financial performance.

Our opening costs continue to be significant and the amount incurred in any one year or quarter is dependent on the number of restaurants expected to be opened during that time period. As such, our decision to either decrease or increase the rate of openings may have a significant impact on our financial performance for that period of time being measured. Therefore, if we decide to reduce our openings, our comparable opening costs will be lower and the affect on our comparative financial performance will be favorable. Conversely, if the rate at which we develop and open new restaurants is increased to higher levels in the future, the resulting increase in opening costs will have an unfavorable short-term impact on our comparative financial performance.

Our recent trends in average restaurant sales or our trends in comparable restaurant sales may not be indicative of future trends or future operating results.

Our recent average restaurant sales and comparable restaurant sales trends may not be indicative of future trends or future operating results. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•	our ability to execute our business strategy effectively;
•	our ability to execute productively and efficiently within the “four walls” of each restaurant;
•	our menu pricing strategy;

•	initial sales performance by new restaurants;
•	the timing of new restaurant openings and related expenses;
•	changing demographics, consumer tastes or discretionary spending;
•	our ability to develop restaurants in geographic locations that do not compete with or otherwise adversely affect the sales of our existing restaurants;
•	overall brand awareness in new markets or existing markets where we may develop new restaurants;
•	maturation of the casual dining segment;
•	levels of competition in one or more of our markets; and,
•	general economic conditions, credit markets and consumer confidence.

Adverse changes in our average restaurant revenues and comparable restaurant sales could have an adverse affect on our common stock or increase the volatility of the price of our common stock.

Our menu development and marketing programs may not be successful.

We expect to continue investing in certain menu, marketing and merchandising initiatives that are intended to attract and retain guests for our restaurants. Not all of such initiatives may prove to be successful and may thereby result in incremental expenses incurred without the benefit of higher revenues, or may result in other unfavorable economic consequences. Additionally, if our competitors were to increase their spending on menu development and marketing initiatives, or if our menu and marketing initiatives were to be less effective than those of our competitors, we could experience a material adverse effect on our results of operations.

We have experienced significant increases in the costs for certain food, labor, energy and supply items in the past, and we may be unable to successfully and sufficiently raise menu prices to offset rising costs and expenses.

In the past, we have experienced dramatic increases in prices of certain commodities necessary for our restaurant and brewery operations, including increased costs for food, commodities, minimum wage, team member benefits, insurance arrangements, construction, energy and other costs. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms up to one year in some cases, for many of our commodity requirements. However, it may not be possible for us to enter into as many fixed-price contracts for an entire fiscal year for many of our food commodity requirements due to the recent volatility in the worldwide markets for such commodities. Additionally, we utilize menu price increases to help offset the increased cost of our commodities and other costs. However, there is no guarantee that our menu price increases will be accepted by our guests. If our costs do not stabilize, our operating margins and results of operations will be adversely affected if we are unable to increase our menu prices to offset such increased costs.

Our future operating results may fluctuate significantly due to our relatively small number of existing restaurants and the expenses required to open new restaurants.

As of March 4, 2011, we operated 103 restaurants, of which 10 opened during the last 12 months. The capital resources required to develop each new restaurant are significant. We estimate that the gross cash outlay to open a new BJ’s restaurant on leased ground, excluding any tenant allowance for which we may or may not obtain depending on each new restaurant project, currently ranges from $4.5 million to $5.5 million, inclusive of preopening expenses (which average approximately $500,000, including preopening rent). Actual costs may vary significantly depending upon a variety of factors, including the site type, the square footage and layout of each restaurant, and conditions in the local real estate market. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant and the average restaurant revenues of our new restaurants may cause our results of operations to fluctuate significantly. Moreover, due to our relatively small base of existing restaurants, poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could adversely affect our entire business, making the investment risks related to any one location much greater than those associated with many other larger, well-established restaurant chains.

Our inability to renew existing leases on favorable terms may adversely affect our results of operations.

As of March 4, 2011, 99 of our 103 restaurants are located on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent that is subject to regional cost-of-living increases, and other leases include base rent with specified periodic increases. Other leases are subject to renewal at fair market value, which could involve substantial increases. Additionally, many leases require contingent rent based on a percentage of gross sales. We currently have two restaurant leases that will expire during the next 12 months, and we are currently evaluating the desirability of renewing these leases. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.

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

As of March 4, 2011, 51 of our 103 restaurants were located in the state of California and 21 of our 103 restaurants were located in Texas. Additionally, another 18 of our restaurants were located in other Western states (i.e., Arizona, Nevada, Colorado, Oregon and Washington). In recent years, California, Arizona and Nevada have been more negatively impacted by the housing downturn, unemployment levels and the overall economic slowdown than most other geographic areas. Many states and municipalities in which our restaurants are located are experiencing severe revenue shortfalls and ongoing budget shortfalls. The ultimate resolution of these issues cannot be predicted at this time. Additionally, changes in state and municipal-level regulatory requirements, such as changes to California’s minimum wage rate, income and other taxes as well as mandatory healthcare coverage in some California cities where we may operate or desire to operate restaurants, may adversely impact our financial results. Unemployment levels and home foreclosures currently remain higher than the national average in several of the Western states that we operate restaurants, including California and Nevada, which impact the discretionary spending of consumers in those states. Additionally, we believe that California is subject to a greater risk for earthquakes, fires, water shortages, energy fluctuations and other natural and man-made disasters than most other states.

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

As a result of the current economic environment, restaurant consumers are more highly focused on value. If other restaurants are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our guest traffic levels may suffer which would adversely impact our revenues and profitability. In addition, with improving product offerings at “fast-casual” restaurants, quick-service restaurants and grocery stores, consumers may choose to trade down to these alternatives, which could also negatively affect our financial results.

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

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include regulations that impact the ingredients and nutritional content of the food and beverages offered by us. For example, several municipalities and states have approved restrictions on the use of trans-fats by restaurants. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer demand and have an adverse impact on our results of operations. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers.

Over the past several years alcoholic beverages have comprised approximately 22% or more of our restaurant sales. The gross profit margin on our sales of alcoholic beverages is generally higher than our gross profit margin on sales of food items. Additionally, approximately 10% of our sales over the last several years have consisted of our craft beers. The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed, or that there may be renewed efforts to impose increased excise or other taxes on beer or alcohol related items sold in the United States. If beer or alcohol consumption in general were to come into disfavor among domestic drinkers, or if the domestic beer industry were subjected to significant additional governmental regulations, our sales and profits could be adversely affected.

Health concerns arising from outbreaks of flu viruses or other diseases, or regional or global health pandemics, could severely affect our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, Avian Flu or “SARS,” and H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product. For example, health concerns relating to the consumption of beef or to specific events such as the outbreak of “mad cow disease” may adversely impact sales of our beef-related menu items. In addition, public concern over “avian flu” may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our guests. If we change our menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to sufficiently attract new guests to produce the revenue needed to restore the profitability of our restaurant operations. We also may generate different or additional competitors for our intended guests as a result of such a menu change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact, our team members or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also could be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

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

The good reputation of our restaurants is a key factor to the success of our business. Incidents that occur at any of our restaurants, or at restaurants operated by other foodservice providers or generally in the food supply chain, could be damaging to the restaurant industry overall, may specifically harm our brand and reputation and may quickly result in negative publicity for us, which could adversely affect our reputation and popularity with our guests. In addition, negative publicity resulting from poor food quality, illness, injury, food tampering or other health concerns, whether related to one of our restaurants, to the restaurant industry in general, or to the beef, seafood, poultry or produce industries in general (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, hepatitis A, avian flu, salmonella, and other food-borne illnesses), or operating problems related to one or more of our restaurants, could adversely affect sales for all of our restaurants and make our brand and menu offerings less appealing to consumers. If our restaurant guests or team members become ill from food-borne illnesses, we could be forced to temporarily close the affected restaurants.

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

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our supply chain department negotiates prices for all of our ingredients and supplies through either contracts (with terms of one month up to one year, or longer in a few cases), spot market purchases or commodity pricing formulas. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows from operations. We also have a single or a limited number of suppliers for certain of our commodity and supply items. Accordingly, supply chain risk could increase our costs and limit the availability of some products that are critical to our restaurant and brewing operations.

The overall cost environment for food commodities in general has and may continue to be volatile primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. Commodity prices for key agricultural commodities such as corn, wheat, and soybeans have been extremely volatile. The availabilities and prices of food commodities are also influenced by increased energy prices, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, and other issues. Virtually all commodities purchased and used in the restaurant industry—meats, grains, oils, dairy products, and energy — have varying amounts of inherent price volatility associated with them. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants and breweries, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control. In addition, raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar and increases in local demand, which may increase our costs and negatively impact our profitability.

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

We currently depend on national and regional food distribution service companies, as well as other food manufacturers and suppliers, to provide food and beverage products to all of our restaurants. We also rely on contract brewers to provide us with beer for many of our restaurants. The operations of our distributors, suppliers and contract brewers are subject to risks including labor disputes, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable products. Additionally, under the “force majeure” provisions in most of our agreements with suppliers, certain unexpected and disruptive events may excuse a supplier from performing. If our distributors, suppliers and contract brewers cease doing business with us, or cannot make a scheduled delivery to us, or are unable to obtain credit in a tightened credit market or experience other issues, we could experience short-term product supply shortages in some or all of our restaurants and could be required to purchase food, beer and beverage products from alternate suppliers at higher prices. We may also be forced to temporarily remove popular items from the menu offering of our restaurants. If alternative suppliers cannot meet our current product specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, guest patronage, revenues and results of operations, could be adversely affected.

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

Pursuant to various laws and regulations, the majority of our proprietary beer must be distributed to our restaurants through independent wholesale beer distributors, whether we produce the beer or it is produced by contract brewers. Although we currently have arrangements with a sufficient number of beer distributors in all markets where we operate restaurants, our continued national expansion will require us to enter into agreements with additional beer distributors. No assurance can be given that we will be able to maintain or secure additional beer distributors on terms favorable to us. Changes in control or ownership of the participants in our current beer distribution network could lead to less willingness on the part of certain distributors to carry our proprietary beer. Our beer distribution agreements are generally terminable by the distributor on short notice. While these beer distribution agreements contain provisions regarding our enforcement and termination rights, some state laws prohibit us from readily exercising these contractual rights. Our ability to maintain our existing beer distribution agreements may also be adversely affected by the fact that many of our distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If our existing beer distribution agreements are terminated, we may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the delivered cost of beer to our restaurants.

Failure to protect our trademarks, service marks, trade secrets or other intellectual property could adversely affect our business.

Our business prospects depend in part on our ability to develop favorable consumer recognition of our brands, including the BJ’s Restaurants name in particular. Although BJ’s is a federally registered trademark, there are many other retailers, restaurants and other types of businesses using the name “BJ’s” in some form or fashion throughout the United States. While we intend to aggressively protect and defend our trademarks, service marks, trade dress, trade secrets or other intellectual property, particularly with respect to their use in our restaurant and brewing operations, they could be imitated or appropriated in ways that we cannot prevent. Alternatively, third parties may attempt to cause us to change our trademarks, service marks or trade dress or not operate in a certain geographic region or regions if our names are deemed confusingly similar to their prior trademarks, service marks or trade dress. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do not maintain confidentiality and non-competition agreements with all of our team members or suppliers. Moreover, even with respect to the confidentiality and non-competition agreements we have, we cannot assure you that those agreements will not be breached, that they will provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how or recipes, the appeal of our restaurants could be reduced and our business could be harmed.

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

We apply for our liquor and brewing licenses with the advice of outside legal and licensing consultants. Generally, our brewery restaurants are licensed as retailers with limited privileges to brew beer on the restaurant premises, and we do not have the same privileges as a microbrewery. Other restrictions imposed by law may prevent us from operating both brewery restaurants and non-brewery restaurants in some states. We are at risk that a state’s regulations concerning brewery restaurants or the interpretation of these regulations may change. Because of the many and various state and federal licensing and permitting requirements, there is a significant risk that one or more regulatory agencies could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within its jurisdiction. Even after the issuance of our licenses, our operations could be subject to differing interpretations of the “tied house laws” and the requirements of the “three tier system” of liquor distribution in any jurisdiction that we conduct business. Any such changes in interpretation may adversely impact our current model of brewing beer or supplying beer, or both, to our restaurants in that state, and could also cause us to lose, either temporarily or permanently, the licenses, permits and registrations necessary to conduct our restaurant operations, and subject us to fines and penalties.

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

Our proprietary handcrafted beer is a key factor in the success of our business. Each year, our brewery operations department forecasts our annual beer requirements based on our current restaurant requirements and expansion plans and determines our brewery production. Additionally, in certain states we are either legally required or choose to arrange for contract brewers to brew our beer using our proprietary recipes. During 2011, we expect to utilize as many as three to four contract brewers to produce as much as 70% of the proprietary beer requirements for our restaurants. The remainder will be produced by our in-house brewery operations. We intend to gradually increase the percentage of beer produced by contract brewers over time, based on demonstrated qualitative and economic advantages of doing so. However, there are risks associated with increasing our dependence on contract brewers. If our contract brewers cease doing business with us, or cannot make a scheduled delivery to us because of a supply chain or production disruption or other issues, or if we cannot otherwise satisfy our internal brewing requirements, we could experience short-term supply shortages in some or all of our restaurants which may result in a loss of revenue. Additionally, if these contract brewers cease doing business with us we could be required to purchase or brew our own beer at higher costs to us, or we may not be able to sell our proprietary beer at all, until we are able to secure an alternative supply source. If our contract brewers fail to adhere to our proprietary recipe and brewing specifications, the consistency and quality of beer offerings, and thus our reputation, guest patronage, revenues and results of operations, could be adversely affected. The above risk factors also apply to the supply of our proprietary handcrafted root beer and other sodas, which are currently produced by an outside third-party contractor.

From time to time, we or our contract brewers may also experience shortages of kegs necessary to distribute our draft beer and proprietary handcrafted sodas. We distribute our draft beer and proprietary handcrafted sodas in kegs that are owned by us as well as leased from third-party vendors. We are also responsible for providing kegs to the contract brewers and outside soda producer that produce our proprietary beers and sodas.

Government laws and regulations affecting the operation of our restaurants, including those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wage, health, nutritional and immigration requirements could increase our operating costs and restrict our growth.

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

In addition, various federal and state labor laws govern our relationship with our team members and affect our operating costs. These laws include minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, citizenship requirements and other employment taxes. In particular, we are subject to the regulations of the ICE branch of the United States Department of Homeland Security. Changes to these aforementioned laws or other employment laws or regulations, could adversely affect our operating results and thus restrict our growth, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence, mandated health benefits, increased tax reporting and tax payment requirements for team members who receive gratuities, a reduction in the number of states that allow tips to be credited toward minimum wage requirements and increased team member litigation, including claims relating to the Fair Labor Standards Act.

In addition, some states in which we operate have adopted immigration employment protection laws. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our team members may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. Although we require all of our team members to provide us with the government-specified documentation evidencing their employment eligibility, some of our team members may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions.

In March 2010, Congress passed the health care reform act requiring employers provide health insurance for all of their team members as well as certain other rules and regulations including federally mandated menu labeling laws. Additionally, from time to time various states and municipalities consider other proposals regarding health insurance or menu labeling or menu ingredient regulation. We continue to evaluate the potential impacts of the health care reform law on our business, and we intend to accommodate various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the incremental costs associated with our compliance. The imposition of any requirement that we provide health insurance benefits to team members that are more extensive than the health insurance benefits we currently provide could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. We do not expect to incur any material costs from compliance with the provision of the health care law requiring disclosure of calories and other nutritional information on our menus, but we cannot yet anticipate any changes in guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations.

Potential changes in labor laws, including the possible passage of all or parts of the proposed Employee Free Choice Act (“EFCA”), could result in portions of our workforce being subjected to greater organized labor influence. Although we do not currently have any union team members, EFCA or similar labor legislation could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our ability to service our guests.

Additionally, some states, counties and cities have enacted menu labeling laws which are separate of the federally mandated menu labeling law that is part of the recently enacted health care reform act. Non-compliance with these laws could result in the imposition of fines and/or the closure of restaurants. We could also be subject to lawsuits that claim our non-compliance. These menu labeling laws could also result in changing consumer preferences which may adversely affect our results of operations and financial position. We may not be able to adequately adapt our menu offerings to keep pace with developments in current consumer preferences related to nutrition, which may adversely impact our sales.

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

We purchase comprehensive insurance coverage, including workers’ compensation, general liability, directors’ and officers’ liability, employment practices, fire and extended coverage and property insurance with coverage levels that we consider appropriate, based on the advice of our outside insurance and risk management advisors. However, such insurance is subject to limitations, including deductibles, exclusions and maximum liabilities covered. The cost of workers’ compensation insurance, general liability insurance and directors and officers’ liability insurance fluctuates based on market conditions and availability as well as our historical trends. Moreover, there are certain types of losses that may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane and flood losses and certain employment practices. If such a loss should occur, we would, to the extent that we were not covered for such loss by insurance, suffer a loss of the capital invested, as well as anticipated profits and cash flow from such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business, to expand our operations or to develop additional restaurants. There is no assurance that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect us or our ability to economically obtain or maintain such insurance.

We self-insure a substantial portion of our workers’ compensation and general liability costs, and unfavorable changes in trends could have a negative impact on our profitability. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase. These increases, as well as potential federal and state legislation requirements for employers to provide health insurance to team members, could have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

Labor shortages or increases in labor costs could slow our growth or adversely affect our business.

The future success of our expansion plan, as well as our core established restaurant operations, largely depends in part on our ability to attract, motivate and retain a sufficient number of qualified management and other team members, including qualified and experienced restaurant managers and kitchen managers necessary to correctly and consistently execute in our restaurants. If we are unable to recruit and retain a sufficient number of qualified restaurant managers, our business and our growth could be adversely affected. Competition for qualified restaurant managers and other restaurant team members remain intense and could require us to pay higher wages and benefits, which would result in higher labor costs. Our ability to attract and retain qualified management and restaurant operating personnel may be harmed if we are unable to offer competitive cash and other compensation, including equity awards. Our ability to offer equity awards in the future may be limited or nonexistent if our shareholders do not approve future increases in the number of shares available for grant under our 2005 Equity Incentive Plan. If that were to occur, we would likely consider the implementation of replacement incentives, such as increased short and long-term cash-based incentives or other similar compensation arrangements to prevent a loss of executives and other team members and to continue to attract high caliber executives and team members for our future needs. Should this happen, we could face higher compensation costs, which could adversely affect our financial results.

In addition, we have a substantial number of hourly team members who are paid the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages or decreases in tip credits would increase our labor costs. We may be unable to increase our prices in order to pass these increased labor costs on to our guests, in which case our profitability would be adversely affected.

Litigation could have a material adverse effect on our business.

Our business is subject to the risk of litigation by employees, guests, suppliers, shareholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; violation of “dram shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party); trademark infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our brands, regardless of whether the allegations are valid or we ultimately are found liable. Litigation could impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, could adversely affect employee acquisition and retention. Also, some employment related claims in the area of wage and hour disputes are not insurable risks. We also are subject to claims and disputes from landlords under our leases, which could lead to litigation or a threatened or actual lease termination. Litigation of any nature may be expensive to defend and may divert money and management’s attention from our operations and adversely affect our financial condition and results of operations.

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

The occurrence of natural disasters, such as fires, hurricanes, freezing weather or earthquakes (particularly in California where our centralized operating systems and home office administrative personnel are located) could unfavorably affect our operations and financial performance. Such events could result in physical damage to one or more of our restaurants; the temporary or permanent closure of one or more of our restaurants or home office; the temporary lack of an adequate work force in an affected geographical trade area; the temporary or long-term disruption in the supply of food, beverages, beer and other products to our restaurants; the temporary disruption of electric, water, sewer and waste disposal services necessary for our restaurants to operate; and/or, the temporary reduction in the availability of certain products in our restaurants.

Future changes in financial accounting standards may significantly change our reported results of operations.

The Financial Accounting Standards Board (“FASB”) is continuing to focus on several broad-based convergence projects. Final standards on accounting for financial instruments, revenue recognition and leases, among others, are expected in 2011. The scope and breadth of these proposals are unprecedented; each of these projects could have a significant effect on our Company.

In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in generally accepted accounting principles (“GAAP”) for leases. While the Exposure Draft addresses new financial accounting rules for both lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for our 99 leased restaurants are accounted for as operating leases, with no related assets and liabilities on our balance sheet. While no fixed date has been determined for the issuance of the final standard, it is generally expected that the final standard will be issued by late 2011. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

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

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, our stock price can be influenced by trading activity in our common stock or trading activity in derivative instruments with respect to our common stock as a result of market commentary (including commentary that may be unreliable or incomplete in some cases); changes in expectations about our business, our creditworthiness or investor confidence generally; actions by shareholders and others seeking to influence our business strategies; portfolio transactions in our stock by significant shareholders; or trading activity that results from the ordinary course rebalancing of stock indices in which our Company’s stock may be included.

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

We rely heavily on electronic information systems in all aspects of our operations, including (but not limited to) point-of-sale transaction processing in our restaurants; efficient operation of our restaurant kitchens; management of our inventories and overall supply chain; collection of cash; payment of payroll and other obligations; and, various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of our in-house information systems and those technology services and systems that we contract for from third parties. Our electronic information systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our team members. The failure of any of these systems to operate effectively, any problems with their maintenance, any issues with upgrades or transitions to replacement systems, or any breaches in data security could cause material interruptions to our operations. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that could result in adverse effects on operations and profits. Although we, with the help of third-party service providers and consultants, intend to maintain and upgrade our security technology and establish operational procedures to prevent such damage, breaches, or attacks, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Significant capital investments might be required to remediate any problems, infringements, misappropriations or other third party claims.

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

We accept electronic payment cards from our guests for payment in our restaurants. During 2010, approximately 70% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. We also receive and maintain certain personal information about our guests and team members. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our team members fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit cards as payment in our restaurants and on-line store depends on us remaining in compliance with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit card and other personal information. Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary systems and process changes.

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

We are subject to periodic audits and reviews by federal, state and local regulatory agencies related to our internal and contract brewing operations. We are particularly subject to extensive regulation at the federal, state and local levels. Permits, licenses and approvals necessary to the U.S. beer business are required from the Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department, state alcohol beverage regulatory agencies and local authorities in some jurisdictions. Compliance with these laws and regulations can be costly. We are routinely subject to new or modified laws and regulations for which we must comply in order to avoid fines and other penalties. From time to time, new laws and regulations are proposed that could affect the overall structure and effectiveness of the proprietary beer production and distribution model currently utilized by the Company. There is a risk that one or more regulatory agencies could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within its jurisdiction. Any such changes in interpretation may adversely impact our current model of brewing beer or supplying beer, or both, to our restaurants in that state, and could also cause us to lose, either temporarily or permanently, the licenses, permits and registrations necessary to conduct our restaurant operations, and subject us to fines and penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of March 4, 2011, we operated a total of 103 restaurants (consisting of six BJ’s Pizza & Grill restaurants, 86 BJ’s Restaurant & Brewhouses and 11 BJ’s Restaurant & Breweries, of which three are currently actively producing our proprietary beer in 13 states, as follows:

	BJ’s Pizza & Grill	BJ’s Restaurant & Brewhouse	BJ’s Restaurant & Brewery	Total
Arizona	–	5	1	6
California	5	40	6	51
Colorado	–	3	1	4
Florida	–	6	–	6
Indiana	–	1	–	1
Kentucky	–	1	–	1
Louisiana	–	1	–	1
Nevada	–	3	1	4
Ohio	–	2	–	2
Oklahoma	–	2	–	2
Oregon	1	–	1	2
Texas	–	20	1	21
Washington	–	2	–	2

	6	86	11	103

As of March 4, 2011, the average square footage of our restaurants was as follows:

	BJ’s Pizza & Grill	BJ’s Restaurant & Brewhouse	BJ’s Restaurant & Brewery
Arizona	–	8,020	8,800
California	2,622	8,227	10,788
Colorado	–	8,100	5,500
Florida	–	8,417	–
Indiana	–	8,500	–
Kentucky	–	9,000	–
Louisiana	–	9,000	–
Nevada	–	8,110	13,300
Ohio	–	8,750	–
Oklahoma	–	8,500	–
Oregon	4,350	–	7,930
Texas	–	8,256	10,710
Washington	–	9,500	–

Total Weighted Average	2,910	8,295	10,088

In fiscal 2010, we remodeled and expanded our downtown Huntington Beach, CA restaurant and re-opened it as a BJ’s Restaurant & Brewhouse location. In fiscal 2009, this restaurant was classified as a BJ’s Pizza & Grill location.

As of March 4, 2011, 99 of our 103 existing restaurants are located on leased properties. We own the underlying land for four of our existing restaurants. There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rental) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our home office is located in leased premises in Huntington Beach, California. The office lease expires in 2012.

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

The following paragraphs describe certain legal matters recently settled or pending:

Labor Related Matters

On February 5, 2004, a former team member of ours, on behalf of herself and allegedly other team members, filed a class action complaint in Los Angeles County, California, Superior Court, and on March 16, 2004, filed an amended complaint alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and, (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. On March 2, 2008, and again on March 19, 2008, one of plaintiff’s attorneys filed a notice with the California Labor and Workforce Development Agency, alleging failure to keep adequate pay records and to pay plaintiff minimum wage. To our knowledge, the Agency has not responded to either of these notices. In November 2008, the parties agreed to settle this matter subject to final approval from the arbitrator and confirmation from the court. The arbitrator approved the settlement and the arbitration in September 2010. The arbitrator signed a judgment that dismissed the arbitration in October 2010. The judgment was processed for final court confirmation and confirmed by the court, with a Notice of Entry entered in December 2010. The 60-day period for appealing the Court Order expired in February 2011 and, as a result, the administration of funding the settlement has commenced. The terms of this proposed settlement are not considered by us to be material to our consolidated financial position.

On April 6, 2009, a team member filed a class action complaint in Orange County, California, Superior Court on behalf of himself and allegedly other team members. The complaint alleges causes of action for failure to pay plaintiff and other alleged class members regular wages and overtime pay, failure to maintain the designated wage scale and secret payment of lower wages, the greater of actual damages or penalties for failure to provide accurate wage statements, and restitution of wages and injunction for violation of California Business and Professions Code. The complaint also seeks interest, attorneys’ fees and costs. On October 1, 2010, the court preliminarily approved a proposed settlement of this action as requested by the parties and set a final approval hearing for February 18, 2011. The 60-day period for appealing the Court Order and Judgment will expire on or about May 1, 2011. The terms of this proposed settlement are not considered by us to be material to our consolidated financial position.

On February 4, 2009, a team member, on behalf of himself and allegedly other team members filed a class action complaint in Fresno County, California, Superior Court, which complaint was served on us in the second quarter of 2009. The complaint alleges causes of action for failure to pay wages for on-call time, for violation of California Business and Professional Code and for penalties for unpaid wages. The complaint also seeks a constructive trust on money found unlawfully acquired, an injunction against failure to pay wages, restitution, interest, attorney’s fees and costs. On August 14, 2009, a first amended complaint was filed, in which two other team members joined the action as plaintiffs. An answer to the operative complaint, denying the allegations, has been filed and we are in the process of continuing discovery. We intend to vigorously defend our position in this action.

On August 25, 2009, a former team member of ours filed a lawsuit in Los Angeles County, California, Superior Court, on behalf of himself and allegedly other team members, namely our California restaurant assistant managers, kitchen managers and other managers. The complaint, as amended, alleges our California restaurant assistant managers are not exempt for compensation purposes and alleges causes of action for failure to pay overtime wages, failure to provide meal breaks and rest periods, failure to pay wages timely, penalties for unpaid wages, failure to provide accurate wage statements, failure to keep accurate payroll records, violation of California Business and Professions Code, and failure to reimburse class members for business expenses. The complaint also seeks unspecified damages, restitution, an injunction against unfair practices, interest, attorneys’ fees and costs. In January 2010, on our motion, the Court ordered the venue of the case moved to Orange County. The motion to transfer the case was granted. A second amended complaint was filed similar to the first amended complaint except stated in greater detail. We filed a demurrer and a motion to strike portions of the second amended complaint. As a result, the team member conceded on some of the issues raised and the court permitted him to file a third amended complaint. We have responded to the third amended complaint and intend to vigorously defend our position in this action.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock (symbol BJRI) trades on the NASDAQ Global Select Market. All stock prices are closing prices per the NASDAQ Global Select Market. On March 4, 2011, the closing price of our common stock was $36.75 per share. The table below shows our high and low common stock closing prices as reported by the NASDAQ Global Select Market.

	Common Stock
	High	Low
Fiscal year ended December 28, 2010
First Quarter	$24.31	$18.71
Second Quarter	$27.53	$22.11
Third Quarter	$28.84	$21.44
Fourth Quarter	$38.95	$28.16
Fiscal year ended December 29, 2009
First Quarter	$15.12	$9.10
Second Quarter	$17.89	$13.23
Third Quarter	$17.57	$14.66
Fourth Quarter	$19.03	$14.30

As of March 4, 2011, we had approximately 118 shareholders of record and we estimate that there were approximately 7,563 beneficial shareholders.

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

Stock-Based Compensation Plan Information

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to team members, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants and the remaining available shares for grant, including those shares related to option awards forfeited or terminated without exercise under the 1996 Stock Option Plan accrue to the 2005 Equity Incentive Plan. Both of these plans have been approved by our shareholders. On June 8, 2010, at our annual shareholder meeting, our shareholders approved an amended 2005 Equity Incentive Plan which, among other things, increased the number of shares available for issuance by 1,200,000 shares. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under these two plans as of December 28, 2010 (share numbers in thousands).

	Number of securities to be issued upon exercise of outstanding stock options and restricted stock units	Weighted average exercise price of outstanding stock options and restricted stock units	Number of securities remaining available for future issuance under stock-based compensation plans
Stock-based compensation plans approved by shareholders	2,708	$16.37	1,661
Stock-based compensation plans not approved by shareholders	–	$–	–

Dividend Policy and Stock Repurchases

We have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling and investing in our existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay dividends in the future, such payments would be at the discretion of the Board of Directors. We did not have any stock repurchases in fiscal 2010.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 28, 2010, are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Fiscal Year
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$513,860	$426,707	$374,076	$316,095	$238,928
Costs and expenses:
Cost of sales	126,078	106,484	94,412	80,374	61,420
Labor and benefits	178,199	149,075	131,328	111,031	83,292
Occupancy and operating	109,566	92,204	80,212	61,906	46,198
General and administrative	34,632	29,484	27,264	26,008	19,832
Depreciation and amortization	28,878	24,119	19,184	14,421	9,983
Restaurant opening	5,189	5,327	7,384	6,940	5,253
Loss on disposal of assets	1,164	312	855	2,004	–
Natural disaster and related	–	–	446	–	–
Legal settlements and terminations	–	–	2,086	–	–

Total costs and expenses	483,706	407,005	363,171	302,684	225,978
Income from operations	30,154	19,702	10,905	13,411	12,950
Other income (expense):
Interest income	124	292	1,824	3,314	1,724
Interest expense	(90)	(78)	(60)	(8)	(34)
Loss on investment settlement	–	(1,709)	–	–	–
Other income (expense), net	612	379	376	482	39

Total other income (expense)	646	(1,116)	2,140	3,788	1,729
Income before taxes	30,800	18,586	13,045	17,199	14,679
Income tax expense	7,638	5,548	2,737	5,494	4,834

Net income	$23,162	$13,038	$10,308	$11,705	$9,845

Net income per share:
Basic	$0.86	$0.49	$0.39	$0.45	$0.42

Diluted	$0.82	$0.48	$0.39	$0.44	$0.41

Weighted average shares outstanding:
Basic	27,073	26,750	26,484	26,187	23,287

Diluted	28,167	27,147	26,749	26,880	24,131

Consolidated Balance Sheets Data (end of period):
Cash and cash equivalents	$31,518	$44,906	$8,852	$11,617	$51,758
Investments (1)	$22,679	$–	$30,617	$41,100	$32,895
Total assets	$430,085	$381,122	$335,209	$285,299	$249,849
Total long-term debt (including current portion)	$–	$5,000	$9,500	$–	$–
Shareholders’ equity	$287,826	$252,979	$232,277	$220,523	$202,862

(1)	Prior to fiscal 2008, auction rate securities investments held by us were classified as held-to-maturity, included in current assets and reported at amortized cost. Due to significant disruptions in the market for auction rate securities beginning in 2008, these investments were reclassified as available-for-sale, included in non-current assets and recorded at their estimated fair value as of the end of fiscal 2008. In December 2009, we reached a settlement for the full liquidation of our auction rate securities investment portfolio. The proceeds from the settlement were invested in investment-grade money market funds which were included with cash and cash equivalents as of the end of fiscal 2009. As of fiscal year end 2010, investments are classified as held-to-maturity, reported at amortized cost and included in current assets and noncurrent assets, depending on their stated maturity at time of purchase.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of March 4, 2011, we owned and operated 103 restaurants located in California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery, a BJ’s Restaurant & Brewhouse, or a BJ’s Pizza & Grill restaurant. Our menu features our award-winning, signature deep-dish pizza, our own handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts.

The first BJ’s restaurant was opened in Orange County, California in 1978 as a small full-service restaurant focusing on a lighter, bakery crust style deep-dish pizza. We acquired the original BJ’s restaurants in 1995 from their original owners. Our initial public offering of common stock occurred in 1996. In 1996, we opened our first large-format restaurant and brewery in Brea, California and began to expand the menu to include our own handcrafted beer, appetizers, entrees, pastas, sandwiches, specialty salads and desserts.

Of the 103 restaurants we operated as of March 4, 2011, 11 are BJ’s Restaurant & Brewery restaurants (of which three are currently manufacturing our proprietary beer for some of our restaurants), 86 are BJ’s Restaurant & Brewhouse restaurants (which are similar to our brewery restaurants except that they do not manufacture beer), and six are BJ’s Pizza & Grill restaurants (which are primarily our original, smaller format “legacy” restaurants). In the near term, our future restaurant growth will focus principally on our BJ’s Restaurant & Brewhouse format. However, we may continue to build additional BJ’s Restaurant & Brewery locations in certain areas where we believe it may be more appropriate to brew our own beer. We may also consider opening smaller-format BJ’s Pizza and Grill formats (either under that name or a similar name) as fill-in locations in certain densely-populated, urban trade areas, or in smaller cities, where a larger-format location could not be obtained or is not appropriate. We also have contract brewing arrangements in which we utilize other qualified craft brewers to produce our proprietary handcrafted beers and sodas under our proprietary recipes and our indirect supervision. We currently believe that, over the long run, it will become more beneficial to increase our contract brewing due to the economies of scale that can be obtained from brewing beer in large quantities while also avoiding potential liquor licensing complications in some states where we desire to operate restaurants. As such, we expect to gradually increase our contract brewing relationships over the next several years. As a result of this expected increase in contract brewing, we intend to rebalance our internal beer production activities on an ongoing basis. In addition, we may decide to decommission some additional internally-operated breweries, which may result in additional disposals of related assets in the future.

We intend to continue developing and opening new BJ’s restaurants in high profile locations within densely populated areas in both existing and new markets. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve increases in comparable sales in excess of our annual effective menu price increases for our mature restaurants, assuming we are able to retain our guest traffic levels in those restaurants. Therefore, we currently expect that the majority of our year-over-year revenue growth for fiscal 2011 will be derived from new restaurant openings and the carryover impact of partial-year openings during 2010.

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

Cost of sales is comprised of food and beverage supplies. The components of cost of sales are variable and typically fluctuate directly with sales volumes. Labor and benefit costs include direct hourly and management wages, bonuses and payroll taxes and fringe benefits for restaurant employees including stock-based compensation that is directly related to restaurant level team members.

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

While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially. We currently have two leases for restaurant locations that will expire during the next 12 months, and we are currently evaluating the desirability of renewing these leases.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Guest traffic for our restaurants is estimated based on values assigned to certain menu items or individual guest tickets.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Income expressed as percentages of total revenues.

	Fiscal Year
	2010	2009	2008	2007	2006
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.5	25.0	25.2	25.4	25.7
Labor and benefits	34.7	34.9	35.1	35.1	34.9
Occupancy and operating	21.3	21.6	21.4	19.6	19.3
General and administrative	6.7	6.9	7.3	8.2	8.3
Depreciation and amortization	5.6	5.7	5.1	4.6	4.2
Restaurant opening	1.0	1.2	2.0	2.2	2.2
Loss on disposal of assets	0.2	0.1	0.2	0.6	–
Natural disaster and related	–	–	0.1	–	–
Legal settlements and terminations	–	–	0.6	–	–

Total costs and expenses	94.0	95.4	97.0	95.7	94.6
Income from operations	6.0	4.6	3.0	4.3	5.4
Other income (expense):
Interest income	–	0.1	0.5	1.0	0.7
Interest expense	–	–	–	–	–
Loss on investment settlement	–	(0.4)	–	–	–
Other income (expense), net	0.1	0.1	0.1	0.2	–

Total other income (expense)	0.1	(0.2)	0.6	1.2	0.7
Income before taxes	6.1	4.4	3.6	5.5	6.1
Income tax expense	1.5	1.3	0.7	1.7	2.0

Net income	4.6%	3.1%	2.9%	3.8%	4.1%

52 WEEKS ENDED DECEMBER 28, 2010 (FISCAL 2010) COMPARED TO THE 52 WEEKS ENDED DECEMBER 29, 2009 (FISCAL 2009)

Revenues. Total revenues increased by $87.2 million, or 20.4%, to $513.9 million during fiscal 2010 from $426.7 million during fiscal 2009. The increase in revenues consisted of an increase of approximately $65.1 million in restaurant sales from new restaurants not yet in our comparable sales base, combined with an approximate $22.1 million, or 5.6%, increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from estimated increases in both guest traffic and the average amount spent per guest, which also includes an estimated effective menu price increase factor of approximately 2.4%.

Our restaurants, like most in casual dining, are impacted by inflationary pressures for the costs of certain commodities, labor and other operating expenses. We attempt to offset the impact of inflation on our cost structure with purchasing economies of scale, productivity and efficiency improvements, menu merchandising and menu price increases. If our guests do not accept our menu price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of any menu price increase could be negated and our operating margins could be impacted. We currently expect our effective menu price increase for fiscal 2011 on an annualized basis to be in the 3% range. However, depending on inflationary pressures and general economic conditions for consumer discretionary spending, our full year menu pricing for fiscal 2011 may be greater or less than our current expectations. Additionally, to help protect guest traffic and to respond to the actions of our competitors, we may consider the promotion of selective menu offerings or introduce new menu offerings at reduced or lower price points which could have the effect of further reducing any benefit from menu price increases. As a relatively small casual dining restaurant chain, we do not have the financial resources to match the marketing and advertising spending levels of our larger casual dining competitors. Accordingly, increased marketing and advertising spending by our larger competitors may also adversely impact general levels of guest traffic in our restaurants. Furthermore, we believe that our guest traffic levels, among other items, will also be dependent upon consumer confidence, discretionary consumer spending and overall employment.

All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K, can impact comparable sales. As of March 4, 2011, the cost of gasoline to consumers was once again experiencing a significant increase as a result of current geopolitical tensions in the Middle East and North Africa. This could result in reduced consumer discretionary income and restaurant visits in general, as well as increased resistance to accept menu price increases. Accordingly, there can be no assurance that increases in comparable sales will be achieved as a result of increased menu prices or other factors.

Cost of Sales. Cost of sales increased by $19.6 million, or 18.4%, to $126.1 million during fiscal 2010 compared to $106.5 million during fiscal 2009. As a percentage of revenues, cost of sales decreased to 24.5% during fiscal 2010 from 25.0% for the prior fiscal year. This decrease was primarily due to increased revenues from our estimated effective menu price increases, coupled with lower commodity costs principally for poultry and cheese.

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

We provide our customers a large variety of menu items and therefore we are not overly dependent on a single group of commodities. However, based on current trends we believe the overall cost environment for food commodities in general will remain volatile during fiscal 2011, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. Based on negotiations completed as of March 4, 2011, with certain of our suppliers, coupled with our current expectations as of March 4, 2011, we expect the aggregate cost of our commodity “basket” to increase in the range of 3% to 4% during fiscal 2011. This estimate is based on negotiations with suppliers that we have completed as of March 4, 2011, coupled with current and expected market conditions for certain fresh and other commodity items that we are either unable to, or have currently elected not to contract for longer periods of time as of that same date. Given the current volatility in the world commodity markets, our estimated increase in the aggregate cost of our commodity “basket” for fiscal 2011 may prove to be inaccurate and is therefore subject to future revision. As of March 4, 2011, we have approximately 80 percent of our expected commodity requirements for fiscal 2011 under agreements of six months or longer, with the exception of pizza cheese, dairy, and certain produce and grocery items. Additionally, while we do have semi-annual contracts on about 75% of our produce, with the remaining 25% on the cash market, these contracts principally consist of “collar “agreements in which the costs are subject to floors and ceilings. As a result, we can be exposed to fluctuations in the cost of produce. During the first quarter of fiscal 2011, unseasonably cold and freezing weather has damaged various produce crops in Florida, California, Arizona and Mexico, and we expect generally higher costs for produce for both the first and second quarters of fiscal 2011 until the upcoming spring growing season. While we continue to work with our suppliers to control food costs and we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control.

The cost to produce and distribute our proprietary beer is included in our cost of sales. Our estimated total proprietary beer requirement for fiscal 2010 (one barrel of beer equals approximately two kegs of beer) was approximately 55,000 barrels, of which 21,000 was produced by our internal breweries and approximately 34,000 barrels were produced by our qualified contract brewers. We currently have qualified as many as four contract brewers to produce our high-quality handcrafted beer, and we utilized two of these contract brewers during fiscal 2010. For fiscal 2011, we currently anticipate that our qualified contract brewers will produce approximately 70% of our estimated requirement of approximately 60,000 barrels for the year. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers; however, we may eventually decide to also move the majority of this production to contract brewers as we continue to grow our restaurant base and therefore increase our demand for our proprietary beer. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. Additionally, this allows our brewery department to focus on creating and developing distinctive and unique beer flavors for us as opposed to focusing on the production and logistics of large scale brewing. As a result, over the next several years, we expect that the production cost of our larger-volume proprietary beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer. However, freight costs from our contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and negotiate more favorable terms with our transportation vendors.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $29.1 million, or 19.5%, to $178.2 million during fiscal 2010 compared to $149.1 million during fiscal 2009. This increase was primarily due to the opening of ten new restaurants during fiscal 2010. As a percentage of revenues, labor and benefit costs decreased to 34.7% during fiscal 2010 from 34.9% in the prior fiscal year. This decrease was primarily related to our ability to leverage our fixed and semi-fixed labor costs over a higher revenue base as a result of comparable sales increases, partially offset by higher manager bonuses (due to the improved productivity and efficiency of our restaurant operations during the year) and comparatively higher equity compensation, since the prior fiscal year included a cumulative favorable forfeiture rate adjustment related to our stock-based compensation. Included in labor and benefits for fiscal 2010 and 2009 was approximately $1.1 million and $602,000, or 0.2% and 0.1% of revenues, respectively, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program.

Our restaurants can be affected by increases in federal and state minimum wages or federal or state mandated health insurance or other employee benefits, such as the health care reform law enacted by Congress in March 2010. Additionally, some states have annual minimum wage increases correlated with either state or federal increases in the consumer price index. In the past, we have been able to react to changes in our key operating costs, including minimum wage increases by gradually increasing our menu prices and improving our productivity in our restaurants. However, we cannot guarantee that all or any future cost increases can be offset by increased menu prices or that increased menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.

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

Occupancy and Operating. Occupancy and operating expenses increased by $17.4 million, or 18.8%, to $109.6 million during fiscal 2010 compared to $92.2 million during fiscal 2009. The increase reflected additional operating and occupancy expenses related to the 10 new restaurants that were opened during fiscal 2010. As a percentage of revenues, occupancy and operating expenses decreased to 21.3% for fiscal 2010 from 21.6% for the prior fiscal year. This percentage decrease was due to our ability to leverage the fixed and semi-fixed components of these expenses as a result of our comparable sales increases, coupled with lower marketing expenditures and partially offset by higher general liability insurance costs.

General and Administrative. General and administrative expenses increased by $5.1 million, or 17.5%, to $34.6 million during fiscal 2010 compared to $29.5 million during fiscal 2009. Also included in general and administrative costs for fiscal 2010 and 2009 was $2.9 million and $2.3 million, respectively, of stock-based compensation expense. The overall increase in general and administrative expenses was primarily due to planned higher field supervision and support costs, coupled with higher legal and consulting expenses and incentive compensation as a result of better-than-planned financial performance for fiscal 2010. As a percentage of revenues, general and administrative expenses decreased to 6.7% for fiscal 2010 from 6.9% for the prior fiscal year. This percentage decrease was due to our ability to leverage the fixed component of these expenses over a higher revenue base as a result of comparable sales increases.

Depreciation and Amortization. Depreciation and amortization increased by $4.8 million, or 19.7%, to $28.9 million during fiscal 2010 compared to $24.1 million during fiscal 2009. As a percentage of revenues, depreciation and amortization decreased to 5.6% for fiscal 2010 from 5.7% for the prior fiscal year. This percentage decrease was primarily due to our ability to leverage the fixed nature of these costs as a result of comparable sales increases.

Restaurant Opening. Restaurant opening expenses decreased by $0.1 million, or 2.6%, to $5.2 million during fiscal 2010 compared to $5.3 million during fiscal 2009. We opened ten new restaurants during both fiscal 2010 and 2009. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. See “Business – Restaurant Opening Expenses” in Part I, Item 1 of this Annual Report on Form 10-K.

Loss on Disposal of Assets. Loss on disposal of assets increased by $0.9 million, to $1.2 million during fiscal 2010 compared to $0.3 million during fiscal 2009. These costs were related to the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities. We did not have significant fixed asset disposals during fiscal 2009.

Interest Income. Interest income decreased by $0.2 million, or 57.9%, to $0.1 million during fiscal 2010 compared to $0.3 million during fiscal 2009. This decrease was primarily due to comparatively lower interest rates and investment balances during fiscal 2010.

Interest Expense. Interest expense increased by $12,000, or 15.4%, to $90,000 during fiscal 2010 compared to $78,000 during fiscal 2009. This increase is primarily due to additional fees paid for our standby letters of credit that support certain of our insurance arrangements during fiscal 2010.

Loss on Investment Settlement. Loss on investment settlement relates to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities (“ARS”) investment portfolio. Under the terms of the settlement, we received approximately $27.4 million in cash (including accrued interest) plus the potential for additional recoveries based on the performance of the auction rate securities market over the next three years in exchange for the entire remaining ARS investment portfolio. In connection with this settlement, we recorded a pre-tax loss on investment settlement of approximately $1.7 million in fiscal 2009.

Other Income, Net. Net other income increased by $0.2 million, or 61.7%, to $0.6 million during fiscal 2010 compared to $0.4 million during fiscal 2009. This increase was primarily due to greater gift card breakage income, coupled with proceeds from the sale of excess brewery equipment that had been written off in prior periods. Based on an analysis of our gift card program since its inception, we determined that the likelihood of gift card redemption is remote after 24 months from date of issuance.

Income Tax Expense. Our effective income tax rate for fiscal 2010 was 24.8% compared to 29.9% for fiscal 2009. The effective income tax rate for fiscal 2010 differed from the statutory income tax rate primarily due to additional income tax deductions related to disqualified dispositions from the exercise of incentive stock options, coupled with additional tax credits. We currently estimate our effective tax rate to be approximately 29.0% to 30.0% for fiscal 2011. However, the actual effective tax rate for fiscal 2011 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

52 WEEKS ENDED DECEMBER 29, 2009 (FISCAL 2009) COMPARED TO THE 52 WEEKS ENDED DECEMBER 30, 2008 (FISCAL 2008)

Revenues. Total revenues increased by $52.6 million, or 14.1%, to $426.7 million during fiscal 2009 compared to $374.1 million during fiscal 2008. The increase in revenues consisted of an increase of approximately $55.3 million in restaurant sales from new restaurants not yet in our comparable sales base, partially offset by an approximate $2.7 million, or 0.8%, decrease in comparable restaurant sales. The decrease in comparable restaurant sales resulted from decreased guest traffic, partially offset by an estimated menu price increase of approximately 2.8%. The difficult economic environment, high unemployment and uncertainty in overall consumer confidence negatively impacted consumer spending for casual dining restaurant occasions during fiscal 2009.

Cost of Sales. Cost of sales increased by $12.1 million, or 12.8%, to $106.5 million during fiscal 2009 compared to $94.4 million during fiscal 2008. As a percentage of revenues, cost of sales decreased to 25.0% during fiscal 2009 from 25.2% for the prior fiscal year. This decrease was primarily due to increased revenues from our estimated effective menu price increases, coupled with lower pizza cheese costs.

The cost to produce and distribute our proprietary beer is included in our cost of sales. In fiscal 2009, we utilized four qualified contract brewers to produce an aggregate of approximately 22,000 barrels of our handcrafted beer, representing about 48% of our total requirement for proprietary beer for the year.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $17.8 million, or 13.5%, to $149.1 million during fiscal 2009 compared to $131.3 million during fiscal 2008. This increase was primarily due to the opening of 10 new restaurants during fiscal 2009. As a percentage of revenues, labor and benefit costs decreased to 34.9% for fiscal 2009 from 35.1% as compared to fiscal 2008. This percentage decrease was primarily due to lower management labor costs as a result of less new restaurant openings, coupled with a cumulative favorable forfeiture rate adjustment related to our stock-based compensation grants based on our actual forfeiture experience to date. Included in labor and benefits for fiscal 2009 and 2008 was approximately $602,000 and $806,000, or 0.1% and 0.2% of revenues, respectively, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program.

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

Occupancy and Operating. Occupancy and operating expenses increased by $12.0 million, or 14.9%, to $92.2 million during fiscal 2009 compared to $80.2 million during fiscal 2008. The increase reflected additional operating and occupancy expenses related to the 10 new restaurants we opened during fiscal 2009. As a percentage of revenues, occupancy and operating expenses increased to 21.6% for fiscal 2009 from 21.4% for the prior fiscal year. This percentage increase was principally a result of increased marketing expenses for electronic, print and web-based media in response to the overall competitive environment, coupled with the de-leveraging of the fixed component of rent-related expenses as a result of the 0.8% decrease in comparable restaurant sales during fiscal 2009.

General and Administrative. General and administrative expenses increased by $2.2 million, or 8.1%, to $29.5 million during fiscal 2009 compared to $27.3 million during fiscal 2008. Included in general and administrative expenses for fiscal 2009 and 2008 was $2.3 million and $2.5 million, respectively, of stock-based compensation expense. The overall increase in general and administrative expenses was primarily due to higher accrued incentive compensation expense compared to the same period last year; planned increases in field supervision expenses; and, increased legal fees primarily related to our auction rate securities settlement, partially offset by less salary and related expenses from the departure of our two co-founders at the end of fiscal 2008. As a percentage of revenues, general and administrative expenses decreased to 6.9% for fiscal 2009 from 7.3% for the prior fiscal year. This decrease is primarily due to leverage of the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $4.9 million, or 25.7%, to $24.1 million during fiscal 2009 compared to $19.2 million during the fiscal 2008. As a percentage of revenues, depreciation and amortization increased to 5.7% for fiscal 2009 from 5.1% for the prior fiscal year. This increase was primarily a result of increased construction costs to build new restaurants as compared to our established base of restaurants, coupled with the de-leveraging of the fixed component of these expenses as a result of the 0.8% decrease in comparable restaurant sales during fiscal 2009.

Restaurant Opening. Restaurant opening expenses decreased by $2.1 million, or 27.9%, to $5.3 million during fiscal 2009 compared to $7.4 million during the fiscal 2008. This decrease was primarily due to opening costs related to 10 new restaurant openings during fiscal 2009, compared to 15 new restaurant openings during fiscal 2008. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Loss on Disposal of Assets. Loss on disposal of assets decreased by $543,000 or 63.5%, to $312,000 during fiscal 2009 compared to $855,000 during fiscal 2008. These costs were related to normal disposals associated with the ordinary course of business, along with asset disposals related to selected restaurant remodeling activities.

Natural Disaster and Related. There were no natural disaster related costs recorded in fiscal 2009. The natural disaster and related costs of $446,000 for fiscal 2008 related to property and facility damages from hurricanes Gustav and Ike that were in excess of our related insurance coverage.

Legal Settlements and Terminations. There were no legal settlement and terminations recorded in fiscal 2009. Legal settlements and terminations of $2.1 million in fiscal 2008 principally related to accrued compensation and related benefits resulting from the December 2008 departure of our two co-founders, and estimated costs to settle two California employment practice lawsuits that had been outstanding since 2004 and 2005.

Interest Income. Interest income decreased by $1.5 million, or 84.0%, to $0.3 million during fiscal 2009 compared to $1.8 million during fiscal 2008. This decrease was primarily due to comparatively lower interest rates and investment balances during fiscal 2009.

Interest Expense. Interest expense increased by $18,000, or 30.0%, to $78,000 during fiscal 2009 compared to $60,000 during fiscal 2008. This slight increase was primarily due to increased fees for our standby letters of credit during fiscal 2009.

Other Income, Net. Net other income slightly increased by $3,000, or 0.8%, to $379,000 during fiscal 2009 compared to $376,000 during fiscal 2008.

Loss on Investment Settlement. Loss on investment settlement relates to the confidential settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities (“ARS”) investment portfolio. Under the terms of the settlement, we received approximately $27.4 million in cash (including accrued interest) plus the potential for additional recoveries based on the performance of the auction rate securities market over the next three years in exchange for the entire remaining ARS investment portfolio. In connection with this settlement, we recorded a pre-tax loss on investment settlement of approximately $1.7 million in fiscal 2009.

Income Tax Expense. Our effective income tax rate for fiscal 2009 was 29.9% compared to 21.0% for fiscal 2008. The effective income tax rate for fiscal 2009 differs from the statutory income tax rate primarily due to FICA tip credits, the non-deductibility of incentive stock options and tax-free interest on our investments.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	December 28, 2010	December 29, 2009
Cash and cash equivalents	$31,518	$44,906
Net working capital	$18,636	$18,641
Current ratio	1.3:1.0	1.3:1.0

	52 Weeks Ended
	December 28, 2010	December 29, 2009
Cash provided by operating activities	$74,669	$68,326
Capital expenditures	$68,031	$60,015

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger scale. In the past, we have obtained capital resources from our ongoing operations, public stock and warrant offerings, team member stock option exercises and tenant improvement allowances from our landlords. As an additional source of liquidity, we also have a $45 million credit facility in place that expires on September 30, 2012.

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve an approximate 13% increase in total restaurant operating weeks during fiscal 2011 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2010 openings and the impact of the additional operating week in fiscal 2011 as a result of fiscal 2011 being a 53-week fiscal year. Depending on the expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not yet be large enough to generate enough cash flow from operations to totally fund our planned restaurant expansion at the pace that it is currently contemplated over the longer run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not currently required to be reflected as indebtedness on our Consolidated Balance Sheets, the minimum rents and other related lease obligations, such as common area expenses, under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in GAAP for leases. See Item 1A, Risk Factors, “Future changes in financial accounting standards may significantly change our reported results of operations” in this Annual Report on Form 10-K.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. During fiscal 2010, we secured approximately $5.4 million of committed tenant improvement allowances. However, in light of current conditions in the credit and real estate development markets, there can be no assurance that such allowances will continue to be available to us. As of March 4, 2011, we currently expect to secure approximately $5.1 million of committed tenant improvement allowances for our planned 2011 new restaurant openings. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our restaurants, and we may determine at some future point to monetize those assets through a sale-leaseback or other financial transaction, provided that the financial markets for those transactions are functioning normally. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build out our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $74.7 million of net cash during fiscal 2010, representing a $6.4 million increase compared to the $68.3 million generated during fiscal 2009. This net increase in cash from operating activities during fiscal 2010 was primarily due to higher net income and non-cash depreciation and stock-based compensation expenses, coupled with the timing of accrued expense and accounts receivable and tenant improvement allowance collections, offset by the timing of accounts payable payments and less of an increase in our other liabilities as compared to the prior fiscal year.

Total capital expenditures for fiscal 2010 were approximately $68.0 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $43.8 million. These expenditures were primarily related to the construction of our 10 new restaurants that opened during fiscal 2010, as well as construction-in-progress outlays related to restaurants expected to open in fiscal 2011. In addition, total capital expenditures related to the enhancement and maintenance of existing restaurants and expenditures for restaurant and corporate systems were $23.8 million and $0.4 million, respectively, during fiscal 2010.

We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) on January 7, 2010. The statement was declared effective by the SEC on January 28, 2010, and permits us to raise capital from time to time through the offer and sale of various types of securities not to exceed an aggregate value of $75 million. We do not have any immediate intentions or commitments to sell securities. The terms of any future offering of securities would be established at the time of such offering subject to market conditions. Any offering of securities covered by the shelf registration statement will be made only by means of a written prospectus and prospectus supplement. In addition, the Form S-3 also included the registration of 3,801,730 shares of common stock previously acquired by certain shareholders from the Company in various transactions several years ago. We registered those shares to fulfill our contractual obligations under a registration rights agreement with those shareholders.

We have a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for standby letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements as needed. As of December 28, 2010, there were no borrowings outstanding under the Line of Credit and there were outstanding standby letters of credit totaling approximately $4.4 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At December 28, 2010, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. While we have the Line of Credit in place and it can be currently drawn upon, it is possible that financial institutions that provide such credit facilities could place limitations or restrictions on the ability of borrowers in general to draw upon such facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

Our expected capital expenditure outlays for fiscal 2011 will continue to be significant, as we currently plan to open as many as 12 to 13 new restaurants during the year (in addition to our necessary maintenance and key initiative-related capital expenditures). As of March 4, 2011 we have entered into nine signed leases or purchase agreements for potential new restaurant locations, and we expect to enter into additional leases for additional new restaurant locations. We currently anticipate our total capital expenditures for fiscal 2011, including all expenditure categories and excluding any tenant improvement allowances we may receive from landlords, will be approximately $75 to $80 million. We expect to fund our expected capital expenditures for fiscal 2011 with current cash and investment balances on hand, expected cash flow from operations and expected tenant improvement allowances of approximately $5.1 million. Our future cash requirements will depend on many factors including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

As of December 28, 2010, we had an uncollected outstanding tenant improvement allowance from one landlord in the amount of $1.2 million for one of our restaurants which opened in fiscal 2008. Our lease with that landlord allows us to offset or reduce our rent payable in the event that our tenant improvement allowances cannot be collected. We do not believe that this matter will have a material impact on our overall liquidity, and we are currently seeking the legal enforcement of all of our rights under the lease as we concurrently attempt to negotiate a final settlement of this matter during the next 90 days.

During December 2009, we reached a confidential settlement agreement for the full liquidation of our auction rate securities (“ARS”) investment portfolio with our former broker-dealer for the portfolio. Under the terms of the settlement, we received approximately $27.4 million in cash (including accrued interest) in exchange for the entire remaining ARS investment portfolio and recorded a pre-tax loss on investment settlement of approximately $1.7 million. In addition, the settlement provides us with additional recoveries, depending upon the performance of the ARS market during the next three years. The cash received in conjunction with the settlement was invested in various financial institutions’ money market funds as of fiscal year end 2009. As of December 28, 2010, our investments consisted of money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities and investment-grade corporate debt securities with a cost or fair value of $30.5 million, of which $7.8 million are considered cash equivalents and included in “cash and cash equivalents” on the Consolidated Balance Sheet.

We currently believe that our expected cash flow from operations, cash and investment balances, agreed-upon tenant improvement allowances and our $45 million credit facility should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities for fiscal 2011. Our base of established restaurant operations may not yet be large enough to sufficiently generate enough cash flow from operations to totally fund our planned expansion at the pace that it is currently contemplated over the long run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 28, 2010, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant guests. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We are currently unable to contract for certain commodities, such as fluid dairy and most fresh produce items, for long periods of time. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.

Many of our restaurant team members are paid hourly rates related to the federal or state minimum wage. In fiscal 2007, Congress enacted an increase in the federal minimum wage implemented in three phases, beginning in fiscal 2007 and concluding in fiscal 2009. In addition, numerous state and local governments increased the minimum wage within their jurisdictions. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such team members. Certain operating and other costs, such as health benefits, taxes, insurance and other outside services continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher volume periods than other periods of the year. Additionally, since 2007, we began opening new restaurants beyond the West Coast and Texas to other Midwest and Eastern states. Accordingly, these restaurants will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those regions. Holidays (and shifts in the holiday calendar), severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Fair Value of Investments and Cash Equivalents

We measure the fair value of our investments using quoted market prices in active markets. Generally, our investments classified as held-to-maturity are reported at amortized cost with related gains and losses reflected in earnings in accordance with generally accepted accounting principles. In addition, our investments classified as available-for-sale are measured at fair value in accordance with the fair value measurements prescribed by generally accepted accounting principles. We believe that the valuation models and methodologies provided by a third party, who uses “Level 3” inputs (whereby the inputs for the asset or liability are generally less observable from objective sources), provides us with the appropriate basis to estimate fair value for investments that are not currently trading on the open market. In accordance with generally accepted accounting principles, we recognize temporary changes in the fair value of our available-for-sale investments as unrealized holding gains or losses recorded in “other comprehensive income (loss),” which is a component of shareholders’ equity and does not affect net income for the applicable accounting period. For declines in fair value that are below our carrying value and deemed to be other-than-temporary, we would record a charge against net earnings.

We believe the carrying value of cash equivalents approximates fair value because of the short-term nature of those investments.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of December 28, 2010, no impairment indicators have been identified.

Self Insurance

We are self-insured for a portion of our team member workers’ compensation program and our general liability program. We maintain coverage with a third party insurer to limit our total exposure for these programs. The accrued liability associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is based on information provided by our insurance broker, a third party actuary, and insurer, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.

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

Deferred tax accounting requires that we evaluate net deferred tax assets to determine if these assets will more likely than not be realized in the foreseeable future. This test requires projection of our taxable income into future years to determine if there will be taxable income sufficient to realize the tax assets (future tax deductions and tax credit carryforwards). The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws.

The accounting for uncertainty in tax positions requires that we recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 28, 2010, our recorded unrecognized tax benefits were approximately $948,000.

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

In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in GAAP for leases. See Item 1A, Risk Factors, “Future changes in financial accounting standards may significantly change our reported results of operations” in this Annual Report on Form 10-K.

Stock-Based Compensation

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to team members, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units.

On June 8, 2010, at our annual shareholder meeting, our shareholders approved an amended 2005 Equity Incentive Plan which, among other things, (i) increased the number of shares available for issuance by 1,200,000 shares, (ii) changed the fungible ratio on restricted stock awards from 2:1 to 1.5:1, (iii) extended the termination date of the 2005 Equity Incentive Plan to 10 years following the date of approval by the shareholders, and (iv) made certain other administrative changes.

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

Since 2008, we have also issued RSUs as a component of the annual equity grant award to officers and other team members under our 2005 Equity Incentive Plan. Under our 2005 Equity Incentive Plan we have issued approximately 664,000 RSUs as of December 28, 2010, for both the GSSOP program and as part of the annual equity grant awards. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire 10 years from date of grant. RSUs generally vest at 20% per year for other RSU grantees and generally cliff vest at 100% after five years for GSSOP participants.

We account for equity grants these plans in accordance with the fair value recognition provisions required by generally accepted accounting principles using the modified-prospective-transition method. Compensation expense recognized in the 52 weeks ended December 28, 2010 and December 29, 2009, include (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions; and, (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value-estimates in accordance with the revised provisions under generally accepted accounting principles. We are required to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flows tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard literature, promulgated by the FASB, American Institute of Certified Public Accountants, Emerging Issues

Task Force and other authoritative sources, excluding guidance from the SEC, were superseded by the Codification. All non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combined all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for interim or annual periods ending after September 15, 2009, and impacted our consolidated financial statement disclosures beginning with the quarter ending September 29, 2009. There were no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued a statement on subsequent events (Codification Topic No. 855, Subsequent Events), which established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). This statement requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This statement does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by us. This statement was effective for interim or annual periods ending after June 15, 2009. We implemented the provisions of this statement commencing the quarter ended June 30, 2009. We evaluated for subsequent events through the issuance date of these unaudited consolidated financial statements. No recognized or non-recognized subsequent events were noted.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 28, 2010, including estimated cash payments due by period (in thousands).

Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Operating leases (1)	$304,709	$21,867	$42,939	$41,328	$198,575
Purchase obligations (2)	5,563	2,484	3,079	–	–

Total	$310,272	$24,351	$46,018	$41,328	$198,575

Other Commercial Commitments
Standby letters of credit	$4,440	$4,440	$–	$–	$–
Long-term debt obligations	–	–	–	–	–

Total	$4,440	$4,440	$–	$–	$–

(1)	For more detailed description of our operating leases, refer to Note 6 in the accompanying consolidated financial statements.
(2)	Amounts represent non-cancelable commitments for the purchase of goods and other services.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to December 28, 2010. Our aggregate future commitment relating to these leases is $13.2 million and is not included in operating leases above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the 52 weeks ended December 28, 2010, the average interest rate earned on cash and cash equivalents and investments was approximately 0.3%. As of December 28, 2010, our cash and cash equivalents and investments consisted of money market funds, treasury bills, agency bonds and domestic corporate obligations with a cost or fair value of approximately $30.5 million, of which $7.8 million are considered cash and cash equivalents. Cash may be in excess of FDIC insurance limits. The majority of our investments, both short-term and long-term, are AAA-rated and directly or indirectly guaranteed by the U.S. Government. We believe we are not exposed to significant risk on cash and cash equivalents and investments. The fair market value of our investments is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of December 28, 2010, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2010, based on the framework in

Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited BJ’s Restaurants, Inc.’s internal control over financial reporting as of December 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BJ’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BJ’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BJ’s Restaurants, Inc. as of December 28, 2010 and December 29, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 28, 2010 of BJ’s Restaurants, Inc. and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

March 9, 2011

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Ethics and a Code of Business Conduct to promote honest and ethical conduct of our business, professional and personal relationships. The Code of Business Ethics covers all executives, including our principal executive officer and principal financial and accounting officer. The Code of Business Conduct is applicable to all directors, executives and other team members. A copy of both the Code of Business Ethics and Code of Business Conduct is available on our website (http://www.bjsrestaurants.com). We intend to post any amendments to or waivers from our Code of Business Ethics and Code of Business Conduct at this website location.

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 28, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 28, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December  28, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 28, 2010.

See Part II, Item 5– “Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities – Equity Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 28, 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 28, 2010 and December 29, 2009

Consolidated Statements of Income for each of the three fiscal years in the period ended December 28, 2010

Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended December 28, 2010

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 28, 2010

Notes to the Consolidated Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 to the Form 8-K filed on June 4, 2007.
3.3	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report.

3.4	Certificate of Amendment of Articles of Incorporation, dated June 8, 2010.
4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.
10.1**	Summary of Compensation for Non-employee Directors incorporated by reference to Exhibit 10.1 of the Form 10-K for the year ended December 30, 2008.
10.2**	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.
10.3**	BJ’s Restaurants, Inc. Amended and Restated 1996 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the 2004 Annual Report.
10.4**	BJ’s Restaurants, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 3, 2010, with respect to the 2010 Annual Meeting of Shareholders).
10.5**	Stock Option Agreement for Executive Officers and Employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Form 8-K filed July 1, 2005.
10.6**	Executive Officers and Employee Grant Notice under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.
10.7**	Stock Option Agreement for Non-employee Directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended January 3, 2006.
10.8**	Non-employee Director Grant Notice under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended January 3, 2006.
10.9	Registration Rights Agreement, incorporated by reference to Exhibit 4.2 of the Form S-3 Registration Statement filed on March 4, 2009.
10.10	Employment Agreement dated April 6, 2010, between the Company and Gerald W. Deitchle, incorporated by reference to Form 8-K filed on April 12, 2010.
10.11**	Employment Agreement, dated October 18, 2010, between the Company and John A. Johnson, employed as Chief Information Officer.
10.12**	Employment Agreement, dated September 6, 2005, between the Company and Gregory S. Levin, employed as Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 3, 2005.
10.13**	Form of Restricted Stock Unit Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 13, 2007.
10.14**	Form of Employee Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on October 31, 2006.
10.15**	Summary of BJ’s Restaurants, Inc. Performance Incentive Plan, incorporated by reference to Exhibit 10.20 of the Form 10-K filed on March 13, 2007.
10.16**	Employment Agreement, dated January 19, 2009, between the Company and Wayne L. Jones, employed as Executive Vice President and Chief Restaurant Operations Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 1, 2009.
10.17**	Employment Agreement, dated March 2, 2011, between the Company and Kendra D. Miller, employed as Senior Vice President and General Counsel.
10.18**	Employment Agreement, dated August 10, 2005, between the Company and John D. Allegretto, employed as Chief Supply Chain Officer, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on November 3, 2005.
10.19**	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, employed as Chief Development Officer, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on or about March 14, 2008.
10.20**	Form of Restricted Stock Unit Agreement (non-GSSOP) under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 6, 2007.
10.21**	Form of Restricted Stock Unit Notice (non-GSSOP) under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.
10.22	Line of Credit Agreement, dated October 17, 2007, between the Company and Bank of America, N.A., incorporated by reference to Exhibit 10.29 of the Form 10-K filed on or about March 14, 2008.
10.23	Amendment No. 1 to Loan Agreement, dated March 18, 2008, between Bank of America, N.A. and the Company, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 9, 2008.

10.24**	Employment Agreement, dated July 1, 2008, between the Company and Matt Hood, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2008.
10.25	Stock Purchase Agreement by and between the Company, The Jacmar Companies and William H. Tilley, dated February 22, 2001, incorporated by reference to Exhibit 10.12 of the Form 10-K filed on April 2, 2001.
10.26	Facilitation Agreement between BJ Chicago LLC (“LLC”) and Chicago Pizza & Brewery, Inc., dated December 20, 2000, in furtherance of the Stock Purchase Agreement between LLC and ASSI, Inc, incorporated by reference to Exhibit 10.13 of the Form 10-K filed on April 2, 2001.
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31	Section 302 Certifications of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.
32	Section 906 Certification of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
	By:	/s/ Gerald W. Deitchle
March 7, 2011		Gerald W. Deitchle Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ GERALD W. DEITCHLE Gerald W. Deitchle	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2011

By: /s/ GREGORY S. LEVIN Gregory S. Levin	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 7, 2011

By: /s/ PETER A. BASSI Peter A. Bassi	Director	March 7, 2011

By: /s/ LARRY D. BOUTS Larry D. Bouts	Director	March 7, 2011

By: /s/ JAMES A. DAL POZZO James A. Dal Pozzo	Director	March 7, 2011

By: /s/ JOHN F. GRUNDHOFER John F. Grundhofer	Director	March 7, 2011

By: /s/ WILLIAM L. HYDE William L. Hyde	Director	March 7, 2011

By: /s/ J. ROGER KING J. Roger King	Director	March 7, 2011

By: /s/ LEA ANNE S. OTTINGER Lea Anne S. Ottinger	Director	March 7, 2011

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. as of December 28, 2010 and December 29, 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 28, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BJ’s Restaurants, Inc. at December 28, 2010 and December 29, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BJ’s Restaurants, Inc.’s internal control over financial reporting as of December 28, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

March 9, 2011

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 28, 2010	December 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$31,518	$44,906
Investments	21,674	–
Accounts and other receivables	10,041	13,193
Inventories	4,960	3,994
Prepaids and other current assets	2,844	2,423
Deferred income taxes	11,684	9,782

Total current assets	82,721	74,298

Property and equipment, net	330,108	291,913
Goodwill	4,673	4,673
Non-current investments	1,005	–
Notes receivable	438	538
Other assets, net	11,140	9,700

Total assets	$430,085	$381,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,218	$18,408
Accrued expenses	44,867	37,249

Total current liabilities	64,085	55,657

Deferred income taxes	23,977	17,941
Long-term debt	–	5,000
Other liabilities	54,197	49,545

Total liabilities	142,259	128,143
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 27,322 and 26,774 shares issued and outstanding as of December 28, 2010 and December 29, 2009, respectively	173,957	166,807
Capital surplus	24,766	20,231
Retained earnings	89,103	65,941

Total shareholders’ equity	287,826	252,979

Total liabilities and shareholders’ equity	$430,085	$381,122

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2010	2009	2008
Revenues	$513,860	$426,707	$374,076
Costs and expenses:
Cost of sales	126,078	106,484	94,412
Labor and benefits	178,199	149,075	131,328
Occupancy and operating	109,566	92,204	80,212
General and administrative	34,632	29,484	27,264
Depreciation and amortization	28,878	24,119	19,184
Restaurant opening	5,189	5,327	7,384
Loss on disposal of assets	1,164	312	855
Natural disaster and related	–	–	446
Legal settlements and terminations	–	–	2,086

Total costs and expenses	483,706	407,005	363,171

Income from operations	30,154	19,702	10,905

Other income (expense):
Interest income	124	292	1,824
Interest expense	(90)	(78)	(60)
Loss on investment settlement	–	(1,709)	–
Other income, net	612	379	376

Total other income (expense)	646	(1,116)	2,140

Income before income taxes	30,800	18,586	13,045
Income tax expense	7,638	5,548	2,737

Net income	$23,162	$13,038	$10,308

Net income per share:
Basic	$0.86	$0.49	$0.39

Diluted	$0.82	$0.48	$0.39

Weighted average number of shares outstanding:
Basic	27,073	26,750	26,484

Diluted	28,167	27,147	26,749

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance, January 1, 2008	26,358	$165,578	$12,350	$42,595	$–	$220,523
Exercise of stock options, net	360	1,071	–	–	–	1,071
Stock-based compensation expense	–	–	3,605	–	–	3,605
Tax benefit from stock option exercises	–	–	1,153	–	–	1,153
Other comprehensive income:
Net income	–	–	–	10,308	–	10,308
Net unrealized loss on investments	–	–	–	–	(4,383)	(4,383)

Other comprehensive income	–	–	–	–	–	5,925

Balance, December 30, 2008	26,718	166,649	17,108	52,903	(4,383)	232,277
Exercise of stock options, net	40	158	–	–	–	158
Issuance of restricted stock units	16	–	–	–	–	–
Stock-based compensation expense	–	–	3,093	–	–	3,093
Tax benefit from stock option exercises	–	–	30	–	–	30
Net income	–	–	–	13,038	–	13,038
Reversal of net unrealized loss on investments	–	–	–	–	4,383	4,383

Other comprehensive income	–	–	–	–	–	17,421

Balance, December 29, 2009	26,774	166,807	20,231	65,941	–	252,979
Exercise of stock options, net	509	7,150	–	–	–	7,150
Issuance of restricted stock units	39	–	–	–	–	–
Stock-based compensation expense	–	–	4,188	–	–	4,188
Tax benefit from stock option exercises	–	–	347	–	–	347
Net income	–	–	–	23,162	–	23,162

Balance, December 28, 2010	27,322	$173,957	$24,766	$89,103	$–	$287,826

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2010	2009	2008
Cash flows from operating activities:
Net income	$23,162	$13,038	$10,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,878	24,119	19,184
Deferred income taxes	4,133	5,036	2,211
Stock-based compensation expense	4,005	2,914	3,343
Loss on disposal of assets	1,164	312	855
Loss on investment settlement	–	1,709	–
Natural disaster and related	–	–	596
Changes in assets and liabilities:
Accounts and other receivables	186	(1,400)	1,001
Inventories	(966)	(388)	(1,062)
Prepaids and other current assets	(421)	2,077	(1,056)
Other assets, net	(1,519)	(955)	(233)
Accounts payable	810	3,121	4,509
Accrued expenses	7,618	5,922	5,258
Other liabilities	4,653	14,530	13,284
Landlord contribution for tenant improvements, net	2,966	(1,709)	313

Net cash provided by operating activities	74,669	68,326	58,511
Cash flows from investing activities:
Purchases of property and equipment	(68,031)	(60,015)	(79,183)
Proceeds from investments sold	7,858	31,960	12,600
Purchases of investments	(30,481)	–	(6,500)
Collection of notes receivable	100	95	83
Proceeds from sale of assets	–	–	–

Net cash used in investing activities	(90,554)	(27,960)	(73,000)

Cash flows from financing activities:
Borrowings on line of credit	–	–	22,500
Payments on line of credit	(5,000)	(4,500)	(13,000)
Excess tax benefit from stock-based compensation	347	30	1,153
Proceeds from exercise of stock options	7,150	158	1,071

Net cash provided by (used in) financing activities	2,497	(4,312)	11,724

Net (decrease) increase in cash and cash equivalents	(13,388)	36,054	(2,765)

Cash and cash equivalents, beginning of year	44,906	8,852	11,617

Cash and cash equivalents, end of year	$31,518	$44,906	$8,852

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$–	$–	$–

Cash paid for income taxes	$2,259	$1,412	$1,454

Supplemental disclosure of non-cash financing activity:
For the 52 weeks ended December 28, 2010 and December 29, 2009, $183 and $179 of non-cash stock-based compensation, respectively, was capitalized related to the development and construction of our new restaurants.

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company” or “BJ’s” or in the first person notations “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants then in existence and to develop additional BJ’s restaurants. As of December 28, 2010, we owned and operated 102 restaurants located in California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington. Each of our restaurants is currently operated as a BJ’s Restaurant & Brewery, BJ’s Restaurant & Brewhouse, or BJ’s Pizza & Grill. During fiscal 2010, we opened ten new restaurants. Three of our BJ’s Restaurants & Brewery locations manufacture our signature, proprietary BJ’s beer on the restaurant premises. All of our other restaurants receive their BJ’s beer either from one of these three “brewery” locations and/or third-party contract brewers.

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

Our fiscal year ends on the Tuesday closest to December 31st for financial reporting purposes. Fiscal years 2010, 2009 and 2008 ended on December 28, 2010, December 29, 2009 and December 30, 2008, respectively, and each fiscal year contained 52 weeks.

Segment Disclosure

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“Codification”) Topic No. 280, Segment Reporting, which established standards for disclosures about products and services, geographic areas and major customers. We currently operate in one operating segment: casual dining restaurants, three of which have mircrobreweries which produce BJ’s signature, proprietary beers. Additionally, we operate in one geographic area: the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments, money market funds and certificates of deposit with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair market value.

Investments

Our investment policy restricts the investment of our excess cash balances to instruments with minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities and investment-grade corporate debt securities. Investments and marketable securities, which we have the intent and ability to hold until maturity, are classified as held-to-maturity securities and reported at amortized cost with related gains and losses reflected in earnings. Debt securities classified as available-for-sale securities are reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity

(net of related tax effect) until realized. Any fluctuation in fair value related to investments that are deemed temporary, including any recoveries of previous write-downs, are recorded to accumulated other comprehensive income (loss). Realized gains or losses are determined on the specific identification cost method and recorded as a charge to earnings, when realized.

As of December 28, 2010, all of our investments and marketable securities were classified in the held-to-maturity category. We had no investments and marketable securities as of December 29, 2009. At December 30, 2008, all of our investments and marketable securities were classified in the available-for-sale category even though our liquidity position and requirements, at the time, provided us with the ability to hold such securities to maturity.

Concentration of Credit Risk

Financial instruments which potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents, investments and marketable securities. We currently maintain our day-to-day operating cash balances with a major financial institution. At times, our operating cash balances may be in excess of the FDIC insurance limit. At December 28, 2010, we had approximately $30.5 million of investments, of which $7.8 million were considered cash and cash equivalents, held by institutional brokers. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invests in instruments with minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses in these accounts and believe we are not exposed to significant risk on cash and cash equivalents.

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

Goodwill and Intangible Assets

Management performs impairment testing annually and more frequently if factors and circumstances indicate an impairment may have occurred. Intangible assets with finite lives are amortized over their estimated useful lives. Management has performed its impairment testing and believes that no impairments existed at December 28, 2010.

Included in other assets are trademarks, which are amortized over 10 years.

Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. We believe that no impairment of the carrying value of our long-lived assets existed at December 28, 2010.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point-of-sale. Revenues from the sale of gift cards are deferred and recognized upon redemption. Deferred gift card revenue included in accrued expenses on the accompanying balance sheets was $5.4 million and $4.7 million as of December 28, 2010 and December 29, 2009, respectively. We recognize gift card breakage income when the likelihood of the redemption of the cards becomes remote, which is typically 24 months after original issuance. Gift card breakage income is recorded in “Other income, net” on the Consolidated Statements of Income.

Sales Taxes

Revenues are presented net of sales taxes. The obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2010, 2009, and 2008 was approximately $4.2 million, $5.2 million and $3.3 million, respectively.

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

Loss on Investment Settlement

Loss on investment settlement relates to the confidential settlement agreement reached in December 2009 for the full liquidation of our auction rate securities (“ARS”) investment portfolio with our former broker-dealer for the portfolio. Under the terms of the settlement, we received approximately $27.4 million in cash (including accrued interest) plus the potential for additional recoveries based on the performance of the auction rate securities market over the next three years in exchange for the entire remaining ARS investment portfolio. We recorded a pre-tax loss associated with this settlement of approximately $1.7 million. The related guaranteed future payment is recorded as a long term receivable in non-current assets.

Leases

We leased 98 of our 102 restaurant locations that were open as of December 28, 2010. We account for our leases in accordance with generally accepted accounting principles which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease. The related cash received from the landlord is reflected as “landlord contribution for tenant improvements, net” within operating activities of our Consolidated Statements of Cash Flows.

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

In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in GAAP for leases. While the Exposure Draft addresses new financial accounting rules for both lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for our 99 leased restaurants are accounted for as operating leases, with no related assets and liabilities on our balance sheet. While no fixed date has been determined for the issuance of the final standard, it is generally expected that the final standard will be issued by late 2011. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments classified as held-to-maturity or current assets, accounts receivable, and current liabilities approximate fair values due to the short-term maturity of these instruments. Investments classified as available-for-sale or non-current assets are recorded at fair value based on valuation models and methodologies provided by a third party using “Level 3” inputs when the fair value of the investment cannot be determined based on current trades on the open market. The fair value of long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such obligations. Temporary changes in fair value results in unrealized holding gains and losses being recorded in the “other comprehensive income (loss)” component of shareholders’ equity and does not affect net income for the applicable accounting period. Declines in fair value below our carrying value deemed to be other than temporary are charged against net earnings.

Net Income Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. At December 28, 2010, approximately 664,000 shares of restricted stock units issued to team members were unvested, and were therefore excluded from the calculation of basic earnings per share for the 52 weeks ended December 28, 2010. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted stock units, calculated using the treasury stock method. Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands).

	Fiscal Year
	2010	2009	2008
Numerator:
Net income for basic and diluted net income per share	$23,162	$13,038	$10,308

Denominator:
Weighted-average shares outstanding - basic	27,073	26,750	26,484
Effect of dilutive common stock options and restricted stock units	1,094	397	265

Weighted-average shares outstanding - diluted	28,167	27,147	26,749

At December 28, 2010, December 29, 2009 and December 30, 2008, there were approximately 0.2 million, 1.5 million, and 2.2 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes all changes in equity during a period except those resulting from investment by and distribution to shareholders. Other comprehensive income (loss) reported on our Consolidated Statements of Shareholders’ Equity consist of net income and unrealized gains or losses on available-for-sale investments.

Stock-Based Compensation

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to team members, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units.

We account for equity grants these plans in accordance with the fair value recognition provisions required by generally accepted accounting principles using the modified-prospective-transition method. Compensation expense recognized in the 52 weeks ended December 28, 2010 and December 29, 2009 include (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions; and, (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value-estimates in accordance with the revised provisions under generally accepted accounting principles.

Recent Accounting Pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard literature, promulgated by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other authoritative sources, excluding guidance from the SEC, were superseded by the Codification. All non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combined all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for interim or annual periods ending after September 15, 2009, and impacted our consolidated financial statement disclosures beginning with the quarter ending September 29, 2009. There were no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued a statement on subsequent events (Codification Topic No. 855, Subsequent Events), which established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). This statement requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This statement does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by us. This statement was effective for interim or annual periods ending after June 15, 2009. We implemented the provisions of this statement commencing the quarter ended June 30, 2009. We evaluated for subsequent events through the issuance date of these unaudited consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Reclassifications

Certain reclassifications of prior year’s financial statement amounts have been made to conform to the current year’s format.

2. Investments

Investments consist of the following (in thousands):

	Amortized Cost	Average Maturity
At December 28, 2010
Short-term investments:
U.S. Treasury and direct agency obligations	$6,711	7.7 months
Domestic corporate obligations	14,963	15.7 months

	$21,674

Non-current investments:
Domestic corporate obligations	$1,005	19.0 months

	$1,005

At December 29, 2009

Available-for-sale - ARS investments	$ –

All investments held as of December 28, 2010, are currently classified as held-to-maturity and are reported at amortized cost. Realized gains or losses are determined on the specific identification cost method and recorded on the Consolidated Statements of Income, when realized. The domestic corporate obligations included as non-current investments were issued under the Temporary Loan Guaranty Program of the U.S. Government and are fully insured by the Federal Deposit Insurance Corporation.

In December 2009, we reached a confidential settlement agreement for the full liquidation of our auction rate securities (“ARS”) investment portfolio with our former broker-dealer for the portfolio. These ARS investments were classified as available-for-sale and reported at their fair value with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect). During fiscal year 2009 and prior to the settlement, we received partial redemptions on these ARS investments, totaling $4.2 million. Under the terms of the settlement agreement, we received approximately $27.4 million in cash (including accrued interest) plus the potential for additional recoveries based on the performance of the auction rate securities market over the next three years in exchange for the entire remaining ARS investment portfolio. During 2009, we recorded an associated pre-tax loss on this settlement of approximately $1.7 million. As a result, the prior net unrealized loss on investments was reversed from other comprehensive income during fiscal 2009. The majority of the proceeds from the investment settlement were invested with another broker into investment-grade money market funds. These investments were considered cash equivalents and reported at cost, which approximated fair value at December 29, 2009.

3. Fair Value Measurement

For assets that are measured using quoted market prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. At December 28, 2010, we had approximately $30.5 million of investments, of which $7.8 million are considered cash and cash equivalents, held by institutional brokers. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invests in instruments with minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses in these accounts and believe we are not exposed to significant risk on these investments.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 28, 2010	December 29, 2009
Land	$6,531	$6,453
Building improvements	146,423	126,412
Leasehold improvements	124,958	109,291
Furniture and fixtures	55,041	42,813
Equipment	102,282	83,417

	435,235	368,386
Less accumulated depreciation and amortization	(116,448)	(88,916)

	318,787	279,470
Construction in progress	11,321	12,443

	$330,108	$291,913

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 28, 2010	December 29, 2009
Payroll related	$15,854	$12,974
Workers compensation	6,347	4,113
Deferred revenue from gift cards	5,428	4,743
Sales taxes	3,827	3,432
Landlord contribution for tenant improvements - current	2,642	2,443
Other taxes	2,147	2,516
Other current rent related	2,104	1,729
Legal settlements and terminations	820	841
Other	5,698	4,458

	$44,867	$37,249

6. Commitments and Contingencies

Leases

We lease our restaurant and office facilities under noncancelable operating leases with remaining terms ranging from approximately 1 to 20 years with renewal options ranging from 5 to 20 years. Rent expense for fiscal 2010, 2009, and 2008 was $23.3 million, $20.6 million, and $18.3 million, respectively.

We have certain operating leases, which contain fixed rent escalation clauses. Rent expense for these leases has been calculated on the straight-line basis over the term of the leases, resulting in deferred rent of approximately $13.0 million and $11.1 million at December 28, 2010 and December 29, 2009, respectively. The deferred rent is included in other liabilities on the accompanying balance sheet and will be amortized to rent expense over the life of the leases.

A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, above the minimum, for fiscal 2010, 2009, and 2008 were approximately $3.5 million, $3.1 million and $3.1 million, respectively.

Future minimum annual rental payments under noncancelable operating leases are as follows (in thousands):

2011	$21,867
2012	21,696
2013	21,243
2014	21,111
2015	20,217
Thereafter	198,575

$304,709

Additionally, we have entered into lease agreements related to the construction of future restaurants with commencement dates subsequent to December 28, 2010. Our aggregate future commitment relating to these leases is $13.2 million.

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

The following paragraphs describe certain legal matters recently settled or pending:

Labor Related Matters

On February 5, 2004, a former team member of ours, on behalf of herself and allegedly other team members, filed a class action complaint in Los Angeles County, California, Superior Court, and on March 16, 2004, filed an amended complaint alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and, (8) disgorgement of illicit profits. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. During September 2004, the plaintiff stipulated to binding arbitration of the action. On March 2, 2008, and again on March 19, 2008, one of plaintiff’s attorneys filed a notice with the California Labor and Workforce Development Agency, alleging failure to keep adequate pay records and to pay plaintiff minimum wage. To our knowledge, the Agency has not responded to either of these notices. In November 2008, the parties agreed to settle this matter subject to final approval from the arbitrator and confirmation from the court. The arbitrator approved the settlement and the arbitration in September 2010. The arbitrator signed a judgment that dismissed the arbitration in October 2010. The judgment was processed for final court confirmation and confirmed by the court, with a Notice of Entry entered in December 2010. The 60-day period for appealing the Court Order expired in February 2011 and, as a result, the administration of funding the settlement has commenced. The terms of this proposed settlement are not considered by us to be material to our consolidated financial position.

On April 6, 2009, a team member filed a class action complaint in Orange County, California, Superior Court on behalf of himself and allegedly other team members. The complaint alleges causes of action for failure to pay plaintiff and other alleged class members regular wages and overtime pay, failure to maintain the designated wage scale and secret payment of lower wages, the greater of actual damages or penalties for failure to provide accurate wage statements, and restitution of wages and injunction for violation of California Business and Professions Code. The complaint also seeks interest, attorneys’ fees and costs. On October 1, 2010, the court preliminarily approved a proposed settlement of this action as requested by the parties and set a final approval hearing for February 18, 2011. The 60-day period for appealing the Court Order and Judgment will expire on or about May 1, 2011. The terms of this proposed settlement are not considered by us to be material to our consolidated financial position.

On February 4, 2009, a team member, on behalf of himself and allegedly other team members filed a class action complaint in Fresno County, California, Superior Court, which complaint was served on us in the second quarter of 2009. The complaint alleges causes of action for failure to pay wages for on-call time, for violation of California Business and Professional Code and for penalties for unpaid wages. The complaint also seeks a constructive trust on money found unlawfully acquired, an injunction against failure to pay wages, restitution, interest, attorney’s fees and costs. On August 14, 2009, a first amended complaint was filed, in which two other team members joined the action as plaintiffs. An answer to the operative complaint, denying the allegations, has been filed and we are in the process of continuing discovery. We intend to vigorously defend our position in this action.

On August 25, 2009, a former team member of ours filed a lawsuit in Los Angeles County, California, Superior Court, on behalf of himself and allegedly other team members, namely our California restaurant assistant managers, kitchen managers and other managers. The complaint, as amended, alleges our California restaurant assistant managers are not exempt for compensation purposes and alleges causes of action for failure to pay overtime wages, failure to provide meal breaks and rest periods, failure to pay wages timely, penalties for unpaid wages, failure to provide accurate wage statements, failure to keep accurate payroll records, violation of California Business and Professions Code, and failure to reimburse class members for business expenses. The complaint also seeks unspecified damages, restitution, an injunction against unfair practices, interest, attorneys’ fees and costs. In January 2010, on our motion, the Court ordered the venue of the case moved to Orange County. The motion to transfer the case was granted. A second amended complaint was filed similar to the first amended complaint except stated in greater detail. We filed a demurrer and a motion to strike portions of the second amended complaint. As a result, the team member conceded on some of the issues raised and the court permitted him to file a third amended complaint. We have responded to the third amended complaint and intend to vigorously defend our position in this action.

Letters of Credit

We have irrevocable standby letters of credit outstanding as required under the our workers’ compensation policy that total $4.4 million as of December 28, 2010, which automatically renews each October 31 for one year unless 30 day notice, prior to such renewal date, is given by the bank. The standby letters of credit have been issued under our $45 million line of credit and therefore reduce the amount available for borrowing under the credit facility.

Other Commitments

We have severance and employment agreements with certain of our executive officers that provide for payments to those officers in the event of a termination of their employment as a result of a change in control of or without cause, as defined in those agreements. Aggregate payments totaling approximately $1.8 million would have been required by those agreements had all such officers terminated their employment for those reasons as of December 28, 2010.

7. Long-Term Debt

Line of Credit

We have a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012, and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements as needed. As of December 28, 2010, there were no borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $4.4 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At December 28, 2010, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. At December 28, 2010, interest paid on the funded borrowings under the Line of Credit was approximately $22,000, of which $14,000 related to the fifty-two weeks ended December 28, 2010. The weighted average interest rate was approximately 1.1%.

8. Shareholders’ Equity

Preferred Stock

We are authorized to issue five million shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at December 28, 2010 or December 29, 2009. We currently have no plans to issue shares of preferred stock.

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

On June 8, 2010, at our annual shareholder meeting, our shareholders approved an amendment to our Articles of Incorporation to increase the total number of authorized shares of our common stock from 60,000,000 shares to 125,000,000. The additional common stock authorized by the adoption of this amendment has rights identical to our previously outstanding common stock, as described above.

9. Income Taxes

The income tax expense (benefit) consists of the following for the last three fiscal years (in thousands):

	Fiscal Year
	2010	2009	2008
Current:
Federal	$1,779	$(722)	$(227)
State	1,726	1,234	753

	3,505	512	526
Deferred:
Federal	4,759	4,921	2,007
State	(626)	115	204

	4,133	5,036	2,211

Provision for income taxes	$7,638	$5,548	$2,737

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the last three fiscal years:

	Fiscal Year
	2010	2009	2008
Income tax at statutory rates	35.0%	35.0%	35.0%
Permanent differences	(1.4)	0.2	(3.6)
State income taxes, net of federal benefit	2.3	4.7	4.8
Income tax credits	(9.9)	(11.3)	(14.1)
Other, net	(1.2)	1.3	(1.1)

	24.8%	29.9%	21.0%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	December 28, 2010	December 29, 2009
Property and equipment	$(32,494)	$(25,220)
Goodwill	(1,957)	(1,823)
Investments	292	701
Accrued expense and other liabilities	12,344	10,097
Stock-based compensation	3,243	3,753
Income tax credits	9,160	7,248
Other	(2,881)	(2,703)

Subtotal	(12,293)	(7,947)
Valuation allowance	-	(212)

Net deferred income taxes	$(12,293)	$(8,159)

At December 28, 2010, we had federal and California income tax credit carryforwards of approximately $7.9 million and $1.3 million, respectively, consisting primarily of the credit for FICA taxes paid on reported team member tip income and California enterprise zone credits. The FICA tax credits will begin to expire in 2030 and the California enterprise zone credits do not expire.

Our deferred tax assets are subject to periodic recoverability assessments. The valuation allowance of $0.2 million recorded to other comprehensive income at December 29, 2009, was reversed in fiscal 2010. We believe that it is more likely than not that the deferred tax asset related to long-term capital losses from the settlement of ARS investments will be realized. In addition, the valuation allowance of $1.8 million related to unrealized losses on investments that was recorded to other comprehensive income at December 30, 2008 was reversed in fiscal 2009 as a result of the settlement of ARS investments.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 28, 2010, the amount recorded for interest and penalties changed for tax positions taken in the current year. As of December 28, 2010, unrecognized tax benefits recorded was approximately $948,000, of which approximately $150,000, if reversed, would impact our effective tax rate. We anticipate a decrease of $798,000 to our liability for unrecognized tax benefits within the next twelve-month period due to the settlement of potential outstanding liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$168
Reductions based on tax positions taken during the current period	(13)

Balance at December 30, 2008	155
Reductions based on tax positions taken during the current period	(10)

Balance at December 29, 2009	145
Additions based on tax positions taken during the current period	803

Balance at December 28, 2010	$948

Our uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of December 28, 2010, the earliest tax year still subject to examination by the Internal Revenue Service is 2007. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2006.

10. Stock-Based Compensation Plans

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to team members, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units.

On June 8, 2010, at our annual shareholder meeting, our shareholders approved an amended 2005 Equity Incentive Plan which, among other things, (i) increased the number of shares available for issuance by 1,200,000 shares, (ii) changed the fungible ratio on restricted stock awards from 2:1 to 1.5:1, (iii) extended the termination date of the 2005 Equity Incentive Plan to 10 years following the date of approval by the shareholders, and (iv) made certain other administrative changes.

As of December 28, 2010, approximately 1.7 million shares were available for future issuance under the Plan. Shares subject to stock options and stock appreciation rights are charged against the Plan share reserve on the basis of one share for each one share granted while shares subject to other types of awards, including restricted stock units, are currently charged against the Plan share reserve on the basis of 1.5 shares for each one share granted. The Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to a team member during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

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

Since 2008, we have also issued RSUs as a component of the annual equity grant award to officers and other team members under our 2005 Equity Incentive Plan. Under our 2005 Equity Incentive Plan we have issued approximately 664,000 RSUs as of December 28, 2010, for both the GSSOP program and as part of the annual equity grant awards. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire 10 years from date of grant. RSUs generally vest at 20% per year for other RSU grantees and generally cliff vest at 100% after five years for GSSOP participants.

We account for equity grants these plans in accordance with the fair value recognition provisions required by generally accepted accounting principles using the modified-prospective-transition method. Compensation expense recognized in the 52 weeks ended December 28, 2010 and December 29, 2009, include (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions; and, (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value-estimates in accordance with the revised provisions under generally accepted accounting principles.

The following table presents information related to stock-based compensation (in thousands):

	Fiscal Year
	2010	2009	2008

Labor and benefits stock-based compensation	$1,123	$602	$849

General and administrative stock-based compensation	$2,882	$2,312	$2,494

Capitalized stock-based compensation (1)	$183	$179	$262

(1) Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2010	2009	2008

Expected volatility	34.66%	80.20%	45.95%

Risk free interest rate	2.49%	1.64%	3.23%

Expected option life	5 years	5 years	5 years

Dividend yield	0%	0%	0%

Fair value of options granted	$6.93	$7.15	$6.15

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

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at January 1, 2008	2,174	$13.79	1,266	$10.36
Granted	237	$15.28
Exercised	(359)	$2.98
Forfeited	(29)	$19.10

Outstanding options at December 30, 2008	2,023	$15.82	1,321	$14.50
Granted	357	$11.16
Exercised	(41)	$3.92
Forfeited	(72)	$18.48

Outstanding options at December 29, 2009	2,267	$15.21	1,497	$15.32
Granted	546	$19.94
Exercised	(509)	$14.04
Forfeited	(260)	$18.37

Outstanding options at December 28, 2010	2,044	$16.37	1,087	$15.59

Information relating to significant option groups outstanding at December 28, 2010, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.00 – $ 5.00	75	0.44	$3.65	75	0.44	$3.65
$ 5.01 – $10.00	72	4.78	$9.35	50	3.38	$9.35
$10.01 – $15.00	751	5.37	$12.71	524	4.25	$13.61
$15.01 – $20.00	762	7.85	$18.42	157	5.87	$17.68
$20.01 – $25.00	364	5.65	$22.55	281	4.94	$22.43
$25.01 – $30.00	-	-	-	-	-	-
$30.01 – $35.00	-	-	-	-	-	-
$35.01 – $40.00	20	9.83	$35.13	-	-	-

$ 0.00 – $40.00	2,044	6.19	$16.37	1,087	4.36	$15.59

As of December 28, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was $4.1 million, which is expected to be recognized over the remaining five years.

Restricted Stock Units

Restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding RSUs at January 1, 2008	253	$20.30
Granted	249	$12.82
Vested	–	$–
Forfeited	(26)	$18.50

Outstanding RSUs at December 30, 2008	476	$16.27
Granted	275	$11.95
Vested or released	(16)	$14.85
Forfeited	(85)	$14.07

Outstanding RSUs at December 29, 2009	650	$14.77
Granted	113	$24.98
Vested or released	(39)	$12.74
Forfeited	(60)	$16.30

Outstanding RSUs at December 28, 2010	664	$16.48

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). We recorded stock-based compensation expense related to RSUs of approximately $1.8 million during the 52 weeks ended December 28, 2010. In addition, total unrecognized stock-based compensation expense related to non-vested restricted shares was approximately $5.1 million, which is expected to be generally recognized over the remaining five years.

11. Team Member Benefit Plans

We maintain a voluntary, contributory 401(k) plan for all eligible team members. Team members may elect to contribute up to 100% of their earnings, up to the IRS maximum for the plan year of participation. Additionally, eligible participants may also elect allowable catch-up contributions as provided for by the IRS. Our executive officers and other highly compensated team members are not eligible to participate in the 401(k) plan. Team member contributions are matched by the Company at a rate of 33% for the first 6% of deferred earnings. We contributed approximately $211,000, $159,000 and $129,000 in fiscal 2010, 2009 and 2008, respectively.

In April 2009, we also established the BJ’s Restaurants, Inc. Deferred Compensation Plan (“DCP”). The DCP is a non-qualified deferred compensation plan for our executive officers and other highly compensated team members as defined in the DCP who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating team members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by the Company’s compensation committee. During fiscal 2010, there were no contributions made or accrued by the Company. We pay for related administrative costs, which were not significant during fiscal 2010. Team member deferrals are deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts is reflected in “Other assets, net” on our Consolidated Balance Sheets. Our obligation to participating team members is reflected in noncurrent “Other liabilities.” All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Income.

12. Related Party Transactions

As of December 28, 2010, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.6% of our outstanding common stock. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, is currently our largest supplier of food, beverage and paper products servicing our restaurants in California and Nevada, while other DMA system distributors service our restaurants in all other states. We also believe that Jacmar and its affiliates are the controlling shareholder of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our extensive competitive bidding process that resulted in three-year agreements in July 2006 and again in July 2009. Jacmar supplied us with $58.0 million, $51.0 million and $46.8 million of food, beverage, paper products and supplies for fiscal 2010, 2009 and 2008, respectively. These costs represent 24.6%, 25.7% and 26.8% of our total cost of sales and operating and occupancy costs for fiscal 2010, 2009 and 2008, respectively. We had trade payables due to Jacmar related to these products of $3.7 million and $3.6 million at December 28, 2010 and December 29, 2009, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and included in total cost of sales.

13. Selected Consolidated Quarterly Financial Data (Unaudited)

Our summarized unaudited consolidated quarterly financial data is as follows (in thousands, except per share data):

	March 30, 2010	June 29, 2010	September 28, 2010	December 28, 2010
Total revenues	$121,686	$130,497	$128,781	$132,896
Income from operations	$5,716	$8,559	$7,432	$8,447
Net income	$4,350	$6,334	$5,541	$6,937
Diluted net income per share	$0.16	$0.23	$0.20	$0.24

	March 31, 2009	June 30, 2009	September 29, 2009	December 29, 2009
Total revenues	$102,425	$107,743	$103,904	$112,635
Income from operations	$5,145	$6,201	$4,401	$3,955
Net income	$3,759	$4,389	$3,169	$1,721
Diluted net income per share	$0.14	$0.16	$0.12	$0.06

Diluted net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.