Form 10-Q
period 2011-03-29
BJs RESTAURANTS INC
filed 2011-05-04
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2011

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

As of April 29, 2011, there were 27,552,507 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended March 29, 2011

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 29, 2011	December 28, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	29,906	$31,518
Investments	18,152	21,674
Accounts and other receivables	8,987	10,041
Inventories	5,432	4,960
Prepaids and other current assets	2,034	2,844
Deferred income taxes	10,696	11,684

Total current assets	75,207	82,721

Property and equipment, net	337,065	330,108
Non-current investments	1,991	1,005
Goodwill	4,673	4,673
Notes receivable	413	438
Other assets, net	11,605	11,140

Total assets	$430,954	$430,085

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,857	$19,218
Accrued expenses	37,055	44,867

Total current liabilities	50,912	64,085

Deferred income taxes	24,462	23,977
Long-term debt	–	–
Other liabilities	55,815	54,197

Total liabilities	131,189	142,259

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 27,558 and 27,322 shares issued and outstanding as of March 29, 2011 and December 28, 2010, respectively	176,083	173,957
Capital surplus	27,384	24,766
Retained earnings	96,298	89,103

Total shareholders’ equity	299,765	287,826

Total liabilities and shareholders’ equity	$430,954	$430,085

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended
	March 29, 2011	March 30, 2010
Revenues	$144,862	$121,686
Costs and expenses:
Cost of sales	35,720	30,064
Labor and benefits	50,465	43,420
Occupancy and operating	29,316	26,012
General and administrative	9,918	8,474
Depreciation and amortization	7,947	6,731
Restaurant opening	1,001	1,129
Loss on disposal of assets	385	140

Total costs and expenses	134,752	115,970

Income from operations	10,110	5,716

Other income (expense):
Interest income	32	29
Interest expense	(28)	(21)
Other income, net	238	236

Total other income	242	244

Income before income taxes	10,352	5,960

Income tax expense	3,157	1,610

Net income	$7,195	$4,350

Net income per share:
Basic	$0.26	$0.16

Diluted	$0.25	$0.16

Weighted average number of shares outstanding:
Basic	27,426	26,872

Diluted	28,837	27,723

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirteen Weeks Ended
	March 29, 2011	March 30, 2010
Cash flows from operating activities:
Net income	$7,195	$4,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,947	6,731
Deferred income taxes	1,473	671
Stock-based compensation expense	1,044	1,004
Loss on disposal of assets	385	140
Changes in assets and liabilities:
Accounts and other receivables	1,409	1,722
Inventories	(472)	(321)
Prepaids and other current assets	810	1,453
Other assets, net	(486)	(446)
Accounts payable	(5,361)	1,502
Accrued expenses	(7,812)	(15,398)
Other liabilities	1,618	1,494
Landlord contribution for tenant improvements, net	(355)	1,616

Net cash provided by operating activities	7,395	4,518

Cash flows from investing activities:
Purchases of property and equipment	(15,237)	(12,035)
Proceeds from investments sold	6,540	66
Purchases of investments	(3,990)	(15,036)
Collection of notes receivable	25	25

Net cash used in investing activities	(12,662)	(26,980)

Cash flows from financing activities:
Payments on line of credit	–	(2,500)
Excess tax benefit from stock-based compensation	1,529	250
Proceeds from exercise of stock options	2,126	2,207

Net cash provided by (used in) financing activities	3,655	(43)

Net decrease in cash and cash equivalents	(1,612)	(22,505)

Cash and cash equivalents, beginning of period	31,518	44,906

Cash and cash equivalents, end of period	$29,906	$22,401

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$–	$–

Cash paid for income taxes	$25	$14

Supplemental disclosure of non-cash financing activity:
Stock-based compensation capitalized	$45	$46

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

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to requirements of the Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 28, 2010. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 28, 2010, has been derived from our audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s presentation to conform to the current year’s presentation.

2.  INVESTMENTS

Our investment policy restricts the investment of our excess cash balances to instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Investments and marketable securities, which we have the intent and ability to hold until maturity, are classified as held-to-maturity securities and reported at amortized cost. Realized gains or losses are determined on the specific identification cost method and recorded as a charge to earnings, when realized.

As of March 29, 2011 and December 28, 2010, all of our investments and marketable securities were classified in the held-to-maturity category and consisted of the following (in thousands):

	March 29, 2011		December 28, 2010
	Amortized Cost	Average Maturity (1)	Amortized Cost	Average Maturity (1)
Short-term investments:
U.S. Treasury and direct agency obligations	$5,000	6 months	$6,711	2 months
Domestic corporate obligations	13,152	9 months	14,963	10 months

	$18,152		$21,674

Non-current investments:
U.S. Treasury and direct agency obligations	$1,991	21 months	–
Domestic corporate obligations	–		$1,005	15 months

	$1,991		$1,005

(1)	Average maturity is determined from the respective balance sheet dates as reported in the table to original maturity date for each investment type.

The domestic corporate obligations included as non-current investments were issued under the Temporary Loan Guaranty Program of the U.S. Government and are fully insured by the Federal Deposit Insurance Corporation.

3.  FAIR VALUE MEASUREMENT

For assets that are measured using quoted market prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. At March 29, 2011, we had approximately $30.5 million of investments, of which $10.4 million were considered cash and cash equivalents, held by institutional brokers and the remaining $20.1 million of investments were classified as held-to-maturity securities and reported at amortized cost. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invest in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses on these investments to date, and we believe that we are not exposed to significant risk of loss on these investments.

4.  LONG-TERM DEBT

Line of Credit

We have a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012, and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements as needed. As of March 29, 2011, there were no borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $4.4 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At March 29, 2011, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012.

5.  NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options and restricted stock units issued by the Company to sell common stock at set prices were exercised. The consolidated financial statements present basic and diluted net income per share. Common share equivalents included in the diluted computation represent shares to be issued upon assumed exercises of outstanding stock options and the assumed lapsing of the restrictions on restricted stock units using the treasury stock method.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands).

	For The Thirteen Weeks Ended
	March 29, 2011	March 30, 2010
Numerator:
Net income for basic and diluted net income per share	$7,195	$4,350

Denominator:
Weighted average shares outstanding – basic	27,426	26,872
Effect of dilutive common stock options and restricted stock units	1,411	851

Weighted average shares outstanding – diluted	28,837	27,723

For the thirteen weeks ended March 29, 2011 and March 30, 2010, there were approximately 127,000 and 976,000 shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6.  RELATED PARTY

As of March 29, 2011, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.5% of our outstanding common stock. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, is currently our largest supplier of food, beverage, paper products and supplies servicing our restaurants in California and Nevada, while other DMA system distributors service our restaurants in all other states. We also believe that Jacmar and its affiliates are the controlling shareholder of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our extensive competitive bidding process that resulted in three-year agreements in July 2006 and again in July 2009. Jacmar supplied us with $15.8 million and $14.2 million of food, beverage, paper products and supplies for the thirteen weeks ended March 29, 2011 and March 30, 2010, respectively, which represents 24.3% and 25.3% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $3.1 million and $2.5 million, at March 29, 2011 and March 30, 2010, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and included in total cost of sales.

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

Since 2008, we have also issued RSUs as a component of the annual equity grant award to officers and other team members under our 2005 Equity Incentive Plan. Under our 2005 Equity Incentive Plan we have issued approximately 637,000 RSUs as of March 29, 2011, for both the GSSOP program and as part of the annual equity grant awards. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire 10 years from date of grant. RSUs generally vest at 20% per year for other RSU grantees and generally cliff vest at 100% after five years for GSSOP participants.

We account for equity grants under these plans in accordance with the fair value recognition provisions required by generally accepted accounting principles using the modified-prospective-transition method. Compensation expense recognized in the thirteen weeks ended March 29, 2011 and March 30, 2010, include (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions; and, (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value-estimates in accordance with the revised provisions under generally accepted accounting principles.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended
	March 29, 2011	March 30, 2010
Labor and benefits stock-based compensation	$364	$226

General and administrative stock-based compensation	$680	$778

Capitalized stock-based compensation (1)	$45	$46

(1) Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The exercise price of the stock options under the Company’s stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five and expire ten years from date of grant. Stock option activity during the thirteen weeks ended March 29, 2011, was as follows:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at December 28, 2010	2,044	$16.37	1,087	$15.59
Granted	95	$36.58
Exercised	(189)	$11.89
Forfeited	(7)	$34.56

Outstanding options at March 29, 2011	1,943	$17.72	1,089	$16.34

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	March 29, 2011	March 30, 2010
Expected volatility	39.8%	34.2%

Risk free interest rate	2.0%	2.6%

Expected option life	5 years	5 years

Dividend yield	0%	0%

Fair value of options granted	$13.29	$6.58

Generally accepted accounting principles require us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of March 29, 2011, total unrecognized stock based compensation expense related to non-vested stock options was $4.7 million, which is expected to be generally recognized over the next five years.

Restricted Stock Units

Restricted stock unit activity during the thirteen weeks ended March 29, 2011, was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding RSUs at December 28, 2010	664	$16.48
Granted	37	$35.88
Vested or released	(52)	$11.88
Forfeited	(12)	$21.24

Outstanding RSUs at March 29, 2011	637	$17.89

The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock-based compensation expense related to RSUs of approximately $546,000 during the thirteen weeks ended March 29, 2011. In addition, total unrecognized stock-based compensation expense related to non-vested RSUs was $5.5 million, which is expected to be generally recognized over the next five years.

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

As of March 29, 2011, unrecognized tax benefits recorded were approximately $957,000. Of this amount, approximately $151,000, would impact our effective tax rate if ultimately recognized, and the remaining $806,000 would impact our taxes payable and deferred tax accounts if ultimately recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 28, 2010	$948
Additions based on tax positions taken during the current period	9

Balance at March 29, 2011	$957

Our uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of March 29, 2011, the earliest tax year still subject to examination by the Internal Revenue Service is 2007. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2006.

9.  DIVIDEND POLICY AND STOCK REPURCHASES

We have not paid any cash dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our restaurant and brewing operations, remodeling of existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay cash dividends in the future, such payments would be at the discretion of the Board of Directors. We did not have any stock repurchases during the thirteen weeks ended March 29, 2011.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q, as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2010, are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known, or that are currently deemed by us to be immaterial that may ultimately adversely affect our business, financial condition and/or operating results. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from “forward-looking” statements described in this document. These “forward-looking” statements include, among others, statements concerning:

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

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2010.

GENERAL

As of April 29, 2011, we owned and operated 104 restaurants located in the states of California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse® which receives the beer it sells from one of our breweries or an approved third-party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ’s Pizza & Grill® which is a smaller format, full service restaurant. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our BJ’s Restaurant & Brewery restaurants feature in-house brewing facilities where BJ’s proprietary handcrafted beers are produced for some of our restaurants. Currently, three of our restaurants have active brewing operations. The remainder of our proprietary beer requirements is provided by third-party craft brewers (“contract brewers’).

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

Cost of sales is comprised of food and beverages. The components of cost of sales are variable and typically fluctuate directly with sales volumes. Labor and benefit costs include direct hourly and management wages, bonuses and payroll taxes and fringe benefits for restaurant employees.

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

While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially. We currently have two leases for restaurant locations that will expire during the next nine months, and we are currently evaluating the desirability of renewing those leases.

In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 29, 2011 and March 30, 2010, are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended
	March 29, 2011	March 30, 2010
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	24.7	24.7
Labor and benefits	34.8	35.7
Occupancy and operating	20.2	21.4
General and administrative	6.8	7.0
Depreciation and amortization	5.5	5.5
Restaurant opening	0.7	0.9
Loss on disposal of fixed assets	0.3	0.1

Total costs and expenses	93.0	95.3

Income from operations	7.0	4.7

Other income (expense):
Interest income	–	–
Interest expense	–	–
Other income, net	0.2	0.2

Total other income	0.2	0.2

Income before income taxes	7.2	4.9

Income tax expense	2.2	1.3

Net income	5.0%	3.6%

Thirteen Weeks Ended March 29, 2011 (first quarter of 2011) Compared to Thirteen Weeks Ended March 30, 2010 (first quarter of 2010).

Revenues. Total revenues increased by $23.2 million, or 19.0%, to $144.9 million during the thirteen weeks ended March 29, 2011, from $121.7 million during the comparable thirteen week period of 2010. The $23.2 million increase in revenues consisted of an increase of approximately $14.6 million in sales from new restaurants not yet in our comparable restaurant sales base, plus an approximate $8.6 million or 7.8% increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an estimated effective menu price increase factor of approximately 3.5%, coupled with increased guest counts and a favorable menu mix shift.

Our restaurants, like most in casual dining, are impacted by inflationary pressures for the costs of certain commodities, labor and other operating expenses. We attempt to offset the impact of inflation on our cost structure with purchasing economies of scale, productivity and efficiency improvements, menu merchandising and menu price increases. If our guests do not accept our menu price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of any menu price increase could be negated and our operating margins could be impacted. We currently expect our effective menu price increase for fiscal 2011 on an annualized basis to be in the 3% range. However, depending on inflationary pressures and general economic conditions for consumer discretionary spending, our full year menu pricing for fiscal 2011 may be greater or less than our current expectations. Additionally, to help protect guest traffic and to respond to the actions of our competitors, we may consider the promotion of selective menu offerings or introduce new menu offerings at reduced or lower price points which could have the effect of further reducing any benefit from menu price increases. As a relatively small casual dining restaurant chain, we do not have the financial resources to match the marketing and advertising spending levels of our larger casual dining competitors. Accordingly, increased marketing and advertising spending by our larger competitors may also adversely impact general levels of guest traffic in our restaurants. Furthermore, we believe that our guest traffic levels, among other items, will also be dependent upon consumer confidence, discretionary consumer spending and other economic conditions including energy prices, commodity inflation and overall employment.

All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 28, 2010, can impact comparable sales. As of April 29, 2011, the cost of many food commodities and energy costs, including gasoline, were experiencing significant increases in general, both domestically as well as internationally. This could result in reduced consumer discretionary income and restaurant visits in general, as well as increased resistance to accept menu price increases. Accordingly, there can be no assurance that increases in comparable sales will be achieved as a result of increased menu prices or other factors.

Cost of Sales. Cost of sales increased by $5.7 million, or 18.8%, to $35.7 million during the thirteen weeks ended March 29, 2011, from $30.1 million during the comparable thirteen week period of 2010. While as a percentage of revenues, cost of sales remained the same at 24.7% for the current thirteen week period as compared to the comparable thirteen week period in 2010, we did experience higher overall commodity costs for the majority of our food and beverage ingredients. These increased commodity costs were offset by increased revenues from our estimated effective menu price increases, coupled with some efficiencies gained from the rollout of our automated food preparation system that enabled us to reduce food waste.

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

We provide our customers a large variety of menu items and therefore we are not overly dependent on a single group of commodities. However, based on current trends we believe the overall cost environment for food commodities will remain under significant pressure during 2011 and very likely into 2012, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. While we continue to work with our suppliers to control food costs, and while we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not significantly increase due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items, or where we have currently chosen not to contract for long periods of time. There are also certain commodity items, such as certain produce items, in which the contracts principally consist of “collar” agreements whereby the costs are subject to floors and ceilings.

The cost to produce and distribute our proprietary beer is included in our cost of sales. We currently have qualified as many as four contract brewers to produce our high-quality handcrafted beer, and are currently using two of these contract brewers in fiscal 2011. For fiscal 2011, we currently anticipate that our qualified contract brewers will produce approximately 70% of our estimated requirement of approximately 60,000 barrels for the year. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers; however, we may eventually decide to also move the majority of this production to contract brewers as we continue to grow our restaurant base and therefore increase our demand for our proprietary beer. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. Additionally, this allows our brewery department to focus on creating and developing distinctive and unique beer flavors for us as opposed to focusing on the production and logistics of large scale brewing. As a result, over the next several years, we expect that the production cost of our larger-volume proprietary beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer. However, freight costs from our contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and negotiate more favorable terms with our transportation vendors.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $7.0 million, or 16.2%, to $50.5 million during the thirteen weeks ended March 29, 2011, from $43.4 million during the comparable thirteen week period of 2010. This increase was primarily due to the opening of 10 new restaurants since the thirteen weeks ended March 30, 2010. As a percentage of revenues, labor and benefit costs decreased to 34.8% for the current thirteen week period from 35.7% for the prior year comparable thirteen week period. This percentage decrease is primarily due to our ability to leverage our fixed and semi-fixed hourly and management labor as a result of our 7.8% increase in comparable restaurant sales during the thirteen weeks ended March 29, 2011. Included in labor and benefits for the thirteen weeks ended March 29, 2011 and March 30, 2010, was approximately $364,000 and $226,000, or 0.3% and 0.2% of revenues, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program, respectively. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

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

Occupancy and Operating. Occupancy and operating expenses increased by $3.3 million, or 12.7%, to $29.3 million during the thirteen weeks ended March 29, 2011, from $26.0 million during the comparable thirteen week period of 2010. The increase reflects additional operating and occupancy expenses related to 10 new restaurants opened since the thirteen weeks ended March 30, 2010. As a percentage of revenues, occupancy and operating expenses decreased to 20.2% for the current thirteen week period from 21.4% for the prior year comparable thirteen week period. This percentage decrease was primarily due to our ability to leverage the fixed and semi-fixed component of these expenses as a result of higher comparable sales.

General and Administrative. General and administrative expenses increased by $1.4 million, or 17.0%, to $9.9 million during the thirteen weeks ended March 29, 2011, from $8.5 million during the comparable thirteen week period of 2010. Included in general and administrative costs for the thirteen weeks ended March 29, 2011 and March 30, 2010, is $680,000 and $778,000, respectively, of stock-based compensation expense. The increase in general and administrative costs was primarily due to planned higher field supervision and support costs, coupled with higher legal and recruiting costs. As a percentage of revenues, general and administrative expenses slightly decreased to 6.8% for the current thirteen week period as compared to 7.0% for the prior year comparable thirteen week period. This percentage decrease was due to our ability to leverage the fixed component of these expenses as a result of increased revenues from new restaurant openings and comparable sales increases.

Depreciation and Amortization. Depreciation and amortization increased by $1.2 million, or 18.1%, to $7.9 million during the thirteen weeks ended March 29, 2011, from $6.7 million during the comparable thirteen week period of 2010. The increase reflected the additional depreciation expenses related to 10 new restaurants opened since the thirteen weeks ended March 30, 2010. As a percentage of revenues, depreciation and amortization remained the same at 5.5% for the current thirteen week period as compared to the prior year comparable thirteen week period.

Restaurant Opening. Restaurant opening expense slightly decreased by $0.1 million, or 11.3%, to $1.0 million during the thirteen weeks ended March 29, 2011, from $1.1 million during the comparable thirteen week period of 2010. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. We opened two new restaurants in the first quarter of 2011 in Tyler, Texas and Sacramento, California, as compared to two new restaurants opened and the re-opening of our expanded and remodeled BJ’s Pizza & Grill restaurant in Huntington Beach, California in the first quarter of 2010. As of April 29, 2011, we currently expect to open three restaurants during the second quarter for fiscal 2011; as many as four restaurants during the third quarter; and, as many as three to four new restaurants during the fourth quarter. The actual timing of restaurant openings is inherently difficult to precisely predict and is subject to weather conditions and other factors outside of our control, including factors that are under the control of the Company’s landlords, municipalities and contractors.

Loss on Disposal of Assets. The loss on disposal of assets increased by $245,000, to approximately $385,000 or 0.3% of revenues, during the thirteen weeks ended March 29, 2011, as compared to $140,000 during the comparable thirteen week period of 2010. These costs for the current thirteen week period were related to the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities. Fixed asset disposals during the first quarter of 2010 primarily related to the expansion and remodeling of our BJ’s Pizza & Grill restaurant in Huntington Beach, California.

Interest Income. Interest income increased to $32,000 during the thirteen weeks ended March 29, 2011, from $29,000 during the comparable thirteen week period of 2010. This increase was primarily due to the slightly higher investment balances compared to the same thirteen week period of 2010.

Interest Expense. Interest expense increased to $28,000 during the thirteen weeks ended March 29, 2011, from $21,000 during the comparable thirteen week period of 2010.

Other Income, Net. Net other income increased to $238,000 during the thirteen weeks ended March 29, 2011, from $236,000 during the comparable thirteen week period of 2010, an increase of $2,000. This increase is primarily due to income recognized from gift card breakage. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended March 29, 2011, was 30.5% compared to 27.0% for the comparable thirteen week period of 2010. The effective income tax rate for the thirteen weeks ended March 29, 2011, differs from the statutory income tax rate primarily due to FICA tip credits and the non-deductibility of incentive stock options that were granted prior to fiscal year 2005. We currently estimate our effective tax rate to be approximately 30.0% to 31.0% for fiscal 2011. However, the actual effective tax rate for fiscal 2011 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	March 29, 2011	December 28, 2010
Cash and cash equivalents	$29,906	$31,518
Short-term investments	$18,152	$21,674
Net working capital	$24,295	$18,636
Current ratio	1.5:1.0	1.3:1.0

	For The Thirteen Weeks Ended
	March 29, 2011	March 30, 2010
Cash provided by operating activities	$7,395	$4,518
Capital expenditures	$15,237	$12,035

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

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve an approximate 12% to 13% increase in total restaurant operating weeks during fiscal 2011 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2010 openings and the impact of the additional operating week in fiscal 2011 as a result of fiscal 2011 being a 53-week fiscal year. Depending on the expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not yet be large enough to generate enough cash flow from operations to totally fund our planned expansion at the rate that it is currently contemplated over the longer run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not currently required to be reflected as indebtedness on our Consolidated Balance Sheets, the minimum rents and other related lease obligations, such as common area expenses, under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for our 100 leased restaurants are accounted for as operating leases, with no related assets and liabilities on our balance sheet. While no fixed date has been determined for the issuance of the final standard, it is generally expected that the final standard will be issued by late 2011. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. We currently expect to secure approximately $4.5 million of committed tenant improvement allowances for our planned fiscal 2011 new restaurant openings. However, in light of current conditions in the credit and real estate development markets, there can be no assurance that such allowances will continue to be available to us. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our restaurants and we own the land of one restaurant that is currently being constructed. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build out our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $7.4 million of net cash from operations during the thirteen weeks ended March 29, 2011, representing a $2.9 million increase from the $4.5 million provided by during the comparable thirteen week period of 2010. The increase in cash from operating activities for the thirteen weeks ended March 29, 2011, in comparison to thirteen weeks ended March 30, 2010, is primarily due to the increase in net income, higher depreciation expense as a result of more restaurants in operation, and decreases in accounts and other receivables as a result of collections, offset by decreases in accounts payable and accrued expenses due to the timing of payments.

For the thirteen weeks ended March 29, 2011, total capital expenditures were approximately $15.2 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $9.4 million. These expenditures were primarily related to the construction of our new restaurants in Tyler, Texas and Sacramento, California, both of which opened in the first quarter, as well as expenditures related to additional restaurants expected to open in the second, third and fourth quarters of fiscal 2011. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $4.6 million and $1.2 million, respectively.

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

We have a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012, and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self insurance programs and for working capital and construction requirements as needed. As of March 29, 2011, there were no borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $4.4 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At March 29, 2011, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. While we have the Line of Credit in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

Our capital expenditures during fiscal 2011 will continue to be significant as we currently plan to open as many as 12 to 13 new restaurants during the year (in addition to our necessary maintenance and key initiative-related capital expenditures). As of April 29, 2011, we have entered into eight signed leases for potential new restaurant locations, and we expect to enter into additional leases for additional new restaurant locations. Additionally, we purchased the land for one potential new restaurant location to be opened later this year. We currently anticipate our capital expenditures for fiscal 2011, including all expenditures categories and excluding any tenant improvement allowances we may receive from landlords, will be approximately $75 million to $80 million. We expect to fund our expected capital expenditures for fiscal 2011 with current cash and investment balances on hand, expected cash flow from operations and expected tenant improvement allowances of approximately $4.5 million. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

As of March 29, 2011, we had an uncollected outstanding tenant improvement allowance from one landlord in the amount of $1.2 million for one of our restaurants which opened in fiscal 2008. Our lease with that landlord allows us to offset or reduce our rent payable in the event that our tenant improvement allowances cannot be collected. We do not believe that this matter will have a material impact on our overall liquidity, and we are currently seeking the legal enforcement of all of our rights under the lease as we concurrently attempt to negotiate a final settlement of this matter.

Our cash and cash equivalents and investments included money market funds, treasury bills, agency bonds and domestic corporate obligations totaling approximately $30.5 million, of which $10.4 million was considered cash and cash equivalents and included with current assets on our Consolidated Balance Sheet as of March 29, 2011.

We currently believe that our expected cash flow from operations, cash and investment balances on hand, agreed-upon tenant improvement allowances and our $45 million credit facility, should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities through the next 12 months. Our base of established restaurant operations is not yet large enough to sufficiently generate enough cash flow from operations to totally fund our planned expansion at the rate that it is currently contemplated over the long run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 29, 2011, we are not involved in any off-balance sheet arrangements.

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

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher volume periods than other periods of the year. Additionally, since 2007, we began opening new restaurants beyond the West Coast and Texas to other Midwest and Eastern states. Accordingly, these restaurants will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those regions. Holidays (and shifts in the holiday calendar), severe winter weather, hurricanes, tornados, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Fair Value of Investments and Cash Equivalents

We measure the fair value of our investments using quoted market prices in active markets. All of our investments are currently classified as held-to-maturity, included as short-term and non-current investments in the Consolidated Balance Sheets and reported at amortized cost with related gains and losses reflected in earnings once realized in accordance with generally accepted accounting principles. We believe that the fair value of our investments equaled the quoted market price of our investments at March 29, 2011.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and, significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of March 29, 2011, no other than temporary impairment indicators have been identified.

Self Insurance Liability

We are self-insured for a portion of our general liability insurance and maintain a large deductible on our employee workers’ compensation program. We maintain coverage with a third party insurer to limit our total exposure for these programs. The accrued liability associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is based on information provided by our insurance broker, a third party actuary, and insurer, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.

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

The accounting for uncertainty in tax positions requires that we recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 29, 2011, unrecognized tax benefits recorded was approximately $957,000.

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

In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, the leases for our 100 leased restaurants are accounted for as operating leases, with no related assets and liabilities on our balance sheet. While no fixed date has been determined for the issuance of the final standard, it is generally expected that the final standard will be issued by late 2011. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

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

In 2008, we also began issuing RSUs as a component of the annual equity grant award to officers and other employees. These grants are non-GSSOP grants. Under our 2005 Equity Incentive Plan we have issued approximately 637,000 RSUs as of March 29, 2011, including both GSSOP and non-GSSOP grants. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). RSUs generally vest at 20% per year for other RSU grantees and generally cliff vest at 100% after five years for GSSOP participants.

We account for these plans in accordance with generally accepted accounting principles under the fair value recognition provisions, using the modified-prospective-transition method. Compensation expense recognized in the thirteen weeks ended March 29, 2011 and March 30, 2010, include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the revised provisions under generally accepted accounting principles. We are required to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and investments. We invest our excess cash in highly liquid short-term investments with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the thirteen weeks ended March 29, 2011, the average interest rate earned on cash and cash equivalents and investments was approximately 0.3%. As of March 29, 2011, our cash and cash equivalents and investments consisted of money market funds, treasury bills, agency bonds and domestic corporate obligations with a cost or fair value of approximately $30.5 million, of which $10.4 million are considered cash equivalents. Cash may be in excess of FDIC insurance limits. The majority of our investments, both short-term and long-term, are AAA-rated and directly or indirectly guaranteed by the U.S. Government. We believe we are not exposed to significant risk on cash and cash equivalents and investments. The fair market value of our investments is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of March 29, 2011, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

We purchase food and other commodities for use in our operations based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. To manage this risk in part, we attempt to enter into fixed-price purchase commitments, with terms typically up to one year, for some of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for certain commodities or we may choose not to enter into fixed-price contracts for certain commodities. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are subject to private lawsuits, administrative proceedings and demands that arise in the ordinary course of our business and which typically involve claims from guests, employees and others related to operational issues common to the foodservice industry. A number of these claims may exist at any given time. We believe that most of our guest claims will be covered by our general liability insurance, subject to certain deductibles and coverage limits. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not been ordered to pay punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims. We could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are ultimately determined to be liable. We currently believe that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 5, 2004, a former team member filed a putative class action complaint in Los Angeles County, California, Superior Court on behalf of herself and other current and former team members. On March 16, 2004, the former team member filed an amended complaint alleging causes of action for: (1) failure to pay reporting time minimum pay; (2) failure to allow meal breaks; (3) failure to allow rest breaks; (4) waiting time penalties; (5) civil penalties; (6) reimbursement for fraud and deceit; (7) punitive damages for fraud and deceit; and, (8) disgorgement of illicit profits. The complaint also sought interest, attorneys’ fees and costs. On June 28, 2004, the plaintiff stipulated to dismiss her second, third, fourth and fifth causes of action. In November 2008, the parties reached a settlement of this matter subject to final approval from the arbitrator and confirmation by the court. The arbitrator approved the settlement in September 2010, and signed a judgment that dismissed the arbitration in October 2010. The court approved the settlement and entered judgment in December 2010. The settlement was funded in March 2011. The terms of this settlement are not considered by us to be material to our consolidated financial position.

On April 6, 2009, a team member filed a putative class action complaint in Orange County, California, Superior Court on behalf of himself and other team members. The complaint alleged causes of action for failure to pay the plaintiff and other putative class members regular wages and overtime pay, failure to maintain the designated wage scale and secret payment of lower wages, the greater of actual damages or penalties for failure to provide accurate wage statements, and restitution of wages and injunctive relief for violation of the California Business and Professions Code. The complaint also sought interest, attorneys’ fees and costs. The parties reached a settlement of this action. The court issued an order finally approving the settlement and entered judgment in February 2011. The settlement was funded in April 2011. The terms of this settlement are not considered by us to be material to our consolidated financial position.

On February 4, 2009, a team member filed a putative class action complaint in Fresno County, California, Superior Court on behalf of himself and other current and former team members. The complaint alleges causes of action for failure to pay wages for on-call time, for violation of California Business and Professional Code and for penalties for unpaid wages. The complaint also seeks a constructive trust, injunctive relief, restitution, interest, attorney’s fees and costs. On August 14, 2009, a first amended complaint was filed, in which two other team members joined the action as plaintiffs. We answered the operative complaint denying the allegations and are engaging in continuing discovery. We are vigorously defending our position in this action.

On August 25, 2009, a former team member filed a putative class action in Los Angeles County, California, Superior Court on behalf of himself and other current and former team members working as restaurant assistant managers, kitchen managers and other managers in California. The complaint, as amended, alleges our California managers were misclassified as exempt from overtime and other California law requirements and alleges causes of action for failure to pay overtime wages, failure to provide meal breaks and rest periods, failure to pay wages timely, penalties for unpaid wages, failure to provide accurate wage statements, failure to keep accurate payroll records, violation of the California Business and Professions Code, and failure to reimburse class members for business expenses. The complaint seeks unspecified damages, restitution, injunctive relief, interest, attorneys’ fees and costs. In January 2010, on our motion, the Court ordered the venue of the case transferred to Orange County. We have responded to the third amended complaint, the operative complaint, and are engaging in continuing discovery. We are vigorously defending our position in this action.

Item 1A. RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, are set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2010. There have been no material changes in the risks related to us from those disclosed in such Annual Report. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known, or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the 2004 Annual Report on Form 10-K.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the 2010 Annual Report on Form 10-K.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

May 4, 2011	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)