Form 10-Q
period 2011-06-28
BJs RESTAURANTS INC
filed 2011-08-03
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer

☐ Non-accelerated filer (do not check if smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑.

As of July 29, 2011, there were 27,698,012 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended June 28, 2011

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 28, 2011	December 28, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,910	$31,518
Marketable securities	23,660	21,674
Accounts and other receivables	10,501	10,041
Inventories	6,140	4,960
Prepaids and other current assets	1,717	2,844
Deferred income taxes	11,783	11,684

Total current assets	85,711	82,721

Property and equipment, net	350,907	330,108
Long-term marketable securities	4,976	1,005
Goodwill	4,673	4,673
Notes receivable	387	438
Other assets, net	11,556	11,140

Total assets	$458,210	$430,085

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,809	$19,218
Accrued expenses	43,532	44,867

Total current liabilities	62,341	64,085

Deferred income taxes	26,946	23,977
Deferred rent	14,173	12,973
Deferred landlord obligations	41,062	39,056
Other liabilities	2,693	2,168

Total liabilities	147,215	142,259

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	-	-
Common stock, no par value, 125,000 shares authorized and 27,698 and 27,322 shares issued and outstanding as of June 28, 2011 and December 28, 2010, respectively	178,220	173,957
Capital surplus	28,309	24,766
Retained earnings	104,466	89,103

Total shareholders’ equity	310,995	287,826

Total liabilities and shareholders’ equity	$458,210	$430,085

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Revenues	$152,887	$130,497	$297,749	$252,183
Costs and expenses:
Cost of sales	37,886	31,707	73,606	61,771
Labor and benefits	52,315	45,095	102,780	88,515
Occupancy and operating	31,045	27,855	60,361	53,867
General and administrative	9,794	8,961	19,712	17,435
Depreciation and amortization	8,256	7,030	16,203	13,761
Restaurant opening	1,685	1,290	2,686	2,419
Loss on disposal of assets	283	-	668	140
Legal settlements	1,020	-	1,020	-

Total costs and expenses	142,284	121,938	277,036	237,908

Income from operations	10,603	8,559	20,713	14,275

Other income (expense):
Interest income	56	31	88	60
Interest expense	(27)	(22)	(55)	(43)
Gain on investment settlement	614	-	614	-
Other income, net	96	108	334	344

Total other income	739	117	981	361

Income before income taxes	11,342	8,676	21,694	14,636

Income tax expense	3,174	2,342	6,331	3,952

Net income	$8,168	$6,334	$15,363	$10,684

Net income per share:
Basic	$0.30	$0.23	$0.56	$0.40

Diluted	$0.28	$0.23	$0.53	$0.38

Weighted average number of shares outstanding:
Basic	27,644	27,041	27,537	26,957

Diluted	29,161	27,963	29,021	27,852

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Twenty-Six Weeks Ended
	June 28, 2011	June 29, 2010
Cash flows from operating activities:
Net income	$15,363	$10,684
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,203	13,761
Deferred income taxes	2,870	1,475
Stock-based compensation expense	2,139	1,948
Loss on disposal of assets	668	140
Changes in assets and liabilities:
Accounts and other receivables	1,418	1,486
Inventories	(1,180)	(578)
Prepaids and other current assets	1,127	557
Other assets, net	(752)	(887)
Accounts payable	(409)	332
Accrued expenses	(1,335)	(7,539)
Deferred rent	1,200	1,055
Deferred landlord obligations	2,006	619
Other liabilities	525	1,189
Landlord contribution for tenant improvements, net	(1,878)	3,149

Net cash provided by operating activities	37,965	27,391

Cash flows from investing activities:
Purchases of property and equipment	(37,565)	(32,097)
Proceeds from marketable securities sold	13,952	2,176
Purchases of marketable securities	(19,587)	(18,630)
Collection of notes receivable	51	49

Net cash used in investing activities	(43,149)	(48,502)

Cash flows from financing activities:
Payments on line of credit	-	(5,000)
Excess tax benefit from stock-based compensation	1,313	471
Proceeds from exercise of stock options	4,263	3,126

Net cash provided by (used in) financing activities	5,576	(1,403)

Net increase (decrease) in cash and cash equivalents	392	(22,514)

Cash and cash equivalents, beginning of period	31,518	44,906

Cash and cash equivalents, end of period	$31,910	$22,392

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$-	$-

Cash paid for income taxes	$1,686	$1,129

Supplemental disclosure of non-cash financing activity:
Stock-based compensation capitalized	$91	$90

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) and our wholly owned subsidiaries. The financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 28, 2010. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 28, 2010, has been derived from our audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s presentation to conform to the current year’s presentation.

2. MARKETABLE SECURITIES

Our investment policy restricts the investment of our excess cash balances to instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents and included with cash and cash equivalents on our Consolidated Balance Sheet. Marketable securities, which we have the intent and ability to hold until maturity, are classified as held-to-maturity securities and reported at amortized cost, which approximates fair value. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates the held-to-maturity designation as of each balance sheet date. Marketable securities are classified as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. Realized gains or losses are determined on the specific identification cost method and recorded as a charge to earnings, when realized.

As of June 28, 2011 and December 28, 2010, all of our marketable securities were classified in the held-to-maturity category and consisted of the following (in thousands):

	June 28, 2011		December 28, 2010
	Amortized Cost	Average Maturity (1)	Amortized Cost	Average Maturity (1)
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$10,565	8 months	$6,711	2 months
Domestic corporate obligations	13,095	5 months	14,963	10 months

	$23,660		$21,674

Long-term marketable securities:
Municipal securities and direct agency obligations	$4,976	15 months	-
Domestic corporate obligations	-		$1,005	15 months

	$4,976		$1,005

(1)	Average maturity is determined from the respective balance sheet dates as reported in the table to the lessor of the original maturity date or the expected put date for each investment type.

The domestic corporate obligations included as long-term marketable securities were issued under the Temporary Loan Guaranty Program of the U.S. Government and were fully insured by the Federal Deposit Insurance Corporation.

3. FAIR VALUE MEASUREMENT

In accordance with U.S. GAAP, a framework for using fair value to measure assets and liabilities was established by defining a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

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

For assets that are measured using quoted market prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs or, as described above, effectively, Level 1. At June 28, 2011, we had approximately $60.5 million of cash and cash equivalents and marketable securities. Our marketable securities are held by institutional brokers, classified as held-to-maturity securities and reported at amortized cost, which approximates fair value. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invest in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses on these marketable securities to date, and we believe that we are not exposed to significant risk of loss on these marketable securities.

4. LONG-TERM DEBT

Line of Credit

We have a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012, and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self-insurance programs and for working capital and construction requirements as needed. As of June 28, 2011, there were no borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $4.4 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At June 28, 2011, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012.

5. NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options issued by the Company to sell common stock at set prices were exercised and if the restrictions on restricted stock units issued by the Company were to lapse. The consolidated financial statements present basic and diluted net income per share. Common share equivalents included in the diluted computation represent shares to be issued upon assumed exercises of outstanding stock options and the assumed lapsing of the restrictions on restricted stock units using the treasury stock method.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands).

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Numerator:
Net income for basic and diluted net income per share	$8,168	$6,334	$15,363	$10,684

Denominator:
Weighted average shares outstanding – basic	27,644	27,041	27,537	26,957

Effect of dilutive common stock equivalents	1,517	922	1,484	895

Weighted average shares outstanding – diluted	29,161	27,963	29,021	27,852

For the thirteen weeks ended June 28, 2011 and June 29, 2010, there were approximately 116,000 and 40,000 shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive. For the twenty-six weeks ended June 28, 2011 and June 29, 2010, there were approximately 131,000 and 100,000 stock options outstanding, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. RELATED PARTY

As of June 28, 2011, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.5% of our outstanding common stock. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, is currently our largest supplier of food, beverage, paper products and supplies servicing our restaurants in California and Nevada, while other DMA system distributors service our restaurants in all other states. We also believe that Jacmar and its affiliates are the controlling shareholder of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our extensive competitive bidding process that resulted in three-year agreements in July 2006 and again in July 2009. Jacmar supplied us with $32.7 million and $29.2 million of food, beverage, paper products and supplies for the twenty-six weeks ended June 28, 2011 and June 29, 2010, respectively, which represents 24.4% and 25.2% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $4.4 million and $1.8 million, at June 28, 2011 and June 29, 2010, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and included in total cost of sales.

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

Since 2008, we have also issued RSUs as a component of the annual equity grant award to officers and other team members under our 2005 Equity Incentive Plan. Under our 2005 Equity Incentive Plan we have issued approximately 636,000 RSUs as of June 28, 2011, for both the GSSOP program and as part of the annual equity grant awards. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire 10 years from date of grant. RSUs generally vest at 20% per year for other RSU grantees and generally cliff vest at 100% after five years for GSSOP participants.

We account for equity grants under these plans in accordance with the fair value recognition provisions required by U.S. GAAP using the modified-prospective-transition method. Compensation expense recognized in the twenty-six weeks ended June 28, 2011 and June 29, 2010, include (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions; and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value-estimates in accordance with the revised provisions under U.S. GAAP.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Labor and benefits stock-based compensation	$342	$205	$706	$431

General and administrative stock-based compensation	$753	$739	$1,433	$1,517

Capitalized stock-based compensation (1)	$46	$44	$91	$90

(1) Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The exercise price of the stock options under the Company’s stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire ten years from date of grant. Stock option activity during the twenty-six weeks ended June 28, 2011, was as follows:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at December 28, 2010	2,044	$16.37	1,087	$15.59
Granted	95	$36.58
Exercised	(324)	$13.17
Forfeited	(7)	$34.56

Outstanding options at June 28, 2011	1,808	$17.93	958	$16.55

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	June 28, 2011	June 29, 2010
Expected volatility	39.8%	34.2%

Risk free interest rate	2.0%	2.6%

Expected option life	5 years	5 years

Dividend yield	0%	0%

Fair value of options granted	$13.29	$6.58

U.S. GAAP require us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of June 28, 2011, total unrecognized stock based compensation expense related to non-vested stock options was $4.2 million, which is expected to be generally recognized over the next five years.

Restricted Stock Units

Restricted stock unit activity during the twenty-six weeks ended June 28, 2011, was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding RSUs at December 28, 2010	664	$16.48
Granted	48	$37.96
Vested or released	(52)	$11.88
Forfeited	(24)	$18.57

Outstanding RSUs at June 28, 2011	636	$18.39

The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock-based compensation expense related to RSUs of approximately $1.1 million during the twenty-six weeks ended June 28, 2011. In addition, total unrecognized stock-based compensation expense related to non-vested RSUs was $5.3 million, which is expected to be generally recognized over the next five years.

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

We recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. Interest and penalties related to uncertain tax positions are included in income tax expense.

As of June 28, 2011, unrecognized tax benefits recorded were approximately $970,000. Of this amount, approximately $156,000, would impact our effective tax rate if ultimately recognized, and the remaining $814,000 would impact our taxes payable and deferred tax accounts if ultimately recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 28, 2010	$948
Additions based on tax positions taken during the current period	22

Balance at June 28, 2011	$970

Our uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of June 28, 2011, the earliest tax year still subject to examination by the Internal Revenue Service is 2007. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2006.

9. DIVIDEND POLICY AND STOCK REPURCHASES

We have not paid any cash dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our restaurant and brewing operations, remodeling of existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay cash dividends in the future, such payments would be at the discretion of the Board of Directors. We did not have any stock repurchases during the twenty-six weeks ended June 28, 2011.

10. COMMITMENTS AND CONTINGENCIES

Legal Settlements

Legal settlement expenses of approximately $1.0 million during the thirteen weeks ended June 28, 2011, primarily relate to the settlements of certain California employment practices lawsuits that have been outstanding since 2009 and 2010. We agreed to these settlements in order to avoid the costs, risks and uncertainties inherent in litigation and to eliminate the further diversion of Company management’s time and attention, and without admitting any liability on the part of the Company.

Gain on Investment Settlement

Gain on investment settlement of approximately $0.6 million for the thirteen weeks ended June 28, 2011, relates to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities investment portfolio. Under the terms of the settlement agreement, we are entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012. In connection with this settlement, during the thirteen weeks ended June 28, 2011, certain of these aforementioned securities were redeemed at par, resulting in additional cash recoveries.

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

GENERAL

As of July 29, 2011, we owned and operated 108 restaurants located in the states of California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington. Each of our restaurants is operated either as a BJ's Restaurant & Brewery® which includes a brewery within the restaurant, a BJ's Restaurant & Brewhouse® which receives the beer it sells from one of our breweries or an approved third-party craft brewer of our proprietary recipe beers (“contract brewer”), or a BJ's Pizza & Grill® which is a smaller format, full service restaurant. Our menu features our BJ's® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our BJ's Restaurant & Brewery® restaurants feature in-house brewing facilities where BJ's proprietary handcrafted beers are produced for some of our restaurants. Currently, three of our restaurants have active brewing operations. The remainder of our proprietary beer requirements is provided by third-party craft brewers (“contract brewers’) using our proprietary recipes.

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

While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially. We currently have two leases for restaurant locations that are currently scheduled to expire during the next six months, and we are currently evaluating the desirability of renewing those leases.

In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the twenty-six weeks ended June 28, 2011 and June 29, 2010, are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 28, 2011	June 29, 2010	June 28, 2011	June 29, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.8	24.3	24.7	24.5
Labor and benefits	34.2	34.6	34.5	35.1
Occupancy and operating	20.3	21.3	20.3	21.4
General and administrative	6.4	6.9	6.7	6.9
Depreciation and amortization	5.4	5.4	5.4	5.5
Restaurant opening	1.1	1.0	0.9	1.0
Loss on disposal of fixed assets	0.2	0.0	0.2	0.1
Legal settlements	0.7	0.0	0.3	0.0

Total costs and expenses	93.1	93.5	93.0	94.5

Income from operations	6.9	6.5	7.0	5.5

Other income (expense):
Interest income	0.0	0.0	0.0	0.0
Interest expense	0.0	0.0	0.0	0.0
Gain on investment settlement	0.4	0.0	0.2	0.0
Other income, net	0.1	0.1	0.1	0.1

Total other income	0.5	0.1	0.3	0.1

Income before income taxes	7.4	6.6	7.3	5.6

Income tax expense	2.1	1.8	2.1	1.6

Net income	5.3%	4.8%	5.2%	4.0%

Thirteen Weeks Ended June 28, 2011 (second quarter of 2011) Compared to Thirteen Weeks Ended June 29, 2010 (second quarter of 2010).

Revenues. Total revenues increased by $22.4 million, or 17.2%, to $152.9 million during the thirteen weeks ended June 28, 2011, from $130.5 million during the comparable thirteen week period of 2010. The $22.4 million increase in revenues consisted of an increase of approximately $14.0 million in restaurant sales from new restaurants not in our comparable restaurant sales base for the prior year, combined with an approximate $8.4 million, or 6.9%, increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an estimated effective menu price increase factor of approximately 3.3%, coupled with increased guest counts and a favorable menu mix shift.

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

All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 28, 2010, can impact comparable sales. As of July 29, 2011, the cost of many food commodities and energy costs were experiencing significant increases in general, both domestically and internationally. This could result in reduced consumer discretionary income and restaurant visits in general, as well as increased resistance to menu price increases. Accordingly, there can be no assurance that increases in comparable sales will be achieved as a result of increased menu prices or other factors.

Cost of Sales. Cost of sales increased by $6.2 million, or 19.5%, to $37.9 million during the thirteen weeks ended June 28, 2011, from $31.7 million during the comparable thirteen week period of 2010. As a percentage of revenues, cost of sales increased to 24.8% for the current thirteen week period from 24.3% for the prior year comparable thirteen week period. This percentage increase was due to higher overall commodity costs for the majority of our food and beverage ingredients. These increased commodity costs were partially offset by increased revenues from our estimated effective menu price increases.

We do anticipate that cost of sales in our new restaurants will typically be higher during the first several months of operations than in our mature restaurants, as our restaurant management teams become accustomed to optimally predicting, managing and servicing sales volumes at our new restaurants. Accordingly, a comparatively large number of new restaurant openings in any single quarter may significantly impact total cost of sales comparisons for our entire business. Additionally, restaurants opened in new markets may initially experience higher commodity costs than our established restaurants, where we have greater market penetration that generally results in greater purchasing and distribution economies of scale.

We provide our customers a large variety of menu items and, as a result, we are not overly dependent on a single group of commodities. However, based on current trends and expectations, we believe the overall cost environment for food commodities will likely remain under significant pressure during the remainder of 2011 and during 2012, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. While we continue to work with our suppliers to control food costs, and while we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not significantly increase due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items and many produce items, or where we have currently chosen not to contract for long periods of time. There are also certain commodity items, such as certain produce items, in which the contracts principally consist of “collar” agreements whereby the costs are subject to floors and ceilings. We currently plan to offset our expected commodity cost increases through certain cost savings and productivity/efficiency initiatives, coupled with selective menu price increases. However, there can be no assurance that we will be entirely successful in this respect.

The cost to produce and distribute our proprietary beer is included in our cost of sales. We currently have qualified as many as four contract brewers to produce our high-quality handcrafted beer and are currently using two of these contract brewers in fiscal 2011. During fiscal 2011, we currently anticipate that our qualified contract brewers will produce approximately 60% to 70% of our estimated requirement of approximately 60,000 barrels of our proprietary beer. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers; however, we may eventually decide to also move the majority of this production to contract brewers as we continue to grow our restaurant base and therefore increase our demand for our proprietary beer. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. Additionally, this allows our brewery department to focus on creating and developing distinctive and unique beer flavors for us as opposed to focusing on the production and logistics of large scale brewing. As a result, over the next several years, we expect that the production cost of our larger-volume proprietary beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer. However, freight costs from our contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and negotiate more favorable terms with our transportation vendors.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $7.2 million, or 16.0%, to $52.3 million during the thirteen weeks ended June 28, 2011, from $45.1 million during the comparable thirteen week period of 2010. This increase was primarily due to the opening of 11 new restaurants since the thirteen weeks ended June 29, 2010. As a percentage of revenues, labor and benefit costs decreased to 34.2% for the current thirteen week period from 34.6% for the prior year comparable thirteen week period. This percentage decrease was primarily related to our ability to leverage the fixed and semi-fixed restaurant management labor and benefits costs over a higher revenue base as a result of our comparable restaurant sales increases, partially offset by higher hourly labor as a percent of sales related to normal training and “learning curve” inefficiencies associated with our spring 2011 menu update. Included in labor and benefits for the thirteen weeks ended June 28, 2011 and June 29, 2010, was approximately $342,000 and $205,000, or 0.2% of revenues, respectively, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

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

Occupancy and Operating. Occupancy and operating expenses increased by $3.2 million, or 11.5%, to $31.0 million during the thirteen weeks ended June 28, 2011, from $27.9 million during the comparable thirteen week period of 2010. The increase reflects additional operating and occupancy expenses related to 11 new restaurants opened since the thirteen weeks ended June 29, 2010. As a percentage of revenues, occupancy and operating expenses decreased to 20.3% for the current thirteen week period from 21.3% for the prior year comparable thirteen week period. This percentage decrease was primarily due to our ability to leverage the fixed and semi-fixed component of these expenses as a result of higher comparable sales.

General and Administrative. General and administrative expenses increased by $0.8 million, or 9.3%, to $9.8 million during the thirteen weeks ended June 28, 2011, from $9.0 million during the comparable thirteen week period of 2010. Included in general and administrative costs for the thirteen weeks ended June 28, 2011 and June 29, 2010, is $753,000 and $739,000, respectively, of stock-based compensation expense. The increase in general and administrative costs was primarily due to planned higher field supervision and support costs, including higher recruiting and consulting costs. As a percentage of revenues, general and administrative expenses decreased to 6.4% for the current thirteen week period from 6.9% for the prior year comparable thirteen week period. This percentage decrease was due to our ability to leverage the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $1.2 million, or 17.4%, to $8.3 million during the thirteen weeks ended June 28, 2011, from $7.0 million during the comparable thirteen week period of 2010. As a percentage of revenues, depreciation and amortization remained the same at 5.4% for the thirteen week period as compared to the prior year comparable thirteen week period.

Restaurant Opening. Restaurant opening expense increased by $0.4 million, or 30.6%, to $1.7 million during the thirteen weeks ended June 28, 2011, from $1.3 million during the comparable thirteen week period of 2010. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. The increase in restaurant opening expenses is due to the openings of three new restaurants during the second quarter of 2011 (Austin, Texas; Century City, California; and Las Vegas, Nevada) compared to two new restaurants opened during the comparable thirteen week period of 2010. Restaurant opening expenses for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters.

Loss on Disposal of Assets. The loss on disposal of assets of approximately $0.3 million, or 0.2% of revenues, during the thirteen weeks ended June 28, 2011, primarily relates to the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities. We did not have any significant fixed asset disposals during the thirteen weeks ended June 29, 2010.

Legal Settlements. Legal settlement expenses of approximately $1.0 million, or 0.7% of revenues, during the thirteen weeks ended June 28, 2011, primarily relate to the settlements of certain California employment practices lawsuits that have been outstanding since 2009 and 2010. We agreed to these settlements in order to avoid the costs, risks and uncertainties inherent in litigation and to eliminate the further diversion of Company management’s time and attention, and without admitting any liability on the part of the Company.

Interest Income. Interest income increased to $56,000 during the thirteen weeks ended June 28, 2011, from $31,000 during the comparable thirteen week period of 2010. This increase is primarily due to slightly higher interest rates and investment balances compared to the same thirteen week period of 2010.

Interest Expense. Interest expense increased to $27,000 during the thirteen weeks ended June 28, 2011, from $22,000 during the comparable thirteen week period of 2010. This slight increase is primarily due to additional interest paid on our letters of credit as compared to the prior year.

Gain on Investment Settlement. Gain on investment settlement relates to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities investment portfolio. Under the terms of the settlement agreement, we are entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012. In connection with this settlement, during the thirteen weeks ended June 28, 2011, certain of these aforementioned securities were redeemed at par, resulting in additional cash recoveries. Accordingly, we recorded a pre-tax gain on investment settlement of approximately $0.6 million for the thirteen weeks ended June 28, 2011.

Other Income, Net. Net other income decreased to $96,000 during the thirteen weeks ended June 28, 2011, from $108,000 during the comparable thirteen week period of 2010, a decrease of $12,000. This decrease is due to slightly lower income recognized from gift card breakage. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended June 29, 2011 was 28.0% compared to 27.0% for the comparable thirteen week period of 2010. The effective income tax rate for the thirteen weeks ended June 29, 2011, differs from the statutory income tax rate primarily due to FICA tip credits and other federal and state tax credits. We currently estimate our effective tax rate to be approximately 29.0% to 30.0% for fiscal 2011. However, the actual effective tax rate for fiscal 2011 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any disqualified dispositions related to incentive stock options.

Twenty-Six Weeks Ended June 28, 2011 (second quarter to date of 2011), Compared to Twenty-Six Weeks Ended June 29, 2010 (second quarter to date of 2010).

Revenues. Total revenues increased by $45.5 million, or 18.1%, to $297.7 million during the twenty-six weeks ended June 28, 2011, from $252.2 million during the comparable twenty-six week period of 2010. The $45.5 million increase in revenues consisted of an increase of approximately $28.6 million in restaurant sales from new restaurants not in our comparable restaurant sales base for the prior year, combined with an approximate $16.9 million, or 7.3%, increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from increased guest traffic, an estimated effective menu price increase factor of approximately 3.3%, and a favorable menu mix shift.

Cost of Sales. Cost of sales increased by $11.8 million, or 19.2%, to $73.6 million during the twenty-six weeks ended June 28, 2011, from $61.8 million during the comparable twenty-six week period of 2010. As a percentage of revenues, cost of sales slightly increased to 24.7% for the current twenty-six week period from 24.5% for the prior year comparable twenty-six week period. This percentage increase is primarily due to increased commodity costs which were partially offset by increased revenues from our estimated effective menu price increases, coupled with some efficiencies gained from the rollout of our automated food preparation system that enabled us to reduce food waste.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $14.3 million, or 16.1%, to $102.8 million during the twenty-six weeks ended June 28, 2011, from $88.5 million during the comparable twenty-six week period of 2010. This increase was primarily due to the opening of 11 new restaurants since the twenty-six weeks ended June 30, 2010. As a percentage of revenues, labor and benefit costs decreased to 34.5% for the current twenty-six week period from 35.1% for the prior year comparable twenty-six week period. This percentage decrease is primarily related to our ability to leverage our fixed and semi-fixed labor costs over a higher revenue base as a result of comparable sales increases. Included in labor and benefits is approximately $706,000 and $431,000 related to our stock-based compensation plans for both the twenty-six weeks ended June 28, 2011 and June 29, 2010, respectively. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

Occupancy and Operating. Occupancy and operating expenses increased by $6.5 million, or 12.1%, to $60.4 million during the twenty-six weeks ended June 28, 2011, from $53.9 million during the comparable twenty-six week period of 2010. The increase reflects additional operating and occupancy expenses related to 11 new restaurants opened since the twenty-six weeks ended June 29, 2010. As a percentage of revenues, occupancy and operating expenses decreased to 20.3% for the twenty-six week period from 21.4% for the prior year comparable twenty-six week period. This percentage decrease is principally a result of our ability to leverage the fixed component of these expenses as a result of higher comparable sales.

General and Administrative. General and administrative expenses increased by $2.3 million, or 13.1%, to $19.7 million during the twenty-six weeks ended June 28, 2011, from $17.4 million during the comparable twenty-six week period of 2010. Included in general and administrative costs for the twenty-six weeks ended June 28, 2011 and June 29, 2010, is $1.4 million and $1.5 million, respectively, of stock-based compensation expense. The increase in general and administrative costs is primarily due to planned higher field supervision and support costs, coupled with higher levels of recruiting and training costs related to our managers in training program. As a percentage of revenues, general and administrative expenses decreased to 6.7% for the current twenty-six week period from 6.9% for the prior year comparable twenty-six week period. This percentage decrease is due to our ability to leverage the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $2.4 million, or 17.7%, to $16.2 million during the twenty-six weeks ended June 28, 2011, from $13.8 million during the comparable twenty-six week period of 2010. As a percentage of revenues, depreciation and amortization slightly decreased to 5.4% for the current twenty-six week period from 5.5% for the prior year comparable twenty-six week period. Depreciation and amortization increased as a result of our construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives.

Restaurant Opening. Restaurant opening expense increased by $0.3 million, or 11.0%, to $2.7 million during the twenty-six weeks ended June 28, 2011, from $2.4 million during the comparable twenty-six week period of 2010. This increase is primarily due to opening costs related to five restaurant openings and eight restaurants in-progress during the twenty-six weeks ended June 28, 2011, as compared to four restaurant openings and six restaurants in-progress during the twenty-six weeks ended June 29, 2010. Restaurant opening expenses for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters.

Loss on Disposal of Assets. The loss on disposal of assets of approximately $0.7 million, or 0.2% of revenues, during the twenty-six weeks ended June 28, 2011, primarily related to the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities. The loss on disposal of assets of approximately $140,000, or 0.1% of revenues, during the twenty-six weeks ended June 29, 2010, primarily related to the expansion and remodeling of our BJ’s Pizza & Grill® restaurant in Huntington Beach, California.

Legal Settlements. Legal settlements of approximately $1.0 million, or 0.3% of revenues, during the twenty-six weeks ended June 28, 2011, primarily relate to the settlements of certain California employment practices lawsuits that have been outstanding since 2009 and 2010. We agreed to these settlements in order to avoid the costs, risks and uncertainties inherent in litigation and to eliminate the further diversion of Company management’s time and attention, and without admitting any liability on the part of the Company.

Interest Income. Interest income increased by approximately $28,000, or 46.7%, to $88,000 during the twenty-six weeks ended June 28, 2011, from $60,000 during the comparable twenty-six week period of 2010. This increase is primarily due to slightly higher interest rates and investment balances compared to the same period as last year.

Interest Expense. Interest expense increased to $55,000 during the twenty-six weeks ended June 28, 2011, from $43,000 during the comparable twenty-six week period of 2010. This increase is primarily due to higher fees related to our Line of Credit and Letters of Credit as compared to the same twenty-six week period of 2010.

Gain on Investment Settlement. Gain on investment settlement relates to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities investment portfolio. Under the terms of the settlement agreement, we are entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012. In connection with this settlement, during the twenty-six weeks ended June 28, 2011, certain of these aforementioned securities were redeemed at par, resulting in additional cash recoveries. Accordingly, we recorded a pre-tax gain on investment settlement of approximately $0.6 million for the twenty-six weeks ended June 28, 2011.

Other Income, Net. Net other income decreased to $334,000 during the comparable twenty-six weeks ended June 28, 2011, from $344,000 during the comparable twenty-six week period of 2010, a decrease of $10,000. This decrease is primarily due to slightly lower income recognized from gift card breakage. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for the twenty-six weeks ended June 28, 2011, was 29.2% compared to 27.0% for the comparable twenty-six week period of 2010. The effective income tax rate for the twenty-six weeks ended June 28, 2011, differs from the statutory income tax rate primarily due to FICA tip credits and other federal and state tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	June 28, 2011	December 28, 2010
Cash and cash equivalents	$31,910	$31,518
Total marketable securities	$28,636	$22,679
Net working capital	$23,370	$18,636
Current ratio	1.4:1.0	1.3:1.0

	For The Twenty-Six Weeks Ended
	June 28, 2011	June 29, 2010
Cash provided by operating activities	$37,965	$27,391
Capital expenditures	$37,565	$32,097

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations; to provide our restaurant landlords with confidence as to our intent and ability to honor all of our financial obligations under our restaurant leases; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger scale. In the past, we have obtained capital resources from our ongoing operations, public stock and warrant offerings, employee stock option exercises and tenant improvement allowances from our landlords. As an additional source of liquidity, we also have a $45 million credit facility in place that expires on September 30, 2012.

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve an approximate 11% to 13% increase in total restaurant operating weeks during fiscal 2011 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2010 openings and the impact of the additional operating week in fiscal 2011 as a result of fiscal 2011 being a 53-week fiscal year. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not yet be large enough to generate enough cash flow from operations to totally fund our planned expansion over the longer run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not currently required to be reflected as indebtedness on our Consolidated Balance Sheets, the minimum rents and other related lease obligations, such as common area expenses, under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. In an exposure draft issued in 2010, the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. See “Critical Accounting Policies – Leases” below. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

We also require capital resources to maintain and to increase the productive capacity of our existing base of restaurants and brewery operations and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. We currently expect to secure approximately $5.0 million of committed tenant improvement allowances for our planned fiscal 2011 new restaurant openings. However, in light of current conditions in the credit and real estate development markets, there can be no assurance that such allowances will continue to be available to us. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our restaurants. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build out our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $38.0 million of net cash from operations during the twenty-six weeks ended June 28, 2011, representing a $10.6 million increase from the $27.4 million provided by during the comparable twenty-six week period of 2010. The increase in cash from operating activities for the twenty-six weeks ended June 28, 2011, in comparison to twenty-six weeks ended June 29, 2010, is primarily due to the increase in net income, higher depreciation expense as a result of more restaurants in operation, and decreases in accounts and other receivables as a result of collections, offset by decreases in accounts payable and accrued expenses due to the timing of payments.

For the twenty-six weeks ended June 28, 2011, total capital expenditures were approximately $37.6 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $24.5 million. These expenditures were primarily related to the construction of our new restaurants in Tyler and Austin, Texas; Sacramento and Century City, California; and Las Vegas, Nevada, which all opened during the twenty-six weeks ended June 28, 2011, as well as expenditures related to additional restaurants expected to open in the third and fourth quarters of fiscal 2011. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $10.2 million and $2.9 million, respectively.

We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC") on January 7, 2010. The statement was declared effective by the SEC on January 28, 2010, and permits us to raise capital from time to time through the offer and sale of various types of securities not to exceed an aggregate value of $75 million. We do not have any immediate intentions or commitments to sell securities. The terms of any future offering of securities would be established at the time of such offering subject to market conditions. Any offering of securities covered by the shelf registration statement will be made only by means of a written prospectus and prospectus supplement. In addition, the Form S-3 also included the registration of 3,801,730 shares of common stock previously acquired by certain shareholders from the Company in various transactions several years ago. We registered those shares to fulfill our contractual obligations under a registration rights agreement with those shareholders.

We have a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012, and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self-insurance programs and for working capital and construction requirements as needed. As of June 28, 2011, there were no borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $4.4 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At June 28, 2011, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. While we have the Line of Credit in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

Our capital expenditures during fiscal 2011 will continue to be significant as we currently plan to open as many as 12 to 13 new restaurants during the year (in addition to our necessary maintenance and key initiative-related capital expenditures). As of July 29, 2011, we have entered into eight signed leases for potential new restaurant locations, and we expect to enter into additional leases for additional new restaurant locations. We currently anticipate our capital expenditures for fiscal 2011, including all expenditures categories and excluding any tenant improvement allowances we may receive from landlords, will be approximately $75 million to $80 million. We expect to fund our expected capital expenditures for fiscal 2011 with current cash and investment balances on hand, expected cash flow from operations and expected tenant improvement allowances of approximately $5.0 million. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

As of June 28, 2011, we had an uncollected outstanding tenant improvement allowance from one landlord in the amount of $1.2 million for one of our restaurants which opened in fiscal 2008. Our lease with that landlord allows us to offset or reduce our rent payable in the event that our tenant improvement allowances cannot be collected. We do not believe that this matter will have a material impact on our overall liquidity, and we are currently seeking the legal enforcement of all of our rights under the lease as we concurrently attempt to negotiate a final settlement of this matter.

Our cash and cash equivalents and marketable securities included money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations totaling approximately $60.5 million, as of June 28, 2011.

We currently believe that our expected cash flow from operations, cash and investment balances on hand, agreed-upon tenant improvement allowances and our $45 million credit facility, should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities through the next 12 months. Our base of established restaurant operations may not yet be large enough to sufficiently generate enough cash flow from operations to totally fund our planned expansion depending on the rate over the long run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 28, 2011, we are not involved in any off-balance sheet arrangements.

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

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher volume periods than other periods of the year. Additionally, since 2007, we began opening new restaurants beyond the West Coast and Texas to other Midwest and Eastern states, including Florida. Accordingly, these restaurants will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those regions. Holidays (and shifts in the holiday calendar), severe winter weather, hurricanes, tornados, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Fair Value of Marketable Securities and Cash Equivalents

We measure the fair value of our marketable securities using quoted market prices in active markets. All of our marketable securities are currently classified as held-to-maturity, included as short-term and long-term marketable securities in the Consolidated Balance Sheets and reported at amortized cost with related gains and losses reflected in earnings once realized in accordance with U.S. GAAP. We believe that the fair value of our marketable securities equaled the quoted market price of our marketable securities at June 28, 2011.

We believe the carrying value of cash equivalents approximates fair value because of the short-term nature of those instruments.

Property and Equipment

We record all property and equipment at cost. Property and equipment accounting requires estimates of the useful lives for the assets for depreciation purposes and selection of depreciation methods. We believe the useful lives reflect the actual economic life of the underlying assets. We have elected to use the straight-line method of depreciation over the estimated useful life of an asset or the primary lease term of the respective lease, whichever is shorter. Renewals and betterments that materially extend the useful life of an asset are capitalized while maintenance and repair costs are charged to operations as incurred. Judgment is often required in the decision to distinguish between an asset which qualifies for capitalization versus an expenditure which is for maintenance and repairs. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in earnings. Additionally, any interest capitalized for new restaurant construction would be included in “Property and equipment, net” on the Consolidated Balance Sheets.

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of June 28, 2011, no other than temporary impairment indicators have been identified.

Self-Insurance Liability

We are self-insured for a portion of our general liability insurance and our employee workers’ compensation programs. We maintain coverage with a third party insurer to limit our total exposure for these programs. The accrued liability associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is based on information provided by our insurance broker, a third party actuary, and insurer, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.

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

The accounting for uncertainty in tax positions requires that we recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 28, 2011, unrecognized tax benefits recorded was approximately $1.0 million.

Leases

We lease the majority of our restaurant locations. We account for our leases in accordance with U.S. GAAP, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease. The related cash received from the landlord is reflected as “Landlord contribution for tenant improvements, net” within operating activities of our Consolidated Statements of Cash Flows.

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

In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, all of our restaurant leases and our home office lease are accounted for as operating leases, with no related assets and liabilities on our balance sheet. While no fixed date has been determined for the issuance of the final standard, it is generally expected that the final standard will be issued by mid-2012. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

Stock-Based Compensation

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire ten years from date of grant.

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

In 2008, we also began issuing RSUs as a component of the annual equity grant award to officers and other employees. These grants are non-GSSOP grants. Under our 2005 Equity Incentive Plan we have issued approximately 636,000 RSUs as of June 28, 2011, including both GSSOP and non-GSSOP grants. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). RSUs generally vest at 20% per year for other RSU grantees and generally cliff vest at 100% after five years for GSSOP participants.

We account for these plans in accordance with U.S. GAAP under the fair value recognition provisions, using the modified-prospective-transition method. Compensation expense recognized in the twenty-six weeks ended June 28, 2011 and June 29, 2010, include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the revised provisions under U.S. GAAP. We are required to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term marketable securities with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our marketable securities and, therefore, impact our cash flows and results of operations. For the twenty-six weeks ended June 28, 2011, the average interest rate earned on cash and cash equivalents and marketable securities was approximately 0.4%. As of June 28, 2011, our cash and cash equivalents and marketable securities consisted of money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations with a cost or fair value of approximately $60.5 million. Cash may be in excess of FDIC insurance limits. The majority of our marketable securities, both short-term and long-term, are AAA-rated and directly or indirectly guaranteed by the U.S. Government. We believe we are not exposed to significant risk on cash and cash equivalents and marketable securities. The fair market value of our marketable securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of June 28, 2011, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 4, 2009, a team member filed a putative class action complaint in Fresno County, California, Superior Court on behalf of himself and other current and former team members. The complaint alleges causes of action for failure to pay wages for on-call time in violation of the California Labor Code, violation of California Business and Professional Code, and penalties for failure to pay wages in a timely manner. The complaint also seeks unspecified damages, a constructive trust, restitution, injunctive relief, interest, attorneys’ fees and costs. On August 14, 2009, a first amended complaint was filed, in which two other team members joined the action as plaintiffs. We answered the operative complaint denying the allegations and are engaging in continuing discovery. We are vigorously defending our position in this action.

On August 25, 2009, a former team member filed a putative class action in Los Angeles County, California, Superior Court on behalf of himself and other current and former team members working as restaurant managers in California. The complaint, as amended, alleges our California managers were misclassified as exempt from overtime and other California law requirements and alleges causes of action for failure to pay overtime wages, failure to provide meal and rest periods, failure to pay wages in a timely manner, failure to provide accurate wage statements, failure to keep accurate payroll records, penalties for unpaid wages, and failure to reimburse class members for business expenses in violation of the California Labor Code and unfair competition in violation of the California Business and Professions Code. The complaint seeks unspecified damages, restitution, injunctive relief, interest, attorneys’ fees and costs. In January 2010, on our motion, the Court ordered the venue of the case transferred to Orange County. We responded to the third amended complaint, the operative complaint. The parties reached a settlement in principle of this action in July 2011. The plaintiff will file a motion for preliminary approval with the court within the next month. The terms of this settlement are not considered by us to be material to our consolidated financial position.

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

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the 2004 Annual Report on Form 10-K.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the 2010 Annual Report on Form 10-K.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	BJ’s Restaurants, Inc. 2011 Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 6, 2011, with respect to the 2011 Annual Meeting of Shareholders).

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC. (Registrant)

August 3, 2011	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)