Form 10-Q
period 2011-09-27
BJs RESTAURANTS INC
filed 2011-11-01
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2011

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

As of October 31, 2011, there were 27,709,385 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended September 27, 2011

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 27, 2011	December 28, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,925	$31,518
Marketable securities	28,376	21,674
Accounts and other receivables	10,917	10,041
Inventories	6,089	4,960
Prepaids and other current assets	1,886	2,844
Deferred income taxes	12,695	11,684

Total current assets	71,888	82,721

Property and equipment, net	369,341	330,108
Long-term marketable securities	9,077	1,005
Goodwill	4,673	4,673
Notes receivable	361	438
Other assets, net	11,945	11,140

Total assets	$467,285	$430,085

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,068	$19,218
Accrued expenses	42,877	44,867

Total current liabilities	57,945	64,085

Deferred income taxes	29,144	23,977
Deferred rent	14,712	12,973
Deferred landlord obligations	44,040	39,056
Other liabilities	2,680	2,168

Total liabilities	148,521	142,259

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 27,709 and 27,322 shares issued and outstanding as of September 27, 2011 and December 28, 2010, respectively	178,347	173,957
Capital surplus	29,615	24,766
Retained earnings	110,802	89,103

Total shareholders’ equity	318,764	287,826

Total liabilities and shareholders’ equity	$467,285	$430,085

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010
Revenues	$151,425	$128,781	$449,173	$380,964
Costs and expenses:
Cost of sales	37,383	31,358	110,988	93,129
Labor and benefits	51,774	44,260	154,554	132,775
Occupancy and operating	31,987	27,426	92,348	81,293
General and administrative	9,378	8,256	29,090	25,691
Depreciation and amortization	8,644	7,366	24,847	21,127
Restaurant opening	2,403	1,799	5,089	4,218
Loss on disposal of assets	257	884	925	1,024
Legal settlements	1,017	-	2,037	-

Total costs and expenses	142,843	121,349	419,878	359,257

Income from operations	8,582	7,432	29,295	21,707

Other income (expense):
Interest income	68	32	156	92
Interest expense	(28)	(23)	(83)	(66)
Gain on investment settlement	-	-	614	-
Other income, net	57	147	391	491

Total other income	97	156	1,078	517

Income before income taxes	8,679	7,588	30,373	22,224

Income tax expense	2,343	2,047	8,674	5,999

Net income	$6,336	$5,541	$21,699	$16,225

Net income per share:
Basic	$0.23	$0.20	$0.79	$0.60

Diluted	$0.22	$0.20	$0.75	$0.58

Weighted average number of shares outstanding:
Basic	27,704	27,113	27,593	27,009

Diluted	29,223	28,102	29,093	27,943

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirty-Nine Weeks Ended
	September 27, 2011	September 28, 2010
Cash flows from operating activities:
Net income	$21,699	$16,225
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,847	21,127
Deferred income taxes	4,156	3,128
Stock-based compensation expense	3,375	2,950
Loss on disposal of assets	925	1,024
Changes in assets and liabilities:
Accounts and other receivables	2,298	1,724
Inventories	(1,129)	(1,035)
Prepaids and other current assets	958	912
Other assets, net	(1,152)	(1,134)
Accounts payable	(4,150)	(5,629)
Accrued expenses	(1,990)	(1,798)
Deferred rent	1,739	1,518
Deferred landlord obligations	4,984	(16)
Other liabilities	512	1,190
Landlord contribution for tenant improvements, net	(3,174)	3,659

Net cash provided by operating activities	53,898	43,845

Cash flows from investing activities:
Purchases of property and equipment	(64,847)	(49,320)
Proceeds from marketable securities sold	21,518	4,266
Purchases of marketable securities	(35,966)	(23,396)
Collection of notes receivable	77	74

Net cash used in investing activities	(79,218)	(68,376)

Cash flows from financing activities:
Payments on line of credit	-	(5,000)
Excess tax benefit from stock-based compensation	1,337	389
Proceeds from exercise of stock options	4,390	4,155

Net cash provided by (used in) financing activities	5,727	(456)

Net decrease in cash and cash equivalents	(19,593)	(24,987)

Cash and cash equivalents, beginning of period	31,518	44,906

Cash and cash equivalents, end of period	$11,925	$19,919

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$-	$-

Cash paid for income taxes	$1,686	$2,271

Supplemental disclosure of non-cash financing activity:
Stock-based compensation capitalized	$137	$136

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, and earlier adoption is permitted. We do not believe the adoption of ASU 2011-08 will have a material impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period’s presentation to conform to the current period’s presentation.

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

As of September 27, 2011 and December 28, 2010, all of our marketable securities were classified in the held-to-maturity category and consisted of the following (in thousands):

	September 27, 2011		December 28, 2010
	Amortized Cost	Average Maturity (1)	Amortized Cost	Average Maturity (1)
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$17,337	7 months	$6,711	2 months
Domestic corporate obligations	11,039	3 months	14,963	10 months

	$28,376		$21,674

Long-term marketable securities:
Municipal securities and direct agency obligations	$6,961	17 months	$-
Domestic corporate obligations	2,116	19 months	1,005	15 months

	$9,077		$1,005

(1)	Average maturity is determined from the respective balance sheet dates as reported in the table to the lessor of the original maturity date or the expected put date for each investment type.

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

For assets that are measured using quoted market prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs or, as described above, effectively Level 1. At September 27, 2011, we had approximately $49.4 million of cash and cash equivalents and marketable securities. Our marketable securities are held by institutional brokers, classified as held-to-maturity securities and reported at amortized cost, which approximates fair value. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invest in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses on these marketable securities to date, and we believe that we are not exposed to significant risk of loss on these marketable securities.

4.  LONG-TERM DEBT

Line of Credit

We have a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”).

The Line of Credit expires on September 30, 2012, and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self-insurance programs and for working capital and construction requirements as needed. As of September 27, 2011, there were no borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $4.4 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At September 27, 2011, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012.

5.  NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options issued by the Company to sell common stock at set prices were exercised and if restrictions on restricted stock units issued by the Company were to lapse. The consolidated financial statements present basic and diluted net income per share. Common share equivalents included in the diluted computation represent shares to be issued upon assumed exercises of outstanding stock options and the assumed lapsing of the restrictions on restricted stock units using the treasury stock method.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands).

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010
Numerator:
Net income for basic and diluted net income per share	$6,336	$5,541	$21,699	$16,225

Denominator:
Weighted average shares outstanding – basic	27,704	27,113	27,593	27,009
Effect of dilutive common stock equivalents	1,519	989	1,500	934

Weighted average shares outstanding – diluted	29,223	28,102	29,093	27,943

For the thirteen weeks ended September 27, 2011 and September 28, 2010, there were approximately 124,000 and 81,000 shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive. For the thirty-nine weeks ended September 27, 2011 and September 28, 2010, there were approximately 161,000 and 813,000 shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6.  RELATED PARTY

As of September 27, 2011, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.5% of our outstanding common stock. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, is currently our largest supplier of food, beverage, paper products and supplies servicing our restaurants in California and Nevada, while other DMA system distributors service our restaurants in all other states. We also believe that Jacmar and its affiliates are the controlling shareholder of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our extensive competitive bidding process that resulted in three-year agreements in July 2006 and again in July 2009. Jacmar supplied us with $49.4 million and $43.5 million of food, beverage, paper products and supplies for the thirty-nine weeks ended September 27, 2011 and September 28, 2010, respectively, which represents 24.3% and 24.9% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $2.7 million and $2.6 million, at September 27, 2011 and September 28, 2010, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and included in total cost of sales.

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

Since 2008, we have also issued RSUs as a component of the annual equity grant award to officers and other team members under our 2005 Equity Incentive Plan. Under our 2005 Equity Incentive Plan we have approximately 658,000 RSUs outstanding as of September 27, 2011, for both the GSSOP program and as part of the annual equity grant awards. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire 10 years from date of grant. RSUs generally vest at 20% per year for other RSU grantees and generally cliff vest at 100% after five years for GSSOP participants.

We account for equity grants under these plans in accordance with the fair value recognition provisions required by U.S. GAAP using the modified-prospective-transition method. Compensation expense recognized in the thirty-nine weeks ended September 27, 2011 and September 28, 2010, includes (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions; and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value-estimates in accordance with the revised provisions under U.S. GAAP.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010
Labor and benefits stock-based compensation	$465	$341	$1,171	$772

General and administrative stock-based compensation	$771	$661	$2,204	$2,178

Capitalized stock-based compensation (1)	$46	$46	$137	$136

(1) Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The exercise price of the stock options under the Company’s stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire ten years from date of grant. Stock option activity during the thirty-nine weeks ended September 27, 2011, was as follows:

	Options Outstanding		Options Exercisable

	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

Outstanding options at December 28, 2010	2,044	$16.37	1,087	$15.59
Granted	103	$37.26
Exercised	(333)	$13.20
Forfeited	(7)	$34.56

Outstanding options at September 27, 2011	1,807	$18.06	968	$16.64

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	September 27, 2011	September 28, 2010
Expected volatility	39.2%	34.3%
Risk free interest rate	2.0%	2.5%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$13.33	$6.66

U.S. GAAP requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of September 27, 2011, total unrecognized stock based compensation expense related to non-vested stock options was $3.8 million, which is expected to be generally recognized over the next five years.

Restricted Stock Units

Restricted stock unit activity during the thirty-nine weeks ended September 27, 2011, was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding RSUs at December 28, 2010	664	$16.48
Granted	73	$42.14
Vested or released	(55)	$11.83
Forfeited	(24)	$18.57

Outstanding RSUs at September 27, 2011	658	$19.63

The fair value of the RSUs is the quoted market value of the Company’s common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). The Company recorded stock-based compensation expense related to RSUs of approximately $1.8 million during the thirty-nine weeks ended September 27, 2011. In addition, total unrecognized stock-based compensation expense related to non-vested RSUs was $5.6 million, which is expected to be generally recognized over the next five years.

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

As of September 27, 2011, unrecognized tax benefits recorded were approximately $943,000. Of this amount, approximately $151,000 would impact our effective tax rate if ultimately recognized, and the remaining $792,000 would impact our taxes payable and deferred tax accounts if ultimately recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 28, 2010	$948
Reductions based on tax positions taken during the current period	(5)

Balance at September 27, 2011	$943

Our uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of September 27, 2011, the earliest tax year still subject to examination by the Internal Revenue Service is 2008. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2006.

9.  DIVIDEND POLICY AND STOCK REPURCHASES

We have not paid any cash dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our restaurant and brewing operations, remodeling of existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Should we decide to pay cash dividends in the future, such payments would be at the discretion of the Board of Directors. We did not have any stock repurchases during the thirty-nine weeks ended September 27, 2011.

10.  COMMITMENTS AND CONTINGENCIES

Legal Settlements

Legal settlement expenses of approximately $2.0 million during the thirty-nine weeks ended September 27, 2011, primarily relate to the proposed settlements of certain California employment practices class action lawsuits that have been outstanding since 2009. We agreed to these proposed settlements, which are subject to court approval, in order to avoid the costs, risks and uncertainties inherent in litigation and to eliminate the further diversion of Company management’s time and attention, and without admitting any liability on the part of the Company. See Part II “Other Information; Item 1 – Legal Proceedings” of this Form 10-Q.

Gain on Investment Settlement

Gain on investment settlement of approximately $0.6 million for the thirty-nine weeks ended September 27, 2011, relates to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities investment portfolio. Under the terms of the settlement agreement, we are entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012. In connection with this settlement, during the thirty-nine weeks ended September 27, 2011, certain of these aforementioned securities were redeemed at par, resulting in additional cash recoveries.

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

•

Our ability to open new restaurants on schedule in accordance with our targeted capacity growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

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

•

Our operations are susceptible to changes in our food, energy and supply costs, which could adversely affect our profitability, and our costs to open new restaurants are susceptible to many commodity costs including copper, steel and lumber which could adversely affect our return on investment profiles.

•	Our increasing dependence on contract brewers could have an adverse effect on our operations if they cease to supply us with our proprietary beer.

•

Government laws and regulations affecting the operation of our restaurants, including those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wage, health, nutritional and immigration requirements, could increase our operating costs and restrict our growth.

•

Our internal brewing, contract brewing and beer distribution arrangements are subject to periodic reviews and audits by various regulatory agencies and could be adversely affected as a result of different interpretations of the laws and regulations that govern such arrangements by such agencies.

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2010.

GENERAL

As of November 1, 2011, we owned and operated 115 restaurants located in the states of California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery® which includes a brewery within the restaurant, a BJ’s Restaurant & Brewhouse® which receives the beer it sells from one of our breweries or an approved third-party craft brewer of our proprietary recipe beers (“contract brewer”), a BJ’s Pizza & Grill®, or BJ’s Grill™ which is a smaller format, full service restaurant. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our own hand-crafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our BJ’s Restaurant & Brewery® restaurants feature in-house brewing facilities where BJ’s proprietary handcrafted beers are produced for some of our restaurants. Currently, three of our restaurants have active brewing operations. The remainder of our proprietary beer requirements is provided by third-party craft brewers (“contract brewers’) using our proprietary recipes.

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

Cost of sales is comprised of food and beverage costs. The components of cost of sales are variable and typically fluctuate directly with sales volumes. Labor and benefit costs include direct hourly and management wages, bonuses and payroll taxes and fringe benefits for restaurant employees.

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

While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially. We currently have a lease for one of our smaller format BJ’s Pizza and Grill® restaurants scheduled to expire during the next three months. We currently are working with the landlord and successor tenant to sublease this location for a period not to exceed twelve months as we finalize our current plan to close and relocate this smaller format restaurant to another location in the same general trade area that can accommodate a large format BJ’s Restaurant & Brewhouse® restaurant during fiscal year 2012.

In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirty-nine weeks ended September 27, 2011 and September 28, 2010, are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 27, 2011	September 28, 2010	September 27, 2011	September 28, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.7	24.3	24.7	24.4
Labor and benefits	34.2	34.4	34.4	34.9
Occupancy and operating	21.1	21.3	20.6	21.3
General and administrative	6.2	6.4	6.5	6.7
Depreciation and amortization	5.7	5.7	5.5	5.5
Restaurant opening	1.6	1.4	1.1	1.1
Loss on disposal of fixed assets	0.2	0.7	0.2	0.3
Legal settlements	0.7	0.0	0.5	0.0

Total costs and expenses	94.4	94.2	93.5	94.2

Income from operations	5.6	5.8	6.5	5.8

Other income (expense):
Interest income	0.0	0.0	0.0	0.0
Interest expense	0.0	0.0	0.0	0.0
Gain on investment settlement	0.0	0.0	0.1	0.0
Other income, net	0.0	0.1	0.1	0.1

Total other income	0.0	0.1	0.2	0.1

Income before income taxes	5.6	5.9	6.7	5.9

Income tax expense	1.5	1.6	1.9	1.6

Net income	4.1%	4.3%	4.8%	4.3%

Thirteen Weeks Ended September 27, 2011 (third quarter of 2011) Compared to Thirteen Weeks Ended September 28, 2010 (third quarter of 2010).

Revenues.   Total revenues increased by $22.6 million, or 17.6%, to $151.4 million during the thirteen weeks ended September 27, 2011, from $128.8 million during the comparable thirteen week period of 2010. The $22.6 million increase in revenues consisted of an increase of approximately $14.8 million in restaurant sales from new restaurants not in our comparable restaurant sales base, combined with an approximate $7.8 million, or 6.5%, increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an estimated effective menu price increase factor of approximately 2.2%, coupled with an estimated 2.8% benefit from increased guest traffic and an estimated 1.5% benefit from favorable menu mix shift and guest purchase incident rates.

Our restaurants, like most in casual dining, are impacted by inflationary pressures for the costs of certain commodities, labor and other operating expenses. We attempt to offset the impact of inflation on our cost structure with purchasing economies of scale, productivity and efficiency improvements, menu merchandising and menu price increases. If our guests do not accept our menu price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of any menu price increase could be negated and our operating margins could be adversely impacted. We currently expect our estimated effective menu price increase for fiscal 2011 to be in the 3% range on an annualized basis. However, depending on inflationary pressures and general economic conditions for consumer discretionary spending, our full year menu pricing for fiscal 2011 may be greater or less than our current expectations. Additionally, to help protect guest traffic and to respond to the actions of our competitors, we may consider the promotion of selective menu offerings or introduce new menu offerings at reduced or lower price points which could have the effect of further reducing any benefit from menu price increases. As a relatively small casual dining restaurant chain, we do not have the financial resources to match the marketing and advertising spending levels of our larger casual dining competitors.

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

All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, heavy promotional and discounting activities by our competitors, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K, for the year ended December 28, 2010, can impact comparable sales. As of November 1, 2011, the cost of many food commodities and energy costs were experiencing significant increases in general, both domestically and internationally. This could result in reduced consumer discretionary income and less restaurant visits in general, as well as increased resistance to menu price increases. Accordingly, there can be no assurance that increases in comparable sales will be achieved as a result of increased menu prices or other factors.

Cost of Sales.   Cost of sales increased by $6.0 million, or 19.2%, to $37.4 million during the thirteen weeks ended September 27, 2011, from $31.4 million during the comparable thirteen week period of 2010. As a percentage of revenues, cost of sales increased to 24.7% for the current thirteen week period from 24.3% for the prior year comparable thirteen week period. This percentage increase was principally due to higher overall commodity costs for the majority of our food and beverage ingredients. These increased commodity costs were partially offset by increased revenues from our menu price increases and shifts in our menu mix.

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

We provide our customers a large variety of menu items and, as a result, we are not overly dependent on a single group of commodities. However, based on current trends and expectations, we believe the overall cost environment for food commodities will likely remain under significant pressure during the remainder of 2011 and during 2012, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. While we continue to work with our suppliers to control food costs, and while we have taken steps to enter into longer-term agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not significantly increase due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items and many produce items, or where we have currently chosen not to contract for long periods of time. There are also certain commodity items, such as certain produce items, in which the contracts principally consist of “collar” agreements whereby the costs are subject to floors and ceilings. It is our current intention to attempt to offset our expected commodity cost increases through certain cost savings and productivity/efficiency initiatives and menu mix shifts, coupled with selective menu price increases. However, there can be no assurance that we will be entirely successful in this respect.

The cost to produce and distribute our proprietary beer is included in our cost of sales. We currently have qualified as many as four contract brewers to produce our high-quality handcrafted beer and are currently using three of these contract brewers in fiscal 2011. During fiscal 2011, we currently anticipate that our qualified contract brewers will produce approximately 60% to 70% of our estimated requirement of approximately 60,000 barrels of our proprietary beer. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers; however, we may eventually decide to also move the majority of this production to contract brewers as we continue to grow our restaurant base and therefore increase our demand for our proprietary beer. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. Additionally, this allows our brewery department to focus on creating and developing distinctive and unique beer flavors for us as opposed to focusing on the production and logistics of large scale brewing. As a result, over the next several years, we expect that the production cost of our larger-volume proprietary beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer. However, freight costs from our contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and negotiate more favorable terms with our transportation vendors.

Labor and Benefits.   Labor and benefit costs for our restaurants increased by $7.5 million, or 17.0%, to $51.8 million during the thirteen weeks ended September 27, 2011, from $44.3 million during the comparable thirteen week period of 2010. This increase was primarily due to the opening of 11 new restaurants since the thirteen weeks ended September 28, 2010. As a percentage of revenues, labor and benefit costs decreased to 34.2% for the current thirteen week period from 34.4% for the prior year comparable thirteen week period. This percentage decrease was primarily related to our ability to leverage the fixed and semi-fixed restaurant management labor over a higher revenue base as a result of our comparable restaurant sales increases, partially offset by higher hourly labor as a percent of sales related to training and “learning curve” inefficiencies associated with some of our newer and more labor-intensive menu items. Included in labor and benefits for the thirteen weeks ended September 27, 2011 and September 28, 2010, was approximately $465,000, or 0.3% of revenues, and $341,000, or 0.3% of revenues, respectively, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

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

Occupancy and Operating.   Occupancy and operating expenses increased by $4.6 million, or 16.6%, to $32.0 million during the thirteen weeks ended September 27, 2011, from $27.4 million during the comparable thirteen week period of 2010. The increase reflects additional operating and occupancy expenses related to 11 new restaurants opened since the thirteen weeks ended September 28, 2010. As a percentage of revenues, occupancy and operating expenses decreased to 21.1% for the current thirteen week period from 21.3% for the prior year comparable thirteen week period. This percentage decrease was primarily due to our ability to leverage the fixed and semi-fixed component of these expenses as a result of higher comparable sales.

General and Administrative.   General and administrative expenses increased by $1.1 million, or 13.6%, to $9.4 million during the thirteen weeks ended September 27, 2011, from $8.3 million during the comparable thirteen week period of 2010. Included in general and administrative costs for the thirteen weeks ended September 27, 2011 and September 28, 2010, is $0.8 million and $0.7 million, respectively, of stock-based compensation expense. The increase in general and administrative costs was primarily due to planned higher field supervision and support personnel, as well as increased travel and lodging costs to support our increased restaurant openings. As a percentage of revenues, general and administrative expenses decreased to 6.2% for the current thirteen week period from 6.4% for the prior year comparable thirteen week period. This percentage decrease was due to our ability to leverage the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization.   Depreciation and amortization increased by $1.3 million, or 17.3%, to $8.6 million during the thirteen weeks ended September 27, 2011, from $7.4 million during the comparable thirteen week period of 2010. As a percentage of revenues, depreciation and amortization remained the same at 5.7% for the thirteen week period as compared to the prior year comparable thirteen week period.

Restaurant Opening.   Restaurant opening expense increased by $0.6 million, or 33.6%, to $2.4 million during the thirteen weeks ended September 27, 2011, from $1.8 million during the comparable thirteen week period of 2010. Our opening costs will fluctuate from period to period depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. The increase in restaurant opening expenses is due to the openings of four new restaurants during the third quarter of 2011 (College Station, TX; Jacksonville, FL; Pembroke Pines, FL; and Brentwood, CA) and one new restaurant opening in-progress that opened on September 28, 2011, compared to four new restaurants opened during the comparable thirteen week period of 2010. Restaurant opening expenses for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters.

Loss on Disposal of Assets.   The loss on disposal of assets of approximately $0.3 million, or 0.2% of revenues, during the thirteen weeks ended September 27, 2011, as well as the loss on disposal of assets of approximately $0.9 million, or 0.7% of revenues, during the thirteen weeks ended September 28, 2010, primarily relates to the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Legal Settlements.   Legal settlement expenses of approximately $1.0 million, or 0.7% of revenues, during the thirteen weeks ended September 27, 2011, relates to the proposed settlement of a California employment practices class action lawsuit that has been outstanding since fiscal 2009. We agreed to this proposed settlement, which is subject to court approval, in order to avoid the costs, risks and uncertainties inherent in litigation and to eliminate the further diversion of Company management’s time and attention, and without admitting any liability on the part of the Company. See Part II “Other Information; Item 1 – Legal Proceedings” of this Form 10-Q for additional information regarding pending and recently settled legal proceedings.

Interest Income.   Interest income increased to $68,000 during the thirteen weeks ended September 27, 2011, from $32,000 during the comparable thirteen week period of 2010. This increase is primarily due to slightly higher interest rates and investment balances compared to the same thirteen week period of 2010.

Interest Expense.   Interest expense increased to $28,000 during the thirteen weeks ended September 27, 2011, from $23,000 during the comparable thirteen week period of 2010. This slight increase is primarily due to higher fees paid on our letters of credit as compared to the same thirteen week period of 2010.

Other Income, Net.   Net other income decreased to $57,000 during the thirteen weeks ended September 27, 2011, from $147,000 during the comparable thirteen week period of 2010, a decrease of $90,000. This decrease is primarily due to slightly lower income recognized from gift card breakage and changes in account balances. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense.   Our effective income tax rate for the thirteen weeks ended September 27, 2011 and for the thirteen weeks ending September 28, 2010 was 27.0%. The effective income tax rate for the thirteen weeks ended September 27, 2011, differs from the statutory income tax rate primarily due to FICA tip credits and other federal and state tax credits. We currently estimate our effective tax rate to be in the 28% range for fiscal 2011. However, the actual effective tax rate for fiscal 2011 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any disqualified dispositions related to incentive stock options.

Thirty-Nine Weeks Ended September 27, 2011 (third quarter to date of 2011), Compared to Thirty-Nine Weeks Ended September 28, 2010 (third quarter to date of 2010).

Revenues.   Total revenues increased by $68.2 million, or 17.9%, to $449.2 million during the thirty-nine weeks ended September 27, 2011, from $381.0 million during the comparable thirty-nine week period of 2010. The $68.2 million increase in revenues consisted of an increase of approximately $43.4 million in restaurant sales from new restaurants not in our comparable restaurant sales base, combined with an approximate $24.8 million, or 7.1%, increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an estimated effective menu price increase factor of approximately 3.0%, plus increases in estimated guest traffic and guest purchase incidence rates.

Cost of Sales.   Cost of sales increased by $17.9 million, or 19.2%, to $111.0 million during the thirty-nine weeks ended September 27, 2011, from $93.1 million during the comparable thirty-nine week period of 2010. As a percentage of revenues, cost of sales increased to 24.7% for the current thirty-nine week period from 24.4% for the prior year comparable thirty-nine week period. This percentage increase is primarily due to increased commodity costs which were partially offset by increased revenues from our estimated effective menu price increases, a favorable menu mix shift and efficiencies gained from the rollout of our automated food preparation system that enabled us to reduce food waste.

Labor and Benefits.   Labor and benefit costs for our restaurants increased by $21.8 million, or 16.4%, to $154.6 million during the thirty-nine weeks ended September 27, 2011, from $132.8 million during the comparable thirty-nine week period of 2010. This increase was primarily due to the opening of 11 new restaurants since the thirty-nine weeks ended September 28, 2010. As a percentage of revenues, labor and benefit costs decreased to 34.4% for the current thirty-nine week period from 34.9% for the prior year comparable thirty-nine week period. This percentage decrease is primarily related to our ability to leverage our fixed and semi-fixed labor costs over a higher revenue base as a result of comparable sales increases. Included in labor and benefits is approximately $1.2 million and $0.8 million related to our stock-based compensation plans for both the thirty-nine weeks ended September 27, 2011 and September 28, 2010, respectively. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

Occupancy and Operating.   Occupancy and operating expenses increased by $11.1 million, or 13.6%, to $92.3 million during the thirty-nine weeks ended September 27, 2011, from $81.3 million during the comparable thirty-nine week period of 2010. The increase reflects additional operating and occupancy expenses related to 11 new restaurants opened since the thirty-nine weeks ended September 28, 2010. As a percentage of revenues, occupancy and operating expenses decreased to 20.6% for the thirty-nine week period from 21.3% for the prior year comparable thirty-nine week period. This percentage decrease is principally a result of our ability to leverage the fixed component of these expenses as a result of higher comparable sales.

General and Administrative.   General and administrative expenses increased by $3.4 million, or 13.2%, to $29.1 million during the thirty-nine weeks ended September 27, 2011, from $25.7 million during the comparable thirty-nine week period of 2010. Included in general and administrative costs for the thirty-nine weeks ended September 27, 2011 and September 28, 2010, is $2.2 million, respectively, of stock-based compensation expense. The increase in general and administrative costs is primarily due to planned higher field supervision and support personnel, coupled with higher levels of recruiting and training costs related to our managers in training program and additional travel and lodging costs to support our new restaurant openings. As a percentage of revenues, general and administrative expenses decreased to 6.5% for the current thirty-nine week period from 6.7% for the prior year comparable thirty-nine week period. This percentage decrease is due to our ability to leverage the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization.   Depreciation and amortization increased by $3.7 million, or 17.6%, to $24.8 million during the thirty-nine weeks ended September 27, 2011, from $21.1 million during the comparable thirty-nine week period of 2010. As a percentage of revenues, depreciation and amortization remained comparable at 5.5% for the current thirty-nine week period as compared to the same thirty-nine week period of 2010. Depreciation and amortization increased as a result of our construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives.

Restaurant Opening.   Restaurant opening expense increased by $0.9 million, or 20.6%, to $5.1 million during the thirty-nine weeks ended September 27, 2011, from $4.2 million during the comparable thirty-nine week period of 2010. This increase is primarily due to opening costs related to nine restaurant openings and four restaurants in-progress during the thirty-nine weeks ended September 27, 2011, as compared to eight restaurant openings and two restaurants in-progress during the thirty-nine weeks ended September 28, 2010. Restaurant opening expenses for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters.

Loss on Disposal of Assets.   The loss on disposal of assets of approximately $0.9 million, or 0.2% of revenues, during the thirty-nine weeks ended September 27, 2011, primarily related to the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities. The loss on disposal of assets of approximately $1.0 million, or 0.3% of revenues, during the thirty-nine weeks ended September 28, 2010, primarily related to the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Legal Settlements.   Legal settlements of approximately $2.0 million, or 0.5% of revenues, during the thirty-nine weeks ended September 27, 2011, primarily relate to the proposed settlements of certain California employment practices class action lawsuits that have been outstanding since 2009. We agreed to these proposed settlements, which are subject to court approval, in order to avoid the costs, risks and uncertainties inherent in litigation and to eliminate the further diversion of Company management’s time and attention, and without admitting any liability on the part of the Company. See Part II “Other Information; Item 1 – Legal Proceedings” of this Form 10-Q for additional information regarding pending and recently settled legal proceedings.

Interest Income.   Interest income increased by approximately $64,000, or 69.6%, to $156,000 during the thirty-nine weeks ended September 27, 2011, from $92,000 during the comparable thirty-nine week period of 2010. This increase is primarily due to slightly higher interest rates and investment balances compared to the same period as last year.

Interest Expense.   Interest expense increased to $83,000 during the thirty-nine weeks ended September 27, 2011, from $66,000 during the comparable thirty-nine week period of 2010. This increase is primarily due to higher fees related to our letters of credit as compared to the same thirty-nine week period of 2010.

Gain on Investment Settlement.   Gain on investment settlement of approximately $0.6 million for the thirty-nine weeks ended September 27, 2011, relates to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities investment portfolio. Under the terms of the settlement agreement, we are entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012. In connection with this settlement, during the thirty-nine weeks ended September 27, 2011, certain of these aforementioned securities were redeemed at par, resulting in additional cash recoveries.

Other Income, Net.   Net other income decreased to $0.4 million during the comparable thirty-nine weeks ended September 27, 2011, from $0.5 million during the comparable thirty-nine week period of 2010, a decrease of $0.1 million. This decrease is primarily due to slightly lower income recognized from gift card breakage. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense.   Our effective income tax rate for the thirty-nine weeks ended September 27, 2011, was 28.6% compared to 27.0% for the comparable thirty-nine week period of 2010. The effective income tax rate for the thirty-nine weeks ended September 27, 2011, differs from the statutory income tax rate primarily due to FICA tip credits and other federal and state tax credits. We currently estimate our effective tax rate to be in the 28% range for fiscal 2011. However, the actual effective tax rate for fiscal 2011 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any disqualified dispositions related to incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	September 27, 2011	December 28, 2010
Cash and cash equivalents	$11,925	$31,518
Total marketable securities	$37,453	$22,679
Net working capital	$13,943	$18,636
Current ratio	1.2:1.0	1.3:1.0

	For The Thirty-Nine Weeks Ended
	September 27, 2011	September 28, 2010
Cash provided by operating activities	$53,898	$43,845
Capital expenditures	$64,847	$49,320

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations; to provide our restaurant landlords with confidence as to our intent and ability to honor all of our financial obligations under our restaurant leases; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger scale. We obtain capital resources from our ongoing operations, employee stock option exercises and tenant improvement allowances from our landlords. Additionally, in the past we have obtained capital resources from public stock offerings. As an additional source of liquidity, we also have a $45 million credit facility in place that expires on September 30, 2012 and we have a shelf registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission (“SEC”) that permits us to raise capital from time to time through the offer and sale of various types of securities not to exceed an aggregate value of $75 million.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. We currently expect to secure approximately $5.6 million of committed tenant improvement allowances for our planned fiscal 2011 new restaurant openings. However, in light of current conditions in the credit and real estate development markets, there can be no assurance that such allowances will continue to be available to us. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our restaurants. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build out our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $53.9 million of net cash from operations during the thirty-nine weeks ended September 27, 2011, representing a $10.1 million increase from the $43.8 million provided by during the comparable thirty-nine week period of 2010. The increase in cash from operating activities for the thirty-nine weeks ended September 27, 2011, in comparison to thirty-nine weeks ended September 28, 2010, is primarily due to the increase in net income and higher depreciation expense as a result of more restaurants in operation.

For the thirty-nine weeks ended September 27, 2011, total capital expenditures were approximately $64.8 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $44.9 million. These expenditures were primarily related to the construction of our nine new restaurants that opened during the thirty-nine weeks ended September 27, 2011, as well as expenditures related to four additional restaurants expected to open in the fourth quarter of fiscal 2011. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $15.8 million and $4.1 million, respectively.

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

We have a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012, and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self-insurance programs and for working capital and construction requirements as needed. As of September 27, 2011, there were no borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $4.4 million. Any borrowings under the Line of Credit will bear interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At September 27, 2011, we were in compliance with these covenants. Any interest on the Line of Credit will be payable quarterly and all related borrowings must be repaid on or before September 30, 2012. While we have the Line of Credit in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

Our capital expenditures during fiscal 2011 will continue to be significant as we currently plan to open as many as 13 new restaurants during the year (in addition to our necessary maintenance and key initiative-related capital expenditures). As of November 1, 2011, we have entered into four signed leases for new restaurant locations and we are currently in escrow for the purchase of the underlying land for one of our restaurants expected to open in fiscal 2012. Additionally we expect to enter into several more leases as we expect to open as many as 15 new restaurant locations during fiscal 2012. We currently anticipate our capital expenditures for fiscal 2011, including all expenditures categories and excluding any tenant improvement allowances we may receive from landlords, will be approximately $85 million. We expect to fund our expected capital expenditures for fiscal 2011 with current cash and investment balances on hand, expected cash flow from operations and expected tenant improvement allowances of approximately $5.6 million. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

As of September 27, 2011, we had an uncollected outstanding tenant improvement allowance from one landlord in the amount of $1.2 million for one of our restaurants which opened in fiscal 2008. Our lease with that landlord allows us to offset or reduce our rent payable in the event that our tenant improvement allowances cannot be collected. We do not believe that this matter will have a material impact on our overall liquidity, and we are currently seeking the legal enforcement of all of our rights under the lease as we concurrently attempt to negotiate a final settlement of this matter.

Our cash and cash equivalents and marketable securities included money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations totaling approximately $49.4 million, as of September 27, 2011.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 27, 2011, we are not involved in any off-balance sheet arrangements.

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

Many of our restaurant team members are paid hourly rates related to the federal or state minimum wage. In addition, numerous state and local governments have their own minimum wage requirements that are generally greater than the federal minimum wage and are subjected to annual increases based on changes in their local consumer price indices. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such team members. Certain operating and other costs, such as health benefits, taxes, insurance and other outside services continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

Fair Value of Marketable Securities and Cash Equivalents

We measure the fair value of our marketable securities using quoted market prices in active markets. All of our marketable securities are currently classified as held-to-maturity, included as short-term and long-term marketable securities in the Consolidated Balance Sheets and reported at amortized cost with related gains and losses reflected in earnings once realized in accordance with U.S. GAAP. We believe that the fair value of our marketable securities equaled the quoted market price of our marketable securities at September 27, 2011.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. As of September 27, 2011, no other than temporary impairment indicators have been identified.

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

The accounting for uncertainty in tax positions requires that we recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 27, 2011, unrecognized tax benefits recorded was approximately $0.9 million.

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

We account for these plans in accordance with U.S. GAAP under the fair value recognition provisions, using the modified-prospective-transition method. Compensation expense recognized in the thirty-nine weeks ended September 27, 2011 and September 28, 2010, include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the revised provisions under U.S. GAAP. We are required to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows. See Note 7, “Stock-Based Compensation,” in this Form 10-Q.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term marketable securities with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our marketable securities and, therefore, impact our cash flows and results of operations. For the thirty-nine weeks ended September 27, 2011, the average interest rate earned on cash and cash equivalents and marketable securities was approximately 0.5%. As of September 27, 2011, our cash and cash equivalents and marketable securities consisted of money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations with a cost or fair value of approximately $49.4 million. Cash may be in excess of FDIC insurance limits. The majority of our marketable securities, both short-term and long-term, are AAA-rated and directly or indirectly guaranteed by the U.S. Government. We believe we are not exposed to significant risk on cash and cash equivalents and marketable securities. The fair market value of our marketable securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of September 27, 2011, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

We are subject to private lawsuits, administrative proceedings and demands that arise in the ordinary course of our business and which typically involve claims from guests, employees and others related to operational, employment, real estate and intellectual property issues common to the foodservice industry. A number of these claims may exist at any given time. We believe that most of our guest claims will be covered by our general liability insurance, subject to certain deductibles and coverage limits. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not been ordered to pay punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims. We could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are ultimately determined to be liable. We currently believe that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 4, 2009, a team member filed a putative class action complaint in the Superior Court for the County of Fresno, California on behalf of himself and other current and former servers working in the Company’s California restaurants. The complaint alleged causes of action for failure to pay wages for on-call time in violation of the California Labor Code, violation of California Business and Professional Code, and penalties for failure to pay wages in a timely manner. The complaint sought unspecified damages, a constructive trust, restitution, injunctive relief, interest, attorneys’ fees and costs. On August 14, 2009, a first amended complaint was filed, in which two other team members joined the action as plaintiffs. The Company answered the operative complaint denying the allegations. The parties reached a settlement in principle of this action in September 2011. The plaintiff will file a motion for preliminary approval with the court within the next quarter. The terms of this settlement are not considered by the Company to be material to its consolidated financial position. A legal settlement expense of approximately $1.0 million was recorded in the third quarter for fiscal 2011 for this matter.

On August 25, 2009, a former team member filed a putative class action in the Superior Court for the County of Los Angeles, California on behalf of himself and other current and former restaurant managers in California. The complaint, as amended, alleged that the Company’s California kitchen managers were misclassified as exempt from overtime and other California law requirements and alleged causes of action for failure to pay overtime wages, failure to provide meal and rest periods, failure to pay wages in a timely manner, failure to provide accurate wage statements, failure to keep accurate payroll records, penalties associated with these claims, and failure to reimburse class members for business expenses in violation of the California Labor Code and unfair competition in violation of the California Business and Professions Code. The complaint sought unspecified damages, restitution, injunctive relief, interest, attorneys’ fees and costs. In January 2010, on the Company’s motion, the Court ordered the venue of the case transferred to Orange County. The Company responded to the third amended complaint, the operative complaint denying the allegations. The parties reached a settlement in principle of this action in July 2011. The plaintiff will file a motion for preliminary approval with the court within the next quarter. The terms of this settlement are not considered by the Company to be material to its consolidated financial position. A legal settlement expense of approximately $800,000 was recorded in the second quarter of fiscal 2011 for this matter.

Item 1A.   RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2010. There have been no material changes in the risks related to us from those disclosed in such Annual Report. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known, or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results.

Item 6.   EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the 2004 Annual Report on Form 10-K.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the 2010 Annual Report on Form 10-K.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

November 1, 2011	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)