Form 10-Q/A
period 2011-06-28
BJs RESTAURANTS INC
filed 2012-01-24
CIK 1013488

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

As of July 29, 2011, there were 27,698,012 shares of Common Stock of the Registrant outstanding.

EXPLANATORY NOTE

This Form 10-Q/A amends the quarterly report on Form 10-Q of BJ’s Restaurants, Inc. (the “Company”) for the quarter ended June 28, 2011 (the “Original Filing”), filed on August 3, 2011, to include additional information regarding the Company’s late filing of its proxy statement in 2010 and 2011. The remainder of the Original Filing remains unchanged.

This Form 10-Q/A amends Part I, Item 4 (Controls and Procedures) in the Company’s Original Filing. Except to the extent required to reflect the above-referenced revisions, this Form 10-Q/A continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing. Accordingly, this amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

In 2010 and in 2011, we failed to timely file our proxy statement within the 120 day period following fiscal year-end to properly incorporate certain information by reference into our Annual Report on Form 10-K. The definitive 2010 proxy statement was filed on May 3, 2010 (three business days after the due date). The late 2010 proxy statement filing was a result of a change in the agenda for the annual meeting to include a proposal that required us to file a preliminary proxy statement. We had filed a preliminary proxy statement on April 21, 2010. However, because the 10-day waiting period required by Rule 14a-6 had not elapsed, we waited until May 3, 2010 to file the definitive proxy statement, owing to an internal miscalculation of the required filing date for our preliminary proxy statement. The 2011 proxy statement was filed on May 6, 2011 (seven business days after applicable due date), due to external securities counsel miscalculating the due date. In each case, the failure to timely file was not a result of any failure in our ability to gather accurate information or draft the relevant disclosures within the time periods required under the Exchange Act. As a result, we determined that the causes of each untimely filing were unrelated and not indicative of a pattern or systemic deficiency in our overall disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the 2004 Annual Report on Form 10-K.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the 2010 Annual Report on Form 10-K.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	BJ’s Restaurants, Inc. 2011 Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 6, 2011, with respect to the 2011 Annual Meeting of Shareholders).

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer (filed previously).

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements (filed previously)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

January 24, 2012	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)