Form 10-K
period 2012-01-03
BJs RESTAURANTS INC
filed 2012-02-28
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, June 28, 2011, was $1,243,024,427, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 27, 2012, 27,912,557 shares of the common stock of the Registrant were outstanding.

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

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This Form 10-K contains “forward-looking” statements and other information that are based on the current beliefs of our management as well as assumptions made by and information currently available to us. When we use the words “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions in this Form 10-K, as they relate to us or our management, we are intending to identify “forward-looking” statements. These statements reflect our current perspectives and outlook with respect to BJ’s future expansion plans, key business initiatives, expected operating conditions and other factors. Moreover, we operate in a very competitive and rapidly changing environment, and new risk factors emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, also may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operation or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

“Forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;
•	the rate and scope of our planned future restaurant development;
•	anticipated dates on which we will commence or complete the development and opening of new restaurants;
•	expectations as to the timing and success of the planned expansion of our contract brewing strategy for our proprietary handcrafted beers and sodas;
•	expectations for consumer spending on casual dining restaurant occasions in general;
•	expectations as to the availability and costs of key commodities used in our restaurants and brewing operations;
•	expectations as to our menu price increases and their effect, if any, on revenue and results of operations;
•	expectations as to the effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;
•	expectations as to our capital requirements and actual or available borrowings on our line of credit;
•	expectations as to our future revenues, operating costs and expenses; and
•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

Some, but not all, significant factors that could prevent us from achieving our stated goals are set forth in Part I, Section 1A of this Annual Report on Form 10-K and include:

•

Our success depends substantially on the favorable image, credibility and value of the BJ’s brand and our reputation for offering guests a higher quality, more differentiated total dining experience at a good value.

•	Any deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.

•	If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.
•

Our ability to open new restaurants on schedule in accordance with our targeted capacity growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases, recruiting and training qualified managers and hourly team members to correctly operate our new restaurants and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

•	Access to sources of capital and our ability to raise capital in the future may be limited, which could adversely affect our business and our expansion plans.
•

Any deterioration in general economic conditions could also have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.

•

Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated revenues and financial results, including a potential impairment of the long-lived assets of certain restaurants.

•	Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
•	Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.
•	Our future operating results may fluctuate significantly due to our relatively small number of existing restaurants and the expenses required to open new restaurants.
•

A significant number of our restaurants are concentrated in California, Texas and other Western states, which make us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

•

Our operations are susceptible to changes in our food, labor and related (including, but not limited to, group health insurance coverage for our team members), energy and supply costs which could adversely affect our profitability.

•	Our costs to construct new restaurants are susceptible to both material and labor cost fluctuations which could adversely affect our return on investment results for new restaurants.
•	Our increasing dependence on contract brewers could have an adverse effect on our operations if they cease to supply us with our proprietary handcrafted beer and sodas.
•

Government laws and regulations affecting the operation of our restaurants, including (but not limited to) those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, consumer health and safety, group health insurance coverage, nutritional disclosures, -and employment-related documentation requirements could increase our operating costs, cause unexpected disruptions of our operations and restrict our growth.

•

Our internal brewing, contract brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local regulatory agencies, and could be adversely affected as a result of different interpretations of the laws and regulations that govern such arrangements by such agencies.

These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our filings with the U.S. Securities and Exchange Commission (“SEC”). Because of these factors, risks and uncertainties, we caution against placing undue reliance on “forward-looking” statements.

The risks described in this Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known by us or that are currently deemed by us to be immaterial. However, they may ultimately manifest themselves and thereby have a material adverse effect on our business, financial condition and/or operating results. Although we believe that the assumptions underlying “forward-looking” statements are reasonable on the dates they are made, any of the assumptions could be incorrect, and there can be no guarantee or assurance that “forward-looking” statements will ultimately prove to be accurate. “Forward-looking” statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any “forward-looking” statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the “forward-looking” statement was made. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under “ITEM 1A. RISK FACTORS.”

ASSUMPTIONS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended January 3, 2012, December 28, 2010, December 29, 2009, December 30, 2008, and January 1, 2008, are referred to as fiscal years 2011, 2010, 2009, 2008, and 2007, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2011 consisted of 53 weeks with a 14-week fourth quarter; therefore, all financial references to fiscal year 2011 assume 53 weeks of operations, unless noted otherwise. We have included in this Form 10-K certain discussions of financial information for fiscal 2011 on an adjusted 52-week basis to assist readers in making comparisons to our prior fiscal years. Results presented on a 52-week basis exclude the last week of fiscal 2011. All other fiscal years presented in this Form 10-K consisted of 52 weeks; additionally, all quarters, with the exception of the fourth quarter in fiscal year 2011, consisted of 13 weeks.

ITEM 1. BUSINESS

GENERAL

As of February 27, 2012, we owned and operated 116 restaurants located in the states of California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington. Our restaurants operate under the BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill®, or BJ’s Grill™ names. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our proprietary handcrafted beers and other beers, as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our BJ’s Restaurant & Brewery® restaurants feature on-premise brewing facilities where BJ’s proprietary handcrafted beers are produced for some of our restaurants. Currently, only three of our restaurants have active brewing operations on-premise. The remainder of our proprietary beer requirements is provided by third-party craft brewers (“contract brewers”) using our proprietary recipes. Our seven BJ’s Pizza & Grill® restaurants reflect the original format of the BJ’s restaurant concept that was first introduced in 1978, one of which has an operating brewery. BJ’s Pizza & Grill® restaurants are a smaller format, full-service restaurant when compared to our larger-format BJ’s Restaurant and Brewhouse® locations, which currently represent our primary expansion vehicle. In October 2011, we opened our first BJ’s Grill™ location in Anaheim Hills, California. BJ’s Grill™ is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements will be tested for potential application to our larger restaurants. We have no current intention to open additional BJ’s Grill™ locations during fiscal 2012; however, we may consider opening such locations in the future.

The first BJ’s restaurant was opened in 1978 in Orange County, California and was centered on bringing the unique flavor of deep-dish pizza to southern California. We acquired the BJ’s restaurant concept in 1995 from its original founders. Our initial public offering of common stock occurred in 1996. Over the years we expanded the BJ’s concept from its beginnings as a small pizzeria to a full service, high energy casual dining restaurant with over 125 menu items, including appetizers, specialty salads, soups, pastas, sandwiches, entrees and desserts. In 1996, we introduced our proprietary handcrafted beers when we opened our first BJ’s Restaurant & Brewery® in Brea, California. Beginning in 2002, with the opening of our first restaurants in the state of Texas, we began using qualified third-party contract brewers to supply us with our proprietary beer due to certain liquor license restriction in that state. Our differentiated, high-quality, handcrafted beers have added a unique dimension to the BJ’s concept which further distinguishes BJ’s from many other restaurant concepts, and complements our signature pizza and many of our other menu items. Over the years, our proprietary beers have earned 28 medals at the Great American Beer Festival. Additionally, over the last few years we have been gradually expanding the number of our “guest” draft beer taps in many of our restaurants to complement BJ’s high quality, proprietary beers and enhance BJ’s competitive positioning as a leading retailer of craft beer in the casual dining segment of the restaurant industry.

We compete in the casual dining segment of the restaurant industry, which is a large, highly fragmented segment with estimated annual sales in the $100 billion range. Over the last several years, the casual dining segment of the restaurant industry has become a more mature segment of the restaurant industry. According to some industry analysts and observers, the annual rate of sales growth for the segment has been gradually decreasing since 2004 as a result of increased competition from more innovative quick-service and “fast casual” restaurant concepts and other food-away-from-home retailers; a leveling off of certain favorable demographic trends (the number of two wage-earner households, etc.); and a perceived over-supply of casual dining restaurants compared to demand. We believe that, in addition to these factors, the segment has suffered from low levels of innovation and a general reduction in the overall quality and differentiation of many of the larger, more mature “mass market” casual dining chains that collectively operate several thousand “commoditized” restaurants. We believe that the BJ’s restaurant concept offers consumers a higher quality, more contemporary and approachable “casual-plus” dining experience with higher energy and relevance for about the same amount of money. Accordingly, our primary business objective is to continue our national expansion program and attempt to capture additional market share in the segment over time.

Our Internet address is http://www.bjsrestaurants.com. Electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available, free of charge, by visiting the “Investor Relations” section of our website at http://www.bjsrestaurants.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the SEC. We caution that the information on our website is not part of this or any other report we file with, or furnish to, the SEC.

THE BJ’s RESTAURANT CONCEPT AND MENU

Our primary growth objective is to gradually expand the BJ’s “casual-plus” restaurant concept nationwide during the next several years and to consistently deliver the BJ’s dining experience at the “BJ’s Gold Standard of Operational Excellence” (i.e., by providing a genuine commitment to passionately connect with every guest, on every visit, through the flawless and relentless execution of every detail during every shift). We believe that by delivering upon this commitment to our guests, we should have the best opportunity to generate significant repeat business and capture additional market share in the casual dining segment of the restaurant industry. To achieve these objectives, we plan to focus primarily, but not necessarily exclusively, on the opening of additional BJ’s Restaurant & Brewhouse® format restaurants in new and existing markets in a carefully controlled manner. The term “casual-plus” (or “premium casual” or “polished casual”) typically refers to a competitive positioning that has greater quality and differentiation when compared to the more mature, “mass market” casual dining concepts with average guest checks of $12.00 to $16.00, but not necessarily as extensive as the “upscale casual” concepts that typically have average guest checks well in excess of $16.00.

Our signature menu offering is our deep-dish pizza, which was introduced in 1978. Approximately 16% of our total restaurant sales in fiscal 2011 consisted of deep-dish pizza. Our unique version of deep-dish pizza is unusually light, with a crispy, flavorful, bakery-type crust. Our pizza is topped with high-quality meats, fresh vegetables and a blend of five cheeses.

In addition to our deep-dish pizza, we have a broad menu with approximately 125 items featuring appetizers, specialty salads, soups, pastas, sandwiches, entrees and desserts. Examples of our other menu offerings include Santa Fe Spring Rolls, BBQ Chicken Chopped Salad, Blackened New York Steak, Grilled Pork Chops, Chicken Marsala, Cajun Pasta, Fish Tacos, Balsamic Glazed Chicken, Gluten-Free Thin Crust Pizza and our famous original BJ’s Pizookie® dessert. All of our menu items are prepared to order using high-quality ingredients. This broad menu, which we continually evolve, is an important factor in our differentiation from many other casual dining competitors. Over the last several years we have continued to evolve and differentiate our menu offerings. For example, we introduced our “Snacks and Small Bites” menu category in fiscal 2010, which features individual appetizers priced between $2.95 and $4.95. During fiscal 2011, we introduced our new Enlightened Entrées™ menu category, consisting of several innovative menu offerings that contain 575 calories or less with bold taste profiles. Our menu entrees generally range in price from $7.25 to $19.95, and our daily lunch specials start at $5.95. We estimate that our average guest check in 2011, including beverages, was approximately $13.00. Our extensive menu and moderate pricing allow us to appeal to a variety of guests and dining occasions, including everyday lunch and dinner, special occasions, and late night business. We believe these competitive attributes were a significant factor in our achievement of relatively strong comparable restaurant sales increases of 6.6% and 5.6% for fiscal 2011 and 2010, respectively, despite the very difficult and volatile environment for consumer discretionary spending during both years. Furthermore, despite the recessionary economy of 2009, our comparable restaurant sales decreased only 0.8% when compared to fiscal 2008.

Our large, flexible kitchens and bars allow us to adapt to changing consumer tastes and trends regarding food and beverages. Generally, we evaluate our menu offerings and prices two to three times a year, and we may add, delete or modify certain menu offerings at those times. Substantially all prospective menu and beverage offerings are initially evaluated by our internal menu development team and then tested in selected restaurants before any company-wide rollout. During fiscal 2012, we plan to evaluate the latest developments in kitchen technology and equipment, and we may decide to commit additional capital resources to further expand our overall kitchen capabilities and capacities in the future.

All of our restaurants feature our award-winning, proprietary handcrafted beers, which we believe not only differentiate us from many other restaurant concepts, but also enhance our desire to provide greater quality and uniqueness to our guests in everything we do. Approximately 10% of our total restaurant sales in 2011 consisted of our proprietary handcrafted beers, which are freshly brewed and are not pasteurized. During 2010, we introduced BJ’s LightSwitch Lager®, a flavorful craft beer with fewer calories than many popular domestic light beers that has a pleasant malt flavor balanced with a clean, dry finish. With this addition, we now offer as many as eight standard proprietary handcrafted beers along with a rotating selection of seasonal handcrafted specialty beers. We also offer as many as thirty “guest” domestic and imported craft beers on our draft beer taps, in addition to a selection of bottled Belgian beers in the majority of our restaurants. Our expanded beer offerings are intended to enhance BJ’s competitive positioning as a leading retailer of craft beer in the casual dining segment of the restaurant industry. During 2011, approximately 35% of our proprietary beer was produced at our in-house breweries located in three of our restaurants, and then distributed to our other locations in a “hub and spoke” fashion. The remaining 65% of our proprietary beer was produced by other qualified contract brewers using our proprietary recipes. During 2011, our in-house breweries produced approximately 20,000 barrels of beer, and contract brewers produced approximately 37,000 barrels of beer for distribution to our restaurants. A barrel of our proprietary handcrafted beer contains approximately 31 gallons, and is approximately equivalent to two retail “kegs” of beer. Going forward, we intend to gradually shift the vast majority of our beer production to contract brewers. We also offer a selection of popular wines and spirits for sale in our restaurants. Alcoholic beverages, including our handcrafted beers, represented approximately 22% of our total restaurant sales in 2011.

RESTAURANT OPERATIONS

Based on internal and publicly available data, we believe that our larger-format brewery and brewhouse restaurants, on average, generate relatively high guest traffic per square foot compared to many other casual dining concepts. Therefore, we have implemented operational systems and procedures to support our desire to run our restaurants “quality fast,” particularly at peak dining periods, in order to effectively and efficiently process every guest transaction offered to us. In order to serve our relatively large number of guests, we carefully select, train and supervise our restaurant-level employees (“team members”). The typical management team for a BJ’s Restaurant & Brewery® and BJ’s Restaurant & Brewhouse® consists of a General Manager, an Executive Kitchen Manager and four to five other managers depending on the sales volume for each restaurant. Additionally, each restaurant typically employs an average of approximately 150 hourly team members, many of whom are paid at the statutory minimum wage level and work part-time. The General Manager is responsible for the day-to-day operations of their restaurant, including hiring, training, and the development of personnel, as well as for sales and operating profit. The Executive Kitchen Manager is responsible for food quality and preparation, purchasing, inventories and kitchen labor costs.

The General Manager of each restaurant reports to a Director of Operations or an Area Vice President, who generally supervises six to eight restaurants and who in turn reports to a Regional Vice President or a Senior Regional Vice President. Additionally, we have several Regional Kitchen Operations Managers who oversee the food quality and consistency in our restaurants and help educate, coach and develop our kitchen team members. Our Regional Kitchen Operations Managers report to a Vice President of Kitchen Operations, who maintains company-wide standards for food quality, food waste and yields, kitchen operations, sanitation, and the execution of all menu changes in our restaurants. All of our Regional Vice Presidents and our Vice President of Kitchen Operations report to our Chief Restaurant Operations Officer who oversees all aspects of restaurant operations including kitchen operations, restaurant facility management, new restaurant openings and the roll-out of key operational initiatives. All of our restaurants prepare detailed weekly and monthly operating budgets, and compare their actual results to their budgets. We also measure the productivity and efficiency of our restaurant operations using a variety of qualitative and quantitative statistical indicators such as kitchen ticket times, actual versus theoretical food waste, items produced or sold per labor hour, labor hours worked per 100 guests served, controllable operating costs per guest served and other activity measures.

Excluding our BJ’s Pizza & Grill® restaurants, our typical restaurant hours of operations are generally from 11:00 am to 12:00 am Sunday through Thursday and 11:00 am to 1:00 am Friday and Saturday. Our restaurants are typically open every day of the year except for Thanksgiving and Christmas. Most of our restaurants currently offer either in-house and/or third-party delivery service. Additionally, all restaurants offer call-ahead seating and on-line ordering for guest pick-up.

Our goal is to staff our restaurants with qualified, trained and enthusiastic team members who desire to be an integral part of BJ’s fun, premium casual atmosphere and, at the same time, have the passion, intensity, work ethic and ability to execute our concept correctly and consistently on every shift. Prior experience in the restaurant industry is only one of the qualities management looks for in our restaurant team members. Enthusiasm, motivation, dependability, integrity, and the ability to interact well and connect with our guests and correctly execute our concept are some of the key qualities for BJ’s management and team members.

In order to maintain our high standards, all new restaurant hourly team members undergo formal training from certified Team Member Instructors at each restaurant. Our Team Member Instructors oversee the training by position for each new hourly team member and are also utilized to support our new restaurant openings. Our hourly team goes through a series of in-depth interactive and automated training for their respective positions. New restaurant managers are required to successfully complete an11-week comprehensive training program dedicated to all aspects of the operation of our restaurants including both restaurateuring and restaurant business-related topics. Our restaurant management training program is directed by our Senior Vice President for Operations Talent Development and is closely monitored by our field supervision team. We continuously review our training curriculum for our hourly team members, new managers and our existing restaurant managers. Additionally, beginning in 2010 we added several new continuing education classes including our “Beermaster” program for all of our general managers and “BJ’s Kitchen Academy” to develop additional kitchen managers.

Our future growth and success is highly dependent upon our ability to attract, develop and retain qualified restaurant management and hourly team members to correctly and consistently operate our restaurants. We attempt to accomplish this by providing our team members with opportunities for increased responsibilities and advancement as well as performance-driven incentives based on both financial and guest satisfaction metrics. We also support our team members by offering what we believe to be competitive wages and, for eligible team members, competitive fringe benefits (including a 401(k) plan with a company match, medical insurance and dining discounts). Additionally, since 2007, all of our general managers, executive kitchen managers, regional kitchen operations managers, directors of operations and certain brewery operations team members are eligible to be selected to participate in our Gold Standard Stock Ownership Program that operates under the authority of our

2005 Equity Incentive Plan (“the Plan”). This program is intended to be a long-term wealth building program based on awards of restricted stock units or other equity-based awards and is dependent on the participant’s extended service with us in their respective positions and their achievement of certain agreed upon performance objectives during that service period (generally five years).

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

Our BJ’s Restaurant & Brewhouse® format (which receives the beer it sells from one of our BJ’s Restaurant & Brewery® locations or an approved contract brewer) is currently expected to represent the vast majority of our planned new restaurant growth for the foreseeable future. We may also open new BJ’s Restaurant & Brewery® formats if operating an on-site brewery is the only legally permissible way to offer our proprietary handcrafted beer in certain highly-desirable locations. Although we currently have no plans to do so in fiscal 2012, we may also consider opening smaller-format BJ’s Grill™ format restaurants as fill-in locations in certain densely-populated, urban trade areas, or in smaller cities where a larger-format location could not be obtained or is not appropriate.

We desire to obtain high-quality, high-profile locations for our “casual-plus” restaurants, which we believe have the ability to draw guests from a larger area than most “mass market” casual dining chain restaurants. The sizes of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, retail traffic generators and geography. We believe the locations of our restaurants are critical to our long-term success. Accordingly, we devote significant time and resources to analyzing each prospective site. Since BJ’s has proven that it can be successful in a variety of locations (urban or suburban shopping malls, retail strip centers, lifestyle centers, and entertainment centers – either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. In general, we currently prefer to open our restaurants at high-profile sites in mature trade areas with dense populations. Additionally, we target geographic regions that allow us to build multiple restaurants in those areas. This “clustering” approach can provide specific economic benefits including lower supply and distribution costs, improved marketing efficiencies, management supervision leverage and increased brand awareness. It is not our current intention to open new restaurants in locations that compete for significant numbers of customers with our existing restaurants. However, as with most growing retail and restaurant chain operations, there can be no assurance that sales transfers or “cannibalization” among our locations will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets to maximize our competitive position and financial performance in each market.

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

During fiscal 2011, we opened 13 new restaurants and thereby successfully achieved our goal to increase our total restaurant operating weeks by approximately 13% during the year. During 2012, we plan to open as many as 16 new restaurants, including one relocation of an existing older, smaller-format “Pizza and Grill” restaurant to a new site that can support a larger-format “Brewhouse” restaurant. We have targeted an approximate 11% increase in total restaurant operating weeks for fiscal 2012, including the effect of the 53rd week for fiscal 2011 (13% increase excluding the effect of the 53rd week). Based on information currently available, during 2012 we expect to open as many as one restaurant during the first quarter; five restaurants during the second quarter; five restaurants (including one relocation) during the third quarter; and five restaurants during the fourth quarter. However, there are a number of risk factors associated with opening new restaurants and entering new markets, and it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control, including those identified under “Risk Factors” in Part I, Section 1A of this Annual Report on Form 10-K.

We have signed leases or letters of intent for all of our potential restaurant openings for fiscal 2012. As of February 27, 2012, the following table sets forth information with respect to future restaurant locations that we expect to open in fiscal 2012 and beyond for which leases or purchase agreements have been executed:

Future Restaurants with Signed Leases
Santa Rosa, California
Tampa, Florida
Round Rock, Texas
Salinas, California
Dublin, California
New Braunfels, Texas

Future Restaurants with Underlying Land Purchased
Waco, Texas

We are currently negotiating additional leases and/or real estate purchases for potential future locations for fiscal 2012 and 2013. From time to time, we will evaluate opportunities to acquire and convert other restaurant locations or entire restaurant chains to the BJ’s restaurant concept. However, we currently have no binding commitments (other than the signed leases or land purchase agreements set forth in the table above) or agreements to acquire or convert any other restaurant locations or chains to our concepts.

We typically enter into leases for our locations for primary periods of 15 to 20 years. We also negotiate for and obtain lease extension options in most instances. Our restaurants can either be freestanding or in-line, and we may utilize both ground leases and build-to-suit leases. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We generally are also responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out our leased premises. We may also expend cash for permanent structural additions that we make to leased premises. We also expend cash for restaurant preopening costs. At times, we may have some of our costs to open a restaurant effectively reimbursed to us by our landlords in the form of tenant improvement allowance incentives pursuant to agreed-upon terms in our leases. If obtained, these allowances usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. However, there can be no assurance that such allowances will be available for every potential location that we seek to develop into a new restaurant. Generally, a landlord will charge us additional rent for any allowances provided to us in this regard. We may also purchase the land underlying certain restaurant locations if they become available. However, it is not our current strategy to own a large number of land parcels that underlie our restaurants. In many cases, we subsequently enter into sale-leaseback arrangements for land parcels that we may purchase.

TARGETED NEW RESTAURANT ECONOMICS

In selecting sites for our restaurants, an important objective is to earn a suitable rate of return on our investment. However, this return often cannot be meaningfully measured until our restaurants reach their mature run-rate levels of sales and profitability. Maturation periods vary from restaurant to restaurant, but generally range from two to four years. On average, we currently target a blended 25% to 30% return on our invested capital, and a blended 20% to 25% return on total invested capital, which includes our invested capital and a factor for the landlord’s invested capital (based on a capitalized value of minimum rents to be paid to the landlord) for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations. Our targeted returns on invested capital in new restaurants may change in the future, depending upon competitive conditions in the casual dining segment, real estate market conditions, construction and operating cost trends and other factors both within and outside of our control.

The aforementioned return-on-investment targets for our restaurant operations do not consider any allocations of field supervision and corporate support expense; exclude non-cash items such as depreciation, amortization and equity-related compensation expense; exclude income taxes; and do not represent a targeted return on an investment in our common stock. Additionally, the actual performance of any new restaurant location will usually differ from its originally targeted performance due to a variety of factors, many of which are outside of our control, and such differences may be material. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of certain risks relating to the development and operation of our restaurants.

We generally target our new restaurants to achieve average annual sales at maturity of $4.5 million to $5.5 million, and we generally target an average “four wall” estimated operating cash flow margin in the range of 18% to 20% at maturity, after all occupancy expenses. Not all new restaurants are expected to achieve our average return-on-investment targets. Some may be targeted to achieve higher returns and some may be targeted to achieve lower returns, based on factors specific to each restaurant location. These factors include, among other things, the level of overall consumer and market awareness for our brand in the location’s general trade area; the specific occupancy structure and capital expenditure requirement for the location; the availability and amount of tenant improvement allowances; and, the expected operating cost structure in the trade area (minimum hourly wages, local costs for fresh commodities such as produce, etc.).

Our current BJ’s Restaurant & Brewhouse® freestanding locations average approximately 8,500 productive square feet in size, and we generally target average annual sales per productive square foot to be in the range of $525 to $650. During 2011, our 102 restaurants that were open for the entire year achieved sales greater than $700 per productive square foot on average. Our investment costs for new restaurants vary significantly depending on a number of factors including, but not limited to their absolute sizes, layouts (custom or prototype), type of construction labor (union or non-union), local permitting requirements, the scope of any required site work, the cost of liquor and other licenses and hook-up fees, geographical location and facility type (brewery compared to brewhouse). In general, our gross cash investment for site improvements, buildings, other leasehold improvements and furniture, fixtures and equipment (excluding any tenant improvement allowances we may receive from landlords) currently averages approximately $525 per square foot for a typical free standing BJ’s Restaurant & Brewhouse®. We typically seek tenant improvement allowances in the range of $100 to $200 per square foot. However, not every location we develop into a restaurant will have such allowances available. During 2011, we opened 13 new restaurants of which only five restaurants received tenant improvement allowances. For these five restaurants, our average tenant improvement allowance was approximately $140 per square foot. Due to the current unfavorable conditions in the general economy and the credit markets that have impacted the financial positions and flexibility of many retail project developers, we currently expect that less tenant improvement allowances will likely be available for the foreseeable future.

It is common in the casual dining industry for many new locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” sales period usually results from the energy and excitement generated by restaurant openings in new or remodeled lifestyle centers or retail projects that generate unusually high consumer traffic during grand openings. During the several months following the opening of new restaurants, consumer traffic and sales volumes will gradually adjust downward to their expected, more predictable and sustainable run-rate levels. In fact, it may take 12 to 24 months for a new restaurant’s sales to eventually settle at a more predictable and sustainable run-rate level. Every restaurant has its own individual opening sales pattern, and this pattern is difficult to predict. For example, many BJ’s restaurant openings in our “home” state of California often experience “honeymoon” sales periods where sales may initially be 20% to 40% higher than their expected run-rate level. On the other hand, many BJ’s restaurant openings in other states, where the BJ’s concept is not that well known, can often experience a “reverse honeymoon” sales period, where initial sales may be 20% to 30% less than where we expect their run-rate level to ultimately settle.

Additionally, all of our new restaurants usually require several months after opening, if not longer, to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with more complex casual dining restaurants. How quickly new restaurants achieve their targeted operating margin depends on many factors, including the level of consumer familiarity with our brand when we enter new markets, as well as the availability of experienced managers and team members, and the time required to negotiate and obtain favorable costs for certain fresh food items and other supplies from local suppliers. As a result, a significant number of restaurant openings in any single fiscal quarter, along with their associated opening expenses, could have a significant impact on our consolidated results of operations for that period. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of results expected for any other fiscal quarter nor for a full fiscal year.

RESTAURANT OPENING EXPENSES

Restaurant opening expenses (also referred to as “preopening” expenses) include incremental out-of-pocket costs that are directly related to the openings of new restaurants that may not be otherwise capitalized. As a result of the more complex operational nature of our “casual-plus” restaurant concept compared to that of a typical casual dining chain restaurant, the preopening process for our new restaurants is more extensive, time consuming and costly. The preopening expense for one of our restaurants usually includes costs to compensate an average of six to seven restaurant management team members prior to opening; costs to recruit and train an average of 150 hourly restaurant team members; wages, travel and lodging costs for our opening training team and other support team members; costs for practice service activities; and, straight-line minimum base rent during the construction and in-restaurant training period in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Preopening expenses will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly team members required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and, the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant. The acquisition of our necessary operating licenses and permits may also be dependent on our landlords obtaining their licenses and permits, as well as fully completing their construction activities for the retail projects in which our leased premises are located.

Our preopening expense for a prototypical BJ’s Restaurant & Brewhouse® location averaged approximately $0.5 million in 2011. Preopening expenses could be higher for non-prototypical, “custom footprint” restaurants and for a restaurant’s initial entry into a new market. We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred.

BREWERY OPERATIONS

Sales of our proprietary recipe, handcrafted beers represented approximately 10% of our total restaurant sales during fiscal 2011. On average, each of our larger-format restaurants utilized approximately 550 barrels of our proprietary handcrafted beer during fiscal 2011. Our internal brewery operations originated in 1996 with the opening of the first large-format BJ’s Restaurant & Brewery® location in Brea, California, which included our first on-site brewery. The Brea BJ’s Restaurant & Brewery serviced not only that restaurant, but also several other California restaurants, using a “hub and spoke” production and distribution model that is legally permitted in California with certain limitations and restrictions. Over the years we gradually increased the number of our on-site breweries. Starting in 2002, we also began utilizing qualified contract brewers to produce our beer in Texas and other jurisdictions where the “hub and spoke” production model was not legally permitted. In 2011, our internal breweries produced approximately 20,000 barrels of beer, and contract brewers produced approximately 37,000 barrels of beer. Our on-site breweries are typically staffed with a head brewer and an assistant brewer, which report to a brewing director. Production planning and quality control are monitored by our corporate brewery operations department which is led by a Senior Vice President of Brewing Operations. Additionally, our on-site and contract breweries periodically send out samples of each batch of BJ’s beer to an independent laboratory for quality control testing purposes.

The continued growth of our restaurant locations has resulted in a commensurate increase in our requirement for our proprietary handcrafted beer. As a result of that growing requirement, and also in light of the constraints imposed by various state “tied-house” laws which regulate how alcoholic beverages are manufactured, distributed and marketed, we decided in 2002 to begin accessing the services of additional, larger-scale contract brewers with greater economies of scale and quality control capabilities. We also concluded that the “brewpub” method of brewing beer per individual restaurant, while legally permitted in most states, was an excessively costly and inefficient way to build a national restaurant operation with a significant, proprietary handcrafted beer component. We currently believe that larger-scale contract brewing under our indirect supervision represents the optimal production method for our handcrafted beers as we continue the expansion of our restaurants nationally. We also believe that the average production cost per barrel of beer can be gradually reduced over the longer term as a result of large-scale contract brewing. However, freight costs from our current contract brewing locations will likely absorb a large portion of those production cost savings until we can increase the number of restaurants we operate and obtain increased efficiencies within our beer distribution network. Provided that these larger-scale contract brewing relationships prove to be satisfactory, we intend to continue to gradually expand our contract brewing capabilities during the next few years. As a result, we will concurrently and gradually rebalance our remaining internal beer production activities to focus on our specialty, seasonal, and research and development beers. As part of this rebalancing effort, we may elect to decommission additional internal breweries, which may result in the disposal of brewery related assets. We will continue to evaluate the benefits of internal brewing versus contract brewing and consider factors such as availability of adequate production capacity, brewery quality control procedures, federal and state laws, consistency of corporate and brand strategy, and the operating and capital costs associated with contract brewing versus the costs of brewery ownership. We estimate our total proprietary beer requirement to be approximately 70,000 barrels for fiscal 2012, with approximately 70-75% of that requirement expected to be produced by contract brewers. Contract brewers will also produce substantially all of our handcrafted sodas and cider products. As of February 27, 2012, we still have three restaurants with active brewing operations (two BJ’s Restaurants & Brewery® locations and one small format BJ’s Pizza & Grill® location that has a small operating brewery).

Our proprietary root beer soda has been offered to guests in our restaurants for several years and is one of our most popular non-alcoholic beverages. In the past, we have produced this product in one or more of our internal breweries and arranged for its shipment to our restaurants either in finished kegs or in syrup form for further “brewing” at the restaurants, depending on the configuration of each restaurant’s physical facility. During the past few years, we have added other flavors to our proprietary handcrafted sodas product line, including crème soda, orange and black cherry. Based on the steadily increasing popularity and sales of these products, we decided during 2010 to outsource their production to a third-party contractor that possesses greater capacity and production economies of scale than we do.

MARKETING AND ADVERTISING

Prior to fiscal 2008, we relied on our high profile locations, operational excellence, media interest and “word of mouth” to attract and retain restaurant guests instead of extensive use of media advertising or discounting. Accordingly, our marketing activities were primarily focused on community-based promotions and customer referrals. Our fundamental marketing philosophy was to “spend our marketing dollars on the plate” or use resources that would typically be allocated to external marketing programs to provide better quality food, service and facilities to our guests. We believe this is the most effective method over the long run to protect and enhance our guest visit frequency. While we intend to maintain these historical philosophies to the maximum extent possible, in fiscal 2008 we recognized, in view of the slowdown in the national economy that we have to prudently respond to pressures that cause reduced consumer spending on casual dining occasions. Accordingly, we increased the amount of external print and internet-based media beginning in 2008 to maintain BJ’s top-of-mind awareness with consumers and to promote BJ’s new menu offerings and guest services. Our marketing related expenditures for 2011, 2010 and 2009 were approximately 1% of our revenues.

We intend to continue investing approximately 1.2% of our revenues in marketing-related activities in 2012. However, depending on the current operating conditions for casual dining restaurants, we may decide to increase or decrease our marketing expenditures beyond our current expectations. In addition to our “top-of-mind awareness” advertising that utilizes print and internet-based media, we may also utilize targeted reduced-price offers for certain restaurants in certain trade areas, from time to time, to stimulate guest trial and frequency. We do not currently anticipate that such offers would be used extensively on a longer-term basis. Additionally, we are actively using social media, such as email, Facebook®, Twitter® and Google+ to engage our guests by providing an interactive forum for them to relate with us (and each other), as well as to learn what is new and exciting in our restaurants. During fiscal 2012, we also plan to test television advertising in at least one market with the goal of building additional brand awareness.

CHARITABLE ACTIVITIES

In 2006, we sponsored the formation of The BJ’s Restaurants Foundation (the “Foundation”), a 501(c)(3) qualified non-profit charitable organization that is principally dedicated to supporting charities that benefit children’s healthcare and education, with a primary focus on the Cystic Fibrosis Foundation (“CFF”). Four of our executive officers (Messrs. Deitchle, Levin, Hood and Ledwith) currently serve on the Foundation’s six-person board of directors. We also focus on the support of other local community and charitable causes, providing food and other resources for many worthwhile charitable events. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which supports CFF by donating a portion of our Pizookie® sales to CFF. In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training programs. As a collective result of these programs combined with programs administered by the Foundation, we donated $0.6 million, $0.5 million and $0.5 million to CFF during fiscal 2011, 2010 and 2009, respectively.

In 2008, the Foundation rolled out a new program called Team Action to Support Communities (“TASC Force”) to recognize and reward the volunteer efforts of our restaurant team members across the country as they help to give back to the communities in which our restaurants do business. In just its second year, the Foundation’s TASC Force program received the prestigious Restaurant Neighbor Award in the large business category for 2009 from the National Restaurant Association. The TASC Force teams have helped fulfill the wishes of special needs kids, placed flags in a national cemetery by the graves of fallen soldiers, painted over unsightly graffiti and helped clean up beaches, parks and school grounds. In addition, the TASC Force teams have hosted blood drives, worked with Special Olympics, painted houses for elderly citizens, supported Habitat for Humanity and re-built playgrounds. The TASC Force teams have also worked at food banks, participated in fundraising runs and walkathons and delivered food to families in need on Christmas morning.

INFORMATION SYSTEMS

We believe it is extremely important to provide our operators with state of the art technology so that they can better serve our guests in a more productive and efficient manner. Therefore, beginning in 2005, we began implementing a series of technologies to improve the operational efficiencies of our restaurants and augment our point-of-sale (“POS”) system. These technologies include an automated kitchen display system (“KDS”) and bar display system (“BDS”), a web-based labor scheduling and productivity analyzer system, a theoretical food cost system and an automated front desk table management system. Each of these systems is integrated into our POS system which is used to record sales transactions, send menu orders to our kitchen, batch and transmit credit card transactions, record team member time clock information and to produce a variety of management reports. Our KDS is an automated routing and cooking station balancing system which improves cooking station productivity, synchronizes order completion, provides valuable ticket time and cooking time data, and allows for more efficient levels of labor without sacrificing quality. Our BDS is an automated routing and beverage station balancing system which improves beverage station productivity by further leveraging our automation capability. Additionally, our web-based labor scheduling and productivity analyzer automates the labor scheduling for the managers and team members and produces a number of real-time key performance indicators and productivity reports for our management team. Our theoretical food cost system and automated food prep system allow us to better measure our product yields and waste in our kitchens and helps reduce kitchen errors and eliminate excessive waste. Our automated front desk table management system helps us to better optimize the overall seating efficiencies and “table turns” in our restaurants. In 2011, we implemented a new human capital management system that will improve our ability to manage the talent development of our team members. Many of our analytical systems provide information to our home office and our field supervision organization on a daily basis, which enables our senior management to monitor certain metrics of our business on a daily, weekly and monthly basis.

Going forward, we will continue to develop restaurant and support technologies that help improve financial management, cost control, the guest experience and team member effectiveness. During fiscal 2012, we plan to implement a series of new technologies at the restaurant including, but not limited to, a new guest loyalty program to elevate our guest experience; selected KDS enhancements to further improve kitchen cook station productivity; testing a call center approach for take-out orders to improve order accuracy and hospitality; and a new automated attendant phone system that improves hospitality productivity and speed of service. In addition, we plan to implement a series of new support technologies including a new team member portal to help us more effectively communicate and engage with our team members, and a new technology infrastructure co-location to further minimize the risk of service disruptions and improve operational support.

SUPPLY CHAIN MANAGEMENT

Our supply chain department, working together with our culinary research and development team, is responsible for the selection and procurement of all of our food ingredients, beverages, products and supplies for our restaurants and brewery operations. This department, in conjunction with our brewery operations department, also manages our third-party contract brewing and handcrafted soda production arrangements. Additionally, the supply chain department also manages procurement agreements in the areas of energy, transportation and general corporate services. We seek to obtain the highest quality menu ingredients, products and supplies from reliable, approved sources at competitive prices. We continually research and evaluate various food ingredients, products and supplies for consistency and quality and compare them to our detailed specifications. Ingredient specifications are mandated by the supply chain department in order to consistently maintain the highest quality ingredients and operational materials. In order to maximize operating efficiencies between purchase and usage, each restaurant’s executive kitchen manager determines daily usage requirements for food ingredients, products and supplies for his or her restaurant and places all orders with vendors approved by our supply chain department. Our executive kitchen managers also inspect all deliveries daily to ensure that the items received meet our quality specifications and negotiated prices. For many of our menu ingredients, we have arranged for acceptable alternative manufacturers, vendors, growers and shippers available in order to reduce risk in our supply chain. However, we currently rely on a single supplier for key certain ingredients, such as our pizza dough.

Where economically feasible and possible, we attempt to negotiate both short-term and long-term contracts for key commodities used in the preparation of our food and beverage offerings, based on our expected requirements for each fiscal year. If our attempts are successful, most of our contracts typically range in duration from three to twelve months, and are generally set to expire at the end of calendar quarters (if quarterly in duration) or at the end of our fiscal year (if annual in duration). We attempt to contract for the majority of our more significant commodities (chicken, beef and wheat-based products) for various periods of time with the objective of stabilizing our costs and ensuring product availability. However, there is no assurance that we will be able to continue to do so in light of the continuing volatility in the supplies and costs for many food commodities in general. Although we currently do not directly engage in future contracts or other financial risk management strategies with respect to potential commodity cost fluctuations, from time to time we may opportunistically request that our suppliers consider doing so to help minimize the impact of potential cost fluctuations.

Commencing in 2009, we entered into a three-year distribution agreement with Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States. Jacmar Foodservice Distribution, an affiliate of one of our larger shareholders, is a member of DMA and is the primary distributor of food and operating supplies for our California and Nevada restaurants. See “Related Party Transactions.” We have a non-exclusive contract with DMA on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Our current DMA agreement expires in June 2012. We are currently negotiating with DMA and other potential providers of distribution services for a new three-year agreement. We believe that a new agreement can be obtained with terms and conditions substantially similar to, if not more advantageous than our existing distribution agreement. However, there can be no assurances that we will be successful in this respect. Additionally, in 2006 we entered into an agreement with the largest nationwide foodservice distributor of fresh produce in the United States to service most of our restaurants and, where licensed, to distribute our proprietary handcrafted beer to our restaurants. This distributor currently delivers our proprietary handcrafted beer to approximately 60% of our restaurants. If our relationship with this distributor were discontinued, we would pursue alternative distributors. However, it may take some time to enter into replacement distribution arrangements, and our costs for distribution may increase as a result.

During the past few years, the overall cost environment for food commodities in general has become extremely volatile primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. Additionally, the availabilities and prices of food commodities can also be influenced by increased energy prices, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, consumer demand both domestically and worldwide, and other factors. Virtually all commodities purchased and used in the restaurant industry, including proteins, grains, oils, dairy products, and energy have varying amounts of inherent price volatility associated with them. Additionally, during periods of rising costs for diesel fuel, our major distributors have the ability under our agreements to pass along fuel surcharges to us that are triggered when their cost per gallon of diesel fuel exceeds a certain assumed level. While we attempt to manage these factors by offering a diversified menu and by attempting to contract for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control.

COMPETITION

The domestic restaurant industry is highly competitive and generally considered to be mature. There are a substantial number of casual dining chain restaurants and other food and beverage service operations that compete both directly and indirectly with us in every respect, including food quality and service, the price-value relationship, beer quality and selection, atmosphere, suitable sites for new restaurants and for qualified personnel to operate our restaurants, among other factors. We also compete within each of our trade areas with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes.

Our restaurant concept is a relatively small “varied menu” casual dining competitor when compared to the mature “mass market” chains, with approximately half of our restaurants currently located in one state — California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major casual dining chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources. Accordingly, we must be prepared to constantly evolve and refine the critical elements of our restaurant concept over time to protect our longer-term competitiveness. Additionally, due to the continuing difficult operating environment for casual dining restaurants, coupled with continuing pressure on consumer spending for restaurant occasions, in general, we expect that our larger chain restaurant competitors will continue to allocate even more resources to their national media advertising and discounting programs in order to protect their respective market shares, which could have an adverse effect on our sales and results of operations.

The restaurant industry can be significantly affected by changes in consumer tastes and nutritional concerns, national, regional or local economic conditions, demographic trends, traffic patterns, weather, and the type and number of competing restaurants. Changes in these factors could adversely affect us. In addition, other factors such as increased food, beverage, labor, energy and other operating costs could adversely affect us. We believe, however, that our ability to offer higher quality food and beverages at moderate prices with superior service in a distinctive dining environment provides us with the opportunity to capture additional market share in the casual dining segment.

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

RELATED PARTY TRANSACTIONS

As of January 3, 2012, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.5% of our outstanding common stock. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, is currently our largest supplier of food, beverage, paper products and supplies. Jacmar services our restaurants in California and Nevada, while other DMA system distributors service our restaurants in all other states. We also believe that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process that resulted in three-year agreements in July 2006 and again in July 2009. Jacmar supplied us with $68.0 million, $58.0 million and $51.0 million of food, beverage, paper products and supplies for fiscal 2011, 2010 and 2009, respectively, which represented 24.3%, 24.6% and 25.7% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $0.3 million and $3.7 million, at January 3, 2012 and December 28, 2010, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and included in total cost of sales.

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

During fiscal 2011, approximately 22% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including minimum age of patrons and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses or permits to date. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

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

We are also subject to various laws and proposals regarding health insurance and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling. The imposition of any requirement that we provide health insurance benefits to team members that are more extensive than the health insurance benefits we currently provide could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The federal Patient Protection and Affordable Care Act, or PPACA, which was enacted on March 23, 2010, among other things, includes guaranteed coverage requirements and imposes new taxes on health insurers and health care benefits that could increase the costs of providing health benefits to our team members. In addition, because we have a significant number of restaurants located in certain states, related regulatory changes in those states could have a disproportionate impact on our business.

Our restaurants and breweries are subject to “tied house laws” and the “three tier system” of liquor distribution, both of which were introduced at the federal level after the repeal of Prohibition. These laws generally prohibit brewers from holding retail licenses and require separate licensing for manufacturers, distributors and retailers. Over the last 25 years, “brewpubs” have been legalized in most states through the loosening of these laws. However, brewpubs are generally licensed as retailers and do not have the same privileges as a microbrewery, and the restrictions imposed on brewpubs vary from state to state. These restrictions prevent us from operating both brewpubs and restaurants in some states. We believe that we are currently in compliance with the brewpub regulations in the states where we hold licenses. However, there is some risk that a state’s brewpub regulations or the interpretation of these regulations may change in a way that could impact our current model of manufacturing beer and/or supplying beer to our restaurants in that state. We apply for our liquor and brewing licenses with the advice of outside legal and licensing counsel and consultants. Even after the issuance of these licenses, our operations could be subject to differing interpretations of the “tied house laws” and the requirements of the “three tier system” of liquor distribution in any jurisdiction that we conduct business.

We are subject to federal and state environmental regulations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2011, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

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

We have a significant number of hourly restaurant team members who receive income from gratuities. We have elected to voluntarily participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or under reported tips.

TEAM MEMBERS

At February 27, 2012, we employed approximately 14,200 team members at our 116 restaurants. Most of our team members in our restaurant operations provide their services on a part-time basis. We also employed approximately 160 team members at our home office and in our field supervision organization. We believe that we maintain favorable relations with our team members. Currently, no unions or collective bargaining arrangements are in place at our Company.

INSURANCE

We maintain workers’ compensation, general liability, property insurance and other insurance coverage with deductibles and limits that we believe are currently appropriate for our operations. However, we are self-insured for a portion of our team member workers’ compensation program and our general liability program. We maintain coverage with a third party insurer to limit our total exposure for these programs. There is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits, that we can continue to obtain and maintain such insurance at all, or that our premium costs will not rise to an extent that they adversely affect our ability to economically obtain or maintain such insurance. While we also carry employment practices insurance, a settlement or judgment against us in excess of, or outside of, our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position and business. See “Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances” in “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

TRADEMARKS AND COPYRIGHTS

We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concepts. Our domestically-registered trademarks and service marks include, among others, our stylized logos displaying the name “BJ’s” for restaurant services, restaurant and bar services, on-line ordering and take-out restaurant services and the word mark “BJ’s” for restaurant and bar services, take-out and carry-out restaurant services. We have also registered with the United States Patent and Trademark Office our standard and seasonal beer logos and names, as well as many of our signature menu item names including “Great White” and “Sweet Pig” for our proprietary pizzas, “Together At Last!” for our proprietary appetizer, “Pizookie” for our proprietary dessert and “Wow, I Love This Place” for our proprietary motto. We have registered several of our marks in a number of foreign countries. Additional domestic and foreign trademark applications are pending. We have also registered our ownership of the internet domain name “www.bjsrestaurants.com” and other internet domain names. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concepts. However, there are other restaurants, retailers and businesses that also use the name “BJ’s” in some form or fashion throughout the United States and abroad. We have in the past protected, and expect to continue to vigorously protect, our proprietary rights. We cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept and products. It may be difficult for us to prevent others from copying elements of our concept. Any litigation undertaken to enforce our rights will likely be costly. In addition, we may face claims of misappropriation or infringement of third parties’ trademarks or other intellectual property rights. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use certain intellectual property rights or information in the future and may result in a judgment or monetary damages.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and senior management as of February 27, 2012:

Name	Age	Position
Gerald W. Deitchle	60	Chairman, President and Chief Executive Officer
Gregory S. Levin	44	Executive Vice President, Chief Financial Officer and Secretary
Gregory S. Lynds	50	Executive Vice President and Chief Development Officer
Wayne L. Jones	52	Executive Vice President and Chief Restaurant Operations Officer
John D. Allegretto	48	Chief Supply Chain Officer
Matthew D. Hood	42	Chief Marketing Officer
John A. Johnson	50	Chief Information Officer
Kendra D. Miller	37	Senior Vice President and General Counsel
Alexander M. Puchner	50	Senior Vice President, Brewing Operations
Lon F. Ledwith	54	Senior Vice President, Operations Talent Development
Christopher P. Pinsak	47	Senior Regional Vice President of Operations

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

GREGORY S. LEVIN has served as our Chief Financial Officer since September 2005. He was promoted to Executive Vice President in October 2007 and added the post of Secretary in June 2008. From February 2004 to August 2005, Mr. Levin served as Chief Financial Officer and Secretary of SB Restaurant Company, a privately held company that operates the Elephant Bar Restaurants. From 1996 to 2004, Mr. Levin was employed by publicly-held California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President, Chief Financial Officer and Secretary. Earlier in his career, he served as an audit manager with Ernst & Young LLP.

GREGORY S. LYNDS has served as our Chief Development Officer since July 2003 and was promoted to Executive Vice President in October 2007. Prior to joining the Company, Mr. Lynds served as a director of real estate for Darden Restaurants, Inc., the largest casual dining company in America. Prior to joining Darden, Mr. Lynds served as Vice President of Real Estate and Development for Wilshire Restaurant Group (Marie Callender’s and East Side Mario’s) and was a partner responsible for expanding the Mimi’s Café brand.

WAYNE L. JONES has served as our Executive Vice President and Chief Restaurant Operations Officer since June 2009. Prior to joining the Company, Mr. Jones was employed for 19 years at The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants. During his long tenure at The Cheesecake Factory, Mr. Jones served in progressively responsible restaurant management and leadership positions including restaurant general manager, area director and regional vice president, with his last position as Vice President, Operations Analysis on the corporate staff.

JOHN D. ALLEGRETTO has served as our Chief Supply Chain Officer since July 2005. Prior to joining the Company, Mr. Allegretto served as Vice President of Supply Chain Management for Pick Up Stix Restaurants and Cal-International Foods, Inc. (subsidiaries of Carlson Companies, Inc.) from March 2003 to June 2005. Prior to that, Mr. Allegretto was employed by The Walt Disney Company as a director in their Strategic Sourcing Group from October 1997 to February 2003.

MATTHEW D. HOOD has served as our Chief Marketing Officer since July 2008. Prior to joining the Company, Mr. Hood served as a marketing and strategy consultant to the restaurant industry, and also served as the national restaurant brand consultant for Google, Inc. From 2002 to 2006, Mr. Hood was employed by Fired Up, Inc., owner and operator of the Carino’s Italian restaurant concept, with his last position as Senior Vice President, Marketing and Brand Development. Prior to that, Mr. Hood served as a marketing manager for Brinker International, which owns and operates the Chili’s Grill and Bar and Maggiano’s casual dining concepts.

JOHN A. JOHNSON has served as our Chief Information Officer since October 2010. Prior to joining the Company, Mr. Johnson was employed for eight years at P.F. Chang’s China Bistro, Inc., operator of the P.F. Chang’s China Bistro and Pei Wei Asian Diner restaurants, with his last position as CIO. Prior to that, Mr. Johnson was employed by Papa John’s International, Inc., operator and franchisor of the Papa John’s Pizza chain, as Director of Information Services.

KENDRA D. MILLER has served as our Senior Vice President and General Counsel since March 2011. From August 2008 to February 2011, Ms. Miller practiced law as a partner at the international law firm of Crowell & Moring LLP in Irvine, California. From January 2001 to August 2008, she was employed by Carlton, DiSante & Freudenberger LLP where she became a partner in January 2008. From September 1999 to December 2000, she practiced law at Paul, Hastings, Janofsky & Walker LLP in Los Angeles, California. In her private practice, she litigated on behalf of and counseled numerous restaurant chains on employment law and business matters.

ALEXANDER M. PUCHNER has served as our Senior Vice President of Brewing Operations since 1996. From 1993 to 1995, Mr. Puchner was a founder and brewmaster for a number of southern California-based brewpubs, including Laguna Beach Brewing Co., Huntington Beach Beer Co., Newport Beach Brewing Co. and Westwood Brewing Co. From 1988 to 1993, Mr. Puchner served as a product manager for Aviva Sports/Mattel Inc. and as a marketing research manager for Mattel Inc. Mr. Puchner has been a nationally certified beer judge since 1990.

LON F. LEDWITH has served as our Senior Vice President of Operations Talent Development since January 2010. Prior to this responsibility within the Company, Mr. Ledwith served as the Company’s Senior Vice President of Restaurant Operations from April 2006 to December 2009 and as Vice President of Operations from February 2004 to March 2006. From July 1981 to November 2003, Mr. Ledwith was employed by Brinker International, Inc., with his last position as a Regional Vice President of the Chili’s Grill & Bar concept.

CHRISTOPHER P. PINSAK has served as our Senior Regional Vice President of Operations since January 2011. Prior to assuming this responsibility within our Company, Mr. Pinsak served as a Regional Vice President of Operations from July 2005 to December 2010 and as a Director of Operations from November 2004 to July 2005. Prior to joining the Company, Mr. Pinsak served from 2001 to October 2004 as Operations Director for Wood Ranch BBQ & Grill, Inc., operators of Wood Ranch BBQ and Grill premium casual dining restaurants in Southern California. Mr. Pinsak began his restaurant career at Brinker International, Inc., and served for 14 years in progressively responsible restaurant management and leadership positions, including restaurant general manager and area director for the Chili’s Grill and Bar concept.

ITEM 1A. RISK FACTORS

The risk factors presented below may affect our future operating results, financial position and cash flows. The risks described in this Item 1A and other sections of this Annual Report on Form 10-K are not exhaustive and are not the only risks we may ever face in our business. We operate in a very competitive and rapidly changing environment. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known or that are currently deemed by us to be immaterial. However, they may ultimately adversely affect our business, financial condition and/or operating results. In addition to the risk factors presented below, changes in general economic conditions, credit markets, consumer tastes, discretionary spending patterns, demographic trends, and consumer confidence in the economy, all of which affect consumer behavior and spending for restaurant dining occasions in general, may have a material impact on us.

Our success depends substantially on the favorable image, credibility and value of the BJ’s brand and our reputation for offering guests a higher quality, more differentiated total dining experience at a good value.

The successful operation of the BJ’s restaurant concept and the execution of our national expansion plan are highly dependent upon BJ’s ability to remain relevant to consumers and a brand they trust. We believe that we have built a strong reputation for the quality and differentiation of BJ’s menu and beverage offerings as integral components of the total dining experience that guests enjoy in our restaurants. We believe that we must continue to protect, enhance and evolve the BJ’s brand to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for the BJ’s brand could significantly reduce its value. If consumers perceive or experience any reduction in our food or beverage quality, service or facility ambiance, or in any way believe we failed to deliver a consistently positive dining experience, the value of the BJ’s brand and our entire Company could be impaired. We may also need to evolve the BJ’s restaurant concept in order to compete with popular new restaurant formats or concepts that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so, or that any changes we make to our concept in response will be successful or not adversely affect our profitability. In addition, with improving product offerings at fast casual restaurants and quick-service restaurants, combined with the continuing pressure on consumer discretionary spending for restaurant occasions in general, consumers may choose less expensive alternatives to BJ’s which could also negatively affect guest traffic at our restaurants.

Deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.

Our country is currently operating in a very difficult and volatile environment for consumer discretionary spending, and we believe this operating environment will continue through at least 2012. The ongoing impacts of the housing crisis, high unemployment and weaker-than- anticipated job creation, coupled with the current turmoil in many oil-producing countries in the Middle East and North Africa, may further exacerbate current economic conditions. As such, our restaurant guests may remain apprehensive about their job security, their personal asset values and the overall economy and further constrain their level of discretionary spending and have less money for discretionary spending as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, increased food and commodity costs, higher interest rates, higher taxes, reduced access to credit and lower home prices. Any resulting decreases in guest traffic or the average expenditure per guest will negatively impact our financial results, since reduced sales result in the deleveraging of the fixed and semi-fixed costs in our operations and thereby cause downward pressure on our operating profits and margins. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

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

In order to achieve our targeted capacity rate of new restaurant growth, we must identify suitable restaurant locations and successfully negotiate and finalize the terms of restaurant leases at a number of these locations. Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or these lease negotiations. Delays encountered in negotiating, or our inability to finalize to our satisfaction, the terms of a restaurant lease may delay our actual rate of new restaurant growth and cause a significant variance from our targeted capacity growth rate. In addition, our scheduled rate of new restaurant openings may be adversely affected by other factors, some of which are beyond our control, including the following:

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

•	any unforeseen engineering or environmental problems with the leased premises;
•	our ability to hire, train and retain additional management and restaurant personnel;
•	our ability to secure governmental approvals and permits, including liquor licenses;
•	our ability to make satisfactory arrangements for the delivery of our proprietary handcrafted beer;
•	our ability to successfully promote our new restaurants and compete in the markets in which our new restaurants are located;
•	weather conditions or natural disasters; and,
•	general economic conditions.

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

Deterioration in general economic conditions could result in our landlords being unable to obtain financing or remain in good standing under their existing financing arrangements which could result in their failure to satisfy obligations to us under leases, including failures to fund or reimburse agreed-upon tenant improvement allowances. Any such failure could adversely impact our operations. Our restaurants are generally located in retail developments with nationally recognized co-tenants, which help increase overall guest traffic into those retail developments. Some of our co-tenants have or may cease operations in the future or have deferred openings or failed to open in a retail development after committing to do so. These failures may lead to reduced guest traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower guest traffic at our restaurants. If these retail developments experience high vacancy rates, we could experience decreases in guest traffic. As a result, our results of operations could be adversely affected. The credit and lending industry continue to be restrictive. Lenders are taking a more active role in reviewing tenant leases and prospective tenancies and have been more restrictive in approving tenancies and financing. This may affect our ability to lease sites at as favorable terms as we have received in the past.

Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated revenues and financial results, including a potential impairment of the long-lived assets of certain restaurants.

As of February 27, 2012, 34 of our 116 restaurants were opened within the last three fiscal years, including one opened to date in fiscal 2012. The results achieved by these newer restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. There can be no assurance that any new restaurant that we open will have similar operating results to those of prior restaurants. Our newer restaurants typically take several months, or even longer, to reach targeted levels of productivity due to inefficiencies typically associated with new restaurants. Accordingly, incremental sales from newly-opened restaurants generally do not make a significant contribution to our total operating profits in their initial months of operation. We make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets in accordance with U.S. GAAP. An impairment charge is required when the carrying value of the restaurant exceeds the estimated undiscounted future cash flows of the restaurant, in which case the restaurant assets are written down to estimated fair value. The projection of restaurant future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If the restaurant’s actual results differ from our estimates, charges to impair the restaurant’s assets may be required. If impairment charges are significant, our results of operations could be adversely affected.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue opening new restaurants and currently expect to open as many as 16 new restaurants during 2012, including one relocation of an existing restaurant. We may also consider the internal development or acquisition of additional restaurant concepts in the future, and we may also evaluate potential joint ventures to supplement our pace of expansion. Our continued expansion will increase demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

Our decision to reduce openings or accelerate the pace of openings may positively or adversely affect our comparative financial performance.

Our opening costs continue to be significant and the amount incurred in any one year or quarter is dependent on the number of restaurants expected to be opened during that time period. As such, our decision to either decrease or increase the rate of openings may have a significant impact on our financial performance for that period of time being measured. Therefore, if we decide to reduce our openings, our comparable opening costs will be lower and the effect on our comparative financial performance will be favorable. Conversely, if the rate at which we develop and open new restaurants is increased to higher levels in the future, the resulting increase in opening costs will have an unfavorable short-term impact on our comparative financial performance.

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

Our recent average restaurant sales and comparable restaurant sales trends may not be indicative of future trends or future operating results. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•	our ability to execute our business strategy effectively;
•	our ability to execute productively and efficiently within the “four walls” of each restaurant;
•	our menu pricing strategy;
•	our ability to continue deploying menu, beverage, capital expenditure and technological innovations that have the opportunity to increase guest visit frequency and spending per visit;
•	initial sales performance by new restaurants;
•	intrusions into our restaurant trade areas by new restaurants operated by competitors;
•	the timing of new restaurant openings and related expenses;
•	changing demographics, consumer tastes or discretionary spending;
•	our ability to develop restaurants in geographic locations that do not compete with or otherwise adversely affect the sales of our existing restaurants;
•	overall brand awareness in new markets or existing markets where we may develop new restaurants;
•	maturation of the casual dining segment;
•	levels of competition in one or more of our markets; and,
•	general economic conditions, credit markets and consumer confidence.

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

As of February 27, 2012, we operate 116 restaurants, of which 14 opened during the trailing twelve-month period. The capital resources required to develop each new restaurant are significant. We estimate that the gross cash outlay to open a new BJ’s restaurant on leased ground, excluding any tenant allowance for which we may or may not obtain depending on each new restaurant project, currently ranges from $4.5 million to $6.0 million, inclusive of preopening expenses (which average approximately $0.5 million, including preopening rent). Actual costs may vary significantly depending upon a variety of factors, including the site type, the square footage and layout of each restaurant, and conditions in the local real estate market. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant and the average restaurant revenues of our new restaurants may cause our results of operations to fluctuate significantly. Moreover, due to our relatively small base of existing restaurants, poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could adversely affect our entire business, making the investment risks related to any one location much greater than those associated with many other larger, well-established restaurant chains.

Our inability to renew existing leases on favorable terms may adversely affect our results of operations.

As of February 27, 2012, 112 of our 116 restaurants are located on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent that is subject to regional cost-of-living increases, and other leases include base rent with specified periodic increases. Other leases are subject to renewal at fair market value, which could involve substantial increases. Additionally, many leases require contingent rent based on a percentage of gross sales. We currently have one restaurant lease that will expire during the next 12 months. Our plan is to close and relocate this smaller format restaurant to another location in the same general trade area that can accommodate a large format BJ’s Restaurant & Brewhouse® restaurant during fiscal year 2012. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.

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

Some of our suppliers have been adversely impacted by tightening of the credit markets, decreased economic activity, fluctuations in commodity prices and other consequences of the continued economic downturn. Some suppliers have sought to change the terms on which they do business with us in order to lessen the impact of the economic downturn on their business. If we are forced to find alternative suppliers for key services, whether due to demands from the vendor or the vendor’s bankruptcy or ceasing operations, that could be a distraction to us and adversely impact our business. For example, the economic environment has forced some food suppliers to seek additional financing in order to stabilize their businesses, and some suppliers have ceased operations completely. Additional suppliers may encounter difficulties in sustaining their businesses. If any of our major suppliers or a large number of other suppliers suspend or cease operations, we may have difficulty keeping our restaurants fully supplied with the commodities and supplies that we require. In addition, we currently rely on one or a limited number of suppliers for certain key menu ingredients. If we were forced to suspend serving one or more of our menu items, that could have a significant adverse impact on our restaurant guest traffic and public perceptions of us, which would be harmful to our operations.

A significant number of our restaurants are concentrated in California and other Western states, which make us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

As of February 27, 2012, 56 of our 116 restaurants were located in the state of California and 24 of our 116 restaurants were located in Texas. Additionally, another 19 of our restaurants were located in other Western states (i.e., Arizona, Nevada, Colorado, Oregon and Washington). In recent years, California, Arizona and Nevada have been more negatively impacted by the housing downturn, unemployment levels and the overall economic slowdown than most other geographic areas. Many states and municipalities in which our restaurants are located are experiencing severe revenue shortfalls and ongoing budget shortfalls. The ultimate resolution of these issues cannot be predicted at this time. Additionally, changes in state and municipal-level regulatory requirements, such as changes to California’s minimum wage rate, income and other taxes as well as mandatory healthcare coverage in some California cities where we may operate or desire to operate restaurants, may adversely impact our financial results. Unemployment levels and home foreclosures currently remain higher than the national average in several of the Western states that we operate restaurants, including California and Nevada, which impact the discretionary spending of consumers in those states. Additionally, we believe that California is subject to a greater risk for earthquakes, fires, water shortages, energy fluctuations and other natural and man-made disasters than most other states.

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

Over the past several years alcoholic beverages have comprised approximately 22% of our restaurant sales. The gross profit margin on our sales of alcoholic beverages is generally higher than our gross profit margin on sales of food items. Additionally, approximately 10% of our sales over the last several years have consisted of our proprietary handcrafted beers. The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed, or that there may be renewed efforts to impose increased excise or other taxes on beer or alcohol related items sold in the United States. If beer or alcohol consumption in general were to come into disfavor among domestic drinkers, or if the domestic beer industry were subjected to significant additional governmental regulations, our sales and profits could be adversely affected.

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

The good reputation of our restaurants is a key factor to the success of our business. Incidents that occur at any of our restaurants, or at restaurants operated by other foodservice providers or generally in the food supply chain, could be damaging to the restaurant industry overall, may specifically harm our brand and reputation and may quickly result in negative publicity for us, which could adversely affect our reputation and popularity with our guests. In addition, negative publicity resulting from poor food quality, illness, injury, food tampering or other health concerns, whether related to one of our restaurants, to the restaurant industry in general, or to the beef, seafood, poultry or produce industries in general (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, hepatitis A, Avian Flu, listeria, salmonella, and other food-borne illnesses), or operating problems related to one or more of our restaurants, could adversely affect sales for all of our restaurants and make our brand and menu offerings less appealing to consumers. If our restaurant guests or team members become ill from food-borne illnesses, we could be forced to temporarily close the affected restaurants.

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

We currently depend on national and regional food distribution service companies, as well as other food manufacturers and suppliers, to provide food and beverage products to all of our restaurants. We also rely on contract brewers and many local beer distributors to provide us with beer for our restaurants. The operations of our distributors, suppliers and contract brewers are subject to risks including labor disputes, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable products. Additionally, under the “force majeure” provisions in most of our agreements with suppliers, certain unexpected and disruptive events may excuse a supplier from performing. If our distributors, suppliers and contract brewers cease doing business with us, or cannot make a scheduled delivery to us, or are unable to obtain credit in a tightened credit market or experience other issues, we could experience short-term product supply shortages in some or all of our restaurants and could be required to purchase food, beer and beverage products from alternate suppliers at higher prices. We may also be forced to temporarily remove popular items from the menu offering of our restaurants. If alternative suppliers cannot meet our current product specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, guest patronage, revenues and results of operations, could be adversely affected.

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

Pursuant to various laws and regulations, the majority of our proprietary handcrafted beer must be distributed to our restaurants through independent wholesale beer distributors, whether we produce the beer or it is produced by contract brewers. Although we currently have arrangements with a sufficient number of beer distributors in all markets where we operate restaurants, our continued national expansion will require us to enter into agreements with additional beer distributors. No assurance can be given that we will be able to maintain or secure additional beer distributors on terms favorable to us. Changes in control or ownership of the participants in our current beer distribution network could lead to less willingness on the part of certain distributors to carry our proprietary handcrafted beer. Our beer distribution agreements are generally terminable by the distributor on short notice. While these beer distribution agreements contain provisions regarding our enforcement and termination rights, some state laws prohibit us from readily exercising these contractual rights. Our ability to maintain our existing beer distribution agreements may also be adversely affected by the fact that many of our distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If our existing beer distribution agreements are terminated, we may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the delivered cost of beer to our restaurants. In 2006, we entered into an agreement with the largest nationwide foodservice distributor of fresh produce in the United States to service most of our restaurants and, where licensed, to distribute our proprietary handcrafted beer to our restaurants. This distributor currently delivers our proprietary handcrafted beer to approximately 60% of our restaurants. If our relationship with this distributor were to be discontinued, we would pursue alternative distributors. However, it may take some time to enter into replacement distribution arrangements, and our costs for distribution may also increase as a result.

Failure to protect our trademarks, service marks, trade secrets or other intellectual property could adversely affect our business.

Our business prospects depend in part on our ability to develop favorable consumer recognition of our brands, including the BJ’s Restaurants name in particular. Although BJ’s is a federally registered trademark, there are many other retailers, restaurants and other types of businesses using the name “BJ’s” in some form or fashion throughout the United States. While we intend to aggressively protect and defend our trademarks, service marks, trade dress, trade secrets or other intellectual property, particularly with respect to their use in our restaurant and brewing operations, they could be imitated or appropriated in ways that we cannot prevent. Alternatively, third parties may attempt to cause us to change our trademarks, service marks or trade dress or not operate in a certain geographic region or regions if our names are deemed confusingly similar to their prior trademarks, service marks or trade dress. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate. While we believe that we take reasonable protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do not maintain confidentiality and non-competition agreements with all of our team members or suppliers. Moreover, even with respect to the confidentiality and non-competition agreements we have, we cannot assure you that those agreements will not be breached, that they will provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how or recipes, the appeal of our restaurants could be reduced and our business could be harmed.

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

Increasing the federal and/or state excise tax on alcoholic beverages, or certain types of alcoholic beverages, is frequently proposed in various jurisdictions either to increase revenues or discourage purchase by underage drinkers. If adopted, these measures could affect some or all of our proprietary handcrafted beer products. If federal or state excise taxes are increased, we may have to raise prices to maintain our current profit margins. Higher taxes may reduce overall demand for beer, thus negatively impacting sales of our beer. Some states have also been reviewing the state tax treatment for flavored malt beverages which could result in increased costs for us, as well as decreased sales. Further federal or state regulation may be forthcoming that could further restrict the distribution and sale of alcohol products in general.

Our increasing dependence on contract brewers could have an adverse effect on our operations if they cease to supply us with our proprietary handcrafted beer.

Our proprietary handcrafted beer is a key factor in the success of our business. Each year, our brewery operations department forecasts our annual beer requirements based on our current restaurant requirements and expansion plans and determines our brewery production. Additionally, in certain states we are either legally required or choose to arrange for contract brewers to brew our beer using our proprietary recipes. During 2012, we expect to utilize as many as three to four contract brewers to produce as much as 70-75% of the proprietary handcrafted beer requirements for our restaurants. The remainder will be produced by our in-house brewery operations. We intend to gradually increase the percentage of beer produced by contract brewers over time, based on demonstrated qualitative and economic advantages of doing so. However, there are risks associated with increasing our dependence on contract brewers. If our contract brewers cease doing business with us, or cannot make a scheduled delivery to us because of a supply chain or production disruption or other issues, or if we cannot otherwise satisfy our internal brewing requirements, we could experience short-term supply shortages in some or all of our restaurants which may result in a loss of revenue. Additionally, if these contract brewers cease doing business with us we could be required to purchase or brew our own beer at higher costs to us, or we may not be able to sell our proprietary handcrafted beer at all, until we are able to secure an alternative supply source. If our contract brewers fail to adhere to our proprietary recipe and brewing specifications, the consistency and quality of beer offerings, and thus our reputation, guest patronage, revenues and results of operations, could be adversely affected. The above risk factors also apply to the supply of our proprietary handcrafted cider, root beer and other sodas, which are currently produced by an outside third-party contractor.

From time to time, we or our contract brewers may also experience shortages of kegs necessary to distribute our draft beer and proprietary handcrafted sodas. We distribute our draft beer and proprietary handcrafted sodas in kegs that are owned by us as well as leased from third-party vendors. We are also responsible for providing kegs to the contract brewers and outside soda producer that produce our proprietary handcrafted beers and sodas.

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

Our business and future development could be harmed if we are unable to retain key personnel or have difficulties in recruiting qualified personnel.

The success of our business continues to depend on the contributions of our senior management team, both individually and as a group, including Gerald Deitchle, our CEO. The unexpected loss of the services of a key senior executive or other essential management personnel could have a material adverse effect on our business and plans for future development. In fiscal 2011, the Company’s Board of Directors formed a special committee to identify and consider matters related to longer-term succession planning for the Company’s CEO position. While is it currently expected that the Company’s current CEO will remain in his current position through the end of his current employment agreement (January 4, 2013), the special committee has retained an executive search firm to assist in the succession planning process, including the identification and evaluation of potential internal and external CEO candidates.

In addition to our senior executives, we also must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including our field supervision team, restaurant general managers and executive kitchen managers. Qualified individuals historically have been in short supply, and any inability to attract and retain them in our restaurant operations would limit our ability to effectively execute our expansion plan. The ability of these key operating personnel to maintain the quality and consistency of the service, hospitality, quality and atmosphere of our restaurants is a critical factor in our success. Any failure by us to retain or recruit key personnel may harm the reputation of our brand and adversely affect our operating results.

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

We are subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under such “dram shop” statutes. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage, and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert management’s time and our financial resources away from our operations. We may also be adversely affected by publicity resulting from such claims.

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

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

The FASB is continuing to focus on several broad-based convergence projects. Updated standards on accounting for financial instruments, revenue recognition and leases, among others, are expected. The scope and breadth of these proposals are unprecedented; each of these projects could have a significant effect on the reported results of our operations. In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. All of our restaurant leases and our home office lease are accounted for as operating leases, with no related assets and liabilities on our balance sheet. Currently, the FASB has reopened the Exposure Draft for comments and has therefore not identified a proposed effective date for the issuance of the final standard. However, changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

The market price of our common stock could be subject to significant fluctuations.

Among the factors that could affect our stock price are:

•	actual or anticipated fluctuations in comparable restaurant sales or operating results, whether in our operations or in those of our competitors;
•	changes in financial estimates or opinions by research analysts, either with respect to us or other casual dining companies;
•

any failure to meet investor or analyst expectations, particularly with respect to total restaurant operating weeks, number of restaurant openings, comparable restaurant sales, average weekly sales per restaurant, total revenues, operating margins and net income per share;

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;
•	changes in the consumer spending environment;
•	terrorist acts;
•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	short sales, hedging and other derivative transactions in the shares of our common stock;
•	future sales or issuances of our common stock, including sales or issuances by us, our directors or executive officers and our significant stockholders;
•	our dividend policy;
•	changes in the market valuations of other restaurant companies;
•

announcements by us or our competitors of new locations, menu items, technological advances, significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

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

Because we do not anticipate paying any dividends for the foreseeable future, you may not receive any return on your investment unless you sell your common stock for a price greater than that which you paid for it.

We do not anticipate paying any dividends to our shareholders for the foreseeable future. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell our common stock and may lose some or the entire amount of your investment. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, operating results, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Failure to establish, maintain and apply adequate internal control over our financial reporting could affect our reported results of operations.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC and the Public Company Accounting Oversight Board. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Should we identify a material weakness in internal controls, there can be no assurance that we will be able to remediate any future material weaknesses that may be identified in a timely manner or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Any such failure could subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, or cause a breach of certain covenants under our financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the price of our common stock.

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

Some of our essential business processes that are dependent on technology are outsourced to third parties. Such processes include, but are not limited to, gift card tracking and authorization, on-line ordering, credit card authorization and processing, certain insurance claims processing, payroll processing, web site hosting and maintenance, data warehousing and business intelligence services, point-of-sale system maintenance, certain tax filings, telecommunications services, web-based labor scheduling, our guest loyalty program and other key processes. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards from our guests for payment in our restaurants. During 2011, approximately 75% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. We also receive and maintain certain personal information about our guests and team members. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our team members fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit cards as payment in our restaurants and on-line store depends on us remaining in compliance with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit card and other personal information. Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary systems and process changes.

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

We are subject to periodic audits and reviews by federal, state and local regulatory agencies related to our internal and contract brewing operations. We are particularly subject to extensive regulation at the federal, state and local levels. Permits, licenses and approvals necessary to the U.S. beer business are required from the Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department, state alcohol beverage regulatory agencies and local authorities in some jurisdictions. Compliance with these laws and regulations can be costly. We are routinely subject to new or modified laws and regulations for which we must comply in order to avoid fines and other penalties. From time to time, new laws and regulations are proposed that could affect the overall structure and effectiveness of the proprietary handcrafted beer production and distribution model currently utilized by the Company. There is a risk that one or more regulatory agencies could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within its jurisdiction. Any such changes in interpretation may adversely impact our current model of brewing beer or supplying beer, or both, to our restaurants in that state, and could also cause us to lose, either temporarily or permanently, the licenses, permits and registrations necessary to conduct our restaurant operations, and subject us to fines and penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of February 27, 2012, we operated a total of 116 restaurants in 13 states, consisting of seven BJ’s Pizza & Grill® locations, one BJ’s Grill™ location, 98 BJ’s Restaurant & Brewhouse® locations and 10 BJ’s Restaurant & Brewery® locations, of which only three are currently actively producing our proprietary handcrafted beers, as follows:

	BJ’s Pizza & Grill®	BJ’s Grill™	BJ’s Restaurant & Brewhouse®	BJ’s Restaurant & Brewery®	Total
Arizona	–	–	5	1	6
California	5	1	44	6	56
Colorado (1)	1	–	3	–	4
Florida	–	–	9	–	9
Indiana	–	–	1	–	1
Kentucky	–	–	1	–	1
Louisiana	–	–	1	–	1
Nevada	–	–	4	1	5
Ohio	–	–	3	–	3
Oklahoma	–	–	2	–	2
Oregon	1	–	–	1	2
Texas	–	–	23	1	24
Washington	–	–	2	–	2

	7	1	98	10	116

(1)	Our Boulder, Colorado restaurant is classified as a BJ’s Pizza & Grill® restaurant; however, it contains a current operating brewery.

As of February 27, 2012, the average interior square footage of our restaurants was as follows:

	BJ’s Pizza & Grill®	BJ’s Grill™	BJ’s Restaurant & Brewhouse®	BJ’s Restaurant & Brewery®
Arizona	–	–	8,020	8,800
California	2,622	4,600	8,225	10,788
Colorado	5,500	–	8,100	–
Florida	–	–	8,389	–
Indiana	–	–	8,500	–
Kentucky	–	–	9,000	–
Louisiana	–	–	9,000	–
Nevada	–	–	8,278	13,300
Ohio	–	–	8,667	–
Oklahoma	–	–	8,500	–
Oregon	4,350	–	–	7,930
Texas	–	–	8,287	10,710
Washington	–	–	9,500	–

Total Weighted Average	3,280	4,600	8,306	10,547

Many of our restaurants also have outdoor patios that are utilized when weather conditions permit.

As of February 27, 2012, 112 of our 116 existing restaurants are located on leased properties. We own the underlying land for four of our existing restaurants as well as a proposed site in 2012. There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rental) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our home office is located in leased premises in Huntington Beach, California. On February 2, 2012 we executed an amendment to our office lease extending the term through August 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 4, 2009, a former team member filed a putative class action complaint in the Superior Court for the County of Fresno, California on behalf of himself and other current and former servers working in the Company’s California restaurants. The complaint alleged causes of action for failure to pay wages for on-call time in violation of the California Labor Code, unfair competition in violation of the California Business and Professional Code, and associated penalties for failure to pay wages in a timely manner. The complaint sought unspecified damages, a constructive trust, restitution, injunctive relief, interest, attorneys’ fees and costs. On August 14, 2009, a first amended complaint was filed, in which two other former team members joined the action as plaintiffs. The Company answered the operative complaint denying the allegations. The parties reached a settlement in principle of this action in September 2011 for which court approval will be sought during 2012. The terms of this settlement are not considered by the Company to be material to its consolidated financial position.

On August 25, 2009, a former team member filed a putative class action in the Superior Court for the County of Los Angeles, California on behalf of himself and other current and former restaurant managers in California. The complaint, as amended, alleged that the Company’s California kitchen managers were misclassified as exempt from overtime and other California law requirements and alleged causes of action for failure to pay overtime wages, failure to provide meal and rest periods, failure to pay wages in a timely manner, failure to provide accurate wage statements, failure to keep accurate payroll records, penalties associated with these claims, and failure to reimburse class members for business expenses in violation of the California Labor Code and unfair competition in violation of the California Business and Professions Code. The complaint sought unspecified damages, restitution, injunctive relief, interest, attorneys’ fees and costs. In January 2010, on the Company’s motion, the Court ordered the venue of the case transferred to Orange County. The Company responded to the third amended complaint, the operative complaint, denying the allegations. The parties reached a settlement in principle of this action in July 2011, for which court approval will be sought in 2012. The terms of this settlement are not considered by the Company to be material to its consolidated financial position.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock (symbol BJRI) trades on the NASDAQ Global Select Market. All stock prices are closing prices per the NASDAQ Global Select Market. On February 27, 2012, the closing price of our common stock was $49.81 per share. The table below shows our high and low common stock closing prices as reported by the NASDAQ Global Select Market.

	Common Stock
	High	Low
Fiscal year ended January 3, 2012
First Quarter	$38.84	$33.56
Second Quarter	$51.36	$38.49
Third Quarter	$55.51	$40.28
Fourth Quarter	$53.81	$42.32
Fiscal year ended December 28, 2010
First Quarter	$24.31	$18.71
Second Quarter	$27.53	$22.11
Third Quarter	$28.84	$21.44
Fourth Quarter	$38.95	$28.16

As of February 27, 2012, we had approximately 100 shareholders of record and we estimate that there were approximately 9,350 beneficial shareholders.

Stock Performance Graph

The following chart compares the five year cumulative total stock performance of our common stock, the S&P 500 Index and a peer group consisting of: Brinker International, Inc., Buffalo Wild Wings, Inc., Bravo Brio Restaurant Group, The Cheesecake Factory Incorporated, Darden Restaurants, Inc., Famous Dave’s of America, Inc., Kona Grill, Inc., O’Charley’s, Inc., PF Chang’s China Bistro, Red Robin Gourmet Burgers, Inc., Ruby Tuesday, Inc. (GA), and Texas Roadhouse, Inc. (Class A). In July 2011, California Pizza Kitchen, Inc. became a private company. As such, the line depicting “Old Peer Group” below consists of the aforementioned peer restaurant companies, including California Pizza Kitchen, Inc., until July 2011, when California Pizza Kitchen became a private company. Bravo Brio Restaurant Group was subsequently added to the Company’s peer group in 2011 (New Peer Group). The peer group companies all compete in the “casual dining” segment of the restaurant industry. The graph assumes that $100 was invested at inception in our common stock and in each of the indices that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Stock-Based Compensation Plan Information

We have two stock-based compensation plans — the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to team members, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants and the remaining available shares for grant, including those shares related to option awards forfeited or terminated without exercise under the 1996 Stock Option Plan accrue to the 2005 Equity Incentive Plan. Both of these plans have been approved by our shareholders. On June 8, 2010, at our annual shareholder meeting, our shareholders approved an amended 2005 Equity Incentive Plan which, among other things, increased the number of shares available for issuance by 1.2 million shares. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under these two plans as of January 3, 2012 (share numbers in thousands):

	Number of securities to be issued upon exercise of outstanding stock options and restricted stock units	Weighted average exercise price of outstanding stock options and restricted stock units	Number of securities remaining available for future issuance under stock-based compensation plans
Stock-based compensation plans approved by shareholders	2,407	$18.53	1,469
Stock-based compensation plans not approved by shareholders	–	$–	–

Dividend Policy and Stock Repurchases

We have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling and investing in our existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results and other factors our Board of Directors deem relevant. Our credit facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. We currently do not have any plan to repurchase our common stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended January 3, 2012, are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Fiscal Year
	2011(1)	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$620,943	$513,860	$426,707	$374,076	$316,095
Costs and expenses:
Cost of sales	152,695	126,078	106,484	94,412	80,374
Labor and benefits	214,470	178,199	149,075	131,328	111,031
Occupancy and operating	127,291	109,566	92,204	80,212	61,906
General and administrative	39,952	34,632	29,484	27,264	26,008
Depreciation and amortization	34,075	28,878	24,119	19,184	14,421
Restaurant opening	6,997	5,189	5,327	7,384	6,940
Loss on disposal of assets	1,039	1,164	312	855	2,004
Natural disaster and related	–	–	–	446	–
Legal settlements and terminations	2,037	–	–	2,086	–

Total costs and expenses	578,556	483,706	407,005	363,171	302,684

Income from operations	42,387	30,154	19,702	10,905	13,411
Other income (expense):
Interest income	233	124	292	1,824	3,314
Interest expense	(144)	(90)	(78)	(60)	(8)
Gain (loss) on investment settlement	614	–	(1,709)	–	–
Other income, net	562	612	379	376	482

Total other income (expense)	1,265	646	(1,116)	2,140	3,788

Income before income taxes	43,652	30,800	18,586	13,045	17,199

Income tax expense	12,082	7,638	5,548	2,737	5,494

Net income	$31,570	$23,162	$13,038	$10,308	$11,705

Net income per share:
Basic	$1.14	$0.86	$0.49	$0.39	$0.45

Diluted	$1.08	$0.82	$0.48	$0.39	$0.44

Weighted average shares outstanding:
Basic	27,631	27,073	26,750	26,484	26,187

Diluted	29,143	28,167	27,147	26,749	26,880

	Fiscal Year
	2011(1)	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Balance Sheets Data (end of period):
Cash and cash equivalents	$22,391	$31,518	$44,906	$8,852	$11,617
Marketable securities (2)	$30,744	$22,679	$–	$30,617	$41,100
Total assets	$502,079	$430,085	$381,122	$335,209	$285,299
Total long-term debt (including current portion)	$–	$–	$5,000	$9,500	$–
Shareholders’ equity	$332,449	$287,826	$252,979	$232,277	$220,523

(1)	Fiscal 2011 consists of 53 weeks. All other fiscal years presented consist of 52 weeks.
(2)	Prior to fiscal 2008, auction rate securities investments held by us were classified as held-to-maturity, included in current assets and reported at amortized cost. Due to significant disruptions in the market for auction rate securities beginning in 2008, these investments were reclassified as available-for-sale, included in non-current assets and recorded at their estimated fair value as of the end of fiscal 2008. In December 2009, we reached a settlement for the full liquidation of our auction rate securities investment portfolio. The proceeds from the settlement were invested in investment-grade money market funds which were included with cash and cash equivalents as of the end of fiscal 2009. As of fiscal year end 2010, investments are classified as held-to-maturity, reported at amortized cost and included in current assets and noncurrent assets, depending on their stated maturity at time of purchase.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of February 27, 2012 we owned and operated 116 restaurants located in 13 states (California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington). Each of our restaurants is operated either as a BJ’s Restaurant & Brewery®, a BJ’s Restaurant & Brewhouse®, a BJ’s Pizza & Grill®, or a BJ’s Grill™ restaurant. Our menu features our award-winning, signature deep-dish pizza, our own proprietary handcrafted beers as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads, desserts, non-alcoholic beverages, wine, other craft beers and spirits.

The first BJ’s restaurant was opened in Orange County, California in 1978 as a small full-service restaurant focusing on a lighter, bakery crust style deep-dish pizza. We acquired the original BJ’s restaurants in 1995 from their original owners. Our initial public offering of common stock occurred in 1996. Additionally, in 1996, we opened our first large-format restaurant and brewery in Brea, California and began to expand the menu to include our own handcrafted beer, appetizers, entrees, pastas, sandwiches, specialty salads and desserts.

Of the 116 restaurants we operated as of February 27, 2012, 10 are BJ’s Restaurant & Brewery® restaurants (of which three are currently manufacturing our proprietary handcrafted beer for some of our restaurants), 98 are BJ’s Restaurant & Brewhouse® restaurants (which are similar to our brewery restaurants except that they do not manufacture beer), seven are BJ’s Pizza & Grill® restaurants (which are primarily our original, smaller format “legacy” restaurants, of which one has an operating brewery) and one is BJ’s Grill™ (a smaller format full service restaurant intended to serve as a live research and development restaurant at the current time). In the near term, our future restaurant growth will focus principally on our BJ’s Restaurant & Brewhouse® format. However, we may continue to build additional BJ’s Restaurant & Brewery® locations in certain areas where we believe it may be more appropriate to brew our own beer. We may also consider opening smaller-format BJ’s Pizza & Grill® or BJ’s Grill™ formats as fill-in locations in certain densely-populated, urban trade areas, or in smaller cities, where a larger-format location could not be obtained or is not appropriate. We also have contract brewing arrangements in which we utilize other qualified craft brewers to produce our proprietary handcrafted beers and sodas under our proprietary recipes and our indirect supervision. We currently believe that, over the long run, it will become more beneficial to increase our contract brewing due to the economies of scale that can be obtained from brewing beer in large quantities while also avoiding potential liquor licensing complications in some states where we desire to operate restaurants. As such, we expect to gradually increase our contract brewing relationships over the next several years. As a result of this expected increase in contract brewing, we intend to rebalance our internal beer production activities on an ongoing basis. In addition, we may decide to eventually decommission certain additional internally-operated breweries, which may result in additional disposals of related assets in the future.

We intend to continue developing and opening new BJ’s restaurants in high profile locations within densely populated areas in both existing and new markets. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve sustained increases in comparable sales in excess of our annual effective menu price increases for our mature restaurants, assuming we are able to retain our guest traffic levels in those restaurants. Therefore, we currently expect that the majority of our year-over-year revenue growth for fiscal 2012 will be derived from new restaurant openings and the carryover impact of partial-year openings during 2011.

Newly opened restaurants typically experience normal inefficiencies in the form of higher cost of sales, labor and direct operating and occupancy costs for several months after their opening in both percentage and dollar terms when compared with our more mature, established restaurants. Accordingly, the number and timing of newly opened restaurants has had, and is expected to continue to have, an impact on restaurant opening expenses, cost of sales, labor and occupancy and operating expenses. Additionally, initial restaurant openings in new markets may experience even greater inefficiencies for several months, if not longer, due to lower initial sales volumes, which results from initially low consumer awareness levels, and a lack of supply chain and other operating cost leverage until additional restaurants can be opened in the markets.

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

While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially. We currently have a lease for one of our smaller format BJ’s Pizza & Grill® restaurants scheduled to expire during the next twelve months. Our plan is to close and relocate this smaller format restaurant to another location in the same general trade area that can accommodate a large format BJ’s Restaurant & Brewhouse® restaurant during fiscal year 2012.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Guest traffic for our restaurants is estimated based on values assigned to certain menu items or individual guest tickets.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Income expressed as percentages of total revenues. Fiscal 2011 consists of 53 weeks. All other fiscal years presented consist of 52 weeks.

	Fiscal Year
	2011	2010	2009	2008	2007
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.6	24.5	25.0	25.2	25.4
Labor and benefits	34.5	34.7	34.9	35.1	35.1
Occupancy and operating	20.5	21.3	21.6	21.4	19.6
General and administrative	6.4	6.7	6.9	7.3	8.2
Depreciation and amortization	5.5	5.6	5.7	5.1	4.6
Restaurant opening	1.1	1.0	1.2	2.0	2.2
Loss on disposal of assets	0.2	0.2	0.1	0.2	0.6
Natural disaster and related	–	–	–	0.1	–
Legal settlements and terminations	0.3	–	–	0.6	–

Total costs and expenses	93.1	94.0	95.4	97.0	95.7

Income from operations	6.9	6.0	4.6	3.0	4.3
Other income (expense):
Interest income	–	–	0.1	0.5	1.0
Interest expense	–	–	–	–	–
Gain (loss) on investment settlement	0.1	–	(0.4)	–	–
Other income, net	0.1	0.1	0.1	0.1	0.2

Total other income (expense)	0.2	0.1	(0.2)	0.6	1.2

Income before income taxes	7.1	6.1	4.4	3.6	5.5
Income tax expense	1.9	1.5	1.3	0.7	1.7

Net income	5.2%	4.6%	3.1%	2.9%	3.8%

53 WEEKS ENDED JANUARY 3, 2012 (FISCAL 2011) COMPARED TO THE 52 WEEKS ENDED DECEMBER 28, 2010 (FISCAL 2010)

Revenues. Total revenues increased by $107.0 million, or 20.8%, to $620.9 million during fiscal 2011 from $513.9 million during fiscal 2010. The increase in revenues consisted of an increase of approximately $62.0 million in sales from new restaurants not yet in our comparable sales base; an approximate $31.1 million, or 6.6%, increase in comparable restaurant sales on a 52 week basis; and $13.9 million of sales due to the 53rd week. On a 52 week basis, the increase in comparable restaurant sales resulted from an estimated effective menu price increase factor of approximately 3.0%, coupled with an estimated 2.2% benefit from increased guest traffic and an estimated 1.4% benefit from a favorable menu mix shift and guest purchase incidence rates.

Our restaurants, like most in casual dining, are impacted by inflationary pressures for the costs of certain commodities, labor and other operating expenses. We attempt to offset the impact of inflation on our cost structure with purchasing economies of scale, productivity and efficiency improvements, menu merchandising and menu price increases. If our guests do not accept our menu price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of any menu price increase could be negated and our operating margins could be adversely impacted. We currently expect our estimated effective menu price increase for fiscal 2012 to be in the 3% range on an annualized basis. However, depending on inflationary pressures, costs for key inputs and general economic conditions for consumer discretionary spending, our actual menu pricing for fiscal 2012 may be greater or less than our current expectations. Additionally, to help protect guest traffic and to respond to the actions of our competitors, we may consider the promotion of selective menu offerings or introduce new menu offerings at reduced or lower price points which could have the effect of further reducing any benefit from menu price increases. As a relatively small casual dining restaurant chain, we do not have the financial resources to match the marketing and advertising spending levels of our larger casual dining competitors. Accordingly, increased marketing and advertising spending by our larger competitors may also adversely impact general levels of guest traffic in our restaurants. Furthermore, we believe that our guest traffic levels, among other items, will also be dependent upon consumer confidence, discretionary consumer spending and other economic conditions including energy prices, commodity inflation and overall employment.

All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, heavy promotional and discounting activities by our competitors, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K, can impact comparable sales. As of February 27, 2012, the cost of many food commodities and gasoline were experiencing significant increases in general, both domestically and internationally. This could result in reduced consumer discretionary income and less restaurant visits in general, as well as increased resistance to menu price increases. Accordingly, there can be no assurance that increases in comparable sales will be achieved as a result of increased menu prices or other factors.

Cost of Sales. Cost of sales increased by $26.6 million, or 21.1%, to $152.7 million during fiscal 2011 compared to $126.1 million during fiscal 2010. This increase was primarily due to the opening of 13 new restaurants during fiscal 2011 coupled with the impact of the 53rd week. As a percentage of revenues, cost of sales increased slightly to 24.6% during fiscal 2011 compared to 24.5% for the prior fiscal year. This slight percentage increase was primarily due to increased commodity costs which were partially offset by increased revenues from our estimated effective menu price increases, a favorable menu mix shift and efficiencies gained from the rollout of our automated food preparation system that enabled us to reduce food waste.

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

We provide our customers a large variety of menu items and, as a result, we are not overly dependent on a single group of commodities. However, based on current trends and expectations, we believe the overall cost environment for food commodities will likely remain under significant pressure during 2012, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. While we continue to work with our suppliers to control food costs, and while we have taken steps to enter into longer-term agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not significantly increase due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items, fresh seafood and many produce items, or where we have currently chosen not to contract for long periods of time. There are also certain commodity items, such as certain produce items, in which the contracts principally consist of “collar” agreements whereby the costs are subject to floors and ceilings. It is our current intention to attempt to offset our expected commodity cost increases through certain cost savings and productivity/efficiency initiatives and menu mix shifts, coupled with selective menu price increases. However, there can be no assurance that we will be entirely successful in this respect.

The cost to produce and distribute our proprietary handcrafted beer is included in our cost of sales. We currently have qualified three contract brewers to produce our high-quality handcrafted beer. During fiscal 2012, we currently anticipate that our qualified contract brewers will produce approximately 70-75% of our estimated requirement of approximately 70,000 barrels of our proprietary handcrafted beer. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers; however, we may eventually decide to also move the majority of this production to contract brewers as we continue to grow our restaurant base and therefore increase our demand for our proprietary handcrafted beer. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. Additionally, this allows our brewery department to focus on creating and developing distinctive and unique beer flavors for us as opposed to focusing on the production and logistics of large scale brewing. As a result, over the next several years, we expect that the production cost of our larger-volume proprietary handcrafted beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer. However, freight costs from our contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and negotiate more favorable terms with our transportation vendors. Contract brewers also produce substantially all of our handcrafted soda and cider products, the costs of which are also included in our cost of sales.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $36.3 million, or 20.4%, to $214.5 million during fiscal 2011 compared to $178.2 million during fiscal 2010. This increase was primarily due to the opening of 13 new restaurants during fiscal 2011 coupled with the impact of the 53rd week. As a percentage of revenues, labor and benefit costs decreased slightly to 34.5% during fiscal 2011 from 34.7% in the prior fiscal year. This slight percentage decrease was primarily related to our ability to leverage our fixed and semi-fixed labor costs over a higher revenue base as a result of comparable sales increases. Included in labor and benefits for fiscal 2011 and 2010 was approximately $1.6 million and $1.1 million or 0.3% and 0.2% of revenues, respectively, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Our restaurants can be affected by increases in federal and state minimum wages, and also by increases in federal and state unemployment insurance taxes. Additionally, some states have annual minimum wage increases correlated with either state or federal increases in the consumer price index. In the past, we have been able to react to changes in our key operating costs, including minimum wage increases by gradually increasing our menu prices and improving our productivity in our restaurants. However, we cannot guarantee that all or any future cost increases can be offset by increased menu prices or that increased menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.

For new restaurants, labor expenses will typically be higher than normal during the first several months of operations, if not longer in some cases, until our restaurant management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes expected at our new restaurants. Accordingly, a comparatively large number of new restaurant openings in any single quarter may significantly impact labor cost comparisons for the entire Company.

Occupancy and Operating. Occupancy and operating expenses increased by $17.7 million, or 16.2%, to $127.3 million during fiscal 2011 compared to $109.6 million during fiscal 2010. This increase was primarily due to the opening of 13 new restaurants during fiscal 2011 coupled with the impact of the 53rd week. As a percentage of revenues, occupancy and operating expenses decreased to 20.5% for fiscal 2011 from 21.3% for the prior fiscal year. This percentage decrease was principally a result of our ability to leverage the fixed component of these expenses as a result of higher comparable sales.

General and Administrative. General and administrative expenses increased by $5.3 million, or 15.4%, to $40.0 million during fiscal 2011 compared to $34.6 million during fiscal 2010. Also included in general and administrative costs for fiscal 2011 and 2010 was $3.0 million and $2.9 million, respectively, of stock-based compensation expense. The increase in general and administrative costs was primarily due to planned higher field supervision and support personnel, coupled with higher levels of recruiting and training costs related to our managers in training program, additional travel and lodging costs to support our new restaurant openings and the impact of the 53rd week. As a percentage of revenues, general and administrative expenses decreased to 6.4% for fiscal 2011 from 6.7% for the prior fiscal year. This percentage decrease was due to our ability to leverage the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $5.2 million, or 18.0%, to $34.1 million during fiscal 2011 compared to $28.9 million during fiscal 2010. Depreciation and amortization increased as a result of our construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives. As a percentage of revenues, depreciation and amortization slightly decreased to 5.5% for fiscal 2011 from 5.6% for the prior fiscal year. This percentage decrease was principally a result of our ability to leverage the fixed component of these expenses as a result of higher comparable sales.

Restaurant Opening. Restaurant opening expenses increased by $1.8 million, or 34.8%, to $7.0 million during fiscal 2011 compared to $5.2 million during fiscal 2010. We opened 13 and 10 new restaurants during fiscal 2011 and 2010, respectively. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. See “Business – Restaurant Opening Expenses” in Part I, Item 1 of this Annual Report on Form 10-K.

Loss on Disposal of Assets. Loss on disposal of assets decreased by $0.1 million, or 10.7%, to $1.0 million during fiscal 2011 compared to $1.2 million during fiscal 2010. These costs were primarily related to the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Legal Settlements. Legal settlements of approximately $2.0 million or 0.3% of revenues, during fiscal 2011 were primarily related to the proposed settlements of certain California employment practices lawsuits. We agreed to these settlements, which are subject to court approval, in order to avoid the costs, risks and uncertainties inherent in litigation and to eliminate the further diversion of Company management’s time and attention, and without admitting any liability on the part of the Company. See Part I “Item 3 – Legal Proceedings” of this Form 10-K for additional information regarding pending and recently settled legal proceedings.

Interest Income. Interest income increased by $0.1 million, or 87.9%, to $0.2 million during fiscal 2011 compared to $0.1 million during fiscal 2010. This increase was primarily due to slightly higher interest rates and investment balances compared to last year.

Interest Expense. Interest expense increased by $0.05 million, or 60.0%, to $0.1 million during fiscal 2011 compared to $0.09 million during fiscal 2010. This increase was primarily due to higher fees related to our letters of credit as compared to last year.

Gain (Loss) on Investment Settlement. Gain (loss) on investment settlement of approximately $0.6 million during fiscal 2011 relates to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities investment portfolio. Under the terms of the settlement agreement, we are entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012. In connection with this settlement, during fiscal 2011 certain of these aforementioned securities were redeemed at par, resulting in additional cash recoveries.

Other Income, Net. Net other income consists primarily of gift card breakage income and remained stable at $0.6 million during fiscal 2011 compared to $0.6 million during fiscal 2010. Based on an analysis of our gift card program since its inception, we determined that 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for fiscal 2011 was 27.7% compared to 24.8% for fiscal 2010. The effective income tax rate for fiscal 2011 differed from the statutory income tax rate primarily due to additional tax credits. We currently estimate our effective tax rate to be in the approximate range of 29.0% for fiscal 2012. However, our actual effective tax rate for fiscal 2012 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

52 WEEKS ENDED DECEMBER 28, 2010 (FISCAL 2010) COMPARED TO THE 52 WEEKS ENDED DECEMBER 29, 2009 (FISCAL 2009)

Revenues. Total revenues increased by $87.2 million, or 20.4%, to $513.9 million during fiscal 2010 from $426.7 million during fiscal 2009. The increase in revenues consisted of an increase of approximately $65.1 million in restaurant sales from new restaurants not yet in our comparable sales base, combined with an approximate $22.1 million, or 5.6%, increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from estimated increases in both guest traffic and the average amount spent per guest, which also included an estimated effective menu price increase factor of approximately 2.4%.

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

Labor and Benefits. Labor and benefit costs for our restaurants increased by $29.1 million, or 19.5%, to $178.2 million during fiscal 2010 compared to $149.1 million during fiscal 2009. This increase was primarily due to the opening of 10 new restaurants during fiscal 2010. As a percentage of revenues, labor and benefit costs decreased to 34.7% during fiscal 2010 from 34.9% in the prior fiscal year. This decrease was primarily related to our ability to leverage our fixed and semi-fixed labor costs over a higher revenue base as a result of comparable sales increases, partially offset by higher manager bonuses (due to the improved productivity and efficiency of our restaurant operations during the year) and comparatively higher equity compensation, since the prior fiscal year included a cumulative favorable forfeiture rate adjustment related to our stock-based compensation. Included in labor and benefits for fiscal 2010 and 2009 was approximately $1.1 million and $0.6 million, or 0.2% and 0.1% of revenues, respectively, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program.

Occupancy and Operating. Occupancy and operating expenses increased by $17.4 million, or 18.8%, to $109.6 million during fiscal 2010 compared to $92.2 million during fiscal 2009. The increase reflected additional operating and occupancy expenses related to our 10 new restaurants that were opened during fiscal 2010. As a percentage of revenues, occupancy and operating expenses decreased to 21.3% for fiscal 2010 from 21.6% for the prior fiscal year. This percentage decrease was due to our ability to leverage the fixed and semi-fixed components of these expenses as a result of our comparable sales increases, coupled with lower marketing expenditures and partially offset by higher general liability insurance costs.

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

Restaurant Opening. Restaurant opening expenses decreased by $0.1 million, or 2.6%, to $5.2 million during fiscal 2010 compared to $5.3 million during fiscal 2009. We opened 10 new restaurants during both fiscal 2010 and 2009. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. See “Business – Restaurant Opening Expenses” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Interest Income. Interest income decreased by $0.2 million, or 57.5%, to $0.1 million during fiscal 2010 compared to $0.3 million during fiscal 2009. This decrease was primarily due to comparatively lower interest rates and investment balances during fiscal 2010.

Interest Expense. Interest expense increased by $0.01 million, or 15.4%, to $0.09 million during fiscal 2010 compared to $0.08 million during fiscal 2009. This increase is primarily due to additional fees paid for our standby letters of credit that support certain of our insurance arrangements during fiscal 2010.

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

Other Income, Net. Net other income increased by $0.2 million, or 61.5%, to $0.6 million during fiscal 2010 compared to $0.4 million during fiscal 2009. This increase was primarily due to greater gift card breakage income, coupled with proceeds from the sale of excess brewery equipment that had been written off in prior periods. Based on an analysis of our gift card program since its inception, we determined that the likelihood of gift card redemption is remote after 24 months from date of issuance.

Income Tax Expense. Our effective income tax rate for fiscal 2010 was 24.8% compared to 29.9% for fiscal 2009. The effective income tax rate for fiscal 2010 differed from the statutory income tax rate primarily due to additional income tax deductions related to disqualified dispositions from the exercise of incentive stock options, coupled with additional tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	January 3, 2012	December 28, 2010
Cash and cash equivalents	$22,391	$31,518
Total marketable securities	$30,744	$22,679
Net working capital	$12,831	$18,636
Current ratio	1.2:1.0	1.3:1.0

	For The 53 Weeks Ended	For The 52 Weeks Ended
	January 3, 2012	December 28, 2010
Cash provided by operating activities	$88,618	$71,703
Capital expenditures	$94,608	$68,031

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations; to provide our restaurant landlords with confidence as to our intent and ability to honor all of our financial obligations under our restaurant leases; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger scale. We obtain capital resources from our ongoing operations, employee stock option exercises and tenant improvement allowances from our landlords. Additionally, in the past we have obtained capital resources from public stock offerings. As an additional source of liquidity, we also have a $75 million credit facility in place that expires on January 31, 2017.

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve an approximate 11% increase in total restaurant operating weeks during fiscal 2012 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2011 openings and to some extent offset by the impact of the additional operating week in fiscal 2011 (since fiscal 2011 was a 53-week fiscal year). Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not yet be large enough to generate enough cash flow from operations to totally fund our planned expansion over the longer run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not currently required to be reflected as indebtedness on our Consolidated Balance Sheets, the minimum rents and other related lease obligations, such as common area expenses, under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. In an exposure draft issued in 2010, the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. All of our restaurant leases and our home office lease are accounted for as operating leases, with no related assets and liabilities on our balance sheet. See “Critical Accounting Policies – Leases” in this Form 10-K. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

We also require capital resources to evolve, maintain and to increase the productive capacity of our existing base of restaurants and brewery operations and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. We currently expect to secure approximately $10.6 million of committed tenant improvement allowances from our planned new restaurant openings during fiscal 2012. However, in light of current conditions in the credit and real estate development markets, there can be no assurance that such allowances will continue to be available to us. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our current restaurants and we currently own the land for one restaurant that is expected to be opened in fiscal 2012. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build out our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $88.6 million of net cash from operations during the 53 weeks ended January 3, 2012, representing a $16.9 million increase from the $71.7 million provided by during the 52 week period of 2010. The increase in cash from operating activities for the 53 weeks ended January 3, 2012, in comparison to 52 weeks ended December 28, 2010, is primarily due to the increase in net income and higher depreciation expense as a result of more restaurants in operation.

For the 53 weeks ended January 3, 2012, total capital expenditures were approximately $94.6 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $70.3 million. These expenditures were primarily related to the construction of our 13 new restaurants that opened during the 53 weeks ended January 3, 2012, as well as expenditures related to one additional restaurant expected to open in the first quarter of fiscal 2012, plus the purchase of one parcel of real estate for a new restaurant expected to open in fiscal 2012. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $19.5 million and $4.8 million, respectively.

We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) on January 7, 2010 with respect to various types of securities not to exceed an aggregate value of $75 million. We do not have any immediate intentions or commitments to sell securities and will be required to file a post-effective amendment or file a new registration statement in the event we desire to publicly sell securities. The terms of any future offering of securities would be established at the time of such offering subject to market conditions. In addition, the Form S-3 also included the registration of 3,801,730 shares of common stock previously acquired by certain shareholders from the Company in various transactions several years ago. We registered those shares to fulfill our contractual obligations under a registration rights agreement with those shareholders.

In 2011 we maintained a $45 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”) which was scheduled to expire on September 30, 2012. As of January 3, 2012, there were no borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $8.9 million. Any borrowings under the Line of Credit will bore interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also required compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At January 3, 2012, we were in compliance with these covenants. Any interest on the Line of Credit was payable quarterly and all related borrowings were required to be repaid on or before September 30, 2012.

On February 17, 2012, we entered into a new $75 million unsecured revolving line of credit (“New Line of Credit”) with that same financial institution, which replaces our existing Line of Credit. The New Line of Credit expires on January 31, 2017, and may be used for working capital and other general corporate purposes. We expect to utilize the New Line of Credit principally for letters of credit that are required to support certain of our self-insurance programs and for working capital and construction requirements as needed. The terms of the New Line of Credit are substantially similar to the prior Line of Credit. However, any borrowings under the New Line of Credit will bear interest at either LIBOR plus a percentage not to exceed 1.50%, or at a rate ranging from the financial institution’s prime rate to 0.75% below the financial institution’s prime rate based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The New Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. While we have the New Line of Credit in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on the ability of borrowers in general to draw on existing credit facilities. At this time, however, we have no indication that any such limitations or restrictions are likely to occur.

Our capital expenditures during fiscal 2012 will continue to be significant as we currently plan to open as many as 16 new restaurants (including one relocation of an existing restaurant) during the year, in addition to our necessary maintenance and key initiative-related capital expenditures. As of February 27, 2012, we have entered into seven signed leases for new restaurant locations expected to open in fiscal 2012. Additionally we expect to enter into several more leases during fiscal 2012. We currently anticipate our total capital expenditure for fiscal 2012, including all expenditure categories and net of expected tenant improvement allowances we may receive from landlords, will be approximately $90 million to $95 million. We expect to fund our expected capital expenditures for fiscal 2012 with current cash and investment balances on hand, expected cash flow from operations and expected tenant improvement allowances of approximately $10.6 million. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

We significantly depend on our expected cash flow from operations, coupled with agreed-upon landlord tenant improvement allowances, to fund the majority of our planned capital expenditures for 2012 and 2013. If our business does not generate enough cash flow from operations as expected, or if our landlords are unable to honor their agreements with us, and replacement funding sources are not otherwise available to us from borrowings under our credit facility or other alternatives, we may not be able to expand our operations at the pace currently planned.

As of February 27, 2012, we had an uncollected outstanding tenant improvement allowance from one landlord in the amount of $1.2 million for one of our restaurants which opened in fiscal 2008. Our lease with that landlord allows us to offset or reduce our rent payable in the event that our tenant improvement allowances cannot be collected. We do not believe that this matter will have a material impact on our overall liquidity, and we are currently seeking the legal enforcement of all of our rights under the lease as we concurrently attempt to negotiate a final settlement of this matter.

Our cash, cash equivalents and marketable securities (including money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations) totaled approximately $53.1 million, as of January 3, 2012.

We currently believe that our expected cash flow from operations, cash and investment balances on hand, agreed-upon tenant improvement allowances and our new $75 million credit facility, should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities through the next 12 months. Our base of established restaurant operations may not yet be large enough to sufficiently generate enough cash flow from operations to totally fund our planned expansion depending on the rate over the long run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of January 3, 2012, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant guests. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We are currently unable to contract for certain commodities, such as fluid dairy, fresh seafood and most fresh produce items, for long periods of time. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.

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

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher volume periods than other periods of the year. Additionally, our restaurants in the Midwest and Eastern states, including Florida will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those regions. Holidays (and shifts in the holiday calendar), severe winter weather, hurricanes, tornados, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Fair Value of Marketable Securities and Cash Equivalents

We measure the fair value of our marketable securities using quoted market prices in active markets. All of our marketable securities are currently classified as held-to-maturity, included as short-term and long-term marketable securities in the Consolidated Balance Sheets and reported at amortized cost with related gains and losses reflected in earnings once realized in accordance with U.S. GAAP. We believe that the fair value of our marketable securities equaled the quoted market price of our marketable securities at January 3, 2012.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment in total as well as on a restaurant by restaurant basis. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future restaurant cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets or for the entire restaurant.

Self-Insurance Liability

We are self-insured for a portion of our general liability insurance and our employee workers’ compensation programs. We maintain coverage with a third party insurer to limit our total exposure for these programs. The accrued liability associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is based on information provided by our insurance broker and a third party actuary, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.

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

The accounting for uncertainty in tax positions requires that we recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 3, 2012, unrecognized tax benefits recorded was approximately $0.9 million.

Leases

We lease the majority of our restaurant locations. We account for our leases in accordance with U.S. GAAP, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease. The related cash received from the landlord is reflected as “Landlord contribution for tenant improvements, net” within financing activities of our Consolidated Statements of Cash Flows.

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

In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, all of our restaurant leases and our home office lease are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The FASB has reopened the Exposure Draft for comments and has therefore not identified a proposed effective date for the issuance of the final standard. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. See Item 1A, Risk Factors, “Future changes in financial accounting standards may significantly change our reported results of operations” in this Annual Report on Form 10-K.

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

We account for these plans in accordance with U.S. GAAP under the fair value recognition provisions, using the modified-prospective-transition method. Compensation expense recognized in fiscal 2011 and 2010 include: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the revised provisions under U.S. GAAP. We are required to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, and earlier adoption is permitted. We have early adopted ASU 2011-08 for the year ended January 3, 2012 and there was no material impact on our consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our future estimated cash payments under existing contractual obligations as of January 3, 2012, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$348,418	$25,151	$49,910	$47,045	$226,312
Purchase obligations (2)	3,004	3,004	–	–	–

Total	$351,422	$28,155	$49,910	$47,045	$226,312

Other Commercial Commitments:
Standby letters of credit	$8,871	$8,871	$–	$–	$–
Long-term debt obligations	–	–	–	–	–

Total	$8,871	$8,871	$–	$–	$–

(1)	For more detailed description of our operating leases, refer to Note 6 in the accompanying consolidated financial statements.
(2)	Amounts represent non-cancelable commitments for the purchase of goods and other services.

Additionally, we have entered into lease agreements related to future restaurants and our home office lease extension with commencement dates subsequent to January 3, 2012. Our aggregate future commitment relating to these leases is $16.4 million and is not included in operating leases above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term marketable securities with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our marketable securities and, therefore, impact our cash flows and results of operations. For the 53 weeks ended January 3, 2012, the average interest rate earned on cash and cash equivalents and marketable securities was approximately 0.6%. As of January 3, 2012, our cash and cash equivalents and marketable securities consisted of money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations with a cost or fair value of approximately $53.1 million. Cash may be in excess of FDIC insurance limits. The majority of our marketable securities, both short-term and long-term, are AAA-rated and directly or indirectly guaranteed by the U.S. Government. We believe we are not exposed to significant risk on cash and cash equivalents and marketable securities. The fair market value of our marketable securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of January 3, 2012, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 3, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As noted in the amendment to our Form 10-Q for the second quarter of 2011 which was dated January 24, 2012, we failed to timely file our proxy statement within the 120 day period following our fiscal year end and, as a result, we failed to timely incorporate certain information, by reference, into our Annual Reports on Form 10-K for the periods in question. In order to enhance our disclosure controls and procedures and prevent untimely filings in the future, we have hired additional personnel dedicated to external reporting and we have implemented additional procedures in order to verify and independently calculate filing due dates.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2012, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited BJ’s Restaurants, Inc.’s internal control over financial reporting as of January 3, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BJ’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BJ’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BJ’s Restaurants, Inc. as of January 3, 2012 and December 28, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 28, 2010 of BJ’s Restaurants, Inc. and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 27, 2012

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

We have adopted a Code of Business Ethics and a Code of Business Conduct to promote honest and ethical conduct of our business, professional and personal relationships. The Code of Business Ethics covers all executives, including our principal executive officer and principal financial and accounting officer. The Code of Business Conduct is applicable to all directors, executives and other team members. A copy of our Code of Integrity, Ethics and Conduct is available on our website http://investors.bjsrestaurants.com under Corporate Governance. We intend to post any amendments to or waivers from our Code of Business Ethics and Code of Business Conduct at this website location.

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 3, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 3, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 3, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 3, 2012

See Part II, Item 5– “Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities – Equity Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 3, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1)  CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 3, 2012 and December 28, 2010

Consolidated Statements of Income for each of the three fiscal years in the period ended January 3, 2012

Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended January 3, 2012

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 3, 2012

Notes to the Consolidated Financial Statements

(2) FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 to the Form 8-K filed on June 4, 2007.
3.3	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report.
3.4	Certificate of Amendment of Articles of Incorporation, dated June 8, 2010, incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 28, 2010.
4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.
10.1**	Summary of Compensation for Non-employee Directors incorporated by reference to Exhibit 10.1 of the Form 10-K for the year ended December 30, 2008.
10.2**	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.
10.3**	BJ’s Restaurants, Inc. Amended and Restated 1996 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the 2004 Annual Report.

Exhibit Number	Description

10.4**	BJ’s Restaurants, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 3, 2010, with respect to the 2010 Annual Meeting of Shareholders).
10.5**	Stock Option Agreement for Executive Officers and Employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Form 8-K filed July 1, 2005.
10.6**	Executive Officers and Employee Grant Notice under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.
10.7**	Stock Option Agreement for Non-employee Directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended January 3, 2006.
10.8**	Non-employee Director Grant Notice under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended January 3, 2006.
10.9	Intentionally Omitted.
10.10	Employment Agreement dated April 6, 2010, between the Company and Gerald W. Deitchle, incorporated by reference to Form 8-K filed on April 12, 2010.
10.11**	Employment Agreement, dated October 18, 2010, between the Company and John A. Johnson, employed as Chief Information Officer, incorporated by reference to Exhibit 10.11 of the Form 10-K for the year ended December 28, 2010.
10.12**	Employment Agreement, dated September 6, 2005, between the Company and Gregory S. Levin, employed as Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 3, 2005.
10.13**	Form of Restricted Stock Unit Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 13, 2007.
10.14**	Form of Employee Non-Qualified Stock Option Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on October 31, 2006.
10.15**	Summary of BJ’s Restaurants, Inc. Performance Incentive Plan, incorporated by reference to Exhibit 10.20 of the Form 10-K filed on March 13, 2007.
10.16**	Employment Agreement, dated January 19, 2009, between the Company and Wayne L. Jones, employed as Executive Vice President and Chief Restaurant Operations Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 1, 2009.
10.17**	Employment Agreement, dated March 2, 2011, between the Company and Kendra D. Miller, employed as Senior Vice President and General Counsel, incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended December 28, 2010.
10.18**	Employment Agreement, dated August 10, 2005, between the Company and John D. Allegretto, employed as Chief Supply Chain Officer, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on November 3, 2005.
10.19**	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, employed as Chief Development Officer, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on or about March 14, 2008.
10.20**	Form of Restricted Stock Unit Agreement (non-GSSOP) under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 6, 2007.
10.21**	Form of Restricted Stock Unit Notice (non-GSSOP) under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.
10.22	Line of Credit Agreement, dated February 17, 2012, between the Company and Bank of America, N.A.
10.23**	BJ’s Restaurants, Inc. 2011 Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 6, 2011, with respect to the 2011 Annual Meeting of Shareholders).

Exhibit Number	Description

10.24**	Employment Agreement, dated July 1, 2008, between the Company and Matt Hood, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2008.
10.25	Stock Purchase Agreement by and between the Company, The Jacmar Companies and William H. Tilley, dated February 22, 2001, incorporated by reference to Exhibit 10.12 of the Form 10-K filed on April 2, 2001.
10.26	Facilitation Agreement between BJ Chicago LLC (“LLC”) and Chicago Pizza & Brewery, Inc., dated December 20, 2000, in furtherance of the Stock Purchase Agreement between LLC and ASSI, Inc, incorporated by reference to Exhibit 10.13 of the Form 10-K filed on April 2, 2001.
21	List of Significant Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31	Section 302 Certifications of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.
32	Section 906 Certification of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.
101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-K for the year ended January 3, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.

	By:	/s/ Gerald W. Deitchle
Gerald W. Deitchle
February 27, 2012		Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ GERALD W. DEITCHLE	Chairman, President and Chief	February 27, 2012
Gerald W. Deitchle	Executive Officer (Principal Executive Officer)

By: /s/ GREGORY S. LEVIN	Executive Vice President, Chief	February 27, 2012
Gregory S. Levin	Financial Officer and Secretary (Principal Financial and Accounting Officer)

By: /s/ PETER A. BASSI	Director	February 27, 2012
Peter A. Bassi

By: /s/ LARRY D. BOUTS	Director	February 27, 2012
Larry D. Bouts

By: /s/ JAMES A. DAL POZZO	Director	February 27, 2012
James A. Dal Pozzo

By: /s/ JOHN F. GRUNDHOFER	Director	February 27, 2012
John F. Grundhofer

By: /s/ WILLIAM L. HYDE	Director	February 27, 2012
William L. Hyde

By: /s/ J. ROGER KING	Director	February 27, 2012
J. Roger King

By: /s/ LEA ANNE S. OTTINGER	Director	February 27, 2012
Lea Anne S. Ottinger

By: /s/ HENRY GOMEZ	Director	February 27, 2012
Henry Gomez

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. as of January 3, 2012 and December 28, 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 3, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BJ’s Restaurants, Inc. at January 3, 2012 and December 28, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BJ’s Restaurants, Inc.’s internal control over financial reporting as of January 3, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 27, 2012

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 3, 2012	December 28, 2010
Assets
Current assets:
Cash and cash equivalents	$22,391	$31,518
Marketable securities	23,005	21,674
Accounts and other receivables	14,539	10,041
Inventories	5,963	4,323
Prepaids and other current assets	7,902	3,481
Deferred income taxes	13,199	11,684

Total current assets	86,999	82,721

Property and equipment, net	390,591	330,108
Long-term marketable securities	7,739	1,005
Goodwill	4,673	4,673
Notes receivable	334	438
Other assets, net	11,743	11,140

Total assets	$502,079	$430,085

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,757	$19,218
Accrued expenses	50,411	44,867

Total current liabilities	74,168	64,085

Deferred income taxes	31,561	23,977
Deferred rent	15,219	12,973
Deferred landlord obligations	45,928	39,056
Other liabilities	2,754	2,168

Total liabilities	169,630	142,259
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 27,749 and 27,322 shares issued and outstanding as of January 3, 2012 and December 28, 2010, respectively	179,054	173,957
Capital surplus	32,722	24,766
Retained earnings	120,673	89,103

Total shareholders’ equity	332,449	287,826

Total liabilities and shareholders’ equity	$502,079	$430,085

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2011	2010	2009
Revenues	$620,943	$513,860	$426,707
Costs and expenses:
Cost of sales	152,695	126,078	106,484
Labor and benefits	214,470	178,199	149,075
Occupancy and operating	127,291	109,566	92,204
General and administrative	39,952	34,632	29,484
Depreciation and amortization	34,075	28,878	24,119
Restaurant opening	6,997	5,189	5,327
Loss on disposal of assets	1,039	1,164	312
Legal settlements	2,037	–	–

Total costs and expenses	578,556	483,706	407,005

Income from operations	42,387	30,154	19,702

Other income (expense):
Interest income	233	124	292
Interest expense	(144)	(90)	(78)
Gain (loss) on investment settlement	614	–	(1,709)
Other income, net	562	612	379

Total other income (expense)	1,265	646	(1,116)

Income before income taxes	43,652	30,800	18,586

Income tax expense	12,082	7,638	5,548

Net income	$31,570	$23,162	$13,038

Net income per share:
Basic	$1.14	$0.86	$0.49

Diluted	$1.08	$0.82	$0.48

Weighted average number of shares outstanding:
Basic	27,631	27,073	26,750

Diluted	29,143	28,167	27,147

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance, December 30, 2008	26,718	$166,649	$17,108	$52,903	$(4,383)	$232,277
Exercise of stock options, net	40	158	–	–	–	158
Issuance of restricted stock units	16	–	–	–	–	–
Stock-based compensation expense	–	–	3,093	–	–	3,093
Tax benefit from stock option exercises	–	–	30	–	–	30
Net income	–	–	–	13,038	–	13,038
Reversal of net unrealized loss on marketable securities	–	–	–	–	4,383	4,383
Other comprehensive income	–	–	–	–	–	17,421
Balance, December 29, 2009	26,774	166,807	20,231	65,941	–	252,979
Exercise of stock options, net	509	7,150	–	–	–	7,150
Issuance of restricted stock units	39	–	–	–	–	–
Stock-based compensation expense	–	–	4,188	–	–	4,188
Tax benefit from stock option exercises	–	–	347	–	–	347
Net income	–	–	–	23,162	–	23,162
Balance, December 28, 2010	27,322	173,957	24,766	89,103	–	287,826
Exercise of stock options, net	371	5,097	–	–	–	5,097
Issuance of restricted stock units	56	–	(451)	–	–	(451)
Stock-based compensation expense	–	–	4,865	–	–	4,865
Tax benefit from stock option exercises	–	–	3,542	–	–	3,542
Net income	–	–	–	31,570	–	31,570
Balance, January 3, 2012	27,749	$179,054	$32,722	$120,673	$–	$332,449

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2011	2010	2009
Cash flows from operating activities:
Net income	$31,570	$23,162	$13,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,075	28,878	24,119
Deferred income taxes	6,069	4,133	5,036
Stock-based compensation expense	4,678	4,005	2,914
Loss on disposal of assets	1,039	1,164	312
(Gain)/loss on investment settlement	(614)	–	1,709
Changes in assets and liabilities:
Accounts and other receivables	(194)	186	(1,400)
Inventories	(1,640)	(329)	115
Prepaids and other current assets	(4,421)	(1,058)	1,574
Other assets, net	(1,731)	(1,519)	(955)
Accounts payable	4,539	810	3,121
Accrued expenses	5,544	7,618	5,922
Deferred rent	2,246	1,889	2,362
Deferred landlord obligations	6,872	1,473	11,716
Other liabilities	586	1,291	452

Net cash provided by operating activities	88,618	71,703	70,035
Cash flows from investing activities:
Purchases of property and equipment	(94,608)	(68,031)	(60,015)
Proceeds from marketable securities sold	41,474	7,858	31,960
Purchases of marketable securities	(48,599)	(30,481)	–
Collection of notes receivable	104	100	95

Net cash used in investing activities	(101,629)	(90,554)	(27,960)
Cash flows from financing activities:
Payments on line of credit	–	(5,000)	(4,500)
Excess tax benefit from stock-based compensation	3,542	347	30
Taxes paid on vested stock units under employee plans	(451)	–	–
Proceeds from exercise of stock options	5,097	7,150	158
Landlord contribution for tenant improvements, net	(4,304)	2,966	(1,709)

Net cash provided by (used in) financing activities	3,884	5,463	(6,021)

Net (decrease) increase in cash and cash equivalents	(9,127)	(13,388)	36,054

Cash and cash equivalents, beginning of year	31,518	44,906	8,852

Cash and cash equivalents, end of year	$22,391	$31,518	$44,906

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$–	$–	$–

Cash paid for income taxes	$2,623	$2,259	$1,412

Supplemental disclosure of non-cash financing activity:

For the 53 weeks ended January 3, 2012 and the 52 weeks ended December 28, 2010 and December 29, 2009, $0.2 million, $0.2 million and $0.2 million of non-cash stock-based compensation, respectively, was capitalized related to the development and construction of our new restaurants.

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company” or “BJ’s” or in the first person notations “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants then in existence and to develop additional BJ’s restaurants. As of January 3, 2012, we owned and operated 115 restaurants located in 13 states (California, Texas, Arizona, Colorado, Oregon, Nevada, Florida, Ohio, Oklahoma, Kentucky, Indiana, Louisiana and Washington). Each of our restaurants is currently operated as a BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill® or BJ’s Grill™. During fiscal 2011, we opened 13 new restaurants. Three of our BJ’s Restaurant & Brewery® locations brew our signature, proprietary handcrafted BJ’s beer on the restaurant premises. All of our other restaurants receive their BJ’s beer either from one of these three “brewery” locations and/or third-party contract brewers.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BJ’s Restaurants, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2011 ended on January 3, 2012 and consisted of 53 weeks of operations. Fiscal years 2010 and 2009 ended on December 28, 2010 and December 29, 2009, respectively, and each consisted of 52 weeks of operations. We have included in this discussion certain financial information for fiscal 2011 on a 52-week basis to assist investors in making comparisons to our prior fiscal years. Results presented on a 52-week basis exclude the last week of fiscal 2011.

Segment Disclosure

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“Codification”) Topic No. 280, Segment Reporting, which established standards for disclosures about products and services, geographic areas and major customers. We currently operate in one operating segment: casual dining restaurants, three of which have on-premise brewing operations that produce BJ’s signature, proprietary handcrafted beers. Additionally, we operate in one geographic area: the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments, money market funds and certificates of deposit with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair market value.

Investments in Marketable Securities

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

As of January 3, 2012 and December 28, 2010, all of our investments in marketable securities were classified in the held-to-maturity category. We had no investments in marketable securities as of December 29, 2009.

Concentration of Credit Risk

Financial instruments which potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents, investments and marketable securities. We currently maintain our day-to-day operating cash balances with a major financial institution. At times, our operating cash balances may be in excess of the FDIC insurance limit. At January 3, 2012, we had approximately $39.4 million of investments in marketable securities, of which $8.6 million were considered cash and cash equivalents, held by institutional brokers. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invests in instruments with expected minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We did not experience any losses in these accounts during fiscal 2011 and 2010, and believe we are not exposed to significant risk on cash and cash equivalents.

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

Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives:

Furniture and fixtures	10 years
Equipment	5-10 years
Brewery equipment	10-20 years
Building improvements	the shorter of 20 years or the remaining lease term
Leasehold improvements	the shorter of the useful life or the lease term

Goodwill and Intangible Assets

We perform impairment testing annually and more frequently if factors and circumstances indicate an impairment may have occurred. Intangible assets with finite lives are amortized over their estimated useful lives. We have performed our impairment testing and believe that no impairments existed at January 3, 2012.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, and earlier adoption is permitted. We have early adopted ASU 2011-08 for the year ended January 3, 2012 and there was no material impact on our consolidated financial statements.

Included in other assets are trademarks, which are amortized over 10 years.

Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment in total as well as on a restaurant by restaurant basis. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. We believe that no impairment of the carrying value of our long-lived assets existed at January 3, 2012.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point-of-sale. Revenues from the sale of gift cards are deferred and recognized upon redemption. Deferred gift card revenue included in accrued expenses on the accompanying balance sheets was $6.1 million and $5.4 million as of January 3, 2012 and December 28, 2010, respectively. We recognize gift card breakage income when the likelihood of the redemption of the cards becomes remote, which is typically 24 months after original issuance. Gift card breakage income is recorded in “Other income, net” on the Consolidated Statements of Income.

Sales Taxes

Revenues are presented net of sales taxes. The obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2011, 2010, and 2009 was approximately $7.2 million, $4.2 million and $5.2 million, respectively.

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

Restaurant Opening Expense

Restaurant payroll, supplies, training, other start-up costs and rental expense incurred prior to the opening of a new restaurant are expensed as incurred.

Legal Settlements

Legal settlements primarily relate to the proposed settlements of certain California employment practices lawsuits. We agreed to these settlements, which are subject to court approval, in order to avoid the costs, risks and uncertainties inherent in litigation and to eliminate the further diversion of our management’s time and attention, and without admitting any liability on our part.

Gain/Loss on Investment Settlement

In December 2009, we agreed to a settlement with our former broker-dealer for the full liquidation of our auction rate securities (“ARS”) investment portfolio. Under the terms of the settlement agreement, we received $27.4 million in cash (including accrued interest) plus additional recoveries based on the performance of those ARS investments through December 2012. In connection with this settlement, we recorded a loss of approximately $1.7 million for fiscal 2009. During fiscal 2011, certain of these aforementioned securities were redeemed at par, resulting in additional cash recoveries of approximately $0.6 million for fiscal 2011. The related guaranteed future payment is recorded as a long term receivable in non-current assets.

Leases

We lease the majority of our restaurant locations. We account for our leases in accordance with U.S. GAAP, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease. The related cash received from the landlord is reflected as “Landlord contribution for tenant improvements, net” within financing activities of our Consolidated Statements of Cash Flows.

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

In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, all of our restaurant leases and our home office lease are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The FASB has reopened the Exposure Draft for comments and has therefore not identified a proposed effective date for the issuance of the final standard. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

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

Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. At January 3, 2012, approximately 0.5 million shares of restricted stock units issued to team members were unvested, and were therefore excluded from the calculation of basic earnings per share for the 53 weeks ended January 3, 2012. Diluted net income per share reflects the potential dilution that could occur if stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units issued by us were to lapse. The consolidated financial statements present basic and diluted net income per share. Common share equivalents included in the diluted computation represent shares to be issued upon assumed exercises of outstanding stock options and the assumed lapsing of the restrictions on restricted stock units using the treasury stock method.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands).

	Fiscal Year
	2011	2010	2009
Numerator:
Net income for basic and diluted net income per share	$31,570	$23,162	$13,038

Denominator:
Weighted-average shares outstanding-basic	27,631	27,073	26,750
Effect of dilutive common stock equivalents	1,512	1,094	397

Weighted-average shares outstanding-diluted	29,143	28,167	27,147

At January 3, 2012, December 28, 2010 and December 29, 2009, there were approximately 0.2 million, 0.2 million, and 1.5 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

We account for equity grants these plans in accordance with the fair value recognition provisions required by U.S. GAAP using the modified-prospective-transition method. Compensation expense recognized includes (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions; and, (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value-estimates in accordance with the revised provisions under U.S. GAAP.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, and earlier adoption is permitted. We have early adopted ASU 2011-08 for the year ended January 3, 2012 and there was no material impact on our consolidated financial statements.

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

Investments in marketable securities consist of the following (in thousands):

	January 3, 2012		December 28, 2010
	Amortized Cost	Average Maturity (1)	Amortized Cost	Average Maturity (1)
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$22,005	8 months	$6,711	2 months
Domestic corporate obligations	1,000	2 months	14,963	10 months

	$23,005		$21,674

Long-term marketable securities:
Municipal securities and direct agency obligations	$5,643	17 months	$–
Domestic corporate obligations	2,096	16 months	1,005	15 months

	$7,739		$1,005

(1)	Average maturity is determined from the respective balance sheet dates as reported in the table to the lessor of the original maturity date or the expected put date for each investment type.

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

For assets that are measured using quoted market prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs or, as described above, effectively Level 1. At January 3, 2012, we had approximately $53.1 million of cash and cash equivalents and marketable securities. Our marketable securities are held by institutional brokers, classified as held-to-maturity securities and reported at amortized cost, which approximates fair value. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invest in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses on these marketable securities to date, and we believe that we are not exposed to significant risk of loss on these marketable securities.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 3, 2012	December 28, 2010
Land	$9,081	$6,531
Building improvements	172,905	146,423
Leasehold improvements	145,828	124,958
Furniture and fixtures	69,530	55,041
Equipment	125,853	102,282

	523,197	435,235
Less accumulated depreciation and amortization	(149,524)	(116,448)

	373,673	318,787
Construction in progress	16,918	11,321

	$390,591	$330,108

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	January 3, 2012	December 28, 2010
Payroll related	$14,494	$15,854
Workers compensation	7,536	6,347
Deferred revenue from gift cards	6,082	5,428
Sales taxes	5,179	3,827
Landlord contribution for tenant improvements—current	3,078	2,642
Other taxes	3,262	2,147
Other current rent related	2,194	2,104
Legal settlements and terminations	1,817	820
Other	6,769	5,698

	$50,411	$44,867

6. Commitments and Contingencies

Leases

We lease our restaurant and office facilities under noncancelable operating leases with remaining terms ranging from approximately 1 to 20 years with renewal options ranging from 5 to 20 years. Rent expense for fiscal 2011, 2010, and 2009 was $26.1 million, $23.3 million, and $20.6 million, respectively.

We have certain operating leases that contain fixed rent escalation clauses. Rent expense for these leases has been calculated on the straight-line basis over the term of the leases, resulting in deferred rent of approximately $15.2 million and $13.0 million at January 3, 2012 and December 28, 2010, respectively. The deferred rent is included in other liabilities on the accompanying balance sheet and will be amortized to rent expense over the life of the leases.

A number of the leases also provide for contingent rentals based on a percentage of sales above a specified minimum. Total contingent rentals, included in rent expense, above the minimum, for fiscal 2011, 2010, and 2009 were approximately $4.0 million, $3.5 million and $3.1 million, respectively.

Future minimum annual rental payments under noncancelable operating leases are as follows (in thousands):

2012	$25,151
2013	25,020
2014	24,890
2015	23,953
2016	23,092
Thereafter	226,312

$348,418

Additionally, we have entered into lease agreements related to the construction of future restaurants and our home office lease extension with commencement dates subsequent to January 3, 2012. Our aggregate future commitment relating to these leases is $16.4 million.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 4, 2009, a former team member filed a putative class action complaint in the Superior Court for the County of Fresno, California on behalf of himself and other current and former servers working in the Company’s California restaurants. The complaint alleged causes of action for failure to pay wages for on-call time in violation of the California Labor Code, unfair competition in violation of the California Business and

Professional Code, and associated penalties for failure to pay wages in a timely manner. The complaint sought unspecified damages, a constructive trust, restitution, injunctive relief, interest, attorneys’ fees and costs. On August 14, 2009, a first amended complaint was filed, in which two other former team members joined the action as plaintiffs. The Company answered the operative complaint denying the allegations. The parties reached a settlement in principle of this action in September 2011 for which court approval will be sought during 2012. The terms of this settlement are not considered by the Company to be material to its consolidated financial position.

On August 25, 2009, a former team member filed a putative class action in the Superior Court for the County of Los Angeles, California on behalf of himself and other current and former restaurant managers in California. The complaint, as amended, alleged that the Company’s California kitchen managers were misclassified as exempt from overtime and other California law requirements and alleged causes of action for failure to pay overtime wages, failure to provide meal and rest periods, failure to pay wages in a timely manner, failure to provide accurate wage statements, failure to keep accurate payroll records, penalties associated with these claims, and failure to reimburse class members for business expenses in violation of the California Labor Code and unfair competition in violation of the California Business and Professions Code. The complaint sought unspecified damages, restitution, injunctive relief, interest, attorneys’ fees and costs. In January 2010, on the Company’s motion, the Court ordered the venue of the case transferred to Orange County. The Company responded to the third amended complaint, the operative complaint, denying the allegations. The parties reached a settlement in principle of this action in July 2011, for which court approval will be sought in 2012. The terms of this settlement are not considered by the Company to be material to its consolidated financial position.

Letters of Credit

We have irrevocable standby letters of credit outstanding as required under our workers’ compensation insurance arrangements that total $8.9 million as of January 3, 2012, which automatically renew each October 31 for one year unless 30 day’s notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit have been issued under our credit facility and therefore reduce the amount available for borrowing under that facility.

Other Commitments

We have severance and employment agreements with certain of our executive officers that provide for payments to those officers in the event of a termination of their employment as a result of a change in control of the Company, or without cause, as defined in those agreements. Aggregate payments totaling approximately $1.9 million would have been required by those agreements had all such officers terminated their employment for those reasons as of January 3, 2012.

7. Long-Term Debt

Line of Credit

In October 2007, we established a $25 million unsecured revolving line of credit with a major financial institution (the “Line of Credit”). The Line of Credit expires on September 30, 2012 and may be used for working capital and other general corporate purposes. The Line of Credit was increased to $45 million during the first quarter of 2008. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self-insurance programs and for working capital and construction requirements as needed. As of January 3, 2012, there were no borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $8.9 million. Any borrowings under the Line of Credit bore interest at the financial institution’s prime rate or at LIBOR plus a percentage not to exceed 1.375% based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also required compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At January 3, 2012, we were in compliance with these covenants. Any interest on the Line of Credit was payable quarterly and all related borrowings were required to be repaid on or before September 30, 2012.

On February 17, 2012, we entered into a new $75 million unsecured revolving line of credit (“New Line of Credit”) with that same financial institution, which replaces our existing Line of Credit. The New Line of Credit expires on January 31, 2017, and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self-insurance programs and for working capital and construction requirements as needed. The terms of the New Line of Credit are substantially similar to the prior Line of Credit. However, any borrowings under the New Line of Credit will bear interest at either LIBOR plus a percentage not to exceed 1.50%, or at a rate ranging from the financial institution’s prime rate to 0.75% below the financial institution’s prime rate based on a Lease Adjusted Leverage Ratio as defined in the New Line of Credit agreement. The New Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants.

8. Shareholders’ Equity

Preferred Stock

We are authorized to issue five million shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at January 3, 2012 or December 28, 2010. We currently have no plans to issue shares of preferred stock.

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

On June 8, 2010, at our annual shareholder meeting, our shareholders approved an amendment to our Articles of Incorporation to increase the total number of authorized shares of our common stock from 60 million to 125 million. The additional common stock authorized by the adoption of this amendment has rights identical to our previously outstanding common stock, as described above.

9. Income Taxes

The income tax expense (benefit) consists of the following for the last three fiscal years (in thousands):

	Fiscal Year
	2011	2010	2009
Current:
Federal	$3,241	$1,779	$(722)
State	2,772	1,726	1,234

	6,013	3,505	512
Deferred:
Federal	6,533	4,759	4,921
State	(464)	(626)	115

	6,069	4,133	5,036

Provision for income taxes	$12,082	$7,638	$5,548

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the last three fiscal years:

	Fiscal Year
	2011	2010	2009
Income tax at statutory rates	35.0%	35.0%	35.0%
Permanent differences	(0.2)	(1.4)	0.2
State income taxes, net of federal benefit	3.4	2.3	4.7
Income tax credits	(8.3)	(9.9)	(11.3)
Other, net	(2.2)	(1.2)	1.3

	27.7%	24.8%	29.9%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	January 3, 2012	December 28, 2010
Current deferred income tax asset:
Deferred rent	$5,990	$5,254
State tax	917	151
Gift cards	617	2,198
Accrued expenses	4,980	4,081
Other	695	—

Total current deferred tax assets	13,199	11,684
Non-current deferred income tax asset (liability):
Property and equipment	(43,195)	(32,494)
Intangible assets	(1,714)	(2,075)
Smallwares	(3,302)	(3,014)
Investments	176	292
Accrued expenses	885	659
Stock based compensation	1,729	3,243
Income tax credits	13,775	9,160
Net operating losses	53	223
Other	32	29

Total non-current deferred tax liability	(31,561)	(23,977)

	$(18,362)	$(12,293)

At January 3, 2012, we had federal and California income tax credit carryforwards of approximately $12.5 million and $1.4 million, respectively, consisting primarily of the credit for FICA taxes paid on reported team member tip income and California enterprise zone credits. The FICA tax credits will begin to expire in 2029 and the California enterprise zone credits do not expire.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 3, 2012, the amount recorded for interest and penalties changed for tax positions taken in the current year. As of January 3, 2012, unrecognized tax benefits recorded was approximately $0.9 million, of which approximately $0.8 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $0.6 million to our liability for unrecognized tax benefits within the next twelve-month period due to the settlement of potential outstanding liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2008	$155
Reductions based on tax positions taken during the current period	(10)

Balance at December 29, 2009	145
Additions based on tax positions taken during the current period	803

Balance at December 28, 2010	948
Reductions based on tax positions taken during the current period	(78)

Balance at January 3, 2012	$870

Our uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of January 3, 2012, the earliest tax year still subject to examination by the Internal Revenue Service is 2008. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2007.

10. Stock-Based Compensation Plans

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan — under which we may issue shares of our common stock to team members, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan (the “Plan”), the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders. Under the Plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units. On June 8, 2010, at our annual shareholder meeting, our shareholders approved an amended Plan which, among other things, (i) increased the number of shares available for issuance by 1.2 million shares, (ii) changed the fungible ratio on restricted stock awards from 2:1 to 1.5:1, (iii) extended the termination date of the Plan to 10 years following the date of approval by the shareholders, and (iv) made certain other administrative changes.

As of January 3, 2012, approximately 1.5 million shares were available for future issuance under the Plan. Shares subject to stock options and stock appreciation rights are charged against the Plan share reserve on the basis of one share for each one share granted while shares subject to other types of awards, including restricted stock units, are currently charged against the Plan share reserve on the basis of 1.5 shares for each one share granted. The Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to a team member during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

Substantially all of our restaurant General Managers, Executive Kitchen Managers, Regional Kitchen Operations Managers, Directors of Operations and certain brewery operations positions are eligible to participate in our equity-based incentive program called the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”) under the Plan. The GSSOP is a longer-term equity incentive program that utilizes Company restricted stock units (“RSUs”) or stock options. The GSSOP is dependent on each participant’s extended service with us in their respective positions and their achievement of certain agreed-upon performance objectives during that service period (i.e., five years).

Since 2008, we have also issued RSUs as a component of the annual equity grant award to officers and other team members under the Plan. Under the Plan we have approximately 616,000 RSUs outstanding as of January 3, 2012, for both the GSSOP program and as part of the annual equity grant awards. The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire 10 years from date of grant. RSUs generally vest at 20% per year for non-GSSOP RSU grantees and generally cliff vest at 100% after five years for GSSOP participants.

We account for equity grants under these plans in accordance with the fair value recognition provisions required by U.S. GAAP using the modified-prospective-transition method. Compensation expense recognized in fiscal 2011 and 2010 includes (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions; and (b) compensation expense for all share-based payments granted subsequent to January 4, 2006, based on the grant date fair value-estimates in accordance with the revised provisions under U.S. GAAP.

The following table presents information related to stock-based compensation (in thousands):

	2011	Fiscal Year 2010	2009
Labor and benefits stock-based compensation	$1,641	$1,123	$602
General and administrative stock-based compensation	$3,037	$2,882	$2,312
Capitalized stock-based compensation (1)	$187	$183	$179

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2011	2010	2009
Expected volatility	39.16%	34.66%	80.20%
Risk free interest rate	1.80%	2.49%	1.64%
Expected option life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Fair value of options granted	$14.37	$6.93	$7.15

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

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at December 30, 2008	2,023	$15.82	1,321	$14.50
Granted	357	$11.16
Exercised	(41)	$3.92
Forfeited	(72)	$18.48

Outstanding options at December 29, 2009	2,267	$15.21	1,497	$15.32
Granted	546	$19.94
Exercised	(509)	$14.04
Forfeited	(260)	$18.37

Outstanding options at December 28, 2010	2,044	$16.37	1,087	$15.59
Granted	128	$40.22
Exercised	(371)	$13.74
Forfeited	(10)	$31.75

Outstanding options at January 3, 2012	1,791	$18.53	1,113	$16.85

Information relating to significant option groups outstanding at January 3, 2012, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 5.01 – $10.00	50	4.56	$9.55	39	3.88	$9.59
$10.01 – $15.00	638	4.38	$12.88	517	3.77	$13.41
$15.01 – $20.00	683	6.93	$18.46	300	5.78	$18.15
$20.01 – $25.00	281	4.85	$22.61	244	4.36	$22.60
$35.01 – $40.00	107	9.00	$36.42	13	8.98	$36.94
$45.01 – $50.00	7	9.57	$46.32	–	–	–
$50.01 – $55.00	25	9.81	$52.37	–	–	–

$ 0.00 – $55.00	1,791	5.80	$18.53	1,113	4.51	$16.85

As of January 3, 2012 total unrecognized stock-based compensation expense related to non-vested stock options was $3.7 million, which is expected to be recognized over the remaining five years.

Restricted Stock Units

Restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding RSUs at December 30, 2008	476	$16.27
Granted	275	$11.95
Vested or released	(16)	$14.85
Forfeited	(85)	$14.07

Outstanding RSUs at December 29, 2009	650	$14.77
Granted	113	$24.98
Vested or released	(39)	$12.74
Forfeited	(60)	$16.30

Outstanding RSUs at December 28, 2010	664	$16.48
Granted	83	$42.63
Vested or released	(98)	$12.58
Forfeited	(33)	$18.97

Outstanding RSUs at January 3, 2012	616	$20.48

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). As of January 3, 2012, total unrecognized stock-based compensation expense related to non-vested restricted shares was approximately $5.3 million, which is expected to be generally recognized over the remaining five years.

11. Team Member Benefit Plans

We maintain a voluntary, contributory 401(k) plan for all eligible team members. Team members may elect to contribute up to 100% of their earnings, up to the IRS maximum for the plan year of participation. Additionally, eligible participants may also elect allowable catch-up contributions as provided for by the IRS. Our executive officers and other highly compensated team members are not eligible to participate in the 401(k) plan. Team member contributions are matched by us at a rate of 33% for the first 6% of deferred earnings. We contributed approximately $0.2 million, $0.2 million and $0.2 million in fiscal 2011, 2010 and 2009, respectively.

In April 2009, we also established the BJ’s Restaurants, Inc. Deferred Compensation Plan (“DCP”). The DCP is a non-qualified deferred compensation plan for our executive officers and other highly compensated team members as defined in the DCP who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating team members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by the Company’s compensation committee. During fiscal 2011, there were no contributions made or accrued by us. We pay for related administrative costs, which were not significant during fiscal 2011. Team member deferrals are deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts is reflected in “Other assets, net” on our Consolidated Balance Sheets. Our obligation to participating team members is reflected in noncurrent “Other liabilities.” All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Income.

12. Related Party Transactions

As of January 3, 2012, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.5% of our outstanding common stock. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, is currently our largest supplier of food, beverage, paper products and supplies. Jacmar services our restaurants in California and Nevada, while other DMA system distributors service our restaurants in all other states. We also believe that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process that resulted in three-year agreements in July 2006 and again in July 2009. Jacmar supplied us with $68.0 million, $58.0 million and $51.0 million of food, beverage, paper products and supplies for fiscal 2011, 2010 and 2009, respectively, which represented 24.3%, 24.6% and 25.7% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $0.3 million and $3.7 million, at January 3, 2012 and December 28, 2010, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and included in total cost of sales.

13. Selected Consolidated Quarterly Financial Data (Unaudited)

Our summarized unaudited consolidated quarterly financial data is as follows (in thousands, except per share data):

	March 29, 2011	June 28, 2011	September 27, 2011	January 3, 2012
Total revenues	$144,862	$152,887	$151,425	$171,769
Income from operations	$10,110	$10,603	$8,582	$13,092
Net income	$7,195	$8,168	$6,336	$9,871
Diluted net income per share	$0.25	$0.28	$0.22	$0.34

	March 30, 2010	June 29, 2010	September 28, 2010	December 28, 2010
Total revenues	$121,686	$130,497	$128,781	$132,896
Income from operations	$5,716	$8,559	$7,432	$8,447
Net income	$4,350	$6,334	$5,541	$6,937
Diluted net income per share	$0.16	$0.23	$0.20	$0.24

Diluted net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.