Form 10-Q
period 2012-04-03
BJs RESTAURANTS INC
filed 2012-05-08
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2012

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

As of May 7, 2012, there were 27,971,198 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended April 3, 2012

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 3, 2012 (Unaudited)	January 3, 2012 (Audited)
Assets
Current assets:
Cash and cash equivalents	$22,889	$22,391
Marketable securities	20,099	23,005
Accounts and other receivables	16,063	14,539
Inventories	5,448	5,963
Prepaids and other current assets	6,447	7,902
Deferred income taxes	13,044	13,199

Total current assets	83,990	86,999

Property and equipment, net	399,802	390,591
Long-term marketable securities	11,892	7,739
Goodwill	4,673	4,673
Notes receivable	307	334
Other assets, net	12,629	11,743

Total assets	$513,293	$502,079

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,034	$23,757
Accrued expenses	47,946	50,411

Total current liabilities	68,980	74,168

Deferred income taxes	33,234	31,561
Deferred rent	15,809	15,219
Deferred landlord obligations	48,811	45,928
Other liabilities	3,206	2,754

Total liabilities	170,040	169,630

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 27,949 and 27,749 shares issued and outstanding as of April 3, 2012 and January 3, 2012, respectively	179,717	179,054
Capital surplus	34,248	32,722
Retained earnings	129,288	120,673

Total shareholders’ equity	343,253	332,449

Total liabilities and shareholders’ equity	$513,293	$502,079

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended
	April 3, 2012	March 29, 2011
Revenues	$167,604	$144,862
Costs and expenses:
Cost of sales	41,191	35,720
Labor and benefits	58,516	50,465
Occupancy and operating	34,762	29,316
General and administrative	10,713	9,918
Depreciation and amortization	9,526	7,947
Restaurant opening	1,079	1,001
Loss on disposal of assets	54	385

Total costs and expenses	155,841	134,752

Income from operations	11,763	10,110

Other income (expense):
Interest income	69	32
Interest expense	(24)	(28)
Other income, net	333	238

Total other income	378	242

Income before income taxes	12,141	10,352

Income tax expense	3,526	3,157

Net income	$8,615	$7,195

Net income per share:
Basic	$0.31	$0.26

Diluted	$0.30	$0.25

Weighted average number of shares outstanding:
Basic	27,908	27,426

Diluted	29,010	28,837

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirteen Weeks Ended
	April 3, 2012	March 29, 2011
Cash flows from operating activities:
Net income	$8,615	$7,195
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,526	7,947
Deferred income taxes	1,828	1,473
Stock-based compensation expense	1,075	1,044
Loss on disposal of assets	54	385
Changes in assets and liabilities:
Accounts and other receivables	1,320	1,409
Inventories	515	(347)
Prepaids and other current assets	1,455	685
Other assets, net	(893)	(486)
Accounts payable	(2,723)	(5,361)
Accrued expenses	(2,465)	(7,812)
Deferred rent	590	544
Deferred landlord obligations	2,883	884
Other liabilities	452	190

Net cash provided by operating activities	22,232	7,750

Cash flows from investing activities:
Purchases of property and equipment	(18,732)	(15,237)
Proceeds from marketable securities sold	9,730	6,540
Purchases of marketable securities	(10,977)	(3,990)
Collection of notes receivable	27	25

Net cash used in investing activities	(19,952)	(12,662)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	414	1,529
Taxes paid on vested stock units under employee plans	(15)	—
Proceeds from exercise of stock options	663	2,126
Landlord contribution for tenant improvements, net	(2,844)	(355)

Net cash (used in) provided by financing activities	(1,782)	3,300

Net increase (decrease) in cash and cash equivalents	498	(1,612)

Cash and cash equivalents, beginning of period	22,391	31,518

Cash and cash equivalents, end of period	$22,889	$29,906

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—

Cash paid for income taxes	$383	$25

Supplemental disclosure of non-cash financing activity:
Stock-based compensation capitalized	$52	$45

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) and our wholly owned subsidiaries. The financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the U.S. Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended January 3, 2012. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of January 3, 2012, has been derived from our audited consolidated financial statements.

Reclassifications

Certain reclassifications of prior period’s financial statement amounts have been made to conform to the current period’s format.

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

Investments in marketable securities consist of the following (in thousands):

	April 3, 2012		January 3, 2012
	Amortized Cost	Average Maturity (1)	Amortized Cost	Average Maturity (1)
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$20,099	6 months	$22,005	8 months
Domestic corporate obligations	—		1,000	2 months

	$20,099		$23,005

Long-term marketable securities:
Municipal securities and direct agency obligations	$6,458	17 months	$5,643	17 months
Domestic corporate obligations	5,434	17 months	2,096	16 months

	$11,892		$7,739

(1)	Average maturity is determined from the respective balance sheet dates as reported in the table to the lessor of the original maturity date or the expected put date for each investment type.

The domestic corporate obligations included as long-term marketable securities are issued under the Temporary Loan Guaranty Program of the U.S. Government and are fully insured by the Federal Deposit Insurance Corporation.

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

For assets that are measured using quoted market prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs or, as described above, effectively Level 1. At April 3, 2012, we had approximately $54.9 million of cash and cash equivalents and marketable securities. Our marketable securities are held by institutional brokers, classified as held-to-maturity securities and reported at amortized cost, which approximates fair value. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invest in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses on these marketable securities to date, and we believe that we are not exposed to significant risk of loss on these marketable securities.

4. LONG-TERM DEBT

Line of Credit

On February 17, 2012, we entered into a $75 million unsecured revolving line of credit (“Line of Credit”) with a major financial institution. The Line of Credit expires on January 31, 2017, and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self-insurance programs and for working capital and construction requirements as needed. As of April 3, 2012, there were no borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $8.9 million. The Line of Credit bears interest at either LIBOR plus a percentage not to exceed 1.50%, or at a rate ranging from the financial institution’s prime rate to 0.75% below the financial institution’s prime rate based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. As of April 3, 2012, we were in compliance with these covenants.

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

	March 29,	March 29,
	For The Thirteen Weeks Ended
	April 3, 2012	March 29, 2011
Numerator:
Net income for basic and diluted net income per share	$8,615	$7,195

Denominator:
Weighted-average shares outstanding - basic	27,908	27,426
Effect of dilutive common stock equivalents	1,102	1,411

Weighted-average shares outstanding - diluted	29,010	28,837

For the thirteen weeks ended April 3, 2012 and March 29, 2011, there were approximately 0.1 million and 0.1 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. RELATED PARTY

As of April 3, 2012, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.4% of our outstanding common stock. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution system whose shareholders are prominent regional foodservice distributors, is currently our largest supplier of food, beverage, paper products and supplies. Jacmar services our restaurants in California and Nevada, while other DMA system distributors service our restaurants in all other states. We also believe that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process that resulted in three-year agreements in July 2006 and again in July 2009. Jacmar supplied us with $18.4 million and $15.8 million of food, beverage, paper products and supplies for the thirteen weeks ended April 3, 2012 and March 29, 2011, respectively, which represents 24.2% and 24.3% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $4.8 million and $3.1 million, at April 3, 2012 and March 29, 2011, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and included in total cost of sales.

7. STOCK-BASED COMPENSATION

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan – under which we may issue shares of our common stock to team members, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan (the “Plan”), the 1996 Stock Option Plan was closed for purposes of new grants. Both of these plans have been approved by our shareholders. Under the Plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units (“RSUs”). On June 8, 2010, at our annual shareholder meeting, our shareholders approved an amended Plan which, among other things, (i) increased the number of shares available for issuance by 1.2 million shares, (ii) changed the fungible ratio on restricted stock awards from 2:1 to 1.5:1, (iii) extended the termination date of the Plan to 10 years following the date of approval by the shareholders, and (iv) made certain other administrative changes.

Under the Plan, we issue RSUs as a component of the annual equity grant award to officers and other team members and in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a longer-term equity incentive program that utilizes Company RSUs or stock options and is dependent on each participant’s extended service with us in their respective positions and their achievement of certain agreed-upon performance objectives during that service period (i.e., five years). Under the Plan we have approximately 475,000 RSUs outstanding as of April 3, 2012.

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire 10 years from date of grant. RSUs generally vest at 20% per year for non-GSSOP RSU grantees and generally cliff vest either at 33% on the third anniversary and 67% on the fifth anniversary or at 100% after five years for GSSOP participants.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended
	April 3,	March 29,
	2012	2011
Labor and benefits stock-based compensation	$303	$364
General and administrative stock-based compensation	$772	$680
Capitalized stock-based compensation (1)	$52	$45

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The exercise price of the stock options under the Company’s stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire ten years from date of grant. Stock option activity during the thirteen weeks ended April 3, 2012, was as follows:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at January 3, 2012	1,791	$18.53	1,113	$16.85
Granted	79	$45.33
Exercised	(38)	$17.64
Forfeited	(2)	$18.53

Outstanding options at April 3, 2012	1,830	$19.71	1,116	$16.91

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	April 3, 2012	March 29, 2011
Expected volatility	39.5%	39.8%
Risk free interest rate	0.9%	2.0%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$15.71	$13.29

U.S. GAAP requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of April 3, 2012, total unrecognized stock based compensation expense related to non-vested stock options was $4.7 million, which is expected to be generally recognized over the next five years.

Restricted Stock Units

Restricted stock unit activity during the thirteen weeks ended April 3, 2012, was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding RSUs at January 3, 2012	616	$20.48
Granted	23	$45.64
Vested or released	(135)	$19.25
Forfeited	(29)	$20.75

Outstanding RSUs at April 3, 2012	475	$22.25

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). We recorded stock-based compensation expense related to RSUs of approximately $0.5 million during the thirteen weeks ended April 3, 2012. In addition, total unrecognized stock-based compensation expense related to non-vested RSUs was $6.9 million, which is expected to be generally recognized over the next five years.

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

As of April 3, 2012, unrecognized tax benefits recorded was approximately $0.9 million, of which approximately $0.8 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $0.6 million to our liability for unrecognized tax benefits within the next twelve-month period due to the settlement of potential outstanding liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2012	$870
Increase based on tax positions taken during the current period	10

Balance at April 3, 2012	$880

Our uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of April 3, 2012, the earliest tax year still subject to examination by the Internal Revenue Service is 2008. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2007.

9. DIVIDEND POLICY AND STOCK REPURCHASES

We have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling and investing in our existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results and other factors our Board of Directors deem relevant. Our credit facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. We did not have any stock repurchases during the thirteen weeks ended April 3, 2012 and we currently do not have any plan to repurchase our common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made by us or on our behalf) may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”). The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q, as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2012, are not the only risks we face. These statements reflect our current perspectives and outlook with respect to BJ’s future expansion plans, key business initiatives, expected operating conditions and other factors. Moreover, we operate in a very competitive and rapidly changing environment, and new risk factors emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, also may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operation or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

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

•

Our operations are susceptible to changes in our food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our team members), energy and supply costs which could adversely affect our profitability.

•	Our costs to construct new restaurants are susceptible to both material and labor cost fluctuations which could adversely affect our return on investment results for new restaurants.

•	Our increasing dependence on contract brewers could have an adverse effect on our operations if they cease to supply us with our proprietary handcrafted beer and sodas.

•

Government laws and regulations affecting the operation of our restaurants, including (but not limited to) those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, consumer health and safety, group health insurance coverage, nutritional disclosures, and employment-related documentation requirements could increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.

•

Our internal brewing, contract brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected either as a result of different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations enacted or promulgated by such governments or agencies.

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2012.

GENERAL

As of May 7, 2012, we owned and operated 119 restaurants located in the states of California, Texas, Florida, Arizona, Nevada, Colorado, Ohio, Oregon, Oklahoma, Washington, Kentucky, Indiana and Louisiana. Our restaurants operate under the BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill®, or BJ’s Grill™ names. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our proprietary handcrafted beers and other beers, as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our BJ’s Restaurant & Brewery® restaurants feature on-premise brewing facilities where BJ’s proprietary handcrafted beers are produced for some of our restaurants. Currently, only three of our restaurants have active brewing operations on-premise. The remainder of our proprietary beer requirements is provided by third-party craft brewers (“contract brewers”) using our proprietary recipes. Our seven BJ’s Pizza & Grill® restaurants reflect the original format of the BJ’s restaurant concept that was first introduced in 1978, one of which has an operating brewery. BJ’s Pizza & Grill® restaurants are a smaller format, full-service restaurant when compared to our larger-format BJ’s Restaurant and Brewhouse® locations, which currently represent our primary expansion vehicle. In October 2011, we opened our first BJ’s Grill™ location in Anaheim Hills, California. BJ’s Grill™ is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements will be tested for potential application to our larger restaurants. We have no current intention to open additional BJ’s Grill™ locations during fiscal 2012; however, we may consider opening such locations in the future.

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

Cost of sales is comprised of food and beverage costs. The components of cost of sales are variable and typically fluctuate directly with sales volumes. Labor and benefit costs include direct hourly and management wages, bonuses and payroll taxes and fringe benefits for restaurant employees, including stock-based compensation that is directly related to restaurant level team members.

Occupancy and operating expenses include restaurant supplies, credit card fees, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs.

General and administrative costs include all corporate, field supervision and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include corporate management, field supervision and corporate hourly staff salaries and related employee benefits (including stock-based compensation expense), travel and relocation costs, information systems, the cost to recruit and train new restaurant management employees, corporate rent, and legal, professional and consulting fees.

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

While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially. We currently have a lease for one of our smaller format BJ’s Pizza & Grill® restaurants scheduled to expire during the next nine months. Our plan is to close and relocate this smaller format restaurant to another location in the same general trade area that can accommodate a large format BJ’s Restaurant & Brewhouse® restaurant during fiscal year 2012.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Guest traffic for our restaurants is estimated based on values assigned to certain menu items or individual guest tickets.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 3, 2012 and March 29, 2011, are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended
	April 3,	March 29,
	2012	2011
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	24.6	24.7
Labor and benefits	34.9	34.8
Occupancy and operating	20.7	20.2
General and administrative	6.4	6.8
Depreciation and amortization	5.7	5.5
Restaurant opening	0.6	0.7
Loss on disposal of fixed assets	—	0.3
Legal settlements	—	—

Total costs and expenses	92.9	93.0

Income from operations	7.1	7.0
Other income (expense):
Interest income	—	—
Interest expense	—	—
Gain on investment settlement	—	—
Other income, net	0.2	0.2

Total other income	0.2	0.2

Income before income taxes	7.3	7.2
Income tax expense	2.1	2.2

Net income	5.2%	5.0%

Thirteen Weeks Ended April 3, 2012 (first quarter of 2012) Compared to Thirteen Weeks Ended March 29, 2011 (first quarter of 2011).

Revenues. Total revenues increased by $22.7 million, or 15.7%, to $167.6 million during the thirteen weeks ended April 3, 2012 from $144.9 million during the comparable thirteen week period of 2011. The increase in revenues consisted of an increase of approximately $18.1 million in sales from new restaurants not yet in our comparable sales base and an approximate $4.6 million, or 3.3%, increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an estimated effective menu price increase factor of approximately 3.0%, coupled with an estimated 0.2% benefit from increased guest traffic and an estimated net benefit of approximately 0.1% from guest purchase incidence rates and menu mix shifts.

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

Additionally, to help protect guest traffic and to respond to the actions of our competitors, we may consider the promotion of selective menu offerings or introduce new menu offerings at reduced or lower price points which could have the effect of further reducing any benefit from menu price increases. As a relatively small casual dining restaurant chain, we do not have the financial resources to match the marketing and advertising spending levels of our larger casual dining competitors. Accordingly, increased marketing and advertising spending by our larger competitors may also adversely impact general levels of guest traffic in our restaurants. Furthermore, we believe that our guest traffic levels will also be dependent upon consumer confidence, discretionary consumer spending and other economic conditions including energy prices, commodity inflation and overall employment.

All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, heavy promotional and discounting activities by our competitors, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 3, 2012, can impact comparable sales. As of May 7, 2012, the cost of many food commodities and gasoline remained higher than they were during the same time last year. We believe this could result in further sustained pressure on consumer discretionary income and fewer restaurant visits in general, as well as increased resistance to menu price increases. Accordingly, there can be no assurance that increases in comparable sales will be achieved as a result of increased menu prices or other factors.

Cost of Sales. Cost of sales increased by $5.5 million, or 15.3%, to $41.2 million during the thirteen weeks ended April 3, 2012, from $35.7 million during the comparable thirteen week period of 2011. This increase was primarily due to the opening of 13 new restaurants since the thirteen weeks ended March 29, 2011. As a percentage of revenues, cost of sales decreased slightly to 24.6% for the current thirteen week period from 24.7% for the prior year comparable thirteen week period. This slight percentage decrease was primarily due to increased revenues from our estimated effective menu price increases, offset by increased commodity costs.

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

We provide our customers a large variety of menu items and, as a result, we are not overly dependent on a single group of commodities. However, based on current trends and expectations, we believe the overall cost environment for food commodities will likely remain under upward pressure during 2012, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. While we continue to work with our suppliers to control food costs, and while we have taken steps to enter into longer-term agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not significantly increase due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items, fresh seafood and many produce items, or where we have currently chosen not to contract for long periods of time. There are also certain commodity items, such as certain produce items and certain seafood items, in which the contracts principally consist of “collar” agreements whereby the costs are subject to floors and ceilings. It is our current intention to attempt to offset our expected commodity cost increases through certain cost savings and productivity/efficiency initiatives and menu mix shifts, coupled with selective menu price increases. However, there can be no assurance that we will be entirely successful in this respect.

The cost to produce and distribute our proprietary handcrafted beer is included in our cost of sales. We currently have qualified three contract brewers to produce our high-quality handcrafted beer. During fiscal 2012, we currently anticipate that our qualified contract brewers will produce approximately 70 to 75% of our estimated requirement of approximately 70,000 barrels of our proprietary handcrafted beer. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers; however, we may eventually decide to also move the majority of this production to contract brewers as we continue to grow our restaurant base and therefore increase our demand for our proprietary handcrafted beer. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. Additionally, this allows our brewery department to focus on creating and developing distinctive and unique beer flavors for us as opposed to focusing on the production and logistics of large scale brewing. As a result, over the next several years, we expect that the production cost of our larger-volume proprietary handcrafted beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer. However, freight costs from our contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and negotiate more favorable terms with our transportation vendors. Contract brewers also produce substantially all of our handcrafted soda and cider products, the costs of which are also included in our cost of sales.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $8.1 million, or 16.0%, to $58.5 million during the thirteen weeks ended April 3, 2012, from $50.5 million during the comparable thirteen week period of 2011. This increase was primarily due to the opening of 13 new restaurants since the thirteen weeks ended March 29, 2011. As a percentage of revenues, labor and benefit costs slightly increased to 34.9% for the current thirteen week period from 34.8% for the prior year comparable thirteen week period. This slight percentage increase was primarily related to higher hourly kitchen and training labor due to a planned increase in the variety of our menu offerings, offset by our ability to leverage our fixed and semi-fixed labor costs over a higher revenue base as a result of comparable sales increases. Included in labor and benefits for the thirteen weeks ended April 3, 2012 and March 29, 2011 was approximately $0.3 million and $0.4 million or 0.2% and 0.3% of revenues, respectively, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Our restaurants can be affected by increases in federal and state minimum wages and unemployment insurance taxes. Additionally, some states have annual minimum wage increases correlated with either state or federal increases in the consumer price index. In the past, we have been able to react to changes in our key operating costs, including minimum wage increases, by gradually increasing our menu prices and improving our productivity in our restaurants. However, we cannot guarantee that all or any future cost increases can be offset by increased menu prices or that increased menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.

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

Occupancy and Operating. Occupancy and operating expenses increased by $5.5 million, or 18.6%, to $34.8 million during the thirteen weeks ended April 3, 2012, from $29.3 million during the comparable thirteen week period of 2011. This increase was primarily due to the opening of 13 new restaurants since the thirteen weeks ended March 29, 2011. As a percentage of revenues, occupancy and operating expenses increased to 20.7% for the current thirteen week period from 20.2% for the prior year comparable thirteen week period. This percentage increase was principally due to higher marketing, property and general liability insurance costs offset by our ability to leverage the fixed component of these expenses over a higher revenue base as a result of comparable sales increases.

General and Administrative. General and administrative expenses increased by $0.8 million, or 8.0%, to $10.7 million during the thirteen weeks ended April 3, 2012, from $9.9 million during the comparable thirteen week period of 2011. Also included in general and administrative costs for the thirteen weeks ended April 3, 2012 and March 29, 2011, was $0.8 million and $0.7 million, respectively, of stock-based compensation expense. The increase in general and administrative costs was primarily due to higher field supervision and support costs. As a percentage of revenues, general and administrative expenses decreased to 6.4% for the current thirteen week period from 6.8% for the prior year comparable thirteen week period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $1.6 million, or 19.9%, to $9.5 million during the thirteen weeks ended April 3, 2012, from $7.9 million during the comparable thirteen week period of 2011. Depreciation and amortization increased as a result of new restaurant construction costs and depreciation on our new operating toolsets, restaurant remodels and initiatives. As a percentage of revenues, depreciation and amortization increased to 5.7% for the current thirteen week period from 5.5% for the prior year period. This percentage increase was principally a result of increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives, offset by our ability to leverage the fixed component of these expenses as a result of higher comparable sales.

Restaurant Opening. Restaurant opening expense increased by $0.07 million, or 7.8%, to $1.1 million during the thirteen weeks ended April 3, 2012, from $1.0 million during the comparable thirteen week period of 2011. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. We opened two new restaurants during the first quarter of 2012 (Tampa, Florida and Salinas, California) and one new restaurant shortly after the end of the first quarter (on April 23, 2012 in Dublin, California), as compared to two new restaurants opened during the first quarter of 2011. Restaurant opening expenses for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters.

Loss on Disposal of Assets. Loss on disposal of assets decreased by $0.3 million, or 86.0%, to $0.05 million during the thirteen weeks ended April 3, 2012, from $0.4 million during the comparable thirteen week period of 2011. These costs were primarily related to the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Interest Income. Interest income increased by $0.04 million, or 115.6%, to $0.07 million during the thirteen weeks ended April 3, 2012, from $0.03 million during the comparable thirteen week period of 2011. This increase was primarily due to slightly higher interest rates and investment balances compared to last year.

Interest Expense. Interest expense was $0.02 million and remained relatively stable during the thirteen weeks ended April 3, 2012, compared to $0.03 million during the comparable thirteen week period of 2011.

Other Income, Net. Net other income increased by $0.1 million, or 39.7%, to $0.3 million during the thirteen weeks ended April 3, 2012, from $0.2 million during the comparable thirteen week period of 2011. This increase is primarily due to greater gift card breakage income. Based on an analysis of our gift card program since its inception, we determined that at 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended April 3, 2012 was 29.0% compared to 30.5% for the comparable thirteen week period of 2011. The effective income tax rate for the thirteen weeks ended April 3, 2012 differed from the statutory income tax rate primarily due to tax credits. We currently estimate our effective tax rate to be in the approximate range of 29% to 30% for fiscal 2012. However, our actual effective tax rate for fiscal 2012 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	xxxxxxx xx xxxx	xxxxxxx xx xxxx
	April 3, 2012	January 3, 2012
Cash and cash equivalents	$22,889	$22,391
Total marketable securities	$31,991	$30,744
Net working capital	$15,010	$12,831
Current ratio	1.2:1.0	1.2:1.0

	xxxxxxx xx xxxx	xxxxxxx xx xxxx
	For The Thirteen Weeks Ended
	April 3, 2012	March 29, 2011
Cash provided by operating activities	$22,232	$7,750
Capital expenditures	$18,732	$15,237

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility, to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations, to provide our restaurant landlords with confidence as to our intent and ability to honor all of our financial obligations under our restaurant leases, and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger scale. We obtain capital resources from our ongoing operations, employee stock option exercises and tenant improvement allowances from our landlords. Additionally, in the past we have obtained capital resources from public stock offerings. As an additional source of liquidity, we also have a $75 million credit facility in place that expires on January 31, 2017.

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective for each of fiscal 2012 and 2013 is to achieve a low double-digit increase in total restaurant operating weeks from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2011 and 2012 openings, respectively. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not yet be large enough to generate enough cash flow from operations to totally fund our planned expansion over the longer run. We currently estimate the total domestic capacity for our “brewhouse” restaurant format to be at least 425 restaurants. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. We currently expect to secure approximately $11 to $12 million of committed tenant improvement allowances from our planned new restaurant openings during fiscal 2012. However, in light of current conditions in the credit and real estate development markets, there can be no assurance that such allowances will continue to be available to us. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our open restaurants and we currently own the land for one restaurant that is expected to be opened in fiscal 2012. We may also decide to sell and then lease back the land that we own, depending on conditions in the sale/leaseback market and other factors. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build out our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $22.2 million of net cash from operations during the thirteen weeks ended April 3, 2012, representing a $14.4 million increase from the $7.8 million provided by during the thirteen week period of 2011. The increase in cash from operating activities for the thirteen weeks ended April 3, 2012, in comparison to thirteen weeks ended March 29, 2011, is primarily due to the increase in net income, higher depreciation expense as a result of more restaurants in operation and the timing of year end payments and receipts as a result of the additional week in fiscal year 2011, which was a 53-week year that ended on January 3, 2012.

For the thirteen weeks ended April 3, 2012, total capital expenditures were approximately $18.7 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $11.7 million. These expenditures were primarily related to the construction of our two new restaurants that opened during the thirteen weeks ended April 3, 2012, as well as expenditures related to five additional restaurants expected to open in the second quarter of fiscal 2012. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $4.1 million and $2.9 million, respectively.

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

We have a $75 million unsecured revolving line of credit (“Line of Credit”) that expires on January 31, 2017, and may be used for working capital and other general corporate purposes. We expect to utilize the Line of Credit principally for letters of credit that are required to support certain of our self-insurance programs and for working capital and construction requirements as needed. Borrowings under the Line of Credit will bear interest at either LIBOR plus a percentage not to exceed 1.50%, or at a rate ranging from the financial institution’s prime rate to 0.75% below the financial institution’s prime rate based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. While we have the Line of Credit in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on our ability to borrow from the Line of Credit.

Our capital expenditures during fiscal 2012 will continue to be significant as we currently plan to open as many as 16 new restaurants, including one relocation of an existing restaurant during the year, in addition to our necessary maintenance and key initiative-related capital expenditures. As of May 7, 2012, we have entered into eleven signed leases and purchased land for new restaurant locations expected to open in fiscal 2012. Additionally, we expect to enter into several more leases during fiscal 2012. We currently anticipate our total capital expenditure for fiscal 2012, including all expenditure categories and net of expected tenant improvement allowances we may receive from landlords, will be approximately $90 to $95 million. We expect to fund our anticipated capital expenditures for fiscal 2012 with current cash and investment balances on hand, expected cash flow from operations and expected tenant improvement allowances of approximately $11 to $12 million. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

As of May 7, 2012, we had an uncollected outstanding tenant improvement allowance from one landlord in the amount of $1.2 million for one of our restaurants which opened in fiscal 2008. We do not believe that this uncollected allowance will have a material impact on our overall liquidity. Our lease with the landlord allows us to reduce our rent payable and thereby collect certain penalties as provided in our lease in the event that our tenant improvement allowances cannot be collected. In August 2011, we filed a lawsuit against the landlord for breach of contract and fraud. Concurrently, we are attempting to negotiate an amendment to the lease with the landlord in an effort to resolve the outstanding litigation.

We currently believe that our expected cash flow from operations, cash and investment balances on hand, agreed-upon tenant improvement allowances and our $75 million credit facility, should be sufficient, in the aggregate, to finance our planned capital expenditures and other operating activities through the next 12 months. Our base of established restaurant operations may not yet be large enough to sufficiently generate enough cash flow from operations to totally fund our planned expansion depending on the rate over the long run. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of April 3, 2012, we are not involved in any off-balance sheet arrangements.

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

Many of our restaurant team members are paid hourly rates related to the federal or state minimum wage. In addition, numerous state and local governments have their own minimum wage requirements that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such team members. Certain operating and other costs, such as health benefits, taxes, insurance and other outside services, continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

Fair Value of Marketable Securities and Cash Equivalents

We measure the fair value of our marketable securities using quoted market prices in active markets. All of our marketable securities are currently classified as held-to-maturity, included as short-term and long-term marketable securities in the Consolidated Balance Sheets and reported at amortized cost with related gains and losses reflected in earnings once realized in accordance with U.S. GAAP. We believe that the fair value of our marketable securities equaled the quoted market price of our marketable securities at April 3, 2012.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment in total as well as on a restaurant by restaurant basis. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future restaurant cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets or for the entire restaurant.

Self-Insurance Liability

We are self-insured for a portion of our general liability insurance and our employee workers’ compensation programs. We maintain coverage with a third party insurer to limit our total exposure for these programs. The accrued liability associated with these programs is based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is based on information provided by our insurance broker and a third party actuary, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.

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

The accounting for uncertainty in tax positions requires that we recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 3, 2012, unrecognized tax benefits recorded was approximately $0.9 million.

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

In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, all of our restaurant leases and our home office lease are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The FASB has reopened the Exposure Draft for comments and has therefore not identified a proposed effective date for the issuance of the final standard. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. See Item 1A, Risk Factors, “Future changes in financial accounting standards may significantly change our reported results of operations” in this Form 10-Q.

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

Our market risk exposures are related to cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term marketable securities with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our marketable securities and, therefore, impact our cash flows and results of operations. For the thirteen weeks ended April 3, 2012, the average interest rate earned on cash and cash equivalents and marketable securities was approximately 0.7%. As of April 3, 2012, our cash and cash equivalents and marketable securities consisted of money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations with a cost or fair value of approximately $54.9 million. Cash may be in excess of FDIC insurance limits. The majority of our marketable securities, both short-term and long-term, are AAA-rated and directly or indirectly guaranteed by the U.S. Government. We believe we are not exposed to significant risk on cash and cash equivalents and marketable securities. The fair market value of our marketable securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of April 3, 2012, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The following paragraphs describe certain legal actions recently settled or pending:

Labor Related Matters

On February 4, 2009, a former team member filed a putative class action complaint in the Superior Court for the County of Fresno, California on behalf of himself and other current and former servers working in the Company’s California restaurants. The complaint alleged causes of action for failure to pay wages for on-call time in violation of the California Labor Code, unfair competition in violation of the California Business and Professions Code, and associated penalties for failure to pay wages in a timely manner. The complaint sought unspecified damages, a constructive trust, restitution, injunctive relief, interest, attorneys’ fees and costs. On August 14, 2009, a first amended complaint was filed, in which two other former team members joined the action as plaintiffs. The Company answered the operative complaint denying the allegations. The parties reached a settlement in principle of this action in September 2011, and the settlement agreement was fully executed in May 2012. The parties are currently seeking court approval of the settlement. The terms of this settlement are not considered by the Company to be material to its consolidated financial position. The Company recognized a legal settlement expense and related liability in the third quarter of fiscal 2011 for this matter.

On August 25, 2009, a former team member filed a putative class action in the Superior Court for the County of Los Angeles, California on behalf of himself and other current and former restaurant managers in California. The complaint, as amended, alleged that the Company’s California kitchen managers were misclassified as exempt from overtime and other California wage-and-hour requirements. It alleged causes of action for failure to pay overtime wages, failure to provide meal and rest periods, failure to pay wages in a timely manner, failure to provide accurate wage statements, failure to keep accurate payroll records, penalties associated with these claims, and failure to reimburse class members for business expenses in violation of the California Labor Code and unfair competition in violation of the California Business and Professions Code. The complaint sought unspecified damages, restitution, injunctive relief, interest, attorneys’ fees and costs. In January 2010, on the Company’s motion, the Court ordered the venue of the case transferred to Orange County. The Company responded to the third amended complaint, the operative complaint, denying the allegations. The parties reached a settlement in principle of this action in July 2011, which was executed fully in February 2012. The parties are currently seeking court approval of the settlement. The terms of this settlement are not considered by the Company to be material to its consolidated financial position. The Company recognized a legal settlement expense and related liability in the second quarter of fiscal 2011 for this matter.

PART II

Item 1A. RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2012. There has been no material changes in the risks related to us from those disclosed in such Annual Report. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	Line of Credit Agreement, dated February 17, 2012, between the Company and Bank of America, N.A., incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K for fiscal 2011.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

May 7, 2012	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)