Form 10-Q
period 2012-07-03
BJs RESTAURANTS INC
filed 2012-08-06
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2012

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

☑ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (do not check if smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑.

As of August 6, 2012, there were 27,990,805 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended July 3, 2012

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 3, 2012 (Unaudited)	January 3, 2012 (Audited)
Assets
Current assets:
Cash and cash equivalents	$10,952	$22,391
Marketable securities	22,507	23,005
Accounts and other receivables	14,632	14,539
Inventories	5,995	5,963
Prepaids and other current assets	6,228	7,902
Deferred income taxes	14,184	13,199

Total current assets	74,498	86,999

Property and equipment, net	420,246	390,591
Long-term marketable securities	12,167	7,739
Goodwill	4,673	4,673
Notes receivable	280	334
Other assets, net	13,314	11,743

Total assets	$525,178	$502,079

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,012	$23,757
Accrued expenses	47,156	50,411

Total current liabilities	66,168	74,168

Deferred income taxes	36,033	31,561
Deferred rent	16,562	15,219
Deferred lease incentives	49,246	45,928
Other liabilities	3,250	2,754

Total liabilities	171,259	169,630

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 27,984 and 27,749 shares issued and outstanding as of July 3, 2012 and January 3, 2012, respectively	180,016	179,054
Capital surplus	35,648	32,722
Retained earnings	138,255	120,673

Total shareholders’ equity	353,919	332,449

Total liabilities and shareholders’ equity	$525,178	$502,079

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 3, 2012	June 28, 2011	July 3, 2012	June 28, 2011
Revenues	$180,696	$152,887	$348,300	$297,749
Costs and expenses:
Cost of sales	45,049	37,886	86,240	73,606
Labor and benefits	61,846	52,315	120,362	102,780
Occupancy and operating	36,972	31,045	71,734	60,361
General and administrative	11,181	9,794	21,894	19,712
Depreciation and amortization	10,060	8,256	19,586	16,203
Restaurant opening	2,568	1,685	3,647	2,686
Loss on disposal of assets	397	283	451	668
Legal settlements	350	1,020	350	1,020

Total costs and expenses	168,423	142,284	324,264	277,036

Income from operations	12,273	10,603	24,036	20,713

Other income (expense):
Interest income	79	56	148	88
Interest expense	(10)	(27)	(34)	(55)
Gain on investment settlement	289	614	289	614
Other income, net	97	96	430	334

Total other income	455	739	833	981

Income before income taxes	12,728	11,342	24,869	21,694

Income tax expense	3,761	3,174	7,287	6,331

Net income	$8,967	$8,168	$17,582	$15,363

Net income per share:
Basic	$0.32	$0.30	$0.63	$0.56

Diluted	$0.31	$0.28	$0.61	$0.53

Weighted average number of shares outstanding:
Basic	27,981	27,644	27,947	27,537

Diluted	28,983	29,161	28,994	29,021

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Twenty-Six Weeks Ended
	July 3, 2012	June 28, 2011
Cash flows from operating activities:
Net income	$17,582	$15,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,586	16,203
Deferred income taxes	3,487	2,870
Stock-based compensation expense	2,114	2,139
Loss on disposal of assets	451	668
Gain on investment settlement	(289)	(614)
Changes in assets and liabilities:
Accounts and other receivables	1,357	1,418
Inventories	(32)	(1,817)
Prepaids and other current assets	1,674	1,764
Other assets, net	(1,784)	(752)
Accounts payable	1,767	3,413
Accrued expenses	(3,255)	(1,335)
Deferred rent	1,343	1,200
Deferred lease incentives	3,318	2,006
Other liabilities	496	525

Net cash provided by operating activities	47,815	43,051

Cash flows from investing activities:
Purchases of property and equipment	(56,092)	(41,387)
Proceeds from marketable securities sold	21,929	13,952
Purchases of marketable securities	(25,371)	(18,973)
Collection of notes receivable	54	51

Net cash used in investing activities	(59,480)	(46,357)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	729	1,313
Taxes paid on vested stock units under employee plans	(15)	-
Proceeds from exercise of stock options	962	4,263
Landlord contribution for tenant improvements, net	(1,450)	(1,878)

Net cash provided by financing activities	226	3,698

Net (decrease) increase in cash and cash equivalents	(11,439)	392

Cash and cash equivalents, beginning of period	22,391	31,518

Cash and cash equivalents, end of period	$10,952	$31,910

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$-	$-

Cash paid for income taxes	$1,273	$1,686

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$1,506	$1,098

Stock-based compensation capitalized	$99	$91

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

2.  MARKETABLE SECURITIES

Our investment policy restricts the investment of our excess cash balances to instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents and included with cash and cash equivalents on our Consolidated Balance Sheet. Marketable securities, which we have the intent and ability to hold until maturity, are classified as held-to-maturity securities and reported at amortized cost, which approximates fair value. We determine the appropriate classification of our marketable securities at the time of purchase and reevaluate the held-to-maturity designation as of each balance sheet date. Marketable securities are classified as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. Gains or losses are determined on the specific identification cost method and recorded as a charge to earnings, when realized.

Investments in marketable securities consist of the following (in thousands):

	July 3, 2012		January 3, 2012
	Amortized Cost	Average Maturity (1)	Amortized Cost	Average Maturity (1)
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$20,447	7 months	$22,005	8 months
Domestic corporate obligations	2,060	10 months	1,000	2 months

	$22,507		$23,005

Long-term marketable securities:
Municipal securities and direct agency obligations	$10,067	17 months	$5,643	17 months
Domestic corporate obligations	2,100	14 months	2,096	16 months

	$12,167		$7,739

(1)	Average maturity is determined from the respective balance sheet dates as reported in the table as the lesser of the original maturity date or the expected put date for each investment type.

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

For assets that are measured using quoted market prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs or, as described above, effectively Level 1. At July 3, 2012, we had approximately $45.6 million of cash and cash equivalents and marketable securities. Our marketable securities are held by institutional brokers, classified as held-to-maturity securities and reported at amortized cost, which approximates fair value. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invest in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses on these marketable securities to date, and we believe that we are not exposed to significant risk of loss on these marketable securities.

4.  LONG-TERM DEBT

Line of Credit

On February 17, 2012, we entered into a $75 million unsecured revolving line of credit (“Line of Credit”) with a major financial institution. The Line of Credit expires on January 31, 2017, and may be used for working capital and other general corporate purposes. We utilize the Line of Credit principally for letters of credit that are required to support certain of our self-insurance programs and for working capital and construction requirements as needed. As of July 3, 2012, there were no funded borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $8.9 million. The Line of Credit bears interest at either LIBOR plus a percentage not to exceed 1.50%, or at a rate ranging from the financial institution’s prime rate to 0.75% below the financial institution’s prime rate based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. As of July 3, 2012, we were in compliance with these covenants.

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

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 3, 2012	June 28, 2011	July 3, 2012	June 28, 2011
Numerator:
Net income for basic and diluted net income per share	$8,967	$8,168	$17,582	$15,363

Denominator:
Weighted average shares outstanding – basic	27,981	27,644	27,947	27,537
Effect of dilutive common stock equivalents	1,002	1,517	1,047	1,484

Weighted average shares outstanding – diluted	28,983	29,161	28,994	29,021

For the thirteen weeks ended July 3, 2012 and June 28, 2011, there were approximately 0.3 million and 0.1 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive. For the twenty-six weeks ended July 3, 2012 and June 28, 2011, there were approximately 0.2 million and 0.1 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6.  RELATED PARTY

As of July 3, 2012, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.5% of our outstanding common stock. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution consortium whose participants are prominent regional foodservice distributors, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006 after an extensive competitive bidding process. We are currently in the process of finalizing a new five-year agreement with DMA, after conducting another extensive competitive bidding process, which will be deemed effective in July 2012. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $39.2 million and $32.7 million of food, beverage, paper products and supplies for the twenty-six weeks ended July 3, 2012 and June 28, 2011, respectively, which represents 24.8% and 24.4% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $3.8 million and $4.4 million, at July 3, 2012 and June 28, 2011, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and included in total cost of sales.

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

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 3, 2012	June 28, 2011	July 3, 2012	June 28, 2011
Labor and benefits stock-based compensation	$249	$342	$552	$706
General and administrative stock-based compensation	$789	$753	$1,562	$1,433
Capitalized stock-based compensation (1)	$46	$46	$99	$91

(1) Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The exercise price of the stock options under the Company’s stock-based compensation plans equals or exceeds 100% of the fair market value of the shares at the date of option grant. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire ten years from date of grant. Stock option activity during the twenty-six weeks ended July 3, 2012, was as follows:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at January 3, 2012	1,791	$18.53	1,113	$16.85
Granted	99	$46.22
Exercised	(59)	$16.44
Forfeited	(5)	$30.96

Outstanding options at July 3, 2012	1,826	$20.09	1,097	$16.96

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	July 3, 2012	June 28, 2011
Expected volatility	37.7%	39.8%
Risk free interest rate	0.7%	2.0%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$15.94	$13.29

U.S. GAAP requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. As of July 3, 2012, total unrecognized stock based compensation expense related to non-vested stock options was $3.9 million, which is expected to be generally recognized over the next five years.

Restricted Stock Units

Restricted stock unit activity during the twenty-six weeks ended July 3, 2012, was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding RSUs at January 3, 2012	616	$20.48
Granted	73	$48.41
Vested or released	(149)	$19.48
Forfeited	(50)	$23.93

Outstanding RSUs at July 3, 2012	490	$24.88

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). We recorded stock-based compensation expense related to RSUs of approximately $1.0 million during the twenty-six weeks ended July 3, 2012. In addition, total unrecognized stock-based compensation expense related to non-vested RSUs was $6.5 million, which is expected to be generally recognized over the next five years.

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

As of July 3, 2012, a reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2012	$870
Increase based on tax positions taken during the current period	20

Balance at July 3, 2012	$890

If approximately $0.8 million of the unrecognized tax benefit recorded was reversed, our effective tax rate would be impacted. Additionally, we anticipate a decrease of $0.6 million to our liability for unrecognized tax benefits within the next twelve-month period due to the settlement of potential outstanding liabilities.

Our uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of July 3, 2012, the earliest tax year still subject to examination by the Internal Revenue Service is 2008. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2007.

9.  DIVIDEND POLICY AND STOCK REPURCHASES

We have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling and investing in our existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results and other factors our Board of Directors deem relevant. Our credit facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. We did not have any stock repurchases during the twenty-six weeks ended July 3, 2012, and we currently do not have any plan to repurchase our common stock.

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

These “forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;
•	the rate and scope of our planned future restaurant development;
•	the estimated total domestic capacity for our larger-format restaurants;
•	anticipated dates on which we will commence or complete the development and opening of new restaurants;
•	expectations as to the timing and success of the planned expansion of our contract brewing strategy for our proprietary handcrafted beers and sodas;
•	expectations for consumer spending on casual dining restaurant occasions in general;
•	expectations as to the availability and costs of key commodities used in our restaurants and brewing operations;
•	expectations as to our menu price increases and their effect, if any, on revenue and results of operations;
•	expectations as to the effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;

•	expectations as to our capital requirements and actual or available borrowings on our line of credit;
•	expectations as to our future revenues, operating costs and expenses; and
•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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
•

A significant number of our restaurants are concentrated in California, Texas and Florida which make us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

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

GENERAL

As of August 6, 2012, we owned and operated 123 restaurants located in the states of California, Texas, Florida, Arizona, Nevada, Colorado, Ohio, Oregon, Oklahoma, Washington, Kentucky, Indiana, Louisiana and Kansas. Our restaurants operate under the BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill®, or BJ’s Grill™ names. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our proprietary handcrafted beers and other beers, as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our BJ’s Restaurant & Brewery® restaurants feature on-premise brewing facilities where BJ’s proprietary handcrafted beers are produced for some of our restaurants. Currently, three of our restaurants have active brewing operations on-premise, while the remainder of our proprietary beer requirements is provided by third-party craft brewers (“contract brewers”) using our proprietary recipes. Our seven BJ’s Pizza & Grill® restaurants are a smaller format, full-service restaurant when compared to our large format BJ’s Restaurant and Brewhouse® and BJ’s Restaurant and Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant and Brewhouse® format currently represents our primary expansion vehicle. In October 2011, we opened our first BJ’s Grill™ location in Anaheim Hills, California. BJ’s Grill™ is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements will be tested for potential application to our larger restaurants. We have no current intention to open additional BJ’s Grill™ locations during fiscal 2012; however, we may consider opening such locations in the future.

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

While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially. We currently plan to close our smaller format BJ’s Pizza & Grill® restaurant located in Boulder, Colorado upon the expiration of its lease in August 2012 and relocate this restaurant to another site in Boulder, Colorado, that can accommodate a larger-format, more productive BJ’s Restaurant and Brewhouse®.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Guest traffic for our restaurants is estimated based on representative values that we assign to certain menu items or individual guest tickets. In turn, these values are also utilized to calculate our estimated average guest check amount.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended July 3, 2012 and June 28, 2011, are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 3, 2012	June 28, 2011	July 3, 2012	June 28, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.9	24.8	24.8	24.7
Labor and benefits	34.2	34.2	34.6	34.5
Occupancy and operating	20.5	20.3	20.6	20.3
General and administrative	6.2	6.4	6.3	6.6
Depreciation and amortization	5.6	5.4	5.6	5.4
Restaurant opening	1.4	1.1	1.0	0.9
Loss on disposal of fixed assets	0.2	0.2	0.1	0.2
Legal settlements	0.2	0.7	0.1	0.3

Total costs and expenses	93.2	93.1	93.1	93.0

Income from operations	6.8	6.9	6.9	7.0

Other income (expense):
Interest income	-	-	-	-
Interest expense	-	-	-	-
Gain on investment settlement	0.2	0.4	0.1	0.2
Other income, net	0.1	0.1	0.1	0.1

Total other income	0.3	0.5	0.2	0.3

Income before income taxes	7.0	7.4	7.1	7.3

Income tax expense	2.1	2.1	2.1	2.1

Net income	5.0%	5.3%	5.0%	5.2%

Thirteen Weeks Ended July 3, 2012 (second quarter of 2012) Compared to Thirteen Weeks Ended June 28, 2011 (second quarter of 2011).

Revenues. Total revenues increased by $27.8 million, or 18.2%, to $180.7 million during the thirteen weeks ended July 3, 2012, from $152.9 million during the comparable thirteen week period of 2011. The increase in revenues consisted of an increase of approximately $22.2 million in sales from new restaurants not yet in our comparable sales base and an approximate 4.4% increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an estimated effective menu price increase factor of approximately 3.2%, coupled with an estimated 0.8% benefit from increased guest traffic and an estimated net benefit of approximately 0.4% from guest purchase incidence rates and menu mix shifts. We estimate that comparable sales amounts for the full second quarter of 2012 benefited approximately 0.3% from the calendar shift of the July 4th holiday from a Monday in the prior year’s quarter to a Wednesday for the current year’s quarter. Accordingly, this calendar shift will unfavorably impact our comparable restaurant sales comparisons for the third quarter of 2012.

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

Cost of Sales.  Cost of sales increased by $7.2 million, or 18.9%, to $45.0 million during the thirteen weeks ended July 3, 2012, from $37.9 million during the comparable thirteen week period of 2011. This increase was primarily due to the opening of 15 new restaurants since the thirteen weeks ended June 28, 2011. As a percentage of revenues, cost of sales increased slightly to 24.9% for the current thirteen week period from 24.8% for the prior year comparable thirteen week period. This slight percentage increase was primarily due to increased commodity costs and planned shifts in our menu mix toward the sale of more higher priced menu items, including steaks and seafood entrees, that also have higher food cost percentages, partially offset by increased revenues from our estimated effective menu price increases.

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

We provide our customers a large variety of menu items and, as a result, we are not overly dependent on a single group of commodities. However, based on current trends and expectations, we believe the overall cost environment for food commodities will likely be subject to upward pressure during 2012 and into 2013, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control, including the severe drought conditions in key domestic grain producing regions. While we continue to work with our suppliers to control food costs, and while we have taken steps to enter into longer-term agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not significantly increase due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items, fresh seafood and many produce items, or where we have currently chosen not to contract for long periods of time such as our grand beef. There are also certain commodity items, such as certain produce items and certain seafood items, in which the contracts principally consist of “collar” agreements whereby the costs are subject to floors and ceilings. It is our current intention to attempt to offset our expected commodity cost increases through certain cost savings and productivity/efficiency initiatives and menu mix shifts, coupled with selective menu price increases. However, there can be no assurance that we will be entirely successful in this respect.

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

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $9.5 million, or 18.2%, to $61.8 million during the thirteen weeks ended July 3, 2012, from $52.3 million during the comparable thirteen week period of 2011. This increase was primarily due to the opening of 15 new restaurants since the thirteen weeks ended June 28, 2011. As a percentage of revenues, labor and benefit costs remained at 34.2% for both the current thirteen week period and for the prior year comparable thirteen week period. Included in labor and benefits for the thirteen weeks ended July 3, 2012 and June 28, 2011 was approximately $0.2 million and $0.3 million, or 0.1% and 0.2% of revenues, respectively, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Our restaurants can be affected by increases in federal and state minimum wages and state unemployment insurance taxes. Additionally, some states have annual minimum wage increases correlated with either state or federal increases in the consumer price index. In the past, we have been able to react to changes in our key operating costs, including minimum wage increases, by gradually increasing our menu prices and improving our productivity in our restaurants. However, we cannot guarantee that all or any future cost increases can be offset by increased menu prices or that increased menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.

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

Occupancy and Operating.  Occupancy and operating expenses increased by $5.9 million, or 19.1%, to $37.0 million during the thirteen weeks ended July 3, 2012, from $31.0 million during the comparable thirteen week period of 2011. This increase was primarily due to the opening of 15 new restaurants since the thirteen weeks ended June 28, 2011. As a percentage of revenues, occupancy and operating expenses increased to 20.5% for the current thirteen week period from 20.3% for the prior year comparable thirteen week period. This percentage increase was principally due to higher marketing costs offset by our ability to leverage the fixed component of these expenses over a higher revenue base as a result of comparable sales increases.

General and Administrative.  General and administrative expenses increased by $1.4 million, or 14.2%, to $11.2 million during the thirteen weeks ended July 3, 2012, from $9.8 million during the comparable thirteen week period of 2011. The increase in general and administrative costs was primarily due to higher field supervision and support costs. Also included in general and administrative costs in each of the thirteen weeks ended July 3, 2012 and June 28, 2011, was $0.8 million of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.2% for the current thirteen week period from 6.4% for the prior year comparable thirteen week period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization.  Depreciation and amortization increased by $1.8 million, or 21.9%, to $10.1 million during the thirteen weeks ended July 3, 2012, from $8.3 million during the comparable thirteen week period of 2011. As a percentage of revenues, depreciation and amortization increased to 5.6% for the current thirteen week period from 5.4% for the prior year period. This percentage increase was principally a result of increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives.

Restaurant Opening.  Restaurant opening expense increased by $0.9 million, or 52.4%, to $2.6 million during the thirteen weeks ended July 3, 2012, from $1.7 million during the comparable thirteen week period of 2011. This increase is primarily due to opening costs related to five restaurant openings during the thirteen weeks ended July 3, 2012, and one opening shortly thereafter as compared to three restaurant openings during the thirteen weeks ended June 28, 2011, and one restaurant opening shortly thereafter. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process.

Loss on Disposal of Assets.  Loss on disposal of assets increased by $0.1 million, or 40.3%, to $0.4 million during the thirteen weeks ended July 3, 2012, from $0.3 million during the comparable thirteen week period of 2011. For the thirteen weeks ended July 3, 2012, these costs related to the write off of the remaining net book value of assets due to the upcoming closure and relocation of our small-format restaurant in Boulder, Colorado, coupled with the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Legal Settlements.  Legal settlement expenses of approximately $0.4 million, or 0.2% of revenues, during the thirteen weeks ended July 3, 2012, relates to the settlement of a trademark infringement civil action as compared to legal settlement expenses of approximately $1.0 million, or 0.7% of revenues, during the thirteen weeks ended June 28, 2011, which related to the settlements of certain California employment practices lawsuits that had been outstanding since 2009 and 2010. See Part II “Other Information; Item 1 – Legal Proceedings” of this Form 10-Q for additional information regarding pending and recently settled legal proceedings.

Interest Income.  Interest income increased by $0.02 million, or 41.1%, to $0.08 million during the thirteen weeks ended July 3, 2012, from $0.06 million during the comparable thirteen week period of 2011. This increase was primarily due to slightly higher interest rates and investment balances compared to last year.

Interest Expense.  Interest expense was $0.01 million during the thirteen weeks ended July 3, 2012, compared to $0.03 million during the comparable thirteen week period of 2011.

Gain on Investment Settlement.  Gain on investment settlement of approximately $0.3 million and $0.6 million for the thirteen weeks ended July 3, 2012, and the comparable thirteen week period of 2011, respectively, relate to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities investment portfolio. Under the terms of the settlement agreement, we are entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012. In connection with this settlement, during the thirteen weeks ended July 3, 2012, and the comparable thirteen week period of 2011, certain of these aforementioned securities were redeemed at par, resulting in additional cash recoveries.

Other Income, Net.  Other income, net, remained at $0.1 million for the thirteen weeks ended July 3, 2012, and for the comparable thirteen week period of 2011.

Income Tax Expense.  Our effective income tax rate for the thirteen weeks ended July 3, 2012, was 29.5% compared to 28.0% for the comparable thirteen week period of 2011. The effective income tax rate for the thirteen weeks ended July 3, 2012, differed from the statutory income tax rate primarily due to tax credits. We currently estimate our effective tax rate to be in the approximate range of 29% to 30% for fiscal 2012. However, our actual effective tax rate for fiscal 2012 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

Twenty-Six Weeks Ended July 3, 2012 (second quarter to date of 2012) Compared to Twenty-Six Weeks Ended June 28, 2011 (second quarter to date of 2011).

Revenues.  Total revenues increased by $50.6 million, or 17.0%, to $348.3 million during the twenty-six weeks ended July 3, 2012, from $297.7 million during the comparable twenty-six week period of 2011. The increase in revenues consisted of an increase of approximately $40.3 million in sales from new restaurants not yet in our comparable sales base and an approximate 3.9% increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an estimated effective menu price increase factor of approximately 3.1%, coupled with an estimated 0.8% benefit from increased guest traffic.

Cost of Sales.  Cost of sales increased by $12.6 million, or 17.2%, to $86.2 million during the twenty-six weeks ended July 3, 2012, from $73.6 million during the comparable twenty-six week period of 2011. This increase was primarily due to the opening of 15 new restaurants since the twenty-six weeks ended June 28, 2011. As a percentage of revenues, cost of sales increased to 24.8% for the current twenty-six week period from 24.7% for the prior year comparable twenty-six week period. This slight percentage increase was primarily due to increased commodity costs and planned shifts in our menu mix toward the sale of more higher priced menu items, including steaks and seafood entrees, that also have higher food cost percentages, partially offset by increased revenues from our estimated effective menu price increases.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $17.6 million, or 17.1%, to $120.4 million during the twenty-six weeks ended July 3, 2012, from $102.8 million during the comparable twenty-six week period of 2011. This increase was primarily due to the opening of 15 new restaurants since the twenty-six weeks ended June 28, 2011. As a percentage of revenues, labor and benefit costs slightly increased to 34.6% for the current twenty-six week period from 34.5% for the prior year comparable twenty-six week period. This slight percentage increase was primarily related to higher hourly kitchen and training labor due to the intensiveness and complexity of our new menu offerings, partially offset by our ability to leverage our fixed and semi-fixed labor costs over a higher revenue base as a result of comparable sales increases. Included in labor and benefits for the twenty-six weeks ended July 3, 2012 and June 28, 2011 was approximately $0.6 million and $0.7 million or 0.2% of revenues for each year, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $11.4 million, or 18.8%, to $71.7 million during the twenty-six weeks ended July 3, 2012, from $60.4 million during the comparable twenty-six week period of 2011. This increase was primarily due to the opening of 15 new restaurants since the twenty-six weeks ended June 28, 2011. As a percentage of revenues, occupancy and operating expenses increased to 20.6% for the current twenty-six week period from 20.3% for the prior year comparable twenty-six week period. This percentage increase was principally due to higher marketing, property and general liability insurance costs, partially offset by our ability to leverage the fixed component of these expenses over a higher revenue base as a result of comparable sales increases.

General and Administrative.  General and administrative expenses increased by $2.2 million, or 11.1%, to $21.9 million during the twenty-six weeks ended July 3, 2012, from $19.7 million during the comparable twenty-six week period of 2011. The increase in general and administrative costs was primarily due to higher field supervision and support costs. Also included in general and administrative costs for the twenty-six weeks ended July 3, 2012 and June 28, 2011, was $1.6 million and $1.4 million, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.3% for the current twenty-six week period from 6.6% for the prior year comparable twenty-six week period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization.  Depreciation and amortization increased by $3.4 million, or 20.9%, to $19.6 million during the twenty-six weeks ended July 3, 2012, from $16.2 million during the comparable twenty-six week period of 2011. As a percentage of revenues, depreciation and amortization increased to 5.6% for the current twenty-six week period from 5.4% for the prior year period. This percentage increase was principally a result of increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives.

Restaurant Opening.  Restaurant opening expense increased by $1.0 million, or 35.8%, to $3.6 million during the twenty-six weeks ended July 3, 2012, from $2.7 million during the comparable twenty-six week period of 2011. This increase is primarily due to opening costs related to seven restaurant openings during the twenty-six weeks ended July 3, 2012, and one opening shortly thereafter as compared to five restaurant openings during the twenty-six weeks ended June 28, 2011, and one restaurant opening shortly thereafter. Restaurant opening expenses for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters.

Loss on Disposal of Assets.  Loss on disposal of assets decreased by $0.2 million, or 32.5%, to $0.5 million during the twenty-six weeks ended July 3, 2012, from $0.7 million during the comparable twenty-six week period of 2011. For the twenty-six weeks ended July 3, 2012, these costs were primarily related to the write off of the remaining net book value of assets related to the upcoming closure and relocation of our small-format restaurant in Boulder, Colorado, coupled with the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Legal Settlements.  Legal settlement expenses of approximately $0.4 million, or 0.1% of revenues, during the twenty-six weeks ended July 3, 2012, relates to the settlement of a trademark infringement civil action as compared to legal settlements of approximately $1.0 million, or 0.3% of revenues, during the twenty-six weeks ended June 28, 2011, which related to the settlements of certain California employment practices lawsuits that had been outstanding since 2009 and 2010. See Part II “Other Information; Item 1 – Legal Proceedings” of this Form 10-Q for additional information regarding pending and recently settled legal proceedings.

Interest Income.  Interest income increased by $0.06 million, or 68.2%, to $0.1 million during the twenty-six weeks ended July 3, 2012, from $0.09 million during the comparable twenty-six week period of 2011. This increase was primarily due to slightly higher interest rates and investment balances compared to last year.

Interest Expense.  Interest expense was $0.03 million during the twenty-six weeks ended July 3, 2012, compared to $0.06 million during the comparable twenty-six week period of 2011.

Gain on Investment Settlement.  Gain on investment settlement of approximately $0.3 million and $0.6 million for the twenty-six weeks ended July 3, 2012, and the comparable twenty-six week period of 2011, respectively, relate to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities investment portfolio. Under the terms of the settlement agreement, we are entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012. In connection with this settlement, during the twenty-six weeks ended July 3, 2012, and the comparable twenty-six week period of 2011, certain of these aforementioned securities were redeemed at par, resulting in additional cash recoveries.

Other Income, Net.  Other income, net, increased by $0.1 million, or 28.4%, to $0.4 million during the twenty-six weeks ended July 3, 2012, from $0.3 million during the comparable twenty-six week period of 2011. This increase is primarily due to greater gift card breakage income. Based on an analysis of our gift card program since its inception, we determined that at 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense.  Our effective income tax rate for the twenty-six weeks ended July 3, 2012, was 29.3% compared to 29.2% for the comparable twenty-six week period of 2011. The effective income tax rate for the twenty-six weeks ended July 3, 2012, differed from the statutory income tax rate primarily due to tax credits. We currently estimate our effective tax rate to be in the approximate range of 29% to 30% for fiscal 2012. However, our actual effective tax rate for fiscal 2012 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	July 3, 2012	January 3, 2012
Cash and cash equivalents	$10,952	$22,391
Total marketable securities	$34,674	$30,744
Net working capital	$8,330	$12,831
Current ratio	1.1:1.0	1.2:1.0

	For The Twenty-Six Weeks Ended
	July 3, 2012	June 28, 2011
Cash provided by operating activities	$47,815	$43,051
Capital expenditures	$56,092	$41,387

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility, to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations, to provide our restaurant landlords with confidence as to our intent and ability to honor all of our financial obligations under our restaurant leases, and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger scale. We obtain capital resources from our ongoing operations, employee stock option exercises and tenant improvement allowances from our landlords. Additionally, in the past we have obtained capital resources from public stock offerings. As an additional source of liquidity, we have a $75 million credit facility in place that expires on January 31, 2017.

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective for each of fiscal 2012 and 2013 is to achieve a low double-digit increase in total restaurant operating weeks from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2011 and 2012 openings, respectively. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not yet be large enough to generate enough cash flow from operations to totally fund our planned expansion over the longer run. We currently estimate the total domestic capacity for our “brewhouse” restaurant format to be at least 425 large-format restaurants. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). In addition, many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. We currently expect to secure approximately $10 to $13 million of committed tenant improvement allowances from our planned new restaurant openings during fiscal 2012. However, in light of current conditions in the credit and real estate development markets, there can be no assurance that such allowances will continue to be available to us. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies five of our restaurants. We may also decide to sell and then lease back the land that we own, depending on conditions in the sale/leaseback market and other factors. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build out our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $47.8 million of net cash from operations during the twenty-six weeks ended July 3, 2012, representing a $4.7 million increase from the $43.1 million provided by during the twenty-six week period of 2011. The increase in cash from operating activities for the twenty-six weeks ended July 3, 2012, in comparison to twenty-six weeks ended June 28, 2011, is primarily due to the increase in net income and higher depreciation expense as a result of more restaurants in operation, offset by the timing of accrued expenses and accounts payable payments.

For the twenty-six weeks ended July 3, 2012, total capital expenditures were approximately $56.1 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $41.0 million. These expenditures were primarily related to the construction of our seven new restaurants that opened during the twenty-six weeks ended July 3, 2012, as well as expenditures related to five additional restaurants expected to open in the third quarter of fiscal 2012. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $10.0 million and $5.1 million, respectively.

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

We have a $75 million unsecured revolving line of credit (“Line of Credit”) that expires on January 31, 2017, and may be used for working capital and other general corporate purposes. We utilize the Line of Credit principally for letters of credit that are required to support certain of our self-insurance programs and for working capital and construction requirements as needed. Borrowings under the Line of Credit will bear interest at either LIBOR plus a percentage not to exceed 1.50%, or at a rate ranging from the financial institution’s prime rate to 0.75% below the financial institution’s prime rate based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement also requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. While we have the Line of Credit in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on our ability to borrow from the Line of Credit.

Our capital expenditures during fiscal 2012 will continue to be significant as we currently plan to open as many as 16 new restaurants, including one relocation of an existing restaurant during the year, in addition to our necessary maintenance and key initiative-related capital expenditures. As of August 6, 2012, we have entered into fifteen signed leases for restaurants to be opened this year and fiscal 2013. Additionally, we expect to enter into several more leases during fiscal 2012 for future restaurants. We currently anticipate our total capital expenditure for fiscal 2012, including all expenditure categories, to be approximately $100 to $105 million. We expect to fund our anticipated capital expenditures for fiscal 2012 with current cash and investment balances on hand, expected cash flow from operations and expected tenant improvement allowances of approximately $10 to $13 million. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

As of August 6, 2012, we had an uncollected outstanding tenant improvement allowance from one landlord in the amount of $1.2 million for one of our restaurants which opened in fiscal 2008. We do not believe that this uncollected allowance will have a material impact on our overall liquidity. Our lease with the landlord allows us to reduce our rent payable and thereby collect certain penalties as provided in our lease in the event that our tenant improvement allowances cannot be collected. In August 2011, we filed a lawsuit against the landlord for breach of contract and fraud. Concurrently, we are attempting to negotiate an amendment to the lease with the landlord in an effort to resolve the outstanding litigation.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of July 3, 2012, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant guests. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather (including the ongoing severe drought conditions in key domestic grain producing regions) and other market conditions outside of our control. We are currently unable to contract for certain commodities, such as fluid dairy, fresh seafood and most fresh produce items, for long periods of time. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.

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

Fair Value of Marketable Securities and Cash Equivalents

We measure the fair value of our marketable securities using quoted market prices in active markets. All of our marketable securities are currently classified as held-to-maturity, included as short-term and long-term marketable securities in the Consolidated Balance Sheets and reported at amortized cost with related gains and losses reflected in earnings once realized in accordance with U.S. GAAP. We believe that the fair value of our marketable securities equaled the quoted market price of our marketable securities at July 3, 2012.

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

The accounting for uncertainty in tax positions requires that we recognize the impact of a tax position in our consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 3, 2012, unrecognized tax benefits recorded was approximately $0.9 million.

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

For leases that contain rent escalations in which the amount of the future rent is certain or can be reasonably calculated, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rents paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rentals”). Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

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

Stock-Based Compensation

Under shareholder approved stock-based compensation plans, we have granted incentive stock options, non-qualified stock options, and restricted stock units that generally vest over five years and expire ten years from the date of grant. Stock-based compensation is measured in accordance with U.S. GAAP based on the underlying fair value of the awards granted. In valuing stock options, we are required to make certain assumptions and judgments regarding the grant date fair value utilizing the Black-Scholes option-pricing model. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term marketable securities with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our marketable securities and, therefore, impact our cash flows and results of operations. For the twenty-six weeks ended July 3, 2012, the average interest rate earned on cash and cash equivalents and marketable securities was approximately 0.7%. As of July 3, 2012, our cash and cash equivalents and marketable securities consisted of money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations with a cost or fair value of approximately $45.6 million. Cash may be in excess of FDIC insurance limits. The majority of our marketable securities, both short-term and long-term, are AAA-rated and directly or indirectly guaranteed by the U.S. Government. We believe we are not exposed to significant risk on cash and cash equivalents and marketable securities. The fair market value of our marketable securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of July 3, 2012, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On March 24, 2011, Baroness Small Estates, Inc. filed a civil action against BJ’s in the United States District Court for the Central District of California, alleging the Company infringed one of its trademarks. After mediation, the parties resolved the matter and a legal settlement expense of $0.4 million was recorded in the second quarter of fiscal 2012 for this matter. The terms of this settlement are not considered by the Company to be material to its consolidated financial position.

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

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	BJ’s Restaurants, Inc. 2005 Equity Incentive Plan, as amended.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.

(Registrant)

August 6, 2012	By: /s/ GERALD W. DEITCHLE

   Gerald W. Deitchle

   Chairman, President and Chief Executive Officer

   (Principal Executive Officer)

By:  /s/ GREGORY S. LEVIN

   Gregory S. Levin

   Executive Vice President,

   Chief Financial Officer and Secretary

   (Principal Financial and Accounting Officer)