Form 10-Q
period 2012-10-02
BJs RESTAURANTS INC
filed 2012-11-06
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2012

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

As of November 6, 2012, there were 28,023,292 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended October 2, 2012

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 2, 2012 (Unaudited)	January 3, 2012 (Audited)
Assets
Current assets:
Cash and cash equivalents	$19,384	$22,391
Marketable securities	19,167	23,005
Accounts and other receivables	8,327	14,539
Inventories	6,066	5,963
Prepaids and other current assets	6,211	7,902
Deferred income taxes	15,060	13,199

Total current assets	74,215	86,999
Property and equipment, net	439,118	390,591
Long-term marketable securities	11,035	7,739
Goodwill	4,673	4,673
Notes receivable	139	334
Other assets, net	14,060	11,743

Total assets	$543,240	$502,079

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,436	$23,757
Accrued expenses	51,791	50,411

Total current liabilities	73,227	74,168
Deferred income taxes	37,691	31,561
Deferred rent	17,952	15,219
Deferred lease incentives	47,525	45,928
Other liabilities	4,579	2,754

Total liabilities	180,974	169,630
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 28,022 and 27,749 shares issued and outstanding as of October 2, 2012 and January 3, 2012, respectively	180,373	179,054
Capital surplus	36,799	32,722
Retained earnings	145,094	120,673

Total shareholders’ equity	362,266	332,449

Total liabilities and shareholders’ equity	$543,240	$502,079

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 2, 2012	September 27, 2011	October 2, 2012	September 27, 2011
Revenues	$175,220	$151,425	$523,520	$449,173
Costs and expenses:
Cost of sales	43,230	37,383	129,470	110,988
Labor and benefits	61,324	51,774	181,686	154,554
Occupancy and operating	38,412	31,987	110,146	92,348
General and administrative	10,445	9,378	32,339	29,090
Depreciation and amortization	10,562	8,644	30,148	24,847
Restaurant opening	2,394	2,403	6,041	5,089
Loss on disposal of assets	—	257	451	925
Legal settlements	—	1,017	350	2,037

Total costs and expenses	166,367	142,843	490,631	419,878

Income from operations	8,853	8,582	32,889	29,295
Other income (expense):
Interest income	66	68	214	156
Interest expense	(10)	(28)	(44)	(83)
Gain on investment settlement	—	—	289	614
Other income, net	198	57	628	391

Total other income	254	97	1,087	1,078

Income before income taxes	9,107	8,679	33,976	30,373
Income tax expense	2,268	2,343	9,555	8,674

Net income	$6,839	$6,336	$24,421	$21,699

Net income per share:
Basic	$0.24	$0.23	$0.87	$0.79

Diluted	$0.24	$0.22	$0.85	$0.75

Weighted average number of shares outstanding:
Basic	28,004	27,704	27,971	27,593

Diluted	28,850	29,223	28,859	29,093

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirty-Nine Weeks Ended
	October 2, 2012	September 27, 2011
Cash flows from operating activities:
Net income	$24,421	$21,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,148	24,847
Deferred income taxes	4,269	4,156
Stock-based compensation expense	3,241	3,375
Loss on disposal of assets	451	925
Gain on investment settlement	(289)	(614)
Changes in assets and liabilities:
Accounts and other receivables	3,608	2,298
Inventories	(103)	(27)
Prepaids and other current assets	1,691	(144)
Other assets, net	(2,740)	(1,152)
Accounts payable	4,496	365
Accrued expenses	1,439	(1,990)
Deferred rent	2,733	1,739
Deferred lease incentives	2,738	4,984
Other liabilities	1,825	512

Net cash provided by operating activities	77,928	60,973
Cash flows from investing activities:
Purchases of property and equipment	(85,772)	(69,362)
Proceeds from marketable securities sold	30,683	21,518
Purchases of marketable securities	(29,451)	(35,352)
Collection of notes receivable	195	77

Net cash used in investing activities	(84,345)	(83,119)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	740	1,337
Taxes paid on vested stock units under employee plans	(53)	—
Proceeds from exercise of stock options	1,319	4,390
Landlord contribution for tenant improvements, net	1,404	(3,174)

Net cash provided by financing activities	3,410	2,553

Net decrease in cash and cash equivalents	(3,007)	(19,593)
Cash and cash equivalents, beginning of period	22,391	31,518

Cash and cash equivalents, end of period	$19,384	$11,925

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—

Cash paid for income taxes	$2,374	$1,686

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$1,201	$405

Reduction of landlord contribution for tenant improvements	$1,200	$—

Stock-based compensation capitalized	$148	$137

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) and our wholly owned subsidiaries. The financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

Investments in marketable securities consist of the following (in thousands):

	October 2, 2012		January 3, 2012
	Amortized Cost	Average Maturity (1)	Amortized Cost	Average Maturity (1)
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$15,048	7 months	$22,005	8 months
Domestic corporate obligations	4,119	9 months	1,000	2 months

	$19,167		$23,005

Long-term marketable securities:
Municipal securities and direct agency obligations	$9,931	16 months	$5,643	17 months
Domestic corporate obligations	1,104	24 months	2,096	16 months

	$11,035		$7,739

(1)	Average maturity is determined from the respective balance sheet dates as reported in the table as the lesser of the original maturity date or the expected put date for each investment type.

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

For assets that are measured using quoted market prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs or, as described above, effectively Level 1. At October 2, 2012, we had approximately $49.6 million of cash and cash equivalents and marketable securities. Our marketable securities are held by institutional brokers, classified as held-to-maturity securities and reported at amortized cost, which approximates fair value. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invest in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses on these marketable securities to date, and we believe that we are not exposed to significant risk of loss on these marketable securities.

4. LONG-TERM DEBT

Line of Credit

On February 17, 2012, we entered into a $75 million unsecured revolving line of credit (“Line of Credit”) with a major financial institution. The Line of Credit expires on January 31, 2017, and may be used for working capital and other general corporate purposes. We utilize the Line of Credit principally for letters of credit that are required to support certain of our self-insurance programs and for working capital and construction requirements as needed. As of October 2, 2012, there were no funded borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $8.9 million. The Line of Credit bears interest at either LIBOR plus a percentage not to exceed 1.50%, or at a rate ranging from the financial institution’s prime rate to 0.75% below the financial institution’s prime rate based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. As of October 2, 2012, we were in compliance with these covenants.

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

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 2, 2012	September 27, 2011	October 2, 2012	September 27, 2011
Numerator:
Net income for basic and diluted net income per share	$6,839	$6,336	$24,421	$21,699

Denominator:
Weighted average shares outstanding – basic	28,004	27,704	27,971	27,593
Effect of dilutive common stock equivalents	846	1,519	888	1,500

Weighted average shares outstanding – diluted	28,850	29,223	28,859	29,093

For the thirteen weeks ended October 2, 2012 and September 27, 2011, there were approximately 0.3 million and 0.1 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive. For each of the thirty-nine weeks ended October 2, 2012 and September 27, 2011, there were approximately 0.2 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. RELATED PARTY

As of October 2, 2012, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.5% of our outstanding common stock. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution consortium whose participants are prominent regional foodservice distributors, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006 after an extensive competitive bidding process. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $58.6 million and $49.4 million of food, beverage, paper products and supplies for the thirty-nine weeks ended October 2, 2012 and September 27, 2011, respectively, which represents 24.4% and 24.3% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $4.7 million and $2.7 million, at October 2, 2012 and September 27, 2011, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and included in total cost of sales.

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

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). The Plan permits us to set the vesting terms and exercise period for awards in our discretion. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire ten years from date of grant. RSUs generally vest at 20% per year for non-GSSOP RSU grantees and generally cliff vest either at 33% on the third anniversary and 67% on the fifth anniversary or at 100% after five years for GSSOP participants.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 2, 2012	September 27, 2011	October 2, 2012	September 27, 2011
Labor and benefits stock-based compensation	$323	$465	$874	$1,171
General and administrative stock-based compensation	$806	$771	$2,367	$2,204
Capitalized stock-based compensation (1)	$49	$46	$148	$137

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The exercise price of the stock options under our stock-based compensation plans equals or exceeds 100% of the fair market value of the shares at the date of option grant. Stock option activity during the thirty-nine weeks ended October 2, 2012, was as follows:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at January 3, 2012	1,791	$18.53	1,113	$16.85
Granted	102	$46.04
Exercised	(76)	$17.36
Forfeited	(8)	$33.58

Outstanding options at October 2, 2012	1,809	$20.10	1,099	$17.00

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	October 2, 2012	September 27, 2011
Expected volatility	37.6%	39.2%
Risk free interest rate	0.7%	2.0%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$15.13	$13.33

U.S. GAAP requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage.

These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. We recorded stock-based compensation expense related to stock options of approximately $1.7 million during the thirty-nine weeks ended October 2, 2012. In addition, total unrecognized stock based compensation expense related to non-vested stock options was $3.4 million, which is expected to be generally recognized over the next five years.

Restricted Stock Units

Restricted stock unit activity during the thirty-nine weeks ended October 2, 2012, was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding RSUs at January 3, 2012	616	$20.48
Granted	93	$46.37
Vested or released	(167)	$19.71
Forfeited	(71)	$26.39

Outstanding RSUs at October 2, 2012	471	$25.37

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). We recorded stock-based compensation expense related to RSUs of approximately $1.5 million during the thirty-nine weeks ended October 2, 2012. In addition, total unrecognized stock-based compensation expense related to non-vested RSUs was $6.2 million, which is expected to be generally recognized over the next five years.

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

As of October 2, 2012, a reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2012	$870
Increase based on tax positions taken during the current period	60

Balance at October 2, 2012	$930

If approximately $0.8 million of the unrecognized tax benefit recorded was reversed, our effective tax rate would be impacted. Additionally, we anticipate a decrease of $0.5 million to our liability for unrecognized tax benefits within the next twelve-month period due to the settlement of potential outstanding liabilities.

Our uncertain tax positions are related to tax years that remain subject to examination by tax authorities. As of October 2, 2012, the earliest tax year still subject to examination by the Internal Revenue Service is 2008. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2007.

9. DIVIDEND POLICY AND STOCK REPURCHASES

We have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling and investing in our existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results and other factors our Board of Directors deem relevant. Our credit facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. We did not have any stock repurchases during the thirty-nine weeks ended October 2, 2012, and we currently do not have any plan to repurchase our common stock.

10. SUBSEQUENT EVENTS

On October 29, 2012, we announced that Gregory A. Trojan will join the Company as President and a director effective December 3, 2012. Gerald W. Deitchle, the Company’s current Chairman, President and Chief Executive Officer (“CEO”) will retire as CEO, effective February 1, 2013, and Mr. Trojan will succeed him as CEO on that date. Mr. Deitchle will continue as Chairman of the Company’s Board of Directors. Please refer to the related Form 8-K filed with the Securities and Exchange Commission on October 29, 2012.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q, as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2012, are not the only risks we face. These statements reflect our current perspectives and outlook with respect to the Company’s future expansion plans, key business initiatives, expected operating conditions and other factors. Moreover, we operate in a very competitive and rapidly changing environment, and new risk factors emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, also may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operation or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

These “forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;

•	the rate and scope of our planned future restaurant development;

•	the estimated total domestic capacity for our larger-format restaurants;

•	anticipated dates on which we will commence or complete the development and opening of new restaurants;

•	expectations as to the timing and success of the planned expansion of our contract brewing strategy for our proprietary craft beers and sodas;

•	expectations for consumer spending on casual dining restaurant occasions in general;

•	expectations as to the availability and costs of key commodities used in our restaurants and brewing operations;

•	expectations as to our menu price increases and their effect, if any, on revenue and results of operations;

•	expectations as to the effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;

•	expectations as to our capital requirements and actual or available borrowings on our line of credit;

•	expectations as to our future revenues, operating costs and expenses; and

•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

•	Our costs to construct new restaurants are susceptible to both material and labor cost fluctuations which could adversely affect our return on investment results for new restaurants.

•	Our increasing dependence on contract brewers could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer and sodas.

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

GENERAL

As of October 2, 2012, we owned and operated 125 restaurants located in the states of California, Texas, Florida, Arizona, Nevada, Colorado, Ohio, Oregon, Oklahoma, Washington, Kentucky, Indiana, Louisiana and Kansas. Our restaurants operate under the BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill®, or BJ’s Grill® names. Our menu features our BJ’s® award-winning, signature deep-dish pizza, our hand-tossed style pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our BJ’s Restaurant & Brewery® restaurants feature on-premise brewing facilities where BJ’s proprietary craft beers are produced for some of our restaurants. Currently, three of our restaurants have active brewing operations on-premise, while the remainder of our proprietary beer requirements is provided by third-party craft brewers (“contract brewers”) using our proprietary recipes. Our six BJ’s Pizza & Grill® restaurants are a smaller format, full-service restaurant when compared to our large format BJ’s Restaurant and Brewhouse® and BJ’s Restaurant and Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant and Brewhouse® format currently represents our primary expansion vehicle. In October 2011, we opened our first BJ’s Grill® location in Anaheim Hills, California. BJ’s Grill® is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements will be tested for potential application to our larger restaurants.

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

General and administrative costs include all corporate, field supervision and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include corporate management, field supervision and corporate hourly staff salaries and related employee benefits (including stock-based compensation expense and cash-based incentive compensation), travel and relocation costs, information systems, the cost to recruit and train new restaurant management employees, corporate rent, certain brand marketing-related expenses and legal, professional and consulting fees.

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

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Guest traffic for our restaurants is estimated based on representative values that we assign to certain menu items or individual guest tickets. In turn, these values are also utilized to calculate our estimated average guest check amount. Our effective menu pricing factor is estimated using a representative product sales mix and does not consider the effects of any subsequent promotional discounting or other retail price reductions.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended October 2, 2012 and September 27, 2011, are not necessarily indicative of the results to be expected for the full fiscal year.

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 2, 2012	September 27, 2011	October 2, 2012	September 27, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.7	24.7	24.7	24.7
Labor and benefits	35.0	34.2	34.7	34.4
Occupancy and operating	21.9	21.1	21.0	20.6
General and administrative	6.0	6.2	6.2	6.5
Depreciation and amortization	6.0	5.7	5.8	5.5
Restaurant opening	1.4	1.6	1.2	1.1
Loss on disposal of fixed assets	—	0.2	0.1	0.2
Legal settlements	—	0.7	0.1	0.5

Total costs and expenses	94.9	94.3	93.7	93.5

Income from operations	5.1	5.7	6.3	6.5
Other income (expense):
Interest income	—	—	—	—
Interest expense	—	—	—	—
Gain on investment settlement	—	—	0.1	0.1
Other income, net	0.1	—	0.1	0.1

Total other income	0.1	0.1	0.2	0.2

Income before income taxes	5.2	5.7	6.5	6.8
Income tax expense	1.3	1.5	1.8	1.9

Net income	3.9%	4.2%	4.7%	4.8%

Thirteen Weeks Ended October 2, 2012 (third quarter of 2012) Compared to Thirteen Weeks Ended September 27, 2011 (third quarter of 2011).

Revenues. Total revenues increased by $23.8 million, or 15.7%, to $175.2 million during the thirteen weeks ended October 2, 2012, from $151.4 million during the comparable thirteen week period of 2011. The increase in revenues consisted of an increase of approximately $20.9 million in sales from new restaurants not yet in our comparable sales base and an approximate 2.3% increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an estimated effective menu price increase factor of approximately 3.4%, partially offset by an estimated 1.1% reduction of guest traffic.

Our restaurants, like most in casual dining, are impacted by inflationary pressures for the costs of certain commodities, labor and other operating expenses. We attempt to offset the impact of inflation on our cost structure with purchasing economies of scale, productivity and efficiency improvements, menu merchandising and menu price increases.

If our guests do not accept our menu price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of any menu price increase could be negated and our operating margins could be adversely impacted. We currently expect our estimated effective menu price increase for fiscal 2012 to be in the 3% range on an annualized basis. However, depending on inflationary pressures, costs for key inputs and general economic conditions for consumer discretionary spending, our actual menu pricing for fiscal 2012 may be greater or less than our current expectations. Additionally, to help protect guest traffic and to respond to the actions of our competitors, we may consider the promotion of selective menu offerings or introduce new menu offerings at reduced or lower price points which could have the effect of further reducing any benefit from menu price increases. As a relatively small casual dining restaurant chain, we do not have the financial resources to match the marketing and advertising spending levels of our larger casual dining competitors. Accordingly, increased marketing and advertising spending by our larger competitors may also adversely impact general levels of guest traffic in our restaurants. Openings of new restaurants by competitors in our trade areas will also impact guest traffic in our respective restaurants. Furthermore, we believe that our overall guest traffic levels will also be dependent upon consumer confidence, discretionary consumer spending and other economic conditions including energy prices, commodity inflation and overall employment.

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

Cost of Sales. Cost of sales increased by $5.8 million, or 15.6%, to $43.2 million during the thirteen weeks ended October 2, 2012, from $37.4 million during the comparable thirteen week period of 2011. This increase was primarily due to the opening of 15 new restaurants since the thirteen weeks ended September 27, 2011. As a percentage of revenues, cost of sales remained stable at 24.7% for both the current thirteen week period and the prior year comparable thirteen week period. In general, we have experienced increases in the majority of our commodities during the thirteen weeks ended October 2, 2012. These commodity increases have been offset primarily through menu pricing and cost savings from our new distribution agreement that went into effect in July 2012.

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

We provide our customers a large variety of menu items and, as a result, we are not overly dependent on a single group of commodities. However, based on current trends and expectations, we believe the overall cost environment for food commodities will likely be subject to upward pressure for the remainder of 2012 and into 2013, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control, including the severe drought conditions in key domestic grain producing regions. While we continue to work with our suppliers to control food costs, and while we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not significantly increase due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items, fresh seafood and many produce items, or where we have currently chosen not to contract for long periods of time such as our ground beef. There are also certain commodity items, such as certain produce items and certain seafood items, in which the contracts principally consist of “collar” agreements whereby the costs are subject to floors and ceilings. It is our current intention to attempt to offset our expected commodity cost increases through certain cost savings and productivity/efficiency initiatives and menu mix shifts, coupled with selective menu price increases. However, there can be no assurance that we will be entirely successful in this respect.

The cost to produce and distribute our proprietary craft beer is included in our cost of sales. We currently have qualified three contract brewers to produce our high-quality craft beer. During fiscal 2012, we currently anticipate that our qualified contract brewers will produce approximately 70% to 75% of our estimated requirement of approximately 70,000 barrels of our proprietary craft beer.

Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume seasonal and specialty beers; however, we may eventually decide to move the majority of this production to contract brewers as we continue to grow our restaurant base and therefore increase our demand for our proprietary craft beer. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. Additionally, this allows our brewery department to focus on creating and developing distinctive and unique beer flavors for us as opposed to focusing on the production and logistics of large scale brewing. As a result, over the next several years, we expect that the production cost of our larger-volume proprietary craft beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer. However, freight costs from our contract brewing locations will likely absorb a large portion of those production cost savings for a period of time until we can further increase the number of restaurants we operate and negotiate more favorable terms with our transportation vendors. Additionally, the cost to produce our craft beers is subject to the same inflationary pressures that affect food commodities in general. Therefore, any savings that we may achieve by moving the production of our craft beers to larger scale contract brewers may be offset by increases in commodity costs. Contract brewers also produce substantially all of our craft soda and cider products, the costs of which are also included in our cost of sales.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $9.6 million, or 18.4%, to $61.3 million during the thirteen weeks ended October 2, 2012, from $51.8 million during the comparable thirteen week period of 2011. This increase was primarily due to the opening of 15 new restaurants since the thirteen weeks ended September 27, 2011. As a percentage of revenues, labor and benefit costs increased to 35.0% for the current thirteen week period from 34.2% for the prior year comparable thirteen week period. This percentage increase was principally due to incremental hourly labor resulting from the implementation of our new BJ’s Premier Rewards program, the introduction of our new “Beer Master” program for hourly team members and the accelerated rollout of our fall menu to late September this year, as well as higher hourly kitchen labor due to the intensiveness and complexity of some of our more recent menu offerings. Included in labor and benefits for the thirteen weeks ended October 2, 2012 and September 27, 2011 was approximately $0.3 million and $0.5 million, or 0.2% and 0.3% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

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

Occupancy and Operating. Occupancy and operating expenses increased by $6.4 million, or 20.1%, to $38.4 million during the thirteen weeks ended October 2, 2012, from $32.0 million during the comparable thirteen week period of 2011. This increase was primarily due to the opening of 15 new restaurants since the thirteen weeks ended September 27, 2011. As a percentage of revenues, occupancy and operating expenses increased to 21.9% for the current thirteen week period from 21.1% for the prior year comparable thirteen week period. This percentage increase was principally due to higher marketing, repairs and maintenance and general liability and property insurance costs.

General and Administrative. General and administrative expenses increased by $1.1 million, or 11.4%, to $10.4 million during the thirteen weeks ended October 2, 2012, from $9.4 million during the comparable thirteen week period of 2011. The increase in general and administrative costs was primarily due to higher field supervision and restaurant support costs. Also included in general and administrative costs in each of the thirteen weeks ended October 2, 2012 and September 27, 2011, was $0.8 million of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.0% for the current thirteen week period from 6.2% for the prior year comparable thirteen week period. This percentage decrease was primarily due to the reversal of approximately $1.0 million related to estimated 2012 cash-based incentive compensation accrued in prior quarters that, based on our actual performance to date, is currently not expected to be earned.

Depreciation and Amortization. Depreciation and amortization increased by $1.9 million, or 22.2%, to $10.6 million during the thirteen weeks ended October 2, 2012, from $8.6 million during the comparable thirteen week period of 2011. As a percentage of revenues, depreciation and amortization increased to 6.0% for the current thirteen week period from 5.7% for the prior year period. This percentage increase was principally a result of increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives.

Restaurant Opening. Restaurant opening expense was $2.4 million during the thirteen weeks ended October 2, 2012, and for the comparable thirteen week period of 2011. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. Restaurant opening expenses for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters.

Loss on Disposal of Assets. The loss on disposal of assets of approximately $0.3 million, or 0.2% of revenues, during the thirteen weeks ended September 27, 2011, primarily relates to the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Legal Settlements. Legal settlement expenses of approximately $1.0 million, or 0.7% of revenues, during the thirteen weeks ended September 27, 2011, related to the settlement of a California employment practices class action lawsuit that had been outstanding since fiscal 2009. We agreed to this settlement, which is subject to court approval, in order to avoid the costs, risks and uncertainties inherent in litigation and to eliminate the further diversion of Company management’s time and attention, and without admitting any liability on the part of the Company.

Interest Income. Interest income was $0.07 million during the thirteen weeks ended October 2, 2012, and for the comparable thirteen week period of 2011.

Interest Expense. Interest expense was $0.01 million during the thirteen weeks ended October 2, 2012, compared to $0.03 million during the comparable thirteen week period of 2011.

Other Income, Net. Other income, net, increased by $0.1 million, or 247.4%, to $0.2 million during the thirteen weeks ended October 2, 2012, from $0.1 million during the comparable thirteen week period of 2011. This increase in other income, net, was primarily due to an increase in the cash surrender value of certain life insurance programs under the Company’s deferred compensation plan.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended October 2, 2012, was 24.9% compared to 27.0% for the comparable thirteen week period of 2011. The effective income tax rate for the thirteen weeks ended October 2, 2012, differed from the statutory income tax rate primarily due to tax credits. We currently estimate our effective tax rate to be approximately 28% for fiscal 2012. However, our actual effective tax rate for fiscal 2012 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

Thirty-Nine Weeks Ended October 2, 2012 (third quarter to date of 2012) Compared to Thirty-Nine Weeks Ended September 27, 2011 (third quarter to date of 2011).

Revenues. Total revenues increased by $74.3 million, or 16.6%, to $523.5 million during the thirty-nine weeks ended October 2, 2012, from $449.2 million during the comparable thirty-nine week period of 2011. The increase in revenues consisted of an increase of approximately $61.2 million in sales from new restaurants not yet in our comparable sales base and an approximate 3.3% increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an estimated effective menu price increase factor of approximately 3.0%, coupled with an estimated 0.3% benefit from increased guest traffic.

Cost of Sales. Cost of sales increased by $18.5 million, or 16.7%, to $129.5 million during the thirty-nine weeks ended October 2, 2012, from $111.0 million during the comparable thirty-nine week period of 2011. This increase was primarily due to the opening of 15 new restaurants since the thirty-nine weeks ended September 27, 2011.

As a percentage of revenues, cost of sales remained stable at 24.7% for both the current thirty-nine week period and the prior year comparable thirty-nine week period. In general we have experienced increases in the majority of our commodities during the thirty nine weeks ended October 2, 2012. These commodity increases have been offset primarily through menu pricing and cost savings from our new distribution agreement which went into effect in July 2012.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $27.1 million, or 17.6%, to $181.7 million during the thirty-nine weeks ended October 2, 2012, from $154.6 million during the comparable thirty-nine week period of 2011. This increase was primarily due to the opening of 15 new restaurants since the thirty-nine weeks ended September 27, 2011. As a percentage of revenues, labor and benefit costs slightly increased to 34.7% for the current thirty-nine week period from 34.4% for the prior year comparable thirty-nine week period. This percentage increase was primarily related to higher hourly kitchen labor due to the intensiveness and complexity of some of our more recent menu offerings, as well as some incremental hourly labor related to certain 2012 sales building initiatives, offset by our ability to leverage our fixed and semi-fixed labor costs over a higher revenue base as a result of comparable sales increases. Included in labor and benefits for the thirty-nine weeks ended October 2, 2012 and September 27, 2011 was approximately $0.9 million and $1.2 million, or 0.2% and 0.3% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $17.8 million, or 19.3%, to $110.1 million during the thirty-nine weeks ended October 2, 2012, from $92.3 million during the comparable thirty-nine week period of 2011. This increase was primarily due to the opening of 15 new restaurants since the thirty-nine weeks ended September 27, 2011. As a percentage of revenues, occupancy and operating expenses increased to 21.0% for the current thirty-nine week period from 20.6% for the prior year comparable thirty-nine week period. This percentage increase was principally due to higher marketing, property and general liability insurance costs, partially offset by our ability to leverage the fixed component of these expenses over a higher revenue base as a result of comparable sales increases.

General and Administrative. General and administrative expenses increased by $3.3 million, or 11.2%, to $32.3 million during the thirty-nine weeks ended October 2, 2012, from $29.1 million during the comparable thirty-nine week period of 2011. The increase in general and administrative costs was primarily due to higher field supervision and support costs. Also included in general and administrative costs for the thirty-nine weeks ended October 2, 2012 and September 27, 2011, was $2.4 million and $2.2 million, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.2% for the current thirty-nine week period from 6.5% for the prior year comparable thirty-nine week period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base coupled with reduced cash-based incentive compensation expense in the current year.

Depreciation and Amortization. Depreciation and amortization increased by $5.3 million, or 21.3%, to $30.1 million during the thirty-nine weeks ended October 2, 2012, from $24.8 million during the comparable thirty-nine week period of 2011. As a percentage of revenues, depreciation and amortization increased to 5.8% for the current thirty-nine week period from 5.5% for the prior year period. This percentage increase was principally a result of increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives.

Restaurant Opening. Restaurant opening expense increased by $1.0 million, or 18.7%, to $6.0 million during the thirty-nine weeks ended October 2, 2012, from $5.1 million during the comparable thirty-nine week period of 2011. This increase was primarily due to opening costs related to 11 new restaurant openings during the thirty-nine weeks ended October 2, 2012, and two openings shortly thereafter as compared to nine new restaurant openings during the thirty-nine weeks ended September 27, 2011, and two restaurant openings shortly thereafter. Restaurant opening expenses for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters.

Loss on Disposal of Assets. Loss on disposal of assets decreased by $0.5 million, or 51.2%, to $0.5 million during the thirty-nine weeks ended October 2, 2012, from $0.9 million during the comparable thirty-nine week period of 2011. For the thirty-nine weeks ended October 2, 2012, these costs were primarily related to the write off of the remaining net book value of assets related to the closure and relocation of our smaller-format restaurant in Boulder, Colorado, coupled with the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Legal Settlements. Legal settlement expenses of approximately $0.4 million, or 0.1% of revenues, during the thirty-nine weeks ended October 2, 2012, related to the settlement of a trademark infringement civil action as compared to legal settlements of approximately $2.0 million, or 0.5% of revenues, during the thirty-nine weeks ended September 27, 2011, which related to the settlements of certain California employment practices lawsuits that had been outstanding since 2009.

Interest Income. Interest income increased by $0.06 million, or 36.5%, to $0.2 million during the thirty-nine weeks ended October 2, 2012, from $0.2 million during the comparable thirty-nine week period of 2011. This increase was primarily due to slightly higher interest rates compared to last year.

Interest Expense. Interest expense was $0.04 million during the thirty-nine weeks ended October 2, 2012, compared to $0.08 million during the comparable thirty-nine week period of 2011.

Gain on Investment Settlement. Gain on investment settlement of approximately $0.3 million and $0.6 million for the thirty-nine weeks ended October 2, 2012, and the comparable thirty-nine week period of 2011, respectively, relate to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities investment portfolio. Under the terms of the settlement agreement, we are entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012. In connection with this settlement, during the thirty-nine weeks ended October 2, 2012, and the comparable thirty-nine week period of 2011, certain of these aforementioned securities were redeemed at par, resulting in additional cash recoveries.

Other Income, Net. Other income, net, increased by $0.2 million, or 60.6%, to $0.6 million during the thirty-nine weeks ended October 2, 2012, from $0.4 million during the comparable thirty-nine week period of 2011. This increase was primarily due to greater gift card breakage income coupled with an increase in the cash surrender value of certain life insurance programs under the Company’s deferred compensation plan. Based on an analysis of our gift card program since its inception, we determined that at 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for the thirty-nine weeks ended October 2, 2012, was 28.1% compared to 28.6% for the comparable thirty-nine week period of 2011. The effective income tax rate for the thirty-nine weeks ended October 2, 2012, differed from the statutory income tax rate primarily due to tax credits. We currently estimate our effective tax rate to be approximately 28% for fiscal 2012. However, our actual effective tax rate for fiscal 2012 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	October 2, 2012	January 3, 2012
Cash and cash equivalents	$19,384	$22,391
Total marketable securities	$30,202	$30,744
Net working capital	$988	$12,831
Current ratio	1.0:1.0	1.2:1.0

	For The Thirty-Nine Weeks Ended
	October 2, 2012	September 27, 2011
Cash provided by operating activities	$77,928	$60,973
Capital expenditures	$85,772	$69,362

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

We obtain financial resources from our ongoing operations, employee stock option exercises and tenant improvement allowances from our landlords. Additionally, in the past we have obtained capital resources from public stock offerings. As an additional source of liquidity, we have a $75 million credit facility in place that expires on January 31, 2017.

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective for each of fiscal 2012 and 2013 is to achieve a low double-digit increase in total restaurant operating weeks from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2011 and 2012 openings, respectively. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not yet be large enough to generate enough cash flow from operations to totally fund our planned expansion over the longer run. We currently estimate the total domestic capacity for our “brewhouse” restaurant format to be at least 425 large format restaurants. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. While our operating lease obligations are not currently required to be reflected as indebtedness on our Consolidated Balance Sheets, the minimum rents and other related lease obligations, such as common area expenses, under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure.

We also require capital resources to evolve, maintain and increase the productive capacity of our existing base of restaurants and brewery operations and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant since our restaurant guests pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, in light of current conditions in the credit and real estate development markets, there can be no assurance that such allowances will continue to be available to us. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our restaurants. We may also decide to sell and then lease back the land that we own, depending on conditions in the sale/leaseback market and other factors. We currently expect to secure approximately $15 million of committed tenant improvement allowances, including proceeds from sale/leaseback transactions from our planned new restaurant openings during fiscal 2012. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build out our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $77.9 million of net cash from operations during the thirty-nine weeks ended October 2, 2012, representing a $17.0 million increase from the $61.0 million provided during the thirty-nine week period of 2011. The increase in cash from operating activities for the thirty-nine weeks ended October 2, 2012, in comparison to thirty-nine weeks ended September 27, 2011, is primarily due to the increase in net income and higher depreciation expense as a result of more restaurants in operation coupled with the timing of accounts payable payments and accrued expenses, partially offset by the timing of deferred lease incentives.

For the thirty-nine weeks ended October 2, 2012, total capital expenditures were approximately $85.8 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $62.7 million. These expenditures were primarily related to the construction of our 11 new restaurants that opened during the thirty-nine weeks ended October 2, 2012, as well as expenditures related to five additional restaurants expected to open in the fourth quarter of fiscal 2012. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $16.3 million and $6.8 million, respectively.

We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) on January 7, 2010, with respect to various types of securities not to exceed an aggregate value of $75 million. We do not have any immediate intentions or commitments to sell securities and will be required to file a post-effective amendment or file a new registration statement in the event we desire to publicly sell securities. The terms of any future offering of securities would be established at the time of such offering subject to market conditions. In addition, the Form S-3 also included the registration of 3,801,730 shares of common stock previously acquired by certain shareholders from the Company in various transactions several years ago. We registered those shares to fulfill our contractual obligations under a registration rights agreement with those shareholders. We may consider filing a new shelf registration either before or after the current shelf registration expires.

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

Our capital expenditures during fiscal 2012 will continue to be significant as we currently are on plan to open as many as 16 new restaurants, including one relocation of an existing restaurant earlier this year, in addition to our necessary maintenance and key initiative-related capital expenditures. As of November 6, 2012, we have entered into four signed leases for restaurants expected to open in fiscal 2013. Additionally, we expect to enter into several more leases, as well as purchase the underlying land for certain new restaurant locations, since we currently expect to open as many as 17 new restaurants, including one relocated restaurant, during fiscal 2013. We currently anticipate our total capital expenditure for fiscal 2012, including all expenditure categories and construction in process for restaurants to be opened in fiscal 2013, to be approximately $120 million. We expect to fund our anticipated capital expenditures for fiscal 2012 with current cash and investment balances on hand, expected cash flow from operations, proceeds from sale/leaseback transactions and expected tenant improvement allowances of approximately $15 million. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of October 2, 2012, we are not involved in any off-balance sheet arrangements.

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

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent. There can be no assurance that all of our future cost increases can be offset by higher menu prices or that higher menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. Many of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations. Our results of operations have historically been impacted by seasonality, which directly impacts tourism at our coastal California locations. The summer months (June through August) have traditionally been higher volume periods than other periods of the year. Additionally, our restaurants in the Midwest and Eastern states, including Florida, will be impacted by weather and other seasonal factors that typically impact other restaurant operations in those regions. Holidays (and shifts in the holiday calendar), severe winter weather, hurricanes, tornados, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

We believe that the fair value of our marketable securities equaled the quoted market price of our marketable securities at October 2, 2012.

We believe the carrying value of cash equivalents approximates fair value because of the short-term nature of those instruments.

Rewards Program

In July 2012, we introduced BJ’s Premier Rewards program to all of our restaurants. This program enables participants to earn points for each qualifying purchase. The points can then be redeemed for rewards including foods discounts, trips, events and other items. We measure our total rewards obligation based on the estimated number of guests that will ultimately earn and claim rewards under the program, and record the estimated related expense as reward points are accumulated. These expenses are accrued for and recorded as marketing expenses and are included in “Occupancy and Operating” expenses on our Consolidated Statement of Income.

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

The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, all of our restaurant leases and our restaurant support center lease are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The FASB has reopened the Exposure Draft for comments and has therefore not identified a proposed effective date for the issuance of the final standard. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. See Item 1A, Risk Factors, “Future changes in financial accounting standards may significantly change our reported results of operations” in this Form 10-Q.

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

Our market risk exposures are related to cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term marketable securities with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our marketable securities and, therefore, impact our cash flows and results of operations. For the thirty-nine weeks ended October 2, 2012, the average interest rate earned on cash and cash equivalents and marketable securities was approximately 0.7%. As of October 2, 2012, our cash and cash equivalents and marketable securities consisted of money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations with a cost or fair value of approximately $49.6 million. Cash may be in excess of FDIC insurance limits. The majority of our marketable securities, both short-term and long-term, are AAA-rated and directly or indirectly guaranteed by the U.S. Government. We believe we are not exposed to significant risk on cash and cash equivalents and marketable securities. The fair market value of our marketable securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of October 2, 2012, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are subject to private lawsuits, administrative proceedings and demands that arise in the ordinary course of our business and which typically involve claims from guests, employees and others related to operational, employment, real estate and intellectual property issues common to the foodservice industry. A number of these claims may exist at any given time. We are self-insured for a portion of our general liability insurance and our employee workers’ compensation programs. We maintain coverage with a third party insurer to limit our total exposure for these programs. We believe that most of our guest claims will be covered by our general liability insurance, subject to coverage limits and the portion of such claims that are self-insured. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not been ordered to pay punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims. We could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are ultimately determined to be liable. We currently believe that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

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

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

November 6, 2012	By:	/s/ GERALD W. DEITCHLE
Gerald W. Deitchle
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)