Form 10-K
period 2013-01-01
BJs RESTAURANTS INC
filed 2013-02-25
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, July 3, 2012, was $927,491,761, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 22, 2013, 28,139,375 shares of the common stock of the Registrant were outstanding.

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

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This Form 10-K contains “forward-looking” statements and other information that are based on the current beliefs of our management as well as assumptions made by and information currently available to us. When we use the words “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions in this Form 10-K, as they relate to us or our management, we are intending to identify “forward-looking” statements. These statements reflect our current perspectives and outlook with respect to BJ’s future expansion plans, key business initiatives, expected operating conditions and other factors. Moreover, we operate in a very competitive and rapidly changing environment, and new risk factors emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, also may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

“Forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;
•	the rate and scope of our planned future restaurant development;
•	the estimated total domestic capacity for our larger-format restaurants;
•	anticipated dates on which we will commence or complete the development and opening of new restaurants;
•	expectations as to the timing and success of any expansion of our contract brewing strategy for our proprietary craft beers and sodas;
•	expectations for consumer spending on casual dining restaurant occasions in general;
•	expectations as to the availability and costs of key commodities used in our restaurants and brewing operations;
•	expectations as to our menu price increases and their effect, if any, on revenue and results of operations;
•	expectations as to the effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;
•	expectations as to our capital requirements and actual or available borrowings on our line of credit;
•	expectations as to our future revenues, operating costs and expenses; and
•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

Some, but not all, significant factors that could prevent us from achieving our stated goals are set forth in Part I, Item 1A of this Annual Report on Form 10-K and include:

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
•

A significant number of our restaurants are concentrated in California, Texas and Florida, which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

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

•

Our internal brewing, contract brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected either as a result of different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations enacted to be promulgated by such governments or agencies.

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

ASSUMPTIONS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended January 1, 2013, January 3, 2012, December 28, 2010, December 29, 2009, and December 30, 2008, are referred to as fiscal years 2012, 2011, 2010, 2009, and 2008, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. All fiscal years presented in this Form 10-K, with the exception of fiscal year 2011, consisted of 52 weeks. Additionally, all quarters, with the exception of the fourth quarter in fiscal year 2011, consisted of 13 weeks. Fiscal year 2011 consisted of 53 weeks with a 14-week fourth quarter; therefore, all financial references to fiscal year 2011 assume 53 weeks of operations, unless noted otherwise. We have included in this Form 10-K certain discussions of financial information for fiscal 2011 on an adjusted 52-week comparative basis to assist readers in making comparisons to our current and prior fiscal years.

ITEM 1. BUSINESS

GENERAL

As of February 25, 2013, we owned and operated 130 restaurants located in the 15 states of California, Texas, Florida, Arizona, Nevada, Colorado, Ohio, Oregon, Oklahoma, Washington, Indiana, Kansas, Kentucky, Louisiana and New Mexico. Our restaurants operate under the BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill®, or BJ’s Grill® names. Our menu features our BJ’s award-winning, signature deep-dish pizza, our hand-tossed style pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our BJ’s Restaurant & Brewery® restaurants feature on-premise brewing facilities where BJ’s proprietary craft beers are produced for some of our restaurants. Currently, three of our restaurants have active brewing operations on-premise, while the remainder of our proprietary beer requirements is provided by third-party craft brewers (“contract brewers”) using our proprietary recipes. Our six BJ’s Pizza & Grill® restaurants are a smaller-format, full-service restaurant when compared to our large format BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant & Brewhouse® format currently represents our primary expansion vehicle. In October 2011, we opened our first BJ’s Grill® location in Anaheim Hills, California. BJ’s Grill® is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements will be tested for potential application to our larger restaurants.

The first BJ’s restaurant was opened in 1978 in Orange County, California and was focused on bringing the unique flavor of deep-dish pizza to southern California. We acquired the BJ’s restaurant concept in 1995 from its original founders. Our initial public offering of common stock occurred in 1996. Over the years we expanded the BJ’s concept from its beginnings as a small pizzeria to a full service, high energy casual dining restaurant with a broad menu including appetizers, specialty salads, soups, pizza, pastas, sandwiches, entrees and desserts. In 1996, we introduced our proprietary craft beers when we opened our first BJ’s Restaurant & Brewery® in Brea, California. Beginning in 2002, with the opening of our first restaurants in the state of Texas, we began using qualified third-party contract brewers to supply us with our proprietary beer due to certain liquor license restrictions in that state. Our differentiated, high-quality, craft beers have added a unique dimension to the BJ’s concept which further distinguishes BJ’s from many other restaurant concepts, and complements our signature pizza and many of our other menu items. Over the years, our proprietary beers have earned 30 medals at the Great American Beer Festival. Our restaurants also offer a large variety of high quality “guest” draft beers on tap to complement BJ’s high quality, proprietary beers and enhance BJ’s competitive positioning as a leading retailer of craft beer in the casual dining segment of the restaurant industry.

We compete in the casual dining segment of the restaurant industry, which is a large, highly fragmented segment with estimated annual sales in the $100+ billion range. The casual dining segment of the restaurant industry has become a fairly mature segment of the restaurant industry. According to some industry analysts and observers, the annual rate of sales growth for the segment has been gradually decreasing since 2004 as a result of increased competition from more innovative quick-service and “fast casual” restaurant concepts and other food-away-from-home retailers; a leveling off of certain favorable demographic trends (the number of two wage-earner households, etc.); and a perceived over-supply of casual dining restaurants compared to demand. We believe that, in addition to these factors, the segment has suffered from low levels of innovation and a general reduction in the overall quality and differentiation of many of the larger, more mature “mass market” casual dining chains that collectively operate several thousand “commoditized” restaurants. We believe that the BJ’s restaurant concept offers consumers a higher quality, more contemporary and approachable “casual-plus” dining experience with higher energy and relevance for about the same amount of money. Accordingly, our primary business objective is to continue our national expansion program and attempt to capture additional market share in the segment over time.

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

THE BJ’s RESTAURANT CONCEPT AND MENU

Our primary growth objective is to gradually expand the BJ’s “casual-plus” restaurant concept nationwide during the next several years and to consistently deliver the BJ’s dining experience at the “BJ’s Gold Standard of Operational Excellence” (i.e., by providing a genuine commitment to passionately connect with every guest, on every visit, through the flawless and relentless execution of every detail during every shift – to create and keep fanatical fans of BJ’s concept and brand). We believe that by delivering upon this commitment to our guests, we should have the best opportunity to generate significant repeat business and capture additional market share in the casual dining segment of the restaurant industry. To achieve these objectives, we plan to focus primarily on the opening of additional BJ’s Restaurant & Brewhouse® format restaurants in new and existing markets in a carefully controlled manner. The term “casual-plus” (or “premium casual” or “polished casual”) typically refers to a competitive positioning that has greater quality and differentiation when compared to the more mature, “mass market” casual dining concepts with average guest checks of $12.00 to $16.00, but not necessarily as extensive as the “upscale casual” concepts that typically have average guest checks well in excess of $16.00.

Our signature menu offering is our deep-dish pizza, which was introduced in 1978. Our unique version of deep-dish pizza is unusually light, with a crispy, flavorful, bakery-type crust. Our pizza is topped with high-quality meats, fresh vegetables and a blend of five cheeses. In addition to our signature deep-dish pizza, we also offer thin, flatbread pizzas. In September 2012, we introduced a traditional, hand-tossed pizza. In fiscal 2012, total pizza sales represented approximately 15% of our total restaurant sales.

In addition to pizza, we have a broad menu featuring appetizers, specialty salads, soups, pastas, sandwiches, entrees and desserts. Examples of our other menu offerings include Santa Fe Spring Rolls, BBQ Chicken Chopped Salad, Grilled Pork Chops, Chicken Marsala, Cajun Pasta, Fish Tacos, Balsamic Glazed Chicken, and our famous original BJ’s Pizookie® dessert. All of our menu items are prepared to order using high-quality ingredients. This broad menu, which we continually evolve, is an important factor in our differentiation from many other casual dining competitors. Over the last several years we have continued to evolve and differentiate our menu offerings. For example, we introduced our “Snacks and Small Bites” menu category in fiscal 2010, which features individual appetizers priced between $2.95 and $4.95. During fiscal 2011, we introduced our new Enlightened Entrées® menu category, consisting of several innovative menu offerings that contain 575 calories or less and in 2012 we introduced our hand-tossed pizza. Our menu entrees generally range in price from $7.25 to $22.95, and our daily lunch specials start at $5.95. We estimate that our average guest check in 2012, including beverages, was approximately $14.00. Our extensive menu and moderate pricing allow us to appeal to a variety of guests and dining occasions, including everyday lunch and dinner, special occasions, and late night business. We believe these competitive attributes were a significant factor in our achievement of relatively strong comparable restaurant sales increases of 3.2%, 6.6%, and 5.6% for fiscal 2012, 2011, and 2010, respectively, despite the very difficult and volatile environment for consumer discretionary spending during those years. There can be no assurance that increases in comparable restaurant sales will continue to be achieved in the future.

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

All of our restaurants feature our award-winning, proprietary craft beers, which we believe not only differentiates us from many other restaurant concepts, but also enhances our desire to provide greater quality and uniqueness to our guests. Approximately 9% of our total restaurant sales in 2012 consisted of our proprietary craft beers, which are freshly brewed and are not pasteurized. We also offer as many as 30 “guest” domestic and imported craft beers on our draft beer taps, in addition to a selection of bottled Belgian beers in the majority of our restaurants. Our expanded beer offerings are intended to enhance BJ’s competitive positioning as a leading retailer of craft beer in the casual dining segment of the restaurant industry. During 2012, approximately 30% of our proprietary beer was produced at our in-house breweries located in three of our restaurants, and then distributed to our other locations in a “hub and spoke” fashion. The remaining 70% of our proprietary beer was produced by other qualified contract brewers using our proprietary recipes. During 2012, our in-house breweries produced approximately 17,000 barrels of beer, and contract brewers produced approximately 39,000 barrels of beer for distribution to our restaurants. We expect our third party contract brewers will be producing the majority of our beers going forward. We also offer a selection of popular wines and spirits for sale in our restaurants. Alcoholic beverages, including our craft beers, represented approximately 22% of our total restaurant sales in 2012.

RESTAURANT OPERATIONS

Based on internal and publicly available data, we believe that our larger-format brewery and brewhouse restaurants, on average, generate relatively high guest traffic per square foot compared to many other casual dining concepts. Therefore, we have implemented operational systems and procedures to support our desire to run our restaurants “quality fast,” particularly at peak dining periods, in order to effectively and efficiently process every guest transaction. In order to serve our relatively large number of guests, we carefully select, train and supervise our restaurant-level employees (“team members”). The typical management team for a BJ’s Restaurant & Brewery® and BJ’s Restaurant & Brewhouse® consists of a General Manager, an Executive Kitchen Manager and four to five other managers depending on the sales volume for each restaurant. Additionally, each restaurant typically employs an average of approximately 150 hourly team members, many of whom are paid at the statutory minimum wage level and work part-time. The General Manager is responsible for the day-to-day operations of their restaurant, including hiring, training, and the development of personnel, as well as for sales and operating profit. The Executive Kitchen Manager is responsible for managing food quality and preparation, purchasing, inventories and kitchen labor costs.

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

Our Regional Kitchen Operations Managers report to a Regional or Senior Regional Vice President. Our Regional and Senior Regional Vice Presidents report to our Chief Restaurant Operations Officer who oversees all aspects of restaurant operations including kitchen and bar operations, restaurant facility management, new restaurant openings and the roll-out of key operational initiatives. All of our restaurants prepare detailed monthly operating budgets, and compare their actual results to their budgets. We also measure the productivity and efficiency of our restaurant operations using a variety of qualitative and quantitative statistical indicators such as kitchen ticket times, actual versus theoretical food waste, items produced or sold per labor hour, controllable operating costs per guest served and other activity measures.

Excluding our BJ’s Pizza & Grill® restaurants, our typical restaurant hours of operations are generally from 11:00 am to 12:00 am Sunday through Thursday and 11:00 a.m. to 1:00 a.m. Friday and Saturday. Our restaurants are typically open every day of the year except for Thanksgiving and Christmas. Most of our restaurants currently offer either in-house and/or third-party delivery service. Additionally, all restaurants offer call-ahead seating, on-line ordering for guest pick-up and reservations for larger sized parties.

Our goal is to staff our restaurants with qualified, trained and enthusiastic team members who desire to be an integral part of BJ’s fun, premium casual atmosphere and, at the same time, have the passion, intensity, work ethic and ability to execute our concept correctly and consistently on every shift. Prior experience in the restaurant industry is only one of the qualities management looks for in our restaurant team members. Enthusiasm, motivation, dependability, integrity, and the ability to interact well and connect with our guests and correctly execute our concept are some of the key qualities of BJ’s management and team members.

In order to maintain our high standards, all new restaurant hourly team members undergo formal training from certified Team Member Instructors at each restaurant. Our Team Member Instructors oversee the training by position for each new hourly team member and are also utilized to support our new restaurant openings. Our hourly team goes through a series of in-depth interactive and automated training for their respective positions. New restaurant managers are required to successfully complete an 11-week comprehensive advanced management training program dedicated to all aspects of the operation of our restaurants including both restaurateuring and restaurant business-related topics. Our restaurant management training program is directed by our Senior Vice President of Operations Talent Development and is closely monitored by our field supervision team. We continuously review our training curriculum for our hourly team members, new managers and our existing restaurant managers. Additionally, beginning in 2010, we added several new continuing education classes including our “Beermaster” program for all of our General Managers and “BJ’s Kitchen Academy” to develop additional Kitchen Managers. In addition to anti-harrassment instruction, in 2012, we added a “Respectful Workplace” program for all restaurant management.

Our future growth and success are highly dependent upon our ability to attract, develop and retain qualified restaurant management and hourly team members. We attempt to accomplish this by providing our team members with opportunities for increased responsibilities and advancement as well as performance-driven incentives based on both financial and guest satisfaction metrics. We also support our team members by offering what we believe to be competitive wages and, for eligible team members, competitive fringe benefits (including a 401(k) plan with a company match, medical insurance and dining discounts). Additionally, all of our General Managers, Executive Kitchen Managers, Regional Kitchen Operations Managers, Directors of Operations and certain brewery operations team members are eligible to be selected to participate in our Gold Standard Stock Ownership Program that operates under the authority of our 2005 Equity Incentive Plan (“the Plan”). This program is intended to be a long-term wealth building program based on awards of restricted stock units or other equity-based awards and is dependent on the participant’s extended service with us in their respective positions and their achievement of certain agreed upon performance objectives during that service period (generally five years).

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

Our BJ’s Restaurant & Brewhouse® format is currently expected to represent the vast majority of our planned new restaurant growth for the foreseeable future. We may also open new BJ’s Restaurant & Brewery® formats if operating an on-site brewery is the only legally permissible way to offer our proprietary craft beer in certain highly-desirable locations. We may also consider opening the smaller-format BJ’s Grill® or a smaller-format BJ’s Restaurant & Brewhouse® restaurant as fill-in locations in certain densely-populated, urban trade areas, or in smaller cities where a larger-format location could not be obtained or is not appropriate.

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

During fiscal 2012, we opened 16 new restaurants, including the relocation of an existing, smaller-format “Pizza & Grill” restaurant in Boulder, Colorado. As a result, we successfully achieved our stated goal to increase our total restaurant operating weeks by approximately 11% during the year based on a 52 to 53 week comparison (13% on a 52 to 52 week comparison). During 2013, we plan to open as many as 17 new restaurants, including one relocation of an existing older, smaller-format “Pizza & Grill” restaurant in Eugene, Oregon to a new site that can support a larger-format “Brewhouse” restaurant. We have targeted an approximate 12% increase in total restaurant operating weeks for fiscal 2013. Based on information currently available, during 2013 we expect to open as many as five restaurants during the first half of the year and as many as 12 restaurants in the second half of the year. However, there are a number of risks associated with opening new restaurants and entering new markets, and it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control, including those identified under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

We have signed leases or letters of intent for all of our potential restaurant openings for fiscal 2013. As of February 25, 2013, the following table sets forth information with respect to future restaurant locations that we expect to open in fiscal 2013 and beyond for which leases or purchase agreements have been executed:

Future Restaurants with Signed Leases
Florence, Kentucky
Oklahoma City, Oklahoma
Eugene, Oregon
Vienna, Virginia
Puyallup, Washington
Redmond, Washington

Future Restaurants with Underlying Land Purchased
Fort Collins, Colorado
Coral Springs, Florida
Jacksonville, Florida

We are currently negotiating additional leases and/or real estate purchases for potential future locations for fiscal 2013 and 2014. From time to time, we will evaluate opportunities to acquire and convert other restaurant locations or entire restaurant chains to the BJ’s Restaurant concept. However, we currently have no binding commitments (other than the signed leases or land purchase agreements set forth in the table above) or agreements to acquire or convert any other restaurant locations or chains to our concepts.

We typically enter into leases for our locations for primary periods of 15 to 20 years. We also negotiate for and obtain lease extension options in most instances. Our restaurants can either be freestanding or in-line, and we may utilize both ground leases and build-to-suit leases. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We generally are also responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out our leased premises. We may also expend cash for permanent structural additions that we make to leased premises. We also expend cash for restaurant preopening costs. At times, we may have some of our costs to open a restaurant effectively reimbursed to us by our landlords in the form of tenant improvement allowance incentives pursuant to agreed-upon terms in our leases. If obtained, these allowances usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. However, there can be no assurance that such allowances will be available for every potential location that we seek to develop into a new restaurant. Generally, a landlord will charge us additional rent for any allowances provided to us in this regard. We may also purchase the land underlying certain restaurant locations if it becomes available. However, it is not our current strategy to own a large number of land parcels that underlie our restaurants. In many cases, we subsequently enter into sale-leaseback arrangements for land parcels that we purchase.

TARGETED NEW RESTAURANT ECONOMICS

In selecting sites for our restaurants, an important objective is to earn a suitable rate of return on our investment. However, this return often cannot be meaningfully measured until our restaurants reach their mature run-rate levels of sales and profitability. Maturation periods vary from restaurant to restaurant, but generally range from two to five years. On average, we currently target a blended 25% return on our invested capital, and a blended 20% return on total invested capital, which includes our invested capital and a factor for the landlord’s invested capital (based on a capitalized value of minimum rents to be paid to the landlord) for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations. Our targeted returns on invested capital in new restaurants may change in the future, depending upon competitive conditions in the casual dining segment, real estate market conditions, construction and operating cost trends and other factors both within and outside of our control.

The aforementioned return-on-investment targets for our restaurant operations do not consider any allocations of opening costs, field supervision and corporate support expense; exclude non-cash items such as depreciation, amortization and equity-related compensation expense; exclude income taxes; and do not represent a targeted return on an investment in our common stock. Additionally, the actual performance of any new restaurant location will usually differ from its originally targeted performance due to a variety of factors, many of which are outside of our control, and such differences may be material. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of certain risks relating to the development and operation of our restaurants.

We generally target our new restaurants to achieve average annual sales at maturity of $5.5 million to $6.5 million, and we generally target an average “four wall” estimated operating cash flow margin in the range of 18% to 20% at maturity, after all occupancy expenses. Not all new restaurants are expected to achieve our average return-on-investment targets. Some may be targeted to achieve higher returns and some may be targeted to achieve lower returns, based on factors specific to each restaurant location. These factors include, among other things, the level of overall consumer and market awareness for our brand in the location’s general trade area; the specific occupancy structure and capital expenditure requirement for the location; the availability and amount of tenant improvement allowances; and the expected operating cost structure in the trade area (minimum hourly wages, local costs for fresh commodities such as produce, etc.).

Our prototypical BJ’s Restaurant & Brewhouse® location is approximately 8,500 productive square feet in size, and we generally target average annual sales per productive square foot to be in the range of $650 to $775. During 2012, our 114 restaurants that were open for the entire year achieved sales greater than $700 per productive square foot on average. Our investment costs for new restaurants vary significantly depending on a number of factors including, but not limited to their absolute sizes, layouts (custom or prototype), type of construction labor (union or non-union), local permitting requirements, the scope of any required site work, the cost of liquor and other licenses and hook-up fees, geographical location and facility type (brewery compared to brewhouse). In general, our gross cash investment for site improvements, buildings, other leasehold improvements and furniture, fixtures and equipment (excluding any tenant improvement allowances we may receive from landlords) currently averages approximately $570 per square foot for a typical free standing BJ’s Restaurant & Brewhouse®. We typically seek tenant improvement allowances in the range of $100 to $200 per square foot. However, not every location we develop into a restaurant will have such allowances available. During 2012, we opened 16 new restaurants, of which only ten restaurants received tenant improvement allowances. For these ten restaurants, our average tenant improvement allowance was approximately $135 per square foot. Due to the current unfavorable conditions in the general economy and the credit markets that have impacted the financial positions and flexibility of many retail project developers, we currently expect that fewer tenant improvement allowances will likely be available for the foreseeable future.

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

RESTAURANT OPENING EXPENSES

Restaurant opening expenses (also referred to as “preopening” expenses) include incremental out-of-pocket costs that are directly related to the openings of new restaurants that may not be otherwise capitalized. As a result of the more complex operational nature of our “casual-plus” restaurant concept compared to that of a typical casual dining chain restaurant, the preopening process for our new restaurants is more extensive, time consuming and costly. The preopening expense for one of our restaurants usually includes costs to compensate an average of six to seven restaurant management team members prior to opening; costs to recruit and train an average of 150 hourly restaurant team members; wages, travel and lodging costs for our opening training team and other support team members; costs for practice service activities; and straight-line minimum base rent during the construction and in-restaurant training period in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Preopening expenses will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly team members required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant. The acquisition of our necessary operating licenses and permits may also be dependent on our landlords obtaining their licenses and permits, as well as fully completing their construction activities for the retail projects in which our leased premises are located.

Our preopening expense for a prototypical BJ’s Restaurant & Brewhouse® location averaged approximately $0.5 million in 2012. Preopening expenses will be higher for non-prototypical, “custom footprint” restaurants and for a restaurant’s initial entry into a new market. During fiscal 2013, we plan to open our first two restaurants in the Maryland/Northern Virginia market, where we expect to incur initially higher preopening costs. We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred.

BREWERY OPERATIONS

Sales of our proprietary recipe, craft beers represented approximately 9% of our total restaurant sales during fiscal 2012. In substantially all of our restaurants we also offer a wide selection of other popular craft beers on tap. Accordingly, total sales of beer represented approximately 12% of our total restaurant sales during fiscal 2012.

On average, each of our larger-format restaurants utilized approximately 500 barrels of our proprietary craft beer during fiscal 2012. Our internal brewery operations originated in 1996 with the opening of the first large-format BJ’s Restaurant & Brewery® location in Brea, California, which included our first on-site brewery. The Brea BJ’s Restaurant & Brewery® serviced not only that restaurant, but also several other California restaurants, using a “hub and spoke” production and distribution model that is legally permitted in California with certain limitations and restrictions. Over the years we gradually increased the number of our on-site breweries. Starting in 2002, we also began utilizing qualified contract brewers to produce our beer in Texas and other jurisdictions where the “hub and spoke” production model was not legally permitted. In 2012, our internal breweries produced approximately 17,000 barrels of beer, and contract brewers produced approximately 39,000 barrels of beer. Our on-site breweries are typically staffed with a head brewer and an assistant brewer, who report to a brewing director. Production planning and quality control are monitored by our corporate brewery operations department which is led by our Senior Vice President of Brewing Operations. Additionally, our on-site and contract breweries periodically send out samples of each batch of BJ’s beer to an independent laboratory for quality control testing purposes.

The continued growth of our restaurant locations has resulted in a commensurate increase in our requirement for our proprietary craft beer. As a result of that growing requirement, and also in light of the constraints imposed by various state “tied-house” laws which regulate how alcoholic beverages are manufactured, distributed and marketed, we decided in 2002 to begin accessing the services of additional, larger-scale contract brewers with greater economies of scale and quality control capabilities. We also concluded that the “brewpub” method of brewing beer per individual restaurant, while legally permitted in most states, was an excessively costly and inefficient way to build a national restaurant operation with a significant, proprietary craft beer component. We currently believe that larger-scale contract brewing under our indirect supervision represents the optimal production method for our craft beers as we continue the expansion of our restaurants nationally. We also believe that the average production cost per barrel of beer can be gradually reduced over the longer term as a result of large-scale contract brewing. However, freight costs from our current contract brewing locations will likely absorb a large portion of those production cost savings until we can increase the number of restaurants we operate and obtain increased efficiencies within our beer distribution network. Provided that these larger-scale contract brewing relationships prove to be satisfactory, we intend to continue to gradually expand our contract brewing capabilities and gradually rebalance our remaining internal beer production activities to focus on our specialty, seasonal, and research and development beers. As part of this rebalancing effort, we may elect to decommission additional internal breweries, which may result in the disposal of brewery related assets. We will continue to evaluate the benefits of internal brewing versus contract brewing and consider factors such as availability of adequate production capacity, brewery quality control procedures, federal and state laws, consistency of corporate and brand strategy, and the operating and capital costs associated with contract brewing versus the costs of brewery ownership. We estimate our total proprietary beer requirement to be approximately 70,000 barrels for fiscal 2013, with approximately 75% of that requirement expected to be produced by contract brewers. Contract brewers will also produce substantially all of our craft sodas and cider products. As of February 25, 2013, we still have three restaurants with active brewing operations (one large production brewery in Reno and two smaller research & development breweries in Chandler and Boulder).

Our proprietary root beer soda has been offered to guests in our restaurants for several years and is one of our most popular non-alcoholic beverages. In the past, we have produced this product in one or more of our internal breweries and arranged for its shipment to our restaurants either in finished kegs or in syrup form for further “brewing” at the restaurants, depending on the configuration of each restaurant’s physical facility. During the past few years, we have added other flavors to our proprietary craft sodas product line, including cream soda, orange and black cherry. Based on the steadily increasing popularity and sales of these products, we decided during 2010 to outsource their production to a third-party contractor that possesses greater capacity and production economies of scale than we do.

Our increasing dependence on contract brewers could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer and sodas. Refer to “Item 1A – Risk Factors” in this Form 10-K.

MARKETING AND ADVERTISING

We believe that the most effective method, over the long run, to protect and enhance our guest visit frequency is to spend our marketing dollars on the plate and provide better food quality, service and facilities to our guests. However, with the slowdown of the national economy and the maturation of the casual dining segment of the restaurant industry, we have been prudently increasing our marketing expenditures to improve our overall awareness in the markets that we operate. This has allowed us to maintain our “top-of-mind awareness” with consumers and to promote our new menu offerings and guest services. Additionally, during 2012, we introduced “BJ’s Premier Rewards” guest loyalty program to all of our restaurants which enables participants to earn points for each qualifying purchase and redeem the points for rewards including foods discounts, trips, events and other items. We believe our guest loyalty program will allow us to better connect with our guests by enhancing the overall dining experience. While we continue to refine the structure and operation of our loyalty program, there can be no assurance that it will prove to be successful. During 2012 we also tested a limited flight of television advertising in three of our markets with the goal of building additional brand awareness. Additional television tests are contemplated during fiscal 2013 in selected markets; however, no decision has been made to commit to sustained television advertising levels in any of our markets.

Our marketing related expenditures were approximately 1.5%, 1.2%, and 0.8% of revenues for 2012, 2011, and 2010, respectively. We intend to continue investing approximately 1.5% to 2.0% of our revenues in marketing-related activities in 2013. However, depending on the current operating conditions for casual dining restaurants, we may decide to increase or decrease our marketing expenditures beyond our current expectations. In addition to our “top-of-mind awareness” advertising that utilizes print and internet-based media, we may also utilize targeted reduced-price offers for certain restaurants in certain trade areas, from time to time, to stimulate guest trial and frequency. Additionally, we are actively using social media (Facebook®, Twitter® and

Google+) to engage our guests by providing an interactive forum for them to relate with us (and each other), as well as to learn what is new and exciting in our restaurants.

CHARITABLE ACTIVITIES

The BJ’s Restaurants Foundation (the “Foundation”), a 501(c)(3) qualified non-profit charitable organization, is principally dedicated to supporting charities that benefit children’s healthcare and education, with a primary focus on the Cystic Fibrosis Foundation (“CFF”). Our Chairman of the Board of Directors and three of our current executive officers currently serve on the Foundation’s six-person board of directors. We also focus on the support of other local community and charitable causes, providing food and other resources for many worthwhile charitable events. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which supports CFF by donating a portion of our Pizookie® sales to CFF. In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training programs. As a collective result of these programs combined with programs administered by the Foundation, we donated $0.5 million, $0.6 million, and $0.5 million to CFF during fiscal 2012, 2011, and 2010, respectively.

The Foundation’s Team Action to Support Communities (“TASC Force”) program recognizes and rewards the volunteer efforts of our restaurant team members across the country as they help to give back to the communities in which our restaurants do business. The TASC Force program received the prestigious Restaurant Neighbor Award in the large business category for 2009 from the National Restaurant Association. The TASC Force teams have helped fulfill the wishes of special needs kids, placed flags in a national cemetery by the graves of fallen soldiers, painted over unsightly graffiti and helped clean up beaches, parks and school grounds. In addition, the TASC Force teams have hosted blood drives, worked with Special Olympics, painted houses for elderly citizens, supported Habitat for Humanity and re-built playgrounds. The TASC Force teams have also worked at food banks, participated in fundraising runs and walkathons and delivered food to families in need.

INFORMATION SYSTEMS

We believe it is extremely important to provide our operators with state of the art technology so that they can better serve our guests in a more productive and efficient manner. These technologies include an automated kitchen display system (“KDS”) and bar display system (“BDS”), a web-based labor scheduling and productivity analyzer system, a theoretical food cost system and an automated front desk table management system. Each of these systems is integrated into our Point of Sale (“POS”) system which is used to record sales transactions, send menu orders to our kitchen, batch and transmit credit card transactions, record team member time clock information and to produce a variety of management reports. Our KDS is an automated routing and cooking station balancing system which improves cooking station productivity, synchronizes order completion, provides valuable ticket time and cooking time data, and allows for more efficient levels of labor without sacrificing quality. Our BDS is an automated routing and beverage station balancing system which improves beverage station productivity by further leveraging our automation capability. Additionally, our web-based labor scheduling and productivity analyzer automates the labor scheduling for the managers and team members and produces a number of real-time key performance indicators and productivity reports for our management team. Our theoretical food cost system and automated food prep system allow us to better measure our product yields and waste in our kitchens and help reduce kitchen errors and eliminate excessive waste. Our automated front desk table management system helps us to better optimize the overall seating efficiencies and “table turns” in our restaurants and our human capital management system improves our ability to manage the talent development of our team members. In 2012, we implemented a new technology infrastructure co-location data center to further minimize the risk of service disruptions and improve operational support. Many of our analytical systems provide information to our restaurant support center and our field supervision organization on a daily basis, which enables our senior management to monitor certain metrics of our business on a daily, weekly and monthly basis. This toolset was also extended further as we implemented a mobility-enabled system that provides our operations leadership with near real-time visibility to key restaurant metrics.

Going forward, we will continue to develop restaurant and support technologies that help improve financial management, cost control, the guest experience and team member effectiveness. During fiscal 2013, we plan to implement a series of new technologies at the restaurant including, but not limited to, a new team member portal to help us more effectively communicate and engage with our team members and an advanced online ordering platform that improves guest convenience and speed of ordering thereby increasing our capacity outside of the restaurant’s four walls. We will also further leverage the foundation set forth in 2012 by continuing to expand the services that our co-location data center hosts as well as a series of tests related to pay at the table options for our guests.

SUPPLY CHAIN MANAGEMENT

Our supply chain department, working together with our culinary research and development team, is responsible for the selection and procurement of all of our food ingredients, beverages, products and supplies for our restaurants and brewery operations. This department, in conjunction with our brewery operations department, also manages our third-party contract brewing and craft soda production arrangements. Additionally, the supply chain department also manages procurement agreements in the areas of energy, transportation and general corporate services. We seek to obtain the highest quality menu ingredients, products and supplies from reliable, approved sources at competitive prices. We continually research and evaluate various food ingredients, products and supplies for consistency and quality and compare them to our detailed specifications. Ingredient specifications are mandated by the supply chain department in order to consistently maintain the highest quality ingredients and operational materials. In order to maximize operating efficiencies between purchase and usage, each restaurant’s executive kitchen manager determines daily usage requirements for food ingredients, products and supplies for their restaurant and places all orders with vendors approved by our supply chain department. Our executive kitchen managers also inspect our deliveries to ensure that the items received meet our quality specifications and negotiated prices. For many of our menu ingredients, we have arranged for acceptable alternative manufacturers, vendors, growers and shippers available in order to reduce risk in our supply chain.

Where economically feasible and possible, we attempt to negotiate both short-term and long-term contracts for key commodities used in the preparation of our food and beverage offerings, based on our expected requirements for each fiscal year. If our attempts are successful, most of our contracts typically range in duration from three to twelve months, and are generally set to expire at the end of calendar quarters (if quarterly in duration) or at the end of our fiscal year (if annual in duration). We attempt to contract for the majority of our more significant commodities (chicken, beef and wheat-based products) for various periods of time with the objective of stabilizing our costs and ensuring product availability. However, there is no assurance that we will be able to continue to do so in light of the continuing volatility in the supplies and costs for many food commodities in general. Although we currently do not directly engage in future contracts or other financial risk management strategies with respect to potential commodity cost fluctuations, from time to time we may opportunistically request that our suppliers consider doing so to help minimize the impact of potential cost fluctuations. Suppliers will typically pass the costs of such strategies along to us, either directly or indirectly.

Commencing in 2009, we entered into a three-year distribution agreement with Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States. This agreement, which expired in June 2012, was replaced with a new five-year agreement with DMA effective July 2012, after conducting an extensive competitive bidding process. Jacmar Foodservice Distribution, an affiliate of one of our larger shareholders, is a member of DMA and is the primary distributor of food and operating supplies for our California and Nevada restaurants. See “Related Party Transactions.” We have a non-exclusive contract with DMA on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies.

Additionally, in 2006 we entered into an agreement with the largest nationwide foodservice distributor of fresh produce in the United States to service most of our restaurants and, where licensed, to distribute our proprietary craft beer to our restaurants. This distributor currently delivers our proprietary craft beer to approximately 60% of our restaurants. If our relationship with this distributor were discontinued, we would pursue alternative distributors. However, it may take some time to enter into replacement distribution arrangements, and our costs for distribution may increase as a result.

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

Our restaurant concept is a relatively small “varied menu” casual dining competitor when compared to the mature “mass market” chains, with approximately half of our restaurants currently located in one state – California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major casual dining chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources. Accordingly, we must be prepared to constantly evolve and refine the critical elements of our restaurant concept over time to protect our longer-term competitiveness. Additionally, due to the continuing difficult operating environment for casual dining restaurants, coupled with continuing pressure on consumer spending for restaurant occasions, in general, we expect that our larger chain restaurant competitors will continue to allocate even more resources to their national media advertising and discounting programs in order to protect their respective market shares, which could have an adverse effect on our sales and results of operations.

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

RELATED PARTY TRANSACTIONS

As of January 1, 2013, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.3% of our outstanding common stock. In addition, James Dal Pozzo, the President of Jacmar, serves on our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution consortium whose participants are prominent regional foodservice distributors, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006 after an extensive competitive bidding process. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $78.0 million, $68.0 million, and $58.0 million of food, beverage, paper products and supplies for fiscal 2012, 2011, and 2010, respectively, which represented 23.9%, 24.3%, and 24.6% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $3.7 million and $0.3 million, at January 1, 2013 and January 3, 2012, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and are included in total cost of sales.

GOVERNMENT REGULATIONS

We are subject to various federal, state and local laws, along with rules and regulations, that affect our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, building, land use, health, safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties obtaining or maintaining the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or could adversely affect the operation of an existing restaurant. We believe, however, that we are in compliance in all material respects with all relevant laws, rules, and regulations. Furthermore, we have never experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open a new restaurant or to continue the operation of an existing restaurant. Additionally, we are not aware of any environmental regulations that have had or that we believe will have a materially adverse effect upon our operations.

During fiscal 2012, approximately 22% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including minimum age of patrons and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses or permits to date. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

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

Various federal and state labor laws, along with rules and regulations, govern our relationship with our team members, including such matters as minimum wage, overtime, working conditions, safety and work eligibility requirements. Significant additional governmental mandates such as an increased minimum wage, an increase in paid leaves of absence, mandates on in health benefits and insurance or increased tax reporting and payment requirements for team members who receive gratuities, could negatively impact our restaurants. We are also subject to the regulations of the Immigration and Customs Enforcement (“ICE”) branch of the United States Department of Homeland Security. In addition, some states in which we operate have adopted immigration employment protection laws. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our team members may not meet federal work eligibility or residency requirements, despite our efforts and without our knowledge, which could lead to a disruption in our work force. Additionally, our suppliers may also be affected by various federal and state labor laws which could result in supply disruptions for our various goods and services or higher costs for goods and services supplied to us.

We are also subject to various laws and proposals regarding health insurance and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling. The comprehensive U.S. health care reform law enacted in 2010, the Patient Protection and Affordable Care Act , requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. We are evaluating the impact the new law will have on us, and although we cannot predict with certainty the financial and operational impacts the new law will have, we expect that the requirement will have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The most significant increase in costs will likely begin in 2014. Such increases will likely impact our labor costs. Alternatively, if we choose not to provide the required health insurance or if some employees do not qualify for the required insurance, our employee culture may be harmed and we may face adverse publicity that negatively impacts our brand.

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

We are subject to federal and state environmental regulations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2012, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

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

TEAM MEMBERS

At February 25, 2013, we employed approximately 16,250 team members at our 130 restaurants. Most of our team members in our restaurant operations provide their services on a part-time basis. We also employed approximately 180 team members at our restaurant support center and in our field supervision organization. We believe that we maintain favorable relations with our team members. Currently, no unions or collective bargaining arrangements are in place at our Company.

INSURANCE

We maintain workers’ compensation, general liability, property insurance and other insurance coverage with deductibles and limits that we believe are currently appropriate for our operations. However, we are self-insured for a portion of our team member workers’ compensation program and our general liability program. We maintain coverage with a third party insurer to limit our total exposure for these programs. There is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits, that we can continue to obtain and maintain such insurance at all or that our premium costs will not rise to an extent that they adversely affect our ability to economically obtain or maintain such insurance. While we also carry employment practices insurance, a settlement or judgment against us in excess of, or outside of, our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position and business. See “Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances” in “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and senior management as of February 25, 2013:

Name	Age	Position
Gregory A. Trojan	53	President, Chief Executive Officer and Director
Gregory S. Levin	45	Executive Vice President, Chief Financial Officer and Secretary
Gregory S. Lynds	51	Executive Vice President and Chief Development Officer
Wayne L. Jones	53	Executive Vice President and Chief Restaurant Operations Officer
John D. Allegretto	49	Chief Supply Chain Officer
Matthew D. Hood	43	Chief Marketing Officer
Brian S. Krakower	42	Senior Vice President and Chief Information Officer
Kendra D. Miller	38	Senior Vice President and General Counsel
Alexander M. Puchner	51	Senior Vice President, Brewing Operations
Lon F. Ledwith	55	Senior Vice President, Operations Talent Development
Christopher P. Pinsak	48	Senior Regional Vice President of Operations

GREGORY A. TROJAN has served as our President and a member of the Company’s Board of Directors since December 3, 2012, and as our Chief Executive Officer since February 1, 2013. Prior to joining the Company, Mr. Trojan was employed by Guitar Center, Inc., a leading retailer of musical instrument products where he served as President, Chief Executive Officer and Director from November 2010 to November 2012 and as President, Chief Operating Officer and Director from October 2007 to November 2010. From 1998 to 2006, Mr. Trojan served as Chief Executive Officer of House of Blues Entertainment, Inc., an operator of restaurant and music venues, concerts and media properties, having served as President from 1996 to 1998. Prior to that, he held various positions with PepsiCo from 1990 to 1996, including service as an executive officer and eventually as Chief Executive Officer of California Pizza Kitchen, Inc., when it was owned by PepsiCo. Earlier in his career, Mr. Trojan was a consultant at Bain & Company, the Wharton Small Business Development Center and Arthur Andersen & Company. Mr. Trojan has previously served on the Board of Directors at Oakley Inc. from June 2005 to November 2007. Since March 2010, he has served as a director of Domino’s Pizza, Inc.

GREGORY S. LEVIN has served as our Chief Financial Officer since September 2005. He was promoted to Executive Vice President in October 2007 and added the post of Secretary in June 2008. From February 2004 to August 2005, Mr. Levin served as Chief Financial Officer and Secretary of SB Restaurant Company, a privately held company that operates the Elephant Bar Restaurants. From 1996 to 2004, Mr. Levin was employed by California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President, Chief Financial Officer and Secretary. Earlier in his career, he served as an audit manager with Ernst & Young LLP.

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

BRIAN S. KRAKOWER has served as our Senior Vice President and Chief Information Officer since February 2013. Prior to joining the Company, Mr. Krakower served as Chief Technology Officer for Restaurant Revolution Technologies, a restaurant order management technology solutions company. From 2007 to 2012, Mr. Krakower was employed by California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President of Information Technology. From 2003 to 2007, Mr. Krakower served as Senior Director of Information Technology — Corporate Systems for The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants. Prior to that, Mr. Krakower was employed by House of Blues Entertainment, Inc., an operator of restaurant and music venues, concerts and media properties, where he served as their Senior Director of Information Systems & Technology from 1997 to 2003.

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

As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook® and Twitter® to attract and retain guests. We also are initiating a multi-year effort to implement new technology platforms (for example, our new guest loyalty program that was introduced companywide in July 2012) that should allow us to improve our level of digital engagement with our guests and team members and thereby help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful; resulting in expenses incurred without the benefit of higher revenues or increased employee engagement.

There has been a significant increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites and other forms of Internet-based communications which allow individuals’ access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In sum, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Our brand could also be confused with brands that have similar names, including but not limited to brands such as BJ’s Wholesale Club and other unaffiliated restaurants that use “BJ’s” in their names. As a result, our brand value may be adversely affected by any negative publicity related to others that use “BJ’s” in their brand names. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business

In addition, our ability to successfully develop new restaurants in new markets may be adversely affected by a lack of awareness or acceptance of our brand in these new markets. To the extent that we are unable to foster name recognition and affinity for our brand in new markets, our new restaurants may not perform as expected and our growth may be significantly delayed or impaired.

Any deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.

Our country is currently operating in a very difficult and volatile environment for consumer discretionary spending, and we believe this operating environment will continue through at least 2013. The ongoing impacts of the housing crisis, high unemployment, increased taxes on consumers and weaker-than-anticipated job creation, coupled with the current turmoil in many oil-producing countries in the Middle East and North Africa, may further exacerbate current economic conditions. As such, our restaurant guests may remain apprehensive about their job security, their personal asset values and the overall economy and further constrain their level of discretionary spending and have less money for discretionary spending as a result of job losses, foreclosures, bankruptcies, increased fuel and energy costs, increased food and commodity costs, higher interest rates, higher taxes, reduced access to credit and lower home prices. Any resulting decreases in guest traffic or the average expenditure per guest will negatively impact our financial results, since reduced sales result in the deleveraging of the fixed and semi-fixed costs in our operations and thereby cause downward pressure on our operating profits and margins. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

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

•	any unforeseen engineering or environmental problems with the leased premises;
•	our ability to hire, train and retain additional management and restaurant personnel;
•	our ability to secure governmental approvals and permits, including liquor licenses;
•	our ability to make satisfactory arrangements for the delivery of our proprietary craft beer;
•	our ability to successfully promote our new restaurants and compete in the markets in which our new restaurants are located;
•	weather conditions or natural disasters; and,
•	general economic conditions.

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

Any deterioration in general economic conditions could have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.

Any deterioration in general economic conditions could result in our landlords being unable to obtain financing or remain in good standing under their existing financing arrangements which could result in their failure to satisfy obligations to us under leases, including failures to fund or reimburse agreed-upon tenant improvement allowances. Any such failure could adversely impact our operations. Our restaurants are generally located in retail developments with nationally recognized co-tenants, which help increase overall guest traffic into those retail developments. Some of our co-tenants have or may cease operations in the future or have deferred openings or failed to open in a retail development after committing to do so. These failures may lead to reduced guest traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower guest traffic at our restaurants. If these retail developments experience high vacancy rates, we could experience decreases in guest traffic. As a result, our results of operations could be adversely affected. The credit and lending industry continue to be restrictive. Lenders are taking a more active role in reviewing tenant leases and prospective tenancies and have been more restrictive in approving tenancies and financing. This may affect our ability to lease sites at as favorable terms as we have received in the past.

In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail centers, we may experience a drop in the level of quality of such centers where we operate restaurants. Our future development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) due to the instability in the credit markets and recent declines in consumer spending, which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.

Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated revenues and financial results, including a potential impairment of the long-lived assets of certain restaurants.

As of February 25, 2013, 39 of our 130 restaurants were opened within the last three fiscal years. The results achieved by these newer restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. There can be no assurance that any new restaurant that we open will have similar operating results to those of prior restaurants. Our newer restaurants typically take several months, or even longer, to reach targeted levels of productivity due to inefficiencies typically associated with new restaurants. Accordingly, incremental sales from newly-opened restaurants generally do not make a significant contribution to our total operating profits in their initial months of operation. We make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets in accordance with U.S. GAAP. An impairment charge is required when the carrying value of the restaurant exceeds the estimated undiscounted future cash flows of the restaurant, in which case the restaurant assets are written down to estimated fair value. The projection of restaurant future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If the restaurant’s actual results differ from our estimates, charges to impair the restaurant’s assets may be required. If impairment charges are significant, our results of operations could be adversely affected.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue opening new restaurants and currently expect to open as many as 17 new restaurants during 2013, including one relocation of an existing restaurant. We may also consider the internal development or acquisition of additional restaurant concepts in the future, and we may also evaluate potential joint ventures to supplement our pace of expansion. Our continued expansion will increase demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.

Our opening costs continue to be significant and the amount incurred in any one year or quarter is dependent on the number of restaurants expected to be opened during that time period. As such, our decision to either decrease or increase the rate of openings may have a significant impact on our financial performance for that period of time being measured. Therefore, if we decide to reduce our openings, our comparable opening costs will be lower and the effect on our comparative financial performance will be favorable. Conversely, if the rate at which we develop and open new restaurants is increased to higher levels in the future, the resulting increase in opening costs will have an unfavorable short-term impact on our comparative financial performance. At some future point, our pace of openings and annual rate of growth in total restaurant operating weeks will begin to gradually decelerate as we become a more mature company.

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

Our recent average restaurant sales and comparable restaurant sales trends may not be indicative of future trends or future operating results. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•	our ability to execute our business strategy effectively;
•	our ability to execute productively and efficiently within the “four walls” of each restaurant;
•	our menu development and pricing strategy;
•	our ability to continue deploying menu, beverage, capital expenditure and technological innovations that have the opportunity to increase guest visit frequency and spending per visit;
•	initial sales performance by new restaurants, some of which may be unusually strong and thus difficult to increase further;
•	intrusions into our restaurant trade areas by new restaurants operated by competitors;
•	the timing of new restaurant openings and related expenses;
•	changing demographics, consumer tastes or discretionary spending;
•	our ability to develop restaurants in geographic locations that do not compete with or otherwise adversely affect the sales of our existing restaurants;
•	overall brand awareness in new markets or existing markets where we may develop new restaurants;
•	maturation of the casual dining segment;
•	levels of competition in one or more of our markets; and,
•	general economic conditions, credit markets and consumer confidence.

We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow or maintain comparable sales at those restaurants, particularly if additional restaurants are opened near the existing locations either by us or by our competitors.

Adverse changes in our average restaurant revenues and comparable restaurant sales could have an adverse effect on our common stock or increase the volatility of the price of our common stock.

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

As of February 25, 2013, we operated 130 restaurants, of which 16 opened during the trailing twelve-month period. The capital resources required to develop each new restaurant are significant. We estimate that the gross cash outlay to open a new BJ’s restaurant on leased ground, excluding any tenant allowance for which we may or may not obtain depending on each new restaurant project, currently ranges from $5.0 million to $6.5 million, inclusive of preopening expenses (which average approximately $0.5 million, including preopening rent). Actual costs may vary significantly depending upon a variety of factors, including the site type, the square footage and layout of each restaurant, and conditions in the local real estate market. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant and the average restaurant revenues of our new restaurants may cause our results of operations to fluctuate significantly. Moreover, due to our relatively small base of existing restaurants, poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could adversely affect our entire business, making the investment risks related to any one location much greater than those associated with many other larger, well-established restaurant chains.

Our inability to renew existing leases on favorable terms may adversely affect our results of operations.

As of February 25, 2013, 126 of our 130 restaurants are located on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent that is subject to regional cost-of-living increases, and other leases include base rent with specified periodic increases. Other leases are subject to renewal at fair market value, which could involve substantial increases. Additionally, many leases require contingent rent based on a percentage of gross sales. We currently have one restaurant lease that will expire during the next 12 months. We believe that the expiring lease can be renewed on satisfactory terms and we are currently communicating with the respective landlord to determine the specific terms of the renewal. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.

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

A significant number of our restaurants are concentrated in California, Texas and Florida, which make us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

As of February 25, 2013, of our 130 restaurants, 61 were located in the state of California, 28 of were located in Texas and 11 were located in the state of Florida. In recent years, California along with Arizona and Nevada, where we have 11 additional locations, have been more negatively impacted by the housing downturn, unemployment levels and the overall economic slowdown than most other geographic areas. Many states and municipalities in which our restaurants are located are experiencing or may experience severe revenue shortfalls and budget shortfalls. Additionally, changes in state and municipal-level regulatory requirements, such as changes to California’s minimum wage rate, income and other taxes as well as mandatory healthcare coverage in some California cities where we may operate or desire to operate restaurants, may adversely impact our financial results. Unemployment levels and home foreclosures currently remain higher than the national average in several of the Western states that we operate restaurants, including California and Nevada, which impact the discretionary spending of consumers in those states. Additionally, we believe that California is subject to a greater risk for earthquakes, fires, water shortages, energy fluctuations and other natural and man-made disasters than most other states.

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

The restaurant industry is highly competitive. We compete on the basis of the taste, quality and price of food offered, guest service, brand name identification, beer quality and selection, attractiveness of the facilities, restaurant location, atmosphere and overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. In addition, we compete with other restaurants and retailers for real estate. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. Many of our competitors have substantially greater financial, marketing and other resources than we do.

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

Our operations are susceptible to changes in our food, brewery and energy supplies which could adversely affect our profitability.

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

The overall cost environment for food commodities in general has and may continue to be volatile primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. Commodity prices for key agricultural commodities such as corn, wheat, and soybeans have been extremely volatile. The availabilities and prices of food commodities are also influenced by increased energy prices, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, and other issues. Virtually all commodities purchased and used in the restaurant industry (meats, grains, oils, dairy products, and energy) have varying amounts of inherent price volatility associated with them. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants and breweries, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control. In addition, raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar and increases in local demand, which may increase our costs and negatively impact our profitability.

We and our major contract brewing partners purchase a substantial portion of brewery raw materials and products, primarily malt and hops, from a limited number of domestic and foreign suppliers. We purchase both North American and European malts for our beers. We purchased most of the malt used in the production of our beer from one major supplier during 2012. We enter into one-year purchase commitments with our malt supplier, based on the projected future volumes and brewing needs. We are exposed to the quality of the barley crop each year, and significant failure of a crop could adversely affect our beer costs. Changes in currency exchange rates and freight costs can also result in increased prices. There are other malt vendors available that are capable of supplying all of our needs. We use American and German hops for our beers. We enter into purchase commitments with three hops suppliers, based on our projected future volumes and brewing needs. However, the quality and availability of the hops may be materially adversely affected by factors such as adverse weather and changes in currency exchange rates resulting in increased prices. We contract for at least two years of supply and attempt to maintain at least six months’ supply of essential hop varieties on hand in order to limit the risk of an unexpected reduction in supply. We store our hops in multiple cold storage warehouses, both at our breweries and at our suppliers, to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and therefore many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, could affect both price and supply.

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

Pursuant to various laws and regulations, the majority of our proprietary craft beer must be distributed to our restaurants through independent wholesale beer distributors, whether we produce the beer or it is produced by contract brewers. Although we currently have arrangements with a sufficient number of beer distributors in all markets where we operate restaurants, our continued national expansion will require us to enter into agreements with additional beer distributors. No assurance can be given that we will be able to maintain or secure additional beer distributors on terms favorable to us. Changes in control or ownership of the participants in our current beer distribution network could lead to less willingness on the part of certain distributors to carry our proprietary craft beer. Our beer distribution agreements are generally terminable by the distributor on short notice. While these beer distribution agreements contain provisions regarding our enforcement and termination rights, some state laws prohibit us from readily exercising these contractual rights. Our ability to maintain our existing beer distribution agreements may also be adversely affected by the fact that many of our distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If our existing beer distribution agreements are terminated, we may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the delivered cost of beer to our restaurants. In 2006, we entered into an agreement with the largest nationwide foodservice distributor of fresh produce in the United States to service most of our restaurants and, where licensed, to distribute our proprietary craft beer to our restaurants. This distributor currently delivers our proprietary craft beer to approximately 60% of our restaurants. If our relationship with this distributor were to be discontinued, we would pursue alternative distributors. However, it may take some time to enter into replacement distribution arrangements, and our costs for distribution may also increase as a result.

Failure to protect our trademarks, service marks, trade secrets or other intellectual property could adversely affect our business.

Our business prospects depend in part on our ability to develop favorable consumer recognition of our brands, including the BJ’s Restaurants name in particular. Although BJ’s is a federally registered trademark, there are many other retailers, restaurants and other types of businesses using the name “BJ’s” in some form or fashion throughout the United States. While we intend to aggressively protect and defend our trademarks, service marks, trade dress, trade secrets or other intellectual property, particularly with respect to their use in our restaurant and brewing operations, they could be imitated or appropriated in ways that we cannot prevent. Alternatively, third parties may attempt to cause us to change our trademarks, service marks or trade dress or not operate in a certain geographic region or regions if our names are deemed confusingly similar to their prior trademarks, service marks or trade dress. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate. While we believe that we take reasonable protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do not maintain confidentiality and non-competition agreements with all of our team members or suppliers. Moreover, even with respect to the confidentiality and non-competition agreements we have, we cannot assure that those agreements will not be breached, that they will provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how or recipes, the appeal of our restaurants could be reduced and our business could be harmed.

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

Increasing the federal and/or state excise tax on alcoholic beverages, or certain types of alcoholic beverages, is frequently proposed in various jurisdictions either to increase revenues or discourage purchase by underage drinkers. If adopted, these measures could affect some or all of our proprietary craft beer products. If federal or state excise taxes are increased, we may have to raise prices to maintain our current profit margins. Higher taxes may reduce overall demand for beer, thus negatively impacting sales of our beer. Some states have also been reviewing the state tax treatment for flavored malt beverages which could result in increased costs for us, as well as decreased sales. Further federal or state regulation may be forthcoming that could further restrict the distribution and sale of alcohol products in general.

Our increasing dependence on contract brewers could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer and sodas.

Our proprietary craft beer is a key factor in the success of our business. Each year, our brewery operations department forecasts our annual beer requirements based on our current restaurant requirements and expansion plans and determines our brewery production. Additionally, in certain states we are either legally required or choose to arrange for contract brewers to brew our beer using our proprietary recipes. During 2013, we expect to utilize three contract brewers to produce as much as 75% of the proprietary craft beer requirements for our restaurants. The remainder will be produced by our in-house brewery operations. We intend to continue increasing the percentage of beer produced by contract brewers over time, based on demonstrated qualitative and economic advantages. However, there are risks associated with increasing our dependence on contract brewers. If our contract brewers cease doing business with us, or cannot make a scheduled delivery to us because of a supply chain or production disruption or other issues, or if we cannot otherwise satisfy our internal brewing requirements, we could experience short-term supply shortages in some or all of our restaurants which may result in a loss of revenue. Potential disruptions at breweries include labor issues, governmental and regulatory actions, quality issues, contractual disputes, machinery failures or operational shut downs. Additionally, if these contract brewers cease doing business with us we could be required to purchase or brew our own beer at higher costs to us, or we may not be able to sell our proprietary craft beer at all, until we are able to secure an alternative supply source. If our contract brewers fail to adhere to our proprietary recipe and brewing specifications, the consistency and quality of beer offerings, and thus our reputation, guest patronage, revenues and results of operations, could be adversely affected. The above risk factors also apply to the supply of our proprietary craft cider, root beer and other sodas, which are currently produced by an outside third-party contractor.

From time to time, we or our contract brewers may also experience shortages of kegs necessary to distribute our draft beer and proprietary craft sodas. We distribute our draft beer and proprietary craft sodas in kegs that are owned by us as well as leased from third-party vendors. We are also responsible for providing kegs to the contract brewers and outside soda producer that produce our proprietary craft beers and sodas.

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

In addition, various federal and state labor laws govern our relationship with our team members and affect our operating costs. These laws include minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, work eligibility requirements and other employment taxes. In particular, we are subject to the regulations of the ICE branch of the United States Department of Homeland Security. Changes to these aforementioned laws or other employment laws or regulations, could adversely affect our operating results and thus restrict our growth, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence, mandated health benefits, increased tax reporting and tax payment requirements for team members who receive gratuities, a reduction in the number of states that allow tips to be credited toward minimum wage requirements and increased team member litigation, including claims relating to the Fair Labor Standards Act.

In addition, some states in which we operate have adopted immigration employment protection laws. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our team members may not meet federal work eligibility or residency requirements, which could lead to a disruption in our work force. Although we require all of our team members to provide us with the government-specified documentation evidencing their employment eligibility, some of our team members may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Additionally, a government audit could result in a disruption to our workforce or adverse publicity that could negatively impact our brand and our use of E-Verify and/or potential for receipt of letters from the Social Security Administration requesting information (commonly referred to as no-match letters) could make it more difficult to recruit and/or retain qualified employees.

Potential changes in labor laws could result in portions of our workforce being subjected to greater organized labor influence. Although we do not currently have any union team members, labor legislation could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our ability to service our guests.

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

Some jurisdictions in which we operate have recently enacted new requirements that require us to adopt and implement a Hazard Analysis and Critical Control Points (“HACCP”) System for managing food safety and quality. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. We expect to incur certain costs to comply with these regulations and these costs may be more than we anticipate. If we fail to comply with these laws or regulations, our business could experience a material adverse effect.

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

The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.

In March 2010, Congress passed the Patient Protection and Affordable Care Act requiring employers to provide health insurance for all of their full-time team members (as defined in the law) as well as certain other rules and regulations including federally mandated menu labeling laws. Additionally, from time to time various states and municipalities consider other proposals regarding health insurance or menu labeling or menu ingredient regulation. We continue to evaluate the potential impacts of the health care reform law on our business, and we intend to accommodate various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the incremental costs associated with our compliance. The imposition of any requirement that we provide health insurance benefits to team members that are more extensive than the health insurance benefits we currently provide could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. We do not expect to incur any material costs from compliance with the provision of the health care law requiring disclosure of calories and other nutritional information on our menus, but we cannot yet anticipate any changes in guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations.

Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances.

We purchase comprehensive insurance coverage, including, but not limited to, workers’ compensation, general liability, directors’ and officers’ liability, employment practices, fire and extended coverage and property insurance with coverage levels that we consider appropriate, based on the advice of our outside insurance and risk management advisors. However, such insurance is subject to limitations, including deductibles, exclusions and maximum liabilities covered. The cost of workers’ compensation insurance, general liability insurance, property insurance and directors’ and officers’ liability insurance fluctuates based on market conditions and availability as well as our historical trends. Moreover, there are certain types of losses that may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane and flood losses and certain employment practices. If such a loss should occur, we would, to the extent that we were not covered for such loss by insurance, suffer a loss of the capital invested, as well as anticipated profits and cash flow from such damaged or destroyed properties. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business, to expand our operations or to develop additional restaurants. There is no assurance that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect us or our ability to economically obtain or maintain such insurance.

We self-insure a substantial portion of our workers’ compensation and general liability costs, and unfavorable changes in trends could have a negative impact on our profitability. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase. These increases have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

Our business and future development could be harmed if we are unable to retain key personnel or have difficulties in recruiting qualified personnel.

The success of our business continues to depend on the contributions of our senior management team, both individually and as a group. The unexpected loss of the services of a key senior executive or other essential management personnel could have a material adverse effect on our business and plans for future development. In addition to our senior executives, we also must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including our field supervision team, restaurant general managers and executive kitchen managers. Qualified individuals historically have been in short supply, and any inability to attract and retain them in our restaurant operations would limit our ability to effectively execute our expansion plan. The ability of these key operating personnel to maintain the quality and consistency of the service, hospitality, quality and atmosphere of our restaurants is a critical factor in our success. Any failure by us to retain or recruit key personnel may harm the reputation of our brand and adversely affect our operating results.

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

The occurrence of natural disasters, such as fires, hurricanes, freezing weather or earthquakes (particularly in California where our centralized operating systems and restaurant support center administrative personnel are located) could unfavorably affect our operations and financial performance. Such events could result in physical damage to one or more of our restaurants; the temporary or permanent closure of one or more of our restaurants or restaurant support center; the temporary lack of an adequate work force in an affected geographical trade area; the temporary or long-term disruption in the supply of food, beverages, beer and other products to our restaurants; the temporary disruption of electric, water, sewer and waste disposal services necessary for our restaurants to operate; and/or, the temporary reduction in the availability of certain products in our restaurants.

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

Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, fair value of investments, impairment of long-lived assets, leases and related economic transactions, intangibles, self-insurance, income taxes, property and equipment, unclaimed property laws and litigation, and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

The FASB is continuing to focus on several broad-based convergence projects. Updated standards on accounting for financial instruments, revenue recognition and leases, among others, are expected. The scope and breadth of these proposals are unprecedented; each of these projects could have a significant effect on the reported results of our operations. In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. All of our restaurant leases and our restaurant support center lease are accounted for as operating leases, with no related assets and liabilities on our balance sheet. Currently, the FASB has reopened the Exposure Draft for comments and has therefore not identified a proposed effective date for the issuance of the final standard. A second exposure draft is expected in the first quarter of 2013. However, changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

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

•	the public’s reaction to our press releases, other public announcements and our filings with the SEC;
•	actual or anticipated changes in domestic or worldwide economic, political or market conditions, such as recessions or international currency fluctuations;
•	changes in the consumer spending environment;
•	terrorist acts;
•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	short sales, hedging and other derivative transactions in the shares of our common stock;
•	future sales or issuances of our common stock, including sales or issuances by us, our directors or executive officers and our significant stockholders;
•	our dividend policy;
•	changes in the market valuations of other restaurant companies;
•	actions by stockholders;
•	various market factors or perceived market factors, including rumors, involving us, our suppliers and distributors, whether accurate or not;
•

announcements by us or our competitors of new locations, menu items, technological advances, significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	a loss of a key member of management; and,
•	changes in the costs or availabilities of key inputs to our operations.

In addition, we cannot assure that an active trading market for our common stock will continue which could affect our stock price and the liquidity of any investment in our common stock.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our shares or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets which, in turn, could cause our share price or trading volume to decline.

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

Because we do not anticipate paying any dividends for the foreseeable future, our shareholders may not receive any return on their investment unless they sell their common stock for a price greater than what they paid for it.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate paying any dividends to our shareholders for the foreseeable future. Therefore, our shareholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Our shareholders may not receive a gain on their investment when they sell our common stock and may lose some or the entire amount of their investment. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, operating results, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

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

Some of our essential business processes that are dependent on technology are outsourced to third parties. Such processes include, but are not limited to, gift card tracking and authorization, on-line ordering, credit card authorization and processing, certain components of our “BJ’s Premier Rewards” guest loyalty program, certain insurance claims processing, payroll processing, web site hosting and maintenance, data warehousing and business intelligence services, point-of-sale system maintenance, certain tax filings, telecommunications services, web-based labor scheduling and other key processes. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards from our guests for payment in our restaurants. During 2012, approximately 77% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. We also receive and maintain certain personal information about our guests and team members. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our team members fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit cards as payment in our restaurants and on-line store depends on us remaining in compliance with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit card and other personal information. Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary systems and process changes.

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

Our internal brewing, contract brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected either as a result of different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations enacted to promulgated by such governments or agencies.

Brewery and wholesale operations require various federal, state and local licenses, permits and approvals. The loss or revocation of any existing licenses, permits or approvals, and/or the failure to obtain any required additional or new licenses, permits, or approvals could have a material adverse effect on the ability of the Company to conduct its business.

We are subject to periodic audits and reviews by federal, state and local regulatory agencies related to our internal and contract brewing operations. We are particularly subject to extensive regulation at the federal, state and local levels. Permits, licenses and approvals necessary to the U.S. beer business are required from the Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department (“TTB”), state alcohol beverage regulatory agencies and local authorities in some jurisdictions. Compliance with these laws and regulations can be costly. TTB permits and registrations can be suspended, revoked or otherwise adversely affected for failure to pay taxes, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations or to notify the TTB of any material change. Permits, licenses and approvals from state regulatory agencies can be revoked for many of the same reasons. The Company’s operations are subject to audit and inspection by the TTB at any time. At the state and local level, some jurisdictions merely require notice of any material change in the operations, management or ownership of the permit or license holder and others require advance approvals, requiring that new licenses, permits or approvals be applied for and obtained in the event of a change in the management or ownership of the permit or license holder. State and local laws and regulations governing the sale of malt beverages and hard cider within a particular state by a supplier or wholesaler vary from locale to locale. The Company’s operations are subject to audit and inspection by state regulatory agencies at any time. Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory agencies could determine that the Company has not complied with applicable licensing or permitting regulations or has not maintained the approvals necessary for it to conduct business within its jurisdiction.

We are routinely subject to new or modified laws and regulations for which we must comply in order to avoid fines and other penalties. From time to time, new laws and regulations are proposed that could affect the overall structure and effectiveness of the proprietary craft beer production and distribution model currently utilized by the Company. Any such changes in interpretation may adversely impact our current model of brewing beer or supplying beer, or both, to our restaurants in that state, and could also cause us to lose, either temporarily or permanently, the licenses, permits and registrations necessary to conduct our restaurant operations, and subject us to fines and penalties.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of February 25, 2013, we operated a total of 130 restaurants in 15 states, consisting of six BJ’s Pizza & Grill® locations, one BJ’s Grill® location, 113 BJ’s Restaurant & Brewhouse® locations and 10 BJ’s Restaurant & Brewery® locations, as follows:

	BJ’s Pizza & Grill®	BJ’s Grill®	BJ’s Restaurant & Brewhouse®	BJ’s Restaurant & Brewery®	Total
Arizona	–	–	5	1	6
California	5	1	49	6	61
Colorado	–	–	4	–	4
Florida	–	–	11	–	11
Indiana	–	–	1	–	1
Kansas	–	–	1	–	1
Kentucky	–	–	1	–	1
Louisiana	–	–	1	–	1
Nevada	–	–	4	1	5
New Mexico	–	–	1	–	1
Ohio	–	–	3	–	3
Oklahoma	–	–	2	–	2
Oregon	1	–	1	1	3
Texas	–	–	27	1	28
Washington	–	–	2	–	2

	6	1	113	10	130

As of February 25, 2013, the average interior square footage of our restaurants was approximately 8,250 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit.

As of February 25, 2013, 126 of our 130 existing restaurants are located on leased properties. We own the underlying land for four of our existing restaurants as well as three proposed sites planned for new restaurant openings in 2013. There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rent) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our restaurant support center (“RSC”) is located in an approximate 56,000 square foot leased space in Huntington Beach, California. During 2012, we leased approximately an additional 26,000 square feet for our RSC to support our planned future expansion. Our RSC lease expires August 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

See Note 6 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of legal proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock (symbol BJRI) trades on the NASDAQ Global Select Market. All stock prices are closing prices per the NASDAQ Global Select Market. On February 22, 2013, the closing price of our common stock was $31.11 per share. The table below shows our high and low common stock closing prices as reported by the NASDAQ Global Select Market.

	Common Stock
	High	Low
Fiscal 2012
First Quarter	$54.27	$44.44
Second Quarter	$49.71	$37.01
Third Quarter	$45.35	$38.49
Fourth Quarter	$43.08	$32.20
Fiscal 2011
First Quarter	$38.84	$33.56
Second Quarter	$51.36	$38.49
Third Quarter	$55.51	$40.28
Fourth Quarter	$53.81	$42.32

As of February 25, 2013, we had approximately 100 shareholders of record and we estimate that there were approximately 18,200 beneficial shareholders.

Stock Performance Graph

The following chart compares the five year cumulative total stock performance of our common stock, the S&P 500 Index and a peer group consisting of: Bloomin’ Brands, Inc., Bravo Brio Restaurant Group, Brinker International, Inc., Buffalo Wild Wings, Inc., The Cheesecake Factory Incorporated, Chuy’s Holdings, Inc., Darden Restaurants, Inc., Famous Dave’s of America, Inc., Ignite Restaurant Group, Kona Grill, Inc., Red Robin Gourmet Burgers, Inc., Ruby Tuesday, Inc. (GA), and Texas Roadhouse, Inc. (Class A). In April 2012 and July 2012, O’Charley’s, Inc. and PF Changs China Bistro became a private company, respectively. As such, the line depicting “Old Peer Group” below consists of the aforementioned peer restaurant companies, including O’Charley’s, Inc. and PF Changs China Bistro, until April 2012 and July 2012, respectively, when they became a private company. Bloomin’ Brands, Inc., Chuy’s Holdings, Inc. and Ignite Restaurant Group were subsequently added to the Company’s peer group (New Peer Group) in 2012. The peer group companies all compete in the “casual dining” segment of the restaurant industry. The graph assumes that $100 was invested at inception in our common stock and in each of the indices that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Stock-Based Compensation Plan Information

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan – under which we may issue shares of our common stock to team members, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants and the remaining available shares for grant, including those shares related to option awards forfeited or terminated without exercise under the 1996 Stock Option Plan accrue to the 2005 Equity Incentive Plan. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under these two plans as of January 1, 2013 (share numbers in thousands):

	Number of securities to be issued upon exercise of outstanding stock options and restricted stock units	Weighted average exercise price of outstanding stock options and restricted stock units	Number of securities remaining available for future issuance under stock-based compensation plans
Stock-based compensation plans approved by shareholders	2,511	$22.08	992
Stock-based compensation plans not approved by shareholders	–	$–	–

Dividend Policy and Stock Repurchases

The continued operation and expansion of our business will require substantial funding. Accordingly, we have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling and investing in our existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results and other factors our Board of Directors deem relevant. Our credit facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. We currently do not have any plan to repurchase our common stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended January 1, 2013, are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Fiscal Year
	2012	2011(1)	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$708,325	$620,943	$513,860	$426,707	$374,076
Costs and expenses:
Cost of sales	175,636	152,695	126,078	106,484	94,412
Labor and benefits	245,078	214,470	178,199	149,075	131,328
Occupancy and operating	150,312	127,291	109,566	92,204	80,212
General and administrative	45,131	39,952	34,632	29,484	27,264
Depreciation and amortization	41,347	34,075	28,878	24,119	19,184
Restaurant opening	8,440	6,997	5,189	5,327	7,384
Loss on disposal of assets	557	1,039	1,164	312	855
Natural disaster and related	–	–	–	–	446
Legal & other settlements and terminations	959	2,037	–	–	2,086

Total costs and expenses	667,460	578,556	483,706	407,005	363,171

Income from operations	40,865	42,387	30,154	19,702	10,905
Other income (expense):
Interest income	276	233	124	292	1,824
Interest expense	(54)	(144)	(90)	(78)	(60)
Gain (loss) on investment settlement	797	614	–	(1,709)	–
Other income, net	772	562	612	379	376

Total other income (expense)	1,791	1,265	646	(1,116)	2,140

Income before income taxes	42,656	43,652	30,800	18,586	13,045

Income tax expense	11,247	12,082	7,638	5,548	2,737

Net income	$31,409	$31,570	$23,162	$13,038	$10,308

Net income per share:
Basic	$1.12	$1.14	$0.86	$0.49	$0.39

Diluted	$1.09	$1.08	$0.82	$0.48	$0.39

Weighted average number of shares outstanding:
Basic	27,994	27,631	27,073	26,750	26,484

Diluted	28,857	29,143	28,167	27,147	26,749

Consolidated Balance Sheets Data (end of period):
Cash and cash equivalents	$15,074	$22,391	$31,518	$44,906	$8,852
Marketable securities	$25,850	$30,744	$22,679	$–	$30,617
Total assets	$566,876	$502,079	$430,085	$381,122	$335,209
Total long-term debt (including current portion)	$–	$–	$–	$5,000	$9,500
Shareholders’ equity	$371,834	$332,449	$287,826	$252,979	$232,277

(1)	Fiscal 2011 consists of 53 weeks. All other fiscal years presented consist of 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of February 25, 2013 we owned and operated 130 restaurants located in 15 states (California, Texas, Florida, Arizona, Nevada, Colorado, Ohio, Oregon, Oklahoma, Washington, Indiana, Kansas, Kentucky, Louisiana and New Mexico). Each of our restaurants is operated either as a BJ’s Restaurant & Brewery®, a BJ’s Restaurant & Brewhouse®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Our menu features our BJ’s award-winning, signature deep-dish pizza, our hand-tossed style pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads, desserts, including our Pizookie® dessert, non-alcoholic beverages, wine and spirits.

The first BJ’s restaurant was opened in Orange County, California in 1978 as a small full-service restaurant focusing on a lighter, bakery crust style deep-dish pizza. We acquired the original BJ’s restaurants in 1995 from their original owners. Our initial public offering of common stock occurred in 1996. Additionally, in 1996, we opened our first large-format restaurant and brewery in Brea, California and began to expand the menu to include our own craft beer, appetizers, entrees, pastas, sandwiches, specialty salads and desserts.

Of the 130 restaurants we operated as of February 25, 2013, 10 are BJ’s Restaurant & Brewery® restaurants (of which three are currently manufacturing our proprietary craft beer for some of our restaurants), 113 are BJ’s Restaurant & Brewhouse® restaurants (which are similar to our brewery restaurants except that they do not manufacture beer), six are BJ’s Pizza & Grill® restaurants (which are primarily our original, smaller-format “legacy” restaurants) and one is BJ’s Grill® (a smaller-format full service restaurant intended to serve as a live research and development restaurant at the current time). In the near term, our future restaurant growth will focus principally on our BJ’s Restaurant & Brewhouse® format. However, we may continue to build additional BJ’s Restaurant & Brewery® locations in certain areas where we believe it may be more appropriate to brew our own beer. We may also consider opening the smaller-format BJ’s Grill® or a smaller-format BJ’s Restaurant & Brewhouse® restaurant as fill-in locations in certain densely-populated, urban trade areas, or in smaller cities, where a larger-format location could not be obtained or is not appropriate. We also have contract brewing arrangements in which we utilize other qualified craft brewers to produce our proprietary craft beers and sodas under our proprietary recipes and our indirect supervision. We currently believe that, over the long run, it will become more beneficial to increase our contract brewing due to the economies of scale that can be obtained from brewing beer in large quantities while also avoiding potential liquor licensing complications in some states where we desire to operate restaurants. As such, we expect to continue increasing our contract brewing relationships. As a result of this expected increase in contract brewing, we intend to rebalance our internal beer production activities on an ongoing basis. In addition, we may decide to eventually decommission certain additional internally-operated breweries, which may result in additional disposals of related assets in the future.

We intend to continue developing and opening new BJ’s restaurants in high profile locations within densely populated areas in both existing and new markets. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve sustained increases in comparable sales in excess of our annual effective menu price increases for our mature restaurants, assuming we are able to retain our guest traffic levels in those restaurants. Therefore, we currently expect that the majority of our year-over-year revenue growth for fiscal 2013 will be derived from new restaurant openings and the carryover impact of partial-year openings during 2012.

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

While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially. We currently have a lease for one of our restaurants scheduled to expire during the next twelve months. We believe that the expiring lease can be renewed on satisfactory terms and we are currently communicating with the respective landlord to determine the specific terms of the renewal. However, there is no guarantee that we can mutually agree to a new lease that is satisfactory to both of us.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Guest traffic for our restaurants is estimated based on values assigned to certain menu items or individual guest tickets.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Income expressed as percentages of total revenues. All fiscal years presented consist of 52 weeks with the exception of fiscal year 2011 which consists of 53 weeks.

	Fiscal Year
	2012	2011	2010	2009	2008
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.8	24.6	24.5	25.0	25.2
Labor and benefits	34.6	34.5	34.7	34.9	35.1
Occupancy and operating	21.2	20.5	21.3	21.6	21.4
General and administrative	6.4	6.4	6.7	6.9	7.3
Depreciation and amortization	5.8	5.5	5.6	5.7	5.1
Restaurant opening	1.2	1.1	1.0	1.2	2.0
Loss on disposal of assets	0.1	0.2	0.2	0.1	0.2
Natural disaster and related	–	–	–	–	0.1
Legal & other settlements and terminations	0.1	0.3	–	–	0.6

Total costs and expenses	94.2	93.2	94.1	95.4	97.1

Income from operations	5.8	6.8	5.9	4.6	2.9
Other income (expense):
Interest income	–	–	–	0.1	0.5
Interest expense	–	–	–	–	–
Gain (loss) on investment settlement	0.1	0.1	–	(0.4)	–
Other income, net	0.1	0.1	0.1	0.1	0.1

Total other income (expense)	0.3	0.2	0.1	(0.3)	0.6

Income before income taxes	6.0	7.0	6.0	4.4	3.6
Income tax expense	1.6	1.9	1.5	1.3	0.7

Net income	4.4%	5.1%	4.5%	3.1%	2.8%

52 WEEKS ENDED JANUARY 1, 2013 (FISCAL 2012) COMPARED TO THE 53 WEEKS ENDED JANUARY 3, 2012 (FISCAL 2011)

Revenues. Total revenues increased by $87.4 million, or 14.1%, to $708.3 million during fiscal 2012 from $620.9 million during fiscal 2011. The increase in revenues consisted of an increase of approximately $80.6 million in sales from new restaurants not yet in our comparable sales base; as well as an approximate 3.2% increase in comparable restaurant sales on a 52 week basis. The increase in comparable restaurant sales resulted from an estimated effective menu price increase of approximately 3.3% coupled with a positive shift in our estimated menu mix, offset by a slight decrease in estimated guest traffic.

Our restaurants, like most in casual dining, are impacted by inflationary pressures for the costs of certain commodities, labor and other operating expenses. We attempt to offset the impact of inflation on our cost structure with purchasing economies of scale, productivity and efficiency improvements, menu merchandising and menu price increases. If our guests do not accept our menu price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of any menu price increase could be negated and our operating margins could be adversely impacted. Additionally, to help protect guest traffic and to respond to the actions of our competitors, we may consider the promotion of selective menu offerings or introduce new menu offerings at reduced or lower price points which could have the effect of further reducing any benefit from menu price increases. As a relatively small casual dining restaurant chain, we do not have the financial resources to match the marketing and advertising spending levels of our larger casual dining competitors. Accordingly, increased marketing and advertising spending by our larger competitors may also adversely impact general levels of guest traffic in our restaurants. Openings of new restaurants by competitors in our trade areas will also impact guest traffic in our respective restaurants. Furthermore, we believe that our overall guest traffic levels will also be dependent upon consumer confidence, discretionary consumer spending and other economic conditions including energy prices, commodity inflation and overall employment. More specifically, as of the date of this Form 10-K, comparable restaurant sales comparisons for us and many of our competitors to date for the first calendar quarter of 2013 have been negatively impacted by increased payroll taxes, delayed income tax refunds and record gasoline prices for any February (according to the American Automobile Association) that have collectively reduced the discretionary purchasing power of many lower and middle income consumers. We cannot predict when the impact of these unfavorable conditions will begin to abate. Accordingly, we currently expect that guest traffic levels in casual dining restaurants, in general, and in our restaurants will continue to remain under significant pressure throughout 2013. In light of the difficult competitive environment, all potential menu price increases will be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, heavy promotional and discounting activities by our competitors, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K, can impact comparable sales.

Cost of Sales. Cost of sales increased by $22.9 million, or 15.0%, to $175.6 million during fiscal 2012 compared to $152.7 million during fiscal 2011. This increase was primarily due to the opening of 16 new restaurants during fiscal 2012. As a percentage of revenues, cost of sales increased to 24.8% for fiscal 2012 from 24.6% for the prior fiscal year. This percentage increase was primarily due to increased commodity costs and menu mix shift to higher cost of sales menu items, partially offset by increased revenues from our estimated effective menu price increases.

We do anticipate that cost of sales in our new restaurants will typically be higher during the first several months of operations than in our mature restaurants, as our restaurant management teams become accustomed to optimally predicting, managing and servicing sales volumes at our new restaurants. Accordingly, a comparatively large number of new restaurant openings in any single period may significantly impact total cost of sales comparisons for our entire business. Additionally, restaurants opened in new markets may initially experience higher commodity costs than our established restaurants, where we have greater market penetration that generally results in greater purchasing and distribution economies of scale.

We provide our customers a large variety of menu items and, as a result, we are not overly dependent on a single group of commodities. However, based on current trends and expectations, we believe the overall cost environment for food commodities will likely be subject to upward pressure during 2013, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. While we continue to work with our suppliers to control food costs, and while we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not significantly increase due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items, fresh seafood and many produce items, or where we have currently chosen not to contract for long periods of time, such as our ground beef. There are also certain commodity items, such as certain produce items and certain seafood items, in which the contracts principally consist of “collar” agreements whereby the costs are subject to floors and ceilings. It is our current intention to attempt to offset our expected commodity cost increases through certain cost savings and productivity/efficiency initiatives and menu mix shifts, coupled with selective menu price increases. However, there can be no assurance that we will be entirely successful in this respect.

The cost to produce and distribute our proprietary craft beer is included in our cost of sales. We currently have qualified three contract brewers to produce our high-quality craft beer. During fiscal 2013, we currently anticipate that our qualified contract brewers will produce approximately 75% of our estimated requirement of approximately 70,000 barrels of our proprietary craft beer. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume, seasonal, research and development and specialty beers. Once these beers reach higher volumes, we may eventually decide to also move the majority of this production to contract brewers as we continue to grow our restaurant base and therefore increase our demand for our proprietary craft beer. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships than we have as a relatively small restaurant company. Additionally, this allows our brewery department to focus on creating and developing distinctive and unique beer flavors for us as opposed to focusing on the production and logistics of large scale brewing. As a result, over the next several years, we expect that the production cost of our larger-volume proprietary craft beers can be gradually reduced, while simultaneously providing an improvement in the overall consistency of our beer. However, freight costs from our contract brewing locations may offset a portion of those production cost savings as more restaurants are developed in the East. Additionally, the cost to produce our craft beers is subject to the same inflationary pressures that affect food commodities in general. Therefore, any savings that we may achieve by moving the production of our craft beers to larger-scale contract brewers may be offset by increases in commodity costs. Contract brewers also produce substantially all of our craft soda and cider products, the costs of which are also included in our cost of sales.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $30.6 million, or 14.3%, to $245.1 million during fiscal 2012 compared to $214.5 million during fiscal 2011. This increase was primarily due to the opening of 16 new restaurants during fiscal 2012. As a percentage of revenues, labor and benefit costs increased to 34.6% for fiscal 2012 from 34.5% for the prior fiscal year. This percentage increase was principally due to incremental hourly training labor resulting from the implementation of our new “BJ’s Premier Rewards” guest loyalty program and the introduction of our new “Beer Master” program for hourly team members as well as higher hourly kitchen labor due to the intensiveness and complexity of some of our more recent menu offerings. Included in labor and benefits for fiscal 2012 and 2011 was approximately $1.3 million and $1.6 million or 0.2% and 0.3% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

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

Occupancy and Operating. Occupancy and operating expenses increased by $23.0 million, or 18.1%, to $150.3 million during fiscal 2012 compared to $127.3 million during fiscal 2011. This increase was primarily due to the opening of 16 new restaurants during fiscal 2012. As a percentage of revenues, occupancy and operating expenses increased to 21.2% for fiscal 2012 from 20.5% for the prior fiscal year. This percentage increase was principally due to higher marketing, property and general liability insurance costs, and the benefit in fiscal 2011 of one extra operating week without a full complement of occupancy and other operating expenses, partially offset by our ability to leverage the fixed component of these expenses as a result of comparable sales increases.

General and Administrative. General and administrative expenses increased by $5.2 million, or 13.0%, to $45.1 million during fiscal 2012 compared to $40.0 million during fiscal 2011. Also included in general and administrative costs for fiscal 2012 and 2011 was $3.3 million and $3.0 million, respectively, of stock-based compensation expense. The increase in general and administrative costs was primarily due to higher field supervision and support costs coupled with certain expenses related to our CEO transition and certain production and media costs related to our television adverting tests, partially offset by lower cash-based incentive compensation expense. As a percentage of revenues, general and administrative expenses were 6.4% for both fiscal 2012 and fiscal 2011.

Depreciation and Amortization. Depreciation and amortization increased by $7.3 million, or 21.3%, to $41.3 million during fiscal 2012 compared to $34.1 million during fiscal 2011. Depreciation and amortization increased as a result of our construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives. As a percentage of revenues, depreciation and amortization increased to 5.8% for fiscal 2012 from 5.5% for the prior fiscal year. This percentage increase was principally a result of increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives and the benefit of one operating week in fiscal 2011 without related depreciation.

Restaurant Opening. Restaurant opening expenses increased by $1.4 million, or 20.6%, to $8.4 million during fiscal 2012 compared to $7.0 million during fiscal 2011. This increase is primarily due the opening of 16 new restaurants during fiscal 2012 as compared to 13 new restaurants during fiscal 2011. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the location of the restaurants and the complexity of the staff hiring and training process.

Loss on Disposal of Assets. Loss on disposal of assets decreased by $0.5 million, or 46.4%, to $0.6 million during fiscal 2012 compared to $1.0 million during fiscal 2011. These costs were primarily related to the write off of the remaining net book value of assets related to the closure and relocation of our smaller-format restaurant in Boulder, Colorado, coupled with the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Legal & Other Settlements. Legal & other settlements of approximately $1.0 million, or 0.1% of revenues, during fiscal 2012 were primarily related to the settlement of a trademark infringement civil action and a California sales tax audit, as compared to legal settlements of approximately $2.0 million, or 0.3% of revenues, during fiscal 2011, which related to the settlements of certain California employment practices lawsuits that had been outstanding since 2009.

Interest Income. Interest income was $0.3 million during fiscal 2012 compared to $0.2 million during fiscal 2011.

Interest Expense. Interest expense was $0.1 million during fiscal 2012 compared to $0.1 million during fiscal 2011.

Gain on Investment Settlement. Gain on investment settlement of approximately $0.8 million and $0.6 million for fiscal 2012 and fiscal 2011, respectively, relate to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities investment portfolio. Under the terms of the settlement agreement, we were entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012. In connection with this settlement, during fiscal 2012 and fiscal 2011, certain of these aforementioned securities were redeemed at par, resulting in additional cash recoveries.

Other Income, Net. Other income, net, increased by $0.2 million, or 37.2%, to $0.8 million during fiscal 2012 compared to $0.6 million during fiscal 2011. This increase was primarily due to greater gift card breakage income coupled with an increase in the cash surrender value of certain life insurance programs under the

Company’s deferred compensation plan. Based on an analysis of our gift card program since its inception, we determined that at 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for fiscal 2012 was 26.4% compared to 27.7% for fiscal 2011. The effective income tax rate for fiscal 2012 differed from the statutory income tax rate primarily due to additional tax credits. We currently estimate our effective tax rate to be in the approximate range of 28.0% for fiscal 2013. However, our actual effective tax rate for fiscal 2013 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

53 WEEKS ENDED JANUARY 3, 2012 (FISCAL 2011) COMPARED TO THE 52 WEEKS ENDED DECEMBER 28, 2010 (FISCAL 2010)

Revenues. Total revenues increased by $107.0 million, or 20.8%, to $620.9 million during fiscal 2011 from $513.9 million during fiscal 2010. The increase in revenues consisted of an increase of approximately $62.0 million in sales from new restaurants not yet in our comparable sales base; an approximate $31.1 million, or 6.6%, increase in comparable restaurant sales on a 52 week basis; and $13.9 million of sales due to the 53rd week. On a 52 week basis, the increase in comparable restaurant sales resulted from an estimated effective menu price increase factor of approximately 3.0%, coupled with an estimated 2.2% benefit from increased estimated guest traffic and an estimated 1.4% benefit from a favorable menu mix shift and guest purchase incidence rates.

Cost of Sales. Cost of sales increased by $26.6 million, or 21.1%, to $152.7 million during fiscal 2011 compared to $126.1 million during fiscal 2010. This increase was primarily due to the opening of 13 new restaurants during fiscal 2011 coupled with the impact of the 53rd week. As a percentage of revenues, cost of sales increased slightly to 24.6% for fiscal 2011 from 24.5% for the prior fiscal year. This slight percentage increase was primarily due to increased commodity costs which were partially offset by increased revenues from our estimated effective menu price increases, a favorable menu mix shift and efficiencies gained from the rollout of our automated food preparation system that enabled us to reduce food waste.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $36.3 million, or 20.4%, to $214.5 million during fiscal 2011 compared to $178.2 million during fiscal 2010. This increase was primarily due to the opening of 13 new restaurants during fiscal 2011 coupled with the impact of the 53rd week. As a percentage of revenues, labor and benefit costs decreased slightly to 34.5% for fiscal 2011 from 34.7% in the prior fiscal year. This slight percentage decrease was primarily related to our ability to leverage our fixed and semi-fixed labor costs over a higher revenue base as a result of comparable sales increases. Included in labor and benefits for fiscal 2011 and 2010 was approximately $1.6 million and $1.1 million or 0.3% and 0.2% of revenues, respectively, of stock-based compensation expense related to restricted stock units granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

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

Gain (Loss) on Investment Settlement. Gain (loss) on investment settlement of approximately $0.6 million during fiscal 2011 related to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities investment portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	January 1, 2013	January 3, 2012
Cash and cash equivalents	$15,074	$22,391
Total marketable securities	$25,850	$30,744
Net working capital	$236	$12,831
Current ratio	1.0:1.0	1.2:1.0

	For The 52 Weeks Ended	For The 53 Weeks Ended
	January 1, 2013	January 3, 2012
Cash provided by operating activities	$87,079	$85,520
Capital expenditures	$106,632	$91,510

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations; to provide our restaurant landlords with confidence as to our intent and ability to honor all of our financial obligations under our restaurant leases; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger-scale. We obtain financial resources principally from our ongoing operations, supplemented by our cash and investment balances on hand, employee stock option exercises and tenant improvement allowances from our landlords. Additionally, in the past we have obtained capital resources from public stock offerings. As an additional source of liquidity, we have a $75 million credit facility in place that expires on January 31, 2017.

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve an approximate 12% increase in total restaurant operating weeks during fiscal 2013 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2012 openings. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not yet be large enough to generate enough cash flow from operations to totally fund our planned expansion over the longer run. We currently estimate the total domestic capacity for our “Brewhouse” restaurant format to be at least 425 restaurants. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, in light of current conditions in the credit and real estate development markets, there can be no assurance that such allowances will continue to be available to us. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our operating restaurants and we have purchased the land or intend to purchase the land for three more properties scheduled for restaurant openings in fiscal 2013. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we subsequently enter into sale-leaseback arrangements for land parcels that we may purchase. We currently expect to secure approximately $7.4 million of committed tenant improvement allowances and $7 million to $10 million in proceeds from sales/leaseback transactions from our planned new restaurant openings during fiscal 2013. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $87.1 million of net cash from operations during the 52 weeks ended January 1, 2013, representing a $1.6 million increase from the $85.5 million provided by during the 53 week period of 2011. The increase in cash from operating activities for the 52 weeks ended January 1, 2013, in comparison to 53 weeks ended January 3, 2012, is primarily due to higher depreciation expense as a result of more restaurants in operation coupled with the timing of prepaid expenses, offset by the timing of accounts receivable and deferred lease incentives.

For the 52 weeks ended January 1, 2013, total capital expenditures were approximately $106.6 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $77.6 million. These expenditures were primarily related to the construction of our 16 new restaurants that opened during the 52 weeks ended January 1, 2013, as well as expenditures related to one additional restaurant expected to open in the first quarter of fiscal 2013, plus the purchase of one parcel of real estate for a new restaurant expected to open in fiscal 2013. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $20.2 million and $8.8 million, respectively.

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

Our capital expenditures during fiscal 2013 will continue to be significant as we currently plan to open as many as 17 new restaurants, including one relocation of an existing restaurant, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures. As of February 25, 2013, we have entered into six signed leases for new restaurant locations expected to open in fiscal 2013. Additionally we expect to enter into several more leases as well as purchase the underlying land for certain new restaurant locations during fiscal 2013. We currently anticipate our total capital expenditure for fiscal 2013, including all expenditure categories to be approximately $120 million. We expect to fund our anticipated capital expenditures for fiscal 2013 with current cash and investment balances on hand, expected cash flow from operations, $7 million to $10 million in proceeds from sales/leaseback transactions and $7.4 million in expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords. From time to time, we will evaluate opportunities to acquire and convert other restaurant locations or entire restaurant chains to the BJ’s restaurant concept. We may also consider joint venture arrangements in the future to augment BJ’s expansion into new markets. Additionally, we may also consider a more rapid expansion of our BJ’s Grill® concept in the future. We may also evaluate non-controlling investments in other emerging restaurant concepts that offer complementary growth opportunities to our BJ’s restaurant operations. Currently, we have no binding commitments (other than the signed leases or land purchase agreements set forth in Item 1 – Business –“Restaurant Site Selection and Expansion Objectives” in this Form 10-K) or agreements to acquire or convert any other restaurant locations or chains to our concept, or to enter into any joint ventures or non-controlling investments. However, we would likely require additional capital resources to take advantage of any of these growth opportunities should they become feasible.

We significantly depend on our expected cash flow from operations, coupled with agreed-upon landlord tenant improvement allowances and sales leaseback proceeds, to fund the majority of our planned capital expenditures for 2013. If our business does not generate enough cash flow from operations as expected, or if our landlords are unable to honor their agreements with us, or we are unable to successfully enter in a sales leaseback transaction and replacement funding sources are not otherwise available to us from borrowings under our credit facility or other alternatives, we may not be able to expand our operations at the pace currently planned.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of January 1, 2013, we are not involved in any off-balance sheet arrangements.

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

Many of our restaurant team members are paid hourly rates related to the federal or state minimum wage. In addition, numerous state and local governments have their own minimum wage requirements that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such team members. Certain operating and other costs, such as health benefits, the impact from the Patient Protection and Affordable Care Act, taxes, insurance and other outside services, continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions will limit our menu pricing flexibility. In addition, macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent. There can be no assurance that all of our future cost increases can be offset by higher menu prices or that higher menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. Many of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

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

Fair Value of Marketable Securities and Cash Equivalents

We measure the fair value of our marketable securities using quoted market prices in active markets. All of our marketable securities are currently classified as held-to-maturity or available for sale, included as short-term and long-term marketable securities in the Consolidated Balance Sheets. Held-to-maturity securities are reported at amortized cost, which approximates fair value, with related gains and losses reflected in earnings once realized and available-for sale securities are reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect) until realized. We believe that the fair value of our marketable securities equaled the quoted market price of our marketable securities at January 1, 2013.

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

Guest Loyalty Program

In July 2012, we introduced “BJ’s Premier Rewards” guest loyalty program to all of our restaurants. This program enables participants to earn points for each qualifying purchase. The points can then be redeemed for rewards including foods discounts, trips, events and other items. We measure our total rewards obligation based on the estimated number of guests that will ultimately earn and claim rewards under the program, and record the estimated related expense as reward points accumulate. These expenses are accrued for and recorded as marketing expenses and are included in “Occupancy and Operating” expenses on our Consolidated Statements of Income.

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

Leases

We lease the majority of our restaurant locations. We account for our leases in accordance with U.S. GAAP, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred lease incentive and amortized over the term of the lease. The related cash received from the landlord is reflected as “Landlord contribution for tenant improvements, net” within financing activities of our Consolidated Statements of Cash Flows.

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

For leases that contain rent escalations in which the amount of future rent is certain or can be reasonably calculated, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rents paid and the straight-line rent as deferred rent. Certain leases contain provisions that require additional rent payments based upon restaurant sales volume (“contingent rent”). Contingent rent is accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

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

In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, all of our restaurant leases and our restaurant support center lease are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The FASB has reopened the Exposure Draft for comments and has therefore not identified a proposed effective date for the issuance of the final standard. A second exposure draft is expected in the first quarter of 2013. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. See Item 1A, Risk Factors, “Future changes in financial accounting standards may significantly change our reported results of operations” in this Annual Report on Form 10-K.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our future estimated cash payments under existing contractual obligations as of January 1, 2013, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$400,096	$27,364	$54,174	$53,494	$265,064
Purchase obligations (2)	4,567	3,081	1,233	253	–

Total	$404,663	$30,445	$55,407	$53,747	$265,064

Other Commercial Commitments:
Standby letters of credit	$11,541	$11,541	$–	$–	$–

Total	$11,541	$11,541	$–	$–	$–

(1)	For more detailed description of our operating leases, refer to Note 6 in the accompanying consolidated financial statements.
(2)	Amounts represent non-cancelable commitments for the purchase of goods and other services.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to January 1, 2013. Our aggregate future commitment relating to these leases is $11.6 million and is not included in operating leases above.

Future minimum annual rent payments under noncancelable operating leases are as follows (in thousands):

2013	$27,364
2014	27,368
2015	26,806
2016	26,305
2017	27,189
Thereafter	265,064

$400,096

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term marketable securities with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our marketable securities and, therefore, impact our cash flows and results of operations. For the 52 weeks ended January 1, 2013, the average interest rate earned on cash and cash equivalents and marketable securities was approximately 0.7%. As of January 1, 2013, our cash and cash equivalents and marketable securities consisted of money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations with a cost or fair value of approximately $40.9 million. Cash may be in excess of FDIC insurance limits. The majority of our marketable securities, both short-term and long-term, are AAA-rated and directly or indirectly guaranteed by the U.S. Government. We believe we are not exposed to significant risk on cash and cash equivalents and marketable securities. The fair market value of our marketable securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of January 1, 2013, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2013, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited BJ’s Restaurants, Inc.’s internal control over financial reporting as of January 1, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BJ’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BJ’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BJ’s Restaurants, Inc. as of January 1, 2013 and January 3, 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2013, of BJ’s Restaurants, Inc. and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 25, 2013

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 1, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 1, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 1, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 1, 2013.

See Part II, Item 5 – “Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities – Stock-Based Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 1, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1)  CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 1, 2013, and January 3, 2012

Consolidated Statements of Income for Each of the Three Fiscal Years in the Period Ended January 1, 2013

Consolidated Statements of Shareholders’ Equity for Each of the Three Fiscal Years in the Period Ended January 1, 2013

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended January 1, 2013

Notes to the Consolidated Financial Statements

(2) FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 to the Form 8-K filed on June 4, 2007.
3.3	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report.
3.4	Certificate of Amendment of Articles of Incorporation, dated June 8, 2010, incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 28, 2010.
4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.
10.2**	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.
10.3**	BJ’s Restaurants, Inc. Amended and Restated 1996 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the 2004 Annual Report.
10.4**	BJ’s Restaurants, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 6, 2012).
10.5**	Form of Employee Stock Option Agreement for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on October 31, 2006.

Exhibit Number	Description

10.6**	Form of Notice of Grant of Stock Option for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.
10.7**	Form of Non-Employee Director Stock Option Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended January 3, 2006.
10.8**	Form of Non-Employee Director Notice of Grant of Stock Option under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended January 3, 2006.
10.9**	Form of Restricted Stock Unit Agreement (non-GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 6, 2007.
10.10**	Form of Restricted Stock Unit Notice (non-GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.
10.11**	Form of Restricted Stock Unit Agreement (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan.
10.12**	Form of Equity Award Certificate (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan.
10.13**	Form of Stock Option Agreement (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan.
10.14**	Form of Option Grant Notice (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan.
10.15**	Form of Restricted Stock Unit Agreement for non-employee directors under the 2005 Equity Incentive Plan.
10.16**	Form of Restricted Stock Unit Award Certificate for non-employee directors under the 2005 Equity Incentive Plan.
10.17**	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, employed as Chief Development Officer, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on or about March 14, 2008.
10.18**	Employment Agreement dated April 6, 2010, between the Company and Gerald W. Deitchle, incorporated by reference to Form 8-K filed on April 12, 2010.
10.19**	Employment Agreement, dated September 6, 2005, between the Company and Gregory S. Levin, employed as Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 3, 2005.
10.20**	Employment Agreement, dated August 10, 2005, between the Company and John D. Allegretto, employed as Chief Supply Chain Officer, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on November 3, 2005.
10.21**	Employment Agreement, dated July 1, 2008, between the Company and Matt Hood, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2008.
10.22**	Employment Agreement, dated January 19, 2009, between the Company and Wayne L. Jones, employed as Executive Vice President and Chief Restaurant Operations Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 1, 2009.
10.23**	Employment Agreement, dated March 2, 2011, between the Company and Kendra D. Miller, employed as Senior Vice President and General Counsel., incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 4, 2011.
10.24**	Employment Agreement dated October 28, 2012, between the Company and Gregory A. Trojan, employed as President and Chief Executive Officer, incorporated by reference to Exhibit 10.1 to Form 8K filed on October 29, 2012.
10.25	Line of Credit Agreement, dated February 17, 2012, between the Company and Bank of America, N.A., incorporated by reference to Exhibit 10.22 of the Form 10-K filed on February 27, 2012.

Exhibit Number	Description

10.26**	BJ’s Restaurants, Inc. 2011 Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 6, 2011, with respect to the 2011 Annual Meeting of Shareholders).
21	List of Significant Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31	Section 302 Certifications of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.
32	Section 906 Certification of Co-Chairman of the Board, Chief Executive Officer and Chief Financial Officer.
101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-K for the year ended January 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.

	By:	/s/ Gregory A. Trojan
Gregory A. Trojan
February 25, 2013		President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ GREGORY A. TROJAN	President, Chief Executive Officer	February 25, 2013
Gregory A. Trojan	and Director (Principal Executive Officer)

By: /s/ GREGORY S. LEVIN	Executive Vice President, Chief	February 25, 2013
Gregory S. Levin	Financial Officer and Secretary (Principal Financial and Accounting Officer)

By: /s/ PETER A. BASSI	Lead Independent Director	February 25, 2013
Peter A. Bassi

By: /s/ LARRY D. BOUTS	Director	February 25, 2013
Larry D. Bouts

By: /s/ JAMES A. DAL POZZO	Director	February 25, 2013
James A. Dal Pozzo

By: /s/ GERALD W. DEITCHLE	Chairman of the Board and	February 25, 2013
Gerald W. Deitchle	Director

By: /s/ HENRY GOMEZ	Director	February 25, 2013
Henry Gomez

By: /s/ JOHN F. GRUNDHOFER	Director	February 25, 2013
John F. Grundhofer

By: /s/ WILLIAM L. HYDE	Director	February 25, 2013
William L. Hyde

By: /s/ J. ROGER KING	Director	February 25, 2013
J. Roger King

By: /s/ LEA ANNE S. OTTINGER	Director	February 25, 2013
Lea Anne S. Ottinger

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BJ’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. as of January 1, 2013 and January 3, 2012, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 1, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BJ’s Restaurants, Inc. at January 1, 2013 and January 3, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BJ’s Restaurants, Inc.’s internal control over financial reporting as of January 1, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 25, 2013

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 1, 2013	January 3, 2012
Assets
Current assets:
Cash and cash equivalents	$15,074	$22,391
Marketable securities	18,316	23,005
Accounts and other receivables	18,929	14,539
Inventories	6,061	5,963
Prepaids and other current assets	8,619	7,902
Deferred income taxes	15,721	13,199

Total current assets	82,720	86,999

Property and equipment, net	457,499	390,591
Long-term marketable securities	7,534	7,739
Goodwill	4,673	4,673
Notes receivable	110	334
Other assets, net	14,340	11,743

Total assets	$566,876	$502,079

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,665	$23,757
Accrued expenses	56,819	50,411

Total current liabilities	82,484	74,168

Deferred income taxes	40,847	31,561
Deferred rent	18,645	15,219
Deferred lease incentives	48,422	45,928
Other liabilities	4,644	2,754

Total liabilities	195,042	169,630
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 28,072 and 27,749 shares issued and outstanding as of January 1, 2013 and January 3, 2012, respectively	180,940	179,054
Capital surplus	38,812	32,722
Retained earnings	152,082	120,673

Total shareholders’ equity	371,834	332,449

Total liabilities and shareholders’ equity	$566,876	$502,079

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2012	2011	2010
Revenues	$708,325	$620,943	$513,860
Costs and expenses:
Cost of sales	175,636	152,695	126,078
Labor and benefits	245,078	214,470	178,199
Occupancy and operating	150,312	127,291	109,566
General and administrative	45,131	39,952	34,632
Depreciation and amortization	41,347	34,075	28,878
Restaurant opening	8,440	6,997	5,189
Loss on disposal of assets	557	1,039	1,164
Legal and other settlements	959	2,037	–

Total costs and expenses	667,460	578,556	483,706

Income from operations	40,865	42,387	30,154

Other income (expense):
Interest income	276	233	124
Interest expense	(54)	(144)	(90)
Gain on investment settlement	797	614	–
Other income, net	772	562	612

Total other income	1,791	1,265	646

Income before income taxes	42,656	43,652	30,800

Income tax expense	11,247	12,082	7,638

Net income	$31,409	$31,570	$23,162

Net income per share:
Basic	$1.12	$1.14	$0.86

Diluted	$1.09	$1.08	$0.82

Weighted average number of shares outstanding:
Basic	27,994	27,631	27,073

Diluted	28,857	29,143	28,167

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Total
	Shares	Amount
Balance, December 29, 2009	26,774	$166,807	$20,231	$65,941	$252,979
Exercise of stock options	509	7,150	–	–	7,150
Issuance of restricted stock units	39	–	–	–	–
Stock-based compensation expense	–	–	4,188	–	4,188
Tax benefit from stock option exercises	–	–	347	–	347
Net income	–	–	–	23,162	23,162
Balance, December 28, 2010	27,322	173,957	24,766	89,103	287,826
Exercise of stock options	371	5,097	–	–	5,097
Issuance of restricted stock units	56	–	(451)	–	(451)
Stock-based compensation expense	–	–	4,865	–	4,865
Tax benefit from stock option exercises	–	–	3,542	–	3,542
Net income	–	–	–	31,570	31,570
Balance, January 3, 2012	27,749	179,054	32,722	120,673	332,449
Exercise of stock options	119	1,886	–	–	1,886
Issuance of restricted stock units	204	–	(271)	–	(271)
Stock-based compensation expense	–	–	4,780	–	4,780
Tax benefit from stock option exercises	–	–	1,581	–	1,581
Net income	–	–	–	31,409	31,409
Balance, January 1, 2013	28,072	$180,940	$38,812	$152,082	$371,834

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2012	2011	2010
Cash flows from operating activities:
Net income	$31,409	$31,570	$23,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,347	34,075	28,878
Deferred income taxes	6,764	6,069	4,133
Stock-based compensation expense	4,585	4,678	4,005
Loss on disposal of assets	557	1,039	1,164
Gain on investment settlement	(797)	(614)	–
Changes in assets and liabilities:
Accounts and other receivables	(8,032)	(194)	186
Inventories	(98)	(1,640)	(329)
Prepaids and other current assets	(717)	(4,421)	(1,058)
Other assets, net	(3,306)	(1,731)	(1,519)
Accounts payable	(51)	1,441	2,388
Accrued expenses	6,467	5,544	7,618
Deferred rent	3,426	2,246	1,889
Deferred lease incentives	3,635	6,872	1,473
Other liabilities	1,890	586	1,291

Net cash provided by operating activities	87,079	85,520	73,281
Cash flows from investing activities:
Purchases of property and equipment	(106,632)	(91,510)	(69,609)
Proceeds from marketable securities sold	37,366	41,474	7,858
Purchases of marketable securities	(30,992)	(48,599)	(30,481)
Collection of notes receivable	224	104	100

Net cash used in investing activities	(100,034)	(98,531)	(92,132)
Cash flows from financing activities:
Payments on line of credit	–	–	(5,000)
Excess tax benefit from stock-based compensation	1,581	3,542	347
Taxes paid on vested stock units under employee plans	(271)	(451)	–
Proceeds from exercise of stock options	1,886	5,097	7,150
Landlord contribution for tenant improvements, net	2,442	(4,304)	2,966

Net cash provided by financing activities	5,638	3,884	5,463

Net decrease in cash and cash equivalents	(7,317)	(9,127)	(13,388)

Cash and cash equivalents, beginning of year	22,391	31,518	44,906

Cash and cash equivalents, end of year	$15,074	$22,391	$31,518

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$–	$–	$–

Cash paid for income taxes	$2,563	$2,623	$2,259

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$9,977	$8,018	$4,920

Reduction of landlord contribution for tenant improvements	$1,200	$–	$–

Stock-based compensation capitalized	$195	$187	$183

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company” or “BJ’s” or in the first person notations “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants then in existence and to develop additional BJ’s restaurants. As of January 1, 2013, we owned and operated 130 restaurants located in 15 states (California, Texas, Florida, Arizona, Nevada, Colorado, Ohio, Oregon, Oklahoma, Washington, Indiana, Kansas, Kentucky, Louisiana and New Mexico). Each of our restaurants is currently operated as a BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill® or BJ’s Grill®. During fiscal 2012, we opened 16 new restaurants. Three of our locations brew our signature, proprietary craft BJ’s beer on the restaurant premises. All of our other restaurants receive their BJ’s beer either from one of these three “brewery” locations and/or third-party contract brewers.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2012 ended on January 1, 2013 and consisted of 52 weeks of operations, fiscal years 2011 ended on January 3, 2012 and consisted of 53 weeks of operations and fiscal year 2010 ended on December 28, 2010 and consisted of 52 weeks of operations.

Segment Disclosure

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“Codification”) Topic No. 280, Segment Reporting, which established standards for disclosures about products and services, geographic areas and major customers. We currently operate in one operating segment: casual dining restaurants, three of which have on-premise brewing operations that produce BJ’s signature, proprietary craft beers. Additionally, we operate in one geographic area: the United States of America.

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

As of January 1, 2013 and January 3, 2012, our investments in marketable securities were classified in the held-to-maturity or available for sale categories.

Concentration of Credit Risk

Financial instruments which potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents, investments and marketable securities. We currently maintain our day-to-day operating cash balances with a major financial institution. At times, our operating cash balances may be in excess of the FDIC insurance limit. At January 1, 2013, we had approximately $29.4 million of investments in marketable securities, of which $3.6 million were considered cash and cash equivalents, held by institutional brokers. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invests in instruments with expected minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We did not experience any losses in these accounts during fiscal 2012 and 2011, and believe we are not exposed to significant risk on cash and cash equivalents.

Inventories

Inventories are comprised primarily of food and beverage products and are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the estimated useful life of the asset or the primary lease term of the respective lease including exercised options, whichever is shorter. Renewals and betterments that materially extend the life of an asset are capitalized while maintenance and repair costs are expensed as incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation or amortization accounts are relieved, and any gain or loss is included in earnings.

Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives:

Furniture and fixtures	10 years
Equipment	5-10 years
Brewery equipment	10-20 years
Building improvements	the shorter of 20 years or the remaining lease term
Leasehold improvements	the shorter of the useful life or the lease term

Goodwill and Intangible Assets

We perform impairment testing annually and more frequently if factors and circumstances indicate an impairment may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, we calculate the implied estimated fair value of the reporting unit and compare it to the carrying value of the goodwill. If the carrying value of the goodwill is greater than the implied estimated fair value, an impairment charge is recorded to reduce the carrying value to the implied estimated fair value. This adjusted carrying value becomes the new goodwill accounting basis value.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. Trademarks with indefinite lives are amortized over 10 years and tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable.

We have performed our impairment testing and believe that no impairments of goodwill and intangible assets existed at January 1, 2013.

Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment in total as well as on a restaurant by restaurant basis. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future restaurant cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets or for the entire restaurant. We believe that no impairment of the carrying value of our long-lived assets existed at January 1, 2013.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point-of-sale. Revenues from the sale of gift cards are deferred and recognized upon redemption. Deferred gift card revenue included in accrued expenses on the accompanying balance sheets was $7.2 million and $6.1 million as of January 1, 2013 and January 3, 2012, respectively. We recognize gift card breakage income when the likelihood of the redemption of the cards becomes remote, which is typically 24 months after original issuance. Gift card breakage income is recorded in “Other income, net” on the Consolidated Statements of Income.

Guest Loyalty Program

In July 2012, we introduced “BJ’s Premier Rewards” guest loyalty program to all of our restaurants. This program enables participants to earn points for each qualifying purchase. The points can then be redeemed for rewards including food discounts, trips, events and other items. We measure our total rewards obligation based on the estimated number of guests that will ultimately earn and claim rewards under the program, and record the estimated related expense as reward points are accumulated. These expenses are accrued for and recorded as marketing expenses and are included in “Occupancy and Operating” expenses on our Consolidated Statements of Income.

Sales Taxes

Revenues are presented net of sales taxes. The obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2012, 2011, and 2010 was approximately $10.6 million, $7.2 million, and $4.2 million, respectively.

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

Restaurant Opening Expense

Restaurant payroll, supplies, training, other start-up costs and rent expense incurred prior to the opening of a new restaurant are expensed as incurred.

Legal and Other Settlements

Legal settlements primarily relate to the proposed settlements of certain California employment practices lawsuits and alleged trademark infringements. We agreed to these settlements, which are subject to court approval, in order to avoid the costs, risks and uncertainties inherent in litigation and to eliminate the further diversion of our management’s time and attention, and without admitting any liability on our part. Other settlements relate to a California sales tax audit assessment.

Investment Settlement

In December 2009, we agreed to a settlement with our former broker-dealer for the full liquidation of our auction rate securities (“ARS”) investment portfolio. Under the terms of the settlement agreement, we are entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012.

Leases

We lease the majority of our restaurant locations. We account for our leases in accordance with U.S. GAAP, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred lease incentive and amortized over the term of the lease. The related cash received from the landlord is reflected as “Landlord contribution for tenant improvements, net” within financing activities of our Consolidated Statements of Cash Flows.

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

For leases that contain rent escalations in which the amount of the future rent is certain or can be reasonably calculated, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rents paid and the straight-line rent as deferred rent. Certain leases contain provisions that require additional rent payments based upon restaurant sales volume (“contingent rent”). Contingent rent is accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

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

In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, all of our restaurant leases and our restaurant support center lease are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The FASB has reopened the Exposure Draft for comments and has therefore not identified a proposed effective date for the issuance of the final standard. A second exposure draft is expected in the first quarter of 2013. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments classified as held-to-maturity or available-for-sale or other current assets, accounts receivable and current liabilities approximate fair values due to the short-term maturity of these instruments. Investments classified as non-current assets are recorded at fair value based on valuation models and methodologies provided by a third party using “Level 3” inputs when the fair value of the investment cannot be determined based on current trades on the open market. The fair value of long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such obligations. Temporary changes in fair value of available-for-sale securities results in unrealized holding gains and losses being recorded in the “other comprehensive income (loss)” component of shareholders’ equity and does not affect net income for the applicable accounting period. Declines in fair value below our carrying value deemed to be other than temporary are charged against net earnings.

Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. At January 1, 2013, approximately 0.5 million shares of restricted stock units issued to team members were unvested, and were therefore excluded from the calculation of basic earnings per share for the 52 weeks ended January 1, 2013. Diluted net income per share reflects the potential dilution that could occur if stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units issued by us were to lapse. The consolidated financial statements present basic and diluted net income per share. Common stock equivalents included in the diluted computation represent shares to be issued upon assumed exercises of outstanding stock options and the assumed lapsing of the restrictions on restricted stock units using the treasury stock method.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive securities (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands).

	Fiscal Year
	2012	2011	2010
Numerator:
Net income for basic and diluted net income per share	$31,409	$31,570	$23,162

Denominator:
Weighted-average shares outstanding-basic	27,994	27,631	27,073
Effect of dilutive common stock equivalents	863	1,512	1,094

Weighted-average shares outstanding-diluted	28,857	29,143	28,167

At January 1, 2013, January 3, 2012, and December 28, 2010, there were approximately 0.3 million, 0.2 million, and 0.2 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

Stock-Based Compensation

Under shareholder approved stock-based compensation plans, we have granted incentive stock options, non-qualified stock options and restricted stock units that generally vest over five years and expire ten years from the date of grant. Stock-based compensation is measured in accordance with U.S. GAAP based on the underlying fair value of the awards granted. In valuing stock options, we are required to make certain assumptions and judgments regarding the grant date fair value utilizing the Black-Scholes option-pricing model. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows.

Reclassifications

Certain reclassifications of prior year’s financial statement amounts have been made to conform to the current year’s format.

2. Marketable Securities

Our investment policy restricts the investment of our excess cash balances to instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents and included with cash and cash equivalents on our Consolidated Balance Sheet. Marketable securities, which we have the intent and ability to hold until maturity, are classified as held-to-maturity securities and reported at amortized cost, which approximates fair value. Marketable securities, in the form of variable rate demand notes with expected put dates prior to the contractual maturity of the underlying debt security and backed by financial institutions in the form of a letter of credit or liquidity facility, are classified as available-for-sale s securities. These securities are reported at fair value and classified as Level 2. Refer to Note 3 for a discussion on fair value. Any unrealized gains or losses on available-for-sale securities would be recorded in other comprehensive income. As of January 1, 2013 and January 3, 2012, there were no unrealized gains or losses with respect to our available-for-sale securities.

We determine the appropriate classification of our marketable securities at the time of purchase and reevaluate the held-to-maturity or available-for-sale designations as of each balance sheet date. Marketable securities are classified as either short-term or long-term based on each instrument’s underlying contractual maturity date or the expected put date. Marketable securities with maturities or expected put dates of 12 months or less are classified as short-term and marketable securities with maturities or expected put dates greater than 12 months are classified as long-term. Gains or losses are determined on the specific identification cost method and recorded in earnings when realized.

Investments in marketable securities consist of the following (in thousands):

	January 1, 2013		January 3, 2012
	Fair Value	Average Maturity (1)	Fair Value	Average Maturity (1)

Available-for-sale
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$650	<1 month	$1,000	<1 month

	January 1, 2013		January 3, 2012
	Amortized Cost	Average Maturity (1)	Amortized Cost	Average Maturity (1)

Held-to-maturity
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$13,587	7 months	$21,005	8 months
Domestic corporate obligations	4,079	6 months	1,000	2 months

	$17,666		$22,005

Long-term marketable securities:
Municipal securities and direct agency obligations	$5,392	16 months	$5,643	17 months
Domestic corporate obligations	2,142	22 months	2,096	16 months

	$7,534		$7,739

(1)	Average maturity is determined from the respective balance sheet dates and reported in the table as the lessor of the original maturity date or the expected put date for each investment type.

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

At January 1, 2013, we had approximately $40.9 million of cash and cash equivalents and marketable securities. Our marketable securities are held by institutional brokers, classified as held-to-maturity securities and reported at amortized cost, which approximates fair value, or variable rate demand notes classified as available-for-sale and reported at fair value. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invest in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses on these marketable securities to date, and we believe that we are not exposed to significant risk of loss on these marketable securities.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 1, 2013	January 3, 2012
Land	$7,534	$9,081
Building improvements	211,058	172,905
Leasehold improvements	166,660	145,828
Furniture and fixtures	84,852	69,530
Equipment	159,991	125,853

	630,095	523,197
Less accumulated depreciation and amortization	(188,643)	(149,524)

	441,452	373,673
Construction in progress	16,047	16,918

Property and equipment, net	$457,499	$390,591

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	January 1, 2013	January 3, 2012
Payroll related	$13,946	$14,494
Workers compensation	9,057	7,536
Deferred revenue from gift cards	7,224	6,082
Sales taxes	5,752	5,179
Deferred lease incentives–current	3,368	3,078
Other taxes	5,509	3,262
Other current rent related	2,375	2,194
Legal and other settlements	1,781	1,817
Other	7,807	6,769

	$56,819	$50,411

6. Commitments and Contingencies

Leases

We lease our restaurant and office facilities under noncancelable operating leases with remaining terms ranging from approximately 1 to 20 years with renewal options ranging from 5 to 20 years. Rent expense for fiscal 2012, 2011, and 2010 was $29.7 million, $26.1 million, and $23.3 million, respectively.

We have certain operating leases that contain fixed rent escalation clauses. Rent expense for these leases has been calculated on the straight-line basis over the term of the leases, resulting in deferred rent of approximately $18.6 million and $15.2 million at January 1, 2013 and January 3, 2012, respectively. The deferred rent is presented on the accompanying balance sheet and will be amortized to rent expense over the life of the leases.

A number of the leases also provide for contingent rent based on a percentage of sales above a specified minimum. Total contingent rent, included in rent expense, above the minimum, for fiscal 2012, 2011, and 2010 were approximately $4.4 million, $4.0 million, and $3.5 million, respectively.

Future minimum annual rent payments under noncancelable operating leases are as follows (in thousands):

2013	$27,364
2014	27,368
2015	26,806
2016	26,305
2017	27,189
Thereafter	265,064

$400,096

Additionally, we have entered into lease agreements related to the construction of future restaurants with commencement dates subsequent to January 1, 2013. Our aggregate future commitment relating to these leases is $11.6 million.

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

Letters of Credit

We have irrevocable standby letters of credit outstanding as required under our workers’ compensation insurance arrangements that total $11.5 million as of January 1, 2013, which automatically renew each October 31 for one year unless 30 days’ notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit have been issued under our credit facility and therefore reduce the amount available for borrowing under that facility.

Other Commitments

We have severance and employment agreements with certain of our executive officers that provide for payments to those officers in the event of a termination of their employment as a result of a change in control of the Company, or without cause, as defined in those agreements. Aggregate payments totaling approximately $2.7 million would have been required by those agreements had all such officers terminated their employment for those reasons as of January 1, 2013.

7. Long-Term Debt

Line of Credit

On February 17, 2012, we entered into a $75 million unsecured revolving line of credit (“Line of Credit”) with a major financial institution. The Line of Credit expires on January 31, 2017, and may be used for working capital and other general corporate purposes. We utilize the Line of Credit principally for letters of credit that are required to support certain of our self-insurance programs and for working capital and construction requirements as needed. As of January 1, 2013, there were no funded borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $11.5 million. The Line of Credit bears interest at either LIBOR plus a percentage not to exceed 1.50%, or at a rate ranging from the financial institution’s prime rate to 0.75% below the financial institution’s prime rate based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At January 1, 2013, we were in compliance with these covenants.

8. Shareholders’ Equity

Preferred Stock

We are authorized to issue five million shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at January 1, 2013 or January 3, 2012. We currently have no plans to issue shares of preferred stock.

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

9. Income Taxes

The income tax expense (benefit) consists of the following for the last three fiscal years (in thousands):

	Fiscal Year
	2012	2011	2010
Current:
Federal	$3,204	$3,241	$1,779
State	1,279	2,772	1,726

	4,483	6,013	3,505
Deferred:
Federal	5,361	6,533	4,759
State	1,403	(464)	(626)

	6,764	6,069	4,133

Provision for income taxes	$11,247	$12,082	$7,638

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the last three fiscal years:

	Fiscal Year
	2012	2011	2010
Income tax at statutory rates	35.0%	35.0%	35.0%
Permanent differences	(0.2)	(0.2)	(1.4)
State income taxes, net of federal benefit	4.1	3.4	2.3
Income tax credits	(10.2)	(8.3)	(9.9)
Other, net	(2.3)	(2.2)	(1.2)

	26.4%	27.7%	24.8%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	January 1, 2013	January 3, 2012
Current deferred income tax asset:
Deferred rent	$7,355	$5,990
State tax	755	917
Gift cards	502	617
Accrued expenses	6,252	4,980
Other	857	695

Total current deferred income tax asset	15,721	13,199

Non-current deferred income tax asset (liability):
Property and equipment	(55,709)	(43,195)
Intangible assets	(1,646)	(1,714)
Smallwares	(3,791)	(3,302)
Investments	–	176
Accrued expenses	1,292	885
Stock-based compensation	2,723	1,729
Income tax credits	15,900	13,775
Net operating losses	310	53
Other	74	32

Total non-current deferred income tax liability	(40,847)	(31,561)

Net deferred income tax liability	$(25,126)	$(18,362)

At January 1, 2013, we had federal and California income tax credit carryforwards of approximately $14.8 million and $1.8 million, respectively, consisting primarily of the credit for FICA taxes paid on reported team member tip income and California enterprise zone credits. The FICA tax credits will begin to expire in 2030 and the California enterprise zone credits do not expire.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2013, the amount recorded for interest and penalties changed for tax positions taken in the current year. As of January 1, 2013, unrecognized tax benefits recorded was approximately $0.9 million, of which approximately $0.8 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $0.7 million to our liability for unrecognized tax benefits within the next twelve-month period due to the settlement of potential outstanding liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 29, 2009	$145
Additions based on tax positions taken during the current period	803

Balance at December 28, 2010	948
Reductions based on tax positions taken during the current period	(78)

Balance at January 3, 2012	870
Additions based on tax positions taken during the current period	27

Balance at January 1, 2013	$897

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of January 1, 2013, the earliest tax year still subject to examination by the Internal Revenue Service is 2008. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2008.

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

Under the Plan, we issue RSUs as a component of the annual equity grant award to officers and other team members and in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a longer-term equity incentive program that utilizes Company RSUs or stock options and is dependent on each participant’s extended service with us in their respective positions and remaining in good standing during that service period (i.e., five years).

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which its related restrictions are expected to lapse (i.e., generally five years). The Plan permits us to set the vesting terms and exercise period for awards at our discretion. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire ten years from date of grant. RSUs generally vest at 20% per year for non-GSSOP RSU grantees and generally cliff vest either at 33% on the third anniversary and 67% on the fifth anniversary or at 100% after the fifth anniversary for GSSOP participants.

The following table presents information related to stock-based compensation (in thousands):

	2012	Fiscal Year 2011	2010
Labor and benefits stock-based compensation	$1,255	$1,641	$1,123
General and administrative stock-based compensation	$3,330	$3,037	$2,882
Capitalized stock-based compensation (1)	$195	$187	$183

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2012	2011	2010
Expected volatility	36.74%	39.16%	34.66%
Risk free interest rate	0.69%	1.80%	2.49%
Expected option life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Fair value of options granted	$12.38	$14.37	$6.93

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

The exercise price of the stock options under our stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant.

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding options at December 29, 2009	2,267	$15.21	1,497	$15.32	4.19
Granted	546	$19.94
Exercised	(509)	$14.04
Forfeited	(260)	$18.37

Outstanding options at December 28, 2010	2,044	$16.37	1,087	$15.59	4.36
Granted	128	$40.22
Exercised	(371)	$13.74
Forfeited	(10)	$31.75

Outstanding options at January 3, 2012	1,791	$18.53	1,113	$16.85	4.51
Granted	363	$37.69
Exercised	(119)	$15.83
Forfeited	(10)	$30.20

Outstanding options at January 1, 2013	2,025	$22.08	1,403	$17.76	4.48

Information relating to significant option groups outstanding at January 1, 2013, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 9.37 – $14.03	292	5.03	$11.02	237	$11.09
$14.04 – $14.77	300	2.02	$14.10	300	$14.10
$14.90 – $16.63	169	4.15	$16.13	140	$16.02
$18.86 – $18.86	402	6.91	$18.86	323	$18.86
$19.38 – $23.47	318	3.65	$21.57	306	$21.55
$23.61 – $34.29	305	9.17	$32.57	49	$23.77
$35.13 – $52.37	239	8.49	$42.57	48	$40.96

$ 9.37 – $52.37	2,025	5.70	$22.08	1,403	$17.76

As of January 1, 2013, total unrecognized stock-based compensation expense related to non-vested stock options was $5.3 million, which is expected to be recognized over the next five years.

Restricted Stock Units

Restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding RSUs at December 29, 2009	650	$14.77
Granted	113	$24.98
Vested or released	(39)	$12.74
Forfeited	(60)	$16.30

Outstanding RSUs at December 28, 2010	664	$16.48
Granted	83	$42.63
Vested or released	(98)	$12.58
Forfeited	(33)	$18.97

Outstanding RSUs at January 3, 2012	616	$20.48
Granted	160	$43.34
Vested or released	(213)	$17.49
Forfeited	(77)	$27.91

Outstanding RSUs at January 1, 2013	486	$28.14

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). As of January 1, 2013, total unrecognized stock-based compensation expense related to non-vested restricted shares was approximately $7.5 million, which is expected to be generally recognized over the next five years.

11. Team Member Benefit Plans

We maintain a voluntary, contributory 401(k) plan for all eligible team members. Team members may elect to contribute up to 100% of their earnings, up to the IRS maximum for the plan year of participation. Additionally, eligible participants may also elect allowable catch-up contributions as provided for by the IRS. Our executive officers and other highly compensated team members are not eligible to participate in the 401(k) plan. Team member contributions are matched by us at a rate of 33% for the first 6% of deferred earnings. We contributed approximately $0.3 million, $0.2 million, and $0.2 million in fiscal 2012, 2011, and 2010, respectively.

We also maintain a non-qualified deferred compensation plan (the “DCP”) for our executive officers and other highly compensated team members, as defined in the DCP who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating team members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by the Company’s compensation committee. During fiscal 2012, there were no contributions made or accrued by us. We pay for related administrative costs, which were not significant during fiscal 2012. Team member deferrals are deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts is reflected in “Other assets, net” on our Consolidated Balance Sheets. Our obligation to participating team members is reflected in “Other liabilities.” All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Income.

12. Related Party Transactions

As of January 1, 2013, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.3% of our outstanding common stock. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution consortium whose participants are prominent regional foodservice distributors, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006 after an extensive competitive bidding process. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $78.0 million, $68.0 million, and $58.0 million of food, beverage, paper products and supplies for fiscal 2012, 2011, and 2010, respectively, which represented 23.9%, 24.3%, and 24.6% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $3.7 million and $0.3 million, at January 1, 2013 and January 3, 2012, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and are included in total cost of sales.

13. Selected Consolidated Quarterly Financial Data (Unaudited)

Our summarized unaudited consolidated quarterly financial data is as follows (in thousands, except per share data):

	April 3, 2012	July 3, 2012	October 2, 2012	January 1, 2013
Total revenues	$167,604	$180,696	$175,220	$184,805
Income from operations	$11,763	$12,273	$8,853	$7,976
Net income	$8,615	$8,967	$6,839	$6,988
Diluted net income per share (1)	$0.30	$0.31	$0.24	$0.24

	March 29, 2011	June 28, 2011	September 27, 2011	January 3, 2012
Total revenues	$144,862	$152,887	$151,425	$171,769
Income from operations	$10,110	$10,603	$8,582	$13,092
Net income	$7,195	$8,168	$6,336	$9,871
Diluted net income per share (1)	$0.25	$0.28	$0.22	$0.34

(1)	Diluted net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not sum to the full year total amount as presented on the Consolidated Statements of Income.