Form 10-Q
period 2013-04-02
BJs RESTAURANTS INC
filed 2013-05-06
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2013

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

As of May 3, 2013, there were 28,162,908 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended April 2, 2013

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 2, 2013 (Unaudited)	January 1, 2013 (Audited)
Assets
Current assets:
Cash and cash equivalents	$23,886	$15,074
Marketable securities	16,560	18,316
Accounts and other receivables	11,045	18,929
Inventories	6,492	6,061
Prepaids and other current assets	7,544	8,619
Deferred income taxes	15,612	15,721

Total current assets	81,139	82,720

Property and equipment, net	467,791	457,499
Long-term marketable securities	7,734	7,534
Goodwill	4,673	4,673
Notes receivable	–	110
Other assets, net	14,745	14,340

Total assets	$576,082	$566,876

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,287	$25,665
Accrued expenses	56,404	56,819

Total current liabilities	77,691	82,484

Deferred income taxes	42,806	40,847
Deferred rent	19,555	18,645
Deferred lease incentives	49,465	48,422
Other liabilities	4,972	4,644

Total liabilities	194,489	195,042

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 28,149 and 28,072 shares issued and outstanding as of April 2, 2013 and January 1, 2013, respectively	181,091	180,940
Capital surplus	40,147	38,812
Retained earnings	160,355	152,082

Total shareholders’ equity	381,593	371,834

Total liabilities and shareholders’ equity	$576,082	$566,876

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended
	April 2, 2013	April 3, 2012
Revenues	$188,625	$167,604
Costs and expenses:
Cost of sales	46,294	41,191
Labor and benefits	65,933	58,516
Occupancy and operating	40,576	34,762
General and administrative	12,709	10,713
Depreciation and amortization	11,469	9,526
Restaurant opening	712	1,079
Loss on disposal of assets	100	54

Total costs and expenses	177,793	155,841

Income from operations	10,832	11,763

Other income (expense):
Interest income	57	69
Interest expense	(10)	(24)
Other income, net	324	333

Total other income	371	378

Income before income taxes	11,203	12,141

Income tax expense	2,930	3,526

Net income	$8,273	$8,615

Net income per share:
Basic	$0.29	$0.31

Diluted	$0.29	$0.30

Weighted average number of shares outstanding:
Basic	28,139	27,908

Diluted	28,838	29,010

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirteen Weeks Ended
	April 2, 2013	April 3, 2012
Cash flows from operating activities:
Net income	$8,273	$8,615
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,469	9,526
Deferred income taxes	2,068	1,828
Stock-based compensation expense	1,167	1,075
Loss on disposal of assets	100	54
Changes in assets and liabilities:
Accounts and other receivables	7,884	1,320
Inventories	(431)	515
Prepaids and other current assets	1,075	1,455
Other assets, net	(410)	(893)
Accounts payable	4,064	(3,428)
Accrued expenses	(415)	(2,465)
Deferred rent	910	590
Deferred lease incentives	1,043	2,883
Other liabilities	328	452

Net cash provided by operating activities	37,125	21,527

Cash flows from investing activities:
Purchases of property and equipment	(30,260)	(18,027)
Proceeds from sale of assets	14	–
Proceeds from marketable securities sold	8,054	9,730
Purchases of marketable securities	(6,498)	(10,977)
Collection of notes receivable	110	27

Net cash used in investing activities	(28,580)	(19,247)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	328	414
Taxes paid on vested stock units under employee plans	(212)	(15)
Proceeds from exercise of stock options	151	663
Landlord contribution for tenant improvements, net	–	(2,844)

Net cash provided by (used in) financing activities	267	(1,782)

Net increase in cash and cash equivalents	8,812	498
Cash and cash equivalents, beginning of period	15,074	22,391

Cash and cash equivalents, end of period	$23,886	$22,889

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$–	$–

Cash paid for income taxes	$1,423	$383

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$1,535	$705

Stock-based compensation capitalized	$52	$52

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

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the U.S. Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended January 1, 2013. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of January 1, 2013, has been derived from our audited consolidated financial statements.

Reclassifications

Certain reclassifications of prior period’s financial statement amounts have been made to conform to the current period’s format.

2.  MARKETABLE SECURITIES

Our investment policy restricts the investment of our excess cash balances to instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents and included with cash and cash equivalents on our Consolidated Balance Sheets. Marketable securities, which we have the intent and ability to hold until maturity, are classified as held-to-maturity securities and reported at amortized cost, which approximates fair value. Marketable securities, in the form of variable rate demand notes with expected put dates prior to the contractual maturity of the underlying debt security and backed by financial institutions in the form of a letter of credit or liquidity facility, are classified as available-for-sale securities. These securities are reported at fair value and classified as Level 2 in the three-tier fair value hierarchy, as further described in Note 3. Any unrealized gains or losses on available-for-sale securities would be recorded in other comprehensive income. As of April 2, 2013 and January 1, 2013, there were no unrealized gains or losses with respect to available-for-sale securities.

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

Investments in marketable securities consist of the following (in thousands):

	April 2, 2013		January 1, 2013
	Fair Value	Average Maturity (1)	Fair Value	Average Maturity (1)

Available-for-sale
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$–		$650	<1 month

	April 2, 2013		January 1, 2013
	Amortized Cost	Average Maturity (1)	Amortized Cost	Average Maturity (1)

Held-to-maturity
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$12,522	5 months	$13,587	7 months
Domestic corporate obligations	4,038	3 months	4,079	6 months

	$16,560		$17,666

Long-term marketable securities:
Municipal securities and direct agency obligations	$6,138	17 months	$5,392	16 months
Domestic corporate obligations	1,596	19 months	2,142	22 months

	$7,734		$7,534

(1)	Average maturity is determined from the respective balance sheet dates and reported in the table as the lessor of the original maturity date or the expected put date for each investment type.

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

At April 2, 2013, we had approximately $48.2 million of cash and cash equivalents and marketable securities. Our marketable securities are held by institutional brokers, classified as held-to-maturity securities and reported at amortized cost, which approximates fair value, or variable rate demand notes classified as available-for-sale and reported at fair value, if any. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invest in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses on these marketable securities to date, and we believe that we are not exposed to significant risk of loss on these marketable securities.

4.  LONG-TERM DEBT

Line of Credit

On February 17, 2012, we entered into a $75 million unsecured revolving line of credit (“Line of Credit”) with a major financial institution. The Line of Credit expires on January 31, 2017, and may be used for working capital and other general corporate purposes. We utilize the Line of Credit principally for letters of credit that are required to support certain of our self-insurance programs and for working capital and construction requirements as needed. As of April 2, 2013, there were no funded borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $11.5 million. The Line of Credit bears interest at either LIBOR plus a percentage not to exceed 1.50%, or at a rate ranging from the financial institution’s prime rate to 0.75% below the financial institution’s prime rate based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At April 2, 2013, we were in compliance with these covenants.

5.  NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units issued by us were to lapse (collectively equity awards). The consolidated financial statements present basic and diluted net income per share.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive equity awards (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2013	April 3, 2012
Numerator:
Net income for basic and diluted net income per share	$8,273	$8,615

Denominator:
Weighted-average shares outstanding - basic	28,139	27,908
Dilutive effect of equity awards	699	1,102

Weighted-average shares outstanding - diluted	28,838	29,010

For the thirteen weeks ended April 2, 2013 and April 3, 2012, there were approximately 0.7 million and 0.1 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6.  RELATED PARTY

As of April 2, 2013, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.2% of our outstanding common stock. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution consortium whose participants are prominent regional foodservice distributors, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006 after an extensive competitive bidding process. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $19.7 million and $18.4 million of food, beverage, paper products and supplies for the thirteen weeks ended April 2, 2013 and April 3, 2012, respectively, which represents 22.7% and 24.2% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $5.1 million and $3.7 million, at April 2, 2013 and January 1, 2013, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and are included in total cost of sales.

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

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended
	April 2, 2013	April 3, 2012
Labor and benefits stock-based compensation	$328	$303
General and administrative stock-based compensation	$839	$772
Capitalized stock-based compensation (1)	$52	$52

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	April 2, 2013	April 3, 2012
Expected volatility	36.9%	39.5%
Risk free interest rate	0.7%	0.9%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$11.06	$15.71

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

The exercise price of the stock options under our stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. Stock option activity during the thirteen weeks ended April 2, 2013, was as follows:

	Options Outstanding		Options Exercisable

	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

Outstanding options at January 1, 2013	2,025	$22.08	1,403	$17.76
Granted	171	$33.47
Exercised	(10)	$15.89
Forfeited	(16)	$33.04

Outstanding options at April 2, 2013	2,170	$22.93	1,470	$18.20

As of April 2, 2013, total unrecognized stock based compensation expense related to non-vested stock options was $6.3 million, which is expected to be generally recognized over the next five years.

Restricted Stock Units

Restricted stock unit activity during the thirteen weeks ended April 2, 2013, was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding RSUs at January 1, 2013	486	$28.14
Granted	61	$33.43
Vested or released	(53)	$19.18
Forfeited	(21)	$33.63

Outstanding RSUs at April 2, 2013	473	$29.58

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed ratably over the period during which the restrictions are expected to lapse (i.e., five years). As of April 2, 2013, total unrecognized stock-based compensation expense related to non-vested restricted shares was approximately $8.2 million, which is expected to be generally recognized over the next five years.

8.  INCOME TAXES

As of April 2, 2013, unrecognized tax benefits recorded were approximately $0.3 million, of which approximately $0.2 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $0.2 million to our liability for unrecognized tax benefits within the next twelve-month period due to the settlement of potential outstanding liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2013	$897
Reductions based on tax positions taken during the current period	(563)

Balance at April 2, 2013	$334

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of April 2, 2013, the earliest tax year still subject to examination by the Internal Revenue Service is 2009. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2008.

9.  LEGAL PROCEEDINGS

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q, as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2013, are not the only risks we face. These statements reflect our current perspectives and outlook with respect to the Company’s future expansion plans, key business initiatives, expected operating conditions and other factors. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, also may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

“Forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;
•	the rate and scope of our planned future restaurant development;
•	the estimated total domestic capacity for our larger-format restaurants;
•	anticipated dates on which we will commence or complete the development and opening of new restaurants;
•	expectations as to the timing and success of any expansion of our contract brewing strategy for our proprietary craft beers and sodas;
•	expectations for consumer spending on casual dining restaurant occasions;

•	expectations as to the availability and costs of key commodities used in our restaurants and brewing operations;
•	expectations as to our menu price increases and their effect, if any, on revenue and results of operations;
•	expectations as to the effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;
•	expectations as to our capital requirements and actual or available borrowings on our line of credit;
•	expectations as to our future revenues, operating costs and expenses; and
•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These “forward-looking” statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Some, but not all, significant factors that could prevent us from achieving our stated goals include, but are not limited to:

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

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2013.

GENERAL

As of April 2, 2013, we owned and operated 131 restaurants located in the 15 states of California, Texas, Florida, Arizona, Nevada, Colorado, Ohio, Oregon, Oklahoma, Washington, Indiana, Kansas, Kentucky, Louisiana and New Mexico. Our restaurants operate under the BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill®, or BJ’s Grill® names. Our menu features our BJ’s award-winning, signature deep-dish pizza, our hand-tossed style pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our BJ’s Restaurant & Brewery® restaurants feature on-premise brewing facilities where BJ’s proprietary craft beers are produced for some of our restaurants. Currently, three of our restaurants have active brewing operations on-premise, while the remainder of our proprietary beer requirements is provided by third-party craft brewers (“contract brewers”) using our proprietary recipes. Our six BJ’s Pizza & Grill® restaurants are a smaller-format, full-service restaurant when compared to our large format BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant & Brewhouse® format currently represents our primary expansion vehicle. BJ’s Grill® is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements will be tested for potential application to our larger restaurants.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 2, 2013 and April 3, 2012, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages reflected below may not reconcile due to rounding.

	For The Thirteen Weeks Ended
	April 2, 2013	April 3, 2012
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	24.5	24.6
Labor and benefits	35.0	34.9
Occupancy and operating	21.5	20.7
General and administrative	6.7	6.4
Depreciation and amortization	6.1	5.7
Restaurant opening	0.4	0.6
Loss on disposal of fixed assets	0.1	-

Total costs and expenses	94.3	93.0

Income from operations	5.7	7.0

Other income (expense):
Interest income	-	-
Interest expense	-	-
Gain on investment settlement	-	-
Other income, net	0.2	0.2

Total other income	0.2	0.2

Income before income taxes	5.9	7.2

Income tax expense	1.6	2.1

Net income	4.4%	5.1%

Thirteen Weeks Ended April 2, 2013 (first quarter of 2013) Compared to Thirteen Weeks Ended April 3, 2012 (first quarter of 2012).

Revenues.   Total revenues increased by $21.0 million, or 12.5%, to $188.6 million during the thirteen weeks ended April 2, 2013, from $167.6 million during the comparable thirteen week period of 2012. The increase in revenues consisted of an increase of approximately $20.4 million in sales from new restaurants not yet in our comparable sales base and an approximate 0.4%, or $0.6 million increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an effective menu price increase factor of approximately 3.1% coupled with a net favorable increase in menu mix and guest incident rates, partially offset by an approximate 3.0% reduction of guest traffic.

Our restaurants, like most in casual dining, are impacted by inflationary pressures for the costs of certain commodities, labor and other operating expenses. We attempt to offset the impact of inflation on our cost structure with purchasing economies of scale, productivity and efficiency improvements, menu merchandising and menu price increases. If our guests do not accept our menu price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of any menu price increase could be negated and our operating margins could be adversely impacted. To help protect guest traffic and to respond to the actions of our competitors, we may consider the promotion of selective menu offerings or introduce new menu offerings at reduced or lower price points which could have the effect of further reducing any benefit from menu price increases. Additionally, other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, heavy promotional and discounting activities by our competitors, including the large national competitors that have the resources to spend significantly on marketing and advertising, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2013, can impact comparable sales.

Cost of Sales.   Cost of sales increased by $5.1 million, or 12.4%, to $46.3 million during the thirteen weeks ended April 2, 2013, from $41.2 million during the comparable thirteen week period of 2012. This increase was primarily due to the opening of 14 new restaurants since the thirteen weeks ended April 3, 2012. As a percentage of revenues, cost of sales decreased to 24.5% for the current thirteen week period from 24.6% for the prior year comparable thirteen week period. The percentage decrease was primarily related to increased menu pricing and improved kitchen productivity resulting in lower theoretical to actual food cost variances, offset by increased commodity costs.

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

We provide our guests a large variety of menu items and, as a result, we are not overly dependent on a single group of commodities. However, based on current trends and expectations, we believe the overall cost environment for food commodities will likely continue to be subject to upward pressure during 2013, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. While we continue to work with our suppliers to control food costs, and while we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not significantly increase due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items, fresh seafood and many produce items, or where we have currently chosen not to contract for long periods of time, such as our ground beef. There are also certain commodity items, such as certain produce items and certain seafood items, in which the contracts principally consist of “collar” agreements whereby the costs are subject to floors and ceilings. It is our current intention to attempt to offset our expected commodity cost increases through cost savings and productivity/efficiency initiatives and menu mix shifts, coupled with selective menu price increases. However, there can be no assurance that we will be entirely successful in this respect.

The cost to produce and distribute our proprietary craft beer is included in our cost of sales. We currently have qualified three contract brewers to produce our high-quality craft beer. During fiscal 2013, we anticipate that our qualified contract brewers will produce approximately 75% of our estimated requirement of approximately 70,000 barrels of our proprietary craft beer. Our longer-term objective is to have large contract brewers produce substantially all of our larger-volume beers. We currently expect to continue to create and brew our smaller-volume, seasonal, research and development and specialty beers. Once these beers reach higher volumes, we may eventually decide to also move the majority of this production to contract brewers as we continue to grow our restaurant base and therefore increase our demand for our proprietary craft beer. We believe the larger-scale contract brewers have greater economies of scale, stronger quality control systems and more effective, leverageable supply chain relationships. Additionally, this allows our brewery department to focus on creating and developing distinctive and unique beer flavors for us as opposed to focusing on the production and logistics of large scale brewing. The cost to produce our craft beers is subject to the same inflationary pressures that affect food commodities. We also use craft brewers to produce substantially all of our craft soda and cider products, the costs of which are also included in our cost of sales.

Labor and Benefits.   Labor and benefit costs for our restaurants increased by $7.4 million, or 12.7%, to $65.9 million during the thirteen weeks ended April 2, 2013, from $58.5 million during the comparable thirteen week period of 2012. This increase was primarily due to the opening of 14 new restaurants since the thirteen weeks ended April 3, 2012. As a percentage of revenues, labor and benefit costs increased to 35.0% for the current thirteen week period from 34.9% for the prior year comparable thirteen week period. This percentage increase was principally due to higher management labor, workers compensation insurance and federal unemployment tax rates in California and Florida, offset by increased hourly labor productivity. Included in labor and benefits for each of the thirteen weeks ended April 2, 2013 and April 3, 2012, was approximately $0.3 million, or 0.2% of revenues of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Our restaurants can be affected by increases in federal and state minimum wages, state unemployment insurance taxes and other government regulations including overtime laws and mandated health insurance requirements. Additionally, some states have annual minimum wage increases correlated with either state or federal increases in the consumer price index. In the past, we have been able to react to changes in our key operating costs, including minimum wage increases, by gradually increasing our menu prices and improving our productivity in our restaurants. However, we cannot guarantee that all or any future cost increases can be offset by increased menu prices or that increased menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.

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

Occupancy and Operating.   Occupancy and operating expenses increased by $5.8 million, or 16.7%, to $40.6 million during the thirteen weeks ended April 2, 2013, from $34.8 million during the comparable thirteen week period of 2012. This increase was primarily due to the opening of 14 new restaurants since the thirteen weeks ended April 3, 2012. As a percentage of revenues, occupancy and operating expenses increased to 21.5% for the current thirteen week period from 20.7% for the prior year comparable thirteen week period. This percentage increase was principally due to planned additional marketing, including expanded television testing in select markets, coupled with increased facilities and general liability insurance costs.

General and Administrative.   General and administrative expenses increased by $2.0 million, or 18.6%, to $12.7 million during the thirteen weeks ended April 2, 2013, from $10.7 million during the comparable thirteen week period of 2012. The increase in general and administrative costs was primarily due to higher field supervision and restaurant support costs. Also included in general and administrative costs in each of the thirteen weeks ended April 2, 2013 and April 3, 2012, was approximately $0.8 million of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 6.7% for the current thirteen week period from 6.4% for the prior year comparable thirteen week period. This percentage increase was primarily due to increased field supervision and restaurant support costs.

Depreciation and Amortization.   Depreciation and amortization increased by $1.9 million, or 20.4%, to $11.5 million during the thirteen weeks ended April 2, 2013, compared to $9.5 million during the comparable thirteen week period of 2012. As a percentage of revenues, depreciation and amortization increased to 6.1% for the current thirteen week period from 5.7% for the prior year period. This percentage increase was principally a result of increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives.

Restaurant Opening.   Restaurant opening expense was $0.7 million during the thirteen weeks ended April 2, 2013, compared to $1.1 million during the comparable thirteen week period of 2012. This decrease is primarily due to opening costs related to one restaurant opening during the thirteen weeks ended April 2, 2013, compared to two restaurant openings during the thirteen weeks ended April 3, 2012. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. Restaurant opening expenses for any given quarter will typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters.

Loss on Disposal of Assets.   The loss on disposal of assets of approximately $0.1 million, or 0.1% of revenues, during the thirteen weeks ended April 2, 2013, primarily relates to the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Interest Income.   Interest income was $0.06 million during the thirteen weeks ended April 2, 2013, compared to $0.07 million during the comparable thirteen week period of 2012.

Interest Expense.   Interest expense was $0.01 million during the thirteen weeks ended April 2, 2013, compared to $0.02 million during the comparable thirteen week period of 2012.

Other Income, Net.   Other income, net, was $0.3 million for each of the thirteen weeks ended April 2, 2013 and April 3, 2012.

Income Tax Expense.   Our effective income tax rate for the thirteen weeks ended April 2, 2013, was 26.2% compared to 29.0% for the comparable thirteen week period of 2012. The effective income tax rate for the thirteen weeks ended April 2, 2013, differed from the statutory income tax rate primarily due to the expiration of statutes related to certain expenses that were previously reserved. We currently estimate our effective tax rate to be approximately 29% for fiscal 2013. However, our actual effective tax rate for fiscal 2013 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	April 2, 2013	January 1, 2013
Cash and cash equivalents	$23,886	$15,074
Total marketable securities	$24,294	$25,850
Net working capital	$3,448	$236
Current ratio	1.0:1.0	1.0:1.0

	For The Thirteen Weeks Ended
	April 2, 2013	April 3, 2012
Cash provided by operating activities	$37,125	$21,527
Capital expenditures	$30,260	$18,027

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

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve an approximate 12% increase in total restaurant operating weeks during fiscal 2013 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2012 openings. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not yet be large enough to generate enough cash flow from operations to totally fund our planned expansion over the longer run. We currently estimate the total domestic capacity to be at least 425 BJ’s restaurants. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our operating restaurants and we have purchased the land for three more properties scheduled for restaurant openings in fiscal 2013. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we subsequently enter into sale-leaseback arrangements for land parcels that we may purchase. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $37.1 million during the thirteen weeks ended April 2, 2013, representing a $15.6 million increase from the $21.5 million provided by during the comparable thirteen week period of 2012. The increase in cash from operating activities for the thirteen weeks ended April 2, 2013, in comparison to the thirteen weeks ended April 3, 2012, is primarily due to higher number of restaurant operating weeks and greater depreciation expense as a result of more restaurants in operation coupled with the timing of accounts payable and receivables.

For the thirteen weeks ended April 2, 2013, total capital expenditures were approximately $30.3 million, of which expenditures for the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $23.9 million. These expenditures were primarily related to the construction of our new restaurant that opened during the thirteen weeks ended April 2, 2013, as well as expenditures related to restaurants expected to open in the second quarter of fiscal 2013. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $5.0 million and $1.4 million, respectively.

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

Our capital expenditures during fiscal 2013 will continue to be significant as we currently plan to open as many as 17 new restaurants, including one relocation of an existing restaurant, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures. As of May 6, 2013, we have entered into 14 signed leases and purchased the land for three properties for new restaurant locations expected to open in fiscal 2013, three of which have already opened. We expect to enter into additional leases or purchase agreements for locations to be opened in future years. We currently anticipate our total capital expenditure for fiscal 2013, including all expenditure categories to be approximately $115 million to $120 million. We expect to fund our anticipated capital expenditures for fiscal 2013 with current cash and investment balances on hand, expected cash flow from operations, proceeds from sales/leaseback transactions and expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

From time to time, we will evaluate opportunities to acquire and convert other restaurant locations or entire restaurant chains to the BJ’s restaurant concept. In the future we may consider joint venture arrangements to augment BJ’s expansion into new markets, or a more rapid expansion of our BJ’s Grill® concept, or may evaluate non-controlling investments in other emerging restaurant concepts that offer complementary growth opportunities to our BJ’s restaurant operations. Currently, we have no binding commitments or agreements to acquire or convert any other restaurant locations or chains to our concept, or to enter into any joint ventures or non-controlling investments. However, we would likely require additional capital resources to take advantage of any of these growth opportunities should they become feasible.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of April 2, 2013, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant guests. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We are currently unable to contract for certain commodities, such as fluid dairy, fresh seafood and most fresh produce items for long periods of time. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.

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

Fair Value of Marketable Securities and Cash Equivalents

We measure the fair value of our marketable securities using quoted market prices in active markets. All of our marketable securities are currently classified as held-to-maturity or available for sale, included as short-term and long-term marketable securities in the Consolidated Balance Sheets. Held-to-maturity securities are reported at amortized cost, which approximates fair value, with related gains and losses reflected in earnings once realized; and available-for sale securities are reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect) until realized. We believe that the fair value of our marketable securities equaled the quoted market price of our marketable securities at April 2, 2013.

We believe the carrying value of cash equivalents approximates fair value due to the short-term nature of those instruments.

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

In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, all of our restaurant leases and our restaurant support center lease are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The FASB has reopened the Exposure Draft for comments and has therefore not identified a proposed effective date for the issuance of the final standard. A second exposure draft is expected in the second quarter of 2013. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. See Item 1A, Risk Factors, “Future changes in financial accounting standards may significantly change our reported results of operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2013.

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

Dividend Policy and Stock Repurchases

The continued operation and expansion of our business will require substantial funding. Accordingly, we have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling and investing in our existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results and other factors our Board of Directors deem relevant. Our credit facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. We did not have any stock repurchases during the thirteen weeks ended April  2, 2013, and we currently do not have any plan to repurchase our common stock.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term marketable securities with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our marketable securities and, therefore, impact our cash flows and results of operations. For the thirteen weeks ended April 2, 2013, the average interest rate earned on cash and cash equivalents and marketable securities was approximately 0.7%. As of April 2, 2013, our cash and cash equivalents and marketable securities consisted of money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations with a cost or fair value of approximately $48.2 million. Cash may be in excess of FDIC insurance limits. We believe we are not exposed to significant risk on cash and cash equivalents and marketable securities. The fair market value of our marketable securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of April 2, 2013, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See Note 9 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for a summary of legal proceedings.

Item 1A.  RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2013. There have been no material changes in the risks related to us from those disclosed in such Annual Report. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	Employment Agreement dated January 28, 2013, between the Company and Brian S. Krakower, employed as Senior Vice President and Chief Information Officer.

10.2	Consulting Agreement, dated February 1, 2013, between the Company and Gerald W. Deitchle.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

May 6, 2013	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)