Form 10-Q
period 2013-10-01
BJs RESTAURANTS INC
filed 2013-11-05
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2013

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

As of November 1, 2013, there were 28,227,620 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended October 1, 2013

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 1, 2013	January 1, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,296	$15,074
Marketable securities	15,155	18,316
Accounts and other receivables	9,906	18,929
Inventories	6,917	6,061
Prepaids and other current assets	7,576	8,619
Deferred income taxes	17,100	15,721

Total current assets	71,950	82,720

Property and equipment, net	503,543	457,499
Long-term marketable securities	7,268	7,534
Goodwill	4,673	4,673
Notes receivable	–	110
Other assets, net	16,146	14,340

Total assets	$603,580	$566,876

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,014	$25,665
Accrued expenses	62,740	56,819

Total current liabilities	83,754	82,484

Deferred income taxes	42,340	40,847
Deferred rent	21,599	18,645
Deferred lease incentives	50,692	48,422
Other liabilities	8,098	4,644

Total liabilities	206,483	195,042

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 28,223 and 28,072 shares issued and outstanding as of October 1, 2013 and January 1, 2013, respectively	181,669	180,940
Capital surplus	42,828	38,812
Retained earnings	172,600	152,082

Total shareholders’ equity	397,097	371,834

Total liabilities and shareholders’ equity	$603,580	$566,876

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2013	2012	2013	2012
Revenues	$188,245	$175,220	$575,357	$523,520
Costs and expenses:
Cost of sales	46,651	43,230	141,392	129,470
Labor and benefits	67,232	61,324	201,114	181,686
Occupancy and operating	43,731	38,412	127,258	110,146
General and administrative	11,366	10,445	36,691	32,339
Depreciation and amortization	12,465	10,562	35,874	30,148
Restaurant opening	3,235	2,394	6,285	6,041
Loss on disposal of assets	79	–	648	451
Legal settlements	–	–	–	350

Total costs and expenses	184,759	166,367	549,262	490,631

Income from operations	3,486	8,853	26,095	32,889

Other income (expense):
Interest income	41	66	146	214
Interest expense	(10)	(10)	(30)	(44)
Gain on investment settlement	–	–	–	289
Other income, net	278	198	738	628

Total other income	309	254	854	1,087

Income before income taxes	3,795	9,107	26,949	33,976

Income tax expense	147	2,268	6,431	9,555

Net income	$3,648	$6,839	$20,518	$24,421

Net income per share:
Basic	$0.13	$0.24	$0.73	$0.87

Diluted	$0.13	$0.24	$0.71	$0.85

Weighted average number of shares outstanding:
Basic	28,206	28,004	28,174	27,971

Diluted	28,922	28,850	28,895	28,859

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirty-Nine Weeks Ended
	October 1, 2013	October 2, 2012
Cash flows from operating activities:
Net income	$20,518	$24,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,874	30,148
Deferred income taxes	114	4,269
Stock-based compensation expense	3,331	3,241
Loss on disposal of assets	648	451
Gain on investment settlement	–	(289)
Changes in assets and liabilities:
Accounts and other receivables	9,330	3,608
Inventories	(856)	(103)
Prepaids and other current assets	1,043	1,691
Other assets, net	(1,875)	(2,740)
Accounts payable	5,089	4,496
Accrued expenses	5,921	1,439
Deferred rent	2,954	2,733
Deferred lease incentives	2,270	2,738
Other liabilities	567	1,825
Landlord contribution for tenant improvements, net	(225)	1,404

Net cash provided by operating activities	84,703	79,332

Cash flows from investing activities:
Purchases of property and equipment	(93,121)	(85,772)
Proceeds from sale of assets	3,971	–
Proceeds from marketable securities sold	23,041	30,683
Purchases of marketable securities	(19,614)	(29,451)
Collection of notes receivable	28	195

Net cash used in investing activities	(85,695)	(84,345)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	771	740
Taxes paid on vested stock units under employee plans	(286)	(53)
Proceeds from exercise of stock options	729	1,319

Net cash provided by financing activities	1,214	2,006

Net increase (decrease) in cash and cash equivalents	222	(3,007)
Cash and cash equivalents, beginning of period	15,074	22,391

Cash and cash equivalents, end of period	$15,296	$19,384

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,616	$2,374

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$237	$1,201

Stock-based compensation capitalized	$200	$148

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

2.  MARKETABLE SECURITIES

Our investment policy restricts the investment of our excess cash balances to instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents and included with cash and cash equivalents on our Consolidated Balance Sheets. Marketable securities, which we have the intent and ability to hold until maturity, are classified as held-to-maturity securities and reported at amortized cost, which approximates fair value. Marketable securities, in the form of municipal variable rate demand notes with expected put dates prior to the contractual maturity of the underlying debt security and backed by financial institutions in the form of a letter of credit or liquidity facility, are classified as available-for-sale securities. These securities are reported at fair value, using a market approach and classified as Level 2 fair value measurements, as further described in Note 3. Any unrealized gains or losses on available-for-sale securities would be recorded in other comprehensive income. As of October 1, 2013, and January 1, 2013, there were no unrealized gains or losses with respect to available-for-sale securities.

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

Investments in marketable securities consist of the following (in thousands):

	October 1, 2013		January 1, 2013
	Fair Value	Average Maturity (1)	Fair Value	Average Maturity (1)

Available-for-sale
Short-term marketable securities:
Municipal variable rate demand notes	$2,810	<1 month	$650	<1 month

	October 1, 2013		January 1, 2013
	Amortized Cost	Average Maturity (1)	Amortized Cost	Average Maturity (1)

Held-to-maturity
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$12,345	5 months	$13,587	7 months
Domestic corporate obligations	–		4,079	6 months

	$12,345		$17,666

Long-term marketable securities:
Municipal securities and direct agency obligations	6,217	16 months	$5,392	16 months
Domestic corporate obligations	1,051	13 months	2,142	22 months

	$7,268		$7,534

(1)	Average maturity is determined from the respective balance sheet dates and reported in the table as the lesser of the original maturity date or the expected put date for each investment type.

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

At October 1, 2013, we had approximately $37.7 million of cash and cash equivalents and marketable securities. Our marketable securities are held by institutional brokers, classified as held-to-maturity securities and reported at amortized cost, which approximates fair value (effectively Level 2), or variable rate demand notes classified as available-for-sale securities and reported at fair value. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invest in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses on these marketable securities to date, and we believe that we are not exposed to significant risk of loss on these marketable securities.

4.  LONG-TERM DEBT

Line of Credit

On February 17, 2012, we entered into a $75 million unsecured revolving line of credit (“Line of Credit”) with a major financial institution. The Line of Credit expires on January 31, 2017, and may be used for working capital and other general corporate purposes. We utilize the Line of Credit principally for letters of credit that are required to support certain self-insurance programs and for working capital and construction requirements as needed. As of October 1, 2013, there were no funded borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $9.2 million. The Line of Credit bears interest at either LIBOR plus a percentage not to exceed 1.50%, or at a rate ranging from the financial institution’s prime rate to 0.75% below the financial institution’s prime rate based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At October 1, 2013, we were in compliance with these covenants.

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

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive equity awards (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 1, 2013	October 2, 2012	October 1, 2013	October 2, 2012
Numerator:
Net income for basic and diluted net income per share	$3,648	$6,839	$20,518	$24,421

Denominator:
Weighted-average shares outstanding - basic	28,206	28,004	28,174	27,971
Dilutive effect of equity awards	716	846	721	888

Weighted-average shares outstanding - diluted	28,922	28,850	28,895	28,859

For the thirteen weeks ended October 1, 2013 and October 2, 2012, there were approximately 0.7 million and 0.3 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive. For the thirty-nine weeks ended October 1, 2013 and October 2, 2012, there were approximately 0.7 million and 0.2 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6.  RELATED PARTY

As of October 1, 2013, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.2% of our outstanding common stock. In addition, James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage, Inc. (“DMA”), a national foodservice distribution consortium whose participants are prominent regional foodservice distributors, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $61.3 million and $58.6 million of food, beverage, paper products and supplies for the thirty-nine weeks ended October 1, 2013 and October 2, 2012, respectively, which represents 22.8% and 24.4% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $4.9 million and $3.7 million, at October 1, 2013 and January 1, 2013, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and are included in total cost of sales.

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

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2013	2012	2013	2012
Labor and benefits stock-based compensation	$406	$323	$1,032	$874
General and administrative stock-based compensation	$541	$806	$2,299	$2,367
Capitalized stock-based compensation (1)	$96	$49	$200	$148

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	October 1, 2013	October 2, 2012
Expected volatility	36.5%	37.6%
Risk free interest rate	0.8%	0.7%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$11.04	$15.13

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

The exercise price of the stock options under our stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. Stock option activity during the thirty-nine weeks ended October 1, 2013, was as follows:

	Options Outstanding		Options Exercisable

	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

Outstanding options at January 1, 2013	2,025	$22.08	1,403	$17.76
Granted	186	$33.74
Exercised	(49)	$14.91
Forfeited	(56)	$40.98

Outstanding options at October 1, 2013	2,106	$22.78	1,432	$18.23

As of October 1, 2013, total unrecognized stock-based compensation expense related to non-vested stock options was $5.1 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Restricted stock unit activity during the thirty-nine weeks ended October 1, 2013, was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding RSUs at January 1, 2013	486	$28.14
Granted	115	$34.05
Vested or released	(86)	$17.00
Forfeited	(54)	$34.48

Outstanding RSUs at October 1, 2013	461	$30.97

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed ratably over the period during which the restrictions are expected to lapse (i.e., five years). As of October 1, 2013, total unrecognized stock-based compensation expense related to non-vested restricted shares was approximately $7.6 million, which is generally expected to be recognized over the next five years.

8. INCOME TAXES

As of October 1, 2013, unrecognized tax benefits recorded was approximately $0.2 million, of which approximately $0.1 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $0.1 million to our liability for unrecognized tax benefits within the next twelve-month period due to the settlement of potential outstanding liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2013	$897
Reductions based on statute expirations and audit settlements	(679)

Balance at October 1, 2013	$218

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of October 1, 2013, the earliest tax year still subject to examination by the Internal Revenue Service is 2010. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2008.

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

“Forward-looking” statements include, among others, statements concerning:

—	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;
—	the rate and scope of our planned future restaurant development;
—	the estimated total domestic capacity for our restaurants;
—	anticipated dates on which we will commence or complete the development and opening of new restaurants;
—	expectations as to the timing and success of any expansion of our independent third party brewing strategy for our proprietary craft beers and sodas;
—	expectations for consumer spending on casual dining restaurant occasions;
—	expectations as to the availability and costs of key commodities used in our restaurants and brewing operations;
—	expectations as to our menu price increases and their effect, if any, on revenue and results of operations;
—	expectations as to the effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;
—	expectations as to our capital requirements and actual or available borrowings on our line of credit;
—	expectations as to our future revenues, operating costs and expenses; and,
—	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These “forward-looking” statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Some, but not all, significant factors that could prevent us from achieving our stated goals include, but are not limited to:

—	Our success depends substantially on the favorable image, credibility and value of the BJ’s brand and our reputation for offering guests a higher quality, more differentiated total dining experience at a good value.
—	Any deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.
—	If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.
—	Our ability to open new restaurants on schedule in accordance with our targeted capacity growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases, recruiting and training qualified managers and hourly team members to correctly operate our new restaurants and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.
—	Access to sources of capital and our ability to raise capital in the future may be limited, which could adversely affect our business and our expansion plans.
—	Any deterioration in general economic conditions could also have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.
—	Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated revenues and financial results, including a potential impairment of the long-lived assets of certain restaurants.
—	Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
—	Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.
—	Our future operating results may fluctuate significantly due to our relatively small number of existing restaurants and the expenses required to open new restaurants.
—	A significant number of our restaurants are concentrated in California, Texas and Florida, which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.
—	Our operations are susceptible to changes in our food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our team members), energy and supply costs which could adversely affect our profitability.
—	Our costs to construct new restaurants are susceptible to both material and labor cost fluctuations which could adversely affect our return on investment results for new restaurants.
—	Our increasing dependence on independent third party brewers could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer and sodas.

—	Government laws and regulations affecting the operation of our restaurants, including (but not limited to) those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, consumer health and safety, group health insurance coverage, nutritional disclosures, and employment-related documentation requirements could increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.
—	Our internal brewing, independent third party brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected either as a result of different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations enacted to be promulgated by such governments or agencies. In this regard, our relationship with third party brewers is currently being reviewed by the Texas Alcoholic Beverage Commission. While the matter remains open, in order to assure compliance with Texas rules, it is possible that we may be required to produce proprietary beer for our Texas restaurants through internal breweries which will need to be built and operated by us in Texas.

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2013.

GENERAL

As of October 1, 2013, we owned and operated 140 restaurants located in 15 states: California, Texas, Florida, Arizona, Colorado, Nevada, Ohio, Washington, Oklahoma, Oregon, Kentucky, Indiana, Kansas, Louisiana and New Mexico. Our restaurants operate under the BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill®, or BJ’s Grill® names. Our menu features our BJ’s award-winning, signature deep-dish pizza, our hand-tossed style pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrees, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our BJ’s Restaurant & Brewery® restaurants feature on-premise brewing facilities where BJ’s proprietary craft beers are produced for some of our restaurants. Currently, three of our restaurants have active brewing operations on-premise, while the remainder of our proprietary beer requirements is provided by independent third party brewers using our proprietary recipes. Our five BJ’s Pizza & Grill® restaurants are a smaller-format, full-service restaurant when compared to our large format BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant & Brewhouse® format currently represents our primary expansion vehicle. BJ’s Grill® is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements are tested for potential application to our larger restaurants.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended October 1, 2013 and October 2, 2012, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages reflected below may not reconcile due to rounding.

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.8	24.7	24.6	24.7
Labor and benefits	35.7	35.0	35.0	34.7
Occupancy and operating	23.2	21.9	22.1	21.0
General and administrative	6.0	6.0	6.4	6.2
Depreciation and amortization	6.6	6.0	6.2	5.8
Restaurant opening	1.7	1.4	1.1	1.2
Loss on disposal of fixed assets	-	-	0.1	0.1
Legal settlements	-	-	-	0.1

Total costs and expenses	98.1	94.9	95.5	93.7

Income from operations	1.9	5.1	4.5	6.3

Other income (expense):
Interest income	-	-	-	-
Interest expense	-	-	-	-
Gain on investment settlement	-	-	-	0.1
Other income, net	0.1	0.1	0.1	0.1

Total other income	0.2	0.1	0.1	0.2

Income before income taxes	2.0	5.2	4.7	6.5

Income tax expense	0.1	1.3	1.1	1.8

Net income	1.9%	3.9%	3.6%	4.7%

Thirteen Weeks Ended October 1, 2013 (third quarter of 2013) Compared to Thirteen Weeks Ended October 2, 2012 (third quarter of 2012).

Revenues. Total revenues increased by $13.0 million, or 7.4%, to $188.2 million during the thirteen weeks ended October 1, 2013, from $175.2 million during the comparable thirteen week period of 2012. The increase in revenues primarily consisted of an increase of approximately $16.5 million in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 2.2%, or $3.5 million decrease in comparable restaurant sales. The decrease in comparable restaurant sales resulted from a reduction in guest traffic, partially offset by an effective menu price increase of approximately 2.1%.

Our restaurants, like most in casual dining, are impacted by inflationary pressures for the costs of certain commodities, labor and other operating expenses. We attempt to offset the impact of inflation on our cost structure with purchasing economies of scale, productivity and efficiency improvements, menu merchandising and menu price increases. If our guests do not accept our menu price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of any menu price increase could be negated and our operating margins could be adversely impacted. To help protect guest traffic and to respond to the actions of our competitors, we may consider the promotion of selective menu offerings or introduce new menu offerings at reduced or lower price points which could have the effect of further reducing any benefit from menu price increases. Additionally, other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, heavy promotional and discounting activities by our competitors, including the large national competitors that have the resources to spend significantly on marketing and advertising, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2013, can impact comparable restaurant sales.

Cost of Sales. Cost of sales increased by $3.4 million, or 7.9%, to $46.7 million during the thirteen weeks ended October 1, 2013, from $43.2 million during the comparable thirteen week period of 2012. This increase was primarily due to the opening of 16 new restaurants since the thirteen weeks ended October 2, 2012. As a percentage of revenues, cost of sales increased to 24.8% for the current thirteen week period from 24.7% for the prior year comparable thirteen week period. The slight percentage increase was primarily related to an unfavorable menu mix shift, offset by increased menu pricing and a slight decrease in commodity costs.

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

We provide our guests a large variety of menu items and, as a result, we are not overly dependent on a single group of commodities. However, based on current trends and expectations, we believe the overall cost environment for food commodities will likely continue to be subject to upward pressure for the remainder of 2013 and into 2014, primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. While we continue to work with our suppliers to control food costs, and while we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not significantly increase due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items, fresh seafood and many produce items, or where we have currently chosen not to contract for long periods of time. There are also certain commodity items, such as certain produce items and certain seafood items, in which the contracts principally consist of “collar” agreements whereby the costs are subject to floors and ceilings. It is our current intention to attempt to offset our expected commodity cost increases through cost savings and productivity/efficiency initiatives and menu mix shifts, coupled with selective menu price increases. However, there can be no assurance that we will be entirely successful in this respect.

The cost to produce and distribute our proprietary craft beer is included in our cost of sales. In addition to internal brewing at certain of our restaurant locations, we currently have qualified three independent third party brewers to produce our high-quality craft beer. During fiscal 2013, we anticipate that our qualified independent third party brewers will produce approximately 75% of our estimated requirement of approximately 70,000 barrels of our proprietary craft beer. We also use independent third party brewers to produce substantially all of our craft soda and cider products, the costs of which are also included in our cost of sales.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $5.9 million, or 9.6%, to $67.2 million during the thirteen weeks ended October 1, 2013, from $61.3 million during the comparable thirteen week period of 2012. This increase was primarily due to the opening of 16 new restaurants since the thirteen weeks ended October 2, 2012. As a percentage of revenues, labor and benefit costs increased to 35.7% for the current thirteen week period from 35.0% for the prior year comparable thirteen week period. The percentage increase was primarily related to the deleveraging of the fixed portion of management related labor and benefits as a result of lower comparable restaurant sales. Included in labor and benefits for the thirteen weeks ended October 1, 2013 and October 2, 2012 was approximately $0.4 million and $0.3 million, or 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Our restaurants can be affected by increases in federal and state minimum wages, workers’ compensation insurance, federal and state unemployment insurance taxes and other government regulations including overtime laws and mandated health insurance requirements. Some states have annual minimum wage increases correlated with either state or federal increases in the consumer price index. Additionally, California plans on increasing its minimum wage from $8 an hour to $9 an hour on July 1, 2014, and then to $10 an hour beginning on July 1, 2015. In the past, we have been able to react to changes in our key operating costs, including minimum wage increases, by gradually increasing our menu prices and improving our productivity in our restaurants. However, we cannot guarantee that all or any future cost increases can be offset by increased menu prices or that increased menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.

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

Occupancy and Operating. Occupancy and operating expenses increased by $5.3 million, or 13.8%, to $43.7 million during the thirteen weeks ended October 1, 2013, from $38.4 million during the comparable thirteen week period of 2012. This increase was primarily due to the opening of 16 new restaurants since the thirteen weeks ended October 2, 2012. As a percentage of revenues, occupancy and operating expenses increased to 23.2% for the current thirteen week period from 21.9% for the prior year comparable thirteen week period. This percentage increase was principally due to planned additional marketing (0.8%), including expanded television testing in select markets, coupled with increased facilities and general liability insurance costs (0.4%) and the deleveraging of the fixed component of these expenses as a result of lower comparable restaurant sales.

General and Administrative. General and administrative expenses increased by $0.9 million, or 8.8%, to $11.4 million during the thirteen weeks ended October 1, 2013, from $10.4 million during the comparable thirteen week period of 2012. The increase in general and administrative costs was primarily due to higher field supervision and restaurant support costs, partially offset by a reversal of approximately $1.5 million related to estimated 2013 cash-based incentive compensation accrued in prior quarters that, based on our actual performance to date, is currently not expected to be earned. Also included in general and administrative costs for the thirteen weeks ended October 1, 2013 and October 2, 2012 was approximately $0.5 million and $0.8 million, or 0.3% and 0.5% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses were 6.0% for both the current and prior year thirteen week period.

Depreciation and Amortization. Depreciation and amortization increased by $1.9 million, or 18.0%, to $12.5 million during the thirteen weeks ended October 1, 2013, compared to $10.6 million during the comparable thirteen week period of 2012. As a percentage of revenues, depreciation and amortization increased to 6.6% for the current thirteen week period from 6.0% for the prior year period. This percentage increase was principally a result of increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives, coupled with the deleveraging of the fixed component of these expenses as a result of lower comparable restaurant sales.

Restaurant Opening. Restaurant opening expense was $3.2 million during the thirteen weeks ended October 1, 2013, compared to $2.4 million during the comparable thirteen week period of 2012. This increase is primarily due to opening costs related to six restaurant openings during the thirteen weeks ended October 1, 2013, compared to four restaurant openings during the thirteen weeks ended October 2, 2012.

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

Loss on Disposal of Assets. The loss on disposal of assets was $0.08 million during the thirteen weeks ended October 1, 2013, related to the disposal of certain unproductive restaurant assets.

Interest Income. Interest income was $0.04 million during the thirteen weeks ended October 1, 2013, compared to $0.07 million during the comparable thirteen week period of 2012.

Interest Expense. Interest expense was $0.01 million during the thirteen weeks ended October 1, 2013 and the comparable thirteen week period of 2012.

Other Income, Net. Other income, net, was $0.3 million during the thirteen weeks ended October 1, 2013, compared to $0.2 million during the comparable thirteen week period of 2012.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended October 1, 2013, was 3.9% compared to 24.9% for the comparable thirteen week period of 2012. The effective income tax rate for the thirteen weeks ended October 1, 2013, differed from the statutory income tax rate primarily due to tax credits and lower than expected pre-tax income. We currently estimate our effective tax rate to be approximately 25% for fiscal 2013. However, our actual effective tax rate for fiscal 2013 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

Thirty-Nine Weeks Ended October 1, 2013 (third quarter to date of 2013) Compared to Thirty-Nine Weeks Ended October 2, 2012 (third quarter to date of 2012).

Revenues. Total revenues increased by $51.8 million, or 9.9%, to $575.4 million during the thirty-nine weeks ended October 1, 2013, from $523.5 million during the comparable thirty-nine week period of 2012. The increase in revenues consisted of approximately $54.6 million in sales from new restaurants not yet in our comparable restaurant sales base and an approximate 0.6%, or $2.8 million decrease in comparable restaurant sales. The decrease in comparable restaurant sales resulted from a reduction of guest traffic, partially offset by an estimated effective menu price increase of approximately 2.7%.

Cost of Sales. Cost of sales increased by $11.9 million, or 9.2%, to $141.4 million during the thirty-nine weeks ended October 1, 2013, from $129.5 million during the comparable thirty-nine week period of 2012. This increase was primarily due to the opening of 16 new restaurants since the thirty-nine weeks ended October 2, 2012. As a percentage of revenues, cost of sales decreased to 24.6% for the current thirty-nine week period from 24.7% for the prior year comparable thirty-nine week period. The percentage decrease was primarily related to increased menu pricing and improved kitchen productivity resulting in lower theoretical to actual food cost variances, offsetting a slight increase in commodity costs and an unfavorable menu mix shift.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $19.4 million, or 10.7%, to $201.1 million during the thirty-nine weeks ended October 1, 2013, from $181.7 million during the comparable thirty-nine week period of 2012. This increase was primarily due to the opening of 16 new restaurants since the thirty-nine weeks ended October 2, 2012. As a percentage of revenues, labor and benefit costs increased to 35.0% for the current thirty-nine week period from 34.7% for the prior year comparable thirty-nine week period. The percentage increase was primarily related to the deleveraging of the fixed portion of management related labor and benefits, as a result of lower comparable restaurant sales. Included in labor and benefits for each of the thirty-nine weeks ended October 1, 2013 and October 2, 2012, was approximately $1.0 million and $0.9 million, or 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $17.1 million, or 15.5%, to $127.3 million during the thirty-nine weeks ended October 1, 2013, from $110.1 million during the comparable thirty-nine week period of 2012. This increase was primarily due to the opening of 16 new restaurants since the thirty-nine weeks ended October 2, 2012. As a percentage of revenues, occupancy and operating expenses increased to 22.1% for the current thirty-nine week period from 21.0% for the prior year comparable thirty-nine week period. This percentage increase was principally due to planned additional marketing (0.6%), including expanded television testing in select markets, coupled with increased facilities and general liability insurance costs (0.3%) and our deleverage of the fixed component of these expenses as a result of lower comparable restaurant sales.

General and Administrative. General and administrative expenses increased by $4.4 million, or 13.5%, to $36.7 million during the thirty-nine weeks ended October 1, 2013, from $32.3 million during the comparable thirty-nine week period of 2012. The increase in general and administrative costs was primarily due to higher field supervision and restaurant support costs. Also included in general and administrative costs in each of the thirty-nine weeks ended October 1, 2013 and October 2, 2012, was approximately $2.3 million and $2.4 million, or 0.4% and 0.5% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 6.4% for the current thirty-nine week period from 6.2% for the prior year comparable thirty-nine week period. This percentage increase was primarily due to increased field supervision and restaurant support costs, coupled with the deleveraging of the fixed component of these expenses as a result of lower comparable restaurant sales.

Depreciation and Amortization. Depreciation and amortization increased by $5.7 million, or 19.0%, to $35.9 million during the thirty-nine weeks ended October 1, 2013, compared to $30.1 million during the comparable thirty-nine week period of 2012. As a percentage of revenues, depreciation and amortization increased to 6.2% for the current thirty-nine week period from 5.8% for the prior year period. This percentage increase was principally a result of increased construction costs for new restaurants and depreciation on our new operating toolsets, restaurant remodels and initiatives, coupled with the deleveraging of the fixed component of these expenses as a result of lower comparable restaurant sales.

Restaurant Opening. Restaurant opening expense was $6.3 million during the thirty-nine weeks ended October 1, 2013, compared to $6.0 million during the comparable thirty-nine week period of 2012. This increase is primarily due to the timing of opening costs related to our expected fourth quarter restaurant openings.

Loss on Disposal of Assets. The loss on disposal of assets was $0.6 million during the thirty-nine weeks ended October 1, 2013, compared to $0.5 million during the comparable thirty-nine week period of 2012. For the thirty-nine weeks ended October 1, 2013, these costs primarily related to the write off of the remaining net book value of assets related to the closure and relocation of our smaller-format restaurant in Eugene, Oregon, coupled with the disposal of certain unproductive restaurant assets. For the thirty-nine weeks ended October 2, 2012, these costs related to the write off of the remaining net book value of assets related to the closure and relocation of our smaller-format restaurant in Boulder, Colorado, coupled with the disposal of certain unproductive restaurant assets.

Legal Settlements. Legal settlement expenses of approximately $0.4 million, or 0.1% of revenues, during the thirty-nine weeks ended October 2, 2012, related to the settlement of a trademark infringement civil action. We had no legal settlement expenses during the thirty-nine weeks ended October 1, 2013.

Interest Income. Interest income was $0.1 million during the thirty-nine weeks ended October 1, 2013, compared to $0.02 million during the comparable thirty-nine week period of 2012.

Interest Expense. Interest expense was $0.03 million during the thirty-nine weeks ended October 1, 2013, compared to $0.04 million during the comparable thirty-nine week period of 2012.

Gain on Investment Settlement. Gain on investment settlement of approximately $0.3 million during the thirty-nine weeks ended October 2, 2012, related to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities investment portfolio. Under the terms of the settlement agreement, we were entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012. In connection with this settlement, during the thirty-nine weeks ended October 2, 2012, certain of these aforementioned securities were redeemed at par, resulting in additional cash recoveries. We had no gain on investment settlement during the thirty-nine weeks ended October 1, 2013.

Other Income, Net. Other income, net, was $0.07 million during the thirty-nine weeks ended October 1, 2013, compared to $0.06 million during the comparable thirty-nine week period of 2012.

Income Tax Expense. Our effective income tax rate for the thirty-nine weeks ended October 1, 2013, was 23.9% compared to 28.1% for the comparable thirty-nine week period of 2012. The effective income tax rate for the thirty-nine weeks ended October 1, 2013, differed from the statutory income tax rate primarily due to the expiration of statutes related to certain expenses that were previously reserved, coupled with tax credits. We currently estimate our effective tax rate to be approximately 25% for fiscal 2013. However, our actual effective tax rate for fiscal 2013 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	October 1, 2013	January 1, 2013
Cash and cash equivalents	$15,296	$15,074
Total marketable securities	$22,423	$25,850
Net working capital	($11,804)	$236
Current ratio	0.9:1.0	1.0:1.0

	For The Thirty-Nine Weeks Ended
	October 1, 2013	October 2, 2012
Cash provided by operating activities	$84,703	$79,332
Capital expenditures	$93,121	$85,772

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

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective is to achieve a low double digit increase in total restaurant operating weeks during fiscal 2013 and 2014 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2012 and 2013 openings, respectively. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not yet be large enough to generate enough cash flow from operations to totally fund our planned expansion over the longer run. We currently estimate the total domestic capacity to be at least 425 BJ’s restaurants. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our longer-term planned rate of expansion.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies six of our operating restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we subsequently enter into sale-leaseback arrangements for land parcels that we may purchase. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $84.7 million during the thirty-nine weeks ended October 1, 2013, representing a $5.4 million increase from the $79.3 million provided by during the comparable thirty-nine week period of 2012. The increase in cash from operating activities for the thirty-nine weeks ended October 1, 2013, in comparison to the thirty-nine weeks ended October 2, 2012, is primarily due to greater depreciation expense as a result of more restaurants in operation, coupled with the timing of receivables and accrued expenses, offset by the changes in deferred income taxes.

For the thirty-nine weeks ended October 1, 2013, total capital expenditures were approximately $93.1 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $78.3 million. These expenditures were primarily related to the construction of our 11 new restaurants that opened during the thirty-nine weeks ended October 1, 2013, as well as expenditures related to restaurants expected to open later in fiscal 2013. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $11.7 million and $3.1 million, respectively.

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

Our capital expenditures during fiscal 2013 will continue to be significant as we currently plan to open 17 new restaurants, including one relocation of an existing restaurant, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures. As of November 4, 2013, we have entered into six signed leases for new restaurant locations expected to open in the fourth quarter of fiscal 2013, four of which have already opened. We expect to open 17 to 19 new restaurants in fiscal 2014, of which we have currently entered into six signed leases. We expect to enter into additional leases or purchase agreements for restaurants to be opened in fiscal 2014 and future years. We currently anticipate our total capital expenditures for fiscal 2013, including all expenditure categories to be approximately $115 million to $120 million. We expect to fund our anticipated capital expenditures for fiscal 2013 and 2014 with current cash and investment balances on hand, expected cash flow from operations, proceeds from sales/leaseback transactions and expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

Our relationship with third party brewers is currently being reviewed by the Texas Alcoholic Beverage Commission. While the matter remains open, in order to assure compliance with Texas rules, it is possible that the cost of future restaurant development in Texas may include the cost of developing one or more on-site internal breweries on an as needed basis.

We significantly depend on our expected cash flow from operations, coupled with agreed-upon landlord tenant improvement allowances and sales leaseback proceeds, to fund the majority of our planned capital expenditures for 2013 and 2014. If our business does not generate enough cash flow from operations as expected, or if our landlords are unable to honor their agreements with us, or we are unable to successfully enter in a sales leaseback transaction and replacement funding sources are not otherwise available to us from borrowings under our credit facility or other alternatives, we may not be able to expand our operations at the pace currently planned.

The continued operation and expansion of our business will require substantial funding. Accordingly, we have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling and investing in our existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results and other factors our Board of Directors deem relevant. Our credit facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. We did not have any stock repurchases during the thirty-nine weeks ended October 1, 2013, and we currently do not have any plan to repurchase our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of October 1, 2013, we are not involved in any off-balance sheet arrangements.

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

Fair Value of Marketable Securities and Cash Equivalents

We measure the fair value of our marketable securities using quoted market prices in active markets. All of our marketable securities are currently classified as held-to-maturity or available for sale, included as short-term and long-term marketable securities in the Consolidated Balance Sheets. Held-to-maturity securities are reported at amortized cost, which approximates fair value, with related gains and losses reflected in earnings once realized; and, available-for sale securities are reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect) until realized. We believe that the fair value of our marketable securities equaled the quoted market price of our marketable securities at October 1, 2013.

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

In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. Currently, all of our restaurant leases and our restaurant support center lease are accounted for as operating leases, with no related assets and liabilities on our balance sheet. In May 2013, the FASB issued a revision to the Exposure Draft and was accepting feedback and comments until September 13, 2013. Once the feedback from interested parties is considered, the FASB will identify an effective date for the issuance of the final standard. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. See Item 1A, Risk Factors, “Future changes in financial accounting standards may significantly change our reported results of operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2013.

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

Our market risk exposures are related to cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term marketable securities with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our marketable securities and, therefore, impact our cash flows and results of operations. For the thirty-nine weeks ended October 1, 2013, the average interest rate earned on cash and cash equivalents and marketable securities was approximately 0.6%. As of October 1, 2013, our cash and cash equivalents and marketable securities consisted of money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations with a cost or fair value of approximately $37.7 million. Cash may be in excess of FDIC insurance limits. We believe we are not exposed to significant risk on cash and cash equivalents and marketable securities. The fair market value of our marketable securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of October 1, 2013, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2013. A summary of these risks and certain related information is included under “Statement Regarding Forward-Looking Disclosure” in Part I, Item 2 of this Form 10-Q and is incorporated herein by this reference. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

November 4, 2013	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)