Form 10-K
period 2013-12-31
BJs RESTAURANTS INC
filed 2014-02-25
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, July 2, 2013, was $951,169,613, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 24, 2014, 28,354,535 shares of the common stock of the Registrant were outstanding.

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

“Forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;
•	the rate and scope of our planned future restaurant development;
•	the estimated total domestic capacity for our restaurants;
•	anticipated dates on which we will commence or complete the development and opening of new restaurants;
•	expectations for consumer spending on casual dining restaurant occasions;
•	expectations as to the availability and costs of key commodities used in our restaurants and brewing operations;
•	expectations as to our menu price increases and their effect, if any, on revenue and results of operations;
•	expectations as to the effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;
•	expectations as to our capital requirements and actual or available borrowings on our line of credit;
•	expectations as to our future revenues, operating costs and expenses; and
•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

Some, but not all, significant factors that could prevent us from achieving our stated goals are set forth in Part I, Item 1A of this Annual Report on Form 10-K and include:

•

Our success depends substantially on the favorable image, credibility and value of the BJ’s brand and our reputation for offering customers a higher quality, more differentiated total dining experience at a good value.

•	Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

•	Any deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.
•

Any deterioration in general economic conditions could also have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.

•	If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.
•

Our ability to open new restaurants on schedule in accordance with our targeted capacity growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases, recruiting and training qualified managers and hourly employees to correctly operate our new restaurants and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

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

•	Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
•	Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.
•	Our costs to construct new restaurants are susceptible to both material and labor cost fluctuations which could adversely affect our return on investment results for new restaurants.
•	Our future operating results may fluctuate significantly due to our relatively small number of existing restaurants and the expenses required opening new restaurants.
•

A significant number of our restaurants are concentrated in California, Texas and Florida, which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

•

Our operations are susceptible to changes in our food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), energy and supply costs which could adversely affect our profitability.

•	Our dependence on independent third party brewers for some of our beer and soda could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer and sodas.
•

Our internal brewing, independent third party brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected by different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations.

•

Government laws and regulations affecting the operation of our restaurants, including (but not limited to) those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, consumer health and safety, group health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements could increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.

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

FISCAL PERIODS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended December 31, 2013, January 1, 2013, January 3, 2012, December 28, 2010, and December 29, 2009, are referred to as fiscal years 2013, 2012, 2011, 2010, and 2009, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. All fiscal years presented in this Form 10-K, with the exception of fiscal year 2011, consisted of 52 weeks. Additionally, all quarters, with the exception of the fourth quarter in fiscal year 2011, consisted of 13 weeks. Fiscal year 2011 consisted of 53 weeks with a 14-week fourth quarter; therefore, all financial references to fiscal year 2011 assume 53 weeks of operations, unless noted otherwise. We have included in this Form 10-K certain discussions of financial information for fiscal 2011 on an adjusted 52-week comparative basis to assist readers in making comparisons to our current and prior fiscal years.

ITEM 1. BUSINESS

GENERAL

As of February 25, 2014, we owned and operated 147 restaurants located in the 17 states of California, Texas, Florida, Arizona, Colorado, Nevada, Ohio, Washington, Oklahoma, Oregon, Kentucky, Virginia, Indiana, Kansas, Louisiana, Maryland and New Mexico. Our restaurants operate under the BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill®, or BJ’s Grill® names. Our menu features our BJ’s award-winning, signature deep-dish pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrées, hand tossed pizza, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our BJ’s Restaurant & Brewery® restaurants feature on-premise brewing facilities where BJ’s proprietary craft beers are produced for some of our restaurants. Currently, four of our restaurants have active brewing operations, while the remainder of our proprietary beer requirement is provided by independent third party brewers using our proprietary recipes. Our five BJ’s Pizza & Grill® restaurants are a smaller format, full-service restaurant when compared to our large format BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant & Brewhouse® format currently represents our primary expansion vehicle. BJ’s Grill® is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements are tested for potential application to our larger restaurants.

The first BJ’s restaurant opened in 1978 in Orange County, California, featuring Chicago style deep-dish pizza with a California twist on the unique flavors of deep-dish pizza. Over the years we expanded the BJ’s concept from its beginnings as a small pizzeria to a full service, high energy casual dining restaurant with a broad menu including appetizers, specialty salads, soups, hand tossed pizza, pastas, sandwiches, entrées and desserts. In 1996, we introduced our proprietary craft beers when we opened our first BJ’s Restaurant & Brewery® in Brea, California. We also completed our initial public offering of common stock in 1996. Beginning in 2002, we began using qualified independent third party brewers to supply us with a portion of our proprietary beer. Our differentiated, high-quality, craft beers have added a unique dimension to the BJ’s concept further distinguishing

BJ’s from many other restaurant concepts, and complements our signature deep- dish pizza and other menu items. Our beers have earned over 150 medals at different beer festivals and events, including 30 medals at the Great American Beer Festival. Our restaurants also offer a large variety of other craft beers on tap to complement BJ’s high quality, proprietary beers and enhance BJ’s competitive positioning as a leading retailer of beer in the casual dining segment of the restaurant industry.

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

In contrast to our “mass market” casual competitors, we believe that the BJ’s restaurant concept offers consumers a higher quality, more contemporary and approachable “casual plus” (or “premium casual” or “polished casual”) dining experience with higher energy and relevance for about the same amount of money. The term “casual plus” typically refers to a competitive positioning that has greater quality and differentiation when compared to the more mature, “mass market” casual dining concepts with average customer checks of $11.00 to $17.00, but not necessarily as extensive as the “upscale casual” concepts that typically have average customer checks well in excess of $17.00. Accordingly, our primary business objective is to continue our national expansion program as a “casual plus” restaurant company and attempt to capture additional market share in the segment over time.

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

THE BJ’s RESTAURANT CONCEPT AND MENU

Our primary growth objective is to gradually expand the BJ’s “casual plus” restaurant concept nationwide and to consistently deliver the BJ’s dining experience at the “BJ’s Gold Standard of Operational Excellence” by providing a genuine commitment to passionately connect with every customer, on every visit, through the flawless and relentless execution of every detail during every shift — to create and keep fanatical fans of BJ’s concept and brand. We believe that by delivering upon this commitment to our customers, we should have the best opportunity to generate significant repeat business and capture additional market share in the casual dining segment of the restaurant industry. To achieve these objectives, we plan to focus primarily on the opening of additional BJ’s Restaurant & Brewhouse® format restaurants in new and existing markets in a carefully controlled manner.

Our signature menu offering is our deep-dish pizza, which was introduced in 1978. Our unique version of deep-dish pizza is unusually light, with a crispy, flavorful, bakery-type crust. Our pizza is topped with high-quality meats, fresh vegetables and a blend of five cheeses. In addition to our signature deep-dish pizza, we also offer thin, flatbread pizzas as well as a traditional, hand-tossed pizza. In fiscal 2013, total pizza sales represented approximately 14% of our total restaurant sales.

In addition to pizza, we have a broad menu featuring appetizers, specialty salads, soups, pastas, sandwiches, entrées and desserts. Examples of our other menu offerings include Santa Fe Spring Rolls, BBQ Chicken Chopped Salad, Grilled Pork Chops, Cajun Pasta, Fish Tacos, Balsamic Glazed Chicken, and our famous original

BJ’s Pizookie® dessert. All of our menu items are prepared to order using high-quality ingredients. This broad menu, which we continually evolve, is an important factor in our differentiation from many other casual dining competitors. Over the last several years we have continued to evolve and differentiate our menu offerings, including a “Snacks and Small Bites” menu category, featuring small plate appetizers, a lower calorie menu category called Enlightened Entrées®, hand-tossed pizza and Brewhouse Burgers. Our menu entrées generally range in price from $7.25 to $24.50, and our daily lunch specials start at $5.95. We estimate that our average customer check in 2013, including beverages, was approximately $14.00. Our extensive menu and moderate pricing allow us to appeal to a variety of customers and dining occasions, including everyday lunch and dinner, special occasions, and late night business.

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

All of our restaurants feature our award-winning, proprietary craft beers, which we believe not only differentiates us from many other restaurant concepts, but also enhances our desire to provide greater quality and uniqueness to our customers. Approximately 9% of our total restaurant sales in 2013 consisted of our proprietary craft beers, which are freshly brewed and are not pasteurized. We also offer as many as 30 “guest” domestic and imported craft beers on our draft beer taps, in addition to a selection of bottled Belgian beers in the majority of our restaurants. Our expanded beer offerings are intended to enhance BJ’s competitive positioning as a leading retailer of craft beer in the casual dining segment of the restaurant industry. During 2013, approximately 25% of our proprietary beer was produced at four of our BJ’s Restaurant and Brewery® restaurants and then distributed to our other restaurants in a “hub and spoke” fashion. The remaining 75% of our proprietary beer was produced by other qualified independent third party brewers using our proprietary recipes. During 2013, our in-house breweries produced approximately 16,000 barrels of beer, and independent third party brewers produced approximately 45,000 barrels of beer. We expect independent third party brewers will continue producing the majority of our beers going forward. We also offer a selection of popular wines and spirits for sale in our restaurants. Alcoholic beverages, including our craft beers, represented approximately 22% of our total restaurant sales in 2013.

RESTAURANT OPERATIONS

Based on internal and publicly available data, we believe that our larger format brewery and brewhouse restaurants, on average, generate relatively high customer traffic per square foot compared to many other casual dining concepts. Therefore, we have implemented operational systems and procedures to support our desire to run our restaurants “quality fast,” particularly at peak dining periods, in order to effectively and efficiently process every customer transaction. The typical management team for a BJ’s Restaurant & Brewery® and BJ’s Restaurant & Brewhouse® consists of a General Manager, an Executive Kitchen Manager and four to five other managers depending on the sales volume for each restaurant. The General Manager is responsible for the day-to-day operations of their restaurant, including hiring, training, and the development of personnel, as well as for sales and operating profit. The Executive Kitchen Manager is responsible for managing food quality and preparation, purchasing, inventories and kitchen labor costs. All of our restaurants prepare detailed monthly operating budgets, and compare their actual results to their budgets. We also measure the productivity and efficiency of our restaurant operations using a variety of qualitative and quantitative statistical indicators such as kitchen ticket times, actual versus theoretical food waste, items produced or sold per labor hour, controllable operating costs per customer served and other activity measures.

New restaurant managers are required to successfully complete an 11-week comprehensive advanced management training program dedicated to all aspects of the operation of our restaurants including both restaurateuring and restaurant business-related topics. Our restaurant management training program is directed by our Senior Vice President of Operations Talent Development and is closely monitored by our field supervision team. We continuously review our training curriculum for our hourly employees, new managers and our existing restaurant managers.

The General Manager of each restaurant reports to a Director of Operations or an Area Vice President, who generally supervises six to eight restaurants and who in turn reports to a Regional Vice President or a Senior Regional Vice President. Additionally, we have several Regional Kitchen Operations Managers who oversee the food quality and consistency in our restaurants and help educate, coach and develop our kitchen employees. Our Regional Kitchen Operations Managers report to a Regional or Senior Regional Vice President. Our Regional and Senior Regional Vice Presidents report to our Chief Restaurant Operations Officer who oversees all aspects of restaurant operations including kitchen and bar operations, restaurant facility management, new restaurant openings and the roll-out of key operational initiatives.

In order to serve our relatively large number of customers, we carefully select, train and supervise our restaurant-level employees (“employees”). Additionally, each restaurant typically employs an average of approximately 150 hourly employees, many of whom are paid at the statutory minimum wage level and work part-time. Our goal is to staff our restaurants with qualified, trained and enthusiastic employees who desire to be an integral part of BJ’s fun, premium casual atmosphere and, at the same time, have the passion, intensity, work ethic and ability to execute our concept correctly and consistently on every shift. Prior experience in the restaurant industry is only one of the qualities management looks for in our restaurant employees. Enthusiasm, motivation, dependability, integrity, and the ability to interact well and connect with our customers and correctly execute our concept are some of the key qualities of BJ’s management and employees.

In order to maintain our high standards, all new restaurant hourly employees undergo formal training from certified Employee Instructors at each restaurant. Our Employee Instructors oversee the training by position for each new hourly employee and are also utilized to support our new restaurant openings. Our hourly team goes through a series of in-depth interactive and automated training for their respective positions.

Our future growth and success are highly dependent upon our ability to attract, develop and retain qualified restaurant management and hourly employees. We attempt to accomplish this by providing our employees with opportunities for increased responsibilities and advancement as well as performance-driven incentives based on both financial and customer satisfaction metrics. We also support our employees by offering what we believe to be competitive wages and, for eligible employees, competitive fringe benefits (including a 401(k) plan with a company match, medical insurance and dining discounts). Additionally, our General Managers, Executive Kitchen Managers, Regional Kitchen Operations Managers, Directors of Operations, Area Vice Presidents and certain brewery operations employees are eligible to be selected to participate in our Gold Standard Stock Ownership Program that operates under the authority of our 2005 Equity Incentive Plan (“the Plan”). This program is intended to be a long-term wealth building program based on awards of restricted stock units or other equity-based awards and is dependent on the participant’s extended service with us in their respective positions and their achievement of certain agreed upon performance objectives during that service period (generally five years).

Excluding our BJ’s Pizza & Grill® restaurants, our typical restaurant hours of operations are generally from 11:00 a.m. to 12:00 a.m. Sunday through Thursday and 11:00 a.m. to 1:00 a.m. Friday and Saturday. Our restaurants are typically open every day of the year except for Thanksgiving and Christmas. Most of our restaurants currently offer either in-house and/or third party delivery service. Additionally, all restaurants offer call-ahead seating, on-line ordering for customer pick-up and reservations for large parties.

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

Our BJ’s Restaurant & Brewhouse® format is currently expected to represent the vast majority of our planned new restaurant growth for the foreseeable future. We may also open new BJ’s Restaurant & Brewery® formats if operating an on-site brewery is the only legally permissible way to offer our proprietary craft beer in certain highly-desirable locations. We may also consider opening the smaller format BJ’s Grill® or a smaller format BJ’s Restaurant & Brewhouse® restaurant as fill-in locations in certain densely-populated, urban trade areas, or in smaller cities where a larger format location could not be obtained or is not appropriate.

We desire to obtain high-quality, high-profile locations for our “casual plus” restaurants, which we believe have the ability to draw customers from a larger area than most “mass market” casual dining chain restaurants. The sizes of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, retail traffic generators and geography. We believe the locations of our restaurants are critical to our long-term success. Accordingly, we devote significant time and resources to analyzing each prospective site. Since BJ’s has proven that it can be successful in a variety of locations (urban or suburban shopping malls, retail strip centers, lifestyle centers, and entertainment centers — either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. In general, we currently prefer to open our restaurants at high-profile sites in mature trade areas with dense populations. Additionally, we target geographic regions that allow us to build multiple restaurants in those areas. This “clustering” approach can provide specific economic benefits including lower supply and distribution costs, improved marketing efficiencies, management supervision leverage and increased brand awareness. It is not our current intention to open new restaurants in locations that compete for significant numbers of customers with our existing restaurants. However, as with most growing retail and restaurant chain operations, there can be no assurance that sales transfers or “cannibalization” among our locations will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets to maximize our competitive position and financial performance in each market.

During fiscal 2013, we opened 17 new restaurants, including the relocation of an existing, smaller format “Pizza & Grill” restaurant in Eugene, Oregon. As a result, we successfully achieved our stated goal to increase our total restaurant operating weeks by approximately 12% during the year. During fiscal 2014, we have targeted an approximate 12% increase in total restaurant operating weeks by opening as many as 15 new restaurants. Based on information currently available, during fiscal 2014 we expect to open six restaurants during the first half of the year and as many as nine restaurants in the second half of the year. However, there are a number of risks associated with opening new restaurants and entering new markets, and it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control, including those identified under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

We have signed leases, land purchase agreements or letters of intent for all of our potential restaurant openings for fiscal 2014. As of February 25, 2014, the following table sets forth information with respect to future restaurant locations that we expect to open in fiscal 2014 and beyond for which leases or land purchase agreements have been executed:

Future Restaurants with Signed Leases
Little Rock, Arkansas
Orlando, Florida
Palm Beach, Florida
Baltimore, Maryland
Nanuet, New York
Austin, Texas
Denton, Texas
Katy, Texas

Future Restaurants with Underlying Land Purchased
Orlando, Florida

We are currently negotiating additional leases and/or real estate purchases for potential future locations for fiscal 2014 and 2015. From time to time, we evaluate opportunities to acquire and convert other restaurant locations or entire restaurant chains to the BJ’s Restaurant concept. However, we currently have no binding commitments (other than the signed leases or land purchase agreements set forth in the table above) or agreements to acquire or convert any other restaurant locations or chains to our concepts.

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

At times, we may have some of our costs to open a restaurant effectively reimbursed to us by our landlords in the form of tenant improvement allowance incentives pursuant to agreed-upon terms in our leases. If obtained, these allowances usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. We typically seek tenant improvement allowances of approximately $100 per square foot. However, not every location we develop into a restaurant will have such allowances available. During 2013, we opened 17 new restaurants, of which only seven restaurants received tenant improvement allowances. For these seven restaurants, our average tenant improvement allowance was approximately $70 per square foot. However, there can be no assurance that such allowances will be available for every potential location that we seek to develop into a new restaurant. Generally, a landlord will charge us additional rent for any allowances provided to us in this regard. We may also purchase the land underlying certain restaurant locations if it becomes available. However, it is not our current strategy to own a large number of land parcels that underlie our restaurants. In many cases, we subsequently enter into sale-leaseback arrangements for land parcels that we purchase.

TARGETED NEW RESTAURANT ECONOMICS

In selecting sites for our restaurants, an important objective is to earn a suitable rate of return on our investment. However, this return often cannot be meaningfully measured until our restaurants reach their mature run-rate levels of sales and profitability. Maturation periods vary from restaurant to restaurant, but generally range from two to five years. On average, we currently target a blended 25% return on our net cash invested to build a new restaurant, and a blended 20% return on total capital invested, which includes our net cash invested and a factor for the landlord’s invested capital (based on a capitalized value of minimum rents to be paid to the landlord) for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations. Our targeted returns on invested capital in new restaurants may change in the future, depending upon competitive conditions in the casual dining segment, real estate market conditions, construction and operating cost trends and other factors both within and outside of our control.

The aforementioned return-on-investment targets for our restaurant operations do not consider any allocations of opening costs, field supervision and corporate support expense, exclude non-cash items such as depreciation, amortization and equity-related compensation expense, exclude income taxes, and do not represent a targeted return on an investment in our common stock. Additionally, the actual performance of any new restaurant location will usually differ from its originally targeted performance due to a variety of factors, many of which are outside of our control, and such differences may be material. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of certain risks relating to the development and operation of our restaurants.

We generally target our new restaurants to achieve average annual sales at maturity of $5.5 million to $6.5 million, and we generally target an average “four wall” estimated operating cash flow margin in the range of

18% to 20% at maturity, after all occupancy expenses. Not all new restaurants are expected to achieve our average return-on-investment targets. Some may be targeted to achieve higher returns and some may be targeted to achieve lower returns, based on factors specific to each restaurant location. These factors include, among other things, the level of overall consumer and market awareness for our brand in the location’s general trade area; the specific occupancy structure and capital expenditure requirement for the location; the availability and amount of tenant improvement allowances; and the expected operating cost structure in the trade area (i.e. minimum hourly wages, local costs for fresh commodities such as produce, etc.).

Our new prototypical BJ’s Restaurant & Brewhouse® location is approximately 7,400 productive square feet in size; however, we will build larger restaurants when trade areas warrant. We generally target average annual sales per productive square foot to be in the range of $700 to $800. During 2013, our 129 restaurants that were open for the entire year achieved sales greater than $700 per productive square foot on average. Our investment costs for new restaurants vary significantly depending on a number of factors including, but not limited to their absolute sizes, layouts (custom or prototype), type of construction labor (union or non-union), local permitting requirements, the scope of any required site work, the cost of liquor and other licenses and hook-up fees, geographical location and facility type (brewery compared to brewhouse). In general, our gross cash investment for site improvements, buildings, other leasehold improvements and furniture, fixtures and equipment (excluding any tenant improvement allowances we may receive from landlords) currently averages approximately $560 per square foot for a typical free standing BJ’s Restaurant & Brewhouse®.

It is common in the casual dining industry for many new locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” sales period usually results from the energy and excitement generated by restaurant openings in new or remodeled lifestyle centers or retail projects that generate unusually high consumer traffic during grand openings. During the several months following the opening of new restaurants, consumer traffic and sales volumes gradually adjust downward to their expected, more predictable and sustainable run-rate levels. In fact, it may take up to 24 months for a new restaurant’s sales to eventually settle at a more predictable and sustainable run-rate level. Every restaurant has its own individual opening sales pattern, and this pattern is difficult to predict.

Additionally, all of our new restaurants usually require several months after opening, if not longer, to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with more complex casual dining restaurants. How quickly new restaurants achieve their targeted operating margin depends on many factors, including the level of consumer familiarity with our brand when we enter new markets, as well as the availability of experienced managers and employees, and the time required to negotiate and obtain favorable costs for certain fresh food items and other supplies from local suppliers. As a result, a significant number of restaurant openings in any single fiscal quarter, along with their associated opening expenses, could have a significant impact on our consolidated results of operations for that period. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of results expected for any other fiscal quarter nor for a full fiscal year.

RESTAURANT OPENING EXPENSES

Restaurant opening expenses (also referred to as “preopening” expenses) include incremental out-of-pocket costs that are directly related to the openings of new restaurants that may not be otherwise capitalized. As a result of the more complex operational nature of our “casual plus” restaurant concept compared to that of a typical casual dining chain restaurant, the preopening process for our new restaurants is more extensive, time consuming and costly. The preopening expense for one of our restaurants usually includes costs to compensate an average of six to eight restaurant management employees prior to opening; costs to recruit and train an average of 150 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice service activities; and straight-line minimum base rent during the construction and in-restaurant training period. Preopening expenses vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant. The acquisition of our necessary operating licenses and permits may also be dependent on our landlords obtaining their licenses and permits, as well as fully completing their construction activities for the retail projects in which our leased premises are located.

Our preopening expense for a prototypical BJ’s Restaurant & Brewhouse® location averaged approximately $0.5 million in 2013. Preopening expenses are typically higher for non-prototypical, “custom footprint” restaurants and for a restaurant’s initial entry into a new market. During fiscal 2014, we plan to open our first restaurant in the states of Arkansas and New York, where we expect to incur initially higher preopening costs. We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

BREWERY OPERATIONS

Sales of our proprietary craft beers represented approximately 9% of our total restaurant sales during fiscal 2013. In substantially all of our restaurants we also offer a wide selection of other popular craft beers on tap. Accordingly, total sales of beer represented approximately 12% of our total restaurant sales during fiscal 2013.

On average, each of our larger format restaurants utilized approximately 500 barrels of our proprietary craft beer during fiscal 2013. Our internal brewery operations originated in 1996 with the opening of the first large format BJ’s Restaurant & Brewery® location in Brea, California, which included our first on-site brewery. The Brea BJ’s Restaurant & Brewery® serviced not only that restaurant, but also several other California restaurants, using a “hub and spoke” production and distribution model that is legally permitted in California with certain limitations and restrictions. Starting in 2002, we also began utilizing qualified independent third party brewers to produce our beer. In 2013, our internal breweries produced approximately 16,000 barrels of beer, and independent third party brewers produced approximately 45,000 barrels of beer. Our on-site breweries are typically staffed with a head brewer and an assistant brewer, who report to a brewing director. Production planning and quality control are monitored by our corporate brewery operations department which is led by our Senior Vice President of Brewing Operations. Additionally, our on-site and independent third party breweries periodically send out samples of each batch of BJ’s beer to an independent laboratory for quality control testing purposes.

The continued growth of our restaurant locations has resulted in a commensurate increase in our requirement for our proprietary craft beer. As a result of that growing requirement, and also in light of the constraints imposed by various state “tied-house” laws which regulate how alcoholic beverages are manufactured, distributed and marketed, we use larger-scale independent third party brewers with greater economies of scale and quality control capabilities to augment our own internal brewing capabilities. We currently believe that a combination of internal brewing and larger-scale independent third party brewing under our indirect supervision represents the optimal production method for our craft beers as we continue the expansion of our restaurants nationally. This approach allows us to get the benefits provided by brewing beer in larger batches, yet also provides us the flexibility to allow our brewery operation to focus on specialty, seasonal and research and development beers. We will continue to evaluate the benefits of internal brewing versus independent third party brewing and consider factors such as availability of adequate production capacity, brewery quality control procedures, federal and state laws, consistency of corporate and brand strategy, and the operating and capital costs associated with independent third party brewing versus the costs of brewery ownership. We estimate our total proprietary beer requirement to be approximately 75,000 barrels for fiscal 2014, with approximately 80% of that requirement expected to be produced by independent third party brewers. Independent third party brewers will also produce substantially all of our craft sodas and cider products.

After utilizing independent third party brewers and distributors to satisfy the vast majority of our proprietary beer requirements for our Texas restaurant operations since their inception in 2002, the Texas Alcoholic Beverage Commission (“TABC”) took the position in 2013 that this method of supply was not in full compliance with the rules and regulations of the Texas Alcoholic Beverage Code. In January 2014, we entered into a settlement agreement and waiver with the TABC pursuant to which we agreed to brew our proprietary beers for our Texas restaurants in two Texas-based “brewpub” facilities to be constructed and opened by us no later than June 2015. In the interim, we will be permitted to continue utilizing our current method of supply in Texas. See “Item 1 — Business — Government Regulations.”

Our proprietary root beer soda has been offered to customers in our restaurants for several years and is one of our most popular non-alcoholic beverages. In the past, we have produced this product in one or more of our internal breweries and arranged for its shipment to our restaurants either in finished kegs or in syrup form for further “brewing” at the restaurants, depending on the configuration of each restaurant’s physical facility. During the past few years, we have added other flavors to our proprietary craft sodas product line, including cream soda, orange and black cherry. Based on the steadily increasing popularity and sales of these products, we decided during 2010 to outsource their production to an independent third party brewer that possesses greater capacity and production economies of scale than we do.

MARKETING AND ADVERTISING

We believe that the most effective method, over the long run, to protect and enhance our customer visit frequency is to spend our marketing dollars on the plate and provide better food quality, service and facilities for our customers. However, due to the sluggish economy and the maturation of the casual dining segment of the restaurant industry, we have been prudently increasing our marketing expenditures to improve our awareness and brand equity in the markets that we operate. As part of this gradual increase in our marketing spend, we expanded our television testing in select markets in 2013, as well as used a variety of other media channels including print, radio, digital and social media programs. We also utilize our loyalty program, BJ’s Premier Rewards®, to engage with our customers and monitor their frequency and purchasing behavior. Additionally, we also tested our first collaboration with Big Poppa Smokers during our summer BBQ promotion which featured new baby back pork ribs among other items.

Our marketing related expenditures were approximately 2.2%, 1.5%, and 1.2% of revenues for 2013, 2012, and 2011, respectively. We intend to introduce new brand messaging and positioning this year; therefore, we expect our marketing expenditures to continue to increase in 2014 to between 2% to 3% of our revenues. This new brand messaging will continue to utilize a combination of different media channels, including the possibility of television, print, digital and social media. Furthermore, depending on the current operating conditions for casual dining restaurants, we may decide to increase or decrease our marketing expenditures beyond our current expectations.

CHARITABLE ACTIVITIES

The BJ’s Restaurants Foundation (the “Foundation”), a 501(c)(3) qualified non-profit charitable organization, is principally dedicated to supporting charities that benefit children’s healthcare and education, with a primary focus on the Cystic Fibrosis Foundation (“CFF”). Our Chairman of the Board of Directors and two of our current executive officers currently serve on the Foundation’s five-person Board of Directors. We also focus on the support of other local community and charitable causes, providing food and other resources for many worthwhile charitable events. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which supports CFF by donating a portion of our Pizookie® sales to CFF. In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training programs. As a collective result of these programs combined with programs administered by the Foundation, we donated $0.4 million, $0.5 million, and $0.6 million to CFF during fiscal 2013, 2012, and 2011, respectively.

The Foundation’s Team Action to Support Communities (“TASC Force”) program recognizes and rewards the volunteer efforts of our restaurant employees across the country as they help to give back to the communities in which our restaurants do business. The TASC Force program received the prestigious Restaurant Neighbor Award in the large business category for 2009 from the National Restaurant Association. The TASC Force teams have helped fulfill the wishes of special needs kids, placed flags in a national cemetery by the graves of fallen soldiers, painted over unsightly graffiti and helped clean up beaches, parks and school grounds. In addition, the TASC Force teams have hosted blood drives, worked with Special Olympics, painted houses for elderly citizens, supported Habitat for Humanity, re-built playgrounds, worked at food banks, participated in fundraising runs and walkathons and delivered food to families in need.

INFORMATION SYSTEMS

We believe it is extremely important to provide our operators with state of the art technology so that they can better serve our customers in a more productive and efficient manner. These technologies include an automated kitchen display system (“KDS”) and bar display system (“BDS”), a web-based labor scheduling and productivity analyzer system, a theoretical food cost system and an automated front desk table management system. Each of these systems is integrated into our Point of Sale (“POS”) system which is used to record sales transactions, send menu orders to our kitchen, batch and transmit credit card transactions, record employee time clock information and produce a variety of management reports. Our KDS is an automated routing and cooking station balancing system which improves cooking station productivity, synchronizes order completion, provides valuable ticket time and cooking time data, and allows for more efficient levels of labor without sacrificing quality. Our BDS is an automated routing and beverage station balancing system which improves beverage station productivity by further leveraging our automation capability. Additionally, our web-based labor scheduling and productivity analyzer automates the labor scheduling for the managers and employees and produces a number of real-time key performance indicators and productivity reports for our management team. Our theoretical food cost system and automated food prep system allow us to better measure our product yields and waste in our kitchens and help reduce kitchen errors and eliminate excessive waste. Our automated front desk table management system helps us to better optimize the overall seating efficiencies and “table turns” in our restaurants. We also utilize a centralized accounting and human resources system that collects data from our restaurants in order to produce operational reports and scorecard reporting. In fiscal 2013, we started to supplement our data center technology services with cloud based technologies to provide scalability and bursting capabilities which support growth and enable rapid technology deployments.

We will continue to develop restaurant and support technologies that help improve financial management, cost control, the customer experience and employee effectiveness. During fiscal 2014, we plan to implement a series of new customer-facing technologies at the restaurant including, but not limited to, mobile order ahead, mobile payment, and other guest convenience features. We will also pilot several mobile management tools for our restaurant operators for performing tasks such as ordering, inventory taking, and quality assurance auditing. During the first half of 2014, we will be implementing a high-speed, redundant, wide area network which will ensure seamless communication between our restaurant technologies and our cloud and data center services.

SUPPLY CHAIN MANAGEMENT

Our supply chain department, working together with our culinary research and development team, is responsible for the selection and procurement of all of our food ingredients, beverages, products and supplies for our restaurants and brewery operations. This department, in conjunction with our brewery operations department, also manages our independent third party brewing and craft soda production arrangements. Additionally, the supply chain department also manages procurement agreements in the areas of energy, transportation and general corporate services. We seek to obtain the highest quality menu ingredients, products and supplies from reliable, approved sources at competitive prices. We continually research and evaluate various food ingredients, products and supplies for consistency and quality and compare them to our detailed specifications. Ingredient specifications are mandated by the supply chain department in order to consistently maintain the highest quality ingredients and operational materials. In order to maximize operating efficiencies between purchase and usage, each restaurant’s Executive Kitchen Manager determines daily usage requirements for food ingredients, products and supplies for their restaurant and places all orders with vendors approved by our supply chain department. Our Executive Kitchen Managers also inspect our deliveries to ensure that the items received meet our quality specifications and negotiated prices. For many of our menu ingredients, we have arranged for acceptable alternative manufacturers, vendors, growers and shippers available in order to reduce risk in our supply chain.

Where economically feasible and possible, we attempt to negotiate both short-term and long-term contracts for key commodities used in the preparation of our food and beverage offerings, based on our expected requirements for each fiscal year. If our attempts are successful, most of our contracts typically range in duration from three to twelve months, and are generally set to expire at the end of calendar quarters (if quarterly in duration) or at the end of our fiscal year (if annual in duration). We attempt to contract for the majority of our more significant commodities (chicken, beef and wheat-based products) for various periods of time with the objective of stabilizing our costs and ensuring product availability. However, there is no assurance that we will be able to continue to do so in light of the continuing volatility in the supplies and costs for many food commodities. Although we currently do not directly engage in future contracts or other financial risk management strategies with respect to potential commodity cost fluctuations, from time to time we may opportunistically request that our suppliers consider doing so to help minimize the impact of potential cost fluctuations. Suppliers will typically pass the costs of such strategies along to us, either directly or indirectly.

We use Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States to deliver the majority of our food products to our restaurants. Our agreement with DMA is for five years expiring June 2017. Jacmar Foodservice Distribution, an affiliate of one of our larger shareholders, is a member of DMA and is the primary distributor of food and operating supplies for our California and Nevada restaurants. See “Related Party Transactions.” We have a non-exclusive contract with DMA on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies.

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

The overall cost environment for food commodities can be extremely volatile due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. Additionally, the availabilities and prices of food commodities can also be influenced by increased energy prices, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, consumer demand both domestically and worldwide, and other factors. Virtually all commodities purchased and used in the restaurant industry, including proteins, grains, oils, dairy products, and energy have varying amounts of inherent price volatility associated with them. Additionally, during periods of rising costs for diesel fuel, our major distributors have the ability under our agreements to pass along fuel surcharges to us that are triggered when their cost per gallon of diesel fuel exceeds a certain assumed level. While we attempt to manage these factors by offering a diversified menu and by attempting to contract for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control.

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

Our restaurant concept is a relatively small “varied menu” casual dining competitor when compared to the mature “mass market” chains, with 64 of our restaurants currently located in one state — California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major casual dining chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources. Accordingly, we must be prepared to constantly evolve and refine the critical elements of our restaurant concept over time to protect our longer-term competitiveness. Additionally, due to the continuing difficult operating environment for casual dining restaurants, coupled with continuing pressure on consumer spending for restaurant occasions, we expect that our larger chain restaurant competitors will continue to allocate even more resources to their national media advertising and discounting programs in order to protect their respective market shares, which could have an adverse effect on our sales and results of operations.

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

RELATED PARTY TRANSACTIONS

As of December 31, 2013, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.2% of our outstanding common stock. In addition, James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with DMA, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $82.8 million, $78.0 million, and $68.0 million of food, beverage, paper products and supplies for fiscal 2013, 2012, and 2011, respectively, which represents 22.6%, 23.9%, and 24.3% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $4.8 million and $3.7 million, at December 31, 2013 and January 1, 2013, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and are included in total cost of sales.

GOVERNMENT REGULATIONS

We are subject to various federal, state and local laws, rules and regulations that affect our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, labor/equal employment, building, land use, health, safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties obtaining or maintaining the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or could adversely affect the operation of an existing restaurant. We believe, however, that we are in compliance in all material respects with all relevant laws, rules, and regulations. Furthermore, we have never experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open a new restaurant or to continue the operation of an existing restaurant. Additionally, we are not aware of any environmental regulations that have had or that we believe will have a materially adverse effect upon our operations.

During fiscal 2013, approximately 22% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on and off premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.

Our restaurants and breweries are subject to “tied house laws” and the “three tier system” of liquor distribution, both of which were introduced at the federal level after the repeal of Prohibition. These laws generally prohibit brewers from holding retail licenses and require separate licensing for manufacturers, distributors and retailers. Over the last 25 years, “brewpubs” have been legalized in most states through formalized exceptions to these laws. However, brewpubs are generally licensed as retailers and do not have the same privileges as a microbrewery, and the restrictions imposed on brewpubs vary from state to state. These restrictions prevent us from operating both brewpubs and restaurants in some states. We believe that we are currently in compliance with the brewpub regulations in the states where we hold such licenses. However, there is some risk that a state’s brewpub regulations or the interpretation of these regulations may change in a way that could impact our current model of manufacturing beer and/or supplying beer to our restaurants in that state. We apply for our liquor and brewing licenses with the advice of outside legal and licensing counsel and consultants. Even after the issuance of these licenses, our operations could be subject to differing interpretations of the “tied house laws” and the requirements of the “three tier system” of liquor distribution in any jurisdiction that we conduct business. Additionally, the failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

The TABC has taken the position that our historical brewing arrangement with respect to the supply of proprietary beer for our Texas restaurants was not in compliance with the provisions of the Texas Alcoholic Beverage Code and related rules and regulations. In January 2014, our subsidiary, Chicago Pizza Hospitality Holding, Inc., entered into a Settlement Agreement and Waiver with the TABC pursuant to which we agreed to terminate the use of independent third party brewers to supply proprietary beer for our Texas restaurants and to transition to production and supply of proprietary beer for our Texas restaurants through licensed brewpubs to be built, owned and operated by us on or before June 2015, at which time all of our proprietary beer will be supplied by BJ’s-owned and operated brewpubs in Texas. As a result of a change in Texas law on September 1, 2013, brewpubs in Texas are now permitted to produce up to 10,000 barrels per year and distribute that beer outside of the brewpub to other licensed establishments within the state of Texas. We expect that the supply of proprietary beer in our Texas restaurants will be met through the construction and operation of two licensed brewpubs. We do not believe that the settlement with the TABC and the related transition to BJ’s owned and operated brewpubs in Texas will have a materially adverse effect on our business or results of operations and, except as described above, we have not encountered any material problems relating to alcoholic beverage licenses or permits to date.

We are subject to “dram-shop” statutes in California and other states in which we operate. Those statutes generally provide a person who has been injured by an intoxicated person the right to recover damages from an establishment that has wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance which we believe is consistent with coverage carried by other entities in the restaurant industry and would help protect us from exposure created by possible claims. Even though we carry liquor liability insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a materially adverse effect on us.

Various federal and state labor laws, along with rules and regulations, govern our relationship with our employees, including such matters as minimum wage, overtime, working conditions, safety and work eligibility requirements. Significant additional governmental mandates such as an increased minimum wage, an increase in paid time off or leaves of absence, mandates on health benefits and insurance or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact our restaurants. We are also subject to the regulations of the Immigration and Customs Enforcement (“ICE”) branch of the United States Department of Homeland Security. In addition, some states in which we operate have adopted immigration employment protection laws. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our employees may not meet federal work eligibility or residency requirements, despite our efforts and without our knowledge, which could lead to a disruption in our work force. Additionally, our suppliers may also be affected by various federal and state labor laws which could result in supply disruptions for our various goods and services or higher costs for goods and services supplied to us.

We are also subject to various laws and proposals regarding health insurance and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling. In addition, the comprehensive U.S. health care reform law enacted in 2010, the Patient Protection and Affordable Care Act , requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage beginning in January 2015. We are evaluating the impact the law will have on us, and although we cannot predict with certainty the financial and operational impacts the law will have, we expect that the requirement will have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. The most significant increase in costs will likely begin in 2015. Such increases will likely impact our labor costs. Alternatively, if we choose not to provide the required health insurance or if some employees do not qualify for the required insurance, our employee culture may be harmed and we may face adverse publicity that negatively impacts our brand.

We are subject to federal and state environmental regulations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2013, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

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

We have a significant number of hourly restaurant employees who receive income from gratuities. We have elected to voluntarily participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or under reported tips.

EMPLOYEES

At February 25, 2014, we employed approximately 18,500 employees at our 147 restaurants. Most of our employees in our restaurant operations provide their services on a part-time basis. We also employed approximately 195 employees at our restaurant support center and in our field supervision organization. We believe that we maintain favorable relations with our employees. Currently, no unions or collective bargaining arrangements are in place at our Company.

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

TRADEMARKS AND COPYRIGHTS

We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concept. Our domestically-registered trademarks and service marks include, among others, our stylized logos displaying the name “BJ’s” for restaurant services, restaurant and bar services, on-line ordering and take-out restaurant services and the word mark “BJ’s” for restaurant and bar services, take-out and carry-out restaurant services. We have also registered with the United States Patent and Trademark Office our standard and seasonal beer logos and names, as well as many of our signature menu item names including “Great White” and “Sweet Pig” for our proprietary pizzas, “Together At Last!” for our proprietary appetizer, “Pizookie” for our proprietary dessert and “Wow, I Love This Place” for our proprietary motto. We have registered several of our marks in a number of foreign countries. Additional domestic and foreign trademark applications are pending. We have also registered our ownership of the internet domain name “www.bjsrestaurants.com” and other internet domain names. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concepts. However, there are other restaurants, retailers and businesses that also use the name “BJ’s” in some form or fashion throughout the United States and abroad. We have in the past protected, and expect to continue to vigorously protect, our proprietary rights. We cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept and products. It may be difficult for us to prevent others from copying elements of our concept. Any litigation undertaken to enforce our rights will likely be costly. In addition, we may face claims of misappropriation or infringement of third parties’ trademarks or other intellectual property rights. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use certain intellectual property rights or information in the future and may result in a judgment or monetary damages.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and senior management as of February 25, 2014:

Name	Age	Position
Gregory A. Trojan	54	President, Chief Executive Officer and Director
Gregory S. Levin	46	Executive Vice President, Chief Financial Officer and Secretary
Gregory S. Lynds	52	Executive Vice President and Chief Development Officer
Wayne L. Jones	54	Executive Vice President and Chief Restaurant Operations Officer
John D. Allegretto	50	Chief Supply Chain Officer
Brian S. Krakower	43	Senior Vice President and Chief Information Officer
Kendra D. Miller	39	Senior Vice President, General Counsel and Assistant Secretary
Alexander M. Puchner	52	Senior Vice President, Brewing Operations
Lon F. Ledwith	56	Senior Vice President, Operations Talent Development

GREGORY A. TROJAN has served as our President and a member of the Company’s Board of Directors since December 3, 2012, and as our Chief Executive Officer since February 1, 2013. Prior to joining the Company, Mr. Trojan was employed by Guitar Center, Inc., a leading retailer of musical instrument products where he served as President, Chief Executive Officer and Director from November 2010 to November 2012 and as President, Chief Operating Officer and Director from October 2007 to November 2010. From 1998 to 2006, Mr. Trojan served as Chief Executive Officer of House of Blues Entertainment, Inc., an operator of restaurant and music venues, concerts and media properties, having served as President from 1996 to 1998. Prior to that, he held various positions with PepsiCo from 1990 to 1996, including service as an executive officer and eventually as Chief Executive Officer of California Pizza Kitchen, Inc., when it was owned by PepsiCo. Earlier in his career, Mr. Trojan was a consultant at Bain & Company, the Wharton Small Business Development Center and Arthur Andersen & Company. Mr. Trojan served on the Board of Directors at Oakley Inc. from June 2005 to November 2007. Since March 2010, he has served as a director of Domino’s Pizza, Inc.

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

BRIAN S. KRAKOWER has served as our Senior Vice President and Chief Information Officer since February 2013. Prior to joining the Company, Mr. Krakower served as Chief Technology Officer for Restaurant Revolution Technologies, a restaurant order management technology solutions company. From 2007 to 2012, Mr. Krakower was employed by California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President of Information Technology. From 2003 to 2007, Mr. Krakower served as Senior Director of Information Technology — Corporate Systems for The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants. Prior to that, Mr. Krakower was employed by House of Blues Entertainment, Inc., an operator of restaurant and music venues, concerts and media properties, where he served as its Senior Director of Information Systems & Technology from 1997 to 2003.

KENDRA D. MILLER has served as our Senior Vice President, General Counsel and Assistant Secretary since March 2011. From August 2008 to February 2011, Ms. Miller practiced law as a partner at the international law firm of Crowell & Moring LLP in Irvine, California. From January 2001 to August 2008, she was employed by Carlton, DiSante & Freudenberger LLP where she became a partner in January 2008. From September 1999 to December 2000, she practiced law at Paul, Hastings, Janofsky & Walker LLP in Los Angeles, California. In her private practice, she litigated on behalf of and counseled numerous restaurant chains on employment law and business matters.

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

ITEM 1A. RISK FACTORS

The risk factors presented below may affect our future operating results, financial position and cash flows. The risks described in this Item 1A and other sections of this Annual Report on Form 10-K are not exhaustive and are not the only risks we may ever face in our business. We operate in a very competitive and rapidly changing environment. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known or that are currently deemed by us to be immaterial. However, they may ultimately adversely affect our business, financial condition and/or operating results. In addition to the risk factors presented below, changes in general economic conditions, credit markets, consumer tastes, discretionary spending patterns, demographic trends, and consumer confidence in the economy, all of which affect consumer behavior and spending for restaurant dining occasions, may have a material impact on us.

Our success depends substantially on the favorable image, credibility and value of the BJ’s brand and our reputation for offering customers a higher quality, more differentiated total dining experience at a good value.

The successful operation of the BJ’s restaurant concept and the execution of our national expansion plan are highly dependent upon BJ’s ability to remain relevant to consumers and a brand they trust. We believe that we have built a strong reputation for the quality and differentiation of BJ’s menu and beverage offerings as integral components of the total dining experience that customers enjoy in our restaurants. We believe that we must continue to protect, enhance and evolve the BJ’s brand to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for the BJ’s brand could significantly reduce its value. If consumers perceive or experience any reduction in our food or beverage quality, service or facility ambiance, or in any way believe we failed to deliver a consistently positive dining experience, the value of the BJ’s brand and our entire Company could be impaired. We may also need to evolve the BJ’s restaurant concept in order to compete with popular new restaurant formats or concepts that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so, or that any changes we make to our concept in response will be successful or not adversely affect our profitability. In addition, with the increasing prevalence of food-away-from-home at fast casual restaurants, single-serve operations, quick-service restaurants and certain grocery operations, combined with the continuing pressure on consumer discretionary spending for restaurant occasions, consumers may choose less expensive alternatives to BJ’s which could also negatively affect customer traffic at our restaurants.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

There has been a significant increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites and other forms of Internet-based communications which allow individuals’ access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In sum, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy. The inappropriate use of social media vehicles by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook®, Twitter® and Google+™ to attract and retain customers. We also are initiating a multi-year effort to implement new technology platforms that should allow us to improve our level of digital engagement with our customers and employees and thereby help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful; resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. Our brand could also be confused with brands that have similar names, including but not limited to brands such as BJ’s Wholesale Club and other unaffiliated restaurants that use “BJ’s” in their names. As a result, our brand value may be adversely affected by any negative publicity related to others that use “BJ’s” in their brand names. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business.

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

Our country is currently operating in a very difficult and volatile environment for consumer discretionary spending, and we believe this operating environment will continue through at least 2014. The ongoing residual impacts of the economic recession of 2008-2009 continue to affect many consumers who still remain apprehensive about their job security, their personal asset values and the overall economy. Any resulting decreases in customer traffic or the average expenditure per customer will negatively impact our financial results, since reduced sales result in the deleveraging of the fixed and semi-fixed costs in our operations and thereby cause downward pressure on our operating profits and margins. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

The above factors could also impose practical limits on our menu price increases. From time to time, we may announce that we intend to take price increases on selected menu items in order to offset increased operating expenses. Although we have not experienced significant consumer resistance to our past price increases, in light of the current economic environment, we cannot provide assurance that any future menu price increases will not deter customers from visiting our restaurants, reduce the frequency of their visits or affect their purchasing decisions.

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

Our restaurants are generally located in retail developments with nationally recognized co-tenants, which help increase overall customer traffic into those retail developments. Some of our co-tenants have ceased or may cease operations in the future or have deferred openings or failed to open in a retail development after committing to do so. These failures may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower customer traffic at our restaurants. If these retail developments experience high vacancy rates, we could experience decreases in customer traffic. As a result, our results of operations could be adversely affected.

Changes in consumer buying patterns, particularly e-commerce sites, may affect our revenues, operating results and liquidity.

Our restaurants are primarily located near high consumer activity areas such as regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. We depend in large part on a high volume of visitors to these centers to attract customers to our restaurants. E-Commerce or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. A decline in development or in visitors to these centers near our restaurants could negatively affect our sales.

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

Our ability to open new restaurants on schedule in accordance with our targeted capacity growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases, recruiting and training qualified managers and hourly employees to correctly operate our new restaurants and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

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

•	any unforeseen engineering or environmental problems with the leased premises;
•	our ability to hire, train and retain additional management and restaurant personnel;
•	our ability to secure governmental approvals and permits, including liquor licenses;
•	our ability to make satisfactory arrangements for the delivery of our proprietary craft beer;
•	our ability to successfully promote our new restaurants and compete in the markets in which our new restaurants are located;
•	weather conditions or natural disasters; and
•	general economic conditions.

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

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Our Board of Directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the shareholders. The Board of Directors also has the discretion, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, or winding up of our business and other terms. If we issue preferred shares in the future that have a preference over our common stock with respect to dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common shareholders or the market price of our common stock could be adversely affected. Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated revenues and financial results, including a potential impairment of the long-lived assets of certain restaurants.

The results achieved by our newer restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. There can be no assurance that any new restaurant that we open will have similar operating results to those of prior restaurants. Our newer restaurants typically take several months, or even longer, to reach targeted levels of productivity due to inefficiencies typically associated with new restaurants. Accordingly, incremental sales from newly-opened restaurants generally do not make a significant contribution to our total operating profits in their initial months of operation. We make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets in accordance with U.S. GAAP. An impairment charge is required when the carrying value of the restaurant exceeds the estimated undiscounted future cash flows of the restaurant, in which case the restaurant assets are written down to estimated fair value. The projection of restaurant future cash flows used in this analysis requires the use of judgment and a number of estimates and projections of future operating results. If the restaurant’s actual results differ from our estimates, charges to impair the restaurant’s assets may be required. If impairment charges are significant, our results of operations could be adversely affected.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue opening new restaurants and currently expect to open as many as 15 new restaurants during 2014. We may also consider the internal development or acquisition of additional restaurant concepts in the future, and we may also evaluate potential joint ventures to supplement our pace of expansion. Our continued expansion will increase demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

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

Our recent average restaurant sales and comparable restaurant sales trends may not be indicative of future trends or future operating results. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•	our ability to execute our business strategy effectively;
•	our ability to execute productively and efficiently within the “four walls” of each restaurant;
•	our menu development and pricing strategy;
•	our ability to continue deploying menu, beverage, capital expenditure and technological innovations that have the opportunity to increase customer visit frequency and spending per visit;
•	initial sales performance by new restaurants, some of which may be unusually strong and thus difficult to increase further;
•	intrusions into our restaurant trade areas by new restaurants operated by competitors;
•	the timing of new restaurant openings and related expenses;
•	changing demographics, consumer tastes or discretionary spending;
•	our ability to develop restaurants in geographic locations that do not compete with or otherwise adversely affect the sales of our existing restaurants;
•	overall brand awareness in new markets or existing markets where we may develop new restaurants;
•	maturation of the casual dining segment;
•	levels of competition in one or more of our markets; and
•	general economic conditions, credit markets and consumer confidence.

We believe that certain of our restaurants operate at or near their effective productive capacities. As a result, we may be unable to grow or maintain comparable restaurant sales at those restaurants, particularly if additional restaurants are opened near the existing locations either by us or by our competitors.

Adverse changes in our average restaurant revenues and comparable restaurant sales could have an adverse effect on our common stock or increase the volatility of the price of our common stock.

Our menu development and marketing programs may not be successful.

We expect to continue investing in certain menu, marketing and merchandising initiatives that are intended to attract and retain customers for our restaurants. Not all of such initiatives may prove to be successful and may thereby result in incremental expenses incurred without the benefit of higher revenues, or may result in other unfavorable economic consequences. Additionally, if our competitors were to increase their spending on menu development and marketing initiatives, or if our menu and marketing initiatives were to be less effective than those of our competitors, we could experience a material adverse effect on our results of operations.

We have experienced significant increases in the costs of certain food, labor, energy and supply items in the past, and we may be unable to successfully and sufficiently raise menu prices to offset rising costs and expenses.

In the past, we have experienced dramatic increases in prices of certain commodities necessary for our restaurant and brewery operations, including increased costs of food, commodities, minimum wage, employee benefits, insurance arrangements, construction, energy and other costs. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms up to one year in some cases, for many of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for an entire fiscal year for many of our food commodity requirements. Additionally, we utilize menu price increases to help offset the increased cost of our commodities and other costs. However, there is no guarantee that our menu price increases will be accepted by our customers. If our costs do not stabilize, our operating margins and results of operations will be adversely affected if we are unable to increase our menu prices to offset such increased costs.

Our future operating results may fluctuate significantly due to our relatively small number of existing restaurants and the expenses required opening new restaurants.

The capital resources required to develop new restaurants are significant. Actual costs may vary significantly depending upon a variety of factors, including the site type, the square footage and layout of each restaurant, and conditions in the local real estate market. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant and the average restaurant revenues of our new restaurants may cause our results of operations to fluctuate significantly. Moreover, due to our relatively small base of existing restaurants, poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could adversely affect our entire business, making the investment risks related to any one location much greater than those associated with many other larger, well-established restaurant chains.

Our inability to renew existing leases on favorable terms may adversely affect our results of operations.

As of February 25, 2014, 142 of our 147 restaurants are located on leased premises and are subject to varying lease-specific arrangements. For example, some of the leases require base rent that is subject to regional cost-of-living increases, and other leases include base rent with specified periodic increases. Other leases are subject to renewal at fair market value, which could involve substantial increases. Additionally, many leases require contingent rent based on a percentage of gross sales. We currently have leases for two of our smaller format BJ’s Pizza & Grill® restaurants and one for a BJ’s Restaurant and Brewhouse® restaurant scheduled to expire during the next twelve months. We are currently evaluating the desirability of renewing these leases or converting to a month to month lease. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.

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

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

Generally our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities and cannot be canceled. Additional sites that we lease are likely to be subject to similar long-term non-cancelable terms. If an existing or future restaurant is not profitable and we decide to close it, we may be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs could materially adversely affect our business, financial condition or results of operations.

Our operations could be adversely affected if our suppliers are not able to continue to do business with us or are forced to alter the terms on which they do business with us.

Some of our suppliers have been adversely impacted by tightening of the credit markets, decreased economic activity, fluctuations in commodity prices and other consequences of the continued economic downturn. Some suppliers have sought to change the terms on which they do business with us in order to lessen the impact of the economic downturn on their business. If we are forced to find alternative suppliers for key services, whether due to demands from the vendor or the vendor’s bankruptcy or ceasing operations, that could be a distraction to us and adversely impact our business. For example, the economic environment has forced some food suppliers to seek additional financing in order to stabilize their businesses, and some suppliers have ceased operations completely. Additional suppliers may encounter difficulties in sustaining their businesses. If any of our major suppliers or a large number of other suppliers suspend or cease operations, we may have difficulty keeping our restaurants fully supplied with the commodities and supplies that we require. In addition, we currently rely on one or a limited number of suppliers for certain key menu ingredients. If we were forced to suspend serving one or more of our menu items, that could have a significant adverse impact on our restaurant customer traffic and public perceptions of us, which would be harmful to our operations.

A significant number of our restaurants are concentrated in California, Texas and Florida, which make us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

As of February 25, 2014, of our 147 restaurants, 64 were located in the state of California, 29 were located in Texas and 15 were located in the state of Florida. In recent years, California along with Arizona and Nevada, where we have 11 additional locations, have been slower to fully recover from the 2008-2009 economic recession than other geographic areas. Many states and municipalities in which our restaurants are located are experiencing or may experience severe revenue shortfalls and budget shortfalls. Additionally, changes in state and municipal-level regulatory requirements, such as increases to the minimum wage rate, income, unemployment insurance, and other taxes as well as mandatory healthcare coverage or paid leave in some cities where we operate or may desire to operate restaurants, may adversely impact our financial results. Additionally, we believe that California is subject to a greater risk for earthquakes, fires, water shortages, energy fluctuations and other natural and man-made disasters than most other states.

We are dependent upon consumer trends and upon high levels of consumer traffic at the sites where our restaurants are located, and any adverse change in such consumer trends or traffic levels could adversely affect our business, revenues and results of operations.

Due to the nature of the restaurant industry, we are dependent upon consumer trends with respect to the public’s tastes, eating habits, public perception toward alcohol consumption and discretionary spending priorities, all of which can shift rapidly. We also are dependent upon high consumer traffic rates at the sites surrounding our restaurants, which are primarily located in high-activity areas such as urban, retail, mixed-use and lifestyle centers, to attract customers to our restaurants. In general, such consumer trends and visit frequencies are significantly affected by many factors, including national, regional or local economic conditions, changes in area demographics, public perception and attitudes, increases in regional competition, food, liquor and labor costs, traffic and shopping patterns, weather, natural disasters, interest rates, co-tenancies in urban, retail and mixed-use and lifestyle centers and the availability and relative cost of gasoline. Our success will depend, in part, on our ability to anticipate and respond to such changing consumer preferences, tastes, eating and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. Any adverse change in any of the above factors and our inability to respond to such changes could cause our restaurant volumes to decline and adversely affect our business, revenues and results of operations.

Our success depends on our ability to compete effectively in the restaurant industry.

The restaurant industry is highly competitive. We compete on the basis of the taste, quality and price of food offered, customer service, brand name identification, beer quality and selection, attractiveness of the facilities, restaurant location, atmosphere and overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. In addition, we compete with other restaurants and retailers for real estate. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. Many of our competitors have substantially greater financial, marketing and other resources than we do.

As a result of the current economic environment, restaurant consumers are more highly focused on value. If other restaurants are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our customer traffic levels may suffer which would adversely impact our revenues and profitability. In addition, with improving product offerings at “fast-casual” restaurants, quick-service restaurants and grocery stores, consumers may choose to trade down to these alternatives, which could also negatively affect our financial results.

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

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include regulations that impact the ingredients and nutritional content of the food and beverages we offer. For example, several municipalities and states have approved restrictions on the use of trans-fats by restaurants. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer demand and have an adverse impact on our results of operations. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third party suppliers.

The gross profit margin on our sales of alcoholic beverages is generally higher than our gross profit margin on sales of food items. The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including driving under the influence, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed, or that there may be renewed efforts to impose increased excise or other taxes on beer or alcohol related items sold in the United States. If beer or alcohol consumption were to come into disfavor among domestic drinkers, or if the domestic beer industry were subjected to significant additional governmental regulations, our sales and profits could be adversely affected.

Health concerns arising from outbreaks of flu viruses or other diseases, or regional or global health pandemics, could severely affect our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, Avian Flu or “SARS,” and H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of a product. For example, health concerns relating to the consumption of beef or to specific events such as the outbreak of “mad cow disease” may adversely impact sales of our beef-related menu items. In addition, public concern over “avian flu” may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our customers. If we change our menu in response to such concerns, we may lose customers who do not prefer the new menu, and we may not be able to sufficiently attract new customers to produce the revenue needed to restore the profitability of our restaurant operations. We also may generate different or additional competitors for our intended customers as a result of such a menu change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact, our employees or customers could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also could be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. We believe that our restaurants have one of the highest levels of customer traffic per square foot in the casual dining segment of the restaurant industry. Our restaurants are places where people can gather together for human connection. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. The impact of a health pandemic on us might be disproportionately greater than on other casual dining concepts that have lower customer traffic and that depend less on the gathering of people.

Negative publicity about us, our restaurants, other restaurants, or others across the food supply chain, or about the consumption of beef, seafood, poultry/produce, beer or alcoholic beverages, whether or not accurate, could adversely affect the reputation and popularity of our restaurants and our results of operations.

The good reputation of our restaurants is a key factor to the success of our business. Incidents that occur at any of our restaurants, or at restaurants operated by other foodservice providers or generally in the food supply chain, could be damaging to the restaurant industry overall, may specifically harm our brand and reputation and may quickly result in negative publicity for us, which could adversely affect our reputation and popularity with our customers. In addition, negative publicity resulting from poor food quality, illness, injury, food tampering or other health concerns, whether related to one of our restaurants, to the restaurant industry, or to the beef, seafood, poultry or produce industries (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, hepatitis A, Avian Flu, listeria, salmonella, and other food-borne illnesses), or operating problems related to one or more of our restaurants, could adversely affect sales for all of our restaurants and make our brand and menu offerings less appealing to consumers. If our restaurant customers or employees become ill from food-borne illnesses, we could be forced to temporarily close the affected restaurants.

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

Our profitability depends, in part, on our ability to anticipate and react to changes in food and supply costs. Our supply chain department negotiates prices for all of our ingredients and supplies through contracts (with terms of one month up to one year, or longer in a few cases), spot market purchases or commodity pricing formulas. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows from operations. We also have a single or a limited number of suppliers for certain of our commodity and supply items. Accordingly, supply chain risk could increase our costs and limit the availability of some products that are critical to our restaurant and brewing operations.

The overall cost environment for food commodities can be volatile primarily due to domestic and worldwide agricultural supply/demand and other macroeconomic factors that are outside of our control. The availabilities and prices of food commodities are also influenced by increased energy prices, droughts, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, and other issues. Virtually all commodities purchased and used in the restaurant industry (meats, grains, oils, dairy products, and energy) have varying amounts of inherent price volatility associated with them. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants and breweries, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control. In addition, raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar and increases in local demand, which may increase our costs and negatively impact our profitability.

We and our major independent third party brewing partners purchase a substantial portion of brewery raw materials and products, primarily malt and hops, from a limited number of domestic and foreign suppliers. We purchase both North American and European malts and hops for our beers. We purchase a majority of our malts from a single supplier with multiple sources of malts. We generally enter into one-year purchase commitments with our malt and hops suppliers, based on the projected future volumes and brewing needs. We are exposed to the quality of the barley crop each year, and significant failure of a crop could adversely affect our beer costs. Changes in currency exchange rates and freight costs can also result in increased prices. There are other malt vendors available that are capable of supplying all of our needs. We use American and German hops for our beers. We enter into purchase commitments with several hops suppliers, based on our projected future volumes and brewing needs. However, the quality and availability of the hops may be materially adversely affected by factors such as adverse weather and changes in currency exchange rates, resulting in increased prices. We attempt to maintain at least six months’ supply of essential hop varieties on hand in order to limit the risk of an unexpected reduction in supply. We store our hops in multiple cold storage warehouses, both at our breweries and at our suppliers, to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and, therefore, many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, could affect both price and supply.

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

We currently depend on national and regional food distribution service companies, as well as other food manufacturers and suppliers, to provide food and beverage products to all of our restaurants. We also rely on independent third party brewers and many local beer distributors to provide us with beer for our restaurants. The operations of our distributors, suppliers and independent third party brewers are subject to risks including labor disputes, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable products. Additionally, under the “force majeure” provisions in most of our agreements with suppliers, certain unexpected and disruptive events may excuse a supplier from performing. If our distributors, suppliers and independent third party brewers cease doing business with us, or cannot make a scheduled delivery to us, or are unable to obtain credit in a tightened credit market or experience other issues, we could experience short-term product supply shortages in some or all of our restaurants and could be required to purchase food, beer and beverage products from alternate suppliers at higher prices. We may also be forced to temporarily remove popular items from the menu offering of our restaurants. If alternative suppliers cannot meet our current product specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, customer patronage, revenues and results of operations, could be adversely affected.

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

Pursuant to various laws and regulations, the majority of our proprietary craft beer must be distributed to our restaurants through independent wholesale beer distributors, whether we produce the beer or it is produced by independent third party brewers. Although we currently have arrangements with a sufficient number of beer distributors in all markets where we operate restaurants, our continued national expansion will require us to enter into agreements with additional beer distributors. No assurance can be given that we will be able to maintain or secure additional beer distributors on terms favorable to us. Changes in control or ownership of the participants in our current beer distribution network could lead to less willingness on the part of certain distributors to carry our proprietary craft beer. Our beer distribution agreements are generally terminable by the distributor on short notice. While these beer distribution agreements contain provisions regarding our enforcement and termination rights, some state laws prohibit us from readily exercising these contractual rights. Our ability to maintain our existing beer distribution agreements may also be adversely affected by the fact that many of our distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If our existing beer distribution agreements are terminated, we may not be able to enter into new distribution agreements on substantially similar terms or it may take some time to enter into a replacement agreement, which may result in an increase in the delivered cost of beer to our restaurants.

Failure to protect our trademarks, service marks, trade secrets or other intellectual property could adversely affect our business.

Our business prospects depend in part on our ability to develop favorable consumer recognition of our brands, including the BJ’s Restaurants name in particular. Although BJ’s is a federally registered trademark, there are many other retailers, restaurants and other types of businesses using the name “BJ’s” in some form or fashion throughout the United States. While we intend to aggressively protect and defend our trademarks, service marks, trade dress, trade secrets and other intellectual property, particularly with respect to their use in our restaurant and brewing operations, they could be imitated or appropriated in ways that we cannot prevent. Alternatively, third parties may attempt to cause us to change our trademarks, service marks or trade dress or not operate in a certain geographic region or regions if our names are deemed confusingly similar to their prior trademarks, service marks or trade dress. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This could harm our image, brand or competitive position and cause us to incur significant penalties and costs. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate. While we believe that we take reasonable protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do not maintain confidentiality and non-competition agreements with all of our employees or suppliers. Moreover, even with respect to the confidentiality and non-competition agreements we have, we cannot assure that those agreements will not be breached, that they will provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how or recipes, the appeal of our restaurants could be reduced and our business could be harmed.

Federal, state and local beer, liquor and food service regulations may have a significant adverse impact on our operations.

We are required to operate in compliance with federal laws and regulations relating to alcoholic beverages administered by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, as well as the laws and licensing requirements for alcoholic beverages of states and municipalities where our restaurants are or will be located. In addition, each restaurant must obtain a food service license from local authorities. Failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease the brewing or sale of alcoholic beverages, or both, or the serving of food at our restaurants. Additionally, state liquor laws may prevent or impede the expansion of our restaurants into certain markets. The liquor laws of certain states prevent us from selling at wholesale the beer brewed at our restaurants. Any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area or increase the costs associated therewith. In addition, in certain states, including states where we have existing restaurants or where we plan to open a restaurant, the number of liquor licenses available is limited, and licenses are traded on the open market. Liquor, beer and wine sales comprise a significant portion of our revenues. If we are unable to maintain our existing licenses, our customer patronage, revenues and results of operations could be adversely affected. Or, if we choose to open a restaurant in those states where the number of available licenses is limited, the cost of a new license could be significant.

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

Increasing the federal and/or state excise tax on alcoholic beverages, or certain types of alcoholic beverages, is frequently proposed in various jurisdictions either to increase revenues or discourage purchase by underage drinkers. If adopted, these measures could affect some or all of our proprietary craft beer products. If federal or state excise taxes are increased, we may have to raise prices to maintain our current profit margins. Higher taxes may reduce overall demand for beer, thus negatively impacting sales of our beer. Some states have also been reviewing the state tax treatment for flavored malt beverages which could result in increased costs for us, as well as decreased sales. Further federal or state regulation may be forthcoming that could further restrict the distribution and sale of alcohol products.

Our dependence on independent third party brewers for some of our beer and soda could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer and sodas.

Our proprietary craft beer and soda are key factors in the success of our business. Each year, our brewery operations department forecasts our annual beer requirements based on our current restaurant requirements and expansion plans and determines our brewery production. Additionally, in certain states we are either legally required or choose to arrange for independent third party brewers to brew our beer using our proprietary recipes. If our independent third party brewers cease doing business with us, or cannot make a scheduled delivery to us because of a supply chain or production disruption or other issues, or if we cannot otherwise satisfy our internal brewing requirements, we could experience short-term supply shortages in some or all of our restaurants which may result in a loss of revenue. Potential disruptions at breweries include labor issues, governmental and regulatory actions, quality issues, contractual disputes, machinery failures or operational shut downs. Additionally, if these independent third party brewers cease doing business with us, we could be required to purchase or brew our own beer at higher costs to us, or we may not be able to sell our proprietary craft beer at all, until we are able to secure an alternative supply source. If our independent third party brewers fail to adhere to our proprietary recipe and brewing specifications, the consistency and quality of beer offerings, and thus our reputation, customer patronage, revenues and results of operations, could be adversely affected. The above risk factors also apply to the supply of our proprietary craft cider, root beer and other sodas, which are currently produced by an outside independent third party brewer. As the brewing industry continues to consolidate, the financial stability of those brewery operations where we currently contract for our proprietary beer production, as well as their ability or willingness to continue to meet our beer production requirements, continues to be a significant risk in our business model. Accordingly, there can be no guarantees that our proprietary brewing requirements will continue to be met in the future.

From time to time, we or our independent third party brewers may also experience shortages of kegs necessary to distribute our craft beer and proprietary craft sodas. We distribute our craft beer and proprietary craft sodas in kegs that are owned by us as well as leased from third party vendors. We are also responsible for providing kegs to the independent third party brewers and outside soda producer that produce our proprietary craft beers and sodas.

Our internal brewing, independent third party brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected by different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations.

Brewery and wholesale operations require various federal, state and local licenses, permits and approvals. The loss or revocation of any existing licenses, permits or approvals, and/or the failure to obtain any required additional or new licenses, permits, or approvals could have a material adverse effect on the ability of the Company to conduct its business.

We are subject to periodic audits and reviews by federal, state and local regulatory agencies related to our internal and independent third party brewing operations. We are particularly subject to extensive regulation at the federal, state and local levels. Permits, licenses and approvals necessary to the U.S. beer business are required from the Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department (“TTB”), state alcohol beverage regulatory agencies and local authorities in some jurisdictions. Compliance with these laws and regulations can be costly. TTB permits and registrations can be suspended, revoked or otherwise adversely affected for failure to pay taxes, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations, or notify the TTB of any material change. Permits, licenses and approvals from state regulatory agencies can be revoked for many of the same reasons. Our operations are subject to audit and inspection by the TTB at any time. At the state and local level, some jurisdictions merely require notice of any material change in the operations, management or ownership of the permit or license holder and others require advance approvals, requiring that new licenses, permits or approvals be applied for and obtained in the event of a change in the management or ownership of the permit or license holder. State and local laws and regulations governing the sale of malt beverages and hard cider within a particular state by a supplier or wholesaler vary from locale to locale. Our operations are subject to audit and inspection by state regulatory agencies at any time. Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory agencies could determine that hawse have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary to conduct business within its jurisdiction.

We are routinely subject to new or modified laws and regulations for which we must comply in order to avoid fines and other penalties. From time to time, new laws and regulations are proposed that could affect the overall structure and effectiveness of the proprietary craft beer production and distribution model we currently utilize. Any such changes in interpretation may adversely impact our current model of brewing beer or supplying beer, or both, to our restaurants in that state, and could also cause us to lose, either temporarily or permanently, the licenses, permits and registrations necessary to conduct our restaurant operations, and subject us to fines and penalties.

The TABC has taken the position that our historical brewing arrangement with respect to the supply of proprietary beer for our Texas restaurants was not in compliance with the provisions of the Texas Alcoholic Beverage Code and related rules and regulations. However, as a result of a change in Texas law on September 1, 2013, brewpubs in Texas are now permitted to produce up to 10,000 barrels per year and distribute that beer outside of the brewpub to other licensed establishments within the state of Texas. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth in “Item 1. Business – Government Regulations.”

Government laws and regulations affecting the operation of our restaurants, including (but not limited to) those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, consumer health and safety, group health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements could increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.

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

In addition, various federal and state labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, work eligibility requirements, employee classification as exempt/non-exempt for overtime and other purposes, immigration status and other wage and benefit requirements. In particular, we are subject to the regulations of the ICE branch of the United States Department of Homeland Security. In addition, some states in which we operate have adopted immigration employment protection laws. Changes to these aforementioned laws or other employment laws or regulations, could adversely affect our operating results and thus restrict our growth, including additional government-imposed increases in minimum wages, overtime pay, paid time off or leaves of absence, mandated health benefits, increased tax reporting and tax payment requirements for employees who receive gratuities, a reduction in the number of states that allow tips to be credited toward minimum wage requirements and increased employee litigation, including claims relating to the Fair Labor Standards Act and comparable state laws.

The U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our employees may not meet federal work eligibility or residency requirements, which could lead to a disruption in our work force. Although we require all of our new employees to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Additionally, a government audit could result in a disruption to our workforce or adverse publicity that could negatively impact our brand and our use of E-Verify and/or potential for receipt of letters from the Social Security Administration requesting information (commonly referred to as no-match letters) could make it more difficult to recruit and/or retain qualified employees.

Potential changes in labor laws or increased union recruiting activates could result in portions of our workforce being subjected to greater organized labor influence. Although we do not currently have any unionized employees, labor legislation could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our ability to service our customers. In addition, a labor dispute involving some or all of our employees could harm our reputation, disrupt our operations and reduce our revenues and resolution of disputes may increase our costs.

Additionally, some states, counties and cities have enacted menu labeling laws which are separate of the federally mandated menu labeling law that is part of the Patient Protection and Affordable Care Act. Non-compliance with these laws could result in the imposition of fines and/or the closure of restaurants. We could also be subject to lawsuits that claim our non-compliance. These menu labeling laws could also result in changing consumer preferences which may adversely affect our results of operations and financial position. We may not be able to adequately adapt our menu offerings to keep pace with developments in current consumer preferences related to nutrition, which may adversely impact our sales.

Some jurisdictions in which we operate have recently enacted new requirements that require us to adopt and implement a Hazard Analysis and Critical Control Points (“HACCP”) System for managing food safety and quality. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. We expect to incur certain costs to comply with these regulations, and these costs may be more than we anticipate. If we fail to comply with these laws or regulations, our business could experience a material adverse effect.

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

We self-insure a substantial portion of our workers’ compensation and general liability costs, and unfavorable changes in trends could have a negative impact on our profitability. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high deductibles, may also increase at any time, thereby further increasing our costs. Additionally, health insurance costs have risen significantly over the past few years and are expected to continue to increase. These increases have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

Our business and future development could be harmed if we are unable to retain key personnel or have difficulties in recruiting qualified personnel.

The success of our business continues to depend on the contributions of our senior management team, both individually and as a group. Our senior executives have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could materially adversely affect our business until a suitable replacement is found. We believe that these individuals cannot easily be replaced with executives of equal experience and capabilities. Although we have employment agreements with our Chief Executive Officer and some of our senior executives, we cannot prevent them from terminating their employment with us.

Litigation could have a material adverse effect on our business.

Our business is subject to the risk of litigation by employees, customers, suppliers, shareholders, government agencies or others through private actions, class or collective actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; customer discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; violation of “dram shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party); trademark or patent infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our brands, regardless of whether the allegations are valid or we ultimately are found liable. Litigation could impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, could adversely affect employee acquisition and retention. Also, some employment related claims in the area of wage and hour disputes are not insurable risks. We also are subject to claims and disputes from landlords under our leases, which could lead to litigation or a threatened or actual lease termination. Litigation of any nature may be expensive to defend and may divert money and management’s attention from our operations and adversely affect our financial condition and results of operations.

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

The occurrence or threat of extraordinary events, including future terrorist attacks and military and governmental responses and the prospect of future wars, may result in negative changes to economic conditions likely resulting in decreased consumer spending. Additionally, decreases in consumer discretionary spending could impact the frequency with which our customers choose to dine out at restaurants or the amount they spend on meals while dining out at restaurants, thereby adversely affecting our sales and results of operations. A decrease in consumer discretionary spending could also adversely affect our ability to achieve the benefit of planned menu price increases to help preserve our operating margins.

Natural disasters could unfavorably affect our operations.

The occurrence of natural disasters, such as fires, hurricanes, freezing weather or earthquakes (particularly in California where our centralized operating systems and restaurant support center administrative personnel are located) could unfavorably affect our operations and financial performance. Such events could result in physical damage to one or more of our restaurants; the temporary or permanent closure of one or more of our restaurants or restaurant support center; the temporary lack of an adequate work force in an affected geographical trade area; the temporary or long-term disruption in the supply of food, beverages, beer and other products to our restaurants; the temporary disruption of electric, water, sewer and waste disposal services necessary for our restaurants to operate; and/or the temporary reduction in the availability of certain products in our restaurants.

We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including hurricanes and other natural disasters, including back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

Future changes in financial accounting standards may significantly change our reported results of operations.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

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

The market price of our common stock may be volatile and you may lose all or part of your investment.

The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the price you paid for them. Those fluctuations could be based on various factors in addition to those otherwise described in this Form 10-K and the following:

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

•	the addition or loss of a key member of management; and
•	changes in the costs or availabilities of key inputs to our operations.

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

In addition, our stock price can be influenced by trading activity in our common stock or trading activity in derivative instruments with respect to our common stock as a result of market commentary (including commentary that may be unreliable or incomplete in some cases); changes in expectations about our business, our creditworthiness or investor confidence generally; actions by shareholders and others seeking to influence our business strategies; portfolio transactions in our stock by significant shareholders; or trading activity that results from the ordinary course rebalancing of stock indices in which our stock may be included.

In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation against those companies. Such litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would significantly harm our profitability and reputation.

Because we do not anticipate paying any dividends for the foreseeable future, our shareholders may not receive any return on their investment unless they sell their common stock for a price greater than that what they paid for it.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate paying any dividends to our shareholders for the foreseeable future. Therefore, our shareholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Our shareholders may not receive a gain on their investment when they sell our common stock and they may lose some or the entire amount of their investment. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

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

We rely heavily on electronic information systems in all aspects of our operations, including (but not limited to) point-of-sale transaction processing in our restaurants; efficient operation of our restaurant kitchens; management of our inventories and overall supply chain; collection of cash; payment of payroll and other obligations; and, various other processes and procedures including our customer loyalty and employee engagement programs. Our ability to efficiently manage our business depends significantly on the reliability and capacity of our in-house information systems and those technology services and systems that we contract for from third parties. Our electronic information systems, including our back-up systems, are subject to damage or interruption from power outages, cyber-attacks, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our employees. The failure of any of these systems to operate effectively, any problems with their maintenance, any issues with upgrades or transitions to replacement systems, or any breaches in data security could cause material interruptions to our operations or harm to individuals in the form of identity theft or improper use of personal information. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that could result in adverse effects on operations and profits. Although we, with the help of third party service providers and consultants, intend to maintain and upgrade our security technology and establish operational procedures to prevent such damage, breaches, or attacks, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third party service providers use to encrypt and protect customer transaction data. A failure of such security measures could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Significant capital investments might be required to remediate any problems, infringements, misappropriations or other third party claims.

We outsource certain essential business processes to third party vendors that subject us to risks, including disruptions in business and increased costs.

Some of our essential business processes that are dependent on technology are outsourced to third parties. Such processes include, but are not limited to, gift card tracking and authorization, on-line ordering, credit card authorization and processing, certain components of our “BJ’s Premier Rewards” customer loyalty program, certain insurance claims processing, payroll processing, web site hosting and maintenance, data warehousing and business intelligence services, point-of-sale system maintenance, certain tax filings, telecommunications services, web-based labor scheduling and other key processes. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards from our customers for payment in our restaurants. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen in addition to other personal information such as our customer’s names, email addresses, home addresses and phone numbers. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. We also receive and maintain certain personal information about our customers and employees. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our employees fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit cards as payment in our restaurants and on-line store depends on us remaining in compliance with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit card and other personal information. Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary systems and process changes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of February 25, 2014, we operated a total of 147 restaurants as follows:

	BJ’s Pizza & Grill®	BJ’s Grill®	BJ’s Restaurant & Brewhouse®	BJ’s Restaurant & Brewery®	Total
Arizona	–	–	5	1	6
California	5	1	52	6	64
Colorado	–	–	5	–	5
Florida	–	–	15	–	15
Indiana	–	–	1	–	1
Kansas	–	–	1	–	1
Kentucky	–	–	2	–	2
Louisiana	–	–	1	–	1
Maryland	–	–	1	–	1
Nevada	–	–	4	1	5
New Mexico	–	–	1	–	1
Ohio	–	–	4	–	4
Oklahoma	–	–	3	–	3
Oregon	–	–	2	1	3
Texas	–	–	28	1	29
Virginia	–	–	2	–	2
Washington	–	–	4	–	4

	5	1	131	10	147

As of February 25, 2014, the average interior square footage of our restaurants was approximately 8,300 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit.

As of February 25, 2014, 142 of our 147 existing restaurants are located on leased properties. We own the underlying land for five of our operating restaurants. There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rent) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our restaurant support center (“RSC”) is located in an approximate 56,000 square foot leased space in Huntington Beach, California. Our RSC lease expires August 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

See Note 6 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on

Form 10-K for a summary of legal proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock (symbol BJRI) trades on the NASDAQ Global Select Market. All stock prices are closing prices per the NASDAQ Global Select Market. On February 24, 2014, the closing price of our common stock was $26.39 per share. The table below shows our high and low common stock closing prices as reported by the NASDAQ Global Select Market.

	Common Stock
	High	Low
Fiscal 2013
First Quarter	$35.27	$29.40
Second Quarter	$38.87	$31.57
Third Quarter	$40.61	$28.67
Fourth Quarter	$31.59	$25.60
Fiscal 2012
First Quarter	$54.27	$44.44
Second Quarter	$49.71	$37.01
Third Quarter	$45.35	$38.49
Fourth Quarter	$43.08	$32.20

As of February 24, 2014, we had approximately 90 shareholders of record and we estimate that there were approximately 14,500 beneficial shareholders.

Stock Performance Graph

The following chart compares the five year cumulative total stock performance of our common stock, the S&P 500 Index and a peer group consisting of: Bloomin’ Brands, Inc., Bravo Brio Restaurant Group, Brinker International, Inc., Buffalo Wild Wings, Inc., The Cheesecake Factory Incorporated, Chuy’s Holdings, Inc., Darden Restaurants, Inc., Famous Dave’s of America, Inc., Ignite Restaurant Group, Kona Grill, Inc., Red Robin Gourmet Burgers, Inc., Ruby Tuesday, Inc. (GA), and Texas Roadhouse, Inc. (Class A). Bloomin’ Brands, Inc., Chuy’s Holdings, Inc. and Ignite Restaurant Group became a publicly traded company in fiscal 2012; therefore, the peer group data only includes their price information beginning in 2012. The peer group companies all compete in the “casual dining” segment of the restaurant industry. The graph assumes that $100 was invested at inception in our common stock and in each of the indices that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Stock-Based Compensation Plan Information

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan – under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants and the remaining available shares for grant, including those shares related to option awards forfeited or terminated without exercise under the 1996 Stock Option Plan accrue to the 2005 Equity Incentive Plan. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under these two plans as of December 31, 2013 (share numbers in thousands):

	Number of securities to be issued upon exercise of outstanding stock options and restricted stock units	Weighted average exercise price of outstanding stock options and restricted stock units	Number of securities remaining available for future issuance under stock-based compensation plans
Stock-based compensation plans approved by shareholders	2,482	$22.82	729
Stock-based compensation plans not approved by shareholders	–	$–	–

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

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 31, 2013, are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Fiscal Year
	2013	2012	2011(1)	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$775,125	$708,325	$620,943	$513,860	$426,707
Costs and expenses:
Cost of sales	191,891	175,636	152,695	126,078	106,484
Labor and benefits	273,458	245,078	214,470	178,199	149,075
Occupancy and operating	173,981	150,312	127,291	109,566	92,204
General and administrative	49,105	45,131	39,952	34,632	29,484
Depreciation and amortization	49,007	41,347	34,075	28,878	24,119
Restaurant opening	9,132	8,440	6,997	5,189	5,327
Loss on disposal of assets and impairments	3,879	557	1,039	1,164	312
Legal and other settlements	812	959	2,037	–	–

Total costs and expenses	751,265	667,460	578,556	483,706	407,005

Income from operations	23,860	40,865	42,387	30,154	19,702
Other income (expense):
Interest income, net	133	222	89	34	214
Gain (loss) on investment settlement	–	797	614	–	(1,709)
Other income, net	1,019	772	562	612	379

Total other income (expense)	1,152	1,791	1,265	646	(1,116)

Income before income taxes	25,012	42,656	43,652	30,800	18,586

Income tax expense	3,990	11,247	12,082	7,638	5,548

Net income	$21,022	$31,409	$31,570	$23,162	$13,038

Net income per share:
Basic	$0.75	$1.12	$1.14	$0.86	$0.49

Diluted	$0.73	$1.09	$1.08	$0.82	$0.48

Weighted average number of shares outstanding:
Basic	28,194	27,994	27,631	27,073	26,750

Diluted	28,895	28,857	29,143	28,167	27,147

Consolidated Balance Sheets Data (end of period):
Cash and cash equivalents	$22,995	$15,074	$22,391	$31,518	$44,906
Marketable securities	$9,791	$25,850	$30,744	$22,679	$–
Total assets	$610,879	$559,521	$502,079	$430,085	$381,122
Total long-term debt (including current portion)	$–	$–	$–	$–	$5,000
Shareholders’ equity	$401,436	$371,834	$332,449	$287,826	$252,979

(1)	Fiscal 2011 consists of 53 weeks. All other fiscal years presented consist of 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of February 25, 2014, we owned and operated 147 restaurants located in 17 states as described in Item 2 — Properties —“Restaurant Locations” in this Form 10-K. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery®, a BJ’s Restaurant & Brewhouse®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Our menu features our BJ’s award-winning, signature deep-dish pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads, desserts, including our Pizookie® dessert, non-alcoholic beverages, wine and spirits.

The first BJ’s restaurant was opened in Orange County, California in 1978 as a small full-service restaurant focusing on a lighter, bakery crust style deep-dish pizza. Over the years we opened several small format BJ’s restaurants in Southern California until 1996 when we decided to open our first large format restaurant in Brea, California. The new Brea BJ’s restaurant was not only physically larger, it included a brewery to produce our own craft beers and an expanded, varied menu including appetizers, entrees, pastas, sandwiches, salads and desserts.

Of the 147 restaurants we operated as of February 25, 2014, 10 are BJ’s Restaurant & Brewery® restaurants (of which four are currently manufacturing our proprietary craft beer for some of our restaurants), 131 are BJ’s Restaurant & Brewhouse® restaurants (which are similar to our brewery restaurants except that they do not manufacture beer), five are BJ’s Pizza & Grill® restaurants (which are primarily our original, smaller format “legacy” restaurants) and one is BJ’s Grill® (a smaller format full service restaurant intended to serve as a live research and development restaurant at the current time). Currently, our future restaurant growth will focus principally on our BJ’s Restaurant & Brewhouse® format. However, we may build additional BJ’s Restaurant & Brewery® locations in certain areas where we believe it may be more appropriate to brew our own beer.

We intend to continue developing and opening new BJ’s restaurants in high profile locations within densely populated areas in both existing and new markets. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve sustained increases in comparable restaurant sales in excess of our annual effective menu price increases for our mature restaurants, assuming we are able to retain our customer traffic levels in those restaurants. Therefore, we currently expect that the majority of our year-over-year revenue growth for fiscal 2014 will be derived from new restaurant openings and the carryover impact of partial-year openings during 2013.

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

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Customer traffic for our restaurants is estimated based on values assigned to certain menu items or individual customer tickets.

Cost of sales is comprised of food and beverage costs, including the cost to produce and distribute our proprietary craft beer, soda and ciders. The components of cost of sales are variable and typically fluctuate directly with sales volumes. Labor and benefit costs include direct hourly and management wages, bonuses and payroll taxes and fringe benefits for restaurant employees, including stock-based compensation that is directly related to restaurant level employees.

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

While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially. We currently have leases for two of our smaller format BJ’s Pizza & Grill® restaurants and one for a BJ’s Restaurant and Brewhouse® restaurant scheduled to expire during the next twelve months. We are currently evaluating the desirability of renewing these leases or converting to a month to month lease. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, there is no guarantee that we can mutually agree to a new lease that is satisfactory to both of us.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Income expressed as percentages of total revenues. All fiscal years presented consist of 52 weeks with the exception of fiscal year 2011 which consists of 53 weeks.

	Fiscal Year
	2013	2012	2011	2010	2009
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.8	24.8	24.6	24.5	25.0
Labor and benefits	35.3	34.6	34.5	34.7	34.9
Occupancy and operating	22.4	21.2	20.5	21.3	21.6
General and administrative	6.3	6.4	6.4	6.7	6.9
Depreciation and amortization	6.3	5.8	5.5	5.6	5.7
Restaurant opening	1.2	1.2	1.1	1.0	1.2
Loss on disposal of assets and impairments	0.5	0.1	0.2	0.2	0.1
Legal and other settlements	0.1	0.1	0.3	–	–

Total costs and expenses	96.9	94.2	93.2	94.1	95.4

Income from operations	3.1	5.8	6.8	5.9	4.6
Other income (expense):
Interest income, net	–	–	–	–	0.1
Gain (loss) on investment settlement	–	0.1	0.1	–	(0.4)
Other income, net	0.1	0.1	0.1	0.1	0.1

Total other income (expense)	0.1	0.3	0.2	0.1	(0.3)

Income before income taxes	3.2	6.0	7.0	6.0	4.4
Income tax expense	0.5	1.6	1.9	1.5	1.3

Net income	2.7%	4.4%	5.1%	4.5%	3.1%

52 WEEKS ENDED DECEMBER 31, 2013 (FISCAL 2013) COMPARED TO THE 52 WEEKS ENDED JANUARY 1, 2013 (FISCAL 2012)

Revenues. Total revenues increased by $66.8 million, or 9.4%, to $775.1 million during fiscal 2013 from $708.3 million during fiscal 2012. The increase in revenues consisted of an increase of approximately $74.0 million in sales from new or relocated restaurants not in our comparable restaurant sales base, partially offset by an approximate 1.1%, or $7.2 million decrease in comparable restaurant sales. The decrease in comparable restaurant sales is primarily due to a reduction in customer traffic, partially offset by an effective menu price increase of approximately 2.2% for the year. Although we continue to take actions to stem the decline in customer traffic, we do expect that traffic in our base of comparable restaurants will likely remain under pressure during 2014 primarily as a result of the uneven economic recovery, competitive intrusions, some transfer of sales to our new restaurants and other factors.

Our restaurants, like most in casual dining, are impacted by inflationary pressures for the costs of certain commodities, labor and other operating expenses. We attempt to offset the impact of inflation on our cost structure with purchasing economies of scale, productivity and efficiency improvements, menu merchandising and menu price increases. If our customers do not accept our menu price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of any menu price increase could be negated and our operating margins could be adversely impacted. To help protect customer traffic and to respond to the actions of our competitors, we may consider the promotion of selective menu offerings or introduce new menu offerings at reduced or lower price points which could have the effect of further reducing any benefit from menu price increases. Additionally, other factors outside of our control, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, heavy promotional and discounting activities by our competitors, including the large national competitors that have the resources to spend significantly on marketing and advertising, general economic and competitive conditions and other factors, as described in the, as described in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K, can impact comparable restaurant sales.

Cost of Sales. Cost of sales increased by $16.3 million, or 9.3%, to $191.9 million during fiscal 2013 compared to $175.6 million during fiscal 2012. This increase was primarily due to the opening of 17 new restaurants during fiscal 2013. As a percentage of revenues, cost of sales remained at 24.8% for fiscal 2013 and the prior fiscal year.

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

We provide our customers a large variety of menu items and, as a result, we are not overly dependent on a single group of commodities. However, based on current trends and expectations, we believe the overall cost environment for food commodities will likely continue to be subject to upward pressure during 2014. While we continue to work with our suppliers to control food costs, we have entered into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not significantly increase due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items, fresh seafood and many produce items, or where we have currently chosen not to contract for long periods of time. There are also certain commodity items, such as certain produce items and certain seafood items, in which the contracts principally consist of “collar” agreements whereby the costs are subject to floors and ceilings. It is our current intention to attempt to offset our expected commodity cost increases through cost savings and productivity/efficiency initiatives and menu mix shifts, coupled with selective menu price increases. However, there can be no assurance that we will be entirely successful in this respect.

The cost to produce and distribute our proprietary craft beer is included in our cost of sales. During fiscal 2014, we anticipate that our qualified independent third party brewers will produce approximately 80% of our estimated requirement of approximately 75,000 barrels of our proprietary craft beer. We also use independent third party brewers to produce substantially all of our craft soda and cider products, the costs of which are also included in our cost of sales.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $28.4 million, or 11.6%, to $273.5 million during fiscal 2013, compared to $245.1 million during fiscal 2012. This increase was primarily due to the opening of 17 new restaurants during fiscal 2013. As a percentage of revenues, labor and benefit costs increased to 35.3% for fiscal 2013 from 34.6% for the prior fiscal year. This percentage increase was primarily related to the deleveraging of the fixed portion of management related labor and benefits as a result of lower comparable restaurant sales. Included in labor and benefits for fiscal 2013 and 2012 was approximately $1.3 million or 0.2% of revenues of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management employees.

Our restaurants can be affected by increases in federal and state minimum wages, workers’ compensation insurance, federal and state unemployment insurance taxes and other government regulations including overtime laws and mandated health insurance requirements. Some states have annual minimum wage increases correlated with either state or federal increases in the consumer price index. Additionally, California plans on increasing its minimum wage from $8 an hour to $9 an hour on July 1, 2014, and then to $10 an hour beginning on July 1, 2015. In the past, we have been able to react to changes in our key operating costs, including minimum wage increases, by gradually increasing our menu prices and improving our productivity in our restaurants. However, we cannot guarantee that all or any future cost increases can be offset by increased menu prices or that increased menu prices will be accepted by our restaurant customers without any resulting changes in their visit frequencies or purchasing patterns.

For new restaurants, labor expenses will typically be higher than normal during the first several months of operations, if not longer in some cases, until our restaurant management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes expected at our new restaurants. Accordingly, a comparatively large number of new restaurant openings in any single quarter may significantly impact labor cost comparisons.

Occupancy and Operating. Occupancy and operating expenses increased by $23.7 million, or 15.7%, to $174.0 million during fiscal 2013 compared to $150.3 million during fiscal 2012. This increase was primarily due to the opening of 17 new restaurants during fiscal 2013. As a percentage of revenues, occupancy and operating expenses increased to 22.4% for fiscal 2013 from 21.2% for the prior fiscal year. This percentage increase was principally due to planned additional marketing (0.7%), including expanded television testing in select markets, coupled with increased facilities and general liability insurance costs (0.3%) and the deleveraging of the fixed component of these expenses as a result of lower comparable restaurant sales.

General and Administrative. General and administrative expenses increased by $4.0 million, or 8.8%, to $49.1 million during fiscal 2013 compared to $45.1 million during fiscal 2012. Included in general and administrative costs for fiscal 2013 and 2012 was $3.1 million and $3.3 million, respectively, of stock-based compensation expense. The increase in general and administrative costs was primarily due to higher field supervision and restaurant support costs, higher rent expense related to the expansion of our restaurant support center and increased consulting and director fees, partially offset by lower cash-based incentive compensation expense. As a percentage of revenues, general and administrative expenses slightly decreased to 6.3% for fiscal 2013 from 6.4% for the prior fiscal year.

Depreciation and Amortization. Depreciation and amortization increased by $7.7 million, or 18.5%, to $49.0 million during fiscal 2013 compared to $41.3 million during fiscal 2012. Depreciation and amortization increased as a result of new restaurants, restaurant remodels and initiatives, including the expansion of our restaurant support center and test kitchen. As a percentage of revenues, depreciation and amortization increased to 6.3% for fiscal 2013 from 5.8% for the prior fiscal year. This percentage increase was principally a result of the deleveraging of the fixed component of these expenses as a result of negative comparable restaurant sales as well as additional depreciation related to our remodels and initiatives, including the expansion of our restaurant support center and test kitchen.

Restaurant Opening. Restaurant opening expenses increased by $0.7 million, or 8.2%, to $9.1 million during fiscal 2013 compared to $8.4 million during fiscal 2012. This increase is primarily due the opening of 17 new restaurants during fiscal 2013 as compared to 16 new restaurants during fiscal 2012. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the location of the restaurants and the complexity of the staff hiring and training process.

Loss on Disposal of Assets and Impairments. Loss on disposal of assets and impairments increased by $3.3 million, or 596.4%, to $3.9 million during fiscal 2013 compared to $0.6 million during fiscal 2012. These costs were related to the reduction in the carrying value of one of our underperforming BJ’s Restaurant & Brewhouse® restaurants (approximately $3.1 million) and the write off of the remaining net book value of assets related to the closure and relocation of our smaller format restaurant in Eugene, Oregon, coupled with the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Legal and Other Settlements. Legal and other settlements of approximately $0.8 million, or 0.1% of revenues, during fiscal 2013 was primarily related to accrued compensation and related benefits resulting from employment settlements, a TABC settlement related to our beer model in Texas and sales tax audit assessment as compared to legal settlements of approximately $1.0 million, or 0.1% of revenues, during fiscal 2012, which related to the settlement of a trademark infringement civil action and a California sales tax audit.

Interest Income, net. Interest income, net, was $0.1 million during fiscal 2013 compared to $0.2 million during fiscal 2012.

Gain on Investment Settlement. Gain on investment settlement of approximately $0.8 million for fiscal 2012 related to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities investment portfolio.

Other Income, Net. Other income, net, increased by $0.2 million, or 32.2%, to $1.0 million during fiscal 2013 compared to $0.8 million during fiscal 2012. This increase was primarily due to greater gift card breakage income coupled with an increase in the cash surrender value of certain life insurance programs under our deferred compensation plan. Based on an analysis of our gift card program since its inception, we determined that at 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for fiscal 2013 was 16.0% compared to 26.4% for fiscal 2012. The effective income tax rate for fiscal 2013 differed from the statutory income tax rate primarily due to additional tax credits. We currently estimate our effective tax rate to be in the approximate range of 27% to 30% for fiscal 2014. However, our actual effective tax rate for fiscal 2014 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

52 WEEKS ENDED JANUARY 1, 2013 (FISCAL 2012) COMPARED TO THE 53 WEEKS ENDED JANUARY 3, 2012 (FISCAL 2011)

Revenues. Total revenues increased by $87.4 million, or 14.1%, to $708.3 million during fiscal 2012 from $620.9 million during fiscal 2011. The increase in revenues consisted of an increase of approximately $80.6 million in sales from new restaurants not yet in our comparable restaurant sales base; as well as an approximate 3.2% increase in comparable restaurant sales on a 52 week basis. The increase in comparable restaurant sales resulted from an estimated effective menu price increase of approximately 3.3% coupled with a positive shift in our estimated menu mix, offset by a slight decrease in estimated customer traffic.

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

Labor and Benefits. Labor and benefit costs for our restaurants increased by $30.6 million, or 14.3%, to $245.1 million during fiscal 2012 compared to $214.5 million during fiscal 2011. This increase was primarily due to the opening of 16 new restaurants during fiscal 2012. As a percentage of revenues, labor and benefit costs increased to 34.6% for fiscal 2012 from 34.5% for the prior fiscal year. This percentage increase was principally due to incremental hourly training labor resulting from the implementation of our new “BJ’s Premier Rewards” customer loyalty program and the introduction of our new “Beer Master” program for hourly employees as well as higher hourly kitchen labor due to the intensiveness and complexity of some of our more recent menu offerings. Included in labor and benefits for fiscal 2012 and 2011 was approximately $1.3 million and $1.6 million or 0.2% and 0.3% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management employees.

Occupancy and Operating. Occupancy and operating expenses increased by $23.0 million, or 18.1%, to $150.3 million during fiscal 2012 compared to $127.3 million during fiscal 2011. This increase was primarily due to the opening of 16 new restaurants during fiscal 2012. As a percentage of revenues, occupancy and operating expenses increased to 21.2% for fiscal 2012 from 20.5% for the prior fiscal year. This percentage increase was principally due to higher marketing, property and general liability insurance costs, and the benefit in fiscal 2011 of one extra operating week without a full complement of occupancy and other operating expenses, partially offset by our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases.

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

Loss on Disposal of Assets and Impairments. Loss on disposal of assets and impairments decreased by $0.5 million, or 46.4%, to $0.6 million during fiscal 2012 compared to $1.0 million during fiscal 2011. These costs were primarily related to the write off of the remaining net book value of assets related to the closure and relocation of our smaller format restaurant in Boulder, Colorado, coupled with the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Legal and Other Settlements. Legal and other settlements of approximately $1.0 million, or 0.1% of revenues, during fiscal 2012 were primarily related to the settlement of a trademark infringement civil action and a California sales tax audit, as compared to legal settlements of approximately $2.0 million, or 0.3% of revenues, during fiscal 2011, which related to the settlements of certain California employment practices lawsuits that had been outstanding since 2009.

Interest Income, net. Interest income, net, was $0.2 million during fiscal 2012 compared to $0.1 million during fiscal 2011.

Gain on Investment Settlement. Gain on investment settlement of approximately $0.8 million and $0.6 million for fiscal 2012 and fiscal 2011, respectively, related to the settlement agreement reached in December 2009 with our former broker-dealer for the full liquidation of our auction rate securities investment portfolio. Under the terms of the settlement agreement, we were entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012. In connection with this settlement, during fiscal 2012 and fiscal 2011, certain of these aforementioned securities were redeemed at par, resulting in additional cash recoveries.

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

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	December 31, 2013	January 1, 2013
Cash and cash equivalents	$22,995	$15,074
Total marketable securities	$9,791	$25,850
Net working capital	($21,303)	($7,119)
Current ratio	0.8:1.0	0.9:1.0

	Fiscal Year
	2013	2012
Cash provided by operating activities	$95,544	$88,331
Capital expenditures	$117,060	$109,182

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

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, currently our primary growth objective is to achieve an approximate 12% increase in total restaurant operating weeks during fiscal 2014 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2013 openings. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not yet be large enough to generate enough cash flow from operations to totally fund our planned expansion over the long term. We estimate the total domestic capacity to be at least 425 (current format) BJ’s restaurants. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our long term-term planned rate of expansion.

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

We also require capital resources to evolve, maintain and increase the productive capacity of our existing base of restaurants and brewery operations and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant since our restaurant customers pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies five of our operating restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we subsequently enter into sale-leaseback arrangements for land parcels that we may purchase. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $95.5 million during fiscal 2013, representing a $7.2 million increase from the $88.3 million provided by during fiscal 2012. The increase in cash from operating activities for fiscal, in comparison to fiscal 2012, is primarily due to higher depreciation expense as a result of more restaurants in operation coupled with the impairment of the carrying value of one underperforming BJ’s Restaurant and Brewhouse® restaurants, the timing of accounts receivable and payable, offset by deferred income taxes and lower net income.

For fiscal 2013, total capital expenditures were approximately $117.1 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $98.7 million. These expenditures were primarily related to the construction of our 17 new restaurants that opened during fiscal 2013, as well as expenditures related to restaurants expected to open in the first quarter of fiscal 2014. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $14.5 million and $3.9 million, respectively.

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

Our capital expenditures during fiscal 2014 will continue to be significant as we currently plan to open 15 new restaurants, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures; however we continue to evaluate all options available to us. As of February 25, 2014, we have ten signed leases or land purchase agreements for restaurant locations that we have already opened or expect to open in fiscal 2014. Additionally, we expect to enter into several more leases as well as purchase the underlying land for certain new restaurant locations during fiscal 2014. We currently anticipate our total capital expenditures for fiscal 2014, including all expenditure categories to be approximately $105 million. We expect to fund our anticipated capital expenditures for fiscal 2014 with current cash and investment balances on hand, expected cash flows from operations, proceeds from sales leaseback transactions and expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

From time to time, we will evaluate opportunities to acquire and convert other restaurant locations or entire restaurant chains to the BJ’s restaurant concept. In the future we may consider joint venture arrangements to augment BJ’s expansion into new markets or a more rapid expansion of our BJ’s Grill® concept or we may evaluate non-controlling investments in other emerging restaurant concepts that offer complementary growth opportunities to our BJ’s restaurant operations. Currently, we have no binding commitments (other than the signed leases or land purchase agreements set forth in Item 1 — Business — “Restaurant Site Selection and Expansion Objectives” in this Form 10-K) or agreements to acquire or convert any other restaurant locations or chains to our concept, or to enter into any joint ventures or non-controlling investments. However, we would likely require additional capital resources to take advantage of any of these growth opportunities should they become feasible.

In January 2014, our subsidiary Chicago Pizza Hospitality Holding, Inc. entered into a Settlement Agreement and Waiver with the TABC pursuant to which we agreed to terminate the use of independent third party brewers to supply proprietary beer for our Texas restaurants and to transition to production and supply of proprietary beer for our Texas restaurants through licensed brewpubs to be built, owned and operated by us on or before June 2015, at which time all of our proprietary beer will be supplied by BJ’s-owned and operated brewpubs in Texas. We expect that the supply of proprietary beer in Texas will be met through the construction and operation of two licensed brewpubs. We do not believe the cost to construct or operate these brewpubs will have any significant impact on our liquidity or operating margins.

We significantly depend on our expected cash flow from operations, coupled with agreed-upon landlord tenant improvement allowances and sales leaseback proceeds, to fund the majority of our planned capital expenditures for 2014. If our business does not generate enough cash flow from operations as expected, or if our landlords are unable to honor their agreements with us, or we are unable to successfully enter in a sales leaseback transaction and replacement funding sources are not otherwise available to us from borrowings under our credit facility or other alternatives, we may not be able to expand our operations at the pace currently planned.

The continued operation and expansion of our business will require substantial funding. Accordingly, we have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling and investing in our existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results and other factors our Board of Directors deem relevant. Our credit facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. We did not have any stock repurchases during fiscal 2013, and we currently do not have any plan to repurchase our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2013, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant customers. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We are currently unable to contract for certain commodities, such as fluid dairy, fresh seafood and most fresh produce items, for long periods of time. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.

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

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions will limit our menu pricing flexibility. In addition, macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent. There can be no assurance that all of our future cost increases can be offset by higher menu prices or that higher menu prices will be accepted by our restaurant customers without any resulting changes in their visit frequencies or purchasing patterns. Many of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

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

Fair Value of Marketable Securities and Cash Equivalents

We measure the fair value of our marketable securities using quoted market prices in active markets. All of our marketable securities are currently classified as held-to-maturity or available-for-sale, included as short-term and long-term marketable securities in the Consolidated Balance Sheets. Held-to-maturity securities are reported at amortized cost, which approximates fair value, with related gains and losses reflected in earnings once realized and available-for-sale securities are reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect) until realized. We believe that the fair value of our marketable securities equaled the quoted market price of our marketable securities at December 31, 2013.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2013, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$479,321	$33,463	$66,156	$66,600	$313,102
Purchase obligations (2)	6,224	5,658	319	247	–

Total	$485,545	$39,121	$66,475	$66,847	$313,102

Other Commercial Commitments:
Standby letters of credit	$12,084	$12,084	$–	$–	$–

Total	$12,084	$12,084	$–	$–	$–

(1)	For more detailed description of our operating leases, refer to Note 6 in the accompanying consolidated financial statements.
(2)	Amounts represent non-cancelable commitments for the purchase of goods and other services.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to December 31, 2013. Our aggregate future commitment relating to these leases is $23.2 million and is not included in operating leases above.

Future minimum annual rent payments under noncancelable operating leases are as follows (in thousands):

2014	$33,463
2015	33,268
2016	32,888
2017	33,779
2018	32,821
Thereafter	313,102

$479,321

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term marketable securities with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our marketable securities and, therefore, impact our cash flows and results of operations. For fiscal 2013, the average interest rate earned on cash and cash equivalents and marketable securities was approximately 0.7%. As of December 31, 2013, our cash and cash equivalents and marketable securities consisted of money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations with a cost or fair value of approximately $32.8 million. Cash may be in excess of FDIC insurance limits. We believe we are not exposed to significant risk on cash and cash equivalents and marketable securities. The fair market value of our marketable securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of December 31, 2013, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

See the Consolidated Financial Statements and other data attached hereto beginning on page F-1 of this of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BJ’s Restaurants, Inc.

We have audited BJ’s Restaurants, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). BJ’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BJ’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BJ’s Restaurants, Inc. as of December 31, 2013 and January 1, 2013, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 25, 2014

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

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2013.

See Part II, Item 5 — “Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities — Stock-Based Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and January 1, 2013

Consolidated Statements of Income for Each of the Three Fiscal Years in the Period Ended December 31, 2013

Consolidated Statements of Shareholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 31, 2013

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 31, 2013

Notes to the Consolidated Financial Statements

(2) FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 to the Form 8-K filed on June 4, 2007.
3.3	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report.
3.4	Certificate of Amendment of Articles of Incorporation, dated June 8, 2010, incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 28, 2010.
4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.
10.1**	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.
10.2**	BJ’s Restaurants, Inc. Amended and Restated 1996 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the 2004 Annual Report.
10.3**	BJ’s Restaurants, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 6, 2012).

Exhibit Number	Description
10.4**	Form of Employee Stock Option Agreement for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on October 31, 2006.
10.5**	Form of Notice of Grant of Stock Option for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.
10.6**	Form of Non-Employee Director Stock Option Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended January 3, 2006.
10.7**	Form of Non-Employee Director Notice of Grant of Stock Option under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended January 3, 2006.
10.8**	Form of Restricted Stock Unit Agreement (non-GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 6, 2007.
10.9**	Form of Restricted Stock Unit Notice (non-GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.
10.10**	Form of Restricted Stock Unit Agreement (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended January 1, 2013.
10.11**	Form of Equity Award Certificate (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.12**	Form of Stock Option Agreement (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.13**	Form of Option Grant Notice (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.14**	Form of Restricted Stock Unit Agreement for non-employee directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.15**	Form of Restricted Stock Unit Award Certificate for non-employee directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.16**	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, employed as Chief Development Officer, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on or about March 14, 2008.
10.17**	Employment Agreement dated April 6, 2010, between the Company and Gerald W. Deitchle, incorporated by reference to Form 8-K filed on April 12, 2010.
10.18**	Employment Agreement, dated September 6, 2005, between the Company and Gregory S. Levin, employed as Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 3, 2005.
10.19**	Employment Agreement, dated August 10, 2005, between the Company and John D. Allegretto, employed as Chief Supply Chain Officer, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on November 3, 2005.
10.20**	Employment Agreement, dated January 19, 2009, between the Company and Wayne L. Jones, employed as Executive Vice President and Chief Restaurant Operations Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 1, 2009.
10.21**	Employment Agreement, dated March 2, 2011, between the Company and Kendra D. Miller, employed as Senior Vice President and General Counsel., incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 4, 2011.

Exhibit Number	Description
10.22**	Employment Agreement dated October 28, 2012, between the Company and Gregory A. Trojan, employed as President and Chief Executive Officer, incorporated by reference to Exhibit 10.1 to Form 8K filed on October 29, 2012.
10.23**	Employment Agreement dated January 28, 2013, between the Company and Brian S. Krakower, employed as Senior Vice President and Chief Information Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.
10.24**	Consulting Agreement, dated February 1, 2013, between the Company and Gerald W. Deitchle, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.
10.25	Line of Credit Agreement, dated February 17, 2012, between the Company and Bank of America, N.A., incorporated by reference to Exhibit 10.22 of the Form 10-K filed on February 27, 2012.
10.26**	BJ’s Restaurants, Inc. 2011 Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 6, 2011, with respect to the 2011 Annual Meeting of Shareholders).
21	List of Significant Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.

	By:	/s/ Gregory A. Trojan
Gregory A. Trojan
February 25, 2014		President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ GREGORY A. TROJAN	President, Chief Executive Officer	February 25, 2014
Gregory A. Trojan	and Director (Principal Executive Officer)

By: /s/ GREGORY S. LEVIN	Executive Vice President, Chief	February 25, 2014
Gregory S. Levin	Financial Officer and Secretary (Principal Financial and Accounting Officer)

By: /s/ PETER A. BASSI	Lead Independent Director	February 25, 2014
Peter A. Bassi

By: /s/ LARRY D. BOUTS	Director	February 25, 2014
Larry D. Bouts

By: /s/ JAMES A. DAL POZZO	Director	February 25, 2014
James A. Dal Pozzo

By: /s/ GERALD W. DEITCHLE	Chairman of the Board and	February 25, 2014
Gerald W. Deitchle	Director

By: /s/ JOHN F. GRUNDHOFER	Director	February 25, 2014
John F. Grundhofer

By: /s/ WILLIAM L. HYDE	Director	February 25, 2014
William L. Hyde

By: /s/ J. ROGER KING	Director	February 25, 2014
J. Roger King

By: /s/ WESLEY A. NICHOLS	Director	February 25, 2014
Wesley A. Nichols

By: /s/ LEA ANNE S. OTTINGER	Director	February 25, 2014
Lea Anne S. Ottinger

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BJ’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. as of December 31, 2013 and January 1, 2013, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BJ’s Restaurants, Inc. at December 31, 2013 and January 1, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BJ’s Restaurants, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 25, 2014

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2013	January 1, 2013
Assets
Current assets:
Cash and cash equivalents	$22,995	$15,074
Marketable securities	7,988	18,316
Accounts and other receivables	12,776	18,929
Inventories	7,433	6,061
Prepaids and other current assets	9,028	8,619
Deferred income taxes	10,616	8,366

Total current assets	70,836	75,365

Land held for sale	2,905	–
Property and equipment, net	513,597	457,499
Long-term marketable securities	1,803	7,534
Goodwill	4,673	4,673
Notes receivable	–	110
Other assets, net	17,065	14,340

Total assets	$610,879	$559,521

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,485	$25,665
Accrued expenses	60,654	56,819

Total current liabilities	92,139	82,484

Deferred income taxes	30,579	33,492
Deferred rent	22,271	18,645
Deferred lease incentives	51,953	48,422
Other liabilities	12,501	4,644

Total liabilities	209,443	187,687
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 28,295 and 28,072 shares issued and outstanding as of December 31, 2013 and January 1, 2013, respectively	182,491	180,940
Capital surplus	45,841	38,812
Retained earnings	173,104	152,082

Total shareholders’ equity	401,436	371,834

Total liabilities and shareholders’ equity	$610,879	$559,521

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2013	2012	2011
Revenues	$775,125	$708,325	$620,943
Costs and expenses:
Cost of sales	191,891	175,636	152,695
Labor and benefits	273,458	245,078	214,470
Occupancy and operating	173,981	150,312	127,291
General and administrative	49,105	45,131	39,952
Depreciation and amortization	49,007	41,347	34,075
Restaurant opening	9,132	8,440	6,997
Loss on disposal of assets and impairments	3,879	557	1,039
Legal and other settlements	812	959	2,037

Total costs and expenses	751,265	667,460	578,556

Income from operations	23,860	40,865	42,387

Other income (expense):
Interest income, net	133	222	89
Gain on investment settlement	–	797	614
Other income, net	1,019	772	562

Total other income	1,152	1,791	1,265

Income before income taxes	25,012	42,656	43,652

Income tax expense	3,990	11,247	12,082

Net income	$21,022	$31,409	$31,570

Net income per share:
Basic	$0.75	$1.12	$1.14

Diluted	$0.73	$1.09	$1.08

Weighted average number of shares outstanding:
Basic	28,194	27,994	27,631

Diluted	28,895	28,857	29,143

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Total
	Shares	Amount
Balance, December 28, 2010	27,322	$173,957	$24,766	$89,103	$287,826
Exercise of stock options	371	5,097	–	–	5,097
Issuance of restricted stock units	56	–	(451)	–	(451)
Stock-based compensation expense	–	–	4,865	–	4,865
Tax benefit from stock option exercises	–	–	3,542	–	3,542
Net income	–	–	–	31,570	31,570
Balance, January 3, 2012	27,749	179,054	32,722	120,673	332,449
Exercise of stock options	119	1,886	–	–	1,886
Issuance of restricted stock units	204	–	(271)	–	(271)
Stock-based compensation expense	–	–	4,780	–	4,780
Tax benefit from stock option exercises	–	–	1,581	–	1,581
Net income	–	–	–	31,409	31,409
Balance, January 1, 2013	28,072	180,940	38,812	152,082	371,834
Exercise of stock options	91	1,551	–	–	1,551
Issuance of restricted stock units	132	–	(527)	–	(527)
Stock-based compensation expense	–	–	4,633	–	4,633
Tax benefit from stock option exercises	–	–	2,923	–	2,923
Net income	–	–	–	21,022	21,022
Balance, December 31, 2013	28,295	$182,491	$45,841	$173,104	$401,436

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2013	2012	2011
Cash flows from operating activities:
Net income	$21,022	$31,409	$31,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,007	41,347	34,075
Deferred income taxes	(3,448)	6,764	6,069
Stock-based compensation expense	4,418	4,585	4,678
Loss on disposal of assets and impairments	3,879	557	1,039
Gain on investment settlement	–	(797)	(614)
Changes in assets and liabilities:
Accounts and other receivables	6,846	(8,032)	(194)
Inventories	(1,372)	(98)	(1,640)
Prepaids and other current assets	(409)	(717)	(4,421)
Other assets, net	(2,800)	(3,306)	(1,731)
Accounts payable	7,571	(51)	1,441
Accrued expenses	3,582	6,467	5,544
Deferred rent	3,626	3,426	2,246
Deferred lease incentives	3,531	3,635	6,872
Other liabilities	702	700	319
Landlord contribution for tenant improvements, net	(611)	2,442	(4,304)

Net cash provided by operating activities	95,544	88,331	80,949
Cash flows from investing activities:
Purchases of property and equipment	(117,060)	(109,182)	(94,154)
Deposit received on land held for sale	3,295	–	–
Proceeds from sale of assets	7,823	3,740	2,911
Proceeds from marketable securities sold	41,404	37,366	41,474
Purchases of marketable securities	(25,345)	(30,992)	(48,599)
Collection of notes receivable	28	224	104

Net cash used in investing activities	(89,855)	(98,844)	(98,264)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	1,208	1,581	3,542
Taxes paid on vested stock units under employee plans	(527)	(271)	(451)
Proceeds from exercise of stock options	1,551	1,886	5,097

Net cash provided by financing activities	2,232	3,196	8,188

Net increase/(decrease) in cash and cash equivalents	7,921	(7,317)	(9,127)

Cash and cash equivalents, beginning of year	15,074	22,391	31,518

Cash and cash equivalents, end of year	$22,995	$15,074	$22,391

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,411	$2,563	$2,623

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$8,226	$9,977	$8,018

Stock-based compensation capitalized	$215	$195	$187

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company” or “BJ’s” or in the first person notations “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants then in existence and to develop additional BJ’s restaurants. As of December 31, 2013, we owned and operated 146 restaurants located in 17 states (California, Texas, Florida, Arizona, Colorado, Nevada, Ohio, Washington, Oklahoma, Oregon, Kentucky, Virginia, Indiana, Kansas, Louisiana, Maryland and New Mexico). Each of our restaurants is currently operated as a BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill® or BJ’s Grill®. During fiscal 2013, we opened 17 new restaurants. Four of our locations brew our signature, proprietary craft BJ’s beer on the restaurant premises. All of our other restaurants receive their BJ’s beer either from one of these four “brewery” locations and/or independent third party brewers.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2013 and fiscal year 2012 ended on December 31, 2013 and January 1, 2013, respectively, and consisted of 52 weeks of operations. Fiscal year 2011 ended on January 3, 2012 and consisted of 53 weeks of operations.

Segment Disclosure

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 280, Segment Reporting, establishes standards for disclosures about products and services, geographic areas and major customers. We currently operate in one operating segment: casual dining restaurants, four of which have on-premise brewing operations that produce BJ’s signature, proprietary craft beers for our restaurants. Additionally, we operate in one geographic area: the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments and money market funds with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair market value.

Investments in Marketable Securities

Our investment policy restricts the investment of our excess cash balances to instruments with minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities and investment-grade corporate debt securities. Marketable securities, which we have the intent and ability to hold until maturity, are classified as held-to-maturity securities and reported at amortized cost with related gains and losses reflected in earnings. Marketable securities in the form of debt securities are classified as available-for-sale securities and reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect) until realized. Any fluctuation in fair value related to investments that are deemed temporary, including any recoveries of previous write-downs, are recorded to accumulated other comprehensive income. Realized gains or losses are determined on the specific identification cost method and recorded as a charge to earnings, when realized.

As of December 31, 2013 and January 1, 2013, our investments in marketable securities were classified in the held-to-maturity or available-for-sale categories.

Concentration of Credit Risk

Financial instruments which potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents, investments and marketable securities. We currently maintain our day-to-day operating cash balances with a major financial institution. At times, our operating cash balances may be in excess of the FDIC insurance limit. At December 31, 2013, we had approximately $9.8 million of investments in marketable securities, of which $0.1 million were considered cash and cash equivalents, held by institutional brokers. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invests in instruments with expected minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We did not experience any losses in these accounts during fiscal 2013, 2012 or 2011, and believe we are not exposed to significant risk on cash and cash equivalents.

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

Goodwill and Intangible Assets

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate an impairment may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, we calculate the implied estimated fair value of the reporting unit and compare it to the carrying value of the goodwill. If the carrying value of the goodwill is greater than the implied estimated fair value, an impairment charge is recorded to reduce the carrying value to the implied estimated fair value. This adjusted carrying value becomes the new goodwill accounting basis value.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. Trademarks with indefinite lives are amortized over 10 years and tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. We believe that no impairments of goodwill and intangible occurred during fiscal 2013, 2012, or 2011.

Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment in total as well as on a restaurant by restaurant basis. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future restaurant cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets or for the entire restaurant. If the carrying amount is greater than the anticipated undiscounted cash flows, an impairment charge is recorded as the difference between the carrying amount and the assets fair value. In fiscal 2013, we recorded impairment expense of $3.1 million, which is included in “Loss on disposal of assets and impairments” in the Consolidated Statement of Income, representing a reduction in the carrying value of one of our underperforming BJ’s Restaurant & Brewhouse® restaurants. There was no long-lived asset impairment recorded during fiscal year 2012 or 2011.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point-of-sale. Revenues from the sale of gift cards are deferred and recognized upon redemption. Deferred gift card revenue, included in “Accrued expenses” on the accompanying Consolidated Balance Sheets, was $7.8 million and $7.2 million as of December 31, 2013 and January 1, 2013, respectively. We recognize gift card breakage income when the likelihood of the redemption of the cards becomes remote, which is typically 24 months after original issuance. Gift card breakage income is recorded in “Other income, net” on the Consolidated Statements of Income.

Customer Loyalty Program

In July 2012, we introduced “BJ’s Premier Rewards” customer loyalty program to all of our restaurants. This program enables participants to earn points for each qualifying purchase. The points can then be redeemed for rewards including food discounts, trips, events and other items. We measure our total rewards obligation based on the estimated number of customers that will ultimately earn and claim rewards under the program, and record the estimated related expense as reward points accumulate. These expenses are accrued for and recorded as marketing expenses and are included in “Occupancy and operating” expenses on our Consolidated Statements of Income.

Sales Taxes

Revenues are presented net of sales taxes. The obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2013, 2012, and 2011 was approximately $17.1 million, $10.6 million, and $7.2 million, respectively.

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

Legal and Other Settlements

Legal settlements primarily relate to the proposed settlements of certain California employment practices lawsuits and alleged trademark infringements. We agreed to these settlements, which are subject to court approval, in order to avoid the costs, risks and uncertainties inherent in litigation and to eliminate the further diversion of our management’s time and attention, and without admitting any liability on our part. Other settlements relate to an employment separation, a Texas Alcoholic Beverage Commission settlement related to our beer model, and a California sales tax audit assessment.

Investment Settlement

In December 2009, we agreed to a settlement with our former broker-dealer for the full liquidation of our auction rate securities (“ARS”) investment portfolio. Under the terms of the settlement agreement, we were entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012. We received recoveries of approximately $0.8 million and $0.6 million for fiscal 2012 and 2011, respectively.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments classified as held-to-maturity or available-for-sale or other current assets, accounts receivable and current liabilities approximate fair values due to the short-term maturity of these instruments. Investments classified as non-current assets are recorded at fair value based on valuation models and methodologies provided by a third party using either “Level 2” or “Level 3” inputs when the fair value of the investment cannot be determined based on current trades on the open market. Temporary changes in fair value of available-for-sale securities results in unrealized holding gains and losses being recorded in the “Other comprehensive income” component of shareholders’ equity and does not affect net income for the applicable accounting period. Declines in fair value below our carrying value deemed to be other than temporary are charged against net earnings.

Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units issued by us were to lapse (collectively, equity awards). The consolidated financial statements present basic and diluted net income per share. Common stock equivalents included in the diluted computation represent shares to be issued upon assumed exercises of outstanding stock options and the assumed lapsing of the restrictions on restricted stock units using the treasury stock method.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive equity awards (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands):

	Fiscal Year
	2013	2012	2011
Numerator:
Net income for basic and diluted net income per share	$21,022	$31,409	$31,570

Denominator:
Weighted-average shares outstanding-basic	28,194	27,994	27,631
Dilutive effect of equity awards	701	863	1,512

Weighted-average shares outstanding-diluted	28,895	28,857	29,143

At December 31, 2013, January 1, 2013, and January 3, 2012, there were approximately 0.7 million, 0.3 million, and 0.2 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

2. Marketable Securities

Our investment policy restricts the investment of our excess cash balances to instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents and included with “Cash and cash equivalents” on our accompanying Consolidated Balance Sheets. Marketable securities, which we have the intent and ability to hold until maturity, are classified as held-to-maturity securities and reported at amortized cost, which approximates fair value. Marketable securities, in the form of municipal variable rate demand notes with expected put dates prior to the contractual maturity of the underlying debt security and backed by financial institutions in the form of a letter of credit or liquidity facility, are classified as available-for-sale securities. These securities are reported at fair value, using a market approach and classified as Level 2 fair value measurements, as further described in Note 3. Any unrealized gains or losses on available-for-sale securities would be recorded in other comprehensive income. As of December 31, 2013 and January 1, 2013, there were no unrealized gains or losses with respect to available-for-sale securities.

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

Investments in marketable securities consist of the following (in thousands):

	December 31, 2013		January 1, 2013
	Fair Value	Average Maturity (1)	Fair Value	Average Maturity (1)

Available-for-sale
Short-term marketable securities:
Municipal variable rate demand notes	$–		$650	<1 month

	December 31, 2013		January 1, 2013
	Amortized Cost	Average Maturity (1)	Amortized Cost	Average Maturity (1)

Held-to-maturity
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$6,943	5 months	$13,587	7 months
Domestic corporate obligations	1,045	10 months	4,079	6 months

	$7,988		$17,666

Long-term marketable securities:
Municipal securities and direct agency obligations	$1,803	14 months	$5,392	16 months
Domestic corporate obligations	–		2,142	22 months

	$1,803		$7,534

(1)	Average maturity is determined from the respective balance sheet dates and reported in the table as the lesser of the original maturity date or the expected put date for each investment type.

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

At December 31, 2013, we had approximately $32.8 million of cash and cash equivalents and marketable securities. Our marketable securities are held by institutional brokers, classified as held-to-maturity securities and reported at amortized cost, which approximates fair value (effectively, Level 2), or variable rate demand notes classified as available-for-sale securities and reported at fair value. We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invest in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses on these marketable securities to date, and we believe that we are not exposed to significant risk of loss on these marketable securities.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2013	January 1, 2013
Land	$6,530	$7,534
Building improvements	253,255	211,058
Leasehold improvements	187,115	166,660
Furniture and fixtures	99,224	84,852
Equipment	189,656	159,991

	735,780	630,095
Less accumulated depreciation and amortization	(238,898)	(188,643)

	496,882	441,452
Construction in progress	16,715	16,047

Property and equipment, net	$513,597	$457,499

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2013	January 1, 2013
Payroll related	$14,168	$13,946
Workers compensation	12,812	9,057
Deferred revenue from gift cards	7,798	7,224
Sales taxes	4,816	5,752
Other taxes	4,520	4,900
Deferred lease incentives–current	3,772	3,368
Other current rent related	2,477	2,844
Utilities	1,880	1,696
Legal and other settlements	1,379	2,390
Other	7,032	5,642

	$60,654	$56,819

6. Commitments and Contingencies

Leases

We lease our restaurant and office facilities under noncancelable operating leases with remaining terms ranging from approximately 1 to 20 years with renewal options ranging from 5 to 20 years. Rent expense for fiscal 2013, 2012, and 2011 was $32.8 million, $29.7 million, and $26.1 million, respectively.

We have certain operating leases that contain fixed rent escalation clauses. Rent expense for these leases has been calculated on the straight-line basis over the term of the leases, resulting in deferred rent of approximately $22.3 million and $18.6 million at December 31, 2013 and January 1, 2013, respectively. The deferred rent is presented on the accompanying Consolidated Balance Sheets and will be amortized to rent expense over the life of the leases.

A number of the leases also provide for contingent rent based on a percentage of sales above a specified minimum. Total contingent rent, included in rent expense, above the minimum, for fiscal 2013, 2012, and 2011 were approximately $3.6 million, $4.4 million, and $4.0 million, respectively.

Future minimum annual rent payments under noncancelable operating leases are as follows (in thousands):

2014	$33,463
2015	33,268
2016	32,888
2017	33,779
2018	32,821
Thereafter	313,102

$479,321

Additionally, we have entered into lease agreements related to the construction of future restaurants with commencement dates subsequent to December 31, 2013. Our aggregate future commitment relating to these leases is $23.2 million.

Legal Proceedings

We are subject to private lawsuits, administrative proceedings and demands that arise in the ordinary course of our business and which typically involve claims from customers, employees and others related to operational, employment, real estate and intellectual property issues common to the foodservice industry. A number of these claims may exist at any given time. We are self-insured for a portion of our general liability insurance and our employee workers’ compensation programs. We maintain coverage with a third party insurer to limit our total exposure for these programs. We believe that most of our customer claims will be covered by our general liability insurance, subject to coverage limits and the portion of such claims that are self-insured. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not been ordered to pay punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims. We could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are ultimately determined to be liable. We currently believe that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Letters of Credit

We have irrevocable standby letters of credit outstanding as required under our workers’ compensation insurance arrangements that total $12.1 million as of December 31, 2013, which automatically renew each October 31 for one year unless 30 days’ notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit have been issued under our credit facility and therefore reduce the amount available for borrowing under that facility.

Other Commitments

We have severance and employment agreements with certain of our executive officers that provide for payments to those officers in the event of a termination of their employment as a result of a change in control of the Company, or without cause, as defined in those agreements. Aggregate payments totaling approximately $2.8 million would have been required by those agreements had all such officers terminated their employment for those reasons as of December 31, 2013. Additionally, our future estimated cash payments under existing contractual purchase obligations for goods and services as of December 31, 2013 are approximately $6.2 million.

7. Long-Term Debt

Line of Credit

On February 17, 2012, we entered into a $75 million unsecured revolving line of credit (“Line of Credit”) with a major financial institution. The Line of Credit expires on January 31, 2017, and may be used for working capital and other general corporate purposes. We utilize the Line of Credit principally for letters of credit that are required to support certain self-insurance programs and for working capital and construction requirements as needed. As of December 31, 2013, there were no funded borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $12.1 million. The Line of Credit bears interest at either LIBOR plus a percentage not to exceed 1.50%, or at a rate ranging from the financial institution’s prime rate to 0.75% below the financial institution’s prime rate based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At December 31, 2013, we were in compliance with these covenants.

8. Shareholders’ Equity

Preferred Stock

We are authorized to issue five million shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2013 or January 1, 2013. We currently have no plans to issue shares of preferred stock.

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

9. Income Taxes

The income tax expense (benefit) consists of the following for the last three fiscal years (in thousands):

	Fiscal Year
	2013	2012	2011
Current:
Federal	$6,082	$3,204	$3,241
State	3,071	1,279	2,772

	9,153	4,483	6,013
Deferred:
Federal	(3,744)	5,361	6,533
State	(1,419)	1,403	(464)

	(5,163)	6,764	6,069

Provision for income taxes	$3,990	$11,247	$12,082

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the last three fiscal years:

	Fiscal Year
	2013	2012	2011
Income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8	4.1	3.4
Permanent differences	(0.4)	(0.2)	(0.2)
Income tax credits	(20.1)	(10.2)	(8.3)
Other, net	(2.3)	(2.3)	(2.2)

	16.0%	26.4%	27.7%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	December 31, 2013	January 1, 2013
Current deferred income tax asset:
State tax	$1,004	$755
Gift cards	649	502
Accrued expenses	8,191	6,252
Other	772	857

Total current deferred income tax asset	10,616	8,366

Non-current deferred income tax asset (liability):
Property and equipment	(53,574)	(55,709)
Intangible assets	(1,660)	(1,646)
Smallwares	(4,423)	(3,791)
Accrued expenses	3,187	1,292
Stock-based compensation	4,995	2,723
Deferred rent	8,819	7,355
Income tax credits	11,714	15,900
Net operating losses	153	310
Other	210	74

Total non-current deferred income tax liability	(30,579)	(33,492)

Net deferred income tax liability	($19,963)	($25,126)

At December 31, 2013, we had federal and California income tax credit carryforwards of approximately $10.5 million and $1.8 million, respectively, consisting primarily of the credit for FICA taxes paid on reported employee tip income and California enterprise zone credits. The FICA tax credits will begin to expire in 2030 and the California enterprise zone credits will begin to expire in 2023.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013, the amount recorded for interest and penalties changed for tax positions taken in the current year. As of December 31, 2013, unrecognized tax benefits recorded was approximately $0.2 million, of which approximately $0.1 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $0.1 million to our liability for unrecognized tax benefits within the next twelve-month period due to the settlement of potential outstanding liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 28, 2010	$948
Reduction based on tax positions taken during the current period	(78)

Balance at January 3, 2012	870
Additions based on tax positions taken during the current period	27

Balance at January 1, 2013	897
Reductions based on statute expirations and audit settlements	(678)

Balance at December 31, 2013	$219

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of December 31, 2013, the earliest tax year still subject to examination by the Internal Revenue Service is 2010. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2009.

10. Stock-Based Compensation Plans

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

Under the Plan, we issue RSUs as a component of the annual equity grant award to officers and other employees and in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a longer-term equity incentive program that utilizes Company RSUs or stock options and is dependent on each participant’s extended service with us in their respective positions and remaining in good standing during that service period (i.e., five years).

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

The following table presents information related to stock-based compensation (in thousands):

	Fiscal Year
	2013	2012	2011
Labor and benefits stock-based compensation	$1,341	$1,255	$1,641
General and administrative stock-based compensation	$3,077	$3,330	$3,037
Capitalized stock-based compensation (1)	$215	$195	$187

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2013	2012	2011
Expected volatility	36.5%	36.74%	39.16%
Risk free interest rate	0.76%	0.69%	1.80%
Expected option life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Fair value of options granted	$11.04	$12.38	$14.37

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

The exercise price of the stock options under our stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The following table represents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding options at December 28, 2010	2,044	$16.37	1,087	$15.59	4.36
Granted	128	$40.22
Exercised	(371)	$13.74
Forfeited	(10)	$31.75

Outstanding options at January 3, 2012	1,791	$18.53	1,113	$16.85	4.51
Granted	363	$37.69
Exercised	(119)	$15.83
Forfeited	(10)	$30.20

Outstanding options at January 1, 2013	2,025	$22.08	1,403	$17.76	4.48
Granted	186	$33.74
Exercised	(93)	$17.05
Forfeited	(69)	$38.41

Outstanding options at December 31, 2013	2,049	$22.82	1,514	$18.74	3.86

Information relating to significant option groups outstanding at December 31, 2013, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Amount Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 9.37 – $11.68	206	5.01	$10.37	196	$10.31
$12.61 – $14.03	61	1.95	$13.31	61	$13.31
$14.04 – $14.04	275	1.03	$14.04	275	$14.04
$14.77 – $16.63	171	2.87	$15.92	171	$15.92
$18.86 – $18.86	376	6.00	$18.86	340	$18.86
$19.38 – $23.26	233	2.93	$21.19	232	$21.19
$23.47 – $33.65	256	6.50	$29.37	106	$23.82
$34.14 – $34.14	24	9.04	$34.14	–	$–
$34.29 – $34.29	245	8.92	$34.29	49	$34.29
$35.57 – $52.37	202	7.07	$41.95	84	$40.93

$ 9.37 – $52.37	2,049	5.05	$22.82	1,514	$18.74

As of December 31, 2013, total unrecognized stock-based compensation expense related to non-vested stock options was $4.6 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding RSUs at December 28, 2010	664	$16.48
Granted	83	$42.63
Vested or released	(98)	$12.58
Forfeited	(33)	$18.97

Outstanding RSUs at January 3, 2012	616	$20.48
Granted	160	$43.34
Vested or released	(213)	$17.49
Forfeited	(77)	$27.91

Outstanding RSUs at January 1, 2013	486	$28.14
Granted	169	$32.63
Vested or released	(150)	$15.66
Forfeited	(72)	$34.04

Outstanding RSUs at December 31, 2013	433	$33.23

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). As of December 31, 2013, total unrecognized stock-based compensation expense related to non-vested restricted shares was approximately $7.9 million, which is generally expected to be recognized over the next five years.

11. Employee Benefit Plans

We maintain a voluntary, contributory 401(k) plan for all eligible employees. Employees may elect to contribute up to 100% of their earnings, up to the IRS maximum for the plan year of participation. Additionally, eligible participants may also elect allowable catch-up contributions as provided for by the IRS. Our executive officers and other highly compensated employees are not eligible to participate in the 401(k) plan. Employee contributions are matched by us at a rate of 33% for the first 6% of deferred earnings. We contributed approximately $0.3 million, $0.3 million, and $0.2 million in fiscal 2013, 2012, and 2011, respectively.

We also maintain a non-qualified deferred compensation plan (the “DCP”) for our executive officers and other highly compensated employees, as defined in the DCP who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by the Company’s compensation committee. During fiscal 2013, there were no contributions made or accrued by us. We pay for related administrative costs, which were not significant during fiscal 2013. Employee deferrals are deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts is reflected in “Other assets, net” on our Consolidated Balance Sheets. Our obligation to participating employees, included in “Other liabilities” on the accompanying Consolidated Balance Sheets, was $3.3 million and $2.1 million as of December 31, 2013 and January 1, 2013, respectively. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Income.

12. Related Party Transactions

As of December 31, 2013, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.2% of our outstanding common stock. In addition, James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with DMA is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $82.8 million, $78.0 million, and $68.0 million of food, beverage, paper products and supplies for fiscal 2013, 2012, and 2011, respectively, which represents 22.6%, 23.9%, and 24.3% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $4.8 million and $3.7 million, at December 31, 2013 and January 1, 2013, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and are included in total cost of sales.

13. Selected Consolidated Quarterly Financial Data (Unaudited)

Our summarized unaudited consolidated quarterly financial data is as follows (in thousands, except per share data):

	April 2, 2013	July 2, 2013	October 1, 2013	December 31, 2013
Total revenues	$188,625	$198,487	$188,245	$199,768
Income from operations	$10,832	$11,777	$3,486	$(2,235)
Net income	$8,273	$8,597	$3,648	$504
Basic net income per share (1)	$0.29	$0.31	$0.13	$0.02
Diluted net income per share (1)	$0.29	$0.30	$0.13	$0.02

	April 3, 2012	July 3, 2012	October 2, 2012	January 1, 2013
Total revenues	$167,604	$180,696	$175,220	$184,805
Income from operations	$11,763	$12,273	$8,853	$7,976
Net income	$8,615	$8,967	$6,839	$6,988
Basic net income per share (1)	$0.31	$0.32	$0.24	$0.25
Diluted net income per share (1)	$0.30	$0.31	$0.24	$0.24

(1)	Basic and diluted net income per share calculations for each quarter is based on the weighted average diluted shares outstanding for that quarter and may not sum to the full year total amount as presented on the Consolidated Statements of Income.