Form 10-Q
period 2014-04-01
BJs RESTAURANTS INC
filed 2014-05-06
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2014

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

As of May 1, 2014, there were 28,453,555 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended April 1, 2014

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 1, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,869	$22,995
Marketable securities	9,253	7,988
Accounts and other receivables	11,069	12,776
Inventories	7,135	7,433
Prepaids and other current assets	8,132	9,028
Deferred income taxes	11,695	10,616

Total current assets	82,153	70,836
Land held for sale	—	2,905
Property and equipment, net	520,875	513,597
Long-term marketable securities	1,000	1,803
Goodwill	4,673	4,673
Other assets, net	17,391	17,065

Total assets	$626,092	$610,879

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,839	$31,485
Accrued expenses	68,778	60,654

Total current liabilities	97,617	92,139
Deferred income taxes	33,254	30,579
Deferred rent	22,879	22,271
Deferred lease incentives	49,652	51,953
Other liabilities	12,690	12,501

Total liabilities	216,092	209,443
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 28,453 and 28,295 shares issued and outstanding as of April 1, 2014 and December 31, 2013, respectively	184,309	182,491
Capital surplus	47,929	45,841
Retained earnings	177,762	173,104

Total shareholders’ equity	410,000	401,436

Total liabilities and shareholders’ equity	$626,092	$610,879

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended
	April 1, 2014	April 2, 2013
Revenues	$205,822	$188,625
Costs and expenses:
Cost of sales	51,187	46,294
Labor and benefits	74,396	65,933
Occupancy and operating	45,074	40,576
General and administrative	12,826	12,709
Depreciation and amortization	13,452	11,469
Restaurant opening	1,128	712
Loss on disposal of assets	422	100
Legal and other settlements	1,550	—

Total costs and expenses	200,035	177,793

Income from operations	5,787	10,832

Other income:
Interest income, net	7	47
Other income, net	386	324

Total other income	393	371

Income before income taxes	6,180	11,203
Income tax expense	1,522	2,930

Net income	$4,658	$8,273

Net income per share:
Basic	$0.16	$0.29

Diluted	$0.16	$0.29

Weighted average number of shares outstanding:
Basic	28,369	28,139

Diluted	28,978	28,838

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirteen Weeks Ended
	April 1, 2014	April 2, 2013
Cash flows from operating activities:
Net income	$4,658	$8,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,452	11,469
Deferred income taxes	1,596	2,068
Stock-based compensation expense	1,242	1,167
Loss on disposal of assets	422	100
Changes in assets and liabilities:
Accounts and other receivables	(78)	8,359
Inventories	298	(431)
Prepaids and other current assets	896	1,075
Other assets, net	(333)	(410)
Accounts payable	(1,417)	4,064
Accrued expenses	8,395	(415)
Deferred rent	608	910
Deferred lease incentives	(984)	1,043
Other liabilities	226	328
Landlord contribution for tenant improvements, net	400	(475)

Net cash provided by operating activities	29,381	37,125
Cash flows from investing activities:
Purchases of property and equipment	(24,648)	(30,260)
Proceeds from sale of assets	4,932	14
Proceeds from marketable securities sold	2,838	8,054
Purchases of marketable securities	(3,300)	(6,498)
Collection of notes receivable	—	110

Net cash used in investing activities	(20,178)	(28,580)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	1,167	328
Taxes paid on vested stock units under employee plans	(314)	(212)
Proceeds from exercise of stock options	1,818	151

Net cash provided by financing activities	2,671	267

Net increase in cash and cash equivalents	11,874	8,812
Cash and cash equivalents, beginning of period	22,995	15,074

Cash and cash equivalents, end of period	$34,869	$23,886

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,012	$1,423

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$6,997	$1,535

Stock-based compensation capitalized	$43	$52

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

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the U.S. Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 31, 2013. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2013, has been derived from our audited consolidated financial statements.

Reclassifications

Certain reclassifications of prior period’s financial statement amounts have been made to conform to the current period’s format.

2. MARKETABLE SECURITIES

Our investment policy restricts the investment of our excess cash balances to instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents and included with “Cash and cash equivalents” on our accompanying Consolidated Balance Sheets. Marketable securities, which we have the intent and ability to hold until maturity, are classified as held-to-maturity securities and reported at amortized cost, which approximates fair value. Marketable securities, in the form of municipal variable rate demand notes with expected put dates prior to the contractual maturity of the underlying debt security and backed by financial institutions in the form of a letter of credit or liquidity facility, are classified as available-for-sale securities. These securities are reported at fair value, using a market approach and classified as Level 2 fair value measurements, as further described in Note 3. Any unrealized gains or losses on available-for-sale securities would be recorded in other comprehensive income. As of April 1, 2014 and December 31, 2013, there were no unrealized gains or losses with respect to available-for-sale securities.

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

Investments in marketable securities consist of the following (in thousands):

	April 1, 2014		December 31, 2013
	Fair Value	Average Maturity (1)	Fair Value	Average Maturity (1)
Available-for-sale
Short-term marketable securities:
Municipal variable rate demand notes	$2,300	<1 month	$—

	April 1, 2014		December 31, 2013
	Amortized Cost	Average Maturity (1)	Amortized Cost	Average Maturity (1)
Held-to-maturity
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$5,914	6 months	$6,943	5 months
Domestic corporate obligations	1,039	7 months	1,045	10 months

	$6,953		$7,988

Long-term marketable securities:
Municipal securities and direct agency obligations	$1,000	24 months	$1,803	14 months

	$1,000		$1,803

(1)	Average maturity is determined from the respective balance sheet dates and reported in the table as the lesser of the original maturity date or the expected put date for each investment type.

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

At April 1, 2014, we had approximately $45.1 million of cash and cash equivalents and marketable securities. Our marketable securities are held by institutional brokers, classified as held-to-maturity securities and reported at amortized cost, which approximates fair value (effectively, Level 2), or variable rate demand notes classified as available-for-sale securities and reported at fair value (Level 2). We have placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invest in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses on these marketable securities to date, and we believe that we are not exposed to significant risk of loss on these marketable securities.

4. LONG-TERM DEBT

Line of Credit

On February 17, 2012, we entered into a $75 million unsecured revolving line of credit (“Line of Credit”) with a major financial institution. The Line of Credit expires on January 31, 2017, and may be used for working capital and other general corporate purposes. We utilize the Line of Credit principally for letters of credit that are required to support certain self-insurance programs and for working capital and construction requirements as needed. As of April 1, 2014, there were no funded borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $11.5 million. The Line of Credit bears interest at either LIBOR plus a percentage not to exceed 1.50%, or at a rate ranging from the financial institution’s prime rate to 0.75% below the financial institution’s prime rate based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At April 1, 2014, we were in compliance with these covenants.

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

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive equity awards (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands):

	For The Thirteen Weeks Ended
	April 1, 2014	April 2, 2013
Numerator:
Net income for basic and diluted net income per share	$4,658	$8,273

Denominator:
Weighted-average shares outstanding—basic	28,369	28,139
Dilutive effect of equity awards	609	699

Weighted-average shares outstanding—diluted	28,978	28,838

For the thirteen weeks ended April 1, 2014 and April 2, 2013, there were approximately 0.8 million and 0.7 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. RELATED PARTY

As of April 1, 2014, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.2% of our outstanding common stock. In addition, James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with DMA is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $20.9 million and $19.7 million of food, beverage, paper products and supplies for the thirteen weeks ended April 1, 2014 and April 2, 2013, respectively, which represents 21.8% and 22.7% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $5.6 million and $4.8 million, at April 1, 2014 and December 31, 2013, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and are included in total cost of sales.

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

The Plan permits us to set the vesting terms and exercise period for awards at our discretion. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire ten years from date of grant. RSUs generally vest at 20% per year for non-GSSOP RSU grantees and generally cliff vest either at 33% on the third anniversary and 67% on the fifth anniversary or at 100% after the fifth anniversary for GSSOP participants. Beginning in 2014, we began issuing RSU’s with vesting subject to achievement of performance targets as well as time-based vesting.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended
	April 1, 2014	April 2, 2013
Labor and benefits stock-based compensation	$517	$328
General and administrative stock-based compensation	$725	$839
Capitalized stock-based compensation (1)	$43	$52

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	April 1, 2014	April 2, 2013
Expected volatility	37.9%	36.9%
Risk free interest rate	1.6%	0.7%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$10.63	$11.06

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

The exercise price of the stock options under our stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The following table represents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at December 31, 2013	2,049	$22.82	1,514	$18.74
Granted	200	$29.92
Exercised	(115)	$15.48
Forfeited	(26)	$43.39

Outstanding options at April 1, 2014	2,108	$23.65	1,460	$19.44

As of April 1, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was $5.9 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding RSUs at December 31, 2013	433	$33.23
Granted	92	$30.89
Vested or released	(18)	$31.98
Forfeited	(10)	$37.21

Outstanding RSUs at April 1, 2014	497	$32.74

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). As of April 1, 2014, total unrecognized stock-based compensation expense related to non-vested restricted shares was approximately $8.4 million, which is generally expected to be recognized over the next five years.

8. INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes.” At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

As of April 1, 2014, unrecognized tax benefits recorded was approximately $0.2 million, of which approximately $0.1 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $0.1 million to our liability for unrecognized tax benefits within the next twelve-month period due to the lapse of statutes of limitation. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2013	$219
Decrease for tax positions taken in prior years	(22)

Balance at April 1, 2014	$197

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of April 1, 2014, the earliest tax year still subject to examination by the Internal Revenue Service is 2010. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2009.

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

10. SUBSEQUENT EVENT

On April 21, 2014, we entered into an agreement (the “PW/Luxor Agreement”) with a group (or consortium) of shareholders, including, among others, Atlas Fund II LP, PW Partners LLC and Luxor Capital Partners, LP. Under the terms of the PW/Luxor Agreement, we agreed to nominate three new independent directors to our Board of Directors at our 2014 Annual Meeting of Shareholders, one of whom was appointed effective immediately on April 21, 2014. We also agreed to implement additional initiatives to enhance long-term value for our shareholders, including a $50 million share repurchase, which our Board of Directors authorized, and a further expansion of our current non-strategic cost optimization initiative. As of April 1, 2014, approximately $1.6 million of professional fees and expenses have been accrued related to this agreement and included in “Legal and other settlements” on our Consolidated Statements of Income for the thirteen weeks ended April 1, 2014.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this

Form 10-Q, as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, are not the only risks we face. These statements reflect our current perspectives and outlook with respect to the Company’s future expansion plans, key business initiatives, expected operating conditions and other factors. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, also may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

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

These “forward-looking” statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Some, but not all, significant factors that could prevent us from achieving our stated goals include, but are not limited to:

•	Our success depends substantially on the favorable image, credibility and value of the BJ’s brand and our reputation for offering customers a higher quality, more differentiated total dining experience at a good value.

•	Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

•	Any deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.

•	Any deterioration in general economic conditions could also have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.

•	If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.

•	Our ability to open new restaurants on schedule in accordance with our targeted capacity growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations, leases and licenses, recruiting and training qualified managers and hourly employees to correctly operate our new restaurants and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

•	Access to sources of capital and our ability to raise capital in the future may be limited, which could adversely affect our business and our expansion plans.

•	Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated revenues and financial results, including a potential impairment of the long-lived assets of certain restaurants.

•	Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

•	Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.

•	Our costs to construct new restaurants are susceptible to both material and labor cost fluctuations which could adversely affect our return on investment results for new restaurants.

•	Our future operating results may fluctuate significantly due to our relatively small number of existing restaurants and the expenses required opening new restaurants.

•	A significant number of our restaurants are concentrated in California, Texas and Florida, which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

•	Our operations are susceptible to changes in our food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), energy and supply costs which could adversely affect our profitability.

•	Our dependence on independent third party brewers for some of our beer and soda could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer and sodas.

•	Our internal brewing, independent third party brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected by different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations.

•	Government laws and regulations affecting the operation of our restaurants, including but not limited to those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, consumer health and safety, group health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements could increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.

•	Unsolicited takeover proposals, governance change proposals, proxy contests and actions by activist investors may be disruptive to our ability to optimally conduct our business and pursue our strategic plan, and may create uncertainty which may adversely affect our ability to attract and retain key employees.

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

GENERAL

As of May 5, 2014, we owned and operated 150 restaurants located in the 18 states of Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Texas, Virginia and Washington. Our restaurants operate under the BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill®, or BJ’s Grill® names. Our menu features our BJ’s award-winning, signature deep-dish pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrées, hand tossed pizza, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our BJ’s Restaurant & Brewery® restaurants feature on-premise brewing facilities where BJ’s proprietary craft beers are produced for some of our restaurants. Currently, four of our restaurants have active brewing operations, while the remainder of our proprietary beer requirement is provided by independent third party brewers using our proprietary recipes. Our five BJ’s Pizza & Grill® restaurants are a smaller format, full-service restaurant when compared to our large format BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant & Brewhouse® format currently represents our primary expansion vehicle. BJ’s Grill® is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements are tested for potential application to our larger restaurants.

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from our gift cards are recognized upon redemption in our restaurants. Gift card breakage is recognized as a component of “Other income, net” on our Consolidated Statements of Income. Gift card breakage is recorded when the likelihood of the redemption of the gift cards becomes remote, which is typically after 24 months from original gift card issuance.

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

While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially. We currently have leases for two of our smaller format BJ’s Pizza & Grill® restaurants and one for a BJ’s Restaurant and Brewhouse® restaurant scheduled to expire during the next twelve months. We are currently evaluating the desirability of renewing these leases or converting to a month to month lease. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, there is no guarantee that we can mutually agree to a new lease that is satisfactory to our landlord and us.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 1, 2014 and April 2, 2013, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages reflected below may not reconcile due to rounding.

	For The Thirteen Weeks Ended
	April 1, 2014	April 2, 2013
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	24.9	24.5
Labor and benefits	36.1	35.0
Occupancy and operating	21.9	21.5
General and administrative	6.2	6.7
Depreciation and amortization	6.5	6.1
Restaurant opening	0.5	0.4
Loss on disposal of assets and impairments	0.2	0.1
Legal and other settlements	0.8	—

Total costs and expenses	97.2	94.3

Income from operations	2.8	5.7
Other income (expense):
Interest income, net	—	—
Other income, net	0.2	0.2

Total other income	0.2	0.2

Income before income taxes	3.0	5.9
Income tax expense	0.7	1.6

Net income	2.3%	4.4%

Thirteen Weeks Ended April 1, 2014 (first quarter of 2014) Compared to Thirteen Weeks Ended April 2, 2013 (first quarter of 2013).

Revenues. Total revenues increased by $17.2 million, or 9.1%, to $205.8 million during the thirteen weeks ended April 1, 2014, from $188.6 million during the comparable thirteen week period of 2013. The increase in revenues primarily consisted of an increase of approximately $22.3 million in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 2.9%, or $5.1 million decrease in comparable restaurant sales. The decrease in comparable restaurant sales resulted from a reduction in guest traffic, partially offset by an effective menu price increase of approximately 1.1%.

Our restaurants, like most in casual dining, are impacted by inflationary pressures for the costs of certain commodities, labor and other operating expenses. We attempt to offset the impact of inflation on our cost structure with purchasing economies of scale, productivity and efficiency improvements, menu merchandising and menu price increases. If our customers do not accept our menu price increases, either by reducing their visits to our restaurants or by changing their purchasing patterns at our restaurants, the expected benefit of any menu price increase could be negated and our operating margins could be adversely impacted. To help protect customer traffic and to respond to the actions of our competitors, we may consider the promotion of selective menu offerings or introduce new menu offerings at reduced or lower price points which could have the effect of further reducing any benefit from menu price increases. Additionally, there are other factors outside of our control that can impact comparable restaurant sales, such as inclement weather, shifts in the holiday calendar, competitive restaurant intrusions into our trade areas, heavy promotional and discounting activities by our competitors, including the large national competitors that have the resources to spend significantly on marketing and advertising, general economic and competitive conditions and other factors, as described in the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Cost of Sales. Cost of sales increased by $4.9 million, or 10.6%, to $51.2 million during the thirteen weeks ended April 1, 2014, from $46.3 million during the comparable thirteen week period of 2013. This increase was primarily due to the opening of 18 new restaurants since the thirteen weeks ended April 2, 2013. As a percentage of revenues, cost of sales increased to 24.9% for the current thirteen week period from 24.5% for the prior year comparable thirteen week period. The percentage increase was primarily related to commodity cost increases and a shift in our menu mix, offset by increased menu pricing.

We do anticipate that cost of sales in our new restaurants will typically be higher during the first several months of operations than in our mature restaurants, as our restaurant management teams become accustomed to optimally predicting, managing and servicing sales volumes at our new restaurants. Accordingly, a comparatively large number of new restaurant openings in any single period may significantly impact total cost of sales comparisons for our entire business. Additionally, restaurants opened in new markets may initially experience higher commodity costs than our established restaurants, where we have greater market penetration that generally results in greater purchasing and distribution economies of scale. Menu mix and changes in menu mix also influence cost of sales. Therefore, cost of sales may be higher or lower in new restaurants as compared to mature restaurants based on their menu mix.

We provide our customers a large variety of menu items and, as a result, we are not overly dependent on a single group of commodities. However, based on current trends and expectations, we believe the overall cost environment for food commodities will likely continue to be subject to upward pressure during 2014. As such, we work with our suppliers to control food costs and we have entered into agreements for some of the commodities used in our restaurant operations. However, there can be no assurance that future supplies and costs for such commodities will not significantly increase due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items, fresh seafood and many produce items, or where we have currently chosen not to contract for long periods of time. There are also certain commodity items, such as certain produce items and certain seafood items, in which the contracts principally consist of “collar” agreements whereby the costs are subject to floors and ceilings. It is our current intention to attempt to offset our expected commodity cost increases through cost savings and productivity/efficiency initiatives and menu mix shifts, coupled with selective menu price increases. However, there can be no assurance that we will be entirely successful in this respect.

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

Labor and Benefits. Labor and benefit costs for our restaurants increased by $8.5 million, or 12.8%, to $74.4 million during the thirteen weeks ended April 1, 2014, from $65.9 million during the comparable thirteen week period of 2013. This increase was primarily due to the opening of 18 new restaurants since the thirteen weeks ended April 2, 2013. As a percentage of revenues, labor and benefit costs increased to 36.1% for the current thirteen week period from 35.0% for the prior year comparable thirteen week period. The percentage increase was primarily related to higher hourly labor and management labor as a result of lower comparable restaurant sales. Included in labor and benefits for the thirteen weeks ended April 1, 2014 and April 2, 2013 was approximately $0.5 million and $0.3 million, or 0.3% and 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Our restaurants can be affected by increases in federal, state and local minimum wages, workers’ compensation insurance, federal and state unemployment insurance taxes and other government regulations including overtime laws and mandated health insurance requirements. Some states have annual minimum wage increases correlated with either state or federal increases in the consumer price index. Additionally, California plans on increasing its minimum wage from $8 an hour to $9 an hour on July 1, 2014, and then to $10 an hour beginning on July 1, 2015. In the past, we have been able to react to changes in our key operating costs, including minimum wage increases, by gradually increasing our menu prices and improving our productivity in our restaurants. However, we cannot guarantee that all or any future cost increases can be offset by increased menu prices or that increased menu prices will be accepted by our restaurant customers without any resulting changes in their visit frequencies or purchasing patterns.

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

Occupancy and Operating. Occupancy and operating expenses increased by $4.5 million, or 11.1%, to $45.1 million during the thirteen weeks ended April 1, 2014, from $40.6 million during the comparable thirteen week period of 2013. This increase was primarily due to the opening of 18 new restaurants since the thirteen weeks ended April 2, 2013. As a percentage of revenues, occupancy and operating expenses increased to 21.9% for the current thirteen week period from 21.5% for the prior year comparable thirteen week period. This percentage increase was due to planned additional marketing, offset by a reduction in the Texas gross receipts sales tax and lower repairs and maintenance and supply costs.

General and Administrative. General and administrative expenses increased slightly by $0.1 million, or 0.9%, to $12.8 million during the thirteen weeks ended April 1, 2014, from $12.7 million during the comparable thirteen week period of 2013. Included in general and administrative costs for the thirteen weeks ended April 1, 2014 and April 2, 2013 was approximately $0.7 million and $0.8 million, or 0.4% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.2% for the current thirteen week period from 6.7% for the prior year period. This percentage decrease was primarily due to fewer managers in our training program as compared to the prior year.

Depreciation and Amortization. Depreciation and amortization increased by $2.0 million, or 17.3%, to $13.5 million during the thirteen weeks ended April 1, 2014, compared to $11.5 million during the comparable thirteen week period of 2013. As a percentage of revenues, depreciation and amortization increased to 6.5% for the current thirteen week period from 6.1% for the prior year period. This percentage increase was principally a result of depreciation on our new operating toolsets, restaurant remodels and initiatives, coupled with the deleveraging of the fixed component of these expenses as a result of lower comparable restaurant sales.

Restaurant Opening. Restaurant opening expense was $1.1 million during the thirteen weeks ended April 1, 2014, compared to $0.7 million during the comparable thirteen week period of 2013. This increase is primarily due to opening costs related to two restaurant openings during the thirteen weeks ended April 1, 2014, compared to one restaurant opening during the thirteen weeks ended April 2, 2013.

Our opening costs fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the size and concept of the restaurants being opened, the location of the restaurants and the complexity of the staff hiring and training process. Restaurant opening expenses for any given quarter typically include expenses associated with restaurants opened during the quarter as well as expenses related to restaurants opened towards the end of the prior quarter and restaurants opening in subsequent quarters.

Loss on Disposal of Assets. The loss on disposal of assets was $0.4 million during the thirteen weeks ended April 1, 2014, compared to $0.1 million during the comparable thirteen week period of 2013. These costs related to the disposal of certain unproductive restaurant assets.

Legal and Other Settlements. Legal and other settlements of $1.6 million during the thirteen weeks ended April 1, 2014, was related to professional fees in connection with our shareholder settlement dated April 21, 2014.

Interest Income, net. Interest income, net was $.007 million during the thirteen weeks ended April 1, 2014, compared to $0.05 million during the comparable thirteen week period of 2013.

Other Income, Net. Other income, net, was $0.4 million during the thirteen weeks ended April 1, 2014, compared to $0.3 million during the comparable thirteen week period of 2013.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended April 1, 2014, was 24.6% compared to 26.2% for the comparable thirteen week period of 2013. The effective income tax rate for the thirteen weeks ended April 1, 2014, differed from the statutory income tax rate primarily due to tax credits and lower-than-expected pre-tax income. We currently estimate our effective tax rate to be approximately 27% for fiscal 2014. However, our actual effective tax rate for fiscal 2014 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	April 1, 2014	December 31, 2013
Cash and cash equivalents	$34,869	$22,995
Total marketable securities	$10,253	$9,791
Net working capital	($15,464)	($21,303)
Current ratio	0.8:1.0	0.8:1.0

	For The Thirteen Weeks Ended
	April 1, 2014	April 2, 2013
Cash provided by operating activities	$29,381	$37,125
Capital expenditures	$24,648	$30,260

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

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, currently, our primary growth objective is to achieve at least a 10% increase in total restaurant operating weeks during fiscal 2014 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2013 openings. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not yet be large enough to generate enough cash flow from operations to totally fund our planned expansion over the long-term. We estimate the total domestic capacity to be at least 425 BJ’s restaurants. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our long-term planned rate of expansion.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the land that underlies four of our operating restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we subsequently enter into sale-leaseback arrangements for land parcels that we may purchase. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $29.4 million during the thirteen weeks ended April 1, 2014, representing a $7.7 million decrease from the $37.1 million provided during the comparable thirteen week period of 2013. The decrease in cash from operating activities for the thirteen weeks ended April 1, 2014, in comparison to the thirteen weeks ended April 2, 2013, is primarily due to the timing of accounts receivable, accounts payable and deferred lease incentives, coupled with less net income, offset by the timing of accrued expenses and greater depreciation expense as a result of more restaurants in operation.

For the thirteen weeks ended April 1, 2014, total capital expenditures were approximately $24.6 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $21.2 million. These expenditures were primarily related to the construction of our two new restaurants that opened during the thirteen weeks ended April 1, 2014, as well as expenditures related to restaurants expected to open later in fiscal 2014. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $3.1 million and $0.3 million, during the thirteen weeks ended April 1, 2014, respectively.

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

Our capital expenditures during fiscal 2014 will continue to be significant as we currently plan to open 11 new restaurants, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures; however, we continue to evaluate all options available to us. As of May 5, 2014, we have 12 signed leases or land purchase agreements for restaurant locations that we expect to open in fiscal 2014 and 2015. We currently anticipate our total capital expenditures for fiscal 2014, including all expenditure categories, to be approximately $90 million. We expect to fund our anticipated capital expenditures for fiscal 2014 with current cash and investment balances on hand, expected cash flows from operations, proceeds from sale-leaseback transactions and expected tenant improvement allowances. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

From time to time, we will evaluate opportunities to acquire and convert other restaurant locations or entire restaurant chains to the BJ’s restaurant concept. In the future we may consider joint venture arrangements to augment BJ’s expansion into new markets or expansion of our BJ’s Grill® concept or we may evaluate non-controlling investments in other emerging restaurant concepts that offer complementary growth opportunities to our BJ’s restaurant operations. Currently, we have no binding commitments or agreements to acquire or convert any other restaurant locations or chains to our concept, or to enter into any joint ventures or non-controlling investments. However, we would likely require additional capital resources to take advantage of any of these growth opportunities should they become feasible.

In January 2014, our subsidiary Chicago Pizza Hospitality Holding, Inc. entered into a Settlement Agreement and Waiver with the Texas Alcoholic Beverage Commission (“TABC”) pursuant to which we agreed to terminate the use of independent third party brewers to supply proprietary beer for our Texas restaurants and to transition to production and supply of proprietary beer for our Texas restaurants through licensed brewpubs to be built, owned and operated by us on or before June 2015, at which time all of our proprietary beer will be supplied by BJ’s-owned and operated brewpubs in Texas. We expect that the supply of proprietary beer in Texas will be met through the construction and operation of two licensed brewpubs. We do not believe the cost to construct or operate these brewpubs will have any significant impact on our liquidity or operating margins.

We significantly depend on our expected cash flows from operations, coupled with agreed-upon landlord tenant improvement allowances and sale-leaseback proceeds, to fund the majority of our planned capital expenditures for 2014. If our business does not generate enough cash flows from operations as expected, or if our landlords are unable to honor their agreements with us, or we are unable to successfully enter in a sale-leaseback transaction and replacement funding sources are not otherwise available to us from borrowings under our credit facility or other alternatives, we may not be able to expand our operations at the pace currently planned.

The continued operation and expansion of our business will require substantial funding. Accordingly, we have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling and investing in our existing restaurants and other general corporate purposes. We have no plans to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results and other factors our Board of Directors deem relevant. Our credit facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. We did not have any stock repurchases during the thirteen weeks ended April 1, 2014; however, on April 21, 2014, our Board of Directors authorized the repurchase of up to $50 million of our common stock. We expect to repurchase at least $25 million by the end of fiscal 2014, using cash flows from operating activities, our existing cash and investment balances, and our credit facility. Additionally, our credit facility does not contain any restrictions on the amount of borrowings that can be used to make stock repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of April 1, 2014, we are not involved in any off-balance sheet arrangements.

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

Many of our restaurant employees are paid hourly rates related to the federal, state or local minimum wage. Numerous state and local governments have their own minimum wage requirements that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees. Certain operating and other costs, such as health benefits, the anticipated impact from the Patient Protection and Affordable Care Act, taxes, insurance and other outside services, continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices of our menu items, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions will limit our menu pricing flexibility. In addition, macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent. There can be no assurance that all of our future cost increases can be offset by higher menu prices or that higher menu prices will be accepted by our restaurant customers without any resulting changes in their visit frequencies or purchasing patterns. Many of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations. Additionally, our restaurants in the Midwest and Eastern states, including Florida, are impacted by weather and other seasonal factors that typically impact other restaurant operations in those regions. Holidays (and shifts in the holiday calendar), severe winter weather, hurricanes, tornados, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Fair Value of Marketable Securities and Cash Equivalents

We measure the fair value of our marketable securities using quoted market prices in active markets. All of our marketable securities are currently classified as held-to-maturity or available-for-sale, included as short-term and long-term marketable securities in the Consolidated Balance Sheets. Held-to-maturity securities are reported at amortized cost, which approximates fair value, with related gains and losses reflected in earnings once realized, and available-for-sale securities are reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect) until realized. We believe that the fair value of our marketable securities equaled the quoted market price of our marketable securities at April 1, 2014.

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

Stock-Based Compensation

Under shareholder approved stock-based compensation plans, we have granted incentive stock options, non-qualified stock options, and restricted stock units that generally vest over three to five years and expire ten years from the date of grant. Stock-based compensation is measured in accordance with U.S. GAAP based on the underlying fair value of the awards granted. In valuing stock options, we are required to make certain assumptions and judgments regarding the grant date fair value utilizing the Black-Scholes option-pricing model. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Our market risk exposures are related to cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term marketable securities with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our marketable securities and, therefore, impact our cash flows and results of operations. For the thirteen weeks ended April 1, 2014, the average interest rate earned on cash and cash equivalents and marketable securities was approximately 0.6%. As of April 1, 2014, our cash and cash equivalents and marketable securities consisted of money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations with a cost or fair value of approximately $45.1 million. Cash may be in excess of FDIC insurance limits. We believe we are not exposed to significant risk on cash and cash equivalents and marketable securities. The fair market value of our marketable securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of April 1, 2014, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. A summary of these risks and certain related information is included under “Statement Regarding Forward-Looking Disclosure” in Part I, Item 2 of this Form 10-Q and is incorporated herein by this reference. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	Form of Performance Stock Unit Agreement under the 2005 Equity Incentive Plan.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

May 5, 2014	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)