Form 10-Q
period 2014-07-01
BJs RESTAURANTS INC
filed 2014-08-04
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2014

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

As of August 1, 2014, there were 28,134,930 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended July 1, 2014

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 1, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,893	$22,995
Marketable securities	4,436	7,988
Accounts and other receivables	11,688	12,776
Inventories	7,577	7,433
Prepaids and other current assets	7,229	9,028
Deferred income taxes	11,695	10,616

Total current assets	68,518	70,836
Land held for sale	—	2,905
Property and equipment, net	529,074	513,597
Long-term marketable securities	1,775	1,803
Goodwill	4,673	4,673
Other assets, net	18,480	17,065

Total assets	$622,520	$610,879

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,390	$31,485
Accrued expenses	65,966	60,654

Total current liabilities	92,356	92,139
Deferred income taxes	34,436	30,579
Deferred rent	23,370	22,271
Deferred lease incentives	49,700	51,953
Other liabilities	12,755	12,501

Total liabilities	212,617	209,443
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 28,185 and 28,295 shares issued and outstanding as of July 1, 2014 and December 31, 2013, respectively	174,706	182,491
Capital surplus	49,431	45,841
Retained earnings	185,766	173,104

Total shareholders’ equity	409,903	401,436

Total liabilities and shareholders’ equity	$622,520	$610,879

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2014	2013	2014	2013
Revenues	$219,380	$198,487	$425,202	$387,112
Costs and expenses:
Cost of sales	55,097	48,447	106,284	94,741
Labor and benefits	76,814	67,949	151,210	133,882
Occupancy and operating	46,756	42,951	91,830	83,527
General and administrative	13,551	12,616	26,377	25,325
Depreciation and amortization	13,822	11,940	27,274	23,409
Restaurant opening	1,351	2,338	2,479	3,050
Loss on disposal of assets	419	469	841	569
Legal and other settlements	881	—	2,431	—

Total costs and expenses	208,691	186,710	408,726	364,503

Income from operations	10,689	11,777	16,476	22,609

Other income:
Interest income, net	9	38	16	85
Other income, net	265	136	651	460

Total other income	274	174	667	545

Income before income taxes	10,963	11,951	17,143	23,154
Income tax expense	2,959	3,354	4,481	6,284

Net income	$8,004	$8,597	$12,662	$16,870

Net income per share:
Basic	$0.28	$0.31	$0.45	$0.60

Diluted	$0.28	$0.30	$0.44	$0.58

Weighted average number of shares outstanding:
Basic	28,409	28,180	28,389	28,161

Diluted	29,026	28,926	29,008	28,885

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Twenty-Six Weeks Ended
	July 1, 2014	July 2, 2013
Cash flows from operating activities:
Net income	$12,662	$16,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,274	23,409
Deferred income taxes	2,778	3,203
Stock-based compensation expense	2,662	2,383
Loss on disposal of assets	841	569
Changes in assets and liabilities:
Accounts and other receivables	(604)	7,979
Landlord contribution for tenant improvements	1,692	665
Inventories	(144)	(834)
Prepaids and other current assets	1,799	1,366
Other assets, net	(1,429)	(1,092)
Accounts payable	(2,799)	4,513
Accrued expenses	5,515	(3,532)
Deferred rent	1,099	2,060
Deferred lease incentives	(2,253)	232
Other liabilities	291	298

Net cash provided by operating activities	49,384	58,089
Cash flows from investing activities:
Purchases of property and equipment	(48,185)	(60,422)
Proceeds from sale of assets	5,022	3,971
Proceeds from marketable securities sold	12,739	14,980
Purchases of marketable securities	(9,159)	(16,804)
Collection of notes receivable	—	28

Net cash used in investing activities	(39,583)	(58,247)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	1,196	544
Taxes paid on vested stock units under employee plans	(314)	(221)
Proceeds from exercise of stock options	2,011	590
Repurchases of common stock	(9,796)	—

Net cash (used in)/provided by financing activities	(6,903)	913

Net increase in cash and cash equivalents	2,898	755
Cash and cash equivalents, beginning of period	22,995	15,074

Cash and cash equivalents, end of period	$25,893	$15,829

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,419	$3,813

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$5,930	$176

Stock-based compensation capitalized	$96	$105

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

2. MARKETABLE SECURITIES

Our investment policy restricts the investment of our excess cash balances to instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents and included with “Cash and cash equivalents” on our accompanying Consolidated Balance Sheets. Marketable securities, which we have the intent and ability to hold until maturity, are classified as held-to-maturity securities and reported at amortized cost, which approximates fair value. Marketable securities, in the form of municipal variable rate demand notes with expected put dates prior to the contractual maturity of the underlying debt security and backed by financial institutions in the form of a letter of credit or liquidity facility, are classified as available-for-sale securities. These securities are reported at fair value, using a market approach and classified as Level 2 fair value measurements, as further described in Note 3. Any unrealized gains or losses on available-for-sale securities would be recorded in other comprehensive income. As of July 1, 2014 and December 31, 2013, there were no unrealized gains or losses with respect to available-for-sale securities.

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

Investments in marketable securities consist of the following (in thousands):

	July 1, 2014		December 31, 2013
	Amortized Cost	Average Maturity (1)	Amortized Cost	Average Maturity (1)
Held-to-maturity
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$4,436	5 months	$6,943	5 months
Domestic corporate obligations	—		1,045	10 months

	$4,436		$7,988

Long-term marketable securities:
Municipal securities and direct agency obligations	$1,520	19 months	$1,803	14 months
Domestic corporate obligations	255	12 months	—

	$1,775		$1,803

(1)	Average maturity is determined from the respective balance sheet dates and reported in the table as the lesser of the original maturity date or the expected put date for each investment type.

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

At July 1, 2014, we had approximately $32.1 million of cash and cash equivalents and marketable securities. Our marketable securities are held by institutional brokers, classified as held-to-maturity securities and reported at amortized cost, which approximates fair value (effectively, Level 2), or variable rate demand notes classified as available-for-sale securities and reported at fair value (Level 2). We have placed a majority of our cash, in excess of our current operating needs, with major financial institutions and institutional brokers that, in turn, invest in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We have not experienced any losses on these marketable securities to date, and we believe that we are not exposed to significant risk of loss on these marketable securities.

4. LONG-TERM DEBT

Line of Credit

On February 17, 2012, we entered into a $75 million unsecured revolving line of credit (“Line of Credit”) with a major financial institution. The Line of Credit expires on January 31, 2017, and may be used for working capital and other general corporate purposes. We utilize the Line of Credit principally for letters of credit that are required to support certain self-insurance programs and for working capital and construction requirements as needed. As of July 1, 2014, there were no funded borrowings outstanding under the Line of Credit and there were outstanding letters of credit totaling approximately $11.5 million. The Line of Credit bears interest at either LIBOR plus a percentage not to exceed 1.50%, or at a rate ranging from the financial institution’s prime rate to 0.75% below the financial institution’s prime rate based on a Lease Adjusted Leverage Ratio as defined in the Line of Credit agreement. The Line of Credit agreement requires compliance with a Fixed Charge Coverage Ratio, a Lease Adjusted Leverage Ratio and certain non-financial covenants. At July 1, 2014, we were in compliance with these covenants.

5. NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units issued by us were to lapse (collectively, equity awards) with the exception of performance based restricted stock units which have been excluded because performance based criteria have not been met. The consolidated financial statements present basic and diluted net income per share. Common stock equivalents included in the diluted computation represent shares to be issued upon assumed exercises of outstanding stock options and the assumed lapsing of the restrictions on restricted stock units using the treasury stock method.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive equity awards (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands):

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 1, 2014	July 2, 2013	July 1, 2014	July 2, 2013
Numerator:
Net income for basic and diluted net income per share	$8,004	$8,597	$12,662	$16,870

Denominator:
Weighted-average shares outstanding—basic	28,409	28,180	28,389	28,161
Dilutive effect of equity awards	617	746	619	724

Weighted-average shares outstanding—diluted	29,026	28,926	29,008	28,885

For the thirteen weeks ended July 1, 2014 and July 2, 2013, there were approximately 0.8 million and 0.6 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive. For the twenty-six weeks ended July 1, 2014 and July 2, 2013, there were approximately 0.8 million and 0.7 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. RELATED PARTY

As of July 1, 2014, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.3% of our outstanding common stock. In addition, James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with DMA is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $43.9 million and $41.0 million of food, beverage, paper products and supplies for the twenty-six weeks ended July 1, 2014 and July 2, 2013, respectively, which represents 22.2% and 23.0% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $4.6 million and $4.8 million, at July 1, 2014 and December 31, 2013, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and are included in total cost of sales.

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

The Plan permits us to set the vesting terms and exercise period for awards at our discretion. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire ten years from date of grant. RSUs generally vest at 20% per year for non-GSSOP RSU grantees and generally cliff vest either at 33% on the third anniversary and 67% on the fifth anniversary or at 100% after the fifth anniversary for GSSOP participants. In 2014, we began issuing RSU’s with vesting subject to achievement of performance targets as well as time-based vesting. RSU’s with performance targets generally cliff vest on the third anniversary, from the date of grant, if the targets have been achieved.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2014	2013	2014	2013
Labor and benefits	$256	$298	$774	$626
General and administrative	$931	$918	$1,656	$1,757
Legal and other settlements	$232	$—	$232	$—
Capitalized (1)	$53	$53	$96	$105

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	July 1, 2014	July 2, 2013
Expected volatility	37.9%	36.5%
Risk free interest rate	1.6%	0.8%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$10.62	$11.04

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

The exercise price of the stock options under our stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The following table represents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at December 31, 2013	2,049	$22.82	1,514	$18.74
Granted	206	$29.92
Exercised	(128)	$15.50
Forfeited	(32)	$43.00

Outstanding options at July 1, 2014	2,095	$23.65	1,457	$19.54

As of July 1, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was $5.3 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding RSUs at December 31, 2013	433	$33.23
Granted	123	$30.76
Vested or released	(26)	$29.33
Forfeited	(22)	$35.50

Outstanding RSUs at July 1, 2014	508	$32.71

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse or over which performance targets are achieved. As of July 1, 2014, total unrecognized stock-based compensation expense related to non-vested restricted shares was approximately $9.0 million, which is generally expected to be recognized over the next five years.

8. INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes.” At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year to date earnings. The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

As of July 1, 2014, unrecognized tax benefits recorded was approximately $0.2 million, of which approximately $0.1 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $0.1 million to our liability for unrecognized tax benefits within the next twelve-month period due to the lapse of statutes of limitation. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2013	$219
Decrease for tax positions taken in prior years	(17)

Balance at July 1, 2014	$202

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of July 1, 2014, the earliest tax year still subject to examination by the Internal Revenue Service is 2010. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2009.

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

10. STOCK REPURCHASES

In April 2014, our Board of Directors authorized a $50 million share repurchase plan. We repurchased and retired approximately 0.3 million shares of our common stock during the thirteen weeks ended July 1, 2014, at an average price of $32.72 per share for a total of $9.8 million, recorded as a reduction in common stock. As of July 1, 2014, approximately $40.2 million is available to be used to repurchase common stock under the authorized repurchase program.

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

These “forward-looking” statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Some, but not all, significant factors that could prevent us from achieving our stated goals include, but are not limited to:

•	Our success depends substantially on the favorable image, credibility and value of the BJ’s brand and our reputation for offering customers a higher quality, more differentiated total dining experience at a good value.

•	Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

•	Any deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.

•	Any deterioration in general economic conditions could also have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.

•	If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.

•	Our ability to open new restaurants on schedule in accordance with our targeted capacity growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations, leases and licenses, recruiting and training qualified managers and hourly employees to correctly operate our new restaurants and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

•	Access to sources of capital and our ability to raise capital in the future may be limited, which could adversely affect our business and our expansion plans.

•	Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated revenues and financial results, including a potential impairment of the long-lived assets of certain restaurants.

•	Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

•	Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.

•	Our costs to construct new restaurants are susceptible to both material and labor cost fluctuations which could adversely affect our return on investment results for new restaurants.

•	Our future operating results may fluctuate significantly due to our relatively small number of existing restaurants and the expenses required opening new restaurants.

•	A significant number of our restaurants are concentrated in California, Texas and Florida, which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

•	Our operations are susceptible to changes in our food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), energy and supply costs which could adversely affect our profitability.

•	Our dependence on independent third party brewers for some of our beer and soda could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer and sodas.

•	Our internal brewing, independent third party brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected by different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations.

•	Government laws and regulations affecting the operation of our restaurants, including but not limited to those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, consumer health and safety, group health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements, could increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.

•	Unsolicited takeover proposals, governance change proposals, proxy contests and actions by activist investors may be disruptive to our ability to optimally conduct our business and pursue our strategic plan, and may create uncertainty which may adversely affect our ability to attract and retain key employees.

•	Our stock repurchase program may require us to use a significant portion of our cash flow or may require us to incur indebtedness on our existing credit facility. Our ability to repurchase stock will depend on our ability to generate sufficient cash flows from operations, exercise of employee stock options and capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. Any failure to repurchase stock after we have announced our intention to do so may negatively impact investor confidence in us, thereby negatively impacting our earnings per share and stock price.

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

GENERAL

As of August 4, 2014, we owned and operated 150 restaurants located in the 18 states of Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Texas, Virginia and Washington. Our restaurants operate under the BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill®, or BJ’s Grill® names. Our menu features BJ’s award-winning, signature deep-dish pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrées, hand tossed pizza, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our BJ’s Restaurant & Brewery® restaurants feature on-premise brewing facilities where BJ’s proprietary craft beers are produced for some of our restaurants. Several of our BJ’s Restaurant & Brewery® restaurants feature on-premise facilities where BJ’s proprietary craft beers are produced for some of our restaurants, while the remainder of our proprietary beer requirement is provided by independent third party brewers using our proprietary recipes. Our four BJ’s Pizza & Grill® restaurants are a smaller format, full-service restaurant when compared to our large format BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant & Brewhouse® format currently represents our primary expansion vehicle. BJ’s Grill® is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements are tested for potential application to our larger restaurants.

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

During the thirteen weeks ended July 1, 2014, we closed a smaller format, BJ’s Pizza & Grill® legacy restaurant in Belmont Shore, California when its lease expired. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, there is no guarantee that we can mutually agree to a new lease that is satisfactory to our landlord and us or that, if renewed, rents will not increase substantially. We currently have three restaurant leases scheduled to expire during the next twelve months. We are currently evaluating the desirability of renewing these leases or converting to a month to month lease.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended July 1, 2014 and July 2, 2013, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages reflected below may not reconcile due to rounding.

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.1	24.4	25.0	24.5
Labor and benefits	35.0	34.2	35.6	34.6
Occupancy and operating	21.3	21.6	21.6	21.6
General and administrative	6.2	6.4	6.2	6.5
Depreciation and amortization	6.3	6.0	6.4	6.0
Restaurant opening	0.6	1.2	0.6	0.8
Loss on disposal of assets	0.2	0.2	0.2	0.1
Legal and other settlements	0.4	—	0.6	—

Total costs and expenses	95.1	94.1	96.1	94.2

Income from operations	4.9	5.9	3.9	5.8
Other income:
Interest income, net	—	—	—	—
Other income, net	0.1	0.1	0.2	0.1

Total other income	0.1	0.1	0.2	0.1

Income before income taxes	5.0	6.0	4.0	6.0
Income tax expense	1.3	1.7	1.1	1.6

Net income	3.6%	4.3%	3.0%	4.4%

Thirteen Weeks Ended July 1, 2014 (second quarter of 2014) Compared to Thirteen Weeks Ended July 2, 2013 (second quarter of 2013).

Revenues. Total revenues increased by $20.9 million, or 10.5%, to $219.4 million during the thirteen weeks ended July 1, 2014, from $198.5 million during the comparable thirteen week period of 2013. The increase in revenues primarily consisted of an increase of approximately $24.2 million in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 1.7%, or $3.3 million decrease in comparable restaurant sales. The decrease in comparable restaurant sales resulted from a reduction in guest traffic of approximately 1% and a decrease in the average check of approximately 0.7%.

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

Cost of Sales. Cost of sales increased by $6.7 million, or 13.7%, to $55.1 million during the thirteen weeks ended July 1, 2014, from $48.4 million during the comparable thirteen week period of 2013. This increase was primarily due to the opening of 17 new restaurants since the thirteen weeks ended July 2, 2013. As a percentage of revenues, cost of sales increased to 25.1% for the current thirteen week period from 24.4% for the prior year comparable thirteen week period. The percentage increase was primarily related to commodity cost increases and a shift in our menu mix, partially offset by increased menu pricing.

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

Labor and Benefits. Labor and benefit costs for our restaurants increased by $8.9 million, or 13.0%, to $76.8 million during the thirteen weeks ended July 1, 2014, from $67.9 million during the comparable thirteen week period of 2013. This increase was primarily due to the opening of 17 new restaurants since the thirteen weeks ended July 2, 2013. As a percentage of revenues, labor and benefit costs increased to 35.0% for the current thirteen week period from 34.2% for the prior year comparable thirteen week period. The percentage increase was primarily related to higher hourly labor as a result of lower comparable restaurant sales. Included in labor and benefits for the thirteen weeks ended July 1, 2014 and July 2, 2013 was approximately $0.3 million, or 0.1% and 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Our restaurants can be affected by increases in federal, state and local minimum wages, workers’ compensation insurance, federal and state unemployment insurance taxes and other government regulations including overtime laws and mandated health insurance requirements. Some states have annual minimum wage increases correlated with either state or federal increases in the consumer price index. Additionally, California increased its minimum wage from $8 an hour to $9 an hour on July 1, 2014, and plans to increase it to $10 an hour beginning on January 1, 2016. In the past, we have been able to react to changes in our key operating costs, including minimum wage increases, by gradually increasing our menu prices and improving our productivity in our restaurants. However, we cannot guarantee that all or any future cost increases can be offset by increased menu prices or that increased menu prices will be accepted by our restaurant customers without any resulting changes in their visit frequencies or purchasing patterns.

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

Occupancy and Operating. Occupancy and operating expenses increased by $3.8 million, or 8.9%, to $46.8 million during the thirteen weeks ended July 1, 2014, from $43.0 million during the comparable thirteen week period of 2013. This increase was primarily due to the opening of 17 new restaurants since the thirteen weeks ended July 2, 2013. As a percentage of revenues, occupancy and operating expenses decreased to 21.3% for the current thirteen week period from 21.6% for the prior year comparable thirteen week period. This percentage decrease was due to a reduction in the Texas gross receipts sales tax and lower repairs and maintenance and supply costs offset by planned additional marketing expenditures.

General and Administrative. General and administrative expenses increased by $0.9 million, or 7.4%, to $13.6 million during the thirteen weeks ended July 1, 2014, from $12.6 million during the comparable thirteen week period of 2013. This increase is primarily due to higher cash-based incentive compensation and other restaurant support costs during the thirteen weeks ended July 1, 2014. Included in general and administrative costs for the thirteen weeks ended July 1, 2014 and July 2, 2013 was approximately $0.9 million, or 0.4% and 0.5% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.2% for the current thirteen week period from 6.4% for the prior year comparable thirteen week period. This percentage decrease was primarily due to fewer managers in training and travel related expenses as compared to the prior year.

Depreciation and Amortization. Depreciation and amortization increased by $1.9 million, or 15.8%, to $13.8 million during the thirteen weeks ended July 1, 2014, compared to $11.9 million during the comparable thirteen week period of 2013. As a percentage of revenues, depreciation and amortization increased to 6.3% for the current thirteen week period from 6.0% for the prior year comparable thirteen week period. This percentage increase was principally a result of depreciation on our new operating toolsets, restaurant remodels and initiatives, coupled with the deleveraging of the fixed component of these expenses as a result of lower comparable restaurant sales.

Restaurant Opening. Restaurant opening expense was $1.4 million during the thirteen weeks ended July 1, 2014, compared to $2.3 million during the comparable thirteen week period of 2013. This decrease is due to the timing of our restaurant openings as compared to the prior year comparable thirteen week period.

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

Loss on Disposal of Assets. The loss on disposal of assets was $0.4 million during the thirteen weeks ended July 1, 2014, compared to $0.5 million during the comparable thirteen week period of 2013. For the thirteen weeks ended July 1, 2014, these costs related to the disposal of certain unproductive restaurant assets and the closure of our Belmont Shore, California location. For the thirteen weeks ended July 2, 2013, these costs primarily related to the write off of the remaining net book value of assets related to the closure and relocation of our smaller-format restaurant in Eugene, Oregon, coupled with the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancements.

Legal and Other Settlements. Legal and other settlements of $0.9 million during the thirteen weeks ended July 1, 2014, was related to professional fees and other expenses incurred in connection with our shareholder settlement agreement dated April 21, 2014.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended July 1, 2014, was 27.0% compared to 28.1% for the comparable thirteen week period of 2013. The effective income tax rate for the thirteen weeks ended July 1, 2014, differed from the statutory income tax rate primarily due to tax credits. We currently estimate our effective tax rate to be approximately 27% for fiscal 2014. However, our actual effective tax rate for fiscal 2014 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

Twenty-Six Weeks Ended July 1, 2014 Compared to Twenty-Six Weeks Ended July 2, 2013.

Revenues. Total revenues increased by $38.1 million, or 9.8%, to $425.2 million during the twenty-six weeks ended July 1, 2014, from $387.1 million during the comparable twenty-six week period of 2013. The increase in revenues primarily consisted of an increase of approximately $46.5 million in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 2.3%, or $8.4 million decrease in comparable restaurant sales. The decrease in comparable restaurant sales resulted from a reduction in guest traffic of approximately 0.3% and a decrease in the average check of approximately 1.9%.

Cost of Sales. Cost of sales increased by $11.5 million, or 12.2%, to $106.3 million during the twenty-six weeks ended July 1, 2014, from $94.7 million during the comparable twenty-six week period of 2013. This increase was primarily due to the opening of 17 new restaurants since the twenty-six weeks ended July 2, 2013. As a percentage of revenues, cost of sales increased to 25.0% for the current twenty-six week period from 24.5% for the prior year comparable twenty-six week period. The percentage increase was primarily related to commodity cost increases and a shift in our menu mix, partially offset by increased menu pricing.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $17.3 million, or 12.9%, to $151.2 million during the twenty-six weeks ended July 1, 2014, from $133.9 million during the comparable twenty-six week period of 2013. This increase was primarily due to the opening of 17 new restaurants since the twenty-six weeks ended July 2, 2013. As a percentage of revenues, labor and benefit costs increased to 35.6% for the current twenty-six week period from 34.6% for the prior year comparable twenty-six week period.

The percentage increase was primarily related to higher hourly labor and management labor as a result of lower comparable restaurant sales. Included in labor and benefits for the twenty-six weeks ended July 1, 2014 and July 2, 2013 was approximately $0.8 million and $0.6 million, or 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $8.3 million, or 9.9%, to $91.8 million during the twenty-six weeks ended July 1, 2014, from $83.5 million during the comparable twenty-six week period of 2013. This increase was primarily due to the opening of 17 new restaurants since the twenty-six weeks ended July 2, 2013. As a percentage of revenues, occupancy and operating expenses was 21.6% for the current twenty-six week period and prior year comparable twenty-six week period.

General and Administrative. General and administrative expenses increased by $1.1 million, or 4.2%, to $26.4 million during the twenty-six weeks ended July 1, 2014, from $25.3 million during the comparable twenty-six week period of 2013. This increase is primarily due to higher cash-based incentive compensation and other restaurant support costs during the twenty-six weeks ended July 1, 2014. Included in general and administrative costs for the twenty-six weeks ended July 1, 2014 and July 2, 2013 was approximately $1.7 million and $1.8 million, or 0.4% and 0.5% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.2% for the current twenty-six week period from 6.5% for the prior year comparable twenty-six week period. This percentage decrease was primarily due to fewer managers in our training program and less travel related expenses as compared to the prior year.

Depreciation and Amortization. Depreciation and amortization increased by $3.9 million, or 16.5%, to $27.3 million during the twenty-six weeks ended July 1, 2014, compared to $23.4 million during the comparable twenty-six week period of 2013. As a percentage of revenues, depreciation and amortization increased to 6.4% for the current twenty-six week period from 6.0% for the prior year comparable twenty-six week period. This percentage increase was principally a result of depreciation on our new operating toolsets, restaurant remodels and initiatives, coupled with the deleveraging of the fixed component of these expenses as a result of lower comparable restaurant sales.

Restaurant Opening. Restaurant opening expense was $2.5 million during the twenty-six weeks ended July 1, 2014, compared to $3.1 million during the comparable twenty-six week period of 2013. This decrease is due to the timing of our restaurant openings as compared to the prior year comparable twenty-six week period.

Loss on Disposal of Assets. The loss on disposal of assets was $0.8 million during the twenty-six weeks ended July 1, 2014, compared to $0.6 million during the comparable twenty-six week period of 2013. For the twenty-six weeks ended July 1, 2014, these costs related to the disposal of certain unproductive restaurant assets and the remaining net book value related to the closure of our smaller format restaurant in Belmont Shore, California location upon expiration of its lease. For the twenty-six weeks ended July 2, 2013, these costs primarily related to the write off of the remaining net book value of assets related to the closure and relocation of our smaller-format restaurant in Eugene, Oregon, coupled with the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Legal and Other Settlements. Legal and other settlements of $2.4 million during the twenty-six weeks ended July 1, 2014, was related to professional fees and other expenses incurred in connection with our shareholder settlement dated April 21, 2014.

Income Tax Expense. Our effective income tax rate for the twenty-six weeks ended July 1, 2014, was 26.1% compared to 27.1% for the comparable twenty-six week period of 2013. The effective income tax rate for the twenty-six weeks ended July 1, 2014, differed from the statutory income tax rate primarily due to tax credits. We currently estimate our effective tax rate to be approximately 27% for fiscal 2014. However, our actual effective tax rate for fiscal 2014 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	July 1, 2014	December 31, 2013
Cash and cash equivalents	$25,893	$22,995
Total marketable securities	$6,211	$9,791
Net working capital	($23,838)	($21,303)
Current ratio	0.7:1.0	0.8:1.0

	For The Twenty-Six Weeks Ended
	July 1, 2014	July 2, 2013
Cash provided by operating activities	$49,384	$58,089
Capital expenditures	$48,185	$60,422

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

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $49.4 million during the twenty-six weeks ended July 1, 2014, representing an $8.7 million decrease from the $58.1 million provided during the comparable twenty-six week period of 2013. The decrease in cash from operating activities for the twenty-six weeks ended July 1, 2014, in comparison to the twenty-six weeks ended July 2, 2013, is primarily due to the timing of accounts receivable, accounts payable and deferred lease incentives, coupled with less net income, offset by the timing of accrued expenses and greater depreciation expense as a result of more restaurants in operation.

For the twenty-six weeks ended July 1, 2014, total capital expenditures were approximately $48.2 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $39.8 million. These expenditures were primarily related to the construction of our five new restaurants that opened during the twenty-six weeks ended July 1, 2014, as well as expenditures related to restaurants expected to open later in fiscal 2014. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $7.8 million and $0.6 million, during the twenty-six weeks ended July 1, 2014, respectively.

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

Our capital expenditures during fiscal 2014 will continue to be significant as we currently plan to open 11 new restaurants, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures. As of August 4, 2014, we have 13 signed leases or land purchase agreements for restaurant locations that we expect to open in fiscal 2014 and 2015. We currently anticipate our total capital expenditures for fiscal 2014, including all expenditure categories, to be approximately $90 million. We expect to fund our anticipated capital expenditures for fiscal 2014 with current cash and investment balances on hand, expected cash flows from operations, proceeds from sale-leaseback transactions and expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

In April 2014, our Board of Directors authorized the repurchase of up to $50 million of our common stock, of which approximately $9.8 million was repurchased during the twenty-six weeks ended July 1, 2014. The share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buybacks, and/or open market purchases. We expect to repurchase approximately $40 million of additional common stock using cash flows from operating activities, our existing cash and investment balances, and our credit facility. Additionally, our credit facility does not contain any restrictions on the amount of borrowings that can be used to make stock repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of July 1, 2014, we are not involved in any off-balance sheet arrangements.

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

Fair Value of Marketable Securities and Cash Equivalents

We measure the fair value of our marketable securities using quoted market prices in active markets. All of our marketable securities are currently classified as held-to-maturity or available-for-sale, included as short-term and long-term marketable securities in the Consolidated Balance Sheets. Held-to-maturity securities are reported at amortized cost, which approximates fair value, with related gains and losses reflected in earnings once realized, and available-for-sale securities are reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect) until realized. We believe that the fair value of our marketable securities equaled the quoted market price of our marketable securities at July 1, 2014.

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

Our market risk exposures are related to cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term marketable securities with maturities of two years or less as of the date of purchase. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our marketable securities and, therefore, impact our cash flows and results of operations. For the twenty-six weeks ended July 1, 2014, the average interest rate earned on cash and cash equivalents and marketable securities was approximately 0.5%. As of July 1, 2014, our cash and cash equivalents and marketable securities consisted of money market funds, treasury bills, agency bonds, municipal and bank securities and domestic corporate obligations with a cost or fair value of approximately $32.1 million. Cash may be in excess of FDIC insurance limits. We believe we are not exposed to significant risk on cash and cash equivalents and marketable securities. The fair market value of our marketable securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels existing as of July 1, 2014, the decline in the fair value of the portfolio would not be material to our financial position, results of operations and cash flows.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2014, our Board of Directors authorized the repurchase of up to $50 million of our common stock, of which approximately $9.8 million was repurchased during the twenty-six weeks ended July 1, 2014. The share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buybacks, and/or open market purchases. The following table sets forth information with respect to repurchases of common shares made during the thirteen weeks ended July 1, 2014, (in thousands, except per share amounts):

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
04/02/2014 – 04/30/2014	—	$—	—	$—	$50,000,000
05/01/2014 – 05/28/2014	70,469	$29.50	70,469	$—	$47,948,931
05/29/2014 – 07/01/2014	220,685	$34.42	220,685	$—	$40,203,604

Total	291,154	$32.72	291,154

(1)	Monthly information is presented by reference to our fiscal months during the thirteen weeks ended July 1, 2014.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	Agreement, dated April 21, 2014 by and among BJ’s Restaurants, Inc., PW Partners Atlas Fund II LP, PW Partners Atlas Fund LP, PW Partners Master Fund LP, PW Partners Atlas Funds, LLC, PW Partners, LLC, PW Partners Capital Management LLC, Patrick Walsh, Luxor Capital Partners, LP, Luxor Wavefront, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Capital Partners Offshore, Ltd., Luxor Spectrum Offshore Master Fund, LP, Luxor Spectrum Offshore, Ltd., LCG Holdings, LLC, Luxor Capital Group, LP, Luxor Management, LLC, Christian Leone, Zelman Capital, LP, Zelman Capital, LLC, David S. Zelman and Jason G. Bernzweig (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 22, 2014).

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

August 4, 2014	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)