Form 10-Q
period 2014-09-30
BJs RESTAURANTS INC
filed 2014-11-03
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of October 31, 2014, there were 26,082,941 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,399	$22,995
Marketable securities	—	7,988
Accounts and other receivables	12,682	12,776
Inventories	7,649	7,433
Prepaids and other current assets	6,001	9,028
Deferred income taxes	11,695	10,616

Total current assets	62,426	70,836
Land held for sale	—	2,905
Property and equipment, net	533,723	513,597
Long-term marketable securities	—	1,803
Goodwill	4,673	4,673
Other assets, net	19,397	17,065

Total assets	$620,219	$610,879

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,533	$31,485
Accrued expenses	71,673	60,654

Total current liabilities	100,206	92,139
Deferred income taxes	34,606	30,579
Deferred rent	24,008	22,271
Deferred lease incentives	48,777	51,953
Long-term debt	32,000	—
Other liabilities	16,515	12,501

Total liabilities	256,112	209,443
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 26,868 and 28,295 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	118,980	182,491
Capital surplus	52,879	45,841
Retained earnings	192,248	173,104

Total shareholders’ equity	364,107	401,436

Total liabilities and shareholders’ equity	$620,219	$610,879

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2014	2013	2014	2013
Revenues	$206,450	$188,245	$631,652	$575,357
Costs and expenses:
Cost of sales	51,842	46,651	158,126	141,392
Labor and benefits	73,339	67,232	224,549	201,114
Occupancy and operating	44,875	43,731	136,705	127,258
General and administrative	12,832	11,366	39,209	36,691
Depreciation and amortization	13,981	12,465	41,255	35,874
Restaurant opening	1,264	3,235	3,743	6,285
Loss on disposal of assets	283	79	1,124	648
Legal and other settlements	—	—	2,431	—

Total costs and expenses	198,416	184,759	607,142	549,262

Income from operations	8,034	3,486	24,510	26,095

Other income:
Interest (expense) income, net	(42)	31	(26)	116
Other income, net	179	278	830	738

Total other income	137	309	804	854

Income before income taxes	8,171	3,795	25,314	26,949
Income tax expense	1,689	147	6,170	6,431

Net income	$6,482	$3,648	$19,144	$20,518

Net income per share:
Basic	$0.23	$0.13	$0.68	$0.73

Diluted	$0.23	$0.13	$0.67	$0.71

Weighted average number of shares outstanding:
Basic	27,743	28,206	28,174	28,174

Diluted	28,311	28,922	28,782	28,895

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirty-Nine Weeks Ended
	September 30, 2014	October 1, 2013
Cash flows from operating activities:
Net income	$19,144	$20,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,255	35,874
Deferred income taxes	2,948	114
Stock-based compensation expense	3,785	3,331
Loss on disposal of assets	1,124	648
Changes in assets and liabilities:
Accounts and other receivables	(1,848)	9,330
Landlord contribution for tenant improvements	1,942	(225)
Inventories	(216)	(856)
Prepaids and other current assets	2,116	1,043
Other assets, net	(2,353)	(1,875)
Accounts payable	(3,554)	5,089
Accrued expenses	11,222	5,921
Deferred rent	1,737	2,954
Deferred lease incentives	(3,176)	2,270
Other liabilities	310	567

Net cash provided by operating activities	74,436	84,703
Cash flows from investing activities:
Purchases of property and equipment	(67,603)	(93,121)
Proceeds from sale of assets	13,143	3,971
Proceeds from marketable securities sold	18,950	23,041
Purchases of marketable securities	(9,159)	(19,614)
Collection of notes receivable	—	28

Net cash used in investing activities	(44,669)	(85,695)
Cash flows from financing activities:
Borrowings on line of credit	42,000	—
Payments on line of credit	(10,000)	—
Excess tax benefit from stock-based compensation	3,462	771
Taxes paid on vested stock units under employee plans	(314)	(286)
Proceeds from exercise of stock options	7,918	729
Repurchases of common stock	(71,429)	—

Net cash (used in)/provided by financing activities	(28,363)	1,214

Net increase in cash and cash equivalents	1,404	222
Cash and cash equivalents, beginning of period	22,995	15,074

Cash and cash equivalents, end of period	$24,399	$15,296

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,557	$4,616

Cash paid for interest, net of capitalized interest	$12	$—

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$8,828	$237

Stock-based compensation capitalized	$155	$200

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016, and early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Going Concern (Subtopic 205-40). This update requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued. Management is required to make this evaluation for both annual and interim reporting periods and must disclose whether its plans alleviate that doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods beginning after December 15, 2016, and early adoption is permitted. We do not believe the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

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

During the thirteen weeks ended September 30, 2014, all remaining investments were liquidated. At December 31, 2013, all highly liquid investments with maturities of three months or less at the date of purchase were classified as cash equivalents and included with “Cash and cash equivalents” on our accompanying Consolidated Balance Sheets. Marketable securities, which we had the intent and ability to hold until maturity, were classified as held-to-maturity securities and reported at amortized cost, which approximated fair value. Marketable securities, in the form of municipal variable rate demand notes with expected put dates prior to the contractual maturity of the underlying debt security and backed by financial institutions in the form of a letter of credit or liquidity facility, were classified as available-for-sale securities. These securities were reported at fair value, using a market approach and classified as Level 2 fair value measurements, as further described in Note 3. Any unrealized gains or losses on available-for-sale securities would be recorded in other comprehensive income. As of December 31, 2013, there were no unrealized gains or losses with respect to available-for-sale securities.

Investments in marketable securities consist of the following (in thousands):

	September 30, 2014		December 31, 2013
	Amortized Cost	Average Maturity (1)	Amortized Cost	Average Maturity (1)
Held-to-maturity
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$—		$6,943	5 months
Domestic corporate obligations	—		1,045	10 months

	$—		$7,988

Long-term marketable securities:
Municipal securities and direct agency obligations	$—		$1,803	14 months

	$—		$1,803

(1)	Average maturity is determined from the respective balance sheet dates and reported in the table as the lesser of the original maturity date or the expected put date for each investment type.

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

At December 31, 2013, our marketable securities were held by institutional brokers, classified as held-to-maturity securities and reported at amortized cost, which approximated fair value (effectively, Level 2), or variable rate demand notes classified as available-for-sale securities and reported at fair value (Level 2). We placed a majority of our cash, in excess of our current operating needs, with major financial institutions and institutional brokers that, in turn, invested in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment; therefore we did not experience any losses on these marketable securities.

4. LONG-TERM DEBT

Line of Credit

On September 3, 2014, we entered into a new loan agreement (“Credit Facility”) which amended and restated in its entirety our prior loan agreement dated February 17, 2012. This Credit Facility, which matures on September 3, 2019, provides us with revolving loan commitments totaling $150 million, of which $50 million may be used for issuances of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Credit Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions. Our obligations under the Credit Facility are unsecured. As of September 30, 2014, there were borrowings of $32.0 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $11.5 million. The Credit Facility bears interest at either our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s publicly announced prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. At September 30, 2014, interest paid on the borrowings under the Credit Facility was approximately $0.01 million. The weighted average interest rate was approximately 1.09%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At September 30, 2014, we were in compliance with these covenants.

5. NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units issued by us were to lapse (collectively, equity awards) using the treasury stock method. Performance based restricted stock units have been excluded from the diluted computation because the performance based criteria have not been met. The consolidated financial statements present basic and diluted net income per share.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive equity awards (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 30, 2014	October 1, 2013	September 30, 2014	October 1, 2013
Numerator:
Net income for basic and diluted net income per share	$6,482	$3,648	$19,144	$20,518

Denominator:
Weighted-average shares outstanding - basic	27,743	28,206	28,174	28,174
Dilutive effect of equity awards	568	716	608	721

Weighted-average shares outstanding - diluted	28,311	28,922	28,782	28,895

For the thirteen weeks ended September 30, 2014 and October 1, 2013, there were approximately 0.8 million and 0.7 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive. For the thirty-nine weeks ended September 30, 2014 and October 1, 2013, there were approximately 0.8 million and 0.7 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. RELATED PARTY

As of September 30, 2014, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 11.8% of our outstanding common stock. In addition, James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with DMA is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $65.2 million and $61.3 million of food, beverage, paper products and supplies for the thirty-nine weeks ended September 30, 2014 and October 1, 2013, respectively, which represents 22.1% and 22.8% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $5.0 million and $4.8 million, at September 30, 2014 and December 31, 2013, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and are included in total cost of sales.

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

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2014	2013	2014	2013
Labor and benefits	$344	$406	$1,117	$1,032
General and administrative	$780	$541	$2,436	$2,299
Legal and other settlements	$—	$—	$232	$—
Capitalized (1)	$59	$96	$155	$200

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	September 30, 2014	October 1, 2013
Expected volatility	37.7%	36.5%
Risk free interest rate	1.6%	0.8%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$10.73	$11.04

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

The exercise price of the stock options under our stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The following table represents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options at December 31, 2013	2,049	$22.82	1,514	$18.74
Granted	227	$30.32
Exercised	(518)	$15.21
Forfeited	(51)	$39.00

Outstanding options at September 30, 2014	1,707	$25.64	1,067	$21.17

As of September 30, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was $5.0 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding RSUs at December 31, 2013	433	$33.23
Granted	140	$31.13
Vested or released	(50)	$22.24
Forfeited	(42)	$36.03

Outstanding RSUs at September 30, 2014	481	$33.48

The fair value of the RSUs is the quoted market value of our common stock on the date of grant. The fair value of each RSU is expensed over the period during which the restrictions are expected to lapse or over which performance targets are achieved. As of September 30, 2014, total unrecognized stock-based compensation expense related to non-vested restricted shares was approximately $8.9 million, which is generally expected to be recognized over the next five years.

8. INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, Interim Reporting and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year to date earnings. The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

As of September 30, 2014, unrecognized tax benefits recorded was approximately $1.2 million, of which approximately $0.1 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $1.1 million to our liability for unrecognized tax benefits within the next twelve-month period due to the lapse of statutes of limitation. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2013	$219
Increase for tax positions taken in prior years	1,038
Increase for tax positions taken in current year	17
Decrease for statute expiration	(109)

Balance at September 30, 2014	$1,165

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of September 30, 2014, the earliest tax year still subject to examination by the Internal Revenue Service is 2011. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2010.

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

10. STOCK REPURCHASES

In April 2014, our Board of Directors authorized a $50 million share repurchase plan, which was increased to $150 million in August 2014. We repurchased and retired approximately 2.0 million shares of our common stock during the thirty-nine weeks ended September 30, 2014, at an average price of $34.50 per share for a total of $71.4 million, recorded as a reduction in common stock. As of September 30, 2014, approximately $78.6 million is available to be used to repurchase common stock under the authorized repurchase program.

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

These “forward-looking” statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Some, but not all, significant factors that could prevent us from achieving our stated goals include, but are not limited to:

•	Our success depends substantially on the favorable image, credibility and value of the BJ’s brand and our reputation for offering customers a higher quality, more differentiated total dining experience at a good value.

•	Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

•	Any deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.

•	Any deterioration in general economic conditions could also have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.

•	If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.

•	Our ability to open new restaurants on schedule in accordance with our targeted capacity growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations, leases and licenses, recruiting and training qualified managers and hourly employees to correctly operate our new restaurants and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

•	Access to sources of capital and our ability to raise capital in the future may be limited, which could adversely affect our business and our expansion plans.

•	Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated revenues and financial results, including a potential impairment of the long-lived assets of certain restaurants.

•	Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

•	Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.

•	Our costs to construct new restaurants are susceptible to both material and labor cost fluctuations which could adversely affect our return on investment results for new restaurants.

•	Our future operating results may fluctuate significantly due to our relatively small number of existing restaurants and the expenses required opening new restaurants.

•	A significant number of our restaurants are concentrated in California, Texas and Florida, which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

•	Our operations are susceptible to changes in our food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), energy and supply costs which could adversely affect our profitability.

•	Our dependence on independent third party brewers for some of our beer and soda could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer and sodas.

•	Our internal brewing, independent third party brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected by different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations.

•	Government laws and regulations affecting the operation of our restaurants, including but not limited to those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, consumer health and safety, group health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements, could increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.

•	Unsolicited takeover proposals, governance change proposals, proxy contests and actions by activist investors may be disruptive to our ability to optimally conduct our business and pursue our strategic plan, and may create uncertainty which may adversely affect our ability to attract and retain key employees.

•	Our stock repurchase program may require us to use a significant portion of our cash flow or may require us to incur indebtedness on our existing Credit Facility. Our ability to repurchase stock will depend on our ability to generate sufficient cash flows from operations, exercise of employee stock options and capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. Any failure to repurchase stock after we have announced our intention to do so may negatively impact investor confidence in us, thereby negatively impacting our earnings per share and stock price.

•	We are heavily dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

GENERAL

As of November 3, 2014, we owned and operated 154 restaurants located in the 18 states of Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Texas, Virginia and Washington. Our restaurants operate under the BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill®, or BJ’s Grill® names. Our menu features BJ’s award-winning, signature deep-dish pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations as well as by independent third party brewers using our proprietary recipes. Our four BJ’s Pizza & Grill® restaurants are a smaller format, full-service restaurant than our large format BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant & Brewhouse® format currently represents our primary expansion vehicle. BJ’s Grill® is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements are tested for potential application to our larger restaurants.

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

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Customer traffic for our restaurants is estimated based on individual customer checks.

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

During the thirty-nine weeks ended September 30, 2014, we closed a smaller format, BJ’s Pizza & Grill® legacy restaurant in Belmont Shore, California when its lease expired. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, there is no guarantee that we can mutually agree to a new lease that is satisfactory to our landlord and us or that, if renewed, rents will not increase substantially. We currently have three restaurant leases scheduled to expire during the next twelve months. We are currently evaluating the desirability of renewing these leases or converting to a month to month lease.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended September 30, 2014 and October 1, 2013, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages reflected below may not reconcile due to rounding.

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.1	24.8	25.0	24.6
Labor and benefits	35.5	35.7	35.5	35.0
Occupancy and operating	21.7	23.2	21.6	22.1
General and administrative	6.2	6.0	6.2	6.4
Depreciation and amortization	6.8	6.6	6.5	6.2
Restaurant opening	0.6	1.7	0.6	1.1
Loss on disposal of assets	0.1	—	0.2	0.1
Legal and other settlements	—	—	0.4	—

Total costs and expenses	96.1	98.1	96.1	95.5

Income from operations	3.9	1.9	3.9	4.5
Other income:
Interest income, net	—	—	—	—
Other income, net	0.1	0.1	0.1	0.1

Total other income	0.1	0.2	0.1	0.1

Income before income taxes	4.0	2.0	4.0	4.7
Income tax expense	0.8	0.1	1.0	1.1

Net income	3.1%	1.9%	3.0%	3.6%

Thirteen Weeks Ended September 30, 2014 (third quarter of 2014) Compared to Thirteen Weeks Ended October 1, 2013 (third quarter of 2013).

Revenues. Total revenues increased by $18.2 million, or 9.7%, to $206.5 million during the thirteen weeks ended September 30, 2014, from $188.2 million during the comparable thirteen week period of 2013. The increase in revenues primarily consisted of an increase of approximately $17.7 million in sales from new restaurants not yet in our comparable restaurant sales base coupled with an approximate 0.3%, or $0.5 million increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an increase in customer traffic of approximately 0.7%, offset by a decrease in average check of approximately 0.4%.

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

Cost of Sales. Cost of sales increased by $5.2 million, or 11.1%, to $51.8 million during the thirteen weeks ended September 30, 2014, from $46.7 million during the comparable thirteen week period of 2013. This increase was primarily due to the opening of 14 new restaurants since the thirteen weeks ended October 1, 2013. As a percentage of revenues, cost of sales increased to 25.1% for the current thirteen week period from 24.8% for the prior year comparable thirteen week period. The percentage increase was primarily related to commodity cost increases and a shift in our menu mix, partially offset by increased menu pricing.

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

We provide our customers a large variety of menu items and, as a result, we are not overly dependent on a single group of commodities. However, based on current trends and expectations, we believe the overall cost environment for food commodities will likely continue to be subject to upward pressure during the remainder of 2014 and 2015. As such, we work with our suppliers to control food costs and we have entered into agreements for some of the commodities used in our restaurant operations. However, there can be no assurance that future supplies and costs for such commodities will not significantly increase due to weather and other market conditions outside of our control. Additionally, there are some commodities that we are unable to contract for long periods of time, such as fluid dairy items, fresh seafood and many produce items, or where we have currently chosen not to contract for long periods of time. There are also certain commodity items, such as certain produce items and certain seafood items, in which the contracts principally consist of “collar” agreements whereby the costs are subject to floors and ceilings. It is our current intention to attempt to offset our expected commodity cost increases through cost savings and productivity/efficiency initiatives and menu mix shifts, coupled with selective menu price increases. However, there can be no assurance that we will be entirely successful in this respect.

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

Labor and Benefits. Labor and benefit costs for our restaurants increased by $6.1 million, or 9.1%, to $73.3 million during the thirteen weeks ended September 30, 2014, from $67.2 million during the comparable thirteen week period of 2013. This increase was primarily due to the opening of 14 new restaurants since the thirteen weeks ended October 1, 2013. As a percentage of revenues, labor and benefit costs decreased to 35.5% for the current thirteen week period from 35.7% for the prior year comparable thirteen week period. The percentage decrease was primarily related to improved hourly labor productivity, offset by the minimum wage increase in California. Included in labor and benefits for the thirteen weeks ended September 30, 2014 and October 1, 2013, was approximately $0.3 million and $0.4 million, or 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

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

Occupancy and Operating. Occupancy and operating expenses increased by $1.1 million, or 2.6%, to $44.9 million during the thirteen weeks ended September 30, 2014, from $43.7 million during the comparable thirteen week period of 2013. This increase was primarily due to the opening of 14 new restaurants since the thirteen weeks ended October 1, 2013. As a percentage of revenues, occupancy and operating expenses decreased to 21.7% for the current thirteen week period from 23.2% for the prior year comparable thirteen week period. This percentage decrease was due to a reduction in the Texas gross receipts sales tax coupled with lower repairs and maintenance and supply costs.

General and Administrative. General and administrative expenses increased by $1.5 million, or 12.9%, to $12.8 million during the thirteen weeks ended September 30, 2014, from $11.4 million during the comparable thirteen week period of 2013. This increase is primarily due to higher cash-based incentive compensation and other restaurant support costs during the thirteen weeks ended September 30, 2014. Also included in general and administrative costs for the thirteen weeks ended September 30, 2014 and October 1, 2013 was approximately $0.8 million and $0.5 million, or 0.4% and 0.3% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 6.2% for the current thirteen week period from 6.0% for the prior year comparable thirteen week period. This percentage increase was primarily due to higher cash-based incentive compensation as compared to the prior year in which a reversal of cash-based incentive compensation accrued in prior quarters was reflected.

Depreciation and Amortization. Depreciation and amortization increased by $1.5 million, or 12.2%, to $14.0 million during the thirteen weeks ended September 30, 2014, compared to $12.5 million during the comparable thirteen week period of 2013. As a percentage of revenues, depreciation and amortization increased to 6.8% for the current thirteen week period from 6.6% for the prior year comparable thirteen week period. This percentage increase was principally a result of depreciation for new restaurants, restaurant remodels and other initiatives.

Restaurant Opening. Restaurant opening expense was $1.3 million during the thirteen weeks ended September 30, 2014, compared to $3.2 million during the comparable thirteen week period of 2013. This decrease is due to the timing of our restaurant openings coupled with fewer restaurant openings as compared to the prior year comparable thirteen week period.

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

Loss on Disposal of Assets. The loss on disposal of assets was $0.3 million during the thirteen weeks ended September 30, 2014, compared to $0.1 million during the comparable thirteen week period of 2013. These costs primarily related to the disposal of certain unproductive restaurant assets.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended September 30, 2014, was 20.7% compared to 3.9% for the comparable thirteen week period of 2013. The effective income tax rate for the thirteen weeks ended September 30, 2014, differed from the statutory income tax rate primarily due to tax credits and tax planning initiatives. We currently estimate our effective tax rate to be approximately 24% for fiscal 2014. However, our actual effective tax rate for fiscal 2014 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

Thirty-Nine Weeks Ended September 30, 2014 Compared to Thirty-Nine Weeks Ended October 1, 2013.

Revenues. Total revenues increased by $56.3 million, or 9.8%, to $631.7 million during the thirty-nine weeks ended September 30, 2014, from $575.4 million during the comparable thirty-nine week period of 2013. The increase in revenues primarily consisted of an increase of approximately $64.2 million in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 1.5%, or $7.9 million decrease in comparable restaurant sales. The decrease in comparable restaurant sales resulted from a reduction in customer traffic of approximately 1.0% and a decrease in the average check of approximately 0.5%.

Cost of Sales. Cost of sales increased by $16.7 million, or 11.8%, to $158.1 million during the thirty-nine weeks ended September 30, 2014, from $141.4 million during the comparable thirty-nine week period of 2013. This increase was primarily due to the opening of 14 new restaurants since the thirty-nine weeks ended October 1, 2013. As a percentage of revenues, cost of sales increased to 25.0% for the current thirty-nine week period from 24.6% for the prior year comparable thirty-nine week period. The percentage increase was primarily related to commodity cost increases and a shift in our menu mix, partially offset by increased menu pricing.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $23.4 million, or 11.7%, to $224.5 million during the thirty-nine weeks ended September 30, 2014, from $201.1 million during the comparable thirty-nine week period of 2013. This increase was primarily due to the opening of 14 new restaurants since the thirty-nine weeks ended October 1, 2013. As a percentage of revenues, labor and benefit costs increased to 35.5% for the current thirty-nine week period from 35.0% for the prior year comparable thirty-nine week period. The percentage increase was primarily related to higher hourly labor and management labor as a result of lower comparable restaurant sales. Included in labor and benefits for the thirty-nine weeks ended September 30, 2014 and October 1, 2013 was approximately $1.1 million and $1.0 million, or 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $9.4 million, or 7.4%, to $136.7 million during the thirty-nine weeks ended September 30, 2014, from $127.3 million during the comparable thirty-nine week period of 2013. This increase was primarily due to the opening of 14 new restaurants since the thirty-nine weeks ended October 1, 2013. As a percentage of revenues, occupancy and operating expenses decreased to 21.6% for the current thirty-nine week period from 22.1% for the prior year comparable thirty-nine week period. This percentage decrease was primarily due to a reduction in the Texas gross receipts sales tax coupled with lower repairs and maintenance and supply costs.

General and Administrative. General and administrative expenses increased by $2.5 million, or 6.9%, to $39.2 million during the thirty-nine weeks ended September 30, 2014, from $36.7 million during the comparable thirty-nine week period of 2013. This increase is primarily due to higher cash-based incentive compensation and other restaurant support costs during the thirty-nine weeks ended September 30, 2014. Included in general and administrative costs for the thirty-nine weeks ended September 30, 2014 and October 1, 2013, was approximately $2.4 million and $2.3 million, or 0.4% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.2% for the current thirty-nine week period from 6.4% for the prior year comparable thirty-nine week period. This percentage decrease was primarily due to fewer managers in our training program and less travel related expenses as compared to the prior year, offset by higher cash-based incentive compensation.

Depreciation and Amortization. Depreciation and amortization increased by $5.4 million, or 15.0%, to $41.3 million during the thirty-nine weeks ended September 30, 2014, compared to $35.9 million during the comparable thirty-nine week period of 2013. As a percentage of revenues, depreciation and amortization increased to 6.5% for the current thirty-nine week period from 6.2% for the prior year comparable thirty-nine week period. This percentage increase was principally a result of depreciation for new restaurants, restaurant remodels and other initiatives, coupled with the deleveraging of the fixed component of these expenses as a result of lower comparable restaurant sales.

Restaurant Opening. Restaurant opening expense was $3.7 million during the thirty-nine weeks ended September 30, 2014, compared to $6.3 million during the comparable thirty-nine week period of 2013. This decrease is due to the timing of our restaurant openings coupled with fewer restaurant openings as compared to the prior year comparable thirty-nine week period.

Loss on Disposal of Assets. The loss on disposal of assets was $1.1 million during the thirty-nine weeks ended September 30, 2014, compared to $0.6 million during the comparable thirty-nine week period of 2013. For the thirty-nine weeks ended September 30, 2014, these costs related to the disposal of certain unproductive restaurant assets and the remaining net book value related to the closure of our smaller format restaurant in Belmont Shore, California, upon expiration of its lease. For the thirty-nine weeks ended October 1, 2013, these costs primarily related to the write off of the remaining net book value of assets related to the closure and relocation of our smaller-format restaurant in Eugene, Oregon, coupled with the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Legal and Other Settlements. Legal and other settlements of $2.4 million during the thirty-nine weeks ended September 30, 2014, was related to professional fees and other expenses incurred in connection with our shareholder settlement dated April 21, 2014. See our Current Report on Form 8-K filed on April 22, 2014 for a description of such settlement.

Income Tax Expense. Our effective income tax rate for the thirty-nine weeks ended September 30, 2014, was 24.4% compared to 23.9% for the comparable thirty-nine week period of 2013. The effective income tax rate for the thirty-nine weeks ended September 30, 2014, differed from the statutory income tax rate primarily due to tax credits and tax planning initiatives. We currently estimate our effective tax rate to be approximately 24% for fiscal 2014. However, our actual effective tax rate for fiscal 2014 may be different than our current estimate due to actual revenues, pre-tax income and tax credits achieved during the year and the deductibility of any subsequent disqualified dispositions related to incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$24,399	$22,995
Total marketable securities	$—	$9,791
Net working capital	$(37,780)	$(21,303)
Current ratio	0.6:1.0	0.8:1.0

	For The Thirty-Nine Weeks Ended
	September 30, 2014	October 1, 2013
Cash provided by operating activities	$74,436	$84,703
Capital expenditures	$67,603	$93,121

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations; to provide our restaurant landlords with confidence as to our intent and ability to honor all of our financial obligations under our restaurant leases; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger-scale. We obtain financial resources principally from our ongoing operations, supplemented by our cash balance on hand, employee stock option exercises and tenant improvement allowances from our landlords and our $150 million Credit Facility. Additionally, in the past we have obtained capital resources from public stock offerings.

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, currently, our primary growth objective is to achieve at least a 11% increase in total restaurant operating weeks during fiscal 2014 from the development and opening of new restaurants, coupled with the carryover impact of partial-year 2013 openings. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not yet be large enough to generate enough cash flow from operations to totally fund our planned expansion over the long-term. We estimate the total domestic capacity to be at least 425 BJ’s restaurants. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our long-term planned rate of expansion.

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

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $74.4 million during the thirty-nine weeks ended September 30, 2014, representing an $10.3 million decrease from the $84.7 million provided during the comparable thirty-nine week period of 2013. The decrease in cash from operating activities for the thirty-nine weeks ended September 30, 2014, in comparison to the thirty-nine weeks ended October 1, 2013, is primarily due to the timing of accounts receivable, accounts payable and deferred lease incentives, coupled with less net income, offset by the timing of accrued expenses and greater depreciation expense as a result of more restaurants in operation.

For the thirty-nine weeks ended September 30, 2014, total capital expenditures were approximately $67.6 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $57.5 million. These expenditures were primarily related to the construction of our eight new restaurants that opened during the thirty-nine weeks ended September 30, 2014, as well as expenditures related to restaurants expected to open later in fiscal 2014. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $9.4 million and $0.7 million, during the thirty-nine weeks ended September 30, 2014, respectively.

We have a $150 million unsecured revolving line of credit that expires on September 3, 2019, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of the Company’s announced stock repurchase program and for working capital and construction requirements as needed. As of September 30, 2014, there were borrowings of $32.0 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $11.5 million. Borrowings under the Credit Facility will bear interest at the Company’s choice of either LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s publicly announced prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. The Credit Facility agreement also contains affirmative and negative covenants which restrict our ability to, among other things, create liens, borrow money (other trade credit and other ordinary course liabilities) and engage in mergers, consolidations, significant asset sales and certain other transactions. In addition, the Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio which, if not met, would place additional customary restrictions on the Company, including the ability to redeem or repurchase stock or pay dividends. While we have the Credit Facility in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on our ability to borrow from the Credit Facility.

Our capital expenditures during fiscal 2014 will continue to be significant as we currently plan to open 11 new restaurants, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures. As of November 3, 2014, we have entered into three signed leases for new restaurant locations expected to open in the fourth quarter, one of which has already opened. We expect to open at least 15 new restaurants in fiscal 2015, of which we have currently entered into eight signed leases or land purchase agreements. We currently anticipate our total capital expenditures for fiscal 2014, including all expenditure categories, to be approximately $90 million. We expect to fund our anticipated capital expenditures for fiscal 2014 and 2015 with current cash balances on hand, expected cash flows from operations, proceeds from sale-leaseback transactions, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

In January 2014, our subsidiary Chicago Pizza Hospitality Holding, Inc. entered into a Settlement Agreement and Waiver with the Texas Alcoholic Beverage Commission (“TABC”). Under the terms of the Settlement Agreement and Waiver, we agreed to terminate the use of independent third party brewers to supply proprietary beer for our Texas restaurants and to transition the production and supply of all of our proprietary beer for our Texas restaurants through licensed brewpubs to be built, owned and operated by us on or before June 2015. We expect that the supply of proprietary beer in Texas will be met through the construction and operation of two licensed brewpubs. We do not believe the cost to construct or operate these brewpubs will have any significant impact on our liquidity or operating margins.

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

In April 2014, our Board of Directors authorized a $50 million share repurchase plan, which was subsequently increased to $150 million in August 2014. Approximately $71.4 million of this amount was repurchased during the thirty-nine weeks ended September 30, 2014. The share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buybacks, and/or open market purchases. As of September 30, 2014, we have approximately $78.6 million available under our current share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make stock repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 30, 2014, we are not involved in any off-balance sheet arrangements.

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

Fair Value of Marketable Securities and Cash Equivalents

We measure the fair value of our marketable securities using quoted market prices in active markets. All of our marketable securities were classified as held-to-maturity or available-for-sale, included as short-term and long-term marketable securities in the Consolidated Balance Sheets. Held-to-maturity securities were reported at amortized cost, which approximated fair value, with related gains and losses reflected in earnings once realized, and available-for-sale securities were reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect) until realized. We believe that the fair value of our marketable securities equaled the quoted market price of our marketable securities at December 31, 2013. We also believe the carrying value of cash equivalents approximated fair value due to the short-term nature of those instruments.

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

Leases

We lease the majority of our restaurant locations. We account for our leases in accordance with U.S. GAAP, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred lease incentive and amortized over the term of the lease. The related cash received from the landlord is reflected as “Landlord contribution for tenant improvements” within operating activities of our Consolidated Statements of Cash Flows.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2014, our Board of Directors authorized the repurchase of up to $50 million of our common stock. In August 2014, the Board authorized an additional $100 million increasing the total authorized repurchase to $150 million of our common stock, of which approximately $71.4 million was repurchased during the thirty-nine weeks ended September 30, 2014. The share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buybacks, and/or open market purchases. The following table sets forth information with respect to repurchases of common shares made during the thirty-nine weeks ended September 30, 2014:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
04/02/2014 – 04/30/2014	—	$—	—	$—	$50,000,000
05/01/2014 – 05/28/2014	70,469	$29.50	70,469	$—	$47,948,931
05/29/2014 – 07/01/2014	220,685	$34.42	220,685	$—	$40,203,604
07/02/2014 – 07/29/2014	324,712	$33.69	324,712	$—	$29,348,104
07/30/2014 – 08/26/2014	763,547	$35.41	763,547	$100,000,000	$102,183,693
08/27/2014 – 09/30/2014	642,515	$36.82	642,515	$—	$78,570,878

Total	2,021,928	$34.50	2,021,928

(1)	Monthly information is presented by reference to our fiscal months during the thirteen weeks ended September 30, 2014.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	Employment Agreement dated July 9, 2014, between the Company and Kevin Mayer, Executive Vice President and Chief Marking Officer.

10.2	Amended and Restated Credit Agreement, dated September 3, 2014, between the Company and Bank of America, N.A. and JPMorgan Chase Bank, N.A.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC. (Registrant)

November 3, 2014	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)