Form 10-K
period 2014-12-30
BJs RESTAURANTS INC
filed 2015-02-26
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, July 1, 2014, was $853,931,304, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 25, 2015, 26,266,206 shares of the common stock of the Registrant were outstanding.

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

•	Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
•	Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.
•	Our costs to construct new restaurants are susceptible to both material and labor cost fluctuations which could adversely affect our return on investment results for new restaurants.
•	Our future operating results may fluctuate significantly due to the expenses required opening new restaurants.
•

A significant number of our restaurants are concentrated in California, Texas and Florida, which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

•

Our operations are susceptible to changes in our food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), brewery and energy supplies which could adversely affect our profitability.

•

Our dependence on independent third party brewers and manufacturers for some of our beer and soda could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer and sodas.

•

Our internal brewing, independent third party brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected by different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations.

•

Government laws and regulations affecting the operation of our restaurants, including but not limited to those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, consumer health and safety, health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements could increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.

•

We are heavily dependent on information technology in our operations as well as with respect to our customer loyalty and employee engagement programs. Any material failure of such technology, including but not limited to cyber-attacks, could materially adversely affect our revenues and impair our ability to efficiently operate our business.

•

Unsolicited takeover proposals, governance change proposals, proxy contests and certain proposals/actions by activist investors may create additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

•

Any failure to complete stock repurchases under our previously announced repurchase program may negatively impact investor perceptions of us and could therefore affect the market price and volatility of our stock.

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

FISCAL PERIODS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended December 30, 2014, December 31, 2013, January 1, 2013, January 3, 2012, and December 28, 2010, are referred to as fiscal years 2014, 2013, 2012, 2011, and 2010, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. All fiscal years presented in this Form 10-K, with the exception of fiscal year 2011, consisted of 52 weeks. Additionally, all quarters, with the exception of the fourth quarter in fiscal year 2011, consisted of 13 weeks. Fiscal year 2011 consisted of 53 weeks with a 14-week fourth quarter; therefore, all financial references to fiscal year 2011 assume 53 weeks of operations, unless noted otherwise. We have included in this Form 10-K certain discussions of financial information for fiscal 2011 on an adjusted 52-week comparative basis to assist readers in making comparisons to our current and prior fiscal years.

ITEM 1. BUSINESS

GENERAL

As of February 26, 2015, we owned and operated 158 restaurants located in the 19 states of Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Mexico, New York, Ohio, Oklahoma, Oregon, Texas, Virginia and Washington. Our restaurants operate under the BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill®, or BJ’s Grill® names. Our menu features BJ’s award-winning, signature deep-dish pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations as well as by independent third party brewers using our proprietary recipes. Our four BJ’s Pizza & Grill® restaurants are a smaller format, full-service restaurant than our large format BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant & Brewhouse® format currently represents our primary expansion vehicle. BJ’s Grill® is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements are tested for potential application to our larger restaurants.

The first BJ’s restaurant opened in 1978 in Orange County, California, featuring Chicago style deep-dish pizza with a California twist on the unique flavors of deep-dish pizza. Over the years we expanded the BJ’s concept from its beginnings as a small pizzeria to a full service, high energy casual dining restaurant with a broad menu including our BJ’s award-winning, signature deep-dish pizza, as well as appetizers, entrées, pastas, burgers and sandwiches, specialty salads and desserts, including our made to order, warm pizza cookie dessert, the Pizookie®.

In 1996, we introduced our proprietary craft beers when we opened our first BJ’s Restaurant & Brewery® in Brea, California. Today all of our restaurants feature our award-winning, proprietary craft beers, which we believe differentiates us from many other restaurant concepts, and showcases the quality and care of the ingredients we use at BJ’s. Our differentiated, high-quality, craft beers further distinguish BJ’s from many other restaurant concepts and complement our signature deep-dish pizza and other menu items. Our beers have earned over 150 medals at different beer festivals and events, including 30 medals at the Great American Beer Festival. We also offer as many as 30 “guest” domestic and imported craft beers on tap, in addition to a selection of bottled beers in the majority of our restaurants. Our wide and unique beer offerings are intended to enhance BJ’s competitive positioning as a leading retailer of beer in the casual dining segment of the restaurant industry.

We compete in the casual dining segment of the restaurant industry, which is a large, highly fragmented segment with estimated annual sales in the $100+ billion range. The casual dining segment of the restaurant industry has become a fairly mature segment of the restaurant industry. According to some industry analysts and observers, the annual rate of sales growth for the segment has been gradually decreasing as a result of increased competition from more innovative quick-service and “fast casual” restaurant concepts and other food-away-from-home retailers, a leveling off of certain favorable demographic trends (the number of two wage-earner households, etc.), stagnant wage growth since 2009; and a perceived over-supply of casual dining restaurants compared to demand. We believe that, in addition to these factors, the segment has suffered from low levels of innovation and a general reduction in the overall quality and differentiation of many of the larger, more mature “mass market” casual dining chains that collectively operate several thousand “commoditized” restaurants.

In contrast to our “mass market” casual competitors, we believe that the BJ’s restaurant concept offers consumers a higher quality, more contemporary and approachable “casual plus” (or “premium casual” or “polished casual”) dining experience. The term “casual plus” typically refers to a competitive positioning that has greater quality and differentiation when compared to the more mature, “mass market” casual dining concepts with average customer checks of $11.00 to $17.00, but not necessarily as extensive as the “upscale casual” concepts that typically have average customer checks well in excess of $17.00. Accordingly, our primary business objective is to continue our national expansion program as a “casual plus” restaurant company and attempt to capture additional market share in the segment over time. Additionally, we continue to evolve our existing restaurant base by introducing a series of initiatives to drive profitable sales and traffic growth and continuously improving the customer dining experience and operating margins.

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

THE BJ’s RESTAURANT CONCEPT AND MENU

Our primary growth objective is to expand the BJ’s “casual plus” restaurant concept nationwide and to consistently deliver the BJ’s dining experience at the “BJ’s Gold Standard of Operational Excellence” by providing a genuine commitment to passionately connect with every customer, on every visit, through the flawless and relentless execution of every detail during every shift — to create and keep fanatical fans of BJ’s concept and brand. We believe that by delivering upon this commitment to our customers, we should have the best opportunity to generate significant repeat business and capture additional market share in the casual dining segment of the restaurant industry. To achieve these objectives, we plan to focus primarily on the opening of additional BJ’s Restaurant & Brewhouse® format restaurants in new and existing markets in a carefully controlled manner.

Our signature menu offering is our deep-dish pizza, which was introduced in 1978. Our unique version of deep-dish pizza is unusually light, with a crispy, flavorful, bakery-type crust. Our pizza is topped with high-quality meats, fresh vegetables and a blend of five cheeses. In fiscal 2014, total pizza sales represented approximately 13% of our total restaurant sales.

In addition to pizza, we have a broad menu featuring appetizers, specialty salads, soups, pastas, sandwiches, entrées and desserts. All of our menu items are prepared to order using high-quality ingredients. This broad menu, which we continually evolve, is an important factor in our differentiation from many other casual dining competitors. Over the last several years we have continued to evolve and differentiate our menu offerings, including a “Snacks and Small Bites” menu category, featuring small plate appetizers and salads and a lower calorie and “better for you” menu category called Enlightened Entrées®. In fiscal 2014, we introduced over 20 new menu items including such customer favorites as our Kale and Roasted Brussels Sprout Salad, our Cherry Chipotle Salmon, our Mediterranean Chicken Pita Tacos and our Peanut Butter S’mores Pizookie®. Our menu entrées generally range in price from $7.25 to $24.50. We estimate that our average per-customer check in fiscal 2014, including beverages, was approximately $14.50. Our extensive menu and moderate pricing allow us to appeal to a variety of customers and dining occasions, including everyday lunch and dinner, special occasions, and late night business.

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

In addition to adding new menu items, we consistently evaluate our current operating procedures to improve the quality of our offerings. Over this last year we have streamlined many of our operating procedures to enhance our operations in order to provide a higher quality product at a faster pace. We have also been gradually reducing some of our menu items in order to provide additional future menu capacity, innovation in our restaurants and speed of service. We believe that reducing unnecessary complexity will improve the consistency and speed of service in our restaurants which in return will enhance profitability and customer service. In fiscal 2014 we also launched our BJ’s mobile application in both the iTunes store and the Android store. The BJ’s mobile application allows our customers to add their name to our wait list before they reach the restaurant, order ahead for both dine-in and take-out and pay at the table or manage their loyalty account, among other things, from their smartphone. We believe BJ’s mobile application is just another way to help our customers enjoy BJ’s restaurants while improving the speed of service.

All of our restaurants feature our award-winning, proprietary craft beers, which we believe not only differentiates us from many other restaurant concepts, but also enhances our desire to provide greater quality and uniqueness to our customers. Approximately 9% of our total restaurant sales in fiscal 2014 consisted of our proprietary craft beers, which are freshly brewed and are not pasteurized. We also offer as many as 30 “guest” domestic and imported craft beers on tap, in addition to a selection of bottled beers in the majority of our restaurants. Our wide and unique beer offerings are intended to enhance BJ’s competitive positioning as a leading retailer of craft beer in the casual dining segment of the restaurant industry. We use qualified independent third party brewers to supply us with a portion of our proprietary craft beer. During fiscal 2014, approximately 25% of our proprietary craft beer was produced at several of our BJ’s Restaurant and Brewery® restaurants and then distributed to our other restaurants in a “hub and spoke” fashion. The remaining 75% of our proprietary craft beer was produced by other qualified independent third party brewers using our proprietary recipes. During fiscal 2014, our in-house breweries produced approximately 16,000 barrels of beer, and independent third party brewers produced approximately 50,000 barrels of beer. We expect independent third party brewers will continue producing the majority of our beers going forward. We also offer a selection of popular wines and spirits for sale in our restaurants. Alcoholic beverages, including our craft beers, represented approximately 22% of our total restaurant sales in fiscal 2014.

RESTAURANT OPERATIONS

Based on internal and publicly available data, we believe that our larger format brewery and brewhouse restaurants, on average, generate relatively high customer traffic per square foot compared to many other casual dining concepts. Therefore, we have implemented operational systems and procedures to support our desire to run our restaurants “quality fast,” particularly at peak dining periods, in order to effectively and efficiently process every customer transaction. The typical management team for a BJ’s restaurant consists of a General Manager, an Executive Kitchen Manager and three to five other managers depending on the sales volume for each restaurant. The General Manager is responsible for the day-to-day operations of their restaurant, including hiring, training, and the development of personnel, as well as for sales and operating profit. The Executive Kitchen Manager is responsible for managing food quality and preparation, purchasing, inventories and kitchen labor costs. All of our restaurants prepare detailed monthly operating budgets, and compare their actual results to their budgets. We also measure the productivity and efficiency of our restaurant operations using a variety of qualitative and quantitative statistical indicators such as kitchen ticket times, actual versus theoretical food waste, items produced or sold per labor hour, controllable operating costs per customer served and other activity measures.

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

The General Manager of each restaurant reports to a Director of Operations or an Area Vice President, who reports to a Regional Vice President or a Senior Regional Vice President. Additionally, we have Directors of Kitchen Operations who oversee the food quality, kitchen efficiency and consistency in our restaurants and help educate, coach and develop our kitchen managers. Our Directors of Kitchen Operations report to the Senior Vice President of Culinary and Kitchen Innovation. Our Regional and Senior Regional Vice Presidents report to our Chief Restaurant Operations Officer who oversees all aspects of restaurant operations including kitchen and bar operations, restaurant facility management, new restaurant openings and the roll-out of key operational initiatives.

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

In order to maintain our high standards, all new restaurant hourly employees undergo formal training from certified Employee Instructors at each restaurant. Our Employee Instructors oversee the training by position for each new hourly employee and are also utilized to support our new restaurant openings. Our hourly team goes through a series of in-depth interactive and automated training for their respective positions. Our future growth and success are highly dependent upon our ability to attract, develop and retain qualified restaurant management and hourly employees. We attempt to accomplish this by providing our employees with opportunities for increased responsibilities and advancement as well as performance-driven incentives based on both financial and customer satisfaction metrics. We also support our employees by offering what we believe to be competitive wages and, for eligible employees, competitive fringe benefits (including a 401(k) plan with a company match, medical insurance and dining discounts). Additionally, our General Managers, Executive Kitchen Managers, Directors of Kitchen Operations, Directors of Operations and certain brewery operations employees are eligible to be selected to participate in our Gold Standard Stock Ownership Program that operates under the authority of our 2005 Equity Incentive Plan (“the Plan”). This program is intended to be a long-term wealth building program based on awards of restricted stock units or other equity-based awards and is dependent on the participant’s extended service with us in their respective positions and their achievement of certain agreed upon performance objectives during that service period (generally five years).

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

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

Our BJ’s Restaurant & Brewhouse® format is currently expected to represent the vast majority of our planned new restaurant growth for the foreseeable future. We may also open new BJ’s Restaurant & Brewery® formats if operating an on-site brewery is the only legally permissible way to offer our proprietary craft beer in certain highly-desirable locations. Our BJ’s Grill® is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements are tested for potential application to our larger restaurants.

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

During fiscal 2014, we opened 11 new restaurants and closed an existing, smaller format “Pizza & Grill” restaurant in Belmont Shore, California when its lease expired. As a result, we successfully achieved our stated goal to increase our total restaurant operating weeks by approximately 11% during the year. During fiscal 2015, we plan to open at least 15 new restaurants. Based on information currently available, we expect to open eight restaurants during the first half of fiscal 2015 and as many as seven restaurants in the second half of the year. However, there are a number of risks associated with opening new restaurants and entering new markets, and it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control, including those identified under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

We have signed leases, land purchase agreements or letters of intent for all of our potential restaurant openings for fiscal 2015. As of February 26, 2015, the following table sets forth information with respect to future restaurant locations that we expect to open in fiscal 2015 and beyond for which leases or land purchase agreements have been executed:

Future Restaurants with Signed Leases
Huntsville, Alabama
Little Rock, Arkansas
Melbourne, Florida
Avon, Indiana
Baltimore, Maryland
Albuquerque, New Mexico
Columbus, Ohio
Pittsburgh, Pennsylvania
Murfreesboro, Tennessee
Southlake, Texas
Newport News, Virginia

We are currently negotiating additional leases and/or real estate purchases for potential future locations for fiscal 2015 and 2016. From time to time, we evaluate opportunities to acquire and convert other restaurant locations or entire restaurant chains to the BJ’s Restaurant concept. However, we currently have no binding commitments (other than the signed leases or land purchase agreements set forth in the table above) or agreements to acquire or convert any other restaurant locations or chains to our concepts.

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

At times, we may have some of our costs to open a restaurant effectively reimbursed to us by our landlords in the form of tenant improvement allowance incentives pursuant to agreed-upon terms in our leases. If obtained, these allowances usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. We typically seek tenant improvement allowances of approximately $100 per square foot; however, not every location we develop into a restaurant will have such allowances available. During fiscal 2014, we opened 11 new restaurants, of which only four restaurants received tenant improvement allowances. For these four restaurants, our average tenant improvement allowance was approximately $70 per square foot. However, there can be no assurance that such allowances will be available for every potential location that we seek to develop into a new restaurant. Generally, a landlord will charge us additional rent for any allowances provided to us in this regard. We may also purchase the land underlying certain restaurant locations if it becomes available. However, it is not our current strategy to own a large number of land parcels that underlie our restaurants. In many cases, we subsequently enter into sale-leaseback arrangements for land parcels that we purchase.

TARGETED NEW RESTAURANT ECONOMICS

Commencing in the second half of fiscal 2014, we began building the vast majority of our new freestanding restaurants utilizing a new prototype design that costs approximately 20% less than our prior prototype. This new prototype is approximately 7,400 square feet with seating for as many as 225 customers with a targeted gross construction cost of approximately $4.0 million (before tenant improvement allowances, if any). However, our investment costs for new restaurants may vary significantly depending on a number of factors including, but not limited to their absolute sizes, layouts (custom or prototype), type of construction labor (union or non-union), local permitting requirements, the scope of any required site work, the cost of liquor and other licenses and hook-up fees, geographical location and facility type (brewery compared to brewhouse).

In selecting sites for our restaurants, an important objective is to earn a suitable rate of return on our investment. However, this return often cannot be meaningfully measured until our restaurants reach their mature run-rate levels of sales and profitability. Maturation periods vary from restaurant to restaurant, but generally range from two to five years. As a result of our new prototype, we currently target a blended 30% return on our net cash invested to build a new restaurant, and a blended 25% return on total capital invested, which includes our net cash invested and a factor for the landlord’s invested capital (based on a capitalized value of minimum rents to be paid to the landlord) for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations. Our targeted returns on invested capital in new restaurants may change in the future, depending upon competitive conditions in the casual dining segment, real estate market conditions, construction and operating cost trends and other factors both within and outside of our control.

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

We generally target our new restaurants to achieve average annual sales at maturity of $5.0 million to $6.0 million, and we generally target an average “four wall” estimated operating cash flow margin in the range of 18% to 20% at maturity, after all occupancy expenses. Not all new restaurants are expected to achieve our average return-on-investment targets. Some may be targeted to achieve higher returns and some may be targeted to achieve lower returns, based on factors specific to each restaurant location. These factors include, among other things, the level of overall consumer and market awareness for our brand in the location’s general trade area; the specific occupancy structure and capital expenditure requirement for the location; the availability and amount of tenant improvement allowances; and the expected operating cost structure in the trade area (i.e., minimum hourly wages, local costs for fresh commodities such as produce, etc.).

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

Our preopening expense for a prototypical BJ’s Restaurant & Brewhouse® location averaged approximately $0.4 million in fiscal 2014. Preopening expenses are typically higher for non-prototypical, “custom footprint” restaurants and for a restaurant’s initial entry into a new market. During fiscal 2015, we plan to open our first restaurant in the states of Alabama, New York, Pennsylvania and Tennessee, where we expect to incur initially higher preopening costs. We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

BREWERY OPERATIONS

Sales of our proprietary craft beers represented approximately 9% of our total restaurant sales during fiscal 2014. In substantially all of our restaurants we also offer a wide selection of other popular craft beers on tap. Accordingly, total sales of beer represented approximately 12% of our total restaurant sales during fiscal 2014.

On average, each of our larger format restaurants utilized approximately 500 barrels of our proprietary craft beer during fiscal 2014. Our internal brewery operations originated in 1996 with the opening of the first large format BJ’s Restaurant & Brewery® location in Brea, California, which included our first on-site brewery. The Brea BJ’s Restaurant & Brewery® serviced not only that restaurant, but also several other California restaurants, using a “hub and spoke” production and distribution model that is legally permitted in California with certain limitations and restrictions. We currently utilize qualified independent third party brewers to produce the majority of our beer, using our proprietary recipes. In fiscal 2014, our internal breweries produced approximately 16,000 barrels of BJ’s branded beer, and independent third party brewers produced approximately 50,000 barrels of BJ’s branded beer. Our on-site breweries are typically staffed with a head brewer and an assistant brewer, who report to a brewing director. Production planning and quality control are monitored by our corporate brewery operations department which is led by our Senior Vice President of Brewing Operations. Additionally, our on-site and independent third party breweries periodically send out samples of each batch of BJ’s branded beer to an independent laboratory for quality control testing purposes.

The continued growth of our restaurant locations has resulted in a commensurate increase in our requirement for our proprietary craft beer. As a result of that growing requirement, and also in light of the constraints imposed by various state “tied-house” laws which regulate how alcoholic beverages are manufactured, distributed and marketed, we use larger-scale independent third party brewers with greater economies of scale and quality control capabilities to augment our own internal brewing capabilities. We currently believe that a combination of internal brewing and larger-scale independent third party brewing under our indirect supervision represents the optimal production method for our craft beers as we continue the expansion of our restaurants nationally. This approach allows us to get the benefits provided by brewing beer in larger batches, yet also provides us the flexibility to allow our brewery operation to focus on specialty, seasonal and research and development beers. We will continue to evaluate the benefits of internal brewing versus independent third party brewing and consider factors such as availability of adequate production capacity, brewery quality control procedures, federal and state laws, consistency of corporate and brand strategy, and the operating and capital costs associated with independent third party brewing versus the costs of brewery ownership. We estimate our total proprietary craft beer requirement to be approximately 75,000 barrels for fiscal 2015, with approximately 72% of that requirement expected to be produced by independent third party brewers. Independent third party manufacturers will also continue to produce substantially all of our craft sodas and cider products.

After utilizing independent third party brewers and distributors to satisfy the vast majority of our proprietary craft beer requirements for our Texas restaurant operations since their inception in 2002, the Texas Alcoholic Beverage Commission took the position in 2013 that our historical brewing arrangement with respect to the supply of proprietary craft beer for our Texas restaurants was not in compliance with the provisions of the Texas Alcoholic Beverage Code and related rules and regulations. In January 2014, our subsidiary, Chicago Pizza Hospitality Holding, Inc., entered into a Settlement Agreement and Waiver with the Texas Alcoholic Beverage Commission pursuant to which we agreed to terminate the use of independent third party brewers to supply proprietary craft beer for our Texas restaurants and to transition to production and supply of proprietary craft beer for our Texas restaurants through licensed brewpubs to be built, owned and operated by us on or before June 30, 2015, at which time all of our proprietary craft beer will be supplied by BJ’s owned and operated brewpubs in Texas. Brewpubs, as statutorily defined in Texas, are comparable to breweries as commonly understood elsewhere. As a result of a change in Texas law on September 1, 2013, brewpubs in Texas are now permitted to produce up to 10,000 barrels of beer per year and distribute that beer outside of the brewpub to other licensed establishments within the state of Texas. We expect that the supply of proprietary craft beer in our Texas restaurants will be met through the construction and operation of two licensed brewpubs. We do not believe that the settlement with the Texas Alcoholic Beverage Commission and the related transition to BJ’s owned and operated brewpubs in Texas will have a materially adverse effect on our business or results of operations and, except as described above, we have not encountered any material problems relating to alcoholic beverage licenses or permits to date.

Our proprietary root beer soda has been offered to customers in our restaurants for several years and is one of our most popular non-alcoholic beverages. We also offer our proprietary craft sodas product line, including cream soda, orange and black cherry. Due to the increasing popularity and sales of these products, we outsource the majority of our soda production to an independent third party manufacturer that possesses greater capacity and production economies of scale than we do.

MARKETING AND ADVERTISING

We believe that the most effective method, over the long run, to protect and enhance our customer visit frequency is to spend our marketing dollars on the plate and provide better food quality, service and facilities for our customers. However, due to the sluggish economy and the maturation of the casual dining segment of the restaurant industry, we have been prudently increasing our marketing expenditures to improve our awareness and brand equity in the markets that we operate. As part of this gradual increase in our marketing spend, we expanded our television testing in select markets in fiscal 2014, as well as used a variety of other media channels including print, radio, digital and social media programs. We also utilize our loyalty program, BJ’s Premier Rewards®, to engage with our customers and monitor their frequency and purchasing behavior.

Our marketing related expenditures were approximately 2.3%, 2.2%, and 1.5% of revenues for fiscal 2014, 2013 and 2012, respectively. We expect our marketing expenditures in 2015 to continue to be between 2% to 3% of our revenues. However, depending on the current operating conditions for casual dining restaurants, we may decide to increase or decrease our marketing expenditures beyond our current expectations.

CHARITABLE ACTIVITIES

The BJ’s Restaurants Foundation (the “Foundation”), a 501(c)(3) qualified non-profit charitable organization, is principally dedicated to supporting charities that benefit children’s healthcare and education, with a primary focus on the Cystic Fibrosis Foundation (“CFF”). Our Chairman of the Board of Directors and two of our current executive officers currently serve on the Foundation’s five-person Board of Directors. We also focus on the support of other local community and charitable causes, providing food and other resources for many worthwhile charitable events. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which supports CFF by donating a portion of our Pizookie® sales to CFF. In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training programs. As a collective result of these programs combined with programs administered by the Foundation, we donated $0.4 million, $0.4 million, and $0.5 million to CFF during fiscal 2014, 2013, and 2012, respectively.

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

INFORMATION SYSTEMS

We believe it is extremely important to provide our operators with state of the art technology so that they can better serve our customers and our employees in a more productive and efficient manner. These technologies include an automated kitchen display system (“KDS”) and bar display system (“BDS”), a web-based labor scheduling and productivity analyzer system, a theoretical food cost system and an automated front desk table management system. Each of these systems is integrated into our Point of Sale (“POS”) system which is used to record sales transactions, send menu orders to our kitchen, batch and transmit credit card transactions, record employee time clock information and produce a variety of management reports. Our KDS is an automated routing and cooking station balancing system which improves cooking station productivity, synchronizes order completion, provides valuable ticket time and cooking time data, and allows for more efficient levels of labor without sacrificing quality. Our BDS is an automated routing and beverage station balancing system which improves beverage station productivity by further leveraging our automation capability. Additionally, our web-based labor scheduling and productivity analyzer automates the labor scheduling for the managers and employees and produces a number of real-time key performance indicators and productivity reports for our management team, including controls and alerts to assist in complying with federal, state and local labor laws. Our theoretical food cost system and automated food prep system allow us to better measure our product yields and waste in our kitchens and help reduce kitchen errors and eliminate excessive waste. Our automated front desk table management system helps us to better optimize the overall seating efficiencies and “table turns” in our restaurants. We also utilize a centralized accounting and human resources system that collects data from our restaurants in order to produce operational reports and scorecard reporting as well as a data center technology services with cloud based technologies to provide scalability and bursting capabilities which support growth and enable rapid technology deployments. In fiscal 2014, we launched our BJ’s application which allowed our customers to order ahead, add their name to our waitlist, pay at the table and manage their loyalty account, among other things, from their smartphone.

We will continue to develop restaurant and support technologies that help improve financial management, cost control, the customer experience and employee effectiveness. During fiscal 2015, we plan to implement several mobile management tools for our restaurant operators for performing tasks such as ordering, inventory taking, and quality assurance auditing.

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

Additionally, in 2006 we entered into an agreement with the largest nationwide foodservice distributor of fresh produce in the United States to service most of our restaurants and, where licensed, to distribute our proprietary craft beer to our restaurants. This distributor currently delivers our proprietary craft beer to approximately 50% of our restaurants. If our relationship with this distributor were discontinued, we would pursue alternative distributors. However, it may take some time to enter into replacement distribution arrangements, and our costs for distribution may increase as a result.

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

Our restaurant concept is a relatively small “varied menu” casual dining competitor when compared to the mature “mass market” chains, with 63 of our restaurants currently located in one state — California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major casual dining chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources. Accordingly, we must be prepared to constantly evolve and refine the critical elements of our restaurant concept over time to protect our longer-term competitiveness. Additionally, due to the continuing difficult operating environment for casual dining restaurants, coupled with continuing pressure on consumer spending for restaurant occasions, we expect that our larger chain restaurant competitors will continue to allocate even more resources to their national media advertising and discounting programs in order to protect their respective market shares, which could have an adverse effect on our sales and results of operations.

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

RELATED PARTY TRANSACTIONS

As of December 30, 2014, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 12.0% of our outstanding common stock. In addition, James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with DMA, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $86.7 million, $82.8 million, and $78.0 million of food, beverage, paper products and supplies for fiscal 2014, 2013, and 2012, respectively, which represents 21.9%, 22.6%, and 23.9% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $4.0 million and $4.8 million, at December 30, 2014 and December 31, 2013, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and are included in ”Cost of sales” on the Consolidated Statements of Income.

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

Our restaurants and breweries are subject to “tied house” laws and the “three tier system” of liquor distribution, both of which were introduced at the federal level after the repeal of Prohibition. These laws generally prohibit brewers from holding retail licenses and require separate licensing for manufacturers, distributors and retailers. Over the last 25 years, “brewpubs” have been legalized in most states through formalized exceptions to these laws. However, brewpubs are generally licensed as retailers and do not have the same privileges as a microbrewery, and the restrictions imposed on brewpubs vary from state to state. These restrictions prevent us from operating both brewpubs and restaurants in some states. We believe that we are currently in compliance with the brewpub regulations in the states where we hold such licenses. However, there is some risk that a state’s brewpub regulations or the interpretation of these regulations may change in a way that could impact our current model of manufacturing beer and/or supplying beer to our restaurants in that state. We apply for our liquor and brewing licenses with the advice of outside legal and licensing counsel and consultants. Even after the issuance of these licenses, our operations could be subject to differing interpretations of the “tied house” laws and the requirements of the “three tier system” of liquor distribution in any jurisdiction that we conduct business. Additionally, the failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

We are subject to “dram-shop” statutes in California and other states in which we operate. Those statutes generally provide a person who has been injured by an intoxicated person the right to recover damages from an establishment that has wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry and would help protect us from exposure created by possible claims. Even though we carry liquor liability insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a materially adverse effect on us. Regardless of whether any claims against us are valid or whether we are liable, claims may also be expensive to defend and may divert management’s time and our financial resources away from our operations. We may also be adversely affected by publicity resulting from such claims.

Various federal and state labor laws, along with rules and regulations, govern our relationship with our employees, including such matters as minimum wage, overtime, tip credits, health insurance, working conditions, safety and work eligibility requirements. Significant additional governmental mandates such as an increased minimum wage, an increase in paid time off or leaves of absence, mandates on health benefits and insurance or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact our restaurants. We are also subject to the regulations of the Immigration and Customs Enforcement (“ICE”) branch of the United States Department of Homeland Security. In addition, some states in which we operate have adopted immigration employment protection laws. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our employees may not meet federal work eligibility or residency requirements, despite our efforts and without our knowledge, which could lead to a disruption in our work force. Additionally, our suppliers may also be affected by various federal and state labor laws which could result in supply disruptions for our various goods and services or higher costs for goods and services supplied to us.

We are also subject to various laws and proposals regarding regulations relating to nutritional content, nutritional labeling, product safety and menu labeling.

We are subject to federal and state environmental regulations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2014, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

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

EMPLOYEES

At February 26, 2015, we employed approximately 18,500 employees at our 158 restaurants. Most of our employees in our restaurant operations provide their services on a part-time basis. We also employed approximately 200 employees at our restaurant support center and in our field supervision organization. We believe that we maintain favorable relations with our employees. Currently, no unions or collective bargaining arrangements are in place at our Company.

INSURANCE

We maintain workers’ compensation, general liability, property, cyber and other insurance coverage with deductibles and limits that we believe are currently appropriate for our operations. However, we are self-insured for a portion of our employee workers’ compensation program and our general liability program. We maintain coverage with a third party insurer to limit our total exposure for these programs. There is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits, that we can continue to obtain and maintain such insurance at all or that our premium costs will not rise to an extent that they adversely affect our ability to economically obtain or maintain such insurance. While we also carry employment practices insurance, a settlement or judgment against us in excess of, or outside of, our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position and business. See “Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances” in “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

TRADEMARKS AND COPYRIGHTS

We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concept. Our domestically-registered trademarks and service marks include, among others, our stylized logos displaying the name “BJ’s” for restaurant services, restaurant and bar services, on-line ordering and take-out restaurant services and the word mark “BJ’s” for restaurant and bar services, take-out and carry-out restaurant services. We have also registered with the United States Patent and Trademark Office our standard and seasonal beer logos and names, as well as many of our signature menu item names including “Great White” and “Sweet Pig” for our proprietary pizzas, “Pizookie” for our proprietary dessert and “Wow, I Love This Place” for our proprietary motto. We have registered several of our marks in a number of foreign countries. Additional domestic and foreign trademark applications are pending. We have also registered our ownership of the internet domain name “www.bjsrestaurants.com” and other internet domain names. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concepts. However, there are other restaurants, retailers and businesses that also use the name “BJ’s” in some form or fashion throughout the United States and abroad. We have in the past protected, and expect to continue to vigorously protect, our proprietary rights. We cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept and products. It may be difficult for us to prevent others from copying elements of our concept. Any litigation undertaken to enforce our rights will likely be costly. In addition, we may face claims of misappropriation or infringement of third parties’ trademarks or other intellectual property rights. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use certain intellectual property rights or information in the future and may result in a judgment or monetary damages.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and senior management as of February 26, 2015:

Name	Age	Position
Gregory A. Trojan	55	President, Chief Executive Officer and Director
Gregory S. Levin	47	Executive Vice President, Chief Financial Officer and Secretary
Gregory S. Lynds	53	Executive Vice President and Chief Development Officer
Kevin E. Mayer	45	Executive Vice President and Chief Marketing Officer
John D. Allegretto	51	Chief Supply Chain Officer
Brian S. Krakower	44	Senior Vice President and Chief Information Officer
Kendra D. Miller	40	Senior Vice President, General Counsel and Assistant Secretary
Alexander M. Puchner	53	Senior Vice President, Brewing Operations
Lon F. Ledwith	57	Senior Vice President, Operations Talent Development

GREGORY A. TROJAN has served as our President and a member of the Company’s Board of Directors since December 2012 and as our Chief Executive Officer since February 2013. Prior to joining the Company, Mr. Trojan was employed by Guitar Center, Inc., a leading retailer of musical instrument products, where he served as President, Chief Executive Officer and Director from November 2010 to November 2012 and as President, Chief Operating Officer and Director from October 2007 to November 2010. From 1998 to 2006, Mr. Trojan served as Chief Executive Officer of House of Blues Entertainment, Inc., an operator of restaurant and music venues, concerts and media properties, having served as President from 1996 to 1998. Prior to that, he held various positions with PepsiCo from 1990 to 1996, including service as an executive officer and eventually as Chief Executive Officer of California Pizza Kitchen, Inc., when it was owned by PepsiCo. Earlier in his career, Mr. Trojan was a consultant at Bain & Company, the Wharton Small Business Development Center and Arthur Andersen & Company. Mr. Trojan served on the Board of Directors at Oakley Inc. from June 2005 to November 2007. Since March 2010, he has served as a director of Domino’s Pizza, Inc.

GREGORY S. LEVIN has served as our Chief Financial Officer since September 2005. He was promoted to Executive Vice President in October 2007 and added the post of Secretary in June 2008. From February 2004 to August 2005, Mr. Levin served as Chief Financial Officer and Secretary of SB Restaurant Company, a privately held company that operated the Elephant Bar Restaurants. From 1996 to 2004, Mr. Levin was employed by California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President, Chief Financial Officer and Secretary. Earlier in his career, he served as an audit manager with Ernst & Young LLP.

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

KEVIN E. MAYER has served as our Executive Vice President and Chief Marketing Officer since July 2014. Prior to joining the Company, Mr. Mayer was employed by Volkswagen of America, the U.S. subsidiary of the second largest global auto brand, Volkswagen AG, where he served as Vice President of Marketing from June 2012 to December 2013. From October 2010 to June 2012, Mr. Mayer was employed by General Motors and served as their Director of Global Advertising and Promotions for Chevrolet. Prior to that, Mr. Mayer served as the Director of Marketing Communications for Subaru of America from March 2007 to October 2010. Early in his career, Mr. Mayer served in a variety of agency and client-side leadership roles such as Grey Advertising.

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

KENDRA D. MILLER has served as our Senior Vice President, General Counsel and Assistant Secretary since March 2011. From August 2008 to February 2011, Ms. Miller practiced law as a partner at the international law firm of Crowell & Moring LLP in Irvine, California. From January 2001 to August 2008, she was employed by Carlton, DiSante & Freudenberger LLP where she became a partner in January 2008. From September 1999 to December 2000, she practiced law at Paul, Hastings, Janofsky & Walker LLP, in Los Angeles, California. In her private practice, she litigated on behalf of and counseled numerous restaurant chains on employment law and business matters.

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

As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook®, Twitter® and Google+™ to attract and retain customers. We also are initiating a multi-year effort to implement new technology platforms that should allow us to improve our level of digital engagement with our customers and employees and thereby help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased employee engagement. Our brand could also be confused with brands that have similar names, including but not limited to brands such as BJ’s Wholesale Club and other unaffiliated restaurants that use “BJ’s” in their names. As a result, our brand value may be adversely affected by any negative publicity related to others that use “BJ’s” in their brand names. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business.

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

The above factors could also impose practical limits on our menu price increases. From time to time, we may announce that we intend to take price increases on selected menu items in order to offset increased operating expenses. Although we believe that we have not experienced significant consumer resistance to our past price increases, in light of the current economic and competitive environment, we cannot provide assurance that any future menu price increases will not deter customers from visiting our restaurants, reduce the frequency of their visits or affect their purchasing decisions.

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

In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail centers, we may experience a drop in the level of quality of such centers where we operate restaurants. Our future development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.

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

We intend to open new restaurants in both established and new markets. Opening new restaurants in established markets generally provides some advantages in the form of stronger levels of initial consumer awareness, trial and usage, as well as greater leverage of certain supply chain and field supervision resources. On the other hand, there is a risk that some portion of the sales of existing restaurants in the market may transfer to newly opened restaurants in the market, resulting in negative pressure on our overall comparable restaurant sales metric. While we do not generally select locations for our new restaurants where we believe that a significant sales transfer will likely occur, some unexpected sales transfer may inadvertently occur.

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

We plan to continue opening new restaurants and currently expect to open at least 15 new restaurants during fiscal 2015. We may also consider the internal development or acquisition of additional restaurant concepts in the future, and we may also evaluate potential joint ventures to supplement our pace of expansion. Our continued expansion will increase demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

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

Any failure to drive both short-term and long-term profitable sales growth through continued enhancements to the BJ’s restaurant concept and brand, coupled with any slippage in restaurant operational execution, could result in poor financial performance. As part of our business strategy, we intend to drive profitable sales growth by increasing sales at existing restaurants and by opening new restaurants. This strategy involves numerous risks, and we may not be able to achieve our growth objectives. If we are unable to maintain BJ’s brand relevance and restaurant operational excellence to achieve sustainable comparable restaurant sales growth, we may have to consider slowing the pace of new restaurant openings. BJ’s short-term sales growth could be impacted if we are unable to drive near-term growth in customer traffic, and long-term sales growth could be impacted if we fail to continue to evolve BJ’s to maintain its relevance, contemporary energy and overall value and appeal to the consumer.

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

Our future operating results may fluctuate significantly due to the expenses required opening new restaurants.

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

As of February 26, 2015, 153 of our 158 restaurants are located on leased premises and are subject to varying lease-specific arrangements. Some of our leases require base rent that is subject to regional cost-of-living increases and other leases include base rent with specified periodic increases. Other leases are subject to renewal at fair market value, which could involve substantial increases. Additionally, many leases require contingent rent based on a percentage of gross sales. There can be no assurance that we will be able to renew our expiring leases after the expiration of all remaining renewal options; therefore we may incur additional costs to operate our restaurants, including increased rent and other costs related to our renegotiation of terms of occupancy of an existing leased premise in a desirable location, and costs for the relocation and development of a replacement restaurant, if we choose not to renew a lease, or are unable to do so, on favorable terms in a desirable location.

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

As of February 26, 2015, of our 158 restaurants, 63 were located in the state of California, 32 were located in Texas and 19 were located in the state of Florida. Many states and municipalities in which our restaurants are located are experiencing or may experience severe revenue shortfalls and budget shortfalls. Additionally, changes in state and municipal-level regulatory requirements, such as increases to the minimum wage rate, income, unemployment insurance, and other taxes as well as mandatory healthcare coverage or paid leave in some cities where we operate or may desire to operate restaurants, may adversely impact our financial results. Additionally, we believe that California is subject to a greater risk for earthquakes, fires, water shortages, energy fluctuations and other natural and man-made disasters than most other states.

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

Restaurant consumers are highly focused on overall value and price perception. If other restaurants are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our customer traffic levels may suffer which would adversely impact our revenues and profitability. In addition, with improving product offerings at “fast-casual” restaurants, quick-service restaurants and grocery stores, consumers may choose to trade down to these alternatives, which could also negatively affect our financial results.

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

Our operations are susceptible to changes in our food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), brewery and energy supplies which could adversely affect our profitability.

Our profitability depends, in part, on our ability to anticipate and effectively react to changes in food, labor, utilities and supply costs. Our supply chain department negotiates prices for all of our ingredients and supplies through contracts (with terms of one month up to one year, or longer in a few cases), spot market purchases or commodity pricing formulas. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, could also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so could adversely affect our operating results or cash flows from operations. We also have a single or a limited number of suppliers for certain of our commodity and supply items. Accordingly, supply chain risk could increase our costs and limit the availability of some products that are critical to our restaurant and brewing operations.

The overall cost environment for food commodities can be volatile primarily due to domestic and worldwide agricultural supply/demand and other macroeconomic factors that are outside of our control. The availabilities and prices of food commodities are also influenced by increased energy prices, droughts, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, and other issues. Virtually all commodities purchased and used in the restaurant industry (meats, grains, oils, dairy products, and energy) have varying amounts of inherent price volatility associated with them. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants and breweries, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Increases in minimum wage, health care costs and other benefit costs may have a material adverse effect on our labor costs. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control. In addition, raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar and increases in local demand, which may increase our costs and negatively impact our profitability.

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

Brewery operations require various federal, state, and local licenses, permits and approvals. Our restaurants and on-site breweries operate pursuant to exceptions to the “tied house” laws, which created the “three tier system” of liquor distribution. These “tied house” laws were adopted by all of the states after the repeal of Prohibition and, generally, prohibit brewers from holding retail licenses and prohibit vertical integration in ownership and control among the three tiers. Brewery restaurants and brewpubs operate under exceptions to these general prohibitions. Over the last 25 years, nearly all of the states have adopted laws and regulations permitting brewery restaurants and brewpubs; however, the privileges and restrictions for brewpubs and brewery restaurants vary from state to state.

We apply for our liquor and brewing licenses with the advice of outside legal and licensing consultants. Generally, our brewery restaurants are licensed as retailers with limited privileges to brew beer on the restaurant premises, and we do not have the same privileges as a microbrewery. Other restrictions imposed by law may prevent us from operating both brewery restaurants and non-brewery restaurants in some states. We are at risk that a state’s regulations concerning brewery restaurants or the interpretation of these regulations may change. Because of the many and various state and federal licensing and permitting requirements, there is a significant risk that one or more regulatory agencies could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within its jurisdiction. Even after the issuance of our licenses, our operations could be subject to differing interpretations of the “tied house” laws and the requirements of the “three tier system” of liquor distribution in any jurisdiction that we conduct business. Any such changes in interpretation may adversely impact our current model of brewing beer or supplying beer, or both, to our restaurants in that state, and could also cause us to lose, either temporarily or permanently, the licenses, permits and registrations necessary to conduct our restaurant operations, and subject us to fines and penalties.

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

Our dependence on independent third party brewers and manufacturers for some of our beer and soda could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer and sodas.

Our proprietary craft beer and soda are key factors in the success of our business. Each year, our brewery operations department forecasts our annual beer requirements based on our current restaurant requirements and expansion plans and determines our brewery production. Additionally, in certain states we are either legally required or choose to arrange for independent third party brewers to brew our beer using our proprietary recipes. If our independent third party brewers cease doing business with us, or cannot make a scheduled delivery to us because of a supply chain or production disruption or other issues, or if we cannot otherwise satisfy our internal brewing requirements, we could experience short-term supply shortages in some or all of our restaurants which may result in a loss of revenue. Potential disruptions at breweries include labor issues, governmental and regulatory actions, quality issues, contractual disputes, machinery failures or operational shut downs. Additionally, if these independent third party brewers cease doing business with us, we could be required to purchase or brew our own beer at higher costs to us, or we may not be able to sell our proprietary craft beer at all, until we are able to secure an alternative supply source. If our independent third party brewers fail to adhere to our proprietary recipe and brewing specifications, the consistency and quality of beer offerings, and thus our reputation, customer patronage, revenues and results of operations, could be adversely affected. The above risk factors also apply to the supply of our proprietary craft cider, root beer and other sodas, which are currently produced by an outside independent third party manufacturer. As the brewing industry continues to consolidate, the financial stability of those brewery operations where we currently contract for our proprietary craft beer production, as well as their ability or willingness to continue to meet our beer production requirements, continues to be a significant risk in our business model. Accordingly, there can be no guarantees that our proprietary brewing requirements will continue to be met in the future.

From time to time, we or our independent third party brewers and manufacturers may also experience shortages of kegs necessary to distribute our craft beer and proprietary craft sodas. We distribute our craft beer and proprietary craft sodas in kegs that are owned by us as well as leased from third party vendors. We are also responsible for providing kegs to the independent third party brewers and third party soda manufacturers that produce our proprietary craft beers and sodas.

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

The Texas Alcoholic Beverage Commission has taken the position that our historical brewing arrangement with respect to the supply of proprietary craft beer for our Texas restaurants was not in compliance with the provisions of the Texas Alcoholic Beverage Code and related rules and regulations. However, as a result of a change in Texas law on September 1, 2013, brewpubs in Texas are now permitted to produce up to 10,000 barrels per year and distribute that beer outside of the brewpub to other licensed establishments within the state of Texas. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth in “Item 1. Business – Brewery Operations.”

Government laws and regulations affecting the operation of our restaurants, including (but not limited to) those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, consumer health and safety, health insurance coverage, nutritional disclosures, and employment eligibility-related documentation requirements could increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.

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

Litigation, including allegations of illegal, unfair or inconsistent employment practices, could have a material adverse effect on our business.

Our business is subject to the risk of litigation by employees, customers, suppliers, shareholders, government agencies or others through private actions, class or collective actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; customer discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; violation of “dram-shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party); trademark or patent infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our brands, regardless of whether the allegations are valid or we ultimately are found liable. Litigation could impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, could adversely affect employee acquisition and retention. Also, some employment related claims in the area of wage and hour disputes are not insurable risks. We also are subject to claims and disputes from landlords under our leases, which could lead to litigation or a threatened or actual lease termination. Litigation of any nature may be expensive to defend and may divert money and management’s attention from our operations and adversely affect our financial condition and results of operations.

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

The market price of our common stock may be volatile and our shareholders may lose all or part of their investment.

The market price of our common stock could fluctuate significantly, and our shareholders may not be able to resell their shares at or above the price they paid for them. Those fluctuations could be based on various factors in addition to those otherwise described in this Form 10-K and the following:

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

We are heavily dependent on information technology in our operations as well as with respect to our customer loyalty and employee engagement programs. And any material failure of such technology, including but not limited to cyber-attacks, could materially adversely affect our revenues and impair our ability to efficiently operate our business.

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

We accept electronic payment cards from our customers for payment in our restaurants. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen in addition to other personal information such as our customer’s names, email addresses, home addresses and phone numbers. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Additionally, any publicity related to stolen personal identification from credit and debit card information or other personal information such as our customer’s or employee names, email addresses, home addresses and phone numbers may negatively affect our sales and profitability. We also receive and maintain certain personal information about our customers and employees. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our employees fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit cards as payment in our restaurants and on-line store depends on us remaining in compliance with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit card and other personal information. Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary systems and process changes.

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

Unsolicited takeover proposals, governance change proposals, proxy contests and certain proposals/actions by activist investors may create additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

Public companies in the restaurant industry have been the target of unsolicited takeover proposals in the past. In the event that a third party, such as a competitor, private equity firm or activist investor makes an unsolicited takeover proposal, or proposes to change our governance policies or board of directors, or makes other proposals concerning the Company’s ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and employees, and could require the expenditure of significant time and resources by us. Such proposals may create uncertainty for our employees’ additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

Any failure to complete stock repurchases under our previously announced repurchase program may negatively impact investor perception of us, and could therefore affect the market price and volatility of our stock.

Our stock repurchase program may require us to use a significant portion of our cash flow from operations and/or may require us to incur indebtedness utilizing our existing Credit Facility or some other form of debt financing. Our ability to repurchase stock will depend on our ability to generate sufficient cash flows from operations, as supplemented by proceeds from the exercise of employee stock options and our capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. The inability to complete stock repurchases under our previously announced repurchase program may negatively impact investor perception of us, and could therefore affect the market price and volatility of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of February 26, 2015, we operated a total of 158 restaurants as follows:

	BJ’s Pizza & Grill®	BJ’s Grill®	BJ’s Restaurant & Brewhouse®	BJ’s Restaurant & Brewery®	Total
Arkansas	–	–	1	–	1
Arizona	–	–	5	1	6
California	4	1	52	6	63
Colorado	–	–	5	–	5
Florida	–	–	19	–	19
Indiana	–	–	1	–	1
Kansas	–	–	1	–	1
Kentucky	–	–	2	–	2
Louisiana	–	–	2	–	2
Maryland	–	–	2	–	2
Nevada	–	–	4	1	5
New Mexico	–	–	1	–	1
New York	–	–	1	–	1
Ohio	–	–	4	–	4
Oklahoma	–	–	3	–	3
Oregon	–	–	2	1	3
Texas	–	–	31	1	32
Virginia	–	–	3	–	3
Washington	–	–	4	–	4

	4	1	143	10	158

As of February 26, 2015, the average interior square footage of our restaurants was approximately 8,300 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit.

As of February 26, 2015, 153 of our 158 existing restaurants are located on leased properties. We own the underlying land for five of our operating restaurants. There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rent) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our restaurant support center (“RSC”) is located in an approximate 56,000 square foot leased space in Huntington Beach, California. Our RSC lease expires August 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a summary of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock (symbol BJRI) trades on the NASDAQ Global Select Market. All stock prices are closing prices per the NASDAQ Global Select Market. On February 25, 2015, the closing price of our common stock was $52.47 per share. The table below shows our high and low common stock closing prices as reported by the NASDAQ Global Select Market.

	Common Stock
	High	Low
Fiscal 2014
First Quarter	$35.18	$25.63
Second Quarter	$35.87	$28.55
Third Quarter	$37.77	$30.64
Fourth Quarter	$50.30	$33.06
Fiscal 2013
First Quarter	$35.27	$29.40
Second Quarter	$38.87	$31.57
Third Quarter	$40.61	$28.67
Fourth Quarter	$31.59	$25.60

As of February 26, 2015, we had approximately 90 shareholders of record and we estimate that there were approximately 9,000 beneficial shareholders.

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

Stock-Based Compensation Plan Information

We have two stock-based compensation plans – the 2005 Equity Incentive Plan and the 1996 Stock Option Plan – under which we may issue shares of our common stock to employees, officers, directors and consultants. Upon effectiveness of the 2005 Equity Incentive Plan, the 1996 Stock Option Plan was closed for purposes of new grants and the remaining available shares for grant, including those shares related to option awards forfeited or terminated without exercise under the 1996 Stock Option Plan accrue to the 2005 Equity Incentive Plan. Both of these plans have been approved by our shareholders. Under the 2005 Equity Incentive Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards under these two plans as of December 30, 2014 (share numbers in thousands):

	Number of securities to be issued upon exercise of outstanding stock options and restricted stock units	Weighted average exercise price of outstanding stock options and restricted stock units	Number of securities remaining available for future issuance under stock-based compensation plans
Stock-based compensation plans approved by shareholders	1,979	$25.62	435
Stock-based compensation plans not approved by shareholders	–	$–	–

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

In April 2014, our Board of Directors authorized a $50 million share repurchase plan, which was subsequently increased to $150 million in August 2014. Approximately $100 million of this amount was repurchased during fiscal 2014. The share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buybacks, and/or open market purchases. As of December 30, 2014, we have approximately $50 million available under our current share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make stock repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to repurchases of common shares made during fiscal 2014:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
04/02/2014 – 04/30/2014	–	$–	–	$–	$50,000,000
05/01/2014 – 05/28/2014	70,469	$29.50	70,469	$–	$47,948,931
05/29/2014 – 07/01/2014	220,685	$34.42	220,685	$–	$40,203,604
07/02/2014 – 07/29/2014	324,712	$33.69	324,712	$–	$29,348,104
07/30/2014 – 08/26/2014	763,547	$35.41	763,547	$100,000,000	$102,183,693
08/27/2014 – 09/30/2014	642,515	$36.82	642,515	$–	$78,570,878
10/01/2014 – 10/28/2014	814,057	$35.28	814,057	$–	$50,000,021
10/29/2014 – 11/25/2014	–	$–	–	$–	$50,000,021
11/26/2014 – 12/30/2014	–	$–	–	$–	$50,000,021

Total	2,835,985	$34.62	2,835,985

(1)	Period information is presented by reference to our fiscal months during fiscal 2014.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 30, 2014, are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Fiscal Year
	2014	2013	2012	2011 (1)	2010
	(in thousands, except per share data)
Revenues	$845,569	$775,125	$708,325	$620,943	$513,860
Costs and expenses:
Cost of sales	212,979	191,891	175,636	152,695	126,078
Labor and benefits	298,703	273,458	245,078	214,470	178,199
Occupancy and operating	182,149	173,981	150,312	127,291	109,566
General and administrative	51,558	49,105	45,131	39,952	34,632
Depreciation and amortization	55,387	49,007	41,347	34,075	28,878
Restaurant opening	4,973	9,132	8,440	6,997	5,189
Loss on disposal of assets and impairments	1,963	3,879	557	1,039	1,164
Legal and other settlements	2,431	812	959	2,037	–

Total costs and expenses	810,143	751,265	667,460	578,556	483,706

Income from operations	35,426	23,860	40,865	42,387	30,154
Other income:
Interest income (expense), net	(238)	133	222	89	34
Gain on investment settlement	–	–	797	614	–
Other income, net	1,135	1,019	772	562	612

Total other income	897	1,152	1,791	1,265	646

Income before income taxes	36,323	25,012	42,656	43,652	30,800

Income tax expense	8,926	3,990	11,247	12,082	7,638

Net income	$27,397	$21,022	$31,409	$31,570	$23,162

Net income per share:
Basic	$0.99	$0.75	$1.12	$1.14	$0.86

Diluted	$0.97	$0.73	$1.09	$1.08	$0.82

Weighted average number of shares outstanding:
Basic	27,710	28,194	27,994	27,631	27,073

Diluted	28,316	28,895	28,857	29,143	28,167

Consolidated Balance Sheets Data (end of period):
Cash and cash equivalents	$30,683	$22,995	$15,074	$22,391	$31,518
Marketable securities	$–	$9,791	$25,850	$30,744	$22,679
Total assets	$647,083	$610,879	$559,521	$502,079	$430,085
Total long-term debt (including current portion)	$58,000	$–	$–	$–	$–
Shareholders’ equity	$348,689	$401,436	$371,834	$332,449	$287,826

(1)	Fiscal 2011 consists of 53 weeks. All other fiscal years presented consist of 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of February 26, 2015, we owned and operated 158 restaurants located in 19 states as described in Item 2 —Properties — “Restaurant Locations” in this Form 10-K. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery®, a BJ’s Restaurant & Brewhouse®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Our menu features BJ’s award-winning, signature deep-dish pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations as well as by independent third party brewers using our proprietary recipes. Our four BJ’s Pizza & Grill® restaurants are a smaller format, full-service restaurant than our large format BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant & Brewhouse® format currently represents our primary expansion vehicle. BJ’s Grill® is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements are tested for potential application to our larger restaurants.

We intend to continue developing and opening new BJ’s restaurants in high profile locations within densely populated areas in both existing and new markets. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve sustained increases in comparable restaurant sales in excess of our annual effective menu price increases for our mature restaurants, assuming we are able to retain our customer traffic levels in those restaurants. Therefore, we currently expect that the majority of our year-over-year revenue growth for fiscal 2015 will be derived from new restaurant openings and the carryover impact of partial-year openings during fiscal 2014.

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

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected. Revenues from our gift cards are recognized upon redemption in our restaurants. Gift card breakage is recognized as a component of “Other income, net” on our Consolidated Statements of Income. Gift card breakage is recorded when the likelihood of the redemption of the gift cards becomes remote, which is typically after 24 months from original gift card issuance.

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

During fiscal year 2014, we closed a smaller format, BJ’s Pizza & Grill® legacy restaurant in Belmont Shore, California, when its lease expired. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, there is no guarantee that we can mutually agree to a new lease that is satisfactory to our landlord and us or that, if renewed, rents will not increase substantially. We currently have one smaller format “Pizza & Grill” restaurant lease scheduled to expire during the next twelve months. We are currently in discussions to relocate this restaurant within the same trade area in the next 12 to 24 months.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Income expressed as percentages of total revenues. All fiscal years presented consist of 52 weeks with the exception of fiscal year 2011 which consists of 53 weeks. Percentages reflected below may not reconcile due to rounding.

	Fiscal Year
	2014	2013	2012	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.2	24.8	24.8	24.6	24.5
Labor and benefits	35.3	35.3	34.6	34.5	34.7
Occupancy and operating	21.5	22.4	21.2	20.5	21.3
General and administrative	6.1	6.3	6.4	6.4	6.7
Depreciation and amortization	6.6	6.3	5.8	5.5	5.6
Restaurant opening	0.6	1.2	1.2	1.1	1.0
Loss on disposal of assets and impairments	0.2	0.5	0.1	0.2	0.2
Legal and other settlements	0.3	0.1	0.1	0.3	–

Total costs and expenses	95.8	96.9	94.2	93.2	94.1

Income from operations	4.2	3.1	5.8	6.8	5.9
Other income:
Interest income (expense), net	–	–	–	–	–
Gain on investment settlement	–	–	0.1	0.1	–
Other income, net	0.1	0.1	0.1	0.1	0.1

Total other income	0.1	0.1	0.3	0.2	0.1

Income before income taxes	4.3	3.2	6.0	7.0	6.0
Income tax expense	1.1	0.5	1.6	1.9	1.5

Net income	3.2%	2.7%	4.4%	5.1%	4.5%

52 WEEKS ENDED DECEMBER 30, 2014 (FISCAL 2014) COMPARED TO THE 52 WEEKS ENDED DECEMBER 31, 2013 (FISCAL 2013)

Revenues. Total revenues increased by $70.4 million, or 9.1%, to $845.6 million during fiscal 2014 from $775.1 million during fiscal 2013. The increase in revenues primarily consisted of an increase of approximately $76.2 million in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 0.8%, or $5.8 million decrease in comparable restaurant sales. The decrease in comparable restaurant sales resulted principally from a reduction in customer traffic.

Cost of Sales. Cost of sales increased by $21.1 million, or 11.0%, to $213.0 million during fiscal 2014 compared to $191.9 million during fiscal 2013. This increase was primarily due to the opening of 11 new restaurants during fiscal 2014. As a percentage of revenues, cost of sales increased to 25.2% for fiscal 2014 from 24.8% for the prior fiscal year. The percentage increase was primarily related to commodity cost increases for dairy and meats and a shift in our sales mix to items with higher food costs as a percentage of their selling prices, partially offset by increased menu pricing.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $25.2 million, or 9.2%, to $298.7 million during fiscal 2014, compared to $273.5 million during fiscal 2013. This increase was primarily due to the opening of 11 new restaurants during fiscal 2014. As a percentage of revenues, labor and benefit costs remained at 35.3% for fiscal 2014 and the prior fiscal year as minimum wage increases were essentially offset by improved hourly labor productivity. Included in labor and benefits for fiscal 2014 and 2013 was approximately $1.5 million and $1.3 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management employees.

Occupancy and Operating. Occupancy and operating expenses increased by $8.2 million, or 4.7%, to $182.1 million during fiscal 2014 compared to $174.0 million during fiscal 2013. This increase was primarily due to the opening of 11 new restaurants during fiscal 2014. As a percentage of revenues, occupancy and operating expenses decreased to 21.5% for fiscal 2014 from 22.4% for the prior fiscal year. This percentage decrease was primarily due to certain cost savings initiatives focused on repairs and maintenance and supply costs, plus a reduction in the Texas mixed beverage gross receipts tax paid by us.

General and Administrative. General and administrative expenses increased by $2.5 million, or 5.0%, to $51.6 million during fiscal 2014 compared to $49.1 million during fiscal 2013. The increase in general and administrative costs was primarily due to higher cash-based incentive compensation and other restaurant support costs, offset by fewer managers in our training program and less recruiting, travel and related expenses. Included in general and administrative costs for fiscal 2014 and 2013 was $3.2 million and $3.1 million, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.1% for fiscal 2014 from 6.3% for the prior fiscal year. This percentage decrease was primarily due to fewer managers in our training program and less travel related expenses as compared to the prior year, offset by higher cash-based incentive compensation.

Depreciation and Amortization. Depreciation and amortization increased by $6.4 million, or 13.0%, to $55.4 million during fiscal 2014 compared to $49.0 million during fiscal 2013. As a percentage of revenues, depreciation and amortization increased to 6.6% for fiscal 2014 from 6.3% for the prior fiscal year. This percentage increase was principally a result of depreciation for new restaurants, restaurant remodels and other initiatives, coupled with the deleveraging of the fixed component of these expenses as a result of lower comparable restaurant sales.

Restaurant Opening. Restaurant opening expenses decreased by $4.2 million, or 45.5%, to $5.0 million during fiscal 2014 compared to $9.1 million during fiscal 2013. This decrease is primarily due the opening of 11 new restaurants during fiscal 2014 as compared to 17 new restaurants during fiscal 2013. Our opening costs will fluctuate from period to period, depending upon, but not limited to, the number of restaurant openings, the location of the restaurants and the complexity of the staff hiring and training process.

Loss on Disposal of Assets and Impairments. Loss on disposal of assets and impairments decreased by $1.9 million, or 49.4%, to $2.0 million during fiscal 2014 compared to $3.9 million during fiscal 2013. During fiscal 2014, these costs related to the disposal of certain unproductive restaurant assets, the write off of the remaining net book value of assets related to the closure of our smaller format restaurant in Belmont Shore, California upon the expiration of its lease, and the reduction in the carrying value of our smaller format restaurant in La Jolla, California, which is scheduled to close upon the expiration of its lease in fiscal 2015. During fiscal 2013, these costs were related to the reduction in the carrying value of one of our underperforming BJ’s Restaurant & Brewhouse® restaurants and the write off of the remaining net book value of assets related to the closure and relocation of our smaller format restaurant in Eugene, Oregon, coupled with the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Legal and Other Settlements. Legal and other settlements of approximately $2.4 million during fiscal 2014 was related to professional fees and other expenses incurred in connection with our shareholder settlement dated April 21, 2014, as compared to legal and other settlements of approximately $0.8 million during fiscal 2013 related to accrued compensation and related benefits resulting from employment settlements, a Texas Alcoholic Beverage Commission settlement related to our beer model in Texas and a sales tax audit assessment. See our Current Report on Form 8-K filed on April 22, 2014 for a description of our shareholder settlement.

Other Income, Net. Other income, net, increased by $0.1 million, or 11.4%, to $1.1 million during fiscal 2014 compared to $1.0 million during fiscal 2013. This increase was primarily due to greater gift card breakage income offset by a decrease in the cash surrender value of certain life insurance programs under our deferred compensation plan. Based on an analysis of our gift card program since its inception, we determined that at 24 months after issuance date, the likelihood of gift card redemption is remote.

Income Tax Expense. Our effective income tax rate for fiscal 2014 was 24.6% compared to 16.0% for fiscal 2013. This increase was primarily driven by higher pre-tax income in fiscal 2014 as compared to fiscal 2013, coupled with a small increase in FICA tax credits.

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

Loss on Disposal of Assets and Impairments. Loss on disposal of assets and impairments increased by $3.3 million, or 596.4%, to $3.9 million during fiscal 2013 compared to $0.6 million during fiscal 2012. These costs were related to the reduction in the carrying value of one underperforming BJ’s Restaurant & Brewhouse® restaurants (approximately $3.1 million) and the write off of the remaining net book value of assets related to the closure and relocation of our smaller format restaurant in Eugene, Oregon, coupled with the disposal of certain unproductive restaurant assets in connection with our ongoing productivity/efficiency initiatives and facility image enhancement activities.

Legal and Other Settlements. Legal and other settlements of approximately $0.8 million, or 0.1% of revenues, during fiscal 2013 was primarily related to accrued compensation and related benefits resulting from employment settlements, a Texas Alcoholic Beverage Commission settlement related to our beer model in Texas and a sales tax audit assessment as compared to legal settlements of approximately $1.0 million, or 0.1% of revenues, during fiscal 2012, which related to the settlement of a trademark infringement civil action and a California sales tax audit.

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

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	December 30, 2014	December 31, 2013
Cash and cash equivalents	$30,683	$22,995
Total marketable securities	$—	$9,791
Net working capital	($25,707)	($21,303)
Current ratio	0.8:1.0	0.8:1.0

	Fiscal Year
	2014	2013
Cash provided by operating activities	$100,040	$95,544
Capital expenditures	$88,124	$117,060

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

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, currently, our primary growth objective is to achieve an approximate 10% increase in total restaurant operating weeks on an annual basis over the next few years. For fiscal 2015, we plan to open at least 15 new restaurants. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not yet be large enough to generate enough cash flow from operations to totally fund our planned expansion over the long-term. We estimate the total domestic capacity for BJ’s restaurants to be at least 425, given the size of our current restaurant prototype and the current structure of the BJ’s concept and menu. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our long-term planned rate of expansion.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for five of our operating restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we subsequently enter into sale-leaseback arrangements for land parcels that we may purchase. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $100.0 million during fiscal 2014, representing a $4.5 million increase from the $95.5 million provided by during fiscal 2013. The increase in cash from operating activities for fiscal 2014, in comparison to fiscal 2013, is primarily due to the timing of accrued expenses and deferred income taxes and greater depreciation expense as a result of more restaurants in operation coupled with higher net income, offset by the timing of accounts receivable accounts payable and deferred lease incentives.

For fiscal 2014, total capital expenditures were approximately $88.1 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $74.3 million. These expenditures were primarily related to the construction of our 11 new restaurants that opened during fiscal 2014, as well as expenditures related to restaurants expected to open in the first quarter of fiscal 2015. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $13.1 million and $0.7 million, respectively.

We have a $150 million unsecured revolving line of credit that expires on September 3, 2019, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of the Company’s announced stock repurchase program and for working capital and construction requirements as needed. Borrowings under the Credit Facility will bear interest at the Company’s choice of either LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s publicly announced prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. As of December 30, 2014, there were borrowings of $58.0 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $15.2 million. The

Credit Facility agreement also contains affirmative and negative covenants which restrict our ability to, among other things, create liens, borrow money (other trade credit and other ordinary course liabilities) and engage in mergers, consolidations, significant asset sales and certain other transactions. In addition, the Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio which, if not met, would place additional customary restrictions on the Company, including the ability to redeem or repurchase stock or pay dividends. While we have the Credit Facility in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on our ability to borrow from the Credit Facility.

Our capital expenditures during fiscal 2015 will continue to be significant as we currently plan to open at least 15 new restaurants and two 10,000 barrel brewpub locations. Our brewpub locations will be in the state of Texas, per our settlement with the Texas Alcoholic Beverage Commission in January 2014, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures. As of February 26, 2015, we have entered into 13 signed leases or land purchase agreements for new restaurant locations that we have already opened or expect to open in fiscal 2015. We currently anticipate our total capital expenditures for fiscal 2015, including all expenditure categories, to be approximately $100 million. We expect to fund our anticipated capital expenditures for fiscal 2015 with current cash balances on hand, expected cash flows from operations, proceeds from sale-leaseback transactions, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

From time to time, we will evaluate opportunities to acquire and convert other restaurant locations or entire restaurant chains to the BJ’s restaurant concept. In the future we may consider joint venture arrangements to augment BJ’s expansion into new markets or we may evaluate non-controlling investments in other emerging restaurant concepts that offer complementary growth opportunities to our BJ’s restaurant operations. Currently, we have no binding commitments (other than the signed leases or land purchase agreements set forth in Item 1 —Business — “Restaurant Site Selection and Expansion Objectives” in this Form 10-K) or agreements to acquire or convert any other restaurant locations or chains to our concept, or to enter into any joint ventures or non-controlling investments. However, we would likely require additional capital resources to take advantage of any of these growth opportunities should they become feasible.

In January 2014, our subsidiary Chicago Pizza Hospitality Holding, Inc. entered into a Settlement Agreement and Waiver with the Texas Alcoholic Beverage Commission. Under the terms of the Settlement Agreement and Waiver, we agreed to terminate the use of independent third party brewers to supply proprietary craft beer for our Texas restaurants and to transition the production and supply of all of our proprietary craft beer for our Texas restaurants through licensed brewpubs to be built, owned and operated by us on or before June 30, 2015. We expect that the supply of proprietary craft beer in Texas will be met through the construction and operation of two licensed brewpubs with adjoining taprooms. We do not believe the cost to construct or operate these brewpubs will have any material impact on our liquidity or operating margins.

We significantly depend on our expected cash flows from operations, coupled with agreed-upon landlord tenant improvement allowances and sale-leaseback proceeds, to fund the majority of our planned capital expenditures for 2015. If our business does not generate enough cash flows from operations as expected, or if our landlords are unable to honor their agreements with us, or we are unable to successfully enter in a sale-leaseback transaction and replacement funding sources are not otherwise available to us from borrowings under our Credit Facility or other alternatives, we may not be able to expand our operations at the pace currently planned.

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

In April 2014, our Board of Directors authorized a $50 million share repurchase plan, which was subsequently increased to $150 million in August 2014. Approximately $100 million of this amount was repurchased during fiscal 2014. The share repurchases were completed through open market purchases and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of December 30, 2014, we have approximately $50 million available under our current share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make stock repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 30, 2014, we are not involved in any off-balance sheet arrangements.

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

Fair Value of Marketable Securities and Cash Equivalents

We measure the fair value of our marketable securities using quoted market prices in active markets. All of our marketable securities were classified as held-to-maturity and included as short-term and long-term marketable securities in the Consolidated Balance Sheets. Held-to-maturity securities were reported at amortized cost, which approximated fair value, with related gains and losses reflected in earnings once realized, and available-for-sale securities were reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of shareholders’ equity (net of related tax effect) until realized. We believe that the fair value of our marketable securities equaled the quoted market price of our marketable securities at December 31, 2013. We also believe the carrying value of cash equivalents approximated fair value due to the short-term nature of those instruments.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 30, 2014, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$519,509	$36,443	$74,149	$71,205	$337,712
Purchase obligations (2)	20,461	8,735	4,348	4,994	2,384

Total	$539,970	$45,178	$78,497	$76,199	$340,096

Other Obligations:
Long-term debt	$58,000	$–	$58,000	$–	$–
Standby letters of credit	$15,209	$15,209	$–	$–	$–

Total	$73,209	$15,209	$58,000	$–	$–

(1)	For more detailed description of our operating leases, refer to Note 7 in the accompanying Consolidated Financial Statements.
(2)	Amounts represent non-cancelable commitments for the purchase of goods and other services.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to December 30, 2014. Our aggregate future commitment relating to these leases is $24.3 million and is not included in operating leases above.

Future minimum annual rent payments under noncancelable operating leases are as follows (in thousands):

2015	$36,443
2016	36,624
2017	37,525
2018	36,564
2019	34,641
Thereafter	337,712

$519,509

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $150 million unsecured Credit Facility that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced stock repurchase program and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. We do not believe that a hypothetical 1% adverse change in the interest rates under our Credit Facility would have a material adverse impact on our results of operation or financial condition.

Food and Commodity Price Risks

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

See the Consolidated Financial Statements and other data attached hereto beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2014, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2014.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BJ’s Restaurants, Inc.

We have audited BJ’s Restaurants, Inc.’s internal control over financial reporting as of December 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). BJ’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BJ’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BJ’s Restaurants, Inc. as of December 30, 2014 and December 31, 2013, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 30, 2014, and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 26, 2015

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

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 30, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 30, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 30, 2014.

See Part II, Item 5 — “Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities — Stock-Based Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 30, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 30, 2014 and December 31, 2013

Consolidated Statements of Income for Each of the Three Fiscal Years in the Period Ended December 30, 2014

Consolidated Statements of Shareholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 30, 2014

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 30, 2014

Notes to the Consolidated Financial Statements

(2) FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 to the Form 8-K filed on June 4, 2007.
3.3	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report.
3.4	Certificate of Amendment of Articles of Incorporation, dated June 8, 2010, incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 28, 2010.
4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.
10.1*	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.
10.2*	BJ’s Restaurants, Inc. Amended and Restated 1996 Stock Option Plan, incorporated by reference to Exhibit 10.4 of the 2004 Annual Report.
10.3*	BJ’s Restaurants, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 6, 2012).
10.4*	Form of Employee Stock Option Agreement for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on October 31, 2006.

Exhibit Number	Description
10.5*	Form of Notice of Grant of Stock Option for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.
10.6*	Form of Non-Employee Director Stock Option Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended January 3, 2006.
10.7*	Form of Non-Employee Director Notice of Grant of Stock Option under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended January 3, 2006.
10.8*	Form of Restricted Stock Unit Agreement (non-GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 6, 2007.
10.9*	Form of Restricted Stock Unit Notice (non-GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.
10.10*	Form of Restricted Stock Unit Agreement (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended January 1, 2013.
10.11*	Form of Equity Award Certificate (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.12*	Form of Stock Option Agreement (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.13*	Form of Option Grant Notice (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.14*	Form of Restricted Stock Unit Agreement for non-employee directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.15*	Form of Restricted Stock Unit Award Certificate for non-employee directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.16*	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, employed as Chief Development Officer, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on or about March 14, 2008.
10.17*	Employment Agreement dated April 6, 2010, between the Company and Gerald W. Deitchle, incorporated by reference to Form 8-K filed on April 12, 2010.
10.18*	Employment Agreement, dated September 6, 2005, between the Company and Gregory S. Levin, employed as Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 3, 2005.
10.19*	Employment Agreement, dated August 10, 2005, between the Company and John D. Allegretto, employed as Chief Supply Chain Officer, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on November 3, 2005.
10.20*	Employment Agreement, dated March 2, 2011, between the Company and Kendra D. Miller, employed as Senior Vice President and General Counsel., incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 4, 2011.
10.21*	Employment Agreement dated October 28, 2012, between the Company and Gregory A. Trojan, employed as President and Chief Executive Officer, incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 29, 2012.
10.22*	Employment Agreement dated January 28, 2013, between the Company and Brian S. Krakower, employed as Senior Vice President and Chief Information Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.

Exhibit Number	Description
10.23*	Consulting Agreement, dated February 1, 2013, between the Company and Gerald W. Deitchle, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.
10.24*	Employment Agreement dated July 9, 2014, between the Company and Kevin E. Mayer, employed as Executive Vice President and Chief Marketing Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2014.
10.25	Agreement, dated April 21, 2014 by and among BJ’s Restaurants, Inc., PW Partners Atlas Fund II LP, PW Partners Atlas Fund LP, PW Partners Master Fund LP, PW Partners Atlas Funds, LLC, PW Partners, LLC, PW Partners Capital Management LLC, Patrick Walsh, Luxor Capital Partners, LP, Luxor Wavefront, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Capital Partners Offshore, Ltd., Luxor Spectrum Offshore Master Fund, LP, Luxor Spectrum Offshore, Ltd., LCG Holdings, LLC, Luxor Capital Group, LP, Luxor Management, LLC, Christian Leone, Zelman Capital, LP, Zelman Capital, LLC, David S. Zelman and Jason G. Bernzweig, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 22, 2014.
10.26	Amended and Restated Credit Agreement, dated September 3, 2014, between the Company and Bank of America, N.A. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 3, 2014.
10.27*	BJ’s Restaurants, Inc. 2011 Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 6, 2011, with respect to the 2011 Annual Meeting of Shareholders).
10.28*	Form of Performance Stock Unit Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 5, 2014.
21	List of Significant Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-K for the year ended December 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.

	By:	/s/ Gregory A. Trojan
February 26, 2015		Gregory A. Trojan President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ GREGORY A. TROJAN	President, Chief Executive Officer	February 26, 2015
Gregory A. Trojan	and Director (Principal Executive Officer)

By: /s/ GREGORY S. LEVIN	Executive Vice President, Chief	February 26, 2015
Gregory S. Levin	Financial Officer and Secretary (Principal Financial and Accounting Officer)

By: /s/ PETER A. BASSI	Lead Independent Director	February 26, 2015
Peter A. Bassi

By: /s/ LARRY D. BOUTS	Director	February 26, 2015
Larry D. Bouts

By: /s/ JAMES A. DAL POZZO	Director	February 26, 2015
James A. Dal Pozzo

By: /s/ GERALD W. DEITCHLE	Chairman of the Board and Director	February 26, 2015
Gerald W. Deitchle

By: /s/ NOAH A. ELBOGEN	Director	February 26, 2015
Noah A. Elbogen

By: /s/ J. ROGER KING	Director	February 26, 2015
J. Roger King

By: /s/ MARK A. MCEACHEN	Director	February 26, 2015
Mark A. McEachen

By: /s/ WESLEY A. NICHOLS	Director	February 26, 2015
Wesley A. Nichols

By: /s/ LEA ANNE S. OTTINGER	Director	February 26, 2015
Lea Anne S. Ottinger

By: /s/ PATRICK D. WALSH	Director	February 26, 2015
Patrick D. Walsh

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BJ’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. as of December 30, 2014 and December 31, 2013, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BJ’s Restaurants, Inc. at December 30, 2014 and December 31, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BJ’s Restaurants, Inc.’s internal control over financial reporting as of December 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 26, 2015

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$30,683	$22,995
Marketable securities	–	7,988
Accounts and other receivables	18,796	12,776
Inventories	8,010	7,433
Prepaids and other current assets	9,234	9,028
Deferred income taxes	14,595	10,616

Total current assets	81,318	70,836

Land held for sale	–	2,905
Property and equipment, net	541,349	513,597
Long-term marketable securities	–	1,803
Goodwill	4,673	4,673
Other assets, net	19,743	17,065

Total assets	$647,083	$610,879

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34,395	$31,485
Accrued expenses	72,630	60,654

Total current liabilities	107,025	92,139

Deferred income taxes	38,974	30,579
Deferred rent	24,803	22,271
Deferred lease incentives	51,705	51,953
Long-term debt	58,000	–
Other liabilities	17,887	12,501

Total liabilities	298,394	209,443
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 26,229 and 28,295 shares issued and outstanding as of December 30, 2014 and December 31, 2013, respectively	93,971	182,491
Capital surplus	54,217	45,841
Retained earnings	200,501	173,104

Total shareholders’ equity	348,689	401,436

Total liabilities and shareholders’ equity	$647,083	$610,879

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2014	2013	2012
Revenues	$845,569	$775,125	$708,325
Costs and expenses:
Cost of sales	212,979	191,891	175,636
Labor and benefits	298,703	273,458	245,078
Occupancy and operating	182,149	173,981	150,312
General and administrative	51,558	49,105	45,131
Depreciation and amortization	55,387	49,007	41,347
Restaurant opening	4,973	9,132	8,440
Loss on disposal of assets and impairments	1,963	3,879	557
Legal and other settlements	2,431	812	959

Total costs and expenses	810,143	751,265	667,460

Income from operations	35,426	23,860	40,865

Other income:
Interest income (expense), net	(238)	133	222
Gain on investment settlement	–	–	797
Other income, net	1,135	1,019	772

Total other income	897	1,152	1,791

Income before income taxes	36,323	25,012	42,656

Income tax expense	8,926	3,990	11,247

Net income	$27,397	$21,022	$31,409

Net income per share:
Basic	$0.99	$0.75	$1.12

Diluted	$0.97	$0.73	$1.09

Weighted average number of shares outstanding:
Basic	27,710	28,194	27,994

Diluted	28,316	28,895	28,857

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Total
	Shares	Amount
Balance, January 3, 2012	27,749	$179,054	$32,722	$120,673	$332,449
Exercise of stock options	119	1,886	–	–	1,886
Issuance of restricted stock units	204	–	(271)	–	(271)
Stock-based compensation expense	–	–	4,780	–	4,780
Tax benefit from stock option exercises	–	–	1,581	–	1,581
Net income	–	–	–	31,409	31,409
Balance, January 1, 2013	28,072	180,940	38,812	152,082	371,834
Exercise of stock options	91	1,551	–	–	1,551
Issuance of restricted stock units	132	–	(527)	–	(527)
Stock-based compensation expense	–	–	4,633	–	4,633
Tax benefit from stock option exercises	–	–	2,923	–	2,923
Net income	–	–	–	21,022	21,022
Balance, December 31, 2013	28,295	182,491	45,841	173,104	401,436
Exercise of stock options	667	11,480	–	–	11,480
Issuance of restricted stock units	103	–	(445)	–	(445)
Repurchase of common stock	(2,836)	(100,000)	–	–	(100,000)
Stock-based compensation expense	–	–	5,018	–	5,018
Tax benefit from stock option exercises	–	–	3,803	–	3,803
Net income	–	–	–	27,397	27,397
Balance, December 30, 2014	26,229	$93,971	$54,217	$200,501	$348,689

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2014	2013	2012
Cash flows from operating activities:
Net income	$27,397	$21,022	$31,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,387	49,007	41,347
Deferred income taxes	4,416	(3,448)	6,764
Stock-based compensation expense	4,855	4,418	4,585
Loss on disposal of assets and impairments	1,963	3,879	557
Gain on investment settlement	–	–	(797)
Changes in assets and liabilities:
Accounts and other receivables	(5,393)	6,846	(8,032)
Landlord contribution for tenant improvements	(627)	(611)	2,442
Inventories	(577)	(1,372)	(98)
Prepaids and other current assets	(1,662)	(409)	(717)
Other assets, net	(2,706)	(2,800)	(3,306)
Accounts payable	842	7,571	(51)
Accrued expenses	12,179	3,582	6,467
Deferred rent	2,532	3,626	3,426
Deferred lease incentives	(248)	3,531	3,635
Other liabilities	1,682	702	700

Net cash provided by operating activities	100,040	95,544	88,331
Cash flows from investing activities:
Purchases of property and equipment	(88,124)	(117,060)	(109,182)
Deposit received on land held for sale	–	3,295	–
Proceeds from sale of assets	13,143	7,823	3,740
Proceeds from marketable securities sold	18,950	41,404	37,366
Purchases of marketable securities	(9,159)	(25,345)	(30,992)
Collection of notes receivable	–	28	224

Net cash used in investing activities	(65,190)	(89,855)	(98,844)
Cash flows from financing activities:
Borrowings on line of credit	125,000	–	–
Payments on line of credit	(67,000)	–	–
Excess tax benefit from stock-based compensation	3,803	1,208	1,581
Taxes paid on vested stock units under employee plans	(445)	(527)	(271)
Proceeds from exercise of stock options	11,480	1,551	1,886
Repurchases of common stock	(100,000)	–	–

Net cash (used in) provided by financing activities	(27,162)	2,232	3,196

Net increase (decrease) in cash and cash equivalents	7,688	7,921	(7,317)

Cash and cash equivalents, beginning of year	22,995	15,074	22,391

Cash and cash equivalents, end of year	$30,683	$22,995	$15,074

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,936	$5,411	$2,563

Cash paid for interest, net of capitalized interest	$175	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$10,294	$8,226	$9,977

Stock-based compensation capitalized	$213	$215	$195

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company” or “BJ’s” or in the first person notations “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants then in existence and to develop additional BJ’s restaurants. As of December 30, 2014, we owned and operated 156 restaurants located in 18 states. Each of our restaurants is currently operated as a BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill® or BJ’s Grill®. During fiscal 2014, we opened 11 new restaurants and closed an existing, smaller format “Pizza & Grill” restaurant in Belmont Shore, California when its lease expired. Several of our BJ’s Restaurant & Brewery® locations brew our signature, proprietary craft BJ’s beer on the restaurant premises. All of our other restaurants receive their BJ’s beer either from one of our breweries and/or independent third party brewers using our proprietary recipes.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2014, 2013, and 2012 ended on December 30, 2014, December 31, 2013, and January 1, 2013, respectively, and consisted of 52 weeks of operations.

Segment Disclosure

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 280, Segment Reporting, establishes standards for disclosures about products and services, geographic areas and major customers. We currently operate in one operating segment: casual dining restaurants, several of which have on-premise brewing operations that produce BJ’s signature, proprietary craft beers for our restaurants. Additionally, we operate in one geographic area: the United States of America.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016, and early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Going Concern (ASC Subtopic 205-40). This update requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued. Management is required to make this evaluation for both annual and interim reporting periods and must disclose whether its plans alleviate that doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods beginning after December 15, 2016, and early adoption is permitted. We do not believe the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments and money market funds with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair market value.

Concentration of Credit Risk

Financial instruments which potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents. We currently maintain our day-to-day operating cash balances with a major financial institution. At times, our operating cash balances may be in excess of the FDIC insurance limit. At December 30, 2014, we did not have investments in marketable securities. At December 31, 2013, we had approximately $9.8 million of investments in marketable securities, of which $0.1 million were considered cash and cash equivalents, held by institutional brokers. We placed a majority of our temporary excess cash with major financial institutions and institutional brokers that, in turn, invested in instruments with expected minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment. We did not experience any losses in these accounts during fiscal 2014, 2013 or 2012, and believe we were not exposed to significant risk on cash and cash equivalents.

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

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate an impairment may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, we calculate the implied estimated fair value of the reporting unit and compare it to the carrying value of the goodwill. If the carrying value of the goodwill is greater than the implied estimated fair value, an impairment charge is recorded to reduce the carrying value to the implied estimated fair value. This adjusted carrying value becomes the new goodwill accounting basis value. We believe that no impairments of goodwill occurred during fiscal 2014, 2013 or 2012.

Intangible Assets

Definite-lived intangible assets are composed of trademarks and amortized over their estimated useful lives of ten years and tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. Indefinite-lived intangible assets are not subject to amortization and tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. We believe that no impairments of intangible assets occurred during fiscal 2014, 2013 or 2012. Intangible assets are included in “Other assets, net” on the accompanying Consolidated Balance Sheets.

Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment in total as well as on a restaurant by restaurant basis. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future restaurant cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets or for the entire restaurant. If the carrying amount is greater than the anticipated undiscounted cash flows, an impairment charge is recorded as the difference between the carrying amount and the assets fair value. In fiscal 2014 and 2013, we recorded impairment expense of $0.3 million and $3.1 million, respectively, which is included in “Loss on disposal of assets and impairments” in the Consolidated Statements of Income, representing a reduction in the carrying value of one of our underperforming BJ’s Pizza & Grill® and BJ’s Restaurant & Brewhouse® restaurants, respectively. There was no long-lived asset impairment recorded during fiscal 2012.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point-of-sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected. Revenues from the sale of gift cards are deferred and recognized upon redemption. Deferred gift card revenue, included in “Accrued expenses” on the accompanying Consolidated Balance Sheets, was $9.6 million and $7.8 million as of December 30, 2014 and December 31, 2013, respectively. We recognize gift card breakage income when the likelihood of the redemption of the cards becomes remote, which is typically 24 months after original issuance. Gift card breakage income is recorded in “Other income, net” on the Consolidated Statements of Income.

Customer Loyalty Program

Our “BJ’s Premier Rewards” customer loyalty program enables participants to earn points for each qualifying purchase. The points can then be redeemed for rewards including food discounts, trips, events and other items. We measure our total rewards obligation based on the estimated number of customers that will ultimately earn and claim rewards under the program, and record the estimated related expense as reward points accumulate. These expenses are accrued for and recorded as marketing expenses and are included in “Occupancy and operating” expenses on our Consolidated Statements of Income.

Sales Taxes

Revenues are presented net of sales taxes. The obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2014, 2013, and 2012 was approximately $19.2 million, $17.1 million, and $10.6 million, respectively. Advertising costs are primarily included in “Occupancy and operating” expenses on our Consolidated Statements of Income.

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

Legal and Other Settlements

In fiscal 2014, legal and other settlements related to professional fees and other expenses incurred in connection with our shareholder settlement dated April 21, 2014. In fiscal 2013, legal and other settlements primarily related to the proposed settlements of certain California employment practices lawsuits, an alleged trademark infringement lawsuit, an employment separation agreement, a Texas Alcoholic Beverage Commission settlement related to our beer distribution model, and a California sales tax audit assessment. We agreed to these settlements, in order to avoid the costs, risks and uncertainties inherent in litigation and to eliminate the further diversion of our management’s time and attention, and without admitting any liability on our part.

Investment Settlement

In December 2009, we agreed to a settlement with our former broker-dealer for the full liquidation of our auction rate securities (“ARS”) investment portfolio. Under the terms of the settlement agreement, we were entitled to potential future recoveries of our loss on that portfolio based on the performance of those auction rate securities through December 2012. We received recoveries of approximately $0.8 million for fiscal 2012.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments classified as held-to-maturity or other current assets, accounts receivable and current liabilities approximate fair values due to the short-term maturity of these instruments. Investments classified as non-current assets are recorded at fair value based on valuation models and methodologies provided by a third party using either “Level 2” or “Level 3” inputs when the fair value of the investment cannot be determined based on current trades on the open market. Declines in fair value below our carrying value deemed to be other than temporary are charged against net earnings.

Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units issued by us were to lapse (collectively, equity awards) using the treasury stock method. Performance-based restricted stock units have been excluded from the diluted computation because the performance-based criteria have not been met. The consolidated financial statements present basic and diluted net income per share.

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive equity awards (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands):

	Fiscal Year
	2014	2013	2012
Numerator:
Net income for basic and diluted net income per share	$27,397	$21,022	$31,409

Denominator:
Weighted-average shares outstanding-basic	27,710	28,194	27,994
Dilutive effect of equity awards	606	701	863

Weighted-average shares outstanding-diluted	28,316	28,895	28,857

At December 30, 2014, December 31, 2013, and January 1, 2013, there were approximately 0.8 million, 0.7 million, and 0.3 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

During fiscal 2014, all remaining investments were liquidated. At December 31, 2013, all highly liquid investments with maturities of three months or less at the date of purchase were classified as cash equivalents and included with “Cash and cash equivalents” on our accompanying Consolidated Balance Sheets. Marketable securities, which we had the intent and ability to hold until maturity, were classified as held-to-maturity securities and reported at amortized cost, which approximated fair value.

Investments in marketable securities consist of the following (in thousands):

	December 31, 2013
Held-to-maturity	Amortized Cost	Average Maturity (1)
Short-term marketable securities:
Municipal securities, U.S. Treasury and direct agency obligations	$6,943	5 months
Domestic corporate obligations	1,045	10 months

	$7,988

Long-term marketable securities:
Municipal securities and direct agency obligations	$1,803	14 months

	$1,803

(1)	Average maturity is determined from the respective balance sheet date and reported in the table as the lesser of the original maturity date or the expected put date for each investment type.

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

At December 31, 2013, our marketable securities were held by institutional brokers, classified as held-to-maturity securities and reported at amortized cost, which approximated fair value (effectively, Level 2). We placed a majority of our cash, in excess of our current operating needs, with major financial institutions and institutional brokers that, in turn, invested in instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. Our investment policy limits the amount of exposure to any one institution or investment; therefore we did not experience any losses on these marketable securities.

4. Accounts and Other Receivables

Accounts and other receivables consisted of the following (in thousands):

	December 30, 2014	December 31, 2013
Credit cards	$5,644	$5,498
Third party gift cards	1,780	1,239
Tenant improvement allowances	5,705	5,078
Income taxes	3,950	–
Other	1,717	961

	$18,796	$12,776

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 30, 2014	December 31, 2013
Land	$10,403	$6,530
Building improvements	278,906	253,255
Leasehold improvements	202,518	187,115
Furniture and fixtures	107,591	99,224
Equipment	208,057	189,656

	807,475	735,780
Less accumulated depreciation and amortization	(291,617)	(238,898)

	515,858	496,882
Construction in progress	25,491	16,715

Property and equipment, net	$541,349	$513,597

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 30, 2014	December 31, 2013
Payroll related	$19,362	$14,168
Workers compensation	17,014	12,812
Deferred revenue from gift cards	9,587	7,798
Sales taxes	4,933	4,816
Other taxes	3,862	4,520
Deferred lease incentives–current	3,949	3,772
Other current rent related	2,575	2,477
Utilities	1,899	1,880
Legal and other settlements	201	1,379
Customer loyalty program	2,271	1,562
Other	6,977	5,470

	$72,630	$60,654

7. Commitments and Contingencies

Leases

We lease our restaurant and office facilities under non-cancelable operating leases with remaining terms ranging from approximately 1 to 20 years with renewal options ranging from 5 to 20 years. Rent expense for fiscal 2014, 2013, and 2012 was $35.9 million, $32.8 million, and $29.7 million, respectively.

We have certain operating leases that contain fixed rent escalation clauses. Rent expense for these leases has been calculated on the straight-line basis over the term of the leases, resulting in deferred rent of approximately $24.8 million and $22.3 million at December 30, 2014 and December 31, 2013, respectively. The deferred rent is presented on the accompanying Consolidated Balance Sheets and will be amortized to rent expense over the life of the leases.

A number of the leases also provide for contingent rent based on a percentage of sales above a specified minimum. Total contingent rent, included in rent expense, above the minimum, for fiscal 2014, 2013, and 2012 were approximately $3.5 million, $3.6 million, and $4.4 million, respectively.

Future minimum annual rent payments under non-cancelable operating leases are as follows (in thousands):

2015	$36,443
2016	36,624
2017	37,525
2018	36,564
2019	34,641
Thereafter	337,712

$519,509

Additionally, we have entered into lease agreements related to the construction of future restaurants with commencement dates subsequent to December 30, 2014. Our aggregate future commitment relating to these leases is $24.3 million.

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

Letters of Credit

We have irrevocable standby letters of credit outstanding as required under our workers’ compensation insurance arrangements that total $15.2 million as of December 30, 2014, which automatically renew each October 31 for one year unless 30 days’ notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit have been issued under our credit facility and therefore reduce the amount available for borrowing under that facility.

Other Commitments

We have severance and employment agreements with certain of our executive officers that provide for payments to those officers in the event of a termination of their employment as a result of a change in control of the Company, or without cause, as defined in those agreements. Aggregate payments totaling approximately $2.0 million would have been required by those agreements had all such officers terminated their employment for those reasons as of December 30, 2014. Additionally, our future estimated cash payments under existing contractual purchase obligations for goods and services as of December 30, 2014, are approximately $20.5 million.

8. Long-Term Debt

Line of Credit

On September 3, 2014, we entered into a new loan agreement (“Credit Facility”) which amended and restated in its entirety our prior loan agreement dated February 17, 2012. This Credit Facility, which matures on September 3, 2019, provides us with revolving loan commitments totaling $150 million, of which $50 million may be used for issuances of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Credit Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions. Our obligations under the Credit Facility are unsecured. As of December 30, 2014, there were borrowings of $58.0 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $15.2 million. The Credit Facility bears interest at either our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s publicly announced prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. At December 30, 2014, interest paid on the borrowings under the Credit Facility was approximately $0.2 million. The weighted average interest rate was approximately 1.26%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At December 30, 2014, we were in compliance with these covenants.

9. Shareholders’ Equity

Preferred Stock

We are authorized to issue 5.0 million shares in one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at December 30, 2014 or December 31, 2013. We currently have no plans to issue shares of preferred stock.

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

Stock Repurchases

In April 2014, our Board of Directors authorized a $50 million share repurchase plan, which was increased to $150 million in August 2014. We repurchased and retired approximately 2.8 million shares of our common stock during fiscal 2014, at an average price of $34.62 per share for a total of $100 million, recorded as a reduction in common stock. As of December 30, 2014, approximately $50 million remains available for additional repurchases under our authorized repurchase program.

10. Income Taxes

The income tax expense (benefit) consists of the following for the last three fiscal years (in thousands):

	Fiscal Year
	2014	2013	2012
Current:
Federal	$3,990	$6,082	$3,204
State	520	3,071	1,279

	4,510	9,153	4,483
Deferred:
Federal	3,381	(3,744)	5,361
State	1,035	(1,419)	1,403

	4,416	(5,163)	6,764

Provision for income taxes	$8,926	$3,990	$11,247

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the last three fiscal years:

	Fiscal Year
	2014	2013	2012
Income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.0	3.8	4.1
Permanent differences	0.1	(0.4)	(0.2)
Income tax credits	(10.9)	(20.1)	(10.2)
Other, net	(0.6)	(2.3)	(2.3)

	24.6%	16.0%	26.4%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	December 30, 2014	December 31, 2013
Current deferred income tax asset:
State tax	$542	$1,004
Gift cards	815	649
Accrued expenses	11,364	8,191
Other	2,029	772
Valuation allowance	(155)	—

Total current deferred income tax asset	14,595	10,616

Non-current deferred income tax asset (liability):
Property and equipment	(70,346)	(53,574)
Intangible assets	(2,112)	(1,660)
Smallwares	(4,665)	(4,423)
Accrued expenses	5,389	3,187
Stock-based compensation	5,495	4,995
Deferred rent	9,719	8,819
Income tax credits	15,823	11,828
Net operating losses	557	153
Other	1,752	210
Valuation allowance	(586)	(114)

Total non-current deferred income tax liability	(38,974)	(30,579)

Net deferred income tax liability	$(24,379)	$(19,963)

At December 30, 2014, we had federal and California income tax credit carryforwards of approximately $15.9 million and $2.1 million, respectively, consisting primarily of the credit for FICA taxes paid on reported employee tip income and California enterprise zone credits. The FICA tax credits will begin to expire in 2032 and the California enterprise zone credits will begin to expire in 2023.

As of December 30, 2014 and December 31, 2013, we have recorded a valuation allowance against certain state net operating loss and tax credit carryforwards, the benefits of which are not more likely than not to be realized prior to expiration, in the amount of $0.7 million and $0.1 million, respectively, net of federal benefit.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2014, the amount recorded for interest and penalties changed for tax positions taken in the current year. As of December 30, 2014, unrecognized tax benefits recorded was approximately $2.2 million, of which approximately $0.8 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $1.4 million to our liability for unrecognized tax benefits within the next twelve-month period due to the lapse of statutes of limitation. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2012	$870
Increase for tax positions taken during the current period	27

Balance at January 1, 2013	897
Decrease for tax positions taken during the current period	(678)

Balance at December 31, 2013	219
Increase for tax positions taken in prior years	1,798
Decrease for tax positions taken in prior years	(52)
Increase for tax positions taken in current year	317
Decrease for statute expiration	(109)

Balance at December 30, 2014	$2,173

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of December 30, 2014, the earliest tax year still subject to examination by the Internal Revenue Service is 2011. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2010.

11. Stock-Based Compensation Plans

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

Under the Plan, we issue time-based and performance-based RSUs as a component of the annual equity grant award to officers and other employees and in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a longer-term equity incentive program that utilizes Company RSUs or stock options and is dependent on each participant’s extended service with us in their respective positions and remaining in good standing during that service period (i.e., five years).

The Plan permits us to set the vesting terms and exercise period for awards at our discretion. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire ten years from date of grant. Time-based RSUs generally vest at 20% per year for non-GSSOP RSU grantees and generally cliff vest either at 33% on the third anniversary and 67% on the fifth anniversary or at 100% after the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary, from the date of grant, if the targets have been achieved.

The following table presents information related to stock-based compensation (in thousands):

	Fiscal Year
	2014	2013	2012
Labor and benefits	$1,456	$1,341	$1,255
General and administrative	$3,167	$3,077	$3,330
Legal and other settlements	$232	$–	$–
Capitalized (1)	$213	$215	$195

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2014	2013	2012
Expected volatility	37.7%	36.5%	36.74%
Risk free interest rate	1.64%	0.76%	0.69%
Expected option life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Fair value of options granted	$10.78	$11.04	$12.38

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

The exercise price of the stock options under our stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The following table represents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding at January 3, 2012	1,791	$18.53	1,113	$16.85	4.5
Granted	363	$37.69
Exercised	(119)	$15.83
Forfeited	(10)	$30.20

Outstanding at January 1, 2013	2,025	$22.08	1,403	$17.76	4.5
Granted	186	$33.74
Exercised	(93)	$17.05
Forfeited	(69)	$38.41

Outstanding at December 31, 2013	2,049	$22.82	1,514	$18.74	3.9
Granted	231	$30.49
Exercised	(665)	$17.21
Forfeited	(93)	$36.33

Outstanding at December 30, 2014	1,522	$25.62	1,008	$21.46	4.2

Information relating to significant option groups outstanding at December 30, 2014, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$ 9.37 – $12.78	164	3.10	$10.77	164	$10.77
$15.50 – $16.63	78	2.79	$16.54	78	$16.54
$18.86 – $18.86	316	5.00	$18.86	316	$18.86
$19.38 – $22.14	156	1.99	$20.59	155	$20.59
$23.26 – $29.88	254	6.25	$27.24	98	$23.49
$29.91 – $34.24	165	8.38	$33.32	24	$33.66
$34.29 – $34.29	245	7.93	$34.29	98	$34.29
$35.57 – $46.32	132	6.66	$40.42	75	$39.31
$48.64 – $48.64	1	9.93	$48.64	–	$–
$49.71 – $49.71	11	7.26	$49.71	–	$–

$ 9.37 – $49.71	1,522	5.59	$25.62	1,008	$21.46

As of December 30, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was $4.3 million, which is generally expected to be recognized over the next five years.

Time-Vested Restricted Stock Units

Time-vested restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding at January 3, 2012	616	$20.48
Granted	160	$43.34
Vested or released	(213)	$17.49
Forfeited	(77)	$27.91

Outstanding at January 1, 2013	486	$28.14
Granted	169	$32.63
Vested or released	(150)	$15.66
Forfeited	(72)	$34.04

Outstanding at December 31, 2013	433	$33.23
Granted	130	$31.71
Vested or released	(80)	$21.36
Forfeited	(56)	$35.60

Outstanding at December 30, 2014	427	$34.66

The fair value of the time-vested RSUs is the quoted market value of our common stock on the date of grant. The fair value of each time-vested RSU is expensed over the period during which the restrictions are expected to lapse (i.e., five years). As of December 30, 2014, total unrecognized stock-based compensation expense related to non-vested restricted shares was approximately $7.4 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2013	–	$–
Granted	36	$32.49
Vested or released	–	$–
Forfeited	(6)	$32.49

Outstanding at December 30, 2014	30	$32.49

The fair value of the performance-based RSUs is the quoted market value of our common stock on the date of grant. The fair value of each performance-based RSU is recognized when it is probable the performance goal will be achieved. As of December 30, 2014, total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $0.6 million.

12. Employee Benefit Plans

We maintain a voluntary, contributory 401(k) plan for all eligible employees. Employees may elect to contribute up to 100% of their earnings, up to the IRS maximum for the plan year of participation. Additionally, eligible participants may also elect allowable catch-up contributions as provided for by the IRS. Our executive officers and other highly compensated employees are not eligible to participate in the 401(k) plan. Employee contributions are matched by us at a rate of 33% for the first 6% of deferred earnings. We contributed approximately $0.3 million, $0.3 million, and $0.3 million in fiscal 2014, 2013, and 2012, respectively.

We also maintain a non-qualified deferred compensation plan (the “DCP”) for our executive officers and other highly compensated employees, as defined in the DCP who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by the Company’s compensation committee. During fiscal 2014, there were no contributions made or accrued by us. We pay for related administrative costs, which were not significant during fiscal 2014. Employee deferrals are deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts, reflected in “Other assets, net” on our Consolidated Balance Sheets, was $4.2 million and $3.2 million as of December 30, 2014 and December 31, 2013, respectively. Our obligation to participating employees, included in “Other liabilities” on the accompanying Consolidated Balance Sheets, was $4.1 million and $3.3 million as of December 30, 2014 and December 31, 2013, respectively. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Income.

13. Related Party Transactions

As of December 30, 2014, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 12.0% of our outstanding common stock. In addition, James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with DMA, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $86.7 million, $82.8 million, and $78.0 million of food, beverage, paper products and supplies for fiscal 2014, 2013, and 2012, respectively, which represents 21.9%, 22.6%, and 23.9% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $4.0 million and $4.8 million, at December 30, 2014 and December 31, 2013, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and are included “Cost of sales” on the Consolidated Statements of Income.

14. Selected Consolidated Quarterly Financial Data (Unaudited)

Our summarized unaudited consolidated quarterly financial data is as follows (in thousands, except per share data):

	April 1, 2014	July 1, 2014	September 30, 2014	December 30, 2014
Total revenues	$205,822	$219,380	$206,450	$213,917
Income from operations	$5,787	$10,689	$8,034	$10,916
Net income	$4,658	$8,004	$6,482	$8,253
Basic net income per share (1)	$0.16	$0.28	$0.23	$0.31
Diluted net income per share (1)	$0.16	$0.28	$0.23	$0.31

	April 2, 2013	July 2, 2013	October 1, 2013	December 31, 2013
Total revenues	$188,625	$198,487	$188,245	$199,768
Income from operations	$10,832	$11,777	$3,486	$(2,235)
Net income	$8,273	$8,597	$3,648	$504
Basic net income per share (1)	$0.29	$0.31	$0.13	$0.02
Diluted net income per share (1)	$0.29	$0.30	$0.13	$0.02

(1)	Basic and diluted net income per share calculations for each quarter is based on the weighted average diluted shares outstanding for that quarter and may not sum to the full year total amount as presented on the Consolidated Statements of Income.