Form 10-Q
period 2015-03-31
BJs RESTAURANTS INC
filed 2015-05-04
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 1, 2015, there were 26,226,323 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

Form 10-Q

For the thirteen weeks ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2015	December 30, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,961	$30,683
Accounts and other receivables	17,594	18,796
Inventories	7,823	8,010
Prepaids and other current assets	7,676	9,234
Deferred income taxes	14,595	14,595

Total current assets	73,649	81,318
Property and equipment, net	543,751	541,349
Goodwill	4,673	4,673
Other assets, net	21,368	19,743

Total assets	$643,441	$647,083

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,823	$34,395
Accrued expenses	76,125	72,630

Total current liabilities	108,948	107,025
Deferred income taxes	39,139	38,974
Deferred rent	25,675	24,803
Deferred lease incentives	53,203	51,705
Long-term debt	38,600	58,000
Other liabilities	18,654	17,887

Total liabilities	284,219	298,394
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 26,347 and 26,229 shares issued and outstanding as of March 31, 2015 and December 30, 2014, respectively	91,348	93,971
Capital surplus	57,758	54,217
Retained earnings	210,116	200,501

Total shareholders’ equity	359,222	348,689

Total liabilities and shareholders’ equity	$643,441	$647,083

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended
	March 31, 2015	April 1, 2014
Revenues	$225,069	$205,822
Costs and expenses:
Cost of sales	56,171	51,187
Labor and benefits	79,695	74,396
Occupancy and operating	46,590	45,074
General and administrative	13,493	12,826
Depreciation and amortization	14,361	13,452
Restaurant opening	1,284	1,128
Loss on disposal of assets	383	422
Legal and other settlements	—	1,550

Total costs and expenses	211,977	200,035

Income from operations	13,092	5,787

Other income:
Interest (expense) income, net	(241)	7
Other income, net	336	386

Total other income	95	393

Income before income taxes	13,187	6,180
Income tax expense	3,572	1,522

Net income	$9,615	$4,658

Net income per share:
Basic	$0.37	$0.16

Diluted	$0.36	$0.16

Weighted average number of shares outstanding:
Basic	26,310	28,369

Diluted	26,916	28,978

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirteen Weeks Ended
	March 31, 2015	April 1, 2014
Cash flows from operating activities:
Net income	$9,615	$4,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,361	13,452
Deferred income taxes	165	1,596
Stock-based compensation expense	1,259	1,242
Loss on disposal of assets	383	422
Changes in assets and liabilities:
Accounts and other receivables	3,401	(78)
Landlord contribution for tenant improvements	(2,199)	400
Inventories	187	298
Prepaids and other current assets	1,483	896
Other assets	(1,756)	(333)
Accounts payable	(2,702)	(1,417)
Accrued expenses	3,495	8,395
Deferred rent	872	608
Deferred lease incentives	1,498	(984)
Other liabilities	767	226

Net cash provided by operating activities	30,829	29,381
Cash flows from investing activities:
Purchases of property and equipment	(15,750)	(24,648)
Proceeds from sale of assets	—	4,932
Proceeds from marketable securities sold	—	2,838
Purchases of marketable securities	—	(3,300)

Net cash used in investing activities	(15,750)	(20,178)
Cash flows from financing activities:
Borrowings on line of credit	30,100	—
Payments on line of credit	(49,500)	—
Excess tax benefit from stock-based compensation	2,355	1,167
Taxes paid on vested stock units under employee plans	(133)	(314)
Proceeds from exercise of stock options	4,151	1,818
Repurchases of common stock	(6,774)	–

Net cash (used in)/provided by financing activities	(19,801)	2,671

Net (decrease)/increase in cash and cash equivalents	(4,722)	11,874
Cash and cash equivalents, beginning of period	30,683	22,995

Cash and cash equivalents, end of period	$25,961	$34,869

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,336	$2,012

Cash paid for interest, net of capitalized interest	$175	$—

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$11,424	$6,997

Stock-based compensation capitalized	$60	$43

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

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the U.S. Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 30, 2014. We believe that the disclosures included in our accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 30, 2014, has been derived from our audited consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016, and early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. In April 2015, the FASB proposed a one-year deferral of the effective date; however, the deferral has not yet been approved. We are currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method.

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

In April, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Currently, debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense. Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense. ASU 2015-03 is effective for the Company on January 1, 2016, and will be applied on a retrospective basis. We are currently evaluating the impact this guidance will have on our consolidated financial statements and only anticipate a change in our presentation since the standard does not alter the accounting for debt issuance costs.

2. MARKETABLE SECURITIES

During fiscal 2014, all investments were liquidated. Prior to that, all highly liquid investments with maturities of three months or less at the date of purchase were classified as cash equivalents and included with “Cash and cash equivalents” on our accompanying Consolidated Balance Sheets. Marketable securities, which we had the intent and ability to hold until maturity, were classified as held-to-maturity securities and reported at amortized cost, which approximated fair value.

Additionally, our investment policy restricted the investment of our excess cash balances to instruments with historically minimal volatility, such as money market funds, U.S. Treasury and direct agency obligations, municipal and bank securities, and investment-grade corporate debt securities. We determined the appropriate classification of our marketable securities at the time of purchase and reevaluated the held-to-maturity or available-for-sale designations as of each balance sheet date. Marketable securities were classified as either short-term or long-term based on each instrument’s underlying contractual maturity date or the expected put date. Marketable securities with maturities or expected put dates of 12 months or less were classified as short-term and marketable securities with maturities or expected put dates greater than 12 months were classified as long-term. Gains or losses were determined on the specific identification cost method and recorded in earnings when realized.

3. LONG-TERM DEBT

Line of Credit

On September 3, 2014, we entered into a new loan agreement (“Credit Facility”) which amended and restated in its entirety our prior loan agreement dated February 17, 2012. This Credit Facility, which matures on September 3, 2019, provides us with revolving loan commitments totaling $150 million, of which $50 million may be used for issuances of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Credit Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions. Our obligations under the Credit Facility are unsecured. As of March 31, 2015, there were borrowings of $38.6 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $14.0 million. The Credit Facility bears interest at either our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s publicly announced prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. At March 31, 2015, interest paid on the borrowings under the Credit Facility was approximately $0.2 million. The weighted average interest rate was approximately 1.42%.

The Credit Facility contains provisions requiring us to maintain compliance with certain financial and non-financial covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At March 31, 2015, we were in compliance with these covenants.

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

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive equity awards (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands):

	For The Thirteen Weeks Ended
	March 31, 2015	April 1, 2014
Numerator:
Net income for basic and diluted net income per share	$9,615	$4,658

Denominator:
Weighted-average shares outstanding – basic	26,310	28,369
Dilutive effect of equity awards	606	609

Weighted-average shares outstanding – diluted	26,916	28,978

For the thirteen weeks ended March 31, 2015 and April 1, 2014, there were approximately 0.1 million and 0.8 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

5. RELATED PARTY

As of March 31, 2015, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 12.0% of our outstanding common stock. In addition, James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. Jacmar, through its affiliation with DMA, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $21.6 million and $20.9 million of food, beverage, paper products and supplies for the thirteen weeks ended March 31, 2015 and April 1, 2014, respectively, which represents 21.1% and 21.8% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $5.4 million and $4.0 million, at March 31, 2015 and December 30, 2014, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and are included in “Cost of sales” on the Consolidated Statements of Income.

6. STOCK-BASED COMPENSATION

Our shareholder approved stock-based compensation plan is the 2005 Equity Incentive Plan (“the Plan”). Under the Plan, we may issue shares of our common stock to employees, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options and time-based restricted stock units (“RSUs”). In fiscal 2014, we also issued performance-based RSUs. Shares subject to stock options and stock appreciation rights are charged against the Plan share reserve on the basis of one share for each one share granted while shares subject to other types of awards, including restricted stock units, are currently charged against the Plan share reserve on the basis of 1.5 shares for each one share granted. The Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

Under the Plan, we issue time-based and performance-based RSUs as a component of the annual equity grant award to officers and other employees and in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a longer-term equity incentive program for our restaurant general managers, executive kitchen mangers and restaurant field supervision that utilizes Company RSUs or stock options and is dependent on each participant’s extended service with us in their respective positions while remaining in good standing during that service period (i.e., five years).

The Plan permits us to set the vesting terms and exercise period for awards at our discretion. Stock options generally vest at 20% per year or cliff vest, either ratably in years three through five or 100% in year five, and expire ten years from date of grant. Time-based RSUs generally vest at 20% per year for non-GSSOP RSU grantees and generally cliff vest either at 33% on the third anniversary and 67% on the fifth anniversary or at 100% after the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary of the date of grant if the targets have been achieved.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended
	March 31, 2015	April 1, 2014
Labor and benefits	$339	$517
General and administrative	$920	$725
Capitalized (1)	$60	$43

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	March 31, 2015	April 1, 2014
Expected volatility	37.1%	37.9%
Risk free interest rate	1.4%	1.6%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$16.45	$10.63

U.S. GAAP requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value, resulting in a significant impact to our financial results.

The exercise price of the stock options under our stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The following table represents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 30, 2014	1,522	$25.62	1,008	$21.46
Granted	158	$47.66
Exercised	(229)	$18.14
Forfeited	(12)	$32.52

Outstanding at March 31, 2015	1,439	$29.17	858	$23.47

As of March 31, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was $6.0 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Vested Restricted Stock Units

Time-vested restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 30, 2014	427	$34.66
Granted	64	$48.68
Vested or released	(25)	$29.04
Forfeited	(15)	$37.71

Outstanding at March 31, 2015	451	$36.88

The fair value of the time-vested RSUs is the quoted market value of our common stock on the date of grant. The fair value of each time-vested RSU is expensed over the period during which the restrictions are expected to lapse (e.g., five years). As of March 31, 2015, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $8.9 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 30, 2014	30	$32.49
Granted	—	—
Vested or released	—	—
Forfeited	—	—

Outstanding at March 31, 2015	30	$32.49

The fair value of the performance-based RSUs is the quoted market value of our common stock on the date of grant. The fair value of each performance-based RSU is recognized when it is probable the performance goal will be achieved. As of March 31, 2015, total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $0.6 million.

7. INCOME TAXES

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2014, the amount recorded for interest and penalties changed for tax positions taken in the current year. As of March 31, 2015, unrecognized tax benefits recorded was approximately $2.2 million, of which approximately $0.8 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $1.4 million to our liability for unrecognized tax benefits within the next twelve-month period due to the lapse of statutes of limitation. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2014	$2,173
Increase for tax positions taken in current period	6

Balance at March 31, 2015	$2,179

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of March 31, 2015, the earliest tax year still subject to examination by the Internal Revenue Service is 2011. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2010.

8. LEGAL PROCEEDINGS

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

9. STOCK REPURCHASES

In April 2014, our Board of Directors authorized a $50 million share repurchase plan, which was increased to $150 million in August 2014. During the thirteen weeks ended March 31, 2015, we repurchased and retired approximately 0.1 million shares of our common stock at an average price of $48.04 per share for a total of approximately $6.8 million, which is recorded as a reduction in our common stock account. As of March 31, 2015, approximately $43.2 million remains available for additional repurchases under our authorized repurchase program.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q, as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2014, are not the only risks we face. These statements reflect our current perspectives and outlook with respect to the Company’s future expansion plans, key business initiatives, expected operating conditions and other factors. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, also may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

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

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2014.

GENERAL

As of May 4, 2015, we owned and operated 159 restaurants located in the 19 states of Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Mexico, New York, Ohio, Oklahoma, Oregon, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery®, a BJ’s Restaurant & Brewhouse®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Our menu features BJ’s award-winning, signature deep-dish pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations as well as by independent third party brewers using our proprietary recipes. Our four BJ’s Pizza & Grill® restaurants are a smaller format, full-service restaurant than our large format BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant & Brewhouse® format currently represents our primary expansion vehicle. BJ’s Grill® is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements are tested for potential application to our larger restaurants.

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

Cost of sales is comprised of food and beverage costs, including the cost to produce and distribute our proprietary craft beer, soda and ciders. The components of cost of sales are variable and typically fluctuate directly with sales volumes. Labor and benefit costs include direct hourly and management wages, bonuses and payroll taxes and fringe benefits for restaurant employees, including stock-based compensation and workers’ compensation expense that is directly related to restaurant level employees.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 31, 2015 and April 1, 2014, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages reflected below may not reconcile due to rounding.

	For The Thirteen Weeks Ended
	March 31, 2015	April 1, 2014
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	25.0	24.9
Labor and benefits	35.4	36.1
Occupancy and operating	20.7	21.9
General and administrative	6.0	6.2
Depreciation and amortization	6.4	6.5
Restaurant opening	0.6	0.5
Loss on disposal of assets	0.2	0.2
Legal and other settlements	—	0.8

Total costs and expenses	94.2	97.2

Income from operations	5.8	2.8
Other income:
Interest income, net	(0.1)	—
Other income, net	0.1	0.2

Total other income	—	0.2

Income before income taxes	5.9	3.0
Income tax expense	1.6	0.7

Net income	4.3%	2.3%

Thirteen Weeks Ended March 31, 2015 (first quarter of 2015) Compared to Thirteen Weeks Ended April 1, 2014 (first quarter of 2014).

Revenues. Total revenues increased by $19.2 million, or 9.4%, to $225.1 million during the thirteen weeks ended March 31, 2015, from $205.8 million during the comparable thirteen week period of 2014. The increase in revenues primarily consisted of an approximate 3.2%, or $6.0 million, increase in comparable restaurant sales, coupled with approximately $13.2 million in sales from new restaurants not yet in our comparable restaurant sales base. The increase in comparable restaurant sales resulted from an increase in customer traffic of approximately 1.5% and an increase in the average check of approximately 1.7%.

Cost of Sales. Cost of sales increased by $5.0 million, or 9.7%, to $56.2 million during the thirteen weeks ended March 31, 2015, from $51.2 million during the comparable thirteen week period of 2014. This increase was primarily due to the opening of 11 new restaurants since the thirteen weeks ended April 1, 2014. As a percentage of revenues, cost of sales increased to 25.0% for the current thirteen week period from 24.9% for the prior year comparable thirteen week period. The slight percentage increase was primarily related to commodity cost increases, offset by a shift in our menu mix and increased menu pricing.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $5.3 million, or 7.1%, to $79.7 million during the thirteen weeks ended March 31, 2015, from $74.4 million during the comparable thirteen week period of 2014. This increase was primarily due to the opening of 11 new restaurants since the thirteen weeks ended April 1, 2014. As a percentage of revenues, labor and benefit costs decreased to 35.4% for the current thirteen week period from 36.1% for the prior year comparable thirteen week period. The percentage decrease was primarily related to improved hourly labor productivity, coupled with our ability to leverage the fixed component of these expenses as a result of higher comparable restaurant sales increases, offset by higher benefit costs for medical insurance for our hourly employees. Included in labor and benefits for the thirteen weeks ended March 31, 2015 and April 1, 2014, was approximately $0.3 million and $0.5 million, or 0.2% and 0.3% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $1.5 million, or 3.4%, to $46.6 million during the thirteen weeks ended March 31, 2015, from $45.1 million during the comparable thirteen week period of 2014. This increase was primarily due to the opening of 11 new restaurants since the thirteen weeks ended April 1, 2014. As a percentage of revenues, occupancy and operating expenses decreased to 20.7% for the current thirteen week period from 21.9% for the prior year comparable thirteen week period. This percentage decrease was a result of lower repairs and maintenance, supply costs and marketing spend, coupled with our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases.

General and Administrative. General and administrative expenses increased by $0.7 million, or 5.2%, to $13.5 million during the thirteen weeks ended March 31, 2015, from $12.8 million during the comparable thirteen week period of 2014. The increase in general and administrative costs was primarily due to higher field supervision and support costs. Also included in general and administrative costs for the thirteen weeks ended March 31, 2015 and April 1, 2014, was approximately $0.9 million and $0.7 million, or 0.4% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.0% for the current thirteen week period from 6.2% for the prior year comparable thirteen week period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increases.

Depreciation and Amortization. Depreciation and amortization increased by $0.9 million, or 6.8%, to $14.4 million during the thirteen weeks ended March 31, 2015, compared to $13.5 million during the comparable thirteen week period of 2014. As a percentage of revenues, depreciation and amortization decreased to 6.4% for the current thirteen week period from 6.5% for the prior year comparable thirteen week period. This percentage decrease was principally a result of decreased construction costs for new restaurants as a result of our new prototype coupled with our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases.

Restaurant Opening. Restaurant opening expense was $1.3 million during the thirteen weeks ended March 31, 2015, compared to $1.1 million during the comparable thirteen week period of 2014. This increase is due to the timing of our restaurant openings.

Loss on Disposal of Assets. The loss on disposal of assets was $0.4 million during the thirteen weeks ended March 31, 2015, and April 1, 2014. These costs primarily related to the disposal of certain unproductive restaurant assets.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended March 31, 2015, was 27.1% compared to 24.6% for the comparable thirteen week period of 2014. The effective income tax rate for the thirteen weeks ended March 31, 2015, differed from the statutory income tax rate primarily due to tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	March 31, 2015	December 30, 2014
Cash and cash equivalents	$25,961	$30,683
Net working capital	$(35,299)	$(25,707)
Current ratio	0.7:1.0	0.8:1.0

	For The Thirteen Weeks Ended
	March 31, 2015	April 1, 2014
Cash provided by operating activities	$30,829	$29,381
Capital expenditures	$15,750	$24,648

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

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, currently, our primary growth objective is to achieve an approximate 10% increase in total restaurant operating weeks on an annual basis over the next few years. For fiscal 2015, we plan to open at least 15 new restaurants. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not generate enough cash flow from operations to totally fund our planned expansion over the long-term. We estimate the total domestic capacity for BJ’s restaurants to be at least 425, given the size of our current restaurant prototype and the current structure of the BJ’s concept and menu. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion, if necessary. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our long-term planned rate of expansion.

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

We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for five of our operating restaurants and two brewpub locations. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we subsequently enter into sale-leaseback arrangements for land parcels that we may purchase. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

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

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $30.8 million during the thirteen weeks ended March 31, 2015, representing a $1.4 million increase from the $29.4 million provided by during the comparable thirteen week period of 2014. The increase in cash from operating activities for the thirteen weeks ended March 31, 2015, in comparison to the thirteen weeks ended April 1, 2014, is primarily due to the timing of accounts receivable and deferred lease incentives coupled with higher net income, offset by the timing of landlord contributions for tenant improvements, accrued expenses and deferred income taxes.

For the thirteen weeks ended March 31, 2015, total capital expenditures were approximately $15.8 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $13.2 million. These expenditures were primarily related to the construction of our two new restaurants that opened during the thirteen weeks ended March 31, 2015, as well as expenditures related to restaurants expected to open later in fiscal 2015. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $2.5 million and $0.1 million, respectively.

We have a $150 million unsecured revolving line of credit that expires on September 3, 2019, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of the Company’s announced stock repurchase program and for working capital and construction requirements as needed. Borrowings under the Credit Facility will bear interest at the Company’s choice of either LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s publicly announced prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. As of March 31, 2015, there were borrowings of $38.6 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $14.0 million. The Credit Facility agreement also contains affirmative and negative covenants which restrict our ability to, among other things, create liens, borrow money (other trade credit and other ordinary course liabilities) and engage in mergers, consolidations, significant asset sales and certain other transactions. In addition, the Credit Facility contains provisions requiring us to maintain compliance with certain financial and non-financial covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio which, if not met, would place additional customary restrictions on the Company, including the ability to redeem or repurchase stock or pay dividends. While we have the Credit Facility in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on our ability to borrow from the Credit Facility.

Our capital expenditures during fiscal 2015 will continue to be significant as we currently plan to open at least 15 new restaurants and two 10,000 barrel brewpub locations in the state of Texas, which by July 1, 2015, will be supplying all of our Texas locations with BJ’s proprietary beer, in addition to our necessary restaurant-level maintenance and key initiative-related capital expenditures. As of May 4, 2015, we have entered into 15 signed leases or land purchase agreements for new restaurant locations that we have already opened or expect to open in fiscal 2015 and fiscal 2016. We currently anticipate our total capital expenditures for fiscal 2015, including all expenditure categories, to be approximately $100 million. We expect to fund our anticipated capital expenditures for fiscal 2015 with current cash balances on hand, expected cash flows from operations, proceeds from sale-leaseback transactions, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

We significantly depend on our expected cash flows from operations, coupled with agreed-upon landlord tenant improvement allowances and sale-leaseback proceeds, to fund the majority of our planned capital expenditures for 2015. If our business does not generate enough cash flows from operations as expected, if our landlords are unable to honor their agreements with us, or if we are unable to successfully enter in a sale-leaseback transaction and replacement funding sources are not otherwise available to us from borrowings under our Credit Facility or other alternatives, we may not be able to expand our operations at the pace currently planned.

The continued operation and expansion of our business will require substantial funding. Accordingly, we have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. We have no plans to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results and other factors our Board of Directors deems relevant. Our Credit Facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay.

In April 2014, our Board of Directors authorized a $50 million share repurchase plan, which was subsequently increased to $150 million in August 2014. We have cumulatively repurchased approximately $107 million of this amount, of which approximately $6.8 million was repurchased during the thirteen weeks ended March 31, 2015. The share repurchases were completed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of March 31, 2015, we have approximately $43.2 million available under our current share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make stock repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 31, 2015, we are not involved in any off-balance sheet arrangements.

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

Many of our restaurant employees are paid hourly rates related to the federal, state or local minimum wage. Numerous state and local governments have their own minimum wage requirements that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees. Certain operating and other costs, such as health benefits, the impact of the Patient Protection and Affordable Care Act, taxes, insurance and other outside services, continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

Food and Commodity Price Risks

We purchase food and other commodities for use in our operations based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. To manage this risk in part, we attempt to enter into fixed-price purchase commitments, with terms typically up to one year, for some of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for certain commodities or we may choose not to enter into fixed-price contracts for certain commodities. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered or promoted, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 8 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for a summary of legal proceedings.

Item 1A. RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2014. A summary of these risks and certain related information is included under “Statement Regarding Forward-Looking Disclosure” in Part I, Item 2 of this Form 10-Q and is incorporated herein by this reference. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2014, our Board of Directors authorized the repurchase of up to $50 million of our common stock. In August 2014, the Board authorized an additional $100 million increasing the total authorized repurchase to $150 million of our common stock, of which approximately $6.8 million was repurchased during the thirteen weeks ended March 31, 2015. The share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buybacks, and/or open market purchases. As of March 31, 2015, we have approximately $43.2 million available under our current share repurchase plan. The following table sets forth information with respect to repurchases of common shares made during the thirteen weeks ended March 31, 2015:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/31/14 – 01/27/15	4,927	$43.24	4,927	$—	$49,786,967
01/28/15 – 02/24/15	14,169	$43.90	14,169	$—	$49,165,290
02/25/15 – 03/31/15	114,261	$52.13	114,261	$—	$43,225,912

Total	133,357	$48.04	133,357

(1)	Monthly information is presented by reference to our fiscal months during the thirteen weeks ended March 31, 2015.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

May 4, 2015	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)