Form 10-Q
period 2015-06-30
BJs RESTAURANTS INC
filed 2015-08-03
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of July 31, 2015, there were 25,599,270 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2015	December 30, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,456	$30,683
Accounts and other receivables	21,066	18,796
Inventories	8,021	8,010
Prepaids and other current assets	7,052	9,234
Deferred income taxes	14,595	14,595

Total current assets	76,190	81,318

Property and equipment, net	558,262	541,349
Goodwill	4,673	4,673
Other assets, net	21,705	19,743

Total assets	$660,830	$647,083

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$36,510	$34,395
Accrued expenses	74,521	72,630

Total current liabilities	111,031	107,025

Deferred income taxes	41,213	38,974
Deferred rent	26,500	24,803
Deferred lease incentives	55,044	51,705
Long-term debt	74,700	58,000
Other liabilities	18,442	17,887

Total liabilities	326,930	298,394

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 25,564 and 26,229 shares issued and outstanding as of June 30, 2015 and December 30, 2014, respectively	51,976	93,971
Capital surplus	59,370	54,217
Retained earnings	222,554	200,501

Total shareholders’ equity	333,900	348,689

Total liabilities and shareholders’ equity	$660,830	$647,083

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2015	2014	2015	2014
Revenues	$232,013	$219,380	$457,082	$425,202
Costs and expenses:
Cost of sales	57,059	55,097	113,230	106,284
Labor and benefits	78,796	76,814	158,491	151,210
Occupancy and operating	47,677	46,756	94,267	91,830
General and administrative	13,585	13,551	27,078	26,377
Depreciation and amortization	14,554	13,822	28,915	27,274
Restaurant opening	2,120	1,351	3,404	2,479
Loss on disposal of assets and impairments	641	419	1,024	841
Legal and other settlements	–	881	–	2,431

Total costs and expenses	214,432	208,691	426,409	408,726

Income from operations	17,581	10,689	30,673	16,476

Other income:
Interest (expense) income, net	(268)	9	(509)	16
Other income, net	145	265	481	651

Total other (expense) income	(123)	274	(28)	667

Income before income taxes	17,458	10,963	30,645	17,143

Income tax expense	5,020	2,959	8,592	4,481

Net income	$12,438	$8,004	$22,053	$12,662

Net income per share:
Basic	$0.48	$0.28	$0.84	$0.45

Diluted	$0.47	$0.28	$0.83	$0.44

Weighted average number of shares outstanding:
Basic	25,969	28,409	26,140	28,389

Diluted	26,498	29,026	26,711	29,008

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Twenty-Six Weeks Ended
	June 30, 2015	July 1, 2014
Cash flows from operating activities:
Net income	$22,053	$12,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,915	27,274
Deferred income taxes	2,239	2,778
Stock-based compensation expense	2,528	2,662
Loss on disposal of assets and impairments	1,024	841
Changes in assets and liabilities:
Accounts and other receivables	1,677	(604)
Landlord contribution for tenant improvements	(3,947)	1,692
Inventories	(11)	(144)
Prepaids and other current assets	1,825	1,799
Other assets	(2,269)	(1,429)
Accounts payable	(5,044)	(2,799)
Accrued expenses	1,891	5,515
Deferred rent	1,697	1,099
Deferred lease incentives	3,339	(2,253)
Other liabilities	555	291

Net cash provided by operating activities	56,472	49,384

Cash flows from investing activities:
Purchases of property and equipment	(38,903)	(48,185)
Proceeds from sale of assets	–	5,022
Proceeds from marketable securities sold	–	12,739
Purchases of marketable securities	–	(9,159)

Net cash used in investing activities	(38,903)	(39,583)

Cash flows from financing activities:
Borrowings on line of credit	170,200	–
Payments on line of credit	(153,500)	–
Excess tax benefit from stock-based compensation	2,652	1,196
Taxes paid on vested stock units under employee plans	(153)	(314)
Proceeds from exercise of stock options	4,550	2,011
Repurchases of common stock	(46,545)	(9,796)

Net cash used in financing activities	(22,796)	(6,903)

Net (decrease)/increase in cash and cash equivalents	(5,227)	2,898
Cash and cash equivalents, beginning of period	30,683	22,995

Cash and cash equivalents, end of period	$25,456	$25,893

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,355	$4,419

Cash paid for interest, net of capitalized interest	$400	$–

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$17,453	$5,930

Stock-based compensation capitalized	$126	$96

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017, and early application is permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method.

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

3.  LONG-TERM DEBT

Line of Credit

On September 3, 2014, we entered into a new loan agreement (“Credit Facility”) which amended and restated in its entirety our prior loan agreement dated February 17, 2012. This Credit Facility, which matures on September 3, 2019, provides us with revolving loan commitments totaling $150 million, of which $50 million may be used for issuances of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Credit Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions. Our obligations under the Credit Facility are unsecured. As of June 30, 2015, there were borrowings of $74.7 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $14.0 million. The Credit Facility bears interest at either our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s publicly announced prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. At June 30, 2015, interest paid on the borrowings under the Credit Facility was approximately $0.4 million. The weighted average interest rate was approximately 1.41%.

The Credit Facility contains provisions requiring us to maintain compliance with certain financial and non-financial covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At June 30, 2015, we were in compliance with these covenants.

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

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive equity awards (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands):

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 30, 2015	July 1, 2014	June 30, 2015	July 1, 2014
Numerator:
Net income	$12,438	$8,004	$22,053	$12,662

Denominator:
Weighted-average shares outstanding – basic	25,969	28,409	26,140	28,389
Dilutive effect of equity awards	529	617	571	619

Weighted-average shares outstanding – diluted	26,498	29,026	26,711	29,008

For the thirteen weeks ended June 30, 2015 and July 1, 2014, there were approximately 0.2 million and 0.8 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive. For the twenty-six weeks ended June 30, 2015 and July 1, 2014, there were approximately 0.2 million and 0.8 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

5.  RELATED PARTY

As of June 30, 2015, we believe that Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 12.3% of our outstanding common stock. In addition, James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. Jacmar, through its affiliation with DMA, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $44.2 million and $43.9 million of food, beverage, paper products and supplies for the twenty-six weeks ended June 30, 2015 and July 1, 2014, respectively, which represents 21.3% and 22.2% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $4.6 million and $4.0 million, at June 30, 2015 and December 30, 2014, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other vendors and are included in “Cost of sales” on the Consolidated Statements of Income.

6.  STOCK-BASED COMPENSATION

Our shareholder approved stock-based compensation plan is the 2005 Equity Incentive Plan (“the Plan”). Under the Plan, we may issue shares of our common stock to employees, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options, performance-based restricted stock units and time-based restricted stock units (“RSUs”). Shares subject to stock options and stock appreciation rights are charged against the Plan share reserve on the basis of one share for each one share granted while shares subject to other types of awards, including restricted stock units, are currently charged against the Plan share reserve on the basis of 1.5 shares for each one share granted. The Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

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

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2015	2014	2015	2014
Labor and benefits	$224	$256	$562	$774
General and administrative	$1,045	$931	$1,966	$1,656
Legal and other settlements (1)	$–	$232	$–	$232
Capitalized (2)	$67	$53	$126	$96

(1)	Professional fees and other expenses incurred in connection with our shareholder settlement dated April 21, 2014.

(2)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	June 30, 2015	July 1, 2014
Expected volatility	37.1%	37.9%
Risk free interest rate	1.4%	1.6%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$16.45	$10.62

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

The exercise price of the stock options under our stock-based compensation plans shall be equal to or exceed 100% of the fair market value of the shares at the date of option grant. The following table represents stock option activity:

	Options Outstanding		Options Exercisable

	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

Outstanding at December 30, 2014	1,522	$25.62	1,008	$21.46
Granted	158	$47.66
Exercised	(245)	$18.57
Forfeited	(27)	$35.64

Outstanding at June 30, 2015	1,408	$29.13	853	$23.67

As of June 30, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was $5.3 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Vested Restricted Stock Units

Time-vested restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding at December 30, 2014	427	$34.66
Granted	80	$49.09
Vested or released	(58)	$29.62
Forfeited	(32)	$38.24

Outstanding at June 30, 2015	417	$37.83

The fair value of the time-vested RSUs is the quoted market value of our common stock on the date of grant. The fair value of each time-vested RSU is expensed over the period during which the restrictions are expected to lapse (e.g., five years). As of June 30, 2015, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $8.4 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding at December 30, 2014	30	$32.49
Granted	–	$ –
Vested or released	–	$ –
Forfeited	(1)	$32.49

Outstanding at June 30, 2015	29	$32.49

The fair value of the performance-based RSUs is the quoted market value of our common stock on the date of grant. The fair value of each performance-based RSU is recognized when it is probable the performance goal will be achieved. As of June 30, 2015, total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $0.5 million.

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

As of June 30, 2015, unrecognized tax benefits recorded was approximately $2.2 million, of which approximately $0.8 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $1.4 million to our liability for unrecognized tax benefits within the next twelve-month period due to an expected change in accounting method that requires us to obtain IRS approval. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2014	$2,173
Increase for tax positions taken in current period	11

Balance at June 30, 2015	$2,184

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of June 30, 2015, the earliest tax year still subject to examination by the Internal Revenue Service is 2011. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2010.

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

9.   STOCK REPURCHASES

In April 2014, our Board of Directors authorized a $50 million share repurchase plan, which was increased to $150 million in August 2014 and to $200 million in June 2015. During the twenty-six weeks ended June 30, 2015, we repurchased and retired approximately 1.0 million shares of our common stock at an average price of $48.49 per share for a total of approximately $46.5 million, which is recorded as a reduction in our common stock account. As of June 30, 2015, approximately $53.5 million remains available for additional repurchases under our authorized repurchase program.

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

•

Government laws and regulations affecting the operation of our restaurants, including but not limited to those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, consumer health and safety, health insurance coverage or other employment benefits such as paid time off, nutritional disclosures, and employment eligibility-related documentation requirements could increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.

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

GENERAL

As of August 3, 2015, we owned and operated 166 restaurants located in the 22 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery®, a BJ’s Restaurant & Brewhouse®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Our menu features BJ’s award-winning, signature deep-dish pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations as well as by independent third party brewers using our proprietary recipes. Our four BJ’s Pizza & Grill® restaurants are a smaller format, full-service restaurant than our large format BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant & Brewhouse® format currently represents our primary expansion vehicle. BJ’s Grill® is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements are tested for potential application to our larger restaurants.

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

While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, there is no guarantee that we can mutually agree to a new lease that is satisfactory to our landlord and us or that, if renewed, rents will not increase substantially. We currently have one smaller format “Pizza & Grill” restaurant lease scheduled to expire during the next quarter. We are currently in discussions to relocate this restaurant within the same trade area in the next 12 to 24 months.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended June 30, 2015 and July 1, 2014, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages reflected below may not reconcile due to rounding.

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.6	25.1	24.8	25.0
Labor and benefits	34.0	35.0	34.7	35.6
Occupancy and operating	20.5	21.3	20.6	21.6
General and administrative	5.9	6.2	5.9	6.2
Depreciation and amortization	6.3	6.3	6.3	6.4
Restaurant opening	0.9	0.6	0.7	0.6
Loss on disposal of assets and impairments	0.3	0.2	0.2	0.2
Legal and other settlements	-	0.4	-	0.6

Total costs and expenses	92.4	95.1	93.3	96.1

Income from operations	7.6	4.9	6.7	3.9

Other (expense) income:
Interest (expense) income, net	(0.1)	-	(0.1)	-
Other income, net	0.1	0.1	0.1	0.2

Total other (expense) income	(0.1)	0.1	-	0.2

Income before income taxes	7.5	5.0	6.7	4.0

Income tax expense	2.2	1.3	1.9	1.1

Net income	5.4%	3.6%	4.8%	3.0%

Thirteen Weeks Ended June 30, 2015 Compared to Thirteen Weeks Ended July 1, 2014.

Revenues.  Total revenues increased by $12.6 million, or 5.8%, to $232.0 million during the thirteen weeks ended June 30, 2015, from $219.4 million during the comparable thirteen week period of 2014. The increase in revenues primarily consisted of an approximate 0.5%, or $1.1 million, increase in comparable restaurant sales, coupled with approximately $11.5 million in sales from new restaurants not yet in our comparable restaurant sales base. The increase in comparable restaurant sales resulted from an increase in the average check of approximately 2.9%, offset by a reduction in menu mix, incident rates and customer traffic of approximately 2.4%.

Cost of Sales.  Cost of sales increased by $2.0 million, or 3.6%, to $57.1 million during the thirteen weeks ended June 30, 2015, from $55.1 million during the comparable thirteen week period of 2014. This increase was primarily due to the opening of 13 new restaurants since the thirteen weeks ended July 1, 2014. As a percentage of revenues, cost of sales decreased to 24.6% for the current thirteen week period from 25.1% for the prior year comparable thirteen week period. The percentage decrease was primarily related to lower commodity costs, a shift in our menu mix and increased menu pricing.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $2.0 million, or 2.6%, to $78.8 million during the thirteen weeks ended June 30, 2015, from $76.8 million during the comparable thirteen week period of 2014. This increase was primarily due to the opening of 13 new restaurants since the thirteen weeks ended July 1, 2014. As a percentage of revenues, labor and benefit costs decreased to 34.0% for the current thirteen week period from 35.0% for the prior year comparable thirteen week period. The percentage decrease was primarily related to improved hourly labor productivity, coupled with our ability to leverage the fixed component of these expenses as a result of higher comparable restaurant sales increases. Included in labor and benefits for the thirteen weeks ended June 30, 2015 and July 1, 2014, was approximately $0.2 million and $0.3 million, or 0.1% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $0.9 million, or 2.0%, to $47.7 million during the thirteen weeks ended June 30, 2015, from $46.8 million during the comparable thirteen week period of 2014. This increase was primarily due to the opening of 13 new restaurants since the thirteen weeks ended July 1, 2014. As a percentage of revenues, occupancy and operating expenses decreased to 20.5% for the current thirteen week period from 21.3% for the prior year comparable thirteen week period. This percentage decrease was a result of lower repairs and maintenance and supply costs, coupled with our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases.

General and Administrative.  General and administrative expenses remained stable at $13.6 million during the thirteen weeks ended June 30, 2015 and comparable thirteen week period of 2014. Also included in general and administrative costs for the thirteen weeks ended June 30, 2015 and July 1, 2014, was approximately $1.0 million and $0.9 million, or 0.5% and 0.4% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.9% for the current thirteen week period from 6.2% for the prior year comparable thirteen week period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increases.

Depreciation and Amortization.  Depreciation and amortization increased by $0.7 million, or 5.3%, to $14.6 million during the thirteen weeks ended June 30, 2015, compared to $13.8 million during the comparable thirteen week period of 2014. As a percentage of revenues, depreciation and amortization remained stable at 6.3% for the current thirteen week period and the prior year comparable thirteen week period.

Restaurant Opening.  Restaurant opening expense was $2.1 million during the thirteen weeks ended June 30, 2015, compared to $1.4 million during the comparable thirteen week period of 2014. This increase is due to the timing of our restaurant openings.

Loss on Disposal of Assets and Impairments.  The loss on disposal of assets and impairments was $0.6 million during the thirteen weeks ended June 30, 2015, compared to $0.4 million during the comparable thirteen week period of 2014. These costs primarily related to the disposal of certain unproductive restaurant assets.

Legal and Other Settlements.  Legal and other settlements of $0.9 million during the thirteen weeks ended July 1, 2014, were related to professional fees and other expenses incurred in connection with our shareholder settlement agreement dated April 21, 2014.

Income Tax Expense.  Our effective income tax rate for the thirteen weeks ended June 30, 2015, was 28.8% compared to 27.0% for the comparable thirteen week period of 2014. The effective income tax rate for the thirteen weeks ended June 30, 2015, differed from the statutory income tax rate primarily due to tax credits.

Twenty-Six Weeks Ended June 30, 2015 Compared to Twenty-Six Weeks Ended July 1, 2014.

Revenues.  Total revenues increased by $31.9 million, or 7.5%, to $457.1 million during the twenty-six weeks ended June 30, 2015, from $425.2 million during the comparable twenty-six week period of 2014. The increase in revenues primarily consisted of an approximate 1.8%, or $7.2 million, increase in comparable restaurant sales, coupled with approximately $24.7 million in sales from new restaurants not yet in our comparable restaurant sales base. The increase in comparable restaurant sales resulted from an increase in the average check of approximately 3.0%, offset by a reduction in menu mix, incident rates and customer traffic of approximately 1.2%.

Cost of Sales.  Cost of sales increased by $6.9 million, or 6.5%, to $113.2 million during the twenty-six weeks ended June 30, 2015, from $106.3 million during the comparable twenty-six week period of 2014. This increase was primarily due to the opening of 13 new restaurants since the twenty-six weeks ended July 1, 2014. As a percentage of revenues, cost of sales decreased to 24.8% for the current twenty-six week period from 25.0% for the prior year comparable twenty-six week period. The slight percentage decrease was primarily related to lower commodity costs, a shift in our menu mix and increased menu pricing.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $7.3 million, or 4.8%, to $158.5 million during the twenty-six weeks ended June 30, 2015, from $151.2 million during the comparable twenty-six week period of 2014. This increase was primarily due to the opening of 13 new restaurants since the twenty-six weeks ended July 1, 2014. As a percentage of revenues, labor and benefit costs decreased to 34.7% for the current twenty-six week period from 35.6% for the prior year comparable twenty-six week period. The percentage decrease was primarily related to improved hourly labor productivity, coupled with our ability to leverage the fixed component of these expenses as a result of higher comparable restaurant sales increases. Included in labor and benefits for the twenty-six weeks ended June 30, 2015 and July 1, 2014, was approximately $0.6 million and $0.8 million, or 0.1% and 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $2.4 million, or 2.7%, to $94.3 million during the twenty-six weeks ended June 30, 2015, from $91.8 million during the comparable twenty-six week period of 2014. This increase was primarily due to the opening of 13 new restaurants since the twenty-six weeks ended July 1, 2014. As a percentage of revenues, occupancy and operating expenses decreased to 20.6% for the current twenty-six week period from 21.6% for the prior year comparable twenty-six week period. This percentage decrease was a result of lower repairs and maintenance and supply costs and marketing spend, coupled with our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases.

General and Administrative.  General and administrative expenses increased by $0.7 million, or 2.7%, to $27.1 million during the twenty-six weeks ended June 30, 2015, from $26.4 million during the comparable twenty-six week period of 2014. The increase in general and administrative costs was primarily due to higher field supervision and support costs. Also included in general and administrative costs for the twenty-six weeks ended June 30, 2015 and July 1, 2014, was approximately $2.0 million and $1.7 million, or 0.4% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.9% for the current twenty-six week period from 6.2% for the prior year comparable twenty-six week period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increases.

Depreciation and Amortization.  Depreciation and amortization increased by $1.6 million, or 6.0%, to $28.9 million during the twenty-six weeks ended June 30, 2015, compared to $27.3 million during the comparable twenty-six week period of 2014. As a percentage of revenues, depreciation and amortization decreased to 6.3% for the current twenty-six week period from 6.4% for the prior year comparable twenty-six week period. This slight percentage decrease was principally a result of our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases.

Restaurant Opening.  Restaurant opening expense was $3.4 million during the twenty-six weeks ended June 30, 2015, compared to $2.5 million during the comparable twenty-six week period of 2014. This increase is due to the timing of our restaurant openings.

Loss on Disposal of Asset and Impairments.  The loss on disposal of assets and impairments was $1.0 million during the twenty-six weeks ended June 30, 2015, compared to $0.8 million during the comparable twenty-six week period of 2014. These costs primarily related to the disposal of certain unproductive restaurant assets.

Legal and Other Settlements.  Legal and other settlements of $2.4 million during the twenty-six weeks ended July 1, 2014, were related to professional fees and other expenses incurred in connection with our shareholder settlement dated April 21, 2014.

Income Tax Expense.  Our effective income tax rate for the twenty-six weeks ended June 30, 2015, was 28.0% compared to 26.1% for the comparable twenty-six week period of 2014. The effective income tax rate for the twenty-six weeks ended June 30, 2015, differed from the statutory income tax rate primarily due to tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	June 30, 2015	December 30, 2014
Cash and cash equivalents	$25,456	$30,683
Net working capital	$(34,841)	$(25,707)
Current ratio	0.7:1.0	0.8:1.0

	For The Twenty-Six Weeks Ended
	June 30, 2015	July 1, 2014
Cash provided by operating activities	$56,472	$49,384
Capital expenditures	$38,903	$48,185

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

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, currently, our primary growth objective is to achieve an approximate 10% increase in total restaurant operating weeks on an annual basis over the next few years. For fiscal 2015, we plan to open 16 new restaurants. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments, including ongoing maintenance capital expenditures, our base of established restaurant operations may not generate enough cash flow from operations to totally fund our planned expansion over the long-term. In addition, share repurchases that we may complete may reduce the cash available for expansion. We estimate the total domestic capacity for BJ’s restaurants to be at least 425, given the size of our current restaurant prototype and the current structure of the BJ’s concept and menu. Accordingly, we will continue to actively monitor overall conditions in the capital markets with respect to the potential sources and timing of additional financing for our planned future expansion, if necessary. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our long-term planned rate of expansion.

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

We typically seek to lease our restaurant locations for primary periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for five of our operating restaurants and our Texas brewpub locations. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we subsequently enter into sale-leaseback arrangements for land parcels that we may purchase. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

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

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $56.5 million during the twenty-six weeks ended June 30, 2015, representing a $7.1 million increase from the $49.4 million provided by during the comparable twenty-six week period of 2014. The increase in cash from operating activities for the twenty-six weeks ended June 30, 2015, in comparison to the twenty-six weeks ended July 1, 2014, is primarily due to the timing of accounts receivable and deferred lease incentives coupled with higher net income, offset by the timing of landlord contributions for tenant improvements, accounts payable and accrued expenses.

For the twenty-six weeks ended June 30, 2015, total capital expenditures were approximately $38.9 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $33.1 million. These expenditures were primarily related to the construction of our seven new restaurants that opened during the twenty-six weeks ended June 30, 2015, as well as expenditures related to restaurants expected to open later in fiscal 2015. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $5.7 million and $0.1 million, respectively.

We have a $150 million unsecured revolving line of credit that expires on September 3, 2019, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of the Company’s announced stock repurchase program and for working capital and construction requirements as needed. Borrowings under the Credit Facility will bear interest at the Company’s choice of either LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s publicly announced prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. As of June 30, 2015, there were borrowings of $74.7 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $14.0 million. The Credit Facility agreement also contains affirmative and negative covenants which restrict our ability to, among other things, create liens, borrow money (other trade credit and other ordinary course liabilities) and engage in mergers, consolidations, significant asset sales and certain other transactions. In addition, the Credit Facility contains provisions requiring us to maintain compliance with certain financial and non-financial covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio which, if not met, would place additional customary restrictions on the Company, including the ability to redeem or repurchase stock or pay dividends. While we have the Credit Facility in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on our ability to borrow from the Credit Facility.

Our capital expenditures during fiscal 2015 will continue to be significant as we plan to open 16 new restaurants in addition to the two 10,000 barrel brewpub locations, which opened in April 2015, and our necessary restaurant-level maintenance and key initiative-related capital expenditures. As of August 3, 2015, we have opened ten new restaurants in fiscal 2015 and we have ten signed leases or land purchase agreements for restaurant locations that we expect to open in fiscal 2015 and 2016. We currently anticipate our total capital expenditures for fiscal 2015, including all expenditure categories, to be approximately $100 million. We expect to fund our anticipated capital expenditures for fiscal 2015 with current cash balances on hand, expected cash flows from operations, proceeds from sale-leaseback transactions, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

In April 2014, our Board of Directors authorized a $50 million share repurchase plan, which was subsequently increased to $150 million in August 2014 and to $200 million in June 2015. We have cumulatively repurchased approximately $146.5 million of this amount, of which approximately $46.5 million was repurchased during the twenty-six weeks ended June 30, 2015. The share repurchases were completed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of June 30, 2015, we have approximately $53.5 million available under our current share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make stock repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 30, 2015, we are not involved in any off-balance sheet arrangements.

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

Many of our restaurant employees are paid hourly rates related to the federal, state or local minimum wage. Numerous state and local governments have their own minimum wage requirements that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees. Certain operating and other costs, such as health benefits, the impact of the Patient Protection and Affordable Care Act, taxes, insurance, regulatory requirements relating to employees and other outside services, continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2014, our Board of Directors authorized the repurchase of up to $50 million of our common stock. In August 2014 and June 2015, the Board authorized an additional $100 million and $50 million, respectively, increasing the total authorized repurchase to $200 million of our common stock, of which approximately $46.5 million was repurchased during the twenty-six weeks ended June 30, 2015. The share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buybacks, and/or open market purchases. As of June 30, 2015, we have approximately $53.5 million available under our current share repurchase plan. The following table sets forth information with respect to repurchases of common shares made during the twenty-six weeks ended June 30, 2015:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/31/14 – 01/27/15	4,927	$43.24	4,927	$–	$49,786,967
01/28/15 – 02/24/15	14,169	$43.90	14,169	$–	$49,165,290
02/25/15 – 03/31/15	114,261	$52.13	114,261	$–	$43,225,912
04/01/15 – 04/28/15	118,358	$50.91	118,358	$–	$37,215,173
04/29/15 – 05/26/15	508,258	$47.72	508,258	$–	$13,010,230
05/27/15 – 06/30/15	204,434	$47.18	204,434	$50,000,000	$53,454,684

Total	964,407	$48.49	964,407

(1)	Monthly information is presented by reference to our fiscal months during the twenty-six weeks ended June 30, 2015.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2015).

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

August 3, 2015	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)