Form 10-Q
period 2015-09-29
BJs RESTAURANTS INC
filed 2015-11-03
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2015

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

As of October 30, 2015, there were 25,204,339 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 29, 2015	December 30, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,572	$30,683
Accounts and other receivables, net	24,245	18,796
Inventories, net	8,636	8,010
Prepaids and other current assets	3,438	9,234
Deferred income taxes	14,595	14,595

Total current assets	77,486	81,318

Property and equipment, net	560,222	541,349
Goodwill	4,673	4,673
Other assets, net	21,785	19,743

Total assets	$664,166	$647,083

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34,775	$34,395
Accrued expenses	84,378	72,630

Total current liabilities	119,153	107,025

Deferred income taxes	42,467	38,974
Deferred rent	27,121	24,803
Deferred lease incentives	54,580	51,705
Long-term debt	67,500	58,000
Other liabilities	19,726	17,887

Total liabilities	330,547	298,394

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 25,328 and 26,229 shares issued and outstanding as of September 29, 2015 and December 30, 2014, respectively	36,556	93,971
Capital surplus	62,145	54,217
Retained earnings	234,918	200,501

Total shareholders’ equity	333,619	348,689

Total liabilities and shareholders’ equity	$664,166	$647,083

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Revenues	$229,412	$206,450	$686,494	$631,652
Costs and expenses:
Cost of sales	56,198	51,842	169,428	158,126
Labor and benefits	78,953	73,339	237,444	224,549
Occupancy and operating	48,960	44,875	143,227	136,705
General and administrative	13,620	12,832	40,698	39,209
Depreciation and amortization	15,093	13,981	44,008	41,255
Restaurant opening	2,298	1,264	5,702	3,743
Loss on disposal of assets and impairments	689	283	1,713	1,124
Gain on lease termination, net	(2,910)	—	(2,910)	—
Legal and other settlements	—	—	—	2,431

Total costs and expenses	212,901	198,416	639,310	607,142

Income from operations	16,511	8,034	47,184	24,510

Other income:
Interest (expense) income, net	(201)	(42)	(710)	(26)
Other income, net	(257)	179	224	830

Total other (expense) income	(458)	137	(486)	804

Income before income taxes	16,053	8,171	46,698	25,314

Income tax expense	3,689	1,689	12,281	6,170

Net income	$12,364	$6,482	$34,417	$19,144

Net income per share:
Basic	$0.48	$0.23	$1.33	$0.68

Diluted	$0.48	$0.23	$1.30	$0.67

Weighted average number of shares outstanding:
Basic	25,493	27,743	25,926	28,174

Diluted	25,964	28,311	26,466	28,782

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirty-Nine Weeks Ended
	September 29, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$34,417	$19,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,008	41,255
Deferred income taxes	3,493	2,948
Stock-based compensation expense	3,940	3,785
Loss on disposal of assets and impairments	1,713	1,124
Gain on lease termination, net	(2,910)	—
Changes in assets and liabilities:
Accounts and other receivables	1,900	(1,848)
Landlord contribution for tenant improvements	(1,349)	1,942
Inventories	(626)	(216)
Prepaids and other current assets	5,295	2,116
Other assets	(2,795)	(2,353)
Accounts payable	(5,288)	(3,554)
Accrued expenses	11,791	11,222
Deferred rent	2,441	1,737
Deferred lease incentives	3,496	(3,176)
Other liabilities	106	310

Net cash provided by operating activities	99,632	74,436
Cash flows from investing activities:
Purchases of property and equipment	(63,088)	(67,603)
Proceeds from sale of assets	3,478	13,143
Proceeds from marketable securities sold	—	18,950
Purchases of marketable securities	—	(9,159)

Net cash used in investing activities	(59,610)	(44,669)
Cash flows from financing activities:
Borrowings on line of credit	340,400	42,000
Payments on line of credit	(330,900)	(10,000)
Excess tax benefit from stock-based compensation	3,978	3,462
Taxes paid on vested stock units under employee plans	(196)	(314)
Proceeds from exercise of stock options	7,924	7,918
Repurchases of common stock	(65,339)	(71,429)

Net cash used in financing activities	(44,133)	(28,363)

Net (decrease) increase in cash and cash equivalents	(4,111)	1,404
Cash and cash equivalents, beginning of period	30,683	22,995

Cash and cash equivalents, end of period	$26,572	$24,399

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,097	$5,557

Cash paid for interest, net of capitalized interest	$361	$12

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$15,962	$8,828

Stock-based compensation capitalized	$206	$155

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

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to requirements of the U.S. Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended December 30, 2014. The disclosures included in our accompanying interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017, and early application is permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this standard will have on our consolidated financial statements as well as the expected adoption method.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Currently, certain debt issuance costs are recorded as an asset and amortization of these deferred financing costs is recorded in interest expense. Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense. ASU 2015-03 is effective for the Company beginning January 1, 2016, and will be applied on a retrospective basis. The Company does not believe this requirement will have a material impact on our consolidated financial statements.

2. LONG-TERM DEBT

Line of Credit

On September 3, 2014, we entered into a new loan agreement (“Credit Facility”) which amended and restated in its entirety our prior loan agreement dated February 17, 2012. This Credit Facility, which matures on September 3, 2019, provides us with revolving loan commitments totaling $150 million, of which $50 million may be used for issuances of letters of credit. The amount available under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Credit Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions. Our obligations under the Credit Facility are unsecured. As of September 29, 2015, there were borrowings of $67.5 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $14.0 million. The Credit Facility bears interest at either our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s publicly announced prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. At September 29, 2015, interest paid on the borrowings under the Credit Facility was approximately $0.5 million. The weighted average interest rate was approximately 1.35%.

The Credit Facility contains provisions requiring us to maintain compliance with certain financial and non-financial covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At September 29, 2015, we were in compliance with these covenants.

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

The following table presents a reconciliation of basic and diluted net income per share computations and the number of dilutive equity awards (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Numerator:
Net income	$12,364	$6,482	$34,417	$19,144

Denominator:
Weighted-average shares outstanding – basic	25,493	27,743	25,926	28,174
Dilutive effect of equity awards	471	568	540	608

Weighted-average shares outstanding – diluted	25,964	28,311	26,466	28,782

For the thirteen weeks ended September 29, 2015 and September 30, 2014, there were approximately 0.2 million and 0.8 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive. For the thirty-nine weeks ended September 29, 2015 and September 30, 2014, there were approximately 0.2 million and 0.8 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

4. RELATED PARTY

As of September 29, 2015, the Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) owned approximately 12.4% of our outstanding common stock. In addition, James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. We also understand that Jacmar and its affiliates are the controlling shareholders of the Shakey’s pizza parlor chain. Jacmar, through its affiliation with DMA, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $66.0 million and $65.2 million of food, beverage, paper products and supplies for the thirty-nine weeks ended September 29, 2015 and September 30, 2014, respectively, which represents 21.1% and 22.1% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $5.3 million and $4.0 million, at September 29, 2015 and December 30, 2014, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other third party vendors and are included in “Cost of sales” on the Consolidated Statements of Income.

5. STOCK-BASED COMPENSATION

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

The Plan permits us to set the vesting terms and exercise period for awards at our discretion. Stock options generally vest ratably over 3 or 5 years, cliff vest at 3 or 5 years, or vest at 33% on the third anniversary and 67% on the fifth anniversary, and expire ten years from date of grant. Time-based RSUs generally vest at 20% per year for non-GSSOP RSU grantees and generally cliff vest either at 33% on the third anniversary and 67% on the fifth anniversary or at 100% after the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary of the date of grant if the targets have been achieved.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Labor and benefits	$424	$344	$986	$1,117
General and administrative	$988	$780	$2,954	$2,436
Legal and other settlements (1)	$—	$—	$—	$232
Capitalized (2)	$80	$59	$206	$155

(1)	Professional fees and other expenses incurred in connection with our shareholder settlement dated April 21, 2014.
(2)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions and fair value of options granted were as follows:

	For the Thirty-Nine Weeks Ended
	September 29, 2015	September 30, 2014
Expected volatility	37.1%	37.7%
Risk free interest rate	1.4%	1.6%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$16.47	$10.73

U.S. GAAP requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using assumptions that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value, resulting in a significant impact to our financial results.

The exercise price of the stock options under our stock-based compensation plans are equal to or exceed 100% of the fair market value of the shares at the date of option grant. The following table represents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 30, 2014	1,522	$25.62	1,008	$21.46
Granted	162	$47.71
Exercised	(404)	$19.60
Forfeited	(40)	$35.41

Outstanding at September 29, 2015	1,240	$30.15	698	$24.26

As of September 29, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was $4.8 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Vested Restricted Stock Units

Time-vested restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 30, 2014	427	$34.66
Granted	122	$49.15
Vested or released	(74)	$28.66
Forfeited	(46)	$38.27

Outstanding at September 29, 2015	429	$39.44

The fair value of our time-vested RSUs is the quoted market value of our common stock on the date of grant. The fair value of each time-vested RSU is expensed over the vesting period (e.g., five years). As of September 29, 2015, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $8.9 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 30, 2014	30	$32.49
Granted	—	$—
Vested or released	—	$—
Forfeited	(1)	$32.49

Outstanding at September 29, 2015	29	$32.49

The fair value of our performance-based RSUs is the quoted market value of our common stock on the date of grant. The fair value of each performance-based RSU is recognized when it is probable the performance goal will be achieved. As of September 29, 2015, total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $0.5 million.

6. INCOME TAXES

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

As of September 29, 2015, unrecognized tax benefits recorded was approximately $2.2 million, of which approximately $0.8 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $1.4 million to our liability for unrecognized tax benefits within the next twelve-month period due to an expected change in accounting method that requires us to obtain IRS approval. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2014	$2,173
Increase for tax positions taken in current period	17
Decrease of tax positions taken in current period	(19)

Balance at September 29, 2015	$2,171

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of September 29, 2015, the earliest tax year subject to examination by the Internal Revenue Service is 2012. The earliest year subject to examination by a significant state or local taxing jurisdiction is 2010.

7. LEGAL PROCEEDINGS

We are subject to private lawsuits, administrative proceedings and demands that arise in the ordinary course of our business and which typically involve claims from customers, employees and others related to operational, employment, real estate and intellectual property issues common to the foodservice industry. A number of these claims may exist at any given time. We are self-insured for a portion of our general liability and our employee workers’ compensation requirements. We maintain coverage with a third party insurer to limit our total exposure. We believe that most of our customer claims will be covered by our general liability insurance, subject to coverage limits and the portion of such claims that are self-insured. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not been ordered to pay punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims. We could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are ultimately determined to be liable. We currently believe that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

8. STOCK REPURCHASES

In April 2014, our Board of Directors authorized a $50 million share repurchase plan, which was increased to $150 million in August 2014 and to $200 million in June 2015. During the thirty-nine weeks ended September 29, 2015, we repurchased and retired approximately 1.4 million shares of our common stock at an average price of $47.52 per share for a total of approximately $65.3 million, which is recorded as a reduction in our common stock account. As of September 29, 2015, approximately $34.7 million remains available for additional repurchases under our authorized repurchase program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”). The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q.

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

GENERAL

As of November 2, 2015, we owned and operated 170 restaurants located in the 22 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery®, a BJ’s Restaurant & Brewhouse®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Our menu features BJ’s award-winning, signature deep-dish pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations as well as by independent third party brewers using our proprietary recipes. Our four BJ’s Pizza & Grill® restaurants are a smaller format, full-service restaurant than our large format BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant & Brewhouse® format currently represents our primary expansion vehicle. BJ’s Grill® is a smaller footprint restaurant that is currently intended to serve as a live research and development restaurant, where certain food, beverage, facility, technological and operational enhancements are tested for potential application to our larger restaurants.

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

Cost of sales is comprised of food and beverage costs, including the cost to produce and distribute our proprietary craft beer, soda and ciders. The components of cost of sales are variable and typically fluctuate directly with sales volumes. Labor and benefit costs include direct hourly and management wages, bonuses, payroll taxes and fringe benefits for restaurant employees, including stock-based compensation and workers’ compensation expense that is directly related to restaurant level employees.

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

Depreciation and amortization primarily include depreciation on capital expenditures for restaurants.

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

While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, there is no guarantee that we can mutually agree to a new lease that is satisfactory to our landlord and us or that, if renewed, rents will not increase substantially. We currently have one lease scheduled to expire during the next 12 months, and we are evaluating whether to renew this lease. Additionally, we will be closing our Century City, California restaurant by the end of January 2016, as a result of the major renovation and redevelopment occurring at the Westfield Century City Mall.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended September 29, 2015 and September 30, 2014, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 29, 2015	September 30, 2014	September 29, 2015	September 30, 2014
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.5	25.1	24.7	25.0
Labor and benefits	34.4	35.5	34.6	35.5
Occupancy and operating	21.3	21.7	20.9	21.6
General and administrative	5.9	6.2	5.9	6.2
Depreciation and amortization	6.6	6.8	6.4	6.5
Restaurant opening	1.0	0.6	0.8	0.6
Loss on disposal of assets and impairments	0.3	0.1	0.2	0.2
Gain on lease termination, net	(1.3)	—	(0.4)	—
Legal and other settlements	—	—	—	0.4

Total costs and expenses	92.8	96.1	93.1	96.1

Income from operations	7.2	3.9	6.9	3.9
Other (expense) income:
Interest (expense) income, net	(0.1)	—	(0.1)	—
Other income, net	(0.1)	0.1	—	0.1

Total other (expense) income	(0.2)	0.1	(0.1)	0.1

Income before income taxes	7.0	4.0	6.8	4.0
Income tax expense	1.6	0.8	1.8	1.0

Net income	5.4%	3.1%	5.0%	3.0%

Thirteen Weeks Ended September 29, 2015 Compared to Thirteen Weeks Ended September 30, 2014.

Revenues. Total revenues increased by $23.0 million, or 11.1%, to $229.4 million during the thirteen weeks ended September 29, 2015, from $206.5 million during the comparable thirteen week period of 2014. The increase in revenues primarily consisted of an approximate 2.3%, or $4.6 million, increase in comparable restaurant sales, coupled with approximately $18.4 million in sales from new restaurants not yet in our comparable restaurant sales base. The increase in comparable restaurant sales resulted from an increase in the average check, menu mix and incident rates of approximately 3.6%, offset by a reduction in customer traffic of approximately 1.3%.

Cost of Sales. Cost of sales increased by $4.4 million, or 8.4%, to $56.2 million during the thirteen weeks ended September 29, 2015, from $51.8 million during the comparable thirteen week period of 2014. This increase was primarily due to the opening of 16 new restaurants since the thirteen weeks ended September 30, 2014. As a percentage of revenues, cost of sales decreased to 24.5% for the current thirteen week period from 25.1% for the prior year comparable thirteen week period. The percentage decrease was primarily related to lower commodity costs, a shift in our menu mix and increased menu pricing.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $5.6 million, or 7.7%, to $79.0 million during the thirteen weeks ended September 29, 2015, from $73.3 million during the comparable thirteen week period of 2014. This increase was primarily due to the opening of 16 new restaurants since the thirteen weeks ended September 30, 2014. As a percentage of revenues, labor and benefit costs decreased to 34.4% for the current thirteen week period from 35.5% for the prior year comparable thirteen week period. The percentage decrease was primarily related to improved hourly labor productivity, coupled with our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases. Included in labor and benefits for the thirteen weeks ended September 29, 2015 and September 30, 2014, was approximately $0.4 million and $0.3 million, or 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $4.1 million, or 9.1%, to $49.0 million during the thirteen weeks ended September 29, 2015, from $44.9 million during the comparable thirteen week period of 2014. This increase was primarily due to the opening of 16 new restaurants since the thirteen weeks ended September 30, 2014. As a percentage of revenues, occupancy and operating expenses decreased to 21.3% for the current thirteen week period from 21.7% for the prior year comparable thirteen week period. This percentage decrease was a result of lower repairs and maintenance and supply costs, coupled with our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases.

General and Administrative. General and administrative expenses increased by $0.8 million, or 6.1%, to $13.6 million during the thirteen weeks ended September 29, 2015, from $12.8 million during the comparable thirteen week period of 2014. The increase in general and administrative costs was primarily due to higher field supervision and support costs to manage our increasing number of restaurants. Also included in general and administrative costs for the thirteen weeks ended September 29, 2015 and September 30, 2014, was approximately $1.0 million and $0.8 million, respectively, or 0.4% of revenues, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.9% for the current thirteen week period from 6.2% for the prior year comparable thirteen week period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increases.

Depreciation and Amortization. Depreciation and amortization increased by $1.1 million, or 8.0%, to $15.1 million during the thirteen weeks ended September 29, 2015, compared to $14.0 million during the comparable thirteen week period of 2014. This increase was primarily due to depreciation expense related to the 16 new restaurants opened since the thirteen weeks ended September 30, 2014. As a percentage of revenues, depreciation and amortization decreased to 6.6% for the current thirteen week period from 6.8% for the prior year comparable thirteen week period. This slight percentage decrease was principally a result of our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases.

Restaurant Opening. Restaurant opening expense was $2.3 million during the thirteen weeks ended September 29, 2015, compared to $1.3 million during the comparable thirteen week period of 2014. This increase is due to the opening of six new restaurants during the thirteen weeks ended September 29, 2015, compared to three new restaurants during the comparable thirteen week period of 2014.

Loss on Disposal of Assets and Impairments. The loss on disposal of assets and impairments was $0.7 million during the thirteen weeks ended September 29, 2015, compared to $0.3 million during the comparable thirteen week period of 2014. These costs primarily related to the disposal of certain unproductive restaurant assets.

Gain on Lease Termination, Net. Gain on lease termination, net was $2.9 million during the thirteen weeks ended September 29, 2015 and related to the anticipated closure of our Century City, California restaurant. Our Century City restaurant is located at The Westfield Century City Mall, which is being significantly reconfigured and renovated, necessitating the closure of the restaurant by the end of January 2016. As a result of the forced lease termination, we will receive a termination fee from the landlord, resulting in a net gain.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended September 29, 2015, was 23.0% compared to 20.7% for the comparable thirteen week period of 2014. The effective income tax rate for the thirteen weeks ended September 29, 2015, differed from the statutory income tax rate primarily due to tax credits.

Thirty-Nine Weeks Ended September 29, 2015 Compared to Thirty-Nine Weeks Ended September 30, 2014.

Revenues. Total revenues increased by $54.8 million, or 8.7%, to $686.5 million during the thirty-nine weeks ended September 29, 2015, from $631.7 million during the comparable thirty-nine week period of 2014. The increase in revenues primarily consisted of an approximate 2.0%, or $11.8 million, increase in comparable restaurant sales, coupled with approximately $43.0 million in sales from new restaurants not yet in our comparable restaurant sales base. The increase in comparable restaurant sales resulted from an increase in the average check, menu mix and incident rates of approximately 2.8%, offset by a reduction in customer traffic of approximately 0.8%.

Cost of Sales. Cost of sales increased by $11.3 million, or 7.1%, to $169.4 million during the thirty-nine weeks ended September 29, 2015, from $158.1 million during the comparable thirty-nine week period of 2014. This increase was primarily due to the opening of 16 new restaurants since the thirty-nine weeks ended September 30, 2014. As a percentage of revenues, cost of sales decreased to 24.7% for the current thirty-nine week period from 25.0% for the prior year comparable thirty-nine week period. The slight percentage decrease was primarily related to lower commodity costs, a shift in our menu mix and increased menu pricing.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $12.9 million, or 5.7%, to $237.4 million during the thirty-nine weeks ended September 29, 2015, from $224.5 million during the comparable thirty-nine week period of 2014. This increase was primarily due to the opening of 16 new restaurants since the thirty-nine weeks ended September 30, 2014. As a percentage of revenues, labor and benefit costs decreased to 34.6% for the current thirty-nine week period from 35.5% for the prior year comparable thirty-nine week period. The percentage decrease was primarily related to improved hourly labor productivity, coupled with our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases. Included in labor and benefits for the thirty-nine weeks ended September 29, 2015 and September 30, 2014, was approximately $1.0 million and $1.1 million, or 0.1% and 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $6.5 million, or 4.8%, to $143.2 million during the thirty-nine weeks ended September 29, 2015, from $136.7 million during the comparable thirty-nine week period of 2014. This increase was primarily due to the opening of 16 new restaurants since the thirty-nine weeks ended September 30, 2014. As a percentage of revenues, occupancy and operating expenses decreased to 20.9% for the current thirty-nine week period from 21.6% for the prior year comparable thirty-nine week period. This percentage decrease was a result of lower repairs and maintenance and supply costs and marketing spend, coupled with our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases.

General and Administrative. General and administrative expenses increased by $1.5 million, or 3.8%, to $40.7 million during the thirty-nine weeks ended September 29, 2015, from $39.2 million during the comparable thirty-nine week period of 2014. The increase in general and administrative costs was primarily due to higher field supervision and support costs to manage our increasing number of new restaurants. Also included in general and administrative costs for the thirty-nine weeks ended September 29, 2015 and September 30, 2014, was approximately $3.0 million and $2.4 million, or 0.4% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.9% for the current thirty-nine week period from 6.2% for the prior year comparable thirty-nine week period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increases.

Depreciation and Amortization. Depreciation and amortization increased by $2.8 million, or 6.7%, to $44.0 million during the thirty-nine weeks ended September 29, 2015, compared to $41.3 million during the comparable thirty-nine week period of 2014. This increase was primarily due to depreciation expense related to the 16 new restaurants opened since the twenty-six weeks ended September 30, 2014. As a percentage of revenues, depreciation and amortization decreased to 6.4% for the current thirty-nine week period from 6.5% for the prior year comparable thirty-nine week period. This slight percentage decrease was principally a result of our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases.

Restaurant Opening. Restaurant opening expense was $5.7 million during the thirty-nine weeks ended September 29, 2015, compared to $3.7 million during the comparable thirty-nine week period of 2014. This increase is due to the opening of 13 new restaurants during the thirty-nine weeks ended September 29, 2015, compared to eight new restaurants during the prior year comparable thirty-nine week period.

Loss on Disposal of Asset and Impairments. The loss on disposal of assets and impairments was $1.7 million during the thirty-nine weeks ended September 29, 2015, compared to $1.1 million during the comparable thirty-nine week period of 2014. These costs primarily related to the disposal of certain unproductive restaurant assets.

Gain on Lease Termination, Net. Gain on lease termination, net was $2.9 million during the thirty-nine weeks ended September 29, 2015 and related to the anticipated closure of our Century City, California restaurant. Our Century City restaurant is located at The Westfield Century City Mall, which is being significantly reconfigured and renovated, necessitating the closure of the restaurant by the end of January 2016. As a result of the forced lease termination, we will receive a termination fee from the landlord, resulting in a net gain.

Legal and Other Settlements. Legal and other settlements of $2.4 million during the thirty-nine weeks ended September 30, 2014, were related to professional fees and other expenses incurred in connection with our shareholder settlement dated April 21, 2014.

Income Tax Expense. Our effective income tax rate for the thirty-nine weeks ended September 29, 2015, was 26.3% compared to 24.4% for the comparable thirty-nine week period of 2014. The effective income tax rate for the twenty-six weeks ended September 29, 2015, differed from the statutory income tax rate primarily due to tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	September 29, 2015	December 30, 2014
Cash and cash equivalents	$26,572	$30,683
Net working capital	$(41,667)	$(25,707)
Current ratio	0.7:1.0	0.8:1.0

	For The Thirty-Nine Weeks Ended
	September 29, 2015	September 30, 2014
Cash provided by operating activities	$99,632	$74,436
Capital expenditures	$63,088	$67,603

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations; to provide our restaurant landlords with confidence as to our intent and ability to honor all of our financial obligations under our restaurant leases; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger-scale. We obtain financial resources principally from our ongoing operations, supplemented by our cash balance on hand, employee stock option exercises and tenant improvement allowances from our landlords and our $150 million Credit Facility. Additionally, in the past we have obtained capital resources from public stock offerings and sale leaseback proceeds.

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, currently, our primary growth objective is to achieve an approximate 10% increase in total restaurant operating weeks on an annual basis over the next few years. For fiscal 2015, we plan to open 16 new restaurants. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments, including ongoing maintenance capital expenditures, our base of established restaurant operations may not generate enough cash flow from operations to totally fund our planned expansion over the long-term. In addition, share repurchases that we may complete may reduce the cash available for expansion. We estimate the total domestic capacity for BJ’s restaurants to be at least 425, given the size of our current restaurant prototype and the current structure of the BJ’s concept and menu. Accordingly, we will continue to actively monitor overall conditions in the capital and credit markets with respect to the potential sources and timing of additional financing for our planned future expansion, if necessary. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our long-term planned rate of expansion.

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

We typically seek to lease our restaurant locations for primary periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for four of our operating restaurants and our Texas brewpub locations. We also own two parcels of land adjacent to two of our operating restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we subsequently enter into sale-leaseback arrangements for land parcels that we may purchase. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

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

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $99.6 million during the thirty-nine weeks ended September 29, 2015, representing a $25.2 million increase from the $74.4 million provided by during the comparable thirty-nine week period of 2014. The increase in cash from operating activities for the thirty-nine weeks ended September 29, 2015, in comparison to the thirty-nine weeks ended September 30, 2014, is primarily due to the timing of accounts receivable, prepaids and other current assets and deferred lease incentives coupled with higher net income, offset by the timing of landlord contributions for tenant improvements and our lease termination gain.

For the thirty-nine weeks ended September 29, 2015, total capital expenditures were approximately $63.1 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewery equipment and leasehold improvements to construct new restaurants were $52.5 million. These expenditures were primarily related to the construction of our 13 new restaurants that opened during the thirty-nine weeks ended September 29, 2015, as well as expenditures related to restaurants expected to open later in fiscal 2015. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $10.4 million and $0.2 million, respectively.

We have a $150 million unsecured revolving line of credit that expires on September 3, 2019, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of the Company’s announced stock repurchase program and for working capital and construction requirements as needed. Borrowings under the Credit Facility will bear interest at the Company’s choice of either LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s publicly announced prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. As of September 29, 2015, there were borrowings of $67.5 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $14.0 million. The Credit Facility agreement also contains affirmative and negative covenants which restrict our ability to, among other things, create liens, borrow money (other trade credit and other ordinary course liabilities) and engage in mergers, consolidations, significant asset sales and certain other transactions. In addition, the Credit Facility contains provisions requiring us to maintain compliance with certain financial and non-financial covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio which, if not met, would place additional customary restrictions on the Company, including the ability to redeem or repurchase stock or pay dividends. While we have the Credit Facility in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on our ability to borrow from the Credit Facility.

Our capital expenditures during fiscal 2015 will continue to be significant as we plan to open 16 new restaurants in addition to the two 10,000 barrel brewpub locations, which opened in April 2015, and our necessary restaurant-level maintenance and key initiative-related capital expenditures. As of November 2, 2015, we have opened 15 new restaurants in fiscal 2015 and we have one additional restaurant, with a signed lease, under construction that we expect to open in the fourth quarter of this year. We expect to open 18 to 19 restaurants in fiscal 2016, of which we currently have entered into ten signed leases or land purchase agreements. We currently anticipate our total capital expenditures for fiscal 2015, including all expenditure categories, to be approximately $100 million. We expect to fund our anticipated capital expenditures for fiscal 2015 and 2016 with current cash balances on hand, expected cash flows from operations, proceeds from sale-leaseback transactions, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

In April 2014, our Board of Directors authorized a $50 million share repurchase plan, which was subsequently increased to $150 million in August 2014 and to $200 million in June 2015. We have cumulatively repurchased approximately $165.3 million of this amount, of which approximately $65.3 million was repurchased during the thirty-nine weeks ended September 29, 2015. The share repurchases were completed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of September 29, 2015, we have approximately $34.7 million available under our current share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make stock repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 29, 2015, we are not involved in any off-balance sheet arrangements.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 7 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for a summary of legal proceedings.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2014, our Board of Directors authorized the repurchase of up to $50 million of our common stock. In August 2014 and June 2015, the Board authorized an additional $100 million and $50 million, respectively, increasing the total authorized repurchase to $200 million of our common stock, of which approximately $65.3 million was repurchased during the thirty-nine weeks ended September 29, 2015. The share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buybacks, and/or open market purchases. As of September 29, 2015, we have approximately $34.7 million available under our current share repurchase plan. The following table sets forth information with respect to repurchases of common shares made during the thirty-nine weeks ended September 29, 2015:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/31/14 – 01/27/15	4,927	$43.24	4,927	$—	$49,786,967
01/28/15 – 02/24/15	14,169	$43.90	14,169	$—	$49,165,290
02/25/15 – 03/31/15	114,261	$52.13	114,261	$—	$43,225,912
04/01/15 – 04/28/15	118,358	$50.91	118,358	$—	$37,215,173
04/29/15 – 05/26/15	508,258	$47.72	508,258	$—	$13,010,230
05/27/15 – 06/30/15	204,434	$47.18	204,434	$50,000,000	$53,454,684
07/01/15 – 07/28/15	46,365	$48.69	46,365	$—	$51,198,708
07/29/15 – 08/25/15	184,290	$47.05	184,290	$—	$42,604,600
08/26/15 – 09/29/15	179,919	$44.37	179,919	$—	$34,661,162

Total	1,374,981	$47.52	1,374,981

(1)	Monthly information is presented by reference to our fiscal months during the thirty-nine weeks ended September 29, 2015.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

November 2, 2015	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)