Form 10-K
period 2015-12-29
BJs RESTAURANTS INC
filed 2016-02-23
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, June 30, 2015, was $1,087,651,544, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 19, 2016, 24,100,968 shares of the common stock of the Registrant were outstanding.

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

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This Form 10-K contains “forward-looking” statements and other information based on the current beliefs and assumptions of our management. When we use the words “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” “target,” and similar expressions in this Form 10-K, we are intending to identify “forward-looking” statements. These statements reflect our current assumptions and outlook with respect to BJ’s future expansion plans, key business initiatives, expected operating conditions and other factors. Moreover, we operate in a very competitive and rapidly changing environment, and new risk factors emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

“Forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;
•	the rate and scope of our planned future restaurant development;
•	the estimated total domestic capacity for our restaurants;
•	anticipated dates on which we will commence or complete the development and opening of new restaurants;
•	expectations for consumer spending on casual dining restaurant occasions;
•	the availability and cost of key commodities used in our restaurants and brewing operations;
•	planned menu price increases and their effect, if any, on revenue and results of operations;
•	the projected effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;
•	expected capital requirements and actual or available borrowings on our line of credit;
•	projected revenues, operating costs and expenses; and
•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

Some, but not all, significant factors that could prevent us from achieving our stated goals are set forth in Part I, Item 1A of this Annual Report on Form 10-K and include:

•

Failure to maintain a favorable image, credibility and the value of the BJ’s brand and our reputation for offering customers a higher quality more differentiated total dining experience at a good value.

•	Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.
•	Any deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.
•

Any deterioration in general economic conditions could also have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.

•	If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.
•

Our ability to open new restaurants on schedule in accordance with our targeted capacity growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations, leases and licenses, recruiting and training qualified managers and hourly employees and by other factors, some of which are beyond our control and difficult to forecast accurately.

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

•

Our operations are susceptible to changes in our food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), brewing and energy supplies which could adversely affect our profitability.

•

Negative publicity about us, our restaurants, other restaurants, or others across the food supply chain, due to food borne illness or other reasons, whether or not accurate, could adversely affect the reputation and popularity of our restaurants and our results of operations.

•	Our dependence on independent third party brewers and manufacturers for some of our beer could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer.
•

Our internal brewing, independent third party brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected by different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations.

•

Government laws and regulations affecting the operation of our restaurants, including but not limited to those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, consumer health and safety, health insurance coverage, or other employment benefits such as paid time off, nutritional disclosures, and employment eligibility-related documentation requirements could increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.

•

We are heavily dependent on information technology in our operations as well as with respect to our customer loyalty and employee engagement programs. Any material failure of such technology, including but not limited to cyber-attacks, could adversely affect our revenues and impair our ability to efficiently operate our business.

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

FISCAL PERIODS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended December 29, 2015, December 30, 2014, December 31, 2013, January 1, 2013, and January 3, 2012, are referred to as fiscal years 2015, 2014, 2013, 2012, and 2011, respectively. Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. All fiscal years presented in this Form 10-K, with the exception of fiscal year 2011, consisted of 52 weeks. Additionally, all quarters, with the exception of the fourth quarter in fiscal year 2011, consisted of 13 weeks. Fiscal year 2011 consisted of 53 weeks, with a 14-week fourth quarter, and fiscal year 2016 will consist of 53 weeks; therefore, all financial references to fiscal year 2011 and fiscal year 2016 assume 53 weeks of operations, unless noted otherwise.

ITEM 1. BUSINESS

GENERAL

As of February 22, 2016, we owned and operated 172 restaurants located in the 22 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery®, a BJ’s Restaurant & Brewhouse®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Our menu features BJ’s award-winning, signature deep-dish pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations as well as by independent third party brewers using our proprietary recipes. Our BJ’s Pizza & Grill® restaurants are smaller format, full-service restaurants relative to our BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Currently, the BJ’s Restaurant & Brewhouse® format represents our primary future expansion vehicle. Our BJ’s Grill® restaurant is a slightly smaller footprint restaurant, compared to our BJ’s Restaurant & Brewhouse® format, featuring all the amenities of our Brewhouse locations.

The first BJ’s restaurant opened in 1978 in Orange County, California, featuring Chicago style deep-dish pizza with a unique California twist. Over the years we expanded the BJ’s concept from its beginnings as a small pizzeria to a full service, high energy casual dining restaurant with a broad menu including our BJ’s award-winning, signature deep-dish pizza, as well as appetizers, entrées, pastas, burgers and sandwiches, specialty salads and desserts, including our made to order, warm pizza cookie dessert, the Pizookie®.

In 1996, we introduced our proprietary craft beers when we opened our first BJ’s Restaurant & Brewery® in Brea, California. Today all of our restaurants feature our award-winning, proprietary craft beers, which we believe differentiates us from many other restaurant concepts, and showcases the quality and care of the ingredients we use at BJ’s. Our high-quality, craft beers further distinguish BJ’s from many other restaurant concepts by complementing our signature deep-dish pizza and other menu items. Our beers have earned over 150 medals at different beer festivals and events, including 32 medals at the Great American Beer Festival. We also offer as many as 30 “guest” domestic and imported craft beers on tap, in addition to a selection of bottled beers in the majority of our restaurants. Our wide and unique beer offerings are intended to enhance BJ’s competitive positioning as a leading retailer of beer in the casual dining segment of the restaurant industry.

We compete in the casual dining segment of the restaurant industry, which is a large, highly fragmented segment with estimated annual sales in the $100+ billion range. The casual dining segment of the restaurant industry has become a fairly mature segment of the restaurant industry. According to some industry analysts and observers, the annual rate of sales growth for the segment has been gradually decreasing as a result of increased competition from more innovative quick-service and “fast casual” restaurant concepts and other food-away-from-home retailers, a leveling off of certain favorable demographic trends (the number of two wage-earner households, etc.); and a perceived over-supply of casual dining restaurants compared to demand. We believe that, in addition to these factors, the segment has suffered from low levels of innovation and a general reduction in the overall quality and differentiation of many of the larger, more mature mass market casual dining chains that collectively operate several thousand commoditized restaurants.

In contrast to our mass market casual competitors, we believe that the BJ’s restaurant concept offers consumers a higher quality, more contemporary and approachable “casual plus” (or “premium casual” or “polished casual”) dining experience. The term “casual plus” typically refers to a competitive positioning that has greater quality and differentiation when compared to the more mature, mass market casual dining concepts with average customer checks of $11.00 to $18.00, but not necessarily as extensive as the “upscale casual” concepts that typically have average customer checks well in excess of $18.00. Accordingly, our primary business objective is to continue our national expansion program as a “casual plus” restaurant company and attempt to capture additional market share in the segment over time. Additionally, we continue to evolve our existing restaurant base by introducing a series of initiatives to drive profitable sales and traffic growth while continuously improving the customer dining experience.

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

THE BJ’s RESTAURANT CONCEPT AND MENU

Our primary growth objective is to expand the BJ’s “casual plus” restaurant concept nationwide and to consistently deliver the BJ’s dining experience at the “BJ’s Gold Standard of Operational Excellence” by providing a genuine commitment to passionately connect with every customer, on every visit, through the flawless and relentless execution of every detail during every shift – to create and keep fanatical fans of BJ’s concept and brand. We believe that by delivering upon this commitment to our customers, we should have the best opportunity to generate significant repeat business and capture additional market share in the casual dining segment of the restaurant industry. To achieve these objectives, we plan to focus on the opening of additional BJ’s Restaurant & Brewhouse® format restaurants in new and existing markets in a carefully controlled manner.

Our signature menu offering is our deep-dish pizza, which was introduced in 1978. Our unique version of deep-dish pizza is unusually light, with a crispy, flavorful, bakery-type crust. Our pizza is topped with high-quality meats, fresh vegetables and a blend of five cheeses. During 2015, total pizza sales represented approximately 14% of our total restaurant sales.

In addition to pizza, we have a broad menu featuring appetizers, specialty salads, soups, pastas, sandwiches, entrées and desserts. All of our menu items are prepared to order using high-quality ingredients. This broad menu, which we continually evolve, is an important factor in our differentiation from many other casual dining competitors. Over the last several years we have continued to evolve and differentiate our menu offerings, including a “Snacks and Small Bites” menu category, featuring small plate appetizers and salads and a lower calorie and “better for you” menu category called Enlightened Entrées®. In fiscal 2015, we introduced over 20 new menu items including such customer favorites as our Enlightened Quinoa Bowls, Barbacoa Chicken, North Beach Mahi and Shrimp, Loaded Burgers and our new appetizers, including our Dry Rub Chicken Wings and Root Beer Glazed Ribs. Our menu entrées generally range in price from $7.25 to $24.50. We estimate that our average per-customer check in fiscal 2015, including beverages, was approximately $14.50. Our extensive menu and moderate pricing allow us to appeal to a variety of customers and dining occasions, including everyday lunch and dinner, special occasions, and late night business.

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

In addition to introducing new menu items, we consistently evaluate our existing menu and our current operating procedures to improve the quality of our offerings and customer service. As such, we continue to streamline many of our operating procedures and remove menu items in order to provide higher quality and more consistent food and beverage at a faster pace and provide additional future menu capacity for innovation in our restaurants. We believe that reducing unnecessary complexity will improve the consistency and speed of service in our restaurants which in return will enhance profitability and customer service. During fiscal 2014, we launched our BJ’s mobile application in the iTunes and Android stores. The BJ’s mobile application allows our customers to use their smartphones to add their names to our wait list before they reach the restaurant, order ahead for both dine-in and take-out, pay at the table and manage their loyalty accounts, among other things. In fiscal 2015, we enhanced our BJ’s mobile application by adding group ordering, split payment, and both Apple Pay and Google Wallet payment options. We believe BJ’s mobile application is just another way to help our customers enjoy BJ’s restaurants while enhancing convenience and improving the speed of service.

All of our restaurants feature our award-winning, proprietary freshly brewed (not pasteurized) craft beers, which we believe not only differentiates us from many other restaurant concepts, but also enhances our ability to provide greater quality and uniqueness to our customers. Approximately 9% of our total restaurant sales in fiscal 2015 consisted of our proprietary craft beers. We also offer as many as 30 “guest” domestic and imported craft beers on tap, in addition to a selection of bottled beers in the majority of our restaurants. Our broad and unique beer offerings are intended to enhance BJ’s competitive positioning as a leading retailer of craft beer in the casual dining segment of the restaurant industry. We source our beers using a combination of our internal brewing operations located at our Restaurant and Brewery locations and our brewpub locations in Texas as well as through qualified independent third party brewers. During fiscal 2015, approximately 30% of our proprietary craft beer was produced at our internal brewing operations and then distributed to our other restaurants in a “hub and spoke” fashion. The remaining 70% of our proprietary craft beer was produced by other qualified independent third party brewers using our proprietary recipes. During fiscal 2015, our in-house brewing operations produced approximately 20,000 barrels of beer, and independent third party brewers produced approximately 45,000 barrels of beer. We also offer a selection of popular wines and spirits for sale in our restaurants. Alcoholic beverages, including our craft beers, represented approximately 22% of our total restaurant sales in fiscal 2015.

RESTAURANT OPERATIONS

Based on internal and publicly available data, we believe that our larger format brewhouse restaurants, on average, generate relatively high customer traffic per square foot compared to many other casual dining concepts. Therefore, we have implemented operational systems and procedures to support our desire to run our restaurants

“quality fast,” particularly at peak dining periods, in order to effectively and efficiently process every customer transaction. The typical management team for a BJ’s restaurant consists of a General Manager, an Executive Kitchen Manager and three to five other managers depending on the sales volume for each restaurant. The General Manager is responsible for the day-to-day operations of their restaurant, including hiring, training, and the development of personnel, as well as for sales and operating profit. The Executive Kitchen Manager is responsible for managing food quality and preparation, purchasing, inventories and kitchen labor costs. All of our restaurants prepare detailed monthly operating budgets, and compare their actual results to their budgets. We also measure the productivity and efficiency of our restaurant operations using a variety of qualitative and quantitative statistical indicators such as kitchen ticket times, actual versus theoretical food waste, items produced or sold per labor hour, controllable operating costs per customer served and other activity measures.

New restaurant managers are required to successfully complete an 11-week comprehensive advanced management training program dedicated to all aspects of the operation of our restaurants including both restaurateuring and restaurant business-related topics. Our restaurant management training program is directed by our Senior Vice President of Operations Services and Talent Development and is closely monitored by our field supervision team. We continuously review our training curriculum for our hourly employees, new managers and our existing restaurant managers.

The General Manager of each restaurant reports to a Director of Operations or an Area Vice President, who reports to a Regional Vice President or a Senior Regional Vice President. Additionally, we have Directors of Kitchen Operations who oversee the food quality and safety, kitchen efficiency and consistency in our restaurants and help educate, coach and develop our kitchen managers. Our Directors of Kitchen Operations report to the Vice President of Culinary and Kitchen Innovation. Our Regional and Senior Regional Vice Presidents report to our Executive Vice President of Operations who oversees all aspects of restaurant operations including kitchen and bar operations, restaurant facility management, new restaurant openings and the roll-out of key operational initiatives.

We carefully select, train and supervise our restaurant-level employees (“employees”). Each restaurant typically employs an average of approximately 150 hourly employees, many of whom are paid at the statutory minimum wage level and work part-time. Our goal is to staff our restaurants with qualified, trained and enthusiastic employees who desire to be an integral part of BJ’s fun, premium casual atmosphere and, at the same time, have the passion, intensity, work ethic and ability to execute our concept correctly and consistently on every shift. Prior experience in the restaurant industry is only one of the qualities management looks for in our restaurant employees. Enthusiasm, motivation, dependability, integrity, and the ability to interact well and connect with our customers and correctly execute our concept are some of the key qualities of BJ’s management and employees.

In order to maintain our high standards, all new restaurant hourly employees undergo formal training from certified Employee Instructors at each restaurant. Our Employee Instructors oversee the training by position for each new hourly employee and are also utilized to support our new restaurant openings. Our hourly team goes through a series of in-depth interactive and automated training for their respective positions. Our future growth and success are highly dependent upon our ability to attract, develop and retain qualified restaurant management and hourly employees. We attempt to accomplish this by providing our employees with opportunities for increased responsibilities and advancement as well as performance-driven incentives based on both financial and customer satisfaction metrics. We also support our employees by offering what we believe to be competitive wages and, for eligible employees, competitive fringe benefits (including a 401(k) plan with a company match, medical insurance and dining discounts). Additionally, our General Managers, Executive Kitchen Managers, Directors of Operations and Directors of Kitchen Operations are eligible to be selected to participate in our Gold Standard Stock Ownership Program that operates under the authority of our 2005 Equity Incentive Plan (“the Plan”). This program is intended to be a long-term wealth building program, and provides for equity-based awards. Participation in the Plan requires extended service in good standing with us (generally three or five years).

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

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

Our BJ’s Restaurant & Brewhouse® format is currently expected to represent the vast majority of our planned new restaurant growth for the foreseeable future. We may also open new BJ’s Restaurant & Brewery® formats or brewpub locations (“brewing restaurants”) if on-site brewing operations is the only legally permissible way to offer our proprietary craft beer in certain highly-desirable locations.

We seek to obtain high-quality, high-profile locations for our “casual plus” restaurants, which we believe have the ability to draw customers from a larger area than most “mass market” casual dining chain restaurants. The sizes of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, retail traffic generators and geography. We believe the locations of our restaurants are critical to our long-term success. Accordingly, we devote significant time and resources to analyzing each prospective site. Since BJ’s has proven that it can be successful in a variety of locations (urban or suburban shopping malls, retail strip centers, lifestyle centers, and entertainment centers – either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. In general, we currently prefer to open our restaurants at high-profile sites in mature trade areas with dense populations. Additionally, we generally target geographic regions that allow us to build multiple restaurants in those areas. This “clustering” approach can provide specific economic benefits including lower supply and distribution costs, improved marketing efficiencies, management supervision leverage and increased brand awareness. As with most growing retail and restaurant chain operations, there can be no assurance that sales transfers or “cannibalization” among our locations will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets to maximize our competitive position and financial performance in each market.

During fiscal 2015, we opened 16 new restaurants and closed an existing, smaller format “Pizza & Grill” restaurant in La Jolla, California, when its lease expired, which we plan to relocate within the same trade area during fiscal 2016. As a result, we increased our total restaurant operating weeks by approximately 9% during the year. During fiscal 2016, we expect to open 18 to 19 new restaurants. Based on information currently available, we expect to open seven restaurants during the first half of fiscal 2016 and the remaining restaurants in the second half of the year. However, there are a number of risks associated with opening new restaurants and entering new markets, and it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control, including those identified under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

We have signed leases, land purchase agreements or letters of intent for all of our potential restaurant openings for fiscal 2016. We are currently negotiating additional leases and/or real estate purchases for potential future locations for fiscal 2017 and 2018. We typically enter into operating leases for our locations for periods ranging from 10 to 20 years. We obtain lease extension options in most instances. Our restaurants can either be freestanding or in-line, and we may utilize both ground leases and build-to-suit leases. Our lease payment terms vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We are generally responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out our leased premises. We may also expend cash for permanent structural additions that we make to leased premises.

We may have some of the costs to open a restaurant reimbursed to us by our landlords in the form of tenant improvement allowance incentives pursuant to agreed-upon terms in our leases. These allowances usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Generally, a landlord will charge us additional rent for any allowances provided to us in this regard. We typically seek tenant improvement allowances of approximately $100 per square foot; however, not every location we develop into a restaurant will have such allowances available. During fiscal 2015, we opened 16 new restaurants, of which only nine restaurants received tenant improvement allowances. For these nine restaurants, our average tenant improvement allowance was approximately $150 per square foot. However, there can be no assurance that such allowances will be available for every potential location that we seek to develop into a new restaurant. We may also purchase the land underlying certain restaurant locations if it becomes available. However, it is not our current strategy to own a large number of land parcels that underlie our restaurants. In many cases, we subsequently enter into sale-leaseback arrangements for land parcels that we purchase.

TARGETED NEW RESTAURANT ECONOMICS

Commencing in the second half of fiscal 2014, we began building the vast majority of our new freestanding restaurants utilizing a new prototype design that costs approximately 20% less than our prior prototype. This new prototype is approximately 7,400 square feet with seating for as many as 225 customers with a targeted gross construction cost of approximately $4.0 million (before tenant improvement allowances, if any). However, our investment costs for new restaurants may vary significantly depending on a number of factors including, but not limited to their absolute sizes, layouts (custom or prototype), type of construction labor (union or non-union), local permitting requirements, the scope of any required site work, the cost of liquor and other licenses and hook-up fees, geographical location and facility type (brewing compared to brewhouse).

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

The aforementioned return-on-investment targets for our restaurant operations do not consider any allocations of opening costs, field supervision and corporate support expense, non-cash items such as depreciation, amortization and equity-related compensation expense, and income taxes, and do not represent a targeted return on an investment in our common stock. Additionally, the actual performance of any new restaurant location will usually differ from its originally targeted performance due to a variety of factors, many of which are outside of our control, and such differences may be material. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of certain risks relating to the development and operation of our restaurants.

We generally target our new restaurants to achieve average annual sales at maturity of $4.5 million, and we generally target an average “four wall” estimated operating cash flow margin in the range of 18% to 20% at maturity, after all occupancy expenses. Not all new restaurants are expected to achieve our average return-on-investment targets. Some may be targeted to achieve higher returns and some may be targeted to achieve lower returns, based on factors specific to each restaurant location. These factors include, among other things, the level of overall consumer and market awareness for our brand in the location’s general trade area; the specific occupancy structure and capital expenditure requirement for the location; the availability and amount of tenant improvement allowances; and the expected operating cost structure in the trade area (i.e., minimum hourly wages, local costs for fresh commodities such as produce, etc.).

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

Our preopening expense for a prototypical BJ’s Restaurant & Brewhouse® location averaged approximately $0.4 million in fiscal 2015. Preopening expenses are typically higher for non-prototypical, “custom footprint” restaurants and for a restaurant’s initial entry into a new market. During fiscal 2016, we plan to open our first restaurant in the states of North Carolina and New Jersey, where we expect to incur initially higher preopening costs. We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

BREWING OPERATIONS

Sales of our proprietary craft beers represented approximately 9% of our total restaurant sales during fiscal 2015. In substantially all of our restaurants we also offer a wide selection of other popular craft beers on tap. Accordingly, total sales of beer represented approximately 12% of our total restaurant sales during fiscal 2015.

Our internal brewing operations originated in 1996 with the opening of the first large format BJ’s Restaurant & Brewery® location in Brea, California, which included our first on-site brewing operation. The Brea BJ’s Restaurant & Brewery® serviced not only that restaurant, but also several other California restaurants, using a “hub and spoke” production and distribution model that is legally permitted in California with certain limitations and restrictions. To supplement our internal brewing operations and as a result of the constraints imposed by various state “tied-house” laws, which regulate how alcoholic beverages are manufactured, distributed and marketed, we also utilize qualified independent third party brewers to produce our beer, using our proprietary recipes. In fiscal 2015, our internal breweries produced approximately 20,000 barrels of BJ’s branded beer, and independent third party brewers produced approximately 45,000 barrels of BJ’s branded beer. Our on-site breweries are typically staffed with a head brewer and an assistant brewer, who report to a brewing director. Production planning and quality control are monitored by our corporate brewing operations department which is led by our Senior Vice President of Brewing Operations. Additionally, our on-site and independent third party breweries periodically send out samples of each batch of BJ’s branded beer to an independent laboratory for quality control testing purposes.

As we continue to expand the BJ’s restaurant concept, our requirement to produce our proprietary craft beer will continue to grow. As a result of that growing requirement, we will continue to evaluate the benefits and risks associated with brewing our beer internally or using qualified independent third party brewers, including factors such as availability of adequate production capacity, quality control procedures, federal and state laws, consistency of corporate and brand strategy, and the operating and capital costs associated with independent third party brewing versus the costs of brewing operations ownership. We currently believe that a combination of internal brewing and larger-scale independent third party brewing represents the optimal production method for our craft beers as we continue the expansion of our restaurants nationally. This approach allows us to get the benefits provided by brewing beer in larger batches, yet also provides us the flexibility to allow our brewing operations to focus on specialty, seasonal and research and development beers. We estimate our total proprietary craft beer requirement to be approximately 77,000 barrels for fiscal 2016, with approximately 62% of that requirement expected to be produced by independent third party brewers.

After utilizing independent third party brewers and distributors to satisfy the vast majority of our proprietary craft beer requirements for our Texas restaurant operations since their inception in 2002, the Texas Alcoholic Beverage Commission took the position in 2013 that our historical brewing arrangement with respect to the supply of proprietary craft beer for our Texas restaurants was not in compliance with the provisions of the Texas Alcoholic Beverage Code and related rules and regulations. In January 2014, our subsidiary, Chicago Pizza Hospitality Holding, Inc., entered into a Settlement Agreement and Waiver with the Texas Alcoholic Beverage Commission pursuant to which we agreed to terminate the use of independent third party brewers to supply proprietary craft beer for our Texas restaurants and transition to production and supply of proprietary craft beer for our Texas restaurants through licensed brewpubs to be built, owned and operated by us. Therefore, on April 15, 2015, we opened two Texas brewpubs which now supply all of our proprietary craft beer to our Texas restaurants. We expect that the supply of proprietary craft beer in our Texas restaurants will be met through the operation of these two licensed brewpubs.

We also produce our proprietary non-alcoholic craft sodas that are sold in our restaurants. Our craft sodas include root beer, cream, orange and black cherry soda.

MARKETING AND ADVERTISING

We believe that the most effective method, over the long run, to protect and enhance our customer visit frequency is to spend our marketing dollars on the plate and provide better food quality, service and facilities for our customers. However, due to the sluggish economy and the maturation of the casual dining segment of the restaurant industry, we have been prudently increasing our marketing expenditures to improve our awareness and brand equity in the markets that we operate. Our marketing spend generally takes the form of limited television for those markets in which we have enough restaurant penetration, as well as print, radio, digital and social media programs. We also utilize our loyalty program, BJ’s Premier Rewards®, to engage with our customers and monitor their frequency and purchasing behavior.

Our marketing related expenditures were approximately 2.2%, 2.3%, and 2.2% of revenues for fiscal 2015, 2014 and 2013, respectively. We expect our marketing expenditures in 2016 to continue to be between 2% to 3% of our revenues. However, depending on the current operating conditions for casual dining restaurants, we may decide to increase or decrease our marketing expenditures beyond our current expectations.

CHARITABLE ACTIVITIES

The BJ’s Restaurants Foundation (the “Foundation”), a 501(c)(3) qualified non-profit charitable organization, is principally dedicated to supporting charities that benefit children’s healthcare and education, with a primary focus on the Cystic Fibrosis Foundation (“CFF”). Our Chairman of the Board of Directors and two of our current executive officers currently serve on the Foundation’s five-person Board of Directors. We also focus on the support of other local community and charitable causes, providing food and other resources for many worthwhile charitable events. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which supports CFF by donating a portion of our Pizookie® sales to CFF. In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training programs. These programs combined with programs administered by the Foundation resulted in the donation of $0.4 million, $0.4 million, and $0.4 million to CFF during fiscal 2015, 2014, and 2013, respectively.

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

INFORMATION SYSTEMS

We believe it is extremely important to provide our operators with state of the art technology so that they can better serve our customers and our employees in a more productive and efficient manner. These technologies include an automated kitchen display system (“KDS”) and bar display system (“BDS”), a web-based labor scheduling and productivity analyzer system, a theoretical food cost system and an automated front desk table management system. Each of these systems is integrated into our Point of Sale (“POS”) system which is used to record sales transactions, send menu orders to our kitchen, batch and transmit credit card transactions, record employee time clock information and produce a variety of management reports. Our KDS is an automated routing and cooking station balancing system which improves cooking station productivity, synchronizes order completion, provides valuable ticket time and cooking time data, and allows for more efficient levels of labor without sacrificing quality. Our BDS is an automated routing and beverage station balancing system which improves beverage station productivity by further leveraging our automation capability. Additionally, our web-based labor scheduling and productivity analyzer automates the labor scheduling for the managers and employees and produces a number of real-time key performance indicators and productivity reports for our management team, including controls and alerts to assist in complying with federal, state and local labor laws. Our theoretical food cost system and automated food prep system allow us to better measure our product yields and waste in our kitchens and help reduce kitchen errors and eliminate excessive waste. Our automated front desk table management system helps us to better optimize the overall seating efficiencies and “table turns” in our restaurants. We also utilize a centralized accounting and human resources system that collects data from our restaurants in order to produce operational reports and scorecard reporting as well as a data center technology services with cloud based technologies to provide scalability and bursting capabilities which support growth and enable rapid technology deployments. Our BJ’s application, which allows our customers to use their smartphones to order ahead, add their name to our waitlist, pay at the table and manage their loyalty account, among other things, has been well received by our customers. In fiscal 2015, we implemented an electronic workflow solution to streamline and expedite the process of onboarding new team members, while insuring accuracy and facilitating the collection of richer data. Additionally, in fiscal 2015, we implemented a tablet-based inventory technology company wide. We are testing several other mobile management tools for our restaurant operators for performing tasks such as ordering and quality assurance auditing. We will be launching these additional systems company wide in fiscal 2016. We will continue to develop restaurant and support technologies that help improve financial management, cost control, the customer experience and employee effectiveness.

SUPPLY CHAIN MANAGEMENT

Our supply chain department, working together with our culinary research and development team, is responsible for the selection and procurement of all of the food ingredients, beverages, products and supplies for our restaurants and brewing operations. Additionally, the supply chain department manages procurement agreements in the areas of energy, transportation and general corporate services. We seek to obtain the highest quality menu ingredients, products and supplies from reliable, approved sources at competitive prices. Ingredient specifications are mandated by the supply chain department in order to consistently maintain the highest quality ingredients and operational materials. We continually research and evaluate various food ingredients, products and supplies for consistency and quality and compare them to our detailed specifications. In order to maximize operating efficiencies between purchase and usage, each restaurant’s Executive Kitchen Manager determines daily usage requirements for food ingredients, products and supplies for their restaurant and places all orders with vendors approved by our supply chain department. Our Executive Kitchen Managers also inspect our deliveries to ensure that the items received meet our quality specifications and negotiated prices. For many of our menu ingredients, we have arranged for acceptable alternative manufacturers, vendors, growers and shippers in order to reduce risk in our supply chain.

Where economically feasible and possible, we attempt to negotiate contracts for key commodities used in the preparation of our food and beverage offerings, based on our expected requirements for each fiscal year. If our attempts are successful, most of our contracts typically range in duration from three to twelve months, and are generally set to expire at the end of calendar quarters (if quarterly in duration) or at the end of our fiscal year (if annual in duration). We attempt to contract for the majority of our more significant commodities (chicken, beef and wheat-based products) for various periods of time with the objective of stabilizing our costs and ensuring product availability. However, there is no assurance that we will be able to continue to do so in light of the continuing volatility in the supplies and costs for many food commodities. Although we currently do not directly engage in future contracts or other financial risk management strategies with respect to potential commodity cost fluctuations, from time to time we may opportunistically request that our suppliers consider doing so to help minimize the impact of potential cost fluctuations. Suppliers will typically pass the costs of such strategies along to us, either directly or indirectly.

We use Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States to deliver the majority of our food products to our restaurants. Our agreement with DMA is for five years expiring June 2017. Jacmar Foodservice Distribution, is a member of DMA and is the primary distributor of food and operating supplies for our California and Nevada restaurants. See “Related Party Transactions.” We have a non-exclusive contract with DMA on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies.

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

COMPETITION

The domestic restaurant industry is highly competitive and generally considered to be mature. There are a substantial number of casual dining chain restaurants, as well as fast casual and quick service restaurant chains and other food and beverage service operations, that compete both directly and indirectly with us in every respect, including food quality and service, the price-value relationship, beer quality and selection, atmosphere, suitable sites for new restaurants and for qualified personnel to operate our restaurants, among other factors. We also compete within each of our trade areas with national and regional restaurant chains and locally-owned restaurants. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes.

Our restaurant concept is a relatively small “varied menu” casual dining competitor when compared to the mature “mass market” chains, with 62 of our restaurants currently located in one state - California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major casual dining chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources. Accordingly, we must be prepared to constantly evolve and refine the critical elements of our restaurant concept over time to protect our longer-term competitiveness. Additionally, due to the continuing difficult operating environment for casual dining restaurants, coupled with continuing pressure on consumer spending for restaurant occasions, we expect that our larger chain restaurant competitors will continue to allocate even more resources to their national media advertising and discounting programs in order to protect their respective market shares, which could have an adverse effect on our sales and results of operations.

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

FOOD QUALITY AND SAFETY

Our revenues can be substantially affected by adverse publicity resulting from food quality, illness, or health concerns stemming from incidents occurring at a single restaurant of ours as well as incidents that may occur at our competitors’ restaurants. In addition, our revenues can be affected by illness or health concerns stemming from incidents occurring at our suppliers or competing suppliers. While we believe that our internal policies and procedures for food safety and sanitation are thorough, the risk of food-borne illness cannot be completely eliminated, and incidents at other restaurant chains or in the food supply chain may affect our restaurants even if our restaurants are not implicated in a food safety concern. We attempt to manage risks of this nature through food safety controls throughout our supply chain and internal training programs, but the occurrence of any one of these factors in any one of our restaurants or elsewhere within the foodservice industry could cause our entire Company to be adversely affected.

RELATED PARTY TRANSACTIONS

The Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) is one of our shareholders and James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with DMA, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $87.4 million, $86.7 million, and $82.8 million of food, beverage, paper products and supplies for fiscal 2015, 2014, and 2013, respectively, which represents 20.8%, 21.9%, and 22.6% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $4.3 million and $4.0 million, at December 29, 2015 and December 30, 2014, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other third party vendors and are included in “Cost of sales” on the Consolidated Statements of Income.

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

Our restaurants and brewing operations are subject to “tied house” laws and the “three tier system” of beverage alcohol distribution, which were introduced after the repeal of Prohibition by various states. These laws generally prohibit brewers from holding an interest in retail licenses and require manufacturers, distributors and retailers to remain separate “tiers”. Over the last 25 years, “brewpubs,” which are both retailers and brew beer onsite, have been authorized by law in most states through specific exceptions to these laws. These exceptions are unique to each state and do not mirror one another. However, brewpubs are generally licensed as retailers and do not have the same privileges as microbreweries, and the privilege of, and restrictions imposed on, brewpubs vary from state to state. These restrictions sometimes prevent us from operating both brewpubs and restaurants in some states. We believe that we are currently in compliance with the brewpub regulations in the states where we hold such licenses. However, there is some risk that a state’s brewpub regulations or the interpretation of these regulations may change in a way that could impact our current model of manufacturing beer and/or supplying beer to our restaurants in that state. We apply for our alcoholic beverage licenses with the advice of outside legal and licensing counsel and consultants. Even after the issuance of these licenses, our operations could be subject to differing interpretations of the “tied house” laws and the requirements of the “three tier system” of beverage alcohol distribution in any jurisdiction that we conduct business. Additionally, the failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

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

Various federal and state labor laws, along with rules and regulations, govern our relationship with our employees, including such matters as minimum wage, overtime, tip credits, health insurance, working conditions, safety and work eligibility requirements. Significant additional governmental mandates such as an increased minimum wage, an increase in paid time off or leaves of absence, mandates on health benefits and insurance or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact our restaurants’ profitability. We are also subject to the regulations of the Immigration and Customs Enforcement (“ICE”) branch of the United States Department of Homeland Security. In addition, some states in which we operate have adopted immigration employment protection laws. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our employees may not meet federal work eligibility or residency requirements, despite our efforts and without our knowledge, which could lead to a disruption in our work force. Additionally, our suppliers may also be affected by various federal and state labor laws which could result in supply disruptions for our various goods and services or higher costs for goods and services supplied to us.

We are also subject to various laws and proposals regarding regulations relating to nutritional content, nutritional labeling, product safety and menu labeling.

We are subject to federal and state environmental regulations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2015, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

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

EMPLOYEES

At February 22, 2016, we employed approximately 20,500 employees at our 172 restaurants. Most of our employees in our restaurant operations provide their services on a part-time basis. We also employed approximately 200 employees at our restaurant support center and in our field supervision organization. We believe that we maintain favorable relations with our employees. Currently, no unions or collective bargaining arrangements are in place at our Company.

INSURANCE

We maintain property and casualty insurance with coverage and limits we believe are currently appropriate for our operations. We retain a substantial portion of our workers’ compensation and general liability costs through self-insured retentions and large deductibles. There is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits; that we can continue to obtain and maintain such insurance at all; or that our premium costs will not rise to an extent that they will adversely affect our ability to economically obtain or maintain such insurance. While we also carry employment practices insurance, a settlement or judgment against us in excess of, or outside of, our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position and business. See “Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances” in “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

TRADEMARKS AND COPYRIGHTS

We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concept. Our domestically-registered trademarks and service marks include, among others, our stylized logos displaying the name “BJ’s” for restaurant services, restaurant and bar services, on-line ordering and take-out restaurant services and the word mark “BJ’s” for restaurant and bar services, take-out and carry-out restaurant services. We have also registered with the United States Patent and Trademark Office many of our standard and seasonal beer logos and names, as well as many of our signature menu item names including “Great White” and “Sweet Pig” for our proprietary pizzas, “Pizookie” for our proprietary dessert and “Wow, I Love This Place” for our proprietary motto. We have registered our BJ’s logo mark in a number of foreign countries. Additional domestic and foreign trademark applications are pending. We have also registered our ownership of the internet domain name “www.bjsrestaurants.com” and other internet domain names. We believe that the trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concepts. However, there may be other restaurants, retailers and/or businesses that also use the name “BJ’s” in some form or fashion throughout the United States and abroad. We have in the past protected, and expect to continue to vigorously protect, our proprietary rights. We cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept and products. It may be difficult for us to prevent others from copying elements of our concept. Any litigation undertaken to enforce our rights will likely be costly. In addition, we may face claims of misappropriation or infringement of third parties’ trademarks, patents or other intellectual property rights. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use certain intellectual property rights or information in the future and may result in a judgment or monetary damages.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and senior management as of February 22, 2016:

Name	Age	Position
Gregory A. Trojan	56	President, Chief Executive Officer and Director
Gregory S. Levin	48	Executive Vice President, Chief Financial Officer and Secretary
Gregory S. Lynds	54	Executive Vice President and Chief Development Officer
Lon F. Ledwith	58	Executive Vice President of Operations
Kevin E. Mayer	46	Executive Vice President and Chief Marketing Officer
John D. Allegretto	52	Chief Supply Chain Officer
Brian S. Krakower	45	Senior Vice President and Chief Information Officer
Kendra D. Miller	41	Senior Vice President, General Counsel and Assistant Secretary
Alexander M. Puchner	54	Senior Vice President, Brewing Operations

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

LON F. LEDWITH has served as our Executive Vice President of Operations since April 2015. Prior to this responsibility, he served as our Senior Vice President of Operations Talent Development from January 2010 to March 2015, as our Senior Vice President of Restaurant Operations from April 2006 to December 2009, and as Vice President of Operations from February 2004 to March 2006. From July 1981 to November 2003, Mr. Ledwith was employed by Brinker International, Inc., with his last position as a Regional Vice President of the Chili’s Grill & Bar concept.

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

BRIAN S. KRAKOWER has served as our Senior Vice President and Chief Information Officer since February 2013. Prior to joining the Company, Mr. Krakower served as Chief Technology Officer for Restaurant Revolution Technologies, a restaurant order management technology solutions company. From 2007 to 2012, Mr. Krakower was employed by California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President of Information Technology. From 2003 to 2007, Mr. Krakower served as Senior Director of Information Technology - Corporate Systems for The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants. Prior to that, Mr. Krakower was employed by House of Blues Entertainment, Inc., an operator of restaurant and music venues, concerts and media properties, where he served as its Senior Director of Information Systems & Technology from 1997 to 2003.

KENDRA D. MILLER has served as our Senior Vice President, General Counsel and Assistant Secretary since March 2011. From August 2008 to February 2011, Ms. Miller practiced law as a partner at the international law firm of Crowell & Moring LLP in Irvine, California. From January 2001 to August 2008, she was employed by Carlton, DiSante & Freudenberger LLP, where she became a partner in January 2008. From September 1999 to December 2000, she practiced law at Paul, Hastings, Janofsky & Walker LLP in Los Angeles, California. In her private practice, she litigated on behalf of and counseled numerous restaurant chains on employment law and business matters.

ALEXANDER M. PUCHNER has served as our Senior Vice President of Brewing Operations since 1996. From 1993 to 1995, Mr. Puchner was a founder and brewmaster for a number of southern California-based breweries, including Laguna Beach Brewing Co., Huntington Beach Beer Co., Newport Beach Brewing Co. and Westwood Brewing Co. From 1988 to 1993, Mr. Puchner served as a product manager for Aviva Sports/Mattel Inc. and as a marketing research manager for Mattel Inc. Mr. Puchner has been a nationally certified beer judge since 1990.

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

Failure to maintain a favorable image, credibility and the value of the BJ’s brand and our reputation for offering customers a higher quality more differentiated total dining experience at a good value.

The successful operation of the BJ’s restaurant concept and the execution of our national expansion plan are highly dependent upon BJ’s ability to remain relevant to consumers and a brand they trust. We believe that we have built a strong reputation for quality and our differentiated BJ’s menu and beverage offerings are integral components of the total dining experience that customers enjoy in our restaurants. We believe that we must continue to protect, enhance and evolve the BJ’s brand to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for the BJ’s brand could significantly reduce its value. If consumers perceive or experience any reduction in our food or beverage quality, service or facility ambiance, or in any way believe we failed to deliver a consistently positive dining experience, the value of the BJ’s brand and our entire Company could be impaired. We may also need to evolve the BJ’s restaurant concept in order to compete with popular new restaurant formats or concepts that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so, or that any changes we make to our concept in response will be successful or not adversely affect our profitability. In addition, with the increasing prevalence of food-away-from-home at fast casual restaurants, single-serve operations, quick-service restaurants and certain grocery operations, combined with the continuing pressure on consumer discretionary spending for restaurant occasions, consumers may choose less expensive alternatives to BJ’s which could also negatively affect customer traffic at our restaurants.

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

There has been a significant increase in the use of social media and similar platforms, including weblogs (blogs), social media websites and other forms of Internet-based communications which allow individuals’ access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In summary, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy. The inappropriate use of social media vehicles by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook®, Twitter® and Google+™ to attract and retain customers. We also are initiating a multi-year effort to implement new technology platforms that should allow us to improve our level of digital engagement with our customers and employees and thereby help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement. Our brand could also be confused with brands that have similar names, including but not limited to brands such as BJ’s Wholesale Club and other unaffiliated restaurants that use “BJ’s” in their names. As a result, our brand value may be adversely affected by any negative publicity related to others that use “BJ’s” in their brand names. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business.

Any deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.

Any decrease in customer traffic or the average expenditure per customer will negatively impact our financial results, since reduced sales result in the deleveraging of the fixed and semi-fixed costs in our operations and thereby cause downward pressure on our operating profits and margins. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

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

In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail centers, we may experience a drop in the level of quality of such centers where we operate restaurants. Our future development of new restaurants may also be adversely affected by the negative financial situation of developers and potential landlords. Landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.

Our restaurants are generally located in retail developments with nationally recognized co-tenants, which help increase overall customer traffic into those retail developments. Some of our co-tenants have ceased or may cease operations in the future or have deferred openings or fail to open in a retail development after committing to do so. These failures may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower customer traffic at our restaurants. If these retail developments experience high vacancy rates, we could experience decreases in customer traffic. As a result, our results of operations could be adversely affected.

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

A critical factor in our future success is our ability to expand our restaurant operations successfully, which will depend in large part on our ability to open new restaurants in a profitable manner. We anticipate that our new restaurants will generally take several months or even longer to reach targeted productivity levels due to the inefficiencies typically associated with new restaurants, including lack of initial market and consumer awareness, the need to hire and train sufficient management and restaurant personnel and other factors. The opening of new restaurants can also have either an expected or an unintended effect on the sales levels at existing restaurants. We cannot guarantee that any restaurant we open will obtain operating results similar to those of our existing restaurants. If we are unable to open and operate new restaurants successfully, our growth rate and our results of operations would be adversely affected. Our expansion plans could also be impacted by the delay or cancellation of potential new sites by developers and landlords, which may become more common as a result of economic deterioration or tightening credit markets.

We intend to open new restaurants in both established and new markets. Opening new restaurants in established markets generally provides some advantages in the form of stronger levels of initial consumer awareness, trial and usage, as well as greater leverage of certain supply chain and field supervision resources. On the other hand, there is a risk that a portion of the sales of existing restaurants in the market may transfer to newly opened restaurants in the same market, resulting in negative pressure on our overall comparable restaurant sales metric. While we do not generally select locations for our new restaurants where we believe that a significant sales transfer will likely occur, some unexpected sales transfer may inadvertently occur.

Some of our new restaurants are planned for new markets where we have little or no operating experience. New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may be less successful than restaurants in our existing markets. Consumers in a new market may not be familiar with the BJ’s brand. We also may find it more difficult to hire, motivate and retain qualified employees in new markets. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in our existing markets, and may have higher construction, occupancy or operating costs than restaurants in existing markets. Sales at restaurants opened in new markets may take longer to achieve margins typical of mature restaurants in existing markets or may never achieve these targeted margins thereby affecting our overall profitability. As we expand into new markets and geographic territories, our operating cost structures may not resemble our experience in existing markets. Because there will initially be fewer restaurants in a given market, our ability to optimally leverage our field supervision, marketing and supply chain resources will be limited for a period of time. Further, our overall new restaurant development and operating costs may increase due to more lengthy geographic distances between restaurants resulting in higher purchasing, preopening, labor, transportation and supervision costs. The performance of restaurants in new markets will often be less predictable.

As part of our ongoing restaurant expansion and growth strategy, we may consider the internal development or acquisition of additional restaurant concepts in the future. We may not be able to internally develop or acquire additional concepts that are as profitable as our existing restaurants. Additionally, growth through acquisitions will also involve additional financial and operational risks.

Our ability to open new restaurants on schedule in accordance with our targeted capacity growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations, leases and licenses, recruiting and training qualified managers and hourly employees and by other factors, some of which are beyond our control and difficult to forecast accurately.

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

•

labor shortages or disputes experienced by our landlords or outside contractors, including their ability to manage union activities such as picketing or hand billing which could delay construction and could create adverse publicity for our business and operations;

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

Our ability to continue to successfully grow our business depends, in part, on the availability of adequate capital to finance the development of additional new restaurants and other growth related expenses. Changes in our operating plans, acceleration of our expansion plans, a decision to acquire another restaurant concept, lower than anticipated revenues, unanticipated and/or uncontrollable events in the capital or credit markets that impact our liquidity, lower than anticipated tenant improvement allowances offered by landlords, increased expenses or other events, including those described in this Annual Report on Form 10-K, may cause us to seek additional debt or equity financing on an accelerated basis in the event our cash flow from operations is insufficient. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could adversely affect our growth and other plans, as well as our financial condition. Additional equity financing, if available, may be dilutive to the holders of our common stock and adversely affect the price of our common stock. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. In addition, disruptions in the global credit and equity markets, including unanticipated and/or uncontrollable events, may have an adverse effect on our liquidity and our ability to raise additional capital if and when required.

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

The results achieved by our newer restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. There can be no assurance that any new restaurant that we open will have similar operating results to those of prior restaurants. Our newer restaurants typically take several months, or even longer, to reach targeted levels of productivity due to inefficiencies typically associated with new restaurants. Accordingly, incremental sales from newly-opened restaurants generally do not make a significant contribution to our total operating profits in their initial months of operation. We make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets in accordance with U.S. GAAP. An impairment charge is required when the carrying value of the restaurant exceeds the estimated undiscounted future cash flows of the restaurant, in which case the restaurant assets are written down to estimated fair value. The projection of restaurant future cash flows used in this analysis requires the use of judgment and a number of estimates. If the restaurant’s actual results differ from our estimates, charges to impair the restaurant’s assets may be required. If impairment charges are significant, our results of operations could be adversely affected.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue opening new restaurants and may also consider the internal development or acquisition of additional restaurant concepts in the future. Additionally, we may also evaluate potential joint ventures to supplement our pace of expansion. Our continued expansion will increase demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.

Our opening costs continue to be significant and the amount incurred in any single year or quarter is dependent on the number of restaurants expected to be opened during that time period. As such, our decision to either decrease or increase the rate of openings may have a significant impact on our financial performance for that period of time being measured. Therefore, if we decide to reduce our openings, our comparable opening costs will be lower and the effect on our comparative financial performance will be favorable. Conversely, if the rate at which we develop and open new restaurants is increased to higher levels in the future, the resulting increase in opening costs will have an unfavorable short-term impact on our comparative financial performance. At some future point, our pace of openings and annual rate of growth in total restaurant operating weeks will begin to gradually decelerate as we become a more mature company.

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

In the past, we have experienced dramatic price increases of certain items necessary to operate our restaurants and brewing operations, including increases in the cost of food, commodities, minimum wage, employee benefits, insurance arrangements, construction, energy and other costs. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms up to one year, for many of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for an entire fiscal year for many of our commodity requirements. Additionally, we utilize menu price increases to help offset the increased cost of commodities, minimum wage and other costs. However, there is no guarantee that our menu price increases will be accepted by our customers. If our costs increase, our operating margins and results of operations will be adversely affected if we are unable to increase our menu prices to offset such increased costs or if our increased menu prices result in less guest traffic.

Our future operating results may fluctuate significantly due to the expenses required opening new restaurants.

The expenditures required to develop new restaurants are significant. Actual costs may vary significantly depending upon a variety of factors, including the site type, the square footage and layout of each restaurant, and conditions in the local real estate market. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant and the average revenues of our new restaurants relative to our total revenue may cause our results of operations to fluctuate significantly. Moreover, due to our relatively small base of existing restaurants, poor operating results at any one restaurant or a delay or cancellation of the planned opening of a restaurant could adversely affect our entire business, making the investment risks related to any one location much greater than those associated with many other larger, well-established restaurant chains.

Our inability to renew existing leases on favorable terms may adversely affect our results of operations.

As of February 22, 2016, 168 of our 172 restaurants are located on leased premises and are subject to varying lease-specific arrangements. Some of our leases require base rent that is subject to regional cost-of-living increases and other leases include base rent with specified periodic increases. Other leases are subject to renewal at fair market value, which could involve substantial increases. Additionally, many leases require contingent rent based on a percentage of gross sales. There can be no assurance that we will be able to renew our expiring leases after exercising all remaining renewal options; therefore we may incur additional costs to operate our restaurants, including increased rent and other costs related to our renegotiation of lease terms for an existing leased premise or for a new lease in a desirable location and the relocation and development of a replacement restaurant.

The success of our restaurants depends in large part on leased locations. As demographic and economic patterns change, current locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenues in those locations. In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

Generally our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities and cannot be canceled. Additional sites that we lease are likely to be subject to similar long-term non-cancelable terms. If an existing or future restaurant is not profitable and we decide to close it, we may be required to continue to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. These potential increased occupancy costs could materially adversely affect our business, financial condition or results of operations.

Our operations could be adversely affected if our suppliers are not able to continue to do business with us or are forced to alter the terms on which they do business with us.

If we are forced to find alternative suppliers for key services, whether due to demands from the vendor or the vendor’s bankruptcy, that could be a distraction to us and adversely impact our business. If any of our major suppliers or a large number of other suppliers suspend or cease operations, we may have difficulty keeping our restaurants fully supplied with the commodities and supplies that we require. In addition, we currently rely on one or a limited number of suppliers for certain key menu ingredients. If we were forced to suspend serving one or more of our menu items, that could have a significant adverse impact on our restaurant customer traffic and the public perceptions of us, which would be harmful to our operations.

A significant number of our restaurants are concentrated in California, Texas and Florida, which make us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

As of February 22, 2016, of our 172 restaurants, 62 were located in the state of California, 34 were located in Texas and 20 were located in the state of Florida. Many states and municipalities in which our restaurants are located are experiencing or may experience severe revenue and budget shortfalls. Additionally, changes in state and municipal-level regulatory requirements, such as increases to the minimum wage rate, income taxes, unemployment insurance, and other taxes as well as mandatory healthcare coverage or paid leave in some cities where we operate or may desire to operate restaurants, may adversely impact our financial results. Additionally, we believe that California is subject to a greater risk for earthquakes, fires, water shortages, energy fluctuations and other natural and man-made disasters than most other states.

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

The restaurant industry is highly competitive. We compete on the basis of the taste, quality and price of food offered, customer service, brand name identification, beer quality and selection, facilities attractiveness, restaurant location, atmosphere and overall dining experience. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. In addition, we compete with other restaurants and retailers for real estate. We also face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. Many of our competitors have substantially greater financial, marketing and other resources than we do.

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

Negative publicity about us, our restaurants, other restaurants, or others across the food supply chain, due to food borne illness or about other reasons, whether or not accurate, could adversely affect the reputation and popularity of our restaurants and our results of operations.

The good reputation of our restaurants is a key factor to the success of our business. Incidents that occur at any of our restaurants, or at restaurants operated by other foodservice providers or generally in the food supply chain, could be damaging to the restaurant industry overall, may specifically harm our brand and reputation and may quickly result in negative publicity for us, which could adversely affect our reputation and popularity with our customers. Moreover, negative publicity resulting from poor food quality, illness, injury, food tampering or other health concerns, whether related to one of our restaurants, to the restaurant industry, or to the beef, seafood, poultry or produce industries (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, hepatitis A, Avian Flu, listeria, salmonella, and other food-borne illnesses), or operating problems related to one or more of our restaurants, could adversely affect sales for all of our restaurants and make our brand and menu offerings less appealing to consumers.

Although we have followed industry standard food safety protocols in the past and continue to enhance our food safety and quality assurance procedures, no food safety protocols can completely eliminate the risk of food-borne illness in any restaurant. Even if food-borne illnesses arise from conditions outside of our control, the negative publicity from any such illnesses is likely to be significant. If our restaurant customers or employees become ill from food-borne illnesses, we could be forced to temporarily close the affected restaurants.

In addition, our brewing operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. While we have not experienced any serious contamination problem in our products, the occurrence of such a problem could result in a costly product recall and serious damage to our reputation for product quality, as well as claims for product liability.

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

Our operations are susceptible to changes in our food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), brewing and energy supplies which could adversely affect our profitability.

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

The overall cost environment for food commodities can be volatile primarily due to domestic and worldwide agricultural supply/demand and other macroeconomic factors that are outside of our control. The availabilities and prices of food commodities are also influenced by energy prices, droughts, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, and other issues. Virtually all commodities purchased and used in the restaurant industry (meats, grains, oils, dairy products, and energy) have varying amounts of inherent price volatility associated with them. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants and breweries, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Increases in minimum wage, health care costs and other benefit costs may have a material adverse effect on our labor costs. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control. In addition, raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar and increases in local demand, which may increase our costs and negatively impact our profitability.

We and our major independent third party brewing partners purchase a substantial portion of brewing raw materials and products, primarily malt and hops, from a limited number of domestic and foreign suppliers. We purchase both North American and European malts and hops for our beers. We purchase a majority of our malts from a single supplier with multiple sources of malts. We generally enter into one-year purchase commitments with our malt and hops suppliers, based on the projected future volumes and brewing needs. We are exposed to the quality of the barley crop each year, and significant failure of a crop could adversely affect our beer costs. Changes in currency exchange rates and freight costs can also result in increased prices. There are other malt vendors available that are capable of supplying all of our needs. We use American and German hops for our beers. We enter into purchase commitments with several hops suppliers, based on our projected future volumes and brewing needs. However, the quality and availability of the hops may be materially adversely affected by factors such as adverse weather and changes in currency exchange rates, resulting in increased prices. We attempt to maintain at least six months’ supply of essential hop varieties on hand in order to limit the risk of an unexpected reduction in supply. We store our hops in multiple cold storage warehouses, both at our breweries and at our suppliers, to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and, therefore, many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, could affect both price and supply.

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

Brewing operations require various federal, state, and local licenses, permits and approvals. Our restaurants and on-site brewpubs operate pursuant to exceptions to the “tied house” laws, which created the “three tier system” of liquor distribution. These “tied house” laws were adopted by all of the states after the repeal of Prohibition and, generally, prohibit brewers from holding retail licenses and prohibit vertical integration in ownership and control among the three tiers. Brewing restaurants and brewpubs operate under exceptions to these general prohibitions. Over the last 25 years, nearly all of the states have adopted laws and regulations permitting brewing restaurants and brewpubs; however, the privileges and restrictions for brewpubs and brewing restaurants vary from state to state.

We apply for our liquor and brewing licenses with the advice of outside legal and licensing consultants. Generally, our brewing restaurants are licensed as retailers with limited privileges to brew beer on the restaurant premises, and we do not have the same privileges as a microbrewery. Other restrictions imposed by law may prevent us from operating both brewing restaurants and non-brewing restaurants in some states. We are at risk that a state’s regulations concerning brewing restaurants or the interpretation of these regulations may change. Because of the many and various state and federal licensing and permitting requirements, there is a significant risk that one or more regulatory agencies could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within its jurisdiction. Even after the issuance of our licenses, our operations could be subject to differing interpretations of the “tied house” laws and the requirements of the “three tier system” of liquor distribution in any jurisdiction that we conduct business. Any such changes in interpretation may adversely impact our current model of brewing beer or supplying beer, or both, to our restaurants in that state, and could also cause us to lose, either temporarily or permanently, the licenses, permits and registrations necessary to conduct our restaurant operations, and subject us to fines and penalties.

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

Our dependence on independent third party brewers and manufacturers for some of our beer could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer.

Our proprietary craft beer is a key factor in the success of our business. Each year, our brewing operations department forecasts our annual beer requirements based on our current restaurant requirements and expansion plans and determines our brewing production. Additionally, in certain states we are either legally required or choose to arrange for independent third party brewers to brew our beer using our proprietary recipes. If the independent third party brewers cease doing business with us, or cannot make a scheduled delivery to us because of a supply chain or production disruption or other issues, or if we cannot otherwise satisfy our internal brewing requirements, we could experience short-term supply shortages in some or all of our restaurants which may result in a loss of revenue. Potential disruptions at breweries include labor issues, governmental and regulatory actions, quality issues, contractual disputes, machinery failures or operational shut downs. Additionally, if these independent third party brewers cease doing business with us, we could be required to purchase or brew our own beer at higher costs to us, or we may not be able to sell our proprietary craft beer at all, until we are able to secure an alternative supply source. If the independent third party brewers fail to adhere to our proprietary recipe and brewing specifications, the consistency and quality of beer offerings, and thus our reputation, customer patronage, revenues and results of operations, could be adversely affected. As the brewing industry continues to consolidate, the financial stability of those brewing operations where we currently contract for our proprietary craft beer production, as well as their ability or willingness to continue to meet our beer production requirements, continues to be a significant risk in our business model. Accordingly, there can be no guarantees that our proprietary brewing requirements will continue to be met in the future.

From time to time, we or the independent third party brewers and manufacturers may also experience shortages of kegs necessary to distribute our craft beer. We distribute our craft beer in kegs that are owned by us as well as leased from third party vendors. We are also responsible for providing kegs to the independent third party brewers that produce our proprietary craft beer.

Our internal brewing, independent third party brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected by different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations.

Brewing and wholesale operations require various federal, state and local licenses, permits and approvals. The loss or revocation of any existing licenses, permits or approvals, and/or the failure to obtain any required additional or new licenses, permits, or approvals could have a material adverse effect on the ability of the Company to conduct its business.

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

The U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government, to verify employment eligibility for all employees throughout our company. However, use of E-Verify does not guarantee that we will properly identify all applicants who are ineligible for employment. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our employees may not meet federal work eligibility or residency requirements, which could lead to a disruption in our work force. Although we require all of our new employees to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Additionally, a government audit could result in a disruption to our workforce or adverse publicity that could negatively impact our brand and our use of E-Verify and/or potential for receipt of letters from the Social Security Administration requesting information (commonly referred to as no-match letters) could make it more difficult to recruit and/or retain qualified employees.

Potential changes in labor laws or increased union recruiting activates could result in portions of our workforce being subjected to greater organized labor influence. Because we do not franchise, risks associated with hiring and maintaining a large workforce, including increases in wage rates or the cost of employee benefits, compliance with laws and regulations related to the hiring, payment and termination of employees, and employee-related litigation, may be more pronounced for us than for restaurant companies at which some or all of these risks are borne by franchisees or other operating contractors. Additionally, while we do not currently have any unionized employees, union organizers have engaged in efforts to organize employees of other restaurant companies. If a significant portion of our employees were to become union organized, our labor costs could increase and our efforts to maintain a culture appealing only to top-performing employees could be impaired. Potential changes in labor laws, including the possible passage of legislation designed to make it easier for employees to unionize, could increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility, impact our employee culture and our ability to service our customers. In addition, a labor dispute involving some or all of our employees could harm our reputation, disrupt our operations and reduce our revenues and resolution of disputes may increase our costs.

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

We purchase comprehensive insurance coverage, including, but not limited to, property, casualty, directors and officers liability and network privacy and security liability with coverage levels that we consider appropriate, based on the advice of our outside insurance and risk management advisors. However, such insurance is subject to limitations, including deductibles, exclusions and maximum liabilities covered. The cost of insurance fluctuates based on market conditions and availability as well as our historical loss trends. Moreover, there are certain types of losses that may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane and flood losses and certain employment practices. If such a loss should occur, we would, to the extent that we were not covered for such loss by insurance, suffer a loss of the capital invested, as well as anticipated profits and cash flow. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable could adversely affect our ability to continue to conduct our business, to expand our operations or to develop additional restaurants. There is no assurance that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect us or our ability to economically obtain or maintain such insurance.

We retain a substantial portion of our workers’ compensation and general liability costs through self-insured retentions and large deductibles. We estimate the liability for these programs through the use of third party actuarial analysis. Any unfavorable changes in trends or any increase in the actual dollar amount of claims that we incur could have a negative impact on our profitability. Our self-insured retention and large deductible reserves may not be sufficient causing us to record additional expense. Unanticipated changes may produce materially different financial results than previously reported which could have an adverse impact on operations. Additionally, health insurance costs have risen significantly over the past few years and are expected to continue to increase. These increases may have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

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

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

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

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC and the Public Company Accounting Oversight Board. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Should we identify a material weakness in internal controls, there can be no assurance that we will be able to remediate the material weaknesses identified in a timely manner or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Any such failure could subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, or cause a breach of certain covenants under our financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the price of our common stock.

We are heavily dependent on information technology in our operations as well as with respect to our customer loyalty and employee engagement programs. Any material failure of such technology, including but not limited to cyber-attacks, could adversely affect our revenues and impair our ability to efficiently operate our business.

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

We outsource certain essential technology-based business processes to third party vendors that subject us to risks, including disruptions in business, increased costs and risk of data breaches or privacy law compliance issues.

Some of our essential business processes that are dependent on technology are outsourced to third parties. Such processes include, but are not limited to, gift card tracking and authorization, on-line ordering, credit card authorization and processing, certain components of our “BJ’s Premier Rewards” customer loyalty program, certain insurance claims processing, payroll processing, web site hosting and maintenance, data warehousing and business intelligence services, point-of-sale system maintenance, certain tax filings, telecommunications services, web-based labor scheduling and other key processes. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. If the security and information systems that our outsourced third party providers use to store or process such information are compromised or if such third parties otherwise fail to comply with applicable privacy laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees.

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

Public companies in the restaurant industry have been the target of unsolicited takeover proposals in the past. In the event that a third party, such as a competitor, private equity firm or activist investor makes an unsolicited takeover proposal, or proposes to change our governance policies or board of directors, or makes other proposals concerning the Company’s ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and employees, and could require us to expend significant time and resources. Such proposals may create uncertainty for our employees’ additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

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

None.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of February 22, 2016, we operated a total of 172 restaurants as follows:

	BJ’s Pizza & Grill®	BJ’s Grill®	BJ’s Restaurant & Brewhouse®	BJ’s Restaurant & Brewery®	Total
Alabama	–	–	1	–	1
Arizona	–	–	5	1	6
Arkansas	–	–	2	–	2
California	3	1	52	6	62
Colorado	–	–	5	–	5
Florida	–	–	20	–	20
Indiana	–	–	2	–	2
Kansas	–	–	1	–	1
Kentucky	–	–	2	–	2
Louisiana	–	–	2	–	2
Maryland	–	–	3	–	3
Nevada	–	–	4	1	5
New Mexico	–	–	2	–	2
New York	–	–	1	–	1
Ohio	–	–	8	–	8
Oklahoma	–	–	3	–	3
Oregon	–	–	2	1	3
Pennsylvania	–	–	1	–	1
Tennessee	–	–	1	–	1
Texas	–	–	33	1	34
Virginia	–	–	4	–	4
Washington	–	–	4	–	4

	3	1	158	10	172

As of February 22, 2016, the average interior square footage of our restaurants was approximately 8,200 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit.

As of February 22, 2016, 168 of our 172 existing restaurants are located on leased properties. We own the underlying land for four of our operating restaurants and our Texas brewpub locations. We also own two parcels of land adjacent to two of our operating restaurants. There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rent) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our restaurant support center (“RSC”) is located in an approximate 56,000 square foot leased space in Huntington Beach, California. Our RSC lease expires August  31, 2018.

ITEM 3. LEGAL PROCEEDINGS

See Note 5 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a summary of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock (symbol BJRI) trades on the NASDAQ Global Select Market. All stock prices are closing prices per the NASDAQ Global Select Market. On February 19, 2016, the closing price of our common stock was $45.10 per share. The table below shows our high and low common stock closing prices as reported by the NASDAQ Global Select Market.

	Common Stock
	High	Low
Fiscal 2015
First Quarter	$53.60	$43.81
Second Quarter	$53.44	$45.56
Third Quarter	$51.83	$42.14
Fourth Quarter	$46.86	$41.43

Fiscal 2014
First Quarter	$35.18	$25.63
Second Quarter	$35.87	$28.55
Third Quarter	$37.77	$30.64
Fourth Quarter	$50.30	$33.06

As of February 22, 2016, we had approximately 80 shareholders of record and we estimate that there were approximately 12,000 beneficial shareholders.

Stock Performance Graph

The following chart compares the five year cumulative total stock performance of our common stock, the S&P 500 Index and a peer group consisting of: Bloomin’ Brands, Inc., Bravo Brio Restaurant Group, Brinker International, Inc., Buffalo Wild Wings, Inc., The Cheesecake Factory Incorporated, Chuy’s Holdings, Inc., Darden Restaurants, Inc., Famous Dave’s of America, Inc., Ignite Restaurant Group, Kona Grill, Inc., Red Robin Gourmet Burgers, Inc., Ruby Tuesday, Inc. (GA), and Texas Roadhouse, Inc. (Class A). Bloomin’ Brands, Inc., Chuy’s Holdings, Inc. and Ignite Restaurant Group became publicly traded companies during fiscal 2012; therefore, the peer group data only includes their price information beginning in 2012. The peer group companies all compete in the “casual dining” segment of the restaurant industry. The graph assumes that $100 was invested on December 31, 2010 in our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Stock-Based Compensation Plan Information

We have a shareholder approved stock-based compensation plan, the 2005 Equity Incentive Plan (“the Plan”), under which we may issue shares of our common stock to employees, officers, directors and consultants. Under the Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards as of December 29, 2015 (share numbers in thousands):

	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options and Vesting of Restricted Stock Units	Weighted Average Exercise Price of Outstanding Stock Options and Restricted Stock Units	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans
Stock-based compensation plans approved by shareholders	1,682	$30.59	1,416
Stock-based compensation plans not approved by shareholders	–	$–	–

Dividend Policy and Stock Repurchases

The continued operation and expansion of our business will require substantial funding. Accordingly, we have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling and investing in our existing restaurants, other general corporate purposes and, to the extent that the Board believes appropriate in light of market conditions, the repurchase of shares of our common stock pursuant to Board-approved share repurchase plans. We have no plans to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results and other factors our Board of Directors deem relevant. Our Credit Facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay.

Our Board of Directors has approved a $250 million share repurchase plan. As of December 29, 2015, we have cumulatively repurchased approximately $195.5 million of the $250 million share repurchase plan, of which approximately $95.5 million was repurchased during fiscal 2015. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of December 29, 2015, we have approximately $54.5 million available under our current share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make stock repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during fiscal 2015:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/31/14 – 01/27/15	4,927	$43.24	4,927	$–	$49,786,967
01/28/15 – 02/24/15	14,169	$43.90	14,169	$–	$49,165,290
02/25/15 – 03/31/15	114,261	$52.13	114,261	$–	$43,225,912
04/01/15 – 04/28/15	118,358	$50.91	118,358	$–	$37,215,173
04/29/15 – 05/26/15	508,258	$47.72	508,258	$–	$13,010,230
05/27/15 – 06/30/15	204,434	$47.18	204,434	$50,000,000	$53,454,684
07/01/15 – 07/28/15	46,365	$48.69	46,365	$–	$51,198,708
07/29/15 – 08/25/15	184,290	$47.05	184,290	$–	$42,604,600
08/26/15 – 09/29/15	179,919	$44.37	179,919	$–	$34,661,162
09/30/15 – 10/27/15	126,673	$42.33	126,673	$–	$29,339,869
10/28/15 – 11/24/15	332,120	$43.72	332,120	$–	$14,862,996
11/25/15 – 12/29/15	235,285	$44.66	235,285	$50,000,000	$54,450,617

Total	2,069,059	$46.18	2,069,059

(1)	Period information is presented by our fiscal months during fiscal 2015.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data for each of the five fiscal years ended December 29, 2015, are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Fiscal Year
	2015	2014	2013	2012	2011 (1)
	(in thousands, except per share data)
Revenues	$919,597	$845,569	$775,125	$708,325	$620,943
Costs and expenses:
Cost of sales	226,942	212,979	191,891	175,636	152,695
Labor and benefits	317,050	298,703	273,458	245,078	214,470
Occupancy and operating	192,739	182,149	173,981	150,312	127,291
General and administrative	53,827	51,558	49,105	45,131	39,952
Depreciation and amortization	59,417	55,387	49,007	41,347	34,075
Restaurant opening	6,562	4,973	9,132	8,440	6,997
Loss on disposal of assets and impairments	2,908	1,963	3,879	557	1,039
Gain on lease termination, net	(2,910)	–	–	–	–
Legal and other settlements	–	2,431	812	959	2,037

Total costs and expenses	856,535	810,143	751,265	667,460	578,556
Income from operations	63,062	35,426	23,860	40,865	42,387
Other (expense) income:
Interest (expense) income, net	(1,015)	(238)	133	222	89
Gain on investment settlement	–	–	–	797	614
Other income, net	60	1,135	1,019	772	562

Total other (expense) income	(955)	897	1,152	1,791	1,265
Income before income taxes	62,107	36,323	25,012	42,656	43,652
Income tax expense	16,782	8,926	3,990	11,247	12,082

Net income	$45,325	$27,397	$21,022	$31,409	$31,570

Net income per share:
Basic	$1.76	$0.99	$0.75	$1.12	$1.14

Diluted	$1.73	$0.97	$0.73	$1.09	$1.08

Weighted average number of shares outstanding:
Basic	25,718	27,710	28,194	27,994	27,631

Diluted	26,231	28,316	28,895	28,857	29,143

Consolidated Balance Sheets Data (end of period):
Cash and cash equivalents	$34,604	$30,683	$22,995	$15,074	$22,391
Marketable securities	$–	$–	$9,791	$25,850	$30,744
Total assets	$681,665	$647,083	$610,879	$559,521	$502,079
Total long-term debt (including current portion)	$100,500	$58,000	$–	$–	$–
Shareholders’ equity	$316,483	$348,689	$401,436	$371,834	$332,449

(1)	Fiscal 2011 consists of 53 weeks. All other fiscal years presented consist of 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of February 22, 2016, we owned and operated 172 restaurants located in 22 states as described in Item 2 - Properties - “Restaurant Locations” in this Form 10-K. Each of our restaurants is operated either as a BJ’s Restaurant & Brewery®, a BJ’s Restaurant & Brewhouse®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Our menu features BJ’s award-winning, signature deep-dish pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations, our two Texas brewpub locations and by independent third party brewers using our proprietary recipes. Our BJ’s Pizza & Grill® restaurants are a smaller format, full-service restaurant than our large format BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Restaurant & Brewhouse® format represents our current primary expansion vehicle. Our BJ’s Grill® restaurant is a slightly smaller footprint restaurant than our BJ’s Restaurant & Brewhouse® format, featuring all the amenities of our Brewhouse locations.

We intend to continue developing and opening new BJ’s restaurants in high profile locations within densely populated areas in both existing and new markets. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve sustained increases in comparable restaurant sales in excess of our annual effective menu price increases for our mature restaurants, assuming we are able to retain our customer traffic levels in those restaurants. Therefore, we currently expect that the majority of our year-over-year revenue growth for fiscal 2016 will be derived from new restaurant openings and the carryover impact of partial-year openings during fiscal 2015.

Newly opened restaurants typically experience inefficiencies in the form of higher cost of sales, labor and direct operating and occupancy costs for several months after their opening in both percentage and dollar terms when compared with our more mature, established restaurants. Accordingly, the number and timing of newly opened restaurants has had, and is expected to continue to have, an impact on restaurant opening expenses, cost of sales, labor and occupancy and operating expenses. Additionally, initial restaurant openings in new markets may experience even greater inefficiencies for several months, if not longer, due to lower initial sales volumes, which results from initially low consumer awareness levels, and a lack of supply chain and other operating cost leverage until additional restaurants can be opened in those markets.

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected. Revenues from our gift cards are recognized upon redemption in our restaurants. Gift card breakage is recognized as a component of “Other income, net” on our Consolidated Statements of Income. Gift card breakage is recorded when the likelihood of the redemption of the gift cards becomes remote, which is typically after 24 months from the original gift card issuance date.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Customer traffic for our restaurants is estimated based on individual customer checks.

Cost of sales is comprised of food and beverage costs, including the cost to produce and distribute our proprietary craft beer, soda and ciders. The components of cost of sales are variable and typically fluctuate directly with sales volumes. We reclassify certain food costs from cost of sales to marketing (which is included in “Occupancy and operating” expenses on our Consolidated Statements of Income) for promotional activities. During fiscal 2015, 2014, and 2013, we reclassified $4.6 million, $2.5 million, and $2.9 million, respectively.

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

Depreciation and amortization primarily include depreciation on capital expenditures for restaurant and brewing equipment.

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

During fiscal year 2015, we closed a smaller format, BJ’s Pizza & Grill® legacy restaurant in La Jolla, California, when its lease expired, which we plan to relocate in the same trade area in fiscal 2016. In January 2016, we closed our Century City, California restaurant, located at The Westfield Century City Mall. The mall is being significantly reconfigured and renovated, necessitating the closure of the restaurant. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, there is no guarantee that we can mutually agree to a new lease that is satisfactory to our landlord and us or that, if renewed, rents will not increase substantially.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Income expressed as percentages of total revenues. All fiscal years presented consist of 52 weeks with the exception of fiscal year 2011 which consists of 53 weeks. Percentages reflected below may not reconcile due to rounding.

	Fiscal Year
	2015	2014	2013	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.7	25.2	24.8	24.8	24.6
Labor and benefits	34.5	35.3	35.3	34.6	34.5
Occupancy and operating	21.0	21.5	22.4	21.2	20.5
General and administrative	5.9	6.1	6.3	6.4	6.4
Depreciation and amortization	6.5	6.6	6.3	5.8	5.5
Restaurant opening	0.7	0.6	1.2	1.2	1.1
Loss on disposal of assets and impairments	0.3	0.2	0.5	0.1	0.2
Gain on lease termination, net	(0.3)	–	–	–	–
Legal and other settlements	–	0.3	0.1	0.1	0.3

Total costs and expenses	93.1	95.8	96.9	94.2	93.2
Income from operations	6.9	4.2	3.1	5.8	6.8
Other (expense) income:
Interest expense, net	(0.1)	–	–	–	–
Gain on investment settlement	–	–	–	0.1	0.1
Other income, net	–	0.1	0.1	0.1	0.1

Total other (expense) income	(0.1)	0.1	0.1	0.3	0.2
Income before income taxes	6.8	4.3	3.2	6.0	7.0
Income tax expense	1.8	1.1	0.5	1.6	1.9

Net income	4.9%	3.2%	2.7%	4.4%	5.1%

52 WEEKS ENDED DECEMBER 29, 2015 (FISCAL 2015) COMPARED TO THE 52 WEEKS ENDED DECEMBER 30, 2014 (FISCAL 2014)

Revenues. Total revenues increased by $74.0 million, or 8.8%, to $919.6 million during fiscal 2015 from $845.6 million during fiscal 2014. The increase in revenues primarily consisted of an increase of approximately $60.7 million in sales from new restaurants not yet in our comparable restaurant sales base coupled with an approximate 1.7%, or $13.3 million increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an increase in the average check and menu mix of approximately 3.1%, offset by a reduction in customer traffic of approximately 1.4%.

Cost of Sales. Cost of sales increased by $14.0 million, or 6.6%, to $226.9 million during fiscal 2015 compared to $213.0 million during fiscal 2014. This increase was primarily due to the opening of 16 new restaurants during fiscal 2015. As a percentage of revenues, cost of sales decreased to 24.7% for fiscal 2015 from 25.2% for the prior fiscal year. The percentage decrease was primarily related to lower commodity costs, a shift in our menu mix and increased menu pricing.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $18.3 million, or 6.1%, to $317.1 million during fiscal 2015, compared to $298.7 million during fiscal 2014. This increase was primarily due to the opening of 16 new restaurants during fiscal 2015. As a percentage of revenues, labor and benefit costs decreased to 34.5% for fiscal 2015 from 35.3% for the prior fiscal year. The percentage decrease was primarily related to improved hourly labor productivity, coupled with our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases. Included in labor and benefits for fiscal 2015 and 2014 was approximately $1.4 million and $1.5 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management employees.

Occupancy and Operating. Occupancy and operating expenses increased by $10.6 million, or 5.8%, to $192.7 million during fiscal 2015 compared to $182.1 million during fiscal 2014. This increase was primarily due to the opening of 16 new restaurants during fiscal 2015. As a percentage of revenues, occupancy and operating expenses decreased to 21.0% for fiscal 2015 from 21.5% for the prior fiscal year. This percentage decrease was a result of lower repairs and maintenance, supply costs and marketing spend, coupled with our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases.

General and Administrative. General and administrative expenses increased by $2.3 million, or 4.4%, to $53.8 million during fiscal 2015 compared to $51.6 million during fiscal 2014. The increase in general and administrative costs was primarily due to higher field supervision and support costs to manage our increasing number of restaurants. Included in general and administrative costs for fiscal 2015 and 2014 was $4.0 million and $3.2 million, respectively, or 0.4% of revenues, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.9% for fiscal 2015 from 6.1% for the prior fiscal year. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increases.

Depreciation and Amortization. Depreciation and amortization increased by $4.0 million, or 7.3%, to $59.4 million during fiscal 2015 compared to $55.4 million during fiscal 2014. As a percentage of revenues, depreciation and amortization decreased to 6.5% for fiscal 2015 from 6.6% for the prior fiscal year. This slight percentage decrease was principally a result of our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases.

Restaurant Opening. Restaurant opening expenses increased by $1.6 million, or 32.0%, to $6.6 million during fiscal 2015 compared to $5.0 million during fiscal 2014. This increase was due to the opening of 16 new restaurants during fiscal 2015, compared to 11 new restaurants during the prior fiscal year coupled with the reduction in the average opening cost per restaurant.

Loss on Disposal of Assets and Impairments. Loss on disposal of assets and impairments increased by $0.9 million, or 48.1%, to $2.9 million during fiscal 2015 compared to $2.0 million during fiscal 2014. For fiscal 2015, these costs primarily related to the routine disposal of certain underproductive restaurant assets as a result of restaurant enhancement and other initiatives, coupled with the reduction in the carrying value of two of our legacy BJ’s Pizza & Grill® restaurants upon the expiration of their leases. During fiscal 2014, these costs related to the routine disposal of certain unproductive restaurant assets as a result of restaurant enhancements and other initiatives and the write off of the remaining net book value of assets related to the subsequent closure of our two smaller format legacy BJ’s Pizza & Grill® restaurants in Belmont Shore and La Jolla, California.

Gain on Lease Termination, Net. Gain on lease termination, net was $2.9 million during fiscal 2015 and related to the closure of our Century City, California restaurant in January 2016. Our Century City restaurant was located at The Westfield Century City Mall, which is being significantly reconfigured and renovated, necessitating the closure of the restaurant. As a result of the forced lease termination, we recorded a $6.0 million termination fee receivable in accordance with our lease provision. This fee offset by the remaining net book value of the restaurants fixed assets resulted in a $2.9 million net gain. In January 2016, we received the $6.0 million termination fee from the landlord.

Income Tax Expense. Our effective income tax rate for fiscal 2015 was 27.0% compared to 24.6% for fiscal 2014. The effective income tax rate for fiscal 2015 differed from the statutory income tax rate primarily due to tax credits.

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

Income Tax Expense. Our effective income tax rate for fiscal 2014 was 24.6% compared to 16.0% for fiscal 2013. This increase was primarily driven by higher pre-tax income in fiscal 2014, as compared to fiscal 2013, coupled with a small increase in FICA tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	December 29, 2015	December 30, 2014
Cash and cash equivalents	$34,604	$30,683
Net working capital	$(23,891)	$(25,707)
Current ratio	0.8:1.0	0.8:1.0

	Fiscal Year
	2015	2014
Cash provided by operating activities	$127,224	$100,040
Capital expenditures	$86,070	$88,124

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations; to provide our restaurant landlords with confidence as to our intent and ability to honor all of our financial obligations under our restaurant leases; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger-scale. We obtain financial resources principally from our ongoing operations, supplemented by our cash balance on hand, employee stock option exercises and tenant improvement allowances from our landlords and our $150 million Credit Facility. Additionally, in the past we have obtained capital resources from public stock offerings and sale-leaseback proceeds.

Our capital requirements are principally related to our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, currently, our primary growth objective is to achieve an approximate 10% increase in total restaurant operating weeks on an annual basis over the next few years. For fiscal 2016, we plan to open 18 to 19 new restaurants. Depending on the expected level of future new restaurant development and expected tenant improvement allowances that we receive from our landlords, as well as our other planned capital investments including ongoing maintenance capital expenditures, our base of established restaurant operations may not generate enough cash flow from operations to totally fund our planned expansion over the long-term. In addition, any significant increase in our share repurchase authorization and activity may impact our overall capital resources available for future expansion. We estimate the total domestic capacity for BJ’s restaurants to be at least 425, given the size of our current restaurant prototype and the current structure of the BJ’s concept and menu. Accordingly, we continue to actively monitor overall conditions in the capital and credit markets with respect to the potential sources and timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our long-term planned rate of expansion.

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

We typically seek to lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for four of our operating restaurants and our Texas brewpub locations. We also own two parcels of land adjacent to two of our operating restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we subsequently enter into sale-leaseback arrangements for land parcels that we may purchase. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

We also require capital resources to evolve, maintain and increase the productive capacity of our existing base of restaurants and brewing operations and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant since our restaurant customers pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for such items.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $127.2 million during fiscal 2015, representing a $27.2 million increase from the $100.0 million provided by during fiscal 2014. The increase in cash from operating activities for fiscal 2015, in comparison to fiscal 2014, is primarily due to the timing of accounts receivable, prepaids and other current assets and deferred lease incentives, coupled with higher net income and depreciation, offset by the timing of accounts payable and our lease termination gain.

For fiscal 2015, total capital expenditures were approximately $86.1 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewing equipment and leasehold improvements to construct new restaurants were $69.4 million. These expenditures were primarily related to the construction of our 16 new restaurants and two Texas brewpubs that opened during fiscal 2015, as well as expenditures related to restaurants expected to open in the first quarter of fiscal 2016. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $16.4 million and $0.3 million, respectively.

We have a $150 million unsecured revolving line of credit that expires on September 3, 2019, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of the Company’s announced stock repurchase program and for working capital and construction requirements as needed. Borrowings under the Credit Facility will bear interest at the Company’s choice of either LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s publicly announced prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. As of December 29, 2015, there were borrowings of $100.5 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $15.0 million. The Credit Facility agreement also contains affirmative and negative covenants which restrict our ability to, among other things, create liens, borrow money (other trade credit and other ordinary course liabilities) and engage in mergers, consolidations, significant asset sales and certain other transactions. In addition, the Credit Facility contains provisions requiring us to maintain compliance with certain financial and non-financial covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio which, if not met, would place additional customary restrictions on the Company, including the ability to redeem or repurchase stock or pay dividends. While we have the Credit Facility in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on our ability to borrow from the Credit Facility.

Our capital expenditures during fiscal 2016 will continue to be significant as we plan to open 18 to 19 new restaurants. As of February 22, 2016, we have signed leases, land purchase agreements or letters of intent for all of our potential restaurant openings for fiscal 2016. We currently anticipate our total capital expenditures for fiscal 2016, including all expenditure categories, to be approximately $110 million to $120 million. We expect to fund our anticipated capital expenditures for fiscal 2016 with current cash balances on hand, expected cash flows from operations, proceeds from sale-leaseback transactions, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

From time to time, we will evaluate opportunities to acquire and convert other restaurant locations or entire restaurant chains to the BJ’s restaurant concept. In the future we may consider joint venture arrangements to augment BJ’s expansion into new markets or we may evaluate non-controlling investments in other emerging restaurant concepts that offer complementary growth opportunities to our BJ’s restaurant operations. Currently, we have no binding commitments (other than the signed leases or land purchase agreements set forth in Item 1 - Business - “Restaurant Site Selection and Expansion Objectives” in this Form 10-K) or agreements to acquire or convert any other restaurant locations or chains to our concept, or to enter into any joint ventures or non-controlling investments. However, we would likely require additional capital resources to take advantage of any of these growth opportunities should they become feasible.

We significantly depend on our expected cash flows from operations, coupled with agreed-upon landlord tenant improvement allowances and sale-leaseback proceeds, to fund the majority of our planned capital expenditures for 2016. If our business does not generate enough cash flows from operations as expected, or if our landlords are unable to honor their agreements with us, or if we are unable to successfully enter in a sale-leaseback transaction and replacement funding sources are not otherwise available to us from borrowings under our Credit Facility or other alternatives, we may not be able to expand our operations at the pace currently planned.

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

Our Board of Directors has approved a $250 million share repurchase plan. As of December 29, 2015 we have cumulatively repurchased approximately $195.5 million of the $250 million share repurchase plan, of which approximately $95.5 million was repurchased during fiscal 2015. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of December 29, 2015, we have approximately $54.5 million available under our current share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make stock repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 29, 2015, we are not involved in any off-balance sheet arrangements.

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

Property and Equipment

We record all property and equipment at cost. Property and equipment accounting requires us to estimate the useful lives of the assets for depreciation purposes and to select depreciation methods. We believe the useful lives reflect the actual economic life of the underlying assets. We have elected to use the straight-line method of depreciation over the estimated useful life of an asset or the lease term of the respective lease, whichever is shorter, for leasehold improvements. Renewals and betterments that materially extend the useful life of an asset are capitalized while maintenance and repair costs are charged to operating expense as incurred. Judgment is often required in the decision to distinguish between an asset which qualifies for capitalization versus an expenditure which is for maintenance and repairs. Internal costs associated with the acquisition, development and construction of our restaurants are capitalized and allocated to the projects which they relate. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in earnings. Additionally, any interest capitalized for new restaurant construction would be included in “Property and equipment, net” on the Consolidated Balance Sheets.

Impairment of Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment in total as well as on a restaurant by restaurant basis. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future restaurant cash flows and estimated useful lives, which are subject to a significant degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets or for the entire restaurant.

Self-Insurance Liability

We retain large deductibles or self-insured retentions for a portion of our general liability insurance and our employee workers’ compensation programs. We maintain coverage with a third party insurer to limit our total exposure for these programs. The accrued liability associated with these programs is based on our estimate of the ultimate costs within our retention amount to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is based on information provided by a third party actuary, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.

Income Taxes

We provide for income taxes based on our expected federal and state tax liabilities. Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expense allowable for tax purposes. We usually file our income tax returns several months after our fiscal year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretation of the tax laws.

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

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date (including any options that can be reasonably assured where failure to exercise such option would result in an economic penalty). We expense rent from possession date through restaurant open date as preopening expense. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement.

There is potential for variability in the rent holiday period, which begins on the possession date and ends on the restaurant open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally pertain to construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater preopening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).

For leases that contain rent escalations in which the amount of future rent is certain or can be reasonably calculated, we record the total rent payable during the lease term, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rents paid and the straight-line rent as deferred rent. Certain leases contain provisions that require additional rent payments based upon restaurant sales volume (“contingent rent”). Contingent rent is accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

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

Stock-Based Compensation

Under shareholder approved stock-based compensation plans, we have granted incentive stock options, non-qualified stock options, and restricted stock units that generally vest over three to five years and expire ten years from the date of grant. Stock-based compensation is measured in accordance with U.S. GAAP based on the underlying fair value of the awards granted. In valuing stock options, we are required to make certain assumptions and judgments regarding the grant date fair value, which we value utilizing the Black-Scholes option-pricing model. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 29, 2015, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$556,527	$40,433	$82,636	$77,180	$356,278
Purchase obligations (2)	32,099	8,746	15,975	4,994	2,384

Total	$588,626	$49,179	$98,611	$82,174	$358,662

Other Obligations:
Long-term debt	$100,500	$–	$–	$100,500	$–
Standby letters of credit	$14,982	$14,982	$–	$–	$–

Total	$115,482	$14,982	$–	$100,500	$–

(1)	For more detailed description of our operating leases, refer to Note 5 in the accompanying Consolidated Financial Statements.
(2)	Amounts represent non-cancelable commitments for the purchase of goods and other services.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to December 29, 2015. Our aggregate future commitment relating to these leases is $32.7 million and is not included in operating leases above.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2015, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2015.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BJ’s Restaurants, Inc.

We have audited BJ’s Restaurants, Inc.’s internal control over financial reporting as of December 29, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). BJ’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BJ’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BJ’s Restaurants, Inc. as of December 29, 2015 and December 30, 2014, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2015, and our report dated February 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 22, 2016

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

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the SEC no later than 120 days after the close of the year ended December 29, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 29, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 29, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 29, 2015.

See Part II, Item 5 — “Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities — Stock-Based Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 29, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 29, 2015 and December 30, 2014

Consolidated Statements of Income for Each of the Three Fiscal Years in the Period Ended December 29, 2015

Consolidated Statements of Shareholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 29, 2015

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 29, 2015

Notes to the Consolidated Financial Statements

(2) FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 to the Form 8-K filed on June 4, 2007.
3.3	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report.
3.4	Certificate of Amendment of Articles of Incorporation, dated June 8, 2010, incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 28, 2010.
4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.
10.1*	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.
10.2*	BJ’s Restaurants, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2015).
10.3*	Form of Employee Stock Option Agreement for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on October 31, 2006.
10.4*	Form of Notice of Grant of Stock Option for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.

Exhibit Number	Description
10.5*	Form of Non-Employee Director Stock Option Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended January 3, 2006.
10.6*	Form of Non-Employee Director Notice of Grant of Stock Option under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended January 3, 2006.
10.7*	Form of Restricted Stock Unit Agreement (non-GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 6, 2007.
10.8*	Form of Restricted Stock Unit Notice (non-GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.
10.9*	Form of Restricted Stock Unit Agreement (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended January 1, 2013.
10.10*	Form of Equity Award Certificate (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.11*	Form of Stock Option Agreement (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.12*	Form of Option Grant Notice (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.13*	Form of Restricted Stock Unit Agreement for non-employee directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.14*	Form of Restricted Stock Unit Award Certificate for non-employee directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.15*	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, employed as Chief Development Officer, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on or about March 14, 2008.
10.16*	Employment Agreement dated April 6, 2010, between the Company and Gerald W. Deitchle, incorporated by reference to Form 8-K filed on April 12, 2010.
10.17*	Employment Agreement, dated September 6, 2005, between the Company and Gregory S. Levin, employed as Chief Financial Officer, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 3, 2005.
10.18*	Employment Agreement, dated August 10, 2005, between the Company and John D. Allegretto, employed as Chief Supply Chain Officer, incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on November 3, 2005.
10.19*	Employment Agreement, dated March 2, 2011, between the Company and Kendra D. Miller, employed as Senior Vice President and General Counsel., incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 4, 2011.
10.20*	Employment Agreement dated October 28, 2012, between the Company and Gregory A. Trojan, employed as President and Chief Executive Officer, incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 29, 2012.
10.21*	Employment Agreement dated January 28, 2013, between the Company and Brian S. Krakower, employed as Senior Vice President and Chief Information Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.
10.22*	Consulting Agreement, dated February 1, 2013, between the Company and Gerald W. Deitchle, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.

Exhibit Number	Description
10.23*	Employment Agreement dated July 9, 2014, between the Company and Kevin E. Mayer, employed as Executive Vice President and Chief Marketing Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2014.
10.24	Amended and Restated Credit Agreement, dated September 3, 2014, between the Company and Bank of America, N.A. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 3, 2014.
10.25*	BJ’s Restaurants, Inc. 2011 Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 6, 2011, with respect to the 2011 Annual Meeting of Shareholders).
10.26*	Form of Performance Stock Unit Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 5, 2014.
21	List of Significant Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-K for the year ended December 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.

	By:	/s/ Gregory A. Trojan
February 22, 2016		Gregory A. Trojan President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ GREGORY A. TROJAN	President, Chief Executive Officer	February 22, 2016
Gregory A. Trojan	and Director (Principal Executive Officer)

By: /s/ GREGORY S. LEVIN	Executive Vice President, Chief	February 22, 2016
Gregory S. Levin	Financial Officer and Secretary (Principal Financial and Accounting Officer)

By: /s/ PETER A. BASSI	Lead Independent Director	February 22, 2016
Peter A. Bassi

By: /s/ LARRY D. BOUTS	Director	February 22, 2016
Larry D. Bouts

By: /s/ JAMES A. DAL POZZO	Director	February 22, 2016
James A. Dal Pozzo

By: /s/ GERALD W. DEITCHLE	Chairman of the Board and Director	February 22, 2016
Gerald W. Deitchle

By: /s/ NOAH A. ELBOGEN	Director	February 22, 2016
Noah A. Elbogen

By: /s/ MARK A. MCEACHEN	Director	February 22, 2016
Mark A. McEachen

By: /s/ WESLEY A. NICHOLS	Director	February 22, 2016
Wesley A. Nichols

By: /s/ LEA ANNE S. OTTINGER	Director	February 22, 2016
Lea Anne S. Ottinger

By: /s/ PATRICK D. WALSH	Director	February 22, 2016
Patrick D. Walsh

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BJ’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. as of December 29, 2015 and December 30, 2014, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 29, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BJ’s Restaurants, Inc. at December 29, 2015 and December 30, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BJ’s Restaurants, Inc.’s internal control over financial reporting as of December 29, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 22, 2016

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 29, 2015	December 30, 2014
Assets
Current assets:
Cash and cash equivalents	$34,604	$30,683
Accounts and other receivables, net	25,364	18,796
Inventories, net	8,893	8,010
Prepaids and other current assets	7,171	9,234
Deferred income taxes	16,971	14,595

Total current assets	93,003	81,318

Property and equipment, net	561,832	541,349
Goodwill	4,673	4,673
Other assets, net	22,157	19,743

Total assets	$681,665	$647,083

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$33,033	$34,395
Accrued expenses	83,861	72,630

Total current liabilities	116,894	107,025

Deferred income taxes	46,669	38,974
Deferred rent	27,627	24,803
Deferred lease incentives	53,837	51,705
Long-term debt	100,500	58,000
Other liabilities	19,655	17,887

Total liabilities	365,182	298,394
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 24,672 and 26,229 shares issued and outstanding as of December 29, 2015 and December 30, 2014, respectively	7,367	93,971
Capital surplus	63,290	54,217
Retained earnings	245,826	200,501

Total shareholders’ equity	316,483	348,689

Total liabilities and shareholders’ equity	$681,665	$647,083

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2015	2014	2013
Revenues	$919,597	$845,569	$775,125
Costs and expenses:
Cost of sales	226,942	212,979	191,891
Labor and benefits	317,050	298,703	273,458
Occupancy and operating	192,739	182,149	173,981
General and administrative	53,827	51,558	49,105
Depreciation and amortization	59,417	55,387	49,007
Restaurant opening	6,562	4,973	9,132
Loss on disposal of assets and impairments	2,908	1,963	3,879
Gain on lease termination, net	(2,910)	–	–
Legal and other settlements	–	2,431	812

Total costs and expenses	856,535	810,143	751,265

Income from operations	63,062	35,426	23,860

Other (expense) income:
Interest (expense) income, net	(1,015)	(238)	133
Other income, net	60	1,135	1,019

Total other (expense) income	(955)	897	1,152

Income before income taxes	62,107	36,323	25,012

Income tax expense	16,782	8,926	3,990

Net income	$45,325	$27,397	$21,022

Net income per share:
Basic	$1.76	$0.99	$0.75

Diluted	$1.73	$0.97	$0.73

Weighted average number of shares outstanding:
Basic	25,718	27,710	28,194

Diluted	26,231	28,316	28,895

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2013	28,072	$180,940	$38,812	$152,082	$371,834
Exercise of stock options	91	1,551	–	–	1,551
Issuance of restricted stock units	132	–	(527)	–	(527)
Stock-based compensation	–	–	4,633	–	4,633
Tax benefit from stock option exercises	–	–	2,923	–	2,923
Net income	–	–	–	21,022	21,022

Balance, December 31, 2013	28,295	182,491	45,841	173,104	401,436
Exercise of stock options	667	11,480	–	–	11,480
Issuance of restricted stock units	103	–	(445)	–	(445)
Repurchase of common stock	(2,836)	(100,000)	–	–	(100,000)
Stock-based compensation	–	–	5,018	–	5,018
Tax benefit from stock option exercises	–	–	3,803	–	3,803
Net income	–	–	–	27,397	27,397

Balance, December 30, 2014	26,229	93,971	54,217	200,501	348,689
Exercise of stock options	432	8,945	(534)	–	8,411
Issuance of restricted stock units	80	–	(293)	–	(293)
Repurchase of common stock	(2,069)	(95,549)	–	–	(95,549)
Stock-based compensation	–	–	5,680	–	5,680
Tax benefit from stock option exercises	–	–	4,220	–	4,220
Net income	–	–	–	45,325	45,325

Balance, December 29, 2015	24,672	$7,367	$63,290	$245,826	$316,483

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2015	2014	2013
Cash flows from operating activities:
Net income	$45,325	$27,397	$21,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,417	55,387	49,007
Deferred income taxes	5,319	4,416	(3,448)
Stock-based compensation expense	5,395	4,855	4,418
Loss on disposal of assets and impairments	2,908	1,963	3,879
Gain on lease termination, net	(2,910)	–	–
Changes in assets and liabilities:
Accounts and other receivables	(994)	(5,393)	6,846
Landlord contribution for tenant improvements	426	(627)	(611)
Inventories	(883)	(577)	(1,372)
Prepaids and other current assets	1,477	(1,662)	(409)
Other assets	(3,282)	(2,706)	(2,800)
Accounts payable	(1,983)	842	7,571
Accrued expenses	11,274	12,179	3,582
Deferred rent	2,947	2,532	3,626
Deferred lease incentives	2,753	(248)	3,531
Other liabilities	35	1,682	702

Net cash provided by operating activities	127,224	100,040	95,544
Cash flows from investing activities:
Purchases of property and equipment	(86,070)	(88,124)	(117,060)
Deposit received on land held for sale	–	–	3,295
Proceeds from sale of assets	3,478	13,143	7,823
Proceeds from marketable securities sold	–	18,950	41,404
Purchases of marketable securities	–	(9,159)	(25,345)
Collection of notes receivable	–	–	28

Net cash used in investing activities	(82,592)	(65,190)	(89,855)
Cash flows from financing activities:
Borrowings on line of credit	529,400	125,000	–
Payments on line of credit	(486,900)	(67,000)	–
Excess tax benefit from stock-based compensation	4,220	3,803	1,208
Taxes paid on vested stock units under employee plans	(293)	(445)	(527)
Proceeds from exercise of stock options	8,411	11,480	1,551
Repurchases of common stock	(95,549)	(100,000)	–

Net cash (used in) provided by financing activities	(40,711)	(27,162)	2,232

Net increase in cash and cash equivalents	3,921	7,688	7,921

Cash and cash equivalents, beginning of year	30,683	22,995	15,074

Cash and cash equivalents, end of year	$34,604	$30,683	$22,995

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$12,097	$4,936	$5,411

Cash paid for interest, net of capitalized interest	$503	$175	$–

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets accrued in accounts payable	$10,915	$10,294	$8,226

Stock-based compensation capitalized	$285	$213	$215

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company,” “BJ’s,” “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants and to develop additional BJ’s restaurants. As of December 29, 2015, we owned and operated 171 restaurants located in 22 states. Each of our restaurants is currently operated as a BJ’s Restaurant & Brewery®, BJ’s Restaurant & Brewhouse®, BJ’s Pizza & Grill® or BJ’s Grill®. During fiscal 2015, we opened 16 new restaurants and closed an existing, smaller format “Pizza & Grill” restaurant in La Jolla, California when its lease expired. Several of our BJ’s Restaurant & Brewery® locations, in addition to our two brewpub locations in Texas, brew our signature, proprietary craft BJ’s beer. All of our other restaurants receive their BJ’s beer either from one of our breweries, our Texas brewpubs and/or independent third party brewers using our proprietary recipes.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2015, 2014, and 2013 ended on December 29, 2015, December 30, 2014, and December 31, 2013, respectively, and consisted of 52 weeks of operations.

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

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017, and early application is permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this standard will have on our consolidated financial statements as well as the expected adoption method.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Going Concern (Subtopic 205-40). This update requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued. Management is required to make this evaluation for both annual and interim reporting periods and must disclose whether its plans alleviate that doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods beginning after December 15, 2016, and early adoption is permitted. We do not believe the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Currently, certain debt issuance costs are recorded as an asset and amortized to interest expense. Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted.

The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (Topic 330). This update provides guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. This update defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, and is effective for annual and interim periods beginning after December 15, 2016. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This update is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. Other than the revised balance sheet presentation of deferred tax liabilities and assets, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2015, the FASB completed redeliberations on its new leases standard and plans to issue final standards during the first quarter of fiscal 2016. The guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Currently, all of our restaurant and our restaurant support center leases are accounted for as operating leases, with no related assets and liabilities, on our balance sheet. We are currently evaluating the impact this guidance will have on our consolidated financial statements as well as the expected adoption method.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments and money market funds with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair market value.

Concentration of Credit Risk

Financial instruments which subject us to a concentration of credit risk principally consist of cash and cash equivalents. We currently maintain our day-to-day operating cash balances with a major financial institution. At times, our operating cash balances may be in excess of the FDIC insurance limit.

Inventories

Inventories are comprised primarily of food and beverage products and are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, including reasonably assured renewal periods or exercised options, of the respective lease, whichever is shorter. Renewals and betterments that materially extend the life of an asset are capitalized while maintenance and repair costs are expensed as incurred. Internal costs associated with the acquisition, development and construction of our restaurants are capitalized and allocated to the projects which they relate. When property and equipment are sold or otherwise disposed of, the asset accounts and related accumulated depreciation or amortization accounts are relieved, and any gain or loss is included in earnings.

Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives:

Furniture and fixtures	10 years
Equipment	5-10 years
Brewing equipment	10-20 years
Building improvements	the shorter of 20 years or the remaining lease term
Leasehold improvements	the shorter of the useful life or the lease term, including reasonably assured renewal periods

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate an impairment may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If it is concluded that this is the case, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit is greater than the estimated fair value, an impairment charge is recorded for the difference between the implied fair value of goodwill and its carrying amount. To calculate the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their relative fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. This adjusted carrying value becomes the new goodwill accounting basis value. We did not record any impairment to goodwill during fiscal 2015, 2014 or 2013.

Intangible Assets

Definite-lived intangible assets are comprised of trademarks and amortized over their estimated useful lives of ten years. Definite-lived intangible assets are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. Indefinite-lived intangible assets are not subject to amortization and tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. We did not record any impairment of intangible assets during fiscal 2015, 2014 or 2013. Intangible assets are included in “Other assets, net” on the accompanying Consolidated Balance Sheets.

Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. These assets are generally reviewed for impairment in total as well as on a restaurant by restaurant basis. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The recoverability is assessed by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. If the carrying amount is greater than the anticipated undiscounted cash flows, an impairment charge is recorded as the difference between the carrying amount and the assets estimated fair value. In fiscal 2015, 2014 and 2013, we recorded impairment expense of $0.4 million, $0.3 million and $3.1 million, respectively, which is included in “Loss on disposal of assets and impairments” in the Consolidated Statements of Income.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point-of-sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Revenues from the sale of gift cards are deferred and recognized upon redemption. Deferred gift card revenue, included in “Accrued expenses” on the accompanying Consolidated Balance Sheets, was $11.4 million and $9.6 million as of December 29, 2015 and December 30, 2014, respectively. We recognize gift card breakage income when the likelihood of the redemption of the cards becomes remote, which is typically 24 months after original issuance. Gift card breakage income is recorded in “Other income, net” on the Consolidated Statements of Income.

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

Cost of Sales

Cost of sales is comprised of food and beverage costs, including the cost to produce and distribute our proprietary craft beer, soda and ciders. The components of cost of sales are variable and typically fluctuate directly with sales volumes. We reclassify certain food costs from cost of sales to marketing (which is included in “Occupancy and operating” expenses on our Consolidated Statements of Income) for promotional activities. During fiscal 2015, 2014, and 2013, we reclassified $4.6 million, $2.5 million, and $2.9 million, respectively.

Sales Taxes

Revenues are presented net of sales tax collected. The obligations to the appropriate tax authorities are included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2015, 2014, and 2013 was approximately $20.5 million, $19.2 million, and $17.1 million, respectively. Advertising costs are primarily included in “Occupancy and operating” expenses on our Consolidated Statements of Income.

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

We provide for income taxes based on our expected federal and state tax liabilities. Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expense allowable for tax purposes. We usually file our income tax returns several months after our fiscal year-end. All tax returns are subject to audit by federal and state governments for years after the returns are filed, and could be subject to differing interpretations of the tax laws.

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

Gain on Lease Termination

On August 3, 2015, the landlord of our Century City restaurant notified us that they are exercising their right to terminate our lease in return for a $6.0 million termination fee. Our Century City restaurant is located at The Westfield Century City Mall, which is being significantly reconfigured and renovated, necessitating the closure of the restaurant by the end of January 2016. As a result of the termination fee, offset by the accelerated depreciation of our fixed assets, we recorded a gain on lease termination of $2.9 million in fiscal 2015. In January 2016, we received the $6.0 million termination fee from the landlord.

Leases

We lease the majority of our restaurant locations. We account for our leases in accordance with U.S. GAAP, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for this evaluation includes renewal option periods when the exercise of the renewal option can be reasonably assured and failure to exercise the option would result in an economic penalty. All of our restaurant leases are classified as operating leases.

Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening our restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred lease incentive and amortized over the term of the lease. The related cash received from the landlord is reflected as “Landlord contribution for tenant improvements” within the cash flow from operating activities section of our Consolidated Statements of Cash Flows.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. We expense rent from possession date through the restaurant opening date as restaurant opening expense within our statement of operations. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeds the minimum rent obligation per the lease agreement.

Cash rent payments are not typically due under the terms of our leases during the rent holiday period, which begins on the possession date and ends on the restaurant opening date. Factors that may affect the length of the rent holiday period include construction related delays. Extension of the rent holiday period due to delays in a restaurant opening will result in greater preopening rent expense recognized during the rent holiday period and lesser occupancy expense during the remainder of the lease term (post-opening).

For leases that contain rent escalations in which the amount of future rent can be reasonably calculated, we record the total rent payable under the lease on a straight-line basis over the probable term (including the rent holiday period beginning upon our possession of the premises). Differences between rent payments and the straight-line rent expense are recorded as deferred rent. Certain leases contain provisions that require additional rent payments based upon a restaurant’s sales volume (“contingent rent”). Contingent rent is accrued each period based on the actual sales, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense over the term of the lease in restaurants where we pay contingent rent.

Management makes judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the calculation of straight-line rent, and the term over which leasehold improvements are amortized. These judgments produce materially different amounts of depreciation, amortization and rent expense than would be reported if different lease terms were used.

Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units issued by us were to lapse (collectively, equity awards) using the treasury stock method. Performance-based restricted stock units have been excluded from the diluted income per share computation because the performance-based criteria have not been met.

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands):

	Fiscal Year
	2015	2014	2013
Numerator:
Net income for basic and diluted net income per share	$45,325	$27,397	$21,022

Denominator:
Weighted-average shares outstanding-basic	25,718	27,710	28,194
Dilutive effect of equity awards	513	606	701

Weighted-average shares outstanding-diluted	26,231	28,316	28,895

At December 29, 2015, December 30, 2014, and December 31, 2013, there were approximately 0.2 million, 0.8 million, and 0.7 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

Stock-Based Compensation

Under our shareholder approved stock-based compensation plans, we have granted incentive stock options, non-qualified stock options, and restricted stock units (“RSUs”), including performance and time-based restricted stock units, that generally vest over three to five years and expire ten years from the date of grant. Stock-based compensation is measured in accordance with U.S. GAAP based on the underlying estimated fair value of the awards granted. In valuing stock options, we are required to make certain assumptions and judgments regarding the inputs to the Black-Scholes option-pricing model. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined using many different variables that, in many cases, are outside of our control. Changes in these variables may significantly impact the compensation cost recognized for these grants resulting in a significant impact to our financial results. The tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock options (excess tax benefits) are classified as financing cash flows within the Consolidated Statements of Cash Flows.

2. Accounts and Other Receivables

Accounts and other receivables consisted of the following (in thousands):

	December 29, 2015	December 30, 2014
Credit cards	$6,282	$5,644
Third party gift cards	1,952	1,780
Tenant improvement allowances	5,279	5,705
Income taxes	4,039	3,950
Lease termination fee	6,000	–
Other	1,812	1,717

	$25,364	$18,796

3. Property and Equipment

	December 29, 2015	December 30, 2014
Land	$8,658	$10,403
Building improvements	308,875	278,906
Leasehold improvements	222,157	202,518
Furniture and fixtures	116,308	107,591
Equipment	230,790	208,057

	886,788	807,475
Less accumulated depreciation and amortization	(345,765)	(291,617)

	541,023	515,858
Construction in progress	20,809	25,491

Property and equipment, net	$561,832	$541,349

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 29, 2015	December 30, 2014
Payroll related	$20,984	$19,362
Workers compensation	19,753	17,014
Deferred revenue from gift cards	11,363	9,587
Sales taxes	5,332	4,933
Other taxes	4,992	3,862
Deferred lease incentives-current	4,268	3,949
Other current rent related	2,482	2,575
Utilities	2,026	1,899
Customer loyalty program	2,424	2,271
Merchant cards	1,277	1,146
Other	8,960	6,032

	$83,861	$72,630

5. Commitments and Contingencies

Leases

We lease our restaurant and office facilities under non-cancelable operating leases with remaining terms ranging from approximately 10 to 20 years and renewal options ranging from 5 to 20 years. Rent expense for fiscal 2015, 2014, and 2013 was $39.4 million, $35.9 million, and $32.8 million, respectively.

We have certain operating leases that contain fixed rent escalation clauses or rent escalation clauses in which the amount of the future rent can be calculated. Total rent due for these leases is expensed on a straight-line basis over each respective lease term, resulting in deferred rent of approximately $27.6 million and $24.8 million at December 29, 2015 and December 30, 2014, respectively. The deferred rent will be amortized to rent expense over each respective lease term.

A number of our leases also require us to pay contingent rent based on a percentage of sales above a specified minimum. Total contingent rent, included in rent expense for fiscal 2015, 2014, and 2013 were approximately $3.6 million, $3.5 million, and $3.6 million, respectively.

Future minimum annual rent payments under non-cancelable operating leases are as follows (in thousands):

2016	$40,433
2017	41,795
2018	40,841
2019	38,927
2020	38,253
Thereafter	356,278

$556,527

Additionally, we have entered into lease agreements related to the construction of future restaurants with commencement dates subsequent to December 29, 2015. Our aggregate future commitment relating to these leases is $32.7 million and is not included in the above future minimum annual rent payments.

Legal Proceedings

We are subject to private lawsuits, administrative proceedings and demands that arise in the ordinary course of our business. Typically these claims originate from customers, employees and others and relate to operational, employment, real estate and intellectual property issues common to the foodservice industry. A number of these claims may exist at any given time. We are self-insured for a portion of our general liability insurance and our employee workers’ compensation programs. We maintain coverage with a third party insurer to limit our total exposure for these programs. We believe that most of our customer claims will be covered by our general liability insurance, subject to coverage limits and the portion of such claims that are self-insured. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not been ordered to pay punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims. In addition, we could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are ultimately determined to be liable. We currently believe that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Letters of Credit

We have irrevocable standby letters of credit outstanding as required under our workers’ compensation insurance arrangements that total $15.0 million as of December 29, 2015, which automatically renew each October 31 for one year unless 30 days’ notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit have been issued under our credit facility and therefore reduce the amount available for borrowing.

Other Commitments

We have severance and employment agreements with certain of our executive officers that provide for payments to those officers in the event of a termination of their employment as a result of a change in control of the Company, or without cause, as defined in those agreements. Aggregate payments totaling approximately $2.0 million would have been required by those agreements had all such officers terminated their employment for those reasons as of December 29, 2015. Additionally, our future estimated cash payments under existing contractual purchase obligations for goods and services as of December 29, 2015, are approximately $32.1 million.

6. Long-Term Debt

Line of Credit

On September 3, 2014, we entered into a new loan agreement (“Credit Facility”) which amended and restated in its entirety our prior loan agreement dated February 17, 2012. This Credit Facility, which matures on September 3, 2019, provides us with revolving loan commitments totaling $150 million, of which $50 million may be used for issuances of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Credit Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions. Our obligations under the Credit Facility are unsecured. As of December 29, 2015, there were borrowings of $100.5 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $15.0 million. The Credit Facility bears interest at either our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s publicly announced prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. Interest paid on the borrowings under the Credit Facility during fiscal 2015 was approximately $0.7 million. The weighted average interest rate was approximately 1.33%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At December 29, 2015, we were in compliance with these covenants.

We capitalized approximately $0.2 million and $0.05 million of interest expense related to new restaurant openings and major remodels during fiscal 2015 and 2014, respectively. There was no interest expense capitalized during fiscal 2013.

7. Shareholders’ Equity

Preferred Stock

We are authorized to issue 5.0 million shares of one or more series of preferred stock and to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at December 29, 2015 or December 30, 2014. We currently have no plans to issue shares of preferred stock.

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

Stock Repurchases

We repurchased and retired approximately 2.1 million shares of our common stock during fiscal 2015, at an average price of $46.18 per share for a total of $95.5 million, recorded as a reduction in common stock. As of December 29, 2015, approximately $54.5 million remains available for additional repurchases under our authorized repurchase program.

8. Income Taxes

Income tax expense (benefit) for the last three fiscal years consists of the following (in thousands):

	Fiscal Year
	2015	2014	2013
Current:
Federal	$8,161	$3,990	$6,082
State	3,302	520	3,071

	11,463	4,510	9,153
Deferred:
Federal	5,278	3,381	(3,744)
State	41	1,035	(1,419)

	5,319	4,416	(5,163)

Provision for income taxes	$16,782	$8,926	$3,990

The provision for income taxes for the last three fiscal years differs from the amount that would result from applying the federal statutory rate as follows:

	Fiscal Year
	2015	2014	2013
Income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.7	1.0	3.8
Permanent differences	0.2	0.1	(0.4)
Income tax credits	(12.5)	(10.9)	(20.1)
Other, net	0.6	(0.6)	(2.3)

	27.0%	24.6%	16.0%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	December 29, 2015	December 30, 2014
Current deferred income tax asset:
State tax	$885	$542
Gift cards	988	815
Accrued expenses	13,839	11,364
Other	1,398	2,029
Valuation allowance	(139)	(155)

Total current deferred income tax asset	16,971	14,595

Non-current deferred income tax asset (liability):
Property and equipment	(77,120)	(70,346)
Intangible assets	(2,048)	(2,112)
Smallwares	(5,038)	(4,665)
Accrued expenses	5,942	5,389
Stock-based compensation	5,346	5,495
Deferred rent	10,874	9,719
Income tax credits	13,188	15,823
Net operating losses	562	557
Other	2,079	1,752
Valuation allowance	(454)	(586)

Total non-current deferred income tax liability	(46,669)	(38,974)

Net deferred income tax liability	$(29,698)	$(24,379)

At December 29, 2015, we had federal and California income tax credit carryforwards of approximately $14.0 million and $1.7 million, respectively, consisting primarily of the credit for FICA taxes paid on reported employee tip income and California enterprise zone credits. The FICA tax credits will begin to expire in 2033 and the California enterprise zone credits will begin to expire in 2023.

As of December 29, 2015 and December 30, 2014, we have recorded a valuation allowance against certain state net operating loss and tax credit carryforwards of $0.6 million and $0.7 million, respectively, net of federal benefit which are not more likely than not to be realized prior to expiration. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 29, 2015, the amount recorded for interest and penalties changed for tax positions taken in the current year.

As of December 29, 2015, unrecognized tax benefits recorded was approximately $3.0 million, of which approximately $0.8 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $1.7 million to our liability for unrecognized tax benefits within the next twelve-month period due to the lapse of statutes of limitation. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2013	$897
Decrease for tax positions taken during the current period	(678)

Balance at December 31, 2013	219
Increase for tax positions taken in prior years	1,798
Decrease for tax positions taken in prior years	(52)
Increase for tax positions taken in current year	317
Decrease for statute expiration	(109)

Balance at December 30, 2014	2,173
Increase for tax positions taken in prior years	474
Increase for tax positions taken in current period	386
Lapse in statute of limitations	(35)

Balance at December 29, 2015	$2,998

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of December 29, 2015, the earliest tax year still subject to examination by the Internal Revenue Service is 2012. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2011.

9. Stock-Based Compensation Plans

Our current shareholder approved stock-based compensation plan is the 2005 Equity Incentive Plan (“the Plan”). Under the Plan, we may issue shares of our common stock to employees, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options, and performance and time-based restricted stock units. Stock options and stock appreciation rights are charged against the Plan share reserve on the basis of one share for each one share granted. Other types of grants, including RSUs, are currently charged against the Plan share reserve on the basis of 1.5 shares for each one share granted. The Plan also contains other limits on the terms of incentive grants such as limits on the number that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

Under the Plan, we issue time-based and performance-based RSUs and stock options to officers. We issue time-based RSUs and stock options to other support employees. We also issue time-based RSUs and stock options in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a longer-term equity incentive program for our restaurant general managers, executive kitchen mangers and restaurant field supervision. GSSOP grants are dependent on the length of each participant’s service with us (at least five years) and position. All GSSOP participants must remain in good standing during their service period.

The Plan permits us to set the vesting terms and exercise period for awards at our discretion. Stock options generally vest ratably over 3 or 5 years, cliff vest at 3 or 5 years, or vest at 33% on the third anniversary and 67% on the fifth anniversary, and expire ten years from date of grant. Time-based RSUs generally vest ratably over three or five years for non-GSSOP RSU grantees and generally cliff vest either at 33% on the third anniversary and 67% on the fifth anniversary or at 100% after the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary of the date of grant in a quantity that is dependent on the level of target achievement.

The following table presents information related to stock-based compensation (in thousands):

	Fiscal Year
	2015	2014	2013
Labor and benefits	$1,427	$1,456	$1,341
General and administrative	$3,968	$3,167	$3,077
Legal and other settlements	$–	$232	$–
Capitalized (1)	$285	$213	$215

(1)	Capitalized stock-based compensation is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2015	2014	2013
Expected volatility	37.0%	37.7%	36.5%
Risk free interest rate	1.39%	1.64%	0.76%
Expected option life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Fair value of options granted	$16.33	$10.78	$11.04

The exercise price of the stock options under our stock-based compensation plan is required to equal or exceed the fair market value of the shares on the option grant date. The following table represents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding at January 1, 2013	2,025	$22.08	1,403	$17.76	4.5
Granted	186	$33.74
Exercised	(93)	$17.05
Forfeited	(69)	$38.41

Outstanding at December 31, 2013	2,049	$22.82	1,514	$18.74	3.9
Granted	231	$30.49
Exercised	(665)	$17.21
Forfeited	(93)	$36.33

Outstanding at December 30, 2014	1,522	$25.62	1,008	$21.46	4.2
Granted	175	$47.38
Exercised	(432)	$19.46
Forfeited	(41)	$35.02

Outstanding at December 29, 2015	1,224	$30.59	729	$25.41	4.9

Information relating to significant option groups outstanding at December 29, 2015, the following (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price

$ 9.37 – $16.63	70	2.51	$12.65	70	$12.65
$18.86 – $18.86	288	4.00	$18.86	288	$18.86
$19.96 – $27.34	74	3.28	$22.27	68	$21.85
$29.88 – $29.88	124	8.03	$29.88	24	$29.88
$29.91– $34.24	137	7.34	$33.35	46	$33.61
$34.29 – $34.29	245	6.93	$34.29	147	$34.29
$35.57 – $45.37	122	6.13	$40.57	82	$39.56
$47.04 – $47.04	132	9.05	$47.04	–	$–
$48.64 – $52.47	21	7.90	$50.50	4	$49.62
$52.98 – $52.98	11	9.17	$52.98	–	$–

$ 9.37 – $52.98	1,224	6.11	$30.59	729	$25.41

As of December 29, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was $4.5 million, which is generally expected to be recognized over the next five years.

Time-Based Restricted Stock Units

Time-based restricted stock unit activity was the following:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding at January 1, 2013	486	$28.14
Granted	169	$32.63
Vested or released	(150)	$15.66
Forfeited	(72)	$34.04

Outstanding at December 31, 2013	433	$33.23
Granted	130	$31.71
Vested or released	(80)	$21.36
Forfeited	(56)	$35.60

Outstanding at December 30, 2014	427	$34.66
Granted	148	$47.99
Vested or released	(89)	$29.75
Forfeited	(57)	$39.43

Outstanding at December 29, 2015	429	$39.63

The fair value of the time-based RSUs is the quoted market value of our common stock on the date of grant. The fair value of each time-based RSU is expensed over the vesting period (3 to 5 years). As of December 29, 2015, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $8.7 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity was the following:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2013	–	$ –
Granted	36	$32.49
Vested or released	–	$ –
Forfeited	(6)	$32.49

Outstanding at December 30, 2014	30	$32.49
Granted	–	$ –
Vested or released	–	$ –
Forfeited	(1)	$32.49

Outstanding at December 29, 2015	29	$32.49

The fair value of the performance-based RSUs is the quoted market value of our common stock on the date of grant. The fair value of each performance-based RSU is recognized when it is probable the performance goal will be achieved. As of December 29, 2015, total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $0.4 million.

10. Employee Benefit Plans

We maintain a voluntary, contributory 401(k) plan for all eligible employees. Employees may elect to contribute up to 100% of their earnings, up to the IRS maximum for the plan year. Additionally, eligible participants may also elect catch-up contributions as provided for by the IRS. Our executive officers and other highly compensated employees are not eligible to participate in the 401(k) plan. Employee contributions are matched by us at a rate of 33% for the first 6% of deferred earnings. We contributed approximately $0.6 million, $0.3 million, and $0.3 million in fiscal 2015, 2014, and 2013, respectively.

We also maintain a non-qualified deferred compensation plan (the “DCP”) for our executive officers and other highly compensated employees, as defined in the DCP, who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by the Company’s compensation committee. During fiscal 2015, there were no contributions made or accrued by us. We pay for related administrative costs, which were not significant during fiscal 2015. Employee deferrals are deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts, reflected in “Other assets, net” on our Consolidated Balance Sheets, was $5.5 million and $4.2 million as of December 29, 2015 and December 30, 2014, respectively. Our obligation to participating employees, included in “Other liabilities” on the accompanying Consolidated Balance Sheets, was $4.8 million and $4.1 million as of December 29, 2015 and December 30, 2014, respectively. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Income.

11. Related Party Transactions

The Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) is one of our shareholders and James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with DMA, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states.

We believe that Jacmar sells products to us at prices comparable to those offered by unrelated third parties based on our competitive bidding process. Jacmar supplied us with $87.4 million, $86.7 million, and $82.8 million of food, beverage, paper products and supplies for fiscal 2015, 2014, and 2013, respectively, which represents 20.8%, 21.9%, and 22.6% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $4.3 million and $4.0 million, at December 29, 2015 and December 30, 2014, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other third party vendors and are included in “Cost of sales” on the Consolidated Statements of Income.

12. Selected Consolidated Quarterly Financial Data (Unaudited)

Our summarized unaudited consolidated quarterly financial data is as follows (in thousands, except per share data):

	March 31, 2015	June 30, 2015	September 29, 2015	December 29, 2015
Total revenues	$225,069	$232,013	$229,412	$233,103
Income from operations	$13,092	$17,581	$16,511	$15,878
Net income	$9,615	$12,438	$12,364	$10,908
Basic net income per share (1)	$0.37	$0.48	$0.48	$0.43
Diluted net income per share (1)	$0.36	$0.47	$0.48	$0.43

	April 1, 2014	July 1, 2014	September 30, 2014	December 30, 2014
Total revenues	$205,822	$219,380	$206,450	$213,917
Income from operations	$5,787	$10,689	$8,034	$10,916
Net income	$4,658	$8,004	$6,482	$8,253
Basic net income per share (1)	$0.16	$0.28	$0.23	$0.31
Diluted net income per share (1)	$0.16	$0.28	$0.23	$0.31

(1)	Basic and diluted net income per share calculations for each quarter is based on the weighted average diluted shares outstanding for that quarter and may not sum to the full year total amount as presented on the Consolidated Statements of Income.