Form 10-Q
period 2016-03-29
BJs RESTAURANTS INC
filed 2016-05-02
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2016

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

As of April 29, 2016, there were 24,125,737 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 29, 2016	December 29, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,950	$34,604
Accounts and other receivables, net	13,060	25,364
Inventories, net	9,226	8,893
Prepaid expenses and other current assets	5,891	7,171
Deferred income taxes	16,971	16,971

Total current assets	72,098	93,003

Property and equipment, net	572,311	561,832
Goodwill	4,673	4,673
Other assets, net	22,622	22,157

Total assets	$671,704	$681,665

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34,309	$33,033
Accrued expenses	85,852	83,861

Total current liabilities	120,161	116,894

Deferred income taxes	48,560	46,669
Deferred rent	28,279	27,627
Deferred lease incentives	53,800	53,837
Long-term debt	95,500	100,500
Other liabilities	19,787	19,655

Total liabilities	366,087	365,182

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 24,124 and 24,672 shares issued and outstanding as of March 29, 2016 and December 29, 2015, respectively	–	7,367
Capital surplus	63,519	63,290
Retained earnings	242,098	245,826

Total shareholders’ equity	305,617	316,483

Total liabilities and shareholders’ equity	$671,704	$681,665

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended
	March 29, 2016	March 31, 2015
Revenues	$243,401	$225,069
Costs and expenses:
Cost of sales	60,640	56,171
Labor and benefits	84,778	79,695
Occupancy and operating	49,073	46,590
General and administrative	14,362	13,493
Depreciation and amortization	15,598	14,361
Restaurant opening	1,439	1,284
Loss on disposal of assets and impairments	749	383
Legal and other settlements	369	–

Total costs and expenses	227,008	211,977

Income from operations	16,393	13,092

Other income:
Interest expense, net	(387)	(241)
Other income, net	397	336

Total other income	10	95

Income before income taxes	16,403	13,187

Income tax expense	4,759	3,572

Net income	$11,644	$9,615

Net income per share:
Basic	$0.48	$0.37

Diluted	$0.47	$0.36

Weighted average number of shares outstanding:
Basic	24,278	26,310

Diluted	24,691	26,916

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirteen Weeks Ended
	March 29, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$11,644	$9,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,598	14,361
Deferred income taxes	1,891	165
Stock-based compensation expense	1,550	1,259
Loss on disposal of assets and impairments	749	383
Changes in assets and liabilities:
Accounts and other receivables	10,715	3,401
Landlord contribution for tenant improvements	1,589	(2,199)
Inventories	(333)	187
Prepaid expenses and other current assets	1,150	1,483
Other assets	(726)	(1,756)
Accounts payable	252	(2,702)
Accrued expenses	1,991	3,495
Deferred rent	652	872
Deferred lease incentives	(37)	1,498
Other liabilities	132	767

Net cash provided by operating activities	46,817	30,829

Cash flows from investing activities:
Purchases of property and equipment	(25,333)	(15,750)

Net cash used in investing activities	(25,333)	(15,750)

Cash flows from financing activities:
Borrowings on line of credit	200,000	30,100
Payments on line of credit	(205,000)	(49,500)
Excess tax benefit from stock-based compensation	45	2,355
Taxes paid on vested stock units under employee plans	(196)	(133)
Proceeds from exercise of stock options	543	4,151
Repurchases of common stock	(24,530)	(6,774)

Net cash used in financing activities	(29,138)	(19,801)

Net decrease in cash and cash equivalents	(7,654)	(4,722)
Cash and cash equivalents, beginning of period	34,604	30,683

Cash and cash equivalents, end of period	$26,950	$25,961

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,106	$6,336

Cash paid for interest, net of capitalized interest	$325	$175

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$11,939	$11,424

Stock-based compensation capitalized	$78	$60

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. (referred to herein as the “Company” or “we,” “us” and “our”) and our wholly owned subsidiaries. The financial statements presented herein include all material adjustments which are, in the opinion of management, necessary for a fair presentation of the statements of the financial condition, results of operations and cash flows for the period. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended December 29, 2015. The disclosures included in our accompanying interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Going Concern (Subtopic 205-40). This update requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued. Management must disclose any doubts about the Company’s ability to continue as a going concern and whether its plans alleviate that doubt. Management is required to make this evaluation for annual periods ending after December 15, 2016, and for interim periods beginning after December 15, 2016, and early adoption is permitted. We do not believe the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update requires debt issuance costs to be presented within the balance sheet as a direct deduction from the associated debt liability. Currently, certain debt issuance costs are recorded as an asset and amortized to interest expense. Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense. ASU 2015-03 became effective during the current quarter. The adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (Topic 330). This update provides guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. This update defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, and is effective for annual and interim periods beginning after December 15, 2016. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). Among other requirements, this guidance requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet. This presentation provides financial statement users with more decision-useful information about an entity’s involvement in financial instruments. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires recognition of most leases on the balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. Currently, all of our restaurant and our restaurant support center leases are accounted for as operating leases, and therefore are not recorded within our balance sheet. We are currently evaluating the impact that this guidance will have on our consolidated financial statements as well as the expected adoption method.

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (Subtopic 405-20). This guidance defines liabilities related to the sale of prepaid stored-value products as financial liabilities and requires that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606 (Principal versus Agent Considerations). ASU 2016-04 is effective for annual and interim reporting periods beginning after December 15, 2017. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers Topic 606 (Principal versus Agent Considerations). This update clarifies how to implement revenue recognition guidance related to determining whether an entity is a principal or an agent in a revenue transaction. The guidance requires an entity to determine whether the nature of its promise is to provide goods or services to its customer (the entity is a principal) or to arrange for goods or services to be provided to the customer by the other parties (the entity is an agent). This determination is based upon whether the entity controls the goods or the services before it is transferred to the customer. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is effective for annual and interim reporting periods beginning after December 15, 2017, and early application is permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This guidance will change how companies account for certain aspects of share-based payments to employees. They will have to recognize all income tax effects of awards in the income statement when the awards vest or are settled, and additional paid-in capital (“APIC”) pools will be eliminated. The guidance on employer’s accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing, and two practical expedients for nonpublic entities have been added. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The amendment addressed the potential for diversity in practice at initial application. ASU 2016-10 is effective for annual and interim reporting periods beginning after December 15, 2017, and early application is permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact this standard will have on our consolidated financial statements as well as the expected adoption method.

2.	LONG-TERM DEBT

Line of Credit

On September 3, 2014, we entered into a new loan agreement (“Credit Facility”) which amended and restated in its entirety our prior loan agreement dated February 17, 2012. This Credit Facility, which matures on September 3, 2019, provides us with revolving loan commitments totaling $150 million, of which $50 million may be used for issuances of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Credit Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions. Our obligations under the Credit Facility are unsecured. As of March 29, 2016, there were borrowings of $95.5 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $15.0 million. Available borrowings under the Credit Facility were $39.5 million as of March 29, 2016. The Credit Facility bears interest at either our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s publicly announced prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. During the quarter ended March 29, 2016, interest paid on the borrowings under the Credit Facility was approximately $0.4 million. The weighted average interest rate was approximately 1.44%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At March 29, 2016, we were in compliance with these covenants.

We capitalized approximately $0.04 million of interest expense related to new restaurant openings and major remodels during both the thirteen weeks ended March 29, 2016, and March 31, 2015, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands):

	For The Thirteen Weeks Ended
	March 29, 2016	March 31, 2015
Numerator:
Net income	$11,644	$9,615

Denominator:
Weighted-average shares outstanding – basic	24,278	26,310
Dilutive effect of equity awards	413	606

Weighted-average shares outstanding – diluted	24,691	26,916

For the thirteen weeks ended March 29, 2016 and March 31, 2015, there were approximately 0.3 million and 0.1 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

4.	RELATED PARTY

The Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) are shareholders of ours and James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with DMA, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. Jacmar supplied us with $22.3 million and $21.6 million of food, beverage, paper products and supplies for the thirteen weeks ended March 29, 2016 and March 31, 2015, respectively, which represents 20.3% and 21.1% of our total costs of sales and operating and occupancy costs, respectively. We had trade payables related to these products of $5.7 million and $4.3 million, at March 29, 2016 and December 29, 2015, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other third party vendors and are included in “Cost of sales” on the Consolidated Statements of Income.

5.	STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the 2005 Equity Incentive Plan (“the Plan”). Under the Plan, we may issue shares of our common stock to employees, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options, and performance and time-based restricted stock units. Stock options and stock appreciation rights are charged against the Plan share reserve on the basis of one share for each one share granted. Other types of grants, including restricted stock units (“RSUs”), are currently charged against the Plan share reserve on the basis of 1.5 shares for each one share granted. The Plan also contains other limits on the terms of incentive grants such as limits on the number that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

Under the Plan, we issue time-based and performance-based RSUs and stock options to officers. We issue time-based RSUs and stock options to other support employees. We also issue time-based RSUs and stock options in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen mangers and restaurant field supervision. GSSOP grants are dependent on the length of each participant’s service with us (at least five years) and position. All GSSOP participants must remain in good standing during their service period.

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

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended
	March 29, 2016	March 31, 2015
Labor and benefits	$403	$339
General and administrative	$1,147	$920
Capitalized (1)	$78	$60

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	March 29, 2016	March 31, 2015
Expected volatility	35.9%	37.1%
Risk free interest rate	1.5%	1.4%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$14.37	$16.45

The exercise price of the stock options under our stock-based compensation plan is required to equal or exceed the fair market value of the shares on the option grant date. The following table represents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 29, 2015	1,224	$30.59	729	$25.41
Granted	120	$42.48
Exercised	(16)	$33.00
Forfeited	(11)	$39.92

Outstanding at March 29, 2016	1,317	$31.56	809	$26.75

As of March 29, 2016, total unrecognized stock-based compensation expense related to non-vested stock options was $5.4 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

Time-based restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding at December 29, 2015	429	$39.63
Granted	66	$42.51
Vested or released	(25)	$38.95
Forfeited	(11)	$43.60

Outstanding at March 29, 2016	459	$39.98

The fair value of our time-based RSUs is the quoted market value of our common stock on the date of grant. The fair value of each time-based RSU is expensed over the vesting period (e.g., five years). As of March 29, 2016, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $9.9 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

Performance-based restricted stock unit activity was as follows:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding at December 29, 2015	29	$32.49
Granted	32	$42.41
Vested or released	–	$ –
Forfeited	–	$ –

Outstanding at March 29, 2016	61	$37.70

The fair value of our performance-based RSUs is the quoted market value of our common stock on the date of grant. The fair value of each performance-based RSU is recognized when it is probable the performance goal will be achieved. As of March 29, 2016, total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.3 million, which is generally expected to be recognized over the next three years.

6.	INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, Interim Reporting and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our year to date earnings. The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

As of March 29, 2016, unrecognized tax benefits recorded was approximately $3.1 million, of which approximately $0.8 million, if reversed, would impact our effective tax rate. We anticipate a decrease of $1.8 million to our liability for unrecognized tax benefits within the next twelve-month period due to an expected change in tax accounting method that requires us to obtain IRS approval. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 29, 2015	$2,998
Increase for tax positions taken in current period	105

Balance at March 29, 2016	$3,103

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of March 29, 2016, the earliest tax year subject to examination by the Internal Revenue Service is 2012. The earliest year subject to examination by a significant state or local taxing jurisdiction is 2011.

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

During the thirteen weeks ended March 29, 2016, we repurchased and retired approximately 0.6 million shares of our common stock at an average price of $41.76 per share for a total of $24.5 million, which is recorded as a reduction in common stock, with any excess change to retained earnings. As of March 29, 2016, approximately $29.9 million remains available for additional repurchases under our authorized repurchase program.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q, as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015, are not the only risks we face. These statements reflect our current perspectives and outlook with respect to the Company’s future expansion plans, key business initiatives, expected operating conditions and other factors. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, also may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

“Forward-looking” statements include, among others, statements concerning:

●	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;
●	the rate and scope of our planned future restaurant development;
●	the estimated total domestic capacity for our restaurants;
●	anticipated dates on which we will commence or complete the development and opening of new restaurants;
●	expectations for consumer spending on casual dining restaurant occasions;
●	the availability and cost of key commodities used in our restaurants and brewing operations;
●	planned menu price increases and their effect, if any, on revenue and results of operations;
●	the projected effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;
●	expected capital requirements and actual or available borrowings on our line of credit;
●	projected revenues, operating costs and expenses; and
●	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These “forward-looking” statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Some, but not all, significant factors that could prevent us from achieving our stated goals include, but are not limited to:

●	Failure to maintain a favorable image, credibility and the value of the BJ’s brand and our reputation for offering customers a higher quality more differentiated total dining experience at a good value.
●	Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.
●	Any deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.
●	Any deterioration in general economic conditions could also have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.
●	If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.
●	Our ability to open new restaurants on schedule in accordance with our targeted capacity growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations, leases and licenses, recruiting and training qualified managers and hourly employees and by other factors, some of which are beyond our control and difficult to forecast accurately.
●	Access to sources of capital and our ability to raise capital in the future may be limited, which could adversely affect our business and our expansion plans.
●	Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated revenues and financial results, including a potential impairment of the long-lived assets of certain restaurants.

●	Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
●	Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.
●	Our costs to construct new restaurants are susceptible to both material and labor cost fluctuations which could adversely affect our return on investment results for new restaurants.
●	Our future operating results may fluctuate significantly due to the expenses required opening new restaurants.
●	A significant number of our restaurants are concentrated in California, Texas and Florida, which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.
●	Our operations are susceptible to changes in our food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), brewing and energy supplies which could adversely affect our profitability.
●	Negative publicity about us, our restaurants, other restaurants, or others across the food supply chain, due to food borne illness or other reasons, whether or not accurate, could adversely affect the reputation and popularity of our restaurants and our results of operations.
●	Our dependence on independent third party brewers and manufacturers for some of our beer could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer.
●	Our internal brewing, independent third party brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected by different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations.
●	Government laws and regulations affecting the operation of our restaurants, including but not limited to those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, federal or state exemption rules, consumer health and safety, health insurance coverage, or other employment benefits such as paid time off, nutritional disclosures, and employment eligibility-related documentation requirements could increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.
●	We are heavily dependent on information technology in our operations as well as with respect to our customer loyalty and employee engagement programs. Any material failure of such technology, including but not limited to cyber-attacks, could adversely affect our revenues and impair our ability to efficiently operate our business.
●	Unsolicited takeover proposals, governance change proposals, proxy contests and certain proposals/actions by activist investors may create additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
●	Any failure to complete stock repurchases under our previously announced repurchase program may negatively impact investor perceptions of us and could therefore affect the market price and volatility of our stock.

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015.

GENERAL

As of May 2, 2016, we owned and operated 175 restaurants located in the 23 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewhouse®, a BJ’s Restaurant & Brewery®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Our menu features BJ’s award-winning, signature deep-dish pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations, our Temple, Texas brewpub location and by independent third party brewers using our proprietary recipes. Our BJ’s Pizza & Grill® restaurants are smaller format, full-service restaurants relative to our BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Currently, the BJ’s Restaurant & Brewhouse® format represents our primary future expansion vehicle. Our BJ’s Grill® restaurant is a slightly smaller footprint restaurant, compared to our BJ’s Restaurant & Brewhouse® format, featuring all the amenities of our Brewhouse locations.

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

Restaurant opening expenses, which are expensed as incurred, consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stock of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 29, 2016 and March 31, 2015, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For The Thirteen Weeks Ended
	March 29, 2016	March 31, 2015
Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	24.9	25.0
Labor and benefits	34.8	35.4
Occupancy and operating	20.2	20.7
General and administrative	5.9	6.0
Depreciation and amortization	6.4	6.4
Restaurant opening	0.6	0.6
Loss on disposal of assets and impairments	0.3	0.2
Legal and other settlements	0.2	–

Total costs and expenses	93.3	94.2

Income from operations	6.7	5.8

Other (expense) income:
Interest (expense) income, net	(0.2)	(0.1)
Other income, net	0.2	0.1

Total other (expense) income	–	–

Income before income taxes	6.7	5.9

Income tax expense	2.0	1.6

Net income	4.8%	4.3%

Thirteen Weeks Ended March 29, 2016 Compared to Thirteen Weeks Ended March 31, 2015.

Revenues.  Total revenues increased by $18.3 million, or 8.1%, to $243.4 million during the thirteen weeks ended March 29, 2016, from $225.1 million during the comparable thirteen week period of 2015. The increase in revenues primarily consisted of an approximate 0.6%, or $1.2 million, increase in comparable restaurant sales, coupled with approximately $18.6 million in sales from new restaurants not yet in our comparable restaurant sales base, offset by a $1.5 million decrease in restaurant sales due to the closure of our La Jolla, California restaurant in fiscal 2015 and our Century City, California restaurant in January 2016. The increase in comparable restaurant sales resulted from an increase in the average check, menu mix and incident rates of approximately 1.8%, offset by a reduction in customer traffic of approximately 1.2%.

Cost of Sales.  Cost of sales increased by $4.5 million, or 8.0%, to $60.6 million during the thirteen weeks ended March 29, 2016, from $56.2 million during the comparable thirteen week period of 2015. This increase was primarily due to the opening of 18 new restaurants since the thirteen weeks ended March 31, 2015. As a percentage of revenues, cost of sales decreased to 24.9% for the current thirteen week period from 25.0% for the prior year comparable thirteen week period. Beginning with fiscal 2016, we no longer allocate a charge to marketing related to the food cost of certain promotional activities. As a result, cost of sales decreased by 10 basis points, compared to the prior year thirteen week period, due to lower commodity costs offset by the elimination of the aforementioned marketing food cost allocation.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $5.1 million, or 6.4%, to $84.8 million during the thirteen weeks ended March 29, 2016, from $79.7 million during the comparable thirteen week period of 2015. This increase was primarily due to the opening of 18 new restaurants since the thirteen weeks ended March 31, 2015. As a percentage of revenues, labor and benefit costs decreased to 34.8% for the current thirteen week period from 35.4% for the prior year comparable thirteen week period. The percentage decrease was primarily related to our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases, offset by higher hourly labor related to minimum wage increases. Included in labor and benefits for the thirteen weeks ended March 29, 2016 and March 31, 2015, was approximately $0.4 million and $0.3 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $2.5 million, or 5.3%, to $49.1 million during the thirteen weeks ended March 29, 2016, from $46.6 million during the comparable thirteen week period of 2015. This increase was primarily due to the opening of 18 new restaurants since the thirteen weeks ended March 31, 2015. As a percentage of revenues, occupancy and operating expenses decreased to 20.2% for the current thirteen week period from 20.7% for the prior year comparable thirteen week period. This percentage decrease was primarily due to the change in the allocation of food cost related to certain promotional activities. Beginning with fiscal 2016, we no longer allocate a charge to marketing related to the food cost of certain promotional activities.

General and Administrative.  General and administrative expenses increased by $0.9 million, or 6.4%, to $14.4 million during the thirteen weeks ended March 29, 2016, from $13.5 million during the comparable thirteen week period of 2015. The increase in general and administrative costs was primarily due to higher field supervision and support costs to manage our increasing number of restaurants. Also included in general and administrative costs for the thirteen weeks ended March 29, 2016 and March 31, 2015, was approximately $1.1 million and $0.9 million, respectively, or 0.5% and 0.4% of revenues, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.9% for the current thirteen week period from 6.0% for the prior year comparable thirteen week period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increases.

Depreciation and Amortization.  Depreciation and amortization increased by $1.2 million, or 8.6%, to $15.6 million during the thirteen weeks ended March 29, 2016, compared to $14.4 million during the comparable thirteen week period of 2015. This increase was primarily due to depreciation expense related to the 18 new restaurants opened since the thirteen weeks ended March 31, 2015. As a percentage of revenues, depreciation and amortization remained stable at 6.4% for the current thirteen week period and the prior year comparable thirteen week period.

Restaurant Opening.  Restaurant opening expense was $1.4 million during the thirteen weeks ended March 29, 2016, compared to $1.3 million during the comparable thirteen week period of 2015. This increase is due to the opening of four new restaurants during the thirteen weeks ended March 29, 2016, compared to two new restaurants during the comparable thirteen week period of 2015.

Loss on Disposal of Assets and Impairments.  The loss on disposal of assets and impairments was $0.7 million during the thirteen weeks ended March 29, 2016, compared to $0.4 million during the comparable thirteen week period of 2015. These costs primarily related to the disposal of certain unproductive restaurant assets.

Legal and Other Settlements.  Legal and other settlement expenses of approximately $0.4 million or 0.2% of revenues, during the thirteen weeks ended March 29, 2016, related to the settlement of a wage and hour claim.

Income Tax Expense.  Our effective income tax rate for the thirteen weeks ended March 29, 2016, was 29.0% compared to 27.1% for the comparable thirteen week period of 2015. This increase is primarily due to higher pre-tax income during the thirteen weeks ended March 29, 2016. The effective income tax rate for the thirteen weeks ended March 29, 2016, differed from the statutory income tax rate primarily due to the impact of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	March 29, 2016	December 29, 2015
Cash and cash equivalents	$26,950	$34,604
Net working capital	$(48,063)	$(23,891)
Current ratio	0.6:1.0	0.8:1.0

	For The Thirteen Weeks Ended
	March 29, 2016	March 31, 2015
Cash provided by operating activities	$46,817	$30,829
Capital expenditures	$25,333	$15,750

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

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $46.8 million during the thirteen weeks ended March 29, 2016, representing a $16.0 million increase from the $30.8 million provided by during the thirteen weeks ended March 31, 2015. The increase in cash from operating activities for the thirteen weeks ended March 29, 2016, in comparison to the thirteen weeks ended March 31, 2015, is primarily due to the timing of accounts receivable, accounts payable and landlord contributions for tenant improvements, coupled with higher net income.

For the thirteen weeks ended March 29, 2016, total capital expenditures were approximately $25.3 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewing equipment and leasehold improvements to construct new restaurants were $19.2 million. These expenditures were primarily related to the construction of our four new restaurants that opened during the thirteen weeks ended March 29, 2016, as well as expenditures related to restaurants expected to open later in fiscal 2016. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants were $6.1 million.

We have a $150 million unsecured revolving line of credit that expires on September 3, 2019, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of the Company’s announced stock repurchase program and for working capital and construction requirements as needed. Borrowings under the Credit Facility will bear interest at the Company’s choice of either LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s publicly announced prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. As of March 29, 2016, there were borrowings of $95.5 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $15.0 million. The Credit Facility agreement also contains affirmative and negative covenants which restrict our ability to, among other things, create liens, borrow money (other trade credit and other ordinary course liabilities) and engage in mergers, consolidations, significant asset sales and certain other transactions. In addition, the Credit Facility contains provisions requiring us to maintain compliance with certain financial and non-financial covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio which, if not met, would place additional customary restrictions on the Company, including the ability to redeem or repurchase stock or pay dividends. While we have the Credit Facility in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on our ability to borrow from the Credit Facility.

Our capital expenditures during fiscal 2016 will continue to be significant as we plan to open 18 to 19 new restaurants. As of May 2, 2016, we have signed leases, land purchase agreements or letters of intent for all of our potential restaurant openings for fiscal 2016. We currently anticipate our total capital expenditures for fiscal 2016, including all expenditure categories, to be approximately $110 million to $120 million. We expect to fund our anticipated capital expenditures for fiscal 2016 with current cash balances on hand, expected cash flows from operations, proceeds from sale-leaseback transactions, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

From time to time, we will evaluate opportunities to acquire and convert other restaurant locations or entire restaurant chains to the BJ’s restaurant concept. In the future we may consider joint venture arrangements to augment BJ’s expansion into new markets or we may evaluate non-controlling investments in other emerging restaurant concepts that offer complementary growth opportunities to our BJ’s restaurant operations. Currently, we have no binding commitments (other than the signed leases or land purchase agreements set forth in Item 1 - Business - “Restaurant Site Selection and Expansion Objectives” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2015) or agreements to acquire or convert any other restaurant locations or chains to our concept, or to enter into any joint ventures or non-controlling investments. However, we would likely require additional capital resources to take advantage of any of these growth opportunities should they become feasible.

We depend on our expected cash flows from operations, coupled with agreed-upon landlord tenant improvement allowances and sale-leaseback proceeds, to fund the majority of our planned capital expenditures for 2016. If our business does not generate enough cash flows from operations as expected, or if our landlords are unable to honor their agreements with us, or if we are unable to successfully enter in a sale-leaseback transaction and replacement funding sources are not otherwise available to us from borrowings under our Credit Facility or other alternatives, we may not be able to expand our operations at the pace currently planned.

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

Our Board of Directors has approved a $250 million share repurchase plan. As of March 29, 2016, we have cumulatively repurchased approximately $220.1 million of the $250 million share repurchase plan, of which approximately $24.5 million was repurchased during the thirteen weeks ended March 29, 2016. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of March 29, 2016, we have approximately $29.9 million available under our current share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make stock repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 29, 2016, we are not involved in any off-balance sheet arrangements.

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

Many of our restaurant employees are paid hourly rates related to the federal, state or local minimum wage requirements. Numerous state and local governments have their own minimum wage requirements that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees. Certain operating and other costs, such as health benefits, the impact of the Patient Protection and Affordable Care Act, taxes, insurance, federal or state exemption rules, regulatory requirements relating to employees and other outside services, continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations. Additionally, our restaurants in the Midwest and Eastern states, including Florida, are impacted by weather and other seasonal factors that typically impact other restaurant operations in those regions. Holidays (and shifts in the holiday calendar), severe weather, hurricanes, tornados, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effectively operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015. A summary of these risks and certain related information is included under “Statement Regarding Forward-Looking Disclosure” in Part I, Item 2 of this Form 10-Q and is incorporated herein by this reference. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has approved a $250 million share repurchase plan. As of March 29, 2016, we have cumulatively repurchased approximately $220.1 million of the $250 million share repurchase plan, of which approximately $24.5 million was repurchased during the thirteen weeks ended March 29, 2016. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of March 29, 2016, we have approximately $29.9 million available under our current share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make stock repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during the thirteen weeks ended March 29, 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/30/15 – 01/26/16	452,584	$42.02	452,584	$–	$35,577,501
01/27/16 – 02/23/16	134,880	$41.88	134,880	$–	$29,920,906
02/24/16 – 03/29/16	–	$–	–	$–	$29,920,906

Total	587,464	$41.76	587,464

(1)	Period information is presented by reference to our fiscal months during the thirteen weeks ended March 29, 2016.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

May 2, 2016	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)