Form 10-Q
period 2016-06-28
BJs RESTAURANTS INC
filed 2016-08-04
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2016

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

As of August 2, 2016, there were 24,173,775 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 28, 2016	December 29, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,930	$34,604
Accounts and other receivables, net	13,614	25,364
Inventories, net	9,493	8,893
Prepaid expenses and other current assets	5,191	7,171
Deferred income taxes	16,971	16,971

Total current assets	68,199	93,003

Property and equipment, net	583,582	561,832
Goodwill	4,673	4,673
Other assets, net	23,502	22,157

Total assets	$679,956	$681,665

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,851	$33,033
Accrued expenses	82,452	83,861

Total current liabilities	114,303	116,894

Deferred income taxes	50,995	46,669
Deferred rent	29,097	27,627
Deferred lease incentives	53,549	53,837
Long-term debt	91,000	100,500
Other liabilities	18,995	19,655

Total liabilities	357,939	365,182

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 24,165 and 24,672 shares issued and outstanding as of June 28, 2016 and December 29, 2015, respectively	–	7,367
Capital surplus	64,877	63,290
Retained earnings	257,140	245,826

Total shareholders’ equity	322,017	316,483

Total liabilities and shareholders’ equity	$679,956	$681,665

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2016	2015	2016	2015
Revenues	$250,328	$232,013	$493,729	$457,082
Costs and expenses:
Cost of sales	62,569	57,059	123,209	113,230
Labor and benefits	85,981	78,796	170,759	158,491
Occupancy and operating	50,144	47,677	99,217	94,267
General and administrative	13,767	13,585	28,129	27,078
Depreciation and amortization	16,040	14,554	31,638	28,915
Restaurant opening	1,559	2,120	2,998	3,404
Loss on disposal and impairment of assets	707	641	1,456	1,024
Legal and other settlements	–	–	369	–

Total costs and expenses	230,767	214,432	457,775	426,409

Income from operations	19,561	17,581	35,954	30,673

Other expense:
Interest expense, net	(369)	(268)	(756)	(509)
Other income, net	38	145	435	481

Total other expense	(331)	(123)	(321)	(28)

Income before income taxes	19,230	17,458	35,633	30,645

Income tax expense	5,441	5,020	10,200	8,592

Net income	$13,789	$12,438	$25,433	$22,053

Net income per share:
Basic	$0.57	$0.48	$1.05	$0.84

Diluted	$0.56	$0.47	$1.03	$0.83

Weighted average number of shares outstanding:
Basic	24,146	25,969	24,212	26,140

Diluted	24,574	26,498	24,638	26,711

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Twenty-Six Weeks Ended
	June 28, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$25,433	$22,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,638	28,915
Deferred income taxes	4,326	2,239
Stock-based compensation expense	3,106	2,528
Loss on disposal and impairment of assets	1,456	1,024
Changes in assets and liabilities:
Accounts and other receivables	10,421	1,677
Landlord contribution for tenant improvements	1,329	(3,947)
Inventories	(600)	(11)
Prepaid expenses and other current assets	1,466	1,825
Other assets	(2,082)	(2,269)
Accounts payable	(4,662)	(5,044)
Accrued expenses	(1,409)	1,891
Deferred rent	1,470	1,697
Deferred lease incentives	(288)	3,339
Other liabilities	(660)	555

Net cash provided by operating activities	70,944	56,472

Cash flows from investing activities:
Purchases of property and equipment	(49,951)	(38,903)

Net cash used in investing activities	(49,951)	(38,903)

Cash flows from financing activities:
Borrowings on line of credit	470,000	170,200
Payments on line of credit	(479,500)	(153,500)
Excess tax benefit from stock-based compensation	267	2,652
Taxes paid on vested stock units under employee plans	(196)	(153)
Proceeds from exercise of stock options	1,292	4,550
Repurchases of common stock	(24,530)	(46,545)

Net cash used in financing activities	(32,667)	(22,796)

Net decrease in cash and cash equivalents	(11,674)	(5,227)
Cash and cash equivalents, beginning of period	34,604	30,683

Cash and cash equivalents, end of period	$22,930	$25,456

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,430	$9,355

Cash paid for interest, net of capitalized interest	$655	$400

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$14,395	$17,453

Stock-based compensation capitalized	$162	$126

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

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). This update requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued. Management must disclose any doubts about the Company’s ability to continue as a going concern and whether its plans alleviate that doubt. We are required to make this evaluation for annual periods ending after December 15, 2016, and for interim periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory (Topic 330). This update provides guidance on the subsequent measurement of inventory, which changes the measurement from lower of cost or market to the lower of cost or net realizable value. This update defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires deferred tax liabilities and assets to be reflected as noncurrent in a classified balance sheet. This update is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. Other than the revised balance sheet presentation of deferred tax liabilities and assets, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). Among other requirements, this guidance requires separate presentation of financial assets and financial liabilities by measurement category and form within the balance sheet. This presentation provides financial statement users with more decision-useful information about an entity’s involvement in financial instruments. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires the recognition of most leases on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases.

ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Currently, all of our restaurant and our restaurant support center leases are accounted for as operating leases, and therefore are not recorded within our balance sheet. We are currently evaluating the impact that this guidance will have on our consolidated financial statements as well as the expected adoption method.

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products (Subtopic 405-20). This guidance defines the liabilities related to the sale of prepaid stored-value products as financial liabilities and requires that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606 (Principal versus Agent Considerations). ASU 2016-04 is effective for annual and interim reporting periods beginning after December 15, 2017. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers Topic 606 (Principal versus Agent Considerations). This update clarifies revenue recognition guidance related to the determination of whether an entity is a principal or an agent in a revenue transaction. The guidance requires an entity to determine whether the nature of its promise is to provide goods or services to its customer (the entity is a principal) or to arrange for goods or services to be provided to the customer by other parties (the entity is an agent). This determination is based upon whether the entity controls the goods or the services before it is transferred to the customer. An entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is effective for annual and interim reporting periods beginning after December 15, 2017, and early application is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This guidance will change how companies account for certain aspects of share-based payments to employees. Companies will be required to recognize the difference between the estimated and the actual tax impact of awards within the income statement when the awards vest or are settled, and additional paid-in capital (“APIC”) pools will be eliminated. This ASU also impacts the classification of awards as either equity or liabilities and the classification of share-based transactions within the statement of cash flows. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services and expands related disclosure requirements. ASU 2016-10 clarifies ASU 2014-10 to address the potential for diversity in practice at the adoption. ASU 2016-10 is effective for annual and interim reporting periods beginning after December 15, 2017, and early application is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements as well as the expected adoption method.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This guidance requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. An entity must use judgment in determining the relevant information and estimation methods that are appropriate. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and early application is permitted as of annual and interim reporting periods beginning after December 15, 2018. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This update requires debt issuance costs to be presented within the balance sheet as a direct reduction of the associated debt liability. Currently, certain debt issuance costs are recorded as an asset and amortized to interest expense. Under the new standard, debt issuance costs will continue to be amortized over the life of the debt instrument and amortization will continue to be recorded in interest expense. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. ASU 2015-15 added to the Codification the SEC staff’s guidance on the presentation of debt issuance costs associated with lines of credit. The SEC staff stated it will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset, regardless of whether there are any outstanding borrowings. We adopted ASU 2015-03 and ASU 2015-15 during the current quarter. The adoption of these standards did not have an impact on our consolidated financial statements.

2.  LONG-TERM DEBT

Line of Credit

On September 3, 2014, we entered into a new loan agreement (“Credit Facility”) which amended and restated in its entirety our prior loan agreement dated February 17, 2012. This Credit Facility, which matures on September 3, 2019, provides us with revolving loan commitments totaling $150 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Credit Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions. Our obligations under the Credit Facility are unsecured. As of June 28, 2016, there were borrowings of $91.0 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $15.0 million. Available borrowings under the Credit Facility were $44.0 million as of June 28, 2016. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. At June 28, 2016, interest paid on the borrowings under the Credit Facility was approximately $0.7 million. The weighted average interest rate was approximately 1.46%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At June 28, 2016, we were in compliance with these covenants.

We capitalized approximately $0.09 million and $0.06 million of interest expense related to new restaurant construction and significant remodel construction during the twenty-six weeks ended June 28, 2016, and June 30, 2015, respectively.

3.  NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units issued by us were to lapse (collectively, equity awards) using the treasury stock method. Performance-based restricted stock units have been excluded from the diluted income per share computation because the performance-based criteria have not been met.

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended

	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015

Numerator:
Net income	$13,789	$12,438	$25,433	$22,053

Denominator:
Weighted-average shares outstanding – basic	24,146	25,969	24,212	26,140
Dilutive effect of equity awards	428	529	426	571

Weighted-average shares outstanding – diluted	24,574	26,498	24,638	26,711

For the thirteen weeks ended June 28, 2016 and June 30, 2015, there were approximately 0.3 million and 0.2 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive. For the twenty-six weeks ended June 28, 2016 and June 30, 2015, there were approximately 0.3 million and 0.2 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

4.  RELATED PARTY

The Jacmar Companies and/or their affiliates (collectively referred to herein as “Jacmar”) are shareholders of ours and James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage (“DMA”), is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. Jacmar supplied us with $45.6 million and $44.2 million of food, beverage, paper products and supplies for the twenty-six weeks ended June 28, 2016 and June 30, 2015, respectively, which represents 20.5% and 21.3% of our total costs of sales and occupancy and operating expenses, respectively. We had trade payables related to these products of $4.2 million and $4.3 million, at June 28, 2016 and December 29, 2015, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other third party vendors and are included in “Cost of sales” on the Consolidated Statements of Income.

5.  STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the 2005 Equity Incentive Plan (as amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to employees, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options, and performance and time-based restricted stock units. Stock options and stock appreciation rights are charged against the Plan share reserve on the basis of one share for each one share granted. Other types of grants, including restricted stock units (“RSUs”), are currently charged against the Plan share reserve on the basis of 1.5 shares for each one share granted. The Plan also contains other limits on the terms of incentive grants such as limits on the number that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

Under the Plan, we issue time-based and performance-based RSUs and stock options to officers. We issue time-based RSUs and stock options to other support employees. We also issue RSUs and stock options in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen mangers and restaurant field supervision. GSSOP grants are dependent on the length of each participant’s service with us (at least five years) and position. All GSSOP participants must remain in good standing during their service period.

The Plan permits us to set the vesting terms and exercise period for awards at our discretion. Stock options generally vest ratably over 3 or 5 years, cliff vest at 3 or 5 years, or vest at 33% on the third anniversary and 67% on the fifth anniversary, and expire ten years from date of grant. Time-based RSUs generally vest ratably over three or five years for non-GSSOP RSU grants and cliff vest either at 33% on the third anniversary and 67% on the fifth anniversary or at 100% after the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary of the date of grant in a quantity that is dependent on the level of target achievement.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Labor and benefits	$505	$224	$908	$562
General and administrative	$1,051	$1,045	$2,198	$1,966
Capitalized (1)	$83	$67	$162	$126

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	June 28, 2016	June 30, 2015
Expected volatility	35.9%	37.1%
Risk free interest rate	1.5%	1.4%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$14.37	$16.45

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair market value of the shares on the option grant date. The following table represents stock option activity:

	Options Outstanding		Options Exercisable

	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

Outstanding at December 29, 2015	1,224	$30.59	729	$25.41
Granted	120	42.48
Exercised	(51)	25.19
Forfeited	(36)	39.55

Outstanding at June 28, 2016	1,257	$31.69	775	$27.00

As of June 28, 2016, total unrecognized stock-based compensation expense related to non-vested stock options was $4.7 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table represents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding at December 29, 2015	429	$39.63
Granted	89	42.68
Vested or released	(31)	37.97
Forfeited	(25)	43.33

Outstanding at June 28, 2016	462	$40.14

The fair value of our time-based RSUs is the quoted market value of our common stock on the date of grant. The fair value of each time-based RSU is expensed over the vesting period (e.g., five years). As of June 28, 2016, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $9.5 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table represents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding at December 29, 2015	29	$32.49
Granted	32	42.41
Vested or released	–	–
Forfeited	(5)	36.06

Outstanding at June 28, 2016	56	$37.84

The fair value of our performance-based RSUs is the quoted market value of our common stock on the date of grant. The fair value of each performance-based RSU is recognized when it is probable the performance goal will be achieved. As of June 28, 2016, total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.2 million, which is generally expected to be recognized over the next three years.

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

As of June 28, 2016, unrecognized tax benefits recorded was approximately $1.3 million, of which approximately $0.8 million, if reversed, would impact our effective tax rate. The decrease of approximately $1.7 million to our liability for unrecognized tax benefits was due to a change in accounting method that was approved by the IRS. The following represents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

Balance at December 29, 2015	$2,998
Decrease for tax positions taken in prior years	(1,676)
Increase for tax positions taken in current period	11

Balance at June 28, 2016	$1,333

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of June 28, 2016, the earliest tax year subject to examination by the Internal Revenue Service is 2012. The earliest year subject to examination by a significant state or local taxing jurisdiction is 2011.

7.  LEGAL PROCEEDINGS

We are subject to lawsuits, administrative proceedings and demands that arise in the ordinary course of our business and which typically involve claims from customers, employees and others related to operational, employment, real estate and intellectual property issues common to the foodservice industry. A number of these claims may exist at any given time. We are self-insured for a portion of our general liability and our employee workers’ compensation requirements. We maintain coverage with a third party insurer to limit our total exposure. We believe that most of our customer claims will be covered by our general liability insurance, subject to coverage limits and the portion of such claims that are self-insured. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not been ordered to pay punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims. We could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are ultimately determined to be liable. We currently believe that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

8.  STOCK REPURCHASES

During the twenty-six weeks ended June 28, 2016, we repurchased and retired approximately 0.6 million shares of our common stock at an average price of $41.76 per share for a total of $24.5 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of June 28, 2016, approximately $29.9 million remains available for additional repurchases under our authorized repurchase program. In July 2016, our Board of Directors approved a $100 million expansion of our share repurchase program. The expansion brings the total amount authorized under the share repurchase program to $350 million and the total remaining available for additional repurchases to $129.9 million.

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

GENERAL

As of August 3, 2016, we owned and operated 177 restaurants located in the 23 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewhouse®, a BJ’s Restaurant & Brewery®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Our menu features BJ’s award-winning, signature deep-dish pizza, our proprietary craft beers and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations, our Temple, Texas brewpub location and by independent third party brewers using our proprietary recipes. Our BJ’s Pizza & Grill® restaurants are smaller format, full-service restaurants relative to our BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Currently, the BJ’s Restaurant & Brewhouse® format represents our primary future expansion vehicle. Our BJ’s Grill® restaurant is a slightly smaller footprint restaurant, compared to our BJ’s Restaurant & Brewhouse® format, featuring all the amenities of our Brewhouse locations.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks and twenty-six weeks ended June 28, 2016 and June 30, 2015, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For The Thirteen Weeks Ended		For The Twenty-Six Weeks Ended
	June 28, 2016	June 30, 2015	June 28, 2016	June 30, 2015
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.0	24.6	25.0	24.8
Labor and benefits	34.3	34.0	34.6	34.7
Occupancy and operating	20.0	20.5	20.1	20.6
General and administrative	5.5	5.9	5.7	5.9
Depreciation and amortization	6.4	6.3	6.4	6.3
Restaurant opening	0.6	0.9	0.6	0.7
Loss on disposal and impairment of assets	0.3	0.3	0.3	0.2
Legal and other settlements	-	-	0.1	-

Total costs and expenses	92.2	92.4	92.7	93.3

Income from operations	7.8	7.6	7.3	6.7

Other expense:
Interest expense, net	(0.1)	(0.1)	(0.2)	(0.1)
Other income, net	-	0.1	0.1	0.1

Total other expense	(0.1)	(0.1)	(0.1)	-

Income before income taxes	7.7	7.5	7.2	6.7

Income tax expense	2.2	2.2	2.1	1.9

Net income	5.5%	5.4%	5.2%	4.8%

Thirteen Weeks Ended June 28, 2016 Compared to Thirteen Weeks Ended June 30, 2015.

Revenues.  Total revenues increased by $18.3 million, or 7.9%, to $250.3 million during the thirteen weeks ended June 28, 2016, from $232.0 million during the comparable thirteen week period of 2015. The increase in revenues primarily consisted of an approximate $20.7 million increase in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 0.2%, or $0.4 million decrease in comparable restaurant sales and a $2.0 million decrease in restaurant sales due to the closure of our La Jolla, California restaurant in fiscal 2015 and our Century City, California restaurant in January 2016. The decrease in comparable restaurant sales resulted from a reduction in customer traffic of approximately 1.6%, partially offset by an increase in the average check, menu mix and incident rates of approximately 1.4%.

Cost of Sales.  Cost of sales increased by $5.5 million, or 9.7%, to $62.6 million during the thirteen weeks ended June 28, 2016, from $57.1 million during the comparable thirteen week period of 2015. This increase was primarily due to the opening of 16 new restaurants since the thirteen weeks ended June 30, 2015. As a percentage of revenues, cost of sales increased to 25.0% for the current thirteen week period from 24.6% for the prior year comparable period. Substantially all of the increase in cost of sales, as a percentage of revenues, resulted from our decision to no longer allocate the costs of certain promotional activities to occupancy and operating expenses. As a result, cost of sales increased by 40 basis points, compared to the prior year thirteen week period.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $7.2 million, or 9.1%, to $86.0 million during the thirteen weeks ended June 28, 2016, from $78.8 million during the comparable thirteen week period of 2015. This increase was primarily due to the opening of 16 new restaurants since the thirteen weeks ended June 30, 2015. As a percentage of revenues, labor and benefit costs increased to 34.3% for the current thirteen week period from 34.0% for the prior year comparable period. The percentage increase was driven by higher hourly labor primarily related to minimum wage increases. Included in labor and benefits for the thirteen weeks ended June 28, 2016 and June 30, 2015, was approximately $0.5 million and $0.2 million, or 0.3% and 0.1% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $2.5 million, or 5.2%, to $50.1 million during the thirteen weeks ended June 28, 2016, from $47.7 million during the comparable thirteen week period of 2015. This increase was primarily due to the opening of 16 new restaurants since the thirteen weeks ended June 30, 2015. As a percentage of revenues, occupancy and operating expenses decreased to 20.0% for the current thirteen week period from 20.5% for the prior year comparable period. This percentage decrease was due to the change in the allocation of food cost related to certain promotional activities. Beginning in fiscal 2016, we no longer allocate these food costs to occupancy and operating expenses.

General and Administrative.  General and administrative expenses increased by $0.2 million, or 1.3%, to $13.8 million during the thirteen weeks ended June 28, 2016, from $13.6 million during the comparable thirteen week period of 2015. The increase in general and administrative costs was primarily due to higher field supervision and support costs to manage our increasing number of restaurants offset by lower corporate incentive compensation. Also included in general and administrative costs for the thirteen weeks ended June 28, 2016 and June 30, 2015, was approximately $1.1 million and $1.0 million, respectively, or 0.5% of revenues, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.5% for the current thirteen week period from 5.9% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base.

Depreciation and Amortization.  Depreciation and amortization increased by $1.5 million, or 10.2%, to $16.0 million during the thirteen weeks ended June 28, 2016, compared to $14.6 million during the comparable thirteen week period of 2015. This increase was primarily due to depreciation expense related to the 16 new restaurants opened since the thirteen weeks ended June 30, 2015. As a percentage of revenues, depreciation and amortization increased to 6.4% for the current thirteen week period from 6.3% for the prior year comparable period. This slight increase is primarily due to the deleveraging of the fixed component of these expenses as a result of lower comparable restaurant sales.

Restaurant Opening.  Restaurant opening expense was $1.6 million during the thirteen weeks ended June 28, 2016, compared to $2.1 million during the comparable thirteen week period of 2015. This decrease is due to the opening of three new restaurants during the thirteen weeks ended June 28, 2016, compared to five new restaurants during the comparable thirteen week period of 2015.

Loss on Disposal and Impairment of Assets.  The loss on disposal and impairment of assets was $0.7 million during the thirteen weeks ended June 28, 2016, compared to $0.6 million during the comparable thirteen week period of 2015. These costs primarily related to the disposal of certain unproductive restaurant assets.

Income Tax Expense.  Our effective income tax rate for the thirteen weeks ended June 28, 2016, was 28.3% compared to 28.8% for the comparable thirteen week period of 2015. The effective income tax rate for the thirteen weeks ended June 28, 2016, differed from the statutory income tax rate primarily due to tax credits.

Twenty-Six Weeks Ended June 28, 2016 Compared to Twenty-Six Weeks Ended June 30, 2015.

Revenues.  Total revenues increased by $36.6 million, or 8.0%, to $493.7 million during the twenty-six weeks ended June 28, 2016, from $457.1 million during the comparable twenty-six week period of 2015. The increase in revenues primarily consisted of an approximate 0.2%, or $0.8 million, increase in comparable restaurant sales, coupled with an approximate $39.4 million increase in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by a $3.5 million decrease in restaurant sales due to the closure of our La Jolla, California restaurant in fiscal 2015 and our Century City, California restaurant in January 2016. The increase in comparable restaurant sales resulted from an increase in the average check, menu mix and incident rates of approximately 1.8%, partially offset by a reduction in customer traffic of approximately 1.6%.

Cost of Sales.  Cost of sales increased by $10.0 million, or 8.8%, to $123.2 million during the twenty-six weeks ended June 28, 2016, from $113.2 million during the comparable twenty-six week period of 2015. This increase was primarily due to the opening of 16 new restaurants since the twenty-six weeks ended June 30, 2015. As a percentage of revenues, cost of sales increased to 25.0% for the current twenty-six week period from 24.8% for the prior year comparable period. Substantially all of the increase in cost of sales, as a percentage of revenue, resulted from our decision to no longer allocate the costs of certain promotional activities to occupancy and operating expenses. As a result, cost of sales increased due to the elimination of the aforementioned allocation, partially offset by lower commodity costs.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $12.3 million, or 7.7%, to $170.8 million during the twenty-six weeks ended June 28, 2016, from $158.5 million during the comparable twenty-six week period of 2015. This increase was primarily due to the opening of 16 new restaurants since the twenty-six weeks ended June 30, 2015. As a percentage of revenues, labor and benefit costs slightly decreased to 34.6% for the current twenty-six week period from 34.7% for the prior year comparable period. The percentage decrease was related to our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases, partially offset by higher hourly labor related to minimum wage increases. Included in labor and benefits for the twenty-six weeks ended June 28, 2016 and June 30, 2015, was approximately $0.9 million and $0.6 million, or 0.2% and 0.1% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $5.0 million, or 5.3%, to $99.2 million during the twenty-six weeks ended June 28, 2016, from $94.3 million during the comparable twenty-six week period of 2015. This increase was primarily due to the opening of 16 new restaurants since the twenty-six weeks ended June 30, 2015. As a percentage of revenues, occupancy and operating expenses decreased to 20.1% for the current twenty-six week period from 20.6% for the prior year comparable period. This percentage decrease was due to the change in the allocation of food cost related to certain promotional activities. Beginning in fiscal 2016, we no longer allocate these food costs to occupancy and operating expenses.

General and Administrative.  General and administrative expenses increased by $1.1 million, or 3.9%, to $28.1 million during the twenty-six weeks ended June 28, 2016, from $27.1 million during the comparable twenty-six week period of 2015. The increase in general and administrative costs was primarily due to higher field supervision and support costs to manage our increasing number of restaurants. Also included in general and administrative costs for the twenty-six weeks ended June 28, 2016 and June 30, 2015, was approximately $2.2 million and $2.0 million, respectively, or 0.4% of revenues, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.7% for the current twenty-six week period from 5.9% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increases.

Depreciation and Amortization.  Depreciation and amortization increased by $2.7 million, or 9.4%, to $31.6 million during the twenty-six weeks ended June 28, 2016, compared to $28.9 million during the comparable twenty-six week period of 2015. This increase was primarily due to depreciation expense related to the 16 new restaurants opened since the twenty-six weeks ended June 30, 2015. As a percentage of revenues, depreciation and amortization increased to 6.4% for the current twenty-six week period from 6.3% for the prior year comparable period. This slight increase is primarily due to additional amounts capitalized related to restaurant remodels and other initiatives.

Restaurant Opening.  Restaurant opening expense was $3.0 million during the twenty-six weeks ended June 28, 2016, compared to $3.4 million during the comparable twenty-six week period of 2015. This decrease is primarily due to the timing of opening costs related to our third quarter restaurant openings.

Loss on Disposal and Impairment of Assets.  The loss on disposal and impairment of assets was $1.5 million during the twenty-six weeks ended June 28, 2016, compared to $1.0 million during the comparable twenty-six week period of 2015. These costs primarily related to the disposal of certain unproductive restaurant assets.

Legal and Other Settlements.  Legal and other settlement expense was approximately $0.4 million or 0.1% of revenues, during the twenty-six weeks ended June 28, 2016, related to the settlement of a wage and hour claim.

Income Tax Expense.  Our effective income tax rate for the twenty-six weeks ended June 28, 2016, was 28.6% compared to 28.0% for the comparable twenty-six week period of 2015. The effective income tax rate for the twenty-six weeks ended June 28, 2016, differed from the statutory income tax rate primarily due to tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	June 28, 2016	December 29, 2015
Cash and cash equivalents	$22,930	$34,604
Net working capital	$(46,104)	$(23,891)
Current ratio	0.6:1.0	0.8:1.0

	For The Twenty-Six Weeks Ended
	June 28, 2016	June 30, 2015
Cash provided by operating activities	$70,944	$56,472
Capital expenditures	$49,951	$38,903

Our fundamental corporate finance philosophy is to maintain a conservative balance sheet in order to support our long-term restaurant expansion plan with sufficient financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and brewing operations; to provide our restaurant landlords with confidence as to our intent and ability to honor all of our financial obligations under our restaurant leases; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger-scale. We obtain financial resources principally from our ongoing operations, our cash balance on hand, proceeds from employee stock option exercises, tenant improvement allowances from our landlords and our $150 million Credit Facility. Additionally, in the past we have obtained capital resources from public stock offerings and sale-leaseback transactions.

Our capital requirements are driven by our restaurant expansion plans and restaurant enhancements and initiatives. While our ability to achieve our growth plans is dependent on a variety of factors, some of which are outside of our control, our primary growth objective for this year is to achieve an approximate 10% increase in total restaurant operating weeks. For fiscal 2016, we plan to open 18 to 19 new restaurants. Depending on the expected level of new restaurant development, tenant improvement allowances that we receive from our landlords, other planned capital investments including ongoing maintenance capital expenditures, and results from our ongoing operations, we may not generate enough cash flow from operations to completely fund our plans. In addition, any significant increase in our share repurchase activity may impact our overall capital resources available. We estimate the total domestic capacity for BJ’s restaurants to be at least 425, given the size of our current restaurant prototype and the current structure of the BJ’s concept and menu. Accordingly, we continue to actively monitor overall conditions in the capital and credit markets with respect to the potential sources and the timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our planned rate of expansion.

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. While our operating lease obligations are not required to be reflected as indebtedness on our Consolidated Balance Sheets, the minimum rents and other related lease obligations, such as common area expenses, under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize debt in our capital structure.

We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for four of our operating restaurants and our Texas brewpub locations. We also own two parcels of land adjacent to two of our operating restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we subsequently enter into sale-leaseback arrangements for land parcels that we may purchase. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

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

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $70.9 million during the twenty-six weeks ended June 28, 2016, representing a $14.5 million increase from the $56.5 million provided by during the twenty-six weeks ended June 30, 2015. The increase in cash from operating activities for the twenty-six weeks ended June 28, 2016, in comparison to the twenty-six weeks ended June 30, 2015, is primarily due to the timing of accounts receivable and landlord contributions for tenant improvements, coupled with higher net income, offset by the timing of accrued expenses and deferred lease incentives.

For the twenty-six weeks ended June 28, 2016, total capital expenditures were approximately $50.0 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewing equipment and leasehold improvements to construct new restaurants were $38.7 million. These expenditures were primarily related to the construction of our seven new restaurants that opened during the twenty-six weeks ended June 28, 2016, as well as expenditures related to restaurants expected to open later in fiscal 2016. In addition, during the twenty-six weeks ended June 28, 2016, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $10.8 million and $0.5 million, respectively.

We have a $150 million unsecured revolving line of credit that expires on September 3, 2019, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of the Company’s announced stock repurchase program and for working capital and construction requirements as needed. Borrowings under the Credit Facility will bear interest at the Company’s choice of either LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA and lease expenses. As of June 28, 2016, there were borrowings of $91.0 million outstanding under the Credit Facility and there were outstanding letters of credit totaling approximately $15.0 million. The Credit Facility agreement also contains affirmative and negative covenants which restrict our ability to, among other things, create liens, borrow money (other trade credit and other ordinary course liabilities) and engage in mergers, consolidations, significant asset sales and certain other transactions. In addition, the Credit Facility contains provisions requiring us to maintain compliance with certain financial and non-financial covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio which, if not met, would place additional customary restrictions on the Company, including the ability to redeem or repurchase stock or pay dividends. While we have the Credit Facility in place and it can be currently drawn upon, it is possible that creditors could place limitations or restrictions on our ability to borrow from the Credit Facility.

Our capital expenditures during fiscal 2016 will continue to be significant as we plan to open a total of 18 to 19 new restaurants. As of May 2, 2016, we have signed leases, land purchase agreements or letters of intent for all of our potential restaurant openings for fiscal 2016. We currently anticipate our total capital expenditures for fiscal 2016, including all expenditure categories, to be approximately $110 million to $120 million. We expect to fund our anticipated capital expenditures for fiscal 2016 with current cash balances on hand, expected cash flows from operations, proceeds from sale-leaseback transactions, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

We have not paid any dividends since our inception and we have no plans to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results and other factors our Board of Directors deem relevant. Our Credit Facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay.

As of June 28, 2016, we have cumulatively repurchased approximately $220.1 million shares in accordance with our approved share repurchase plan. Approximately $24.5 million of these shares were repurchased during the twenty-six weeks ended June 28, 2016. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of June 28, 2016, our Board of Directors had approved a $250 million share repurchase plan. In July 2016, our Board of Directors approved a $100 million expansion of our share repurchase program. The expansion brings the total amount authorized under the share repurchase program to $350 million and the total remaining available for additional repurchases to $129.9 million. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of June 28, 2016, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations. Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant customers. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather or other market conditions outside of our control. We are currently unable to contract for certain commodities, such as fluid dairy, fresh seafood and most fresh produce items, for long periods of time. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations.

Many of our restaurant employees are paid hourly rates subject to the federal, state or local minimum wage requirements. Numerous state and local governments have their own minimum wage requirements that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographic areas in which we operate has caused increases in the costs of recruiting and compensating such employees. Certain operating and other costs including health benefits, the impact of the Patient Protection and Affordable Care Act, taxes, insurance, federal or state exemption rules, and regulatory requirements relating to employees and other outside services continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

Interest Rate Risk

We have a $150 million unsecured Credit Facility that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our share repurchase program and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. We do not believe that a hypothetical 1% adverse change in the interest rates under our Credit Facility would have a material adverse impact on our results of operation or financial condition.

Food and Commodity Price Risks

We purchase food and other commodities for use in our operations based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand and other factors outside of our control, whether contracted for or not. To manage this risk in part, we attempt to enter into fixed-price purchase commitments, with terms typically up to one year, for some of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for certain commodities or we may choose not to enter into fixed-price contracts for certain commodities. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered or promoted, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effectively operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 28, 2016, we have cumulatively repurchased approximately $220.1 million of the $250 million share repurchase plan approved by our Board of Directors, of which approximately $24.5 million was repurchased during the twenty-six weeks ended June 28, 2016. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of June 28, 2016, we have approximately $29.9 million available under our current share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make stock repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during the twenty-six weeks ended June 28, 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

12/30/15 – 01/26/16	452,584	$42.02	452,584	$–	$35,577,501
01/27/16 – 02/23/16	134,880	$41.88	134,880	$–	$29,920,906
02/24/16 – 03/29/16	–	$–	–	$–	$29,920,906
03/30/16 – 04/26/16	–	$–	–	$–	$29,920,906
04/27/16 – 05/24/16	–	$–	–	$–	$29,920,906
05/25/16 – 06/28/16	–	$–	–	$–	$29,920,906

Total	587,464	$41.76	587,464

(1)	Period information is presented in accordance with our fiscal months during the twenty-six weeks ended June 28, 2016.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2016).

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

August 3, 2016	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)