Form 10-Q
period 2016-09-27
BJs RESTAURANTS INC
filed 2016-10-31
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2016

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

As of October 28, 2016, there were 23,258,257 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 27, 2016	December 29, 2015
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$25,948	$34,604
Accounts and other receivables, net	11,961	25,364
Inventories, net	9,513	8,893
Prepaid expenses and other current assets	2,566	7,171
Deferred income taxes	16,971	16,971

Total current assets	66,959	93,003

Property and equipment, net	598,370	561,832
Goodwill	4,673	4,673
Other assets, net	24,661	22,157

Total assets	$694,663	$681,665

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$33,748	$33,033
Accrued expenses	88,756	83,861

Total current liabilities	122,504	116,894

Deferred income taxes	50,786	46,669
Deferred rent	29,852	27,627
Deferred lease incentives	54,497	53,837
Long-term debt	109,300	100,500
Other liabilities	19,170	19,655

Total liabilities	386,109	365,182

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 23,618 and 24,672 shares issued and outstanding as of September 27, 2016 and December 29, 2015, respectively	–	7,367
Capital surplus	65,742	63,290
Retained earnings	242,812	245,826

Total shareholders’ equity	308,554	316,483

Total liabilities and shareholders’ equity	$694,663	$681,665

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Revenues	$233,702	$229,412	$727,431	$686,494
Costs and expenses:
Cost of sales	59,882	56,198	183,091	169,428
Labor and benefits	82,034	78,953	252,793	237,444
Occupancy and operating	50,474	48,960	149,691	143,227
General and administrative	12,921	13,620	41,050	40,698
Depreciation and amortization	16,292	15,093	47,930	44,008
Restaurant opening	2,218	2,298	5,216	5,702
Loss on disposal and impairment of assets	810	689	2,266	1,713
Gain on lease termination, net	–	(2,910)	–	(2,910)
Legal and other settlements	–	–	369	–

Total costs and expenses	224,631	212,901	682,406	639,310

Income from operations	9,071	16,511	45,025	47,184

Other income (expense):
Interest expense, net	(344)	(201)	(1,100)	(710)
Other income (expense), net	378	(257)	813	224

Total other income (expense)	34	(458)	(287)	(486)

Income before income taxes	9,105	16,053	44,738	46,698

Income tax expense	1,868	3,689	12,068	12,281

Net income	$7,237	$12,364	$32,670	$34,417

Net income per share:
Basic	$0.30	$0.48	$1.35	$1.33

Diluted	$0.30	$0.48	$1.33	$1.30

Weighted average number of shares outstanding:
Basic	24,091	25,493	24,172	25,926

Diluted	24,486	25,964	24,589	26,466

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirty-Nine Weeks Ended
	September 27, 2016	September 29, 2015
Cash flows from operating activities:
Net income	$32,670	$34,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,930	44,008
Deferred income taxes	4,117	3,493
Stock-based compensation expense	4,580	3,940
Loss on disposal and impairment of assets	2,266	1,713
Gain on lease termination, net	–	(2,910)
Changes in assets and liabilities:
Accounts and other receivables	12,844	1,900
Landlord contribution for tenant improvements	559	(1,349)
Inventories	(620)	(626)
Prepaid expenses and other current assets	3,891	5,295
Other assets	(3,729)	(2,795)
Accounts payable	(3,172)	(5,288)
Accrued expenses	4,895	11,791
Deferred rent	2,225	2,441
Deferred lease incentives	660	3,496
Other liabilities	(485)	106

Net cash provided by operating activities	108,631	99,632

Cash flows from investing activities:
Purchases of property and equipment	(80,682)	(63,088)
Proceeds from sale of assets	–	3,478

Net cash used in investing activities	(80,682)	(59,610)

Cash flows from financing activities:
Borrowings on line of credit	749,700	340,400
Payments on line of credit	(740,900)	(330,900)
Excess tax benefit from stock-based compensation	289	3,978
Taxes paid on vested stock units under employee plans	(208)	(196)
Proceeds from exercise of stock options	1,890	7,924
Repurchases of common stock	(47,376)	(65,339)

Net cash used in financing activities	(36,605)	(44,133)

Net decrease in cash and cash equivalents	(8,656)	(4,111)
Cash and cash equivalents, beginning of period	34,604	30,683

Cash and cash equivalents, end of period	$25,948	$26,572

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,786	$11,097

Cash paid for interest, net of capitalized interest	$904	$361

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$14,802	$15,962

Stock-based compensation capitalized	$226	$206

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. (referred to herein as the “Company,” “we,” “us” and “our”) and our wholly owned subsidiaries. The financial statements presented herein include all material adjustments which are, in the opinion of management, necessary for a fair presentation of the statements of the financial condition, results of operations and cash flows for the period.

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

In April 2016, the FASB issued ASU 2016-10, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services and expands related disclosure requirements. ASU 2016-10 clarifies ASU 2014-09 to address the potential for diversity in practice at the adoption. ASU 2016-10 is effective for annual and interim reporting periods beginning after December 15, 2017, and early application is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements as well as the expected adoption method.

2.	LONG-TERM DEBT

Line of Credit

On August 24, 2016, we entered into an amendment to our existing loan agreement (“Credit Facility”) dated September 3, 2014, pursuant to which we increased the amount available under our revolving loan by $50 million. The Credit Facility, which matures on September 3, 2019, now provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility are unsecured. As of September 27, 2016, there were borrowings of $109.3 million and letters of credit totaling approximately $14.9 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $75.8 million as of September 27, 2016. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirty-nine weeks ended September 27, 2016 was approximately 1.48%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At September 27, 2016, we were in compliance with these covenants.

Interest expense related to the borrowings under the Credit Facility was $0.9 million and $0.4 million during the thirty-nine weeks ended September 27, 2016 and September 29, 2015, respectively. We also capitalized approximately $0.2 million and $0.1 million of interest expense related to new restaurant construction and significant remodel construction during the thirty-nine weeks ended September 27, 2016 and September 29, 2015, respectively.

3.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if in-the-money stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units issued by us were to lapse (collectively, equity awards) using the treasury stock method. Performance-based restricted stock units have been excluded from the diluted income per share computation because the performance-based criteria have not been met.

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Numerator:
Net income	$7,237	$12,364	$32,670	$34,417

Denominator:
Weighted-average shares outstanding – basic	24,091	25,493	24,172	25,926
Dilutive effect of equity awards	395	471	417	540

Weighted-average shares outstanding – diluted	24,486	25,964	24,589	26,466

For the thirteen weeks ended September 27, 2016 and September 29, 2015, there were approximately 0.4 million and 0.2 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive. For the thirty-nine weeks ended September 27, 2016 and September 29, 2015, there were approximately 0.3 million and 0.2 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

4.	RELATED PARTY

The Jacmar Companies and/or their affiliates (collectively referred to herein as “Jacmar”) are shareholders of ours and James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage (“DMA”), is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting an extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. Jacmar supplied us with $67.1 million and $66.0 million of food, beverage, paper products and supplies during the thirty-nine weeks ended September 27, 2016 and September 29, 2015, respectively, which represents 20.2% and 21.1% of our total costs of sales and occupancy and operating expenses, respectively. We had trade payables related to these products of $5.1 million and $4.3 million, at September 27, 2016 and December 29, 2015, respectively. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other third party vendors.

5.	STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the 2005 Equity Incentive Plan (“the Plan”), as amended from time to time. Under the Plan, we may issue shares of our common stock to employees, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options, and performance and time-based restricted stock units. Stock options and stock appreciation rights are charged against the Plan share reserve on the basis of one share for each share granted. Other types of grants, including restricted stock units (“RSUs”), are currently charged against the Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as limits on the number that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

Under the Plan, we issue stock options as well as time-based and performance-based RSUs to officers. We issue time-based RSUs and stock options to other support employees. We also issue RSUs and stock options in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen mangers and restaurant field supervision. GSSOP grants are dependent on the length of each participant’s service with us and position. All GSSOP participants must remain in good standing during their service period.

The Plan permits us to set the vesting terms and exercise period for awards at our discretion. Stock options generally vest ratably over three or five years, cliff vest at five years, or cliff vest at 33% on the third anniversary and 67% on the fifth anniversary, and expire ten years from the date of grant. Time-based RSUs generally vest ratably over three or five years for non-GSSOP participants and either cliff vest at five years or cliff vest at 33% on the third anniversary and 67% on the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary of the grant date in an amount from 0% to 150% of the grant quantity, dependent on the level of target achievement.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Labor and benefits	$413	$424	$1,321	$986
General and administrative	$1,061	$988	$3,259	$2,954
Capitalized (1)	$64	$80	$226	$206

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	September 27, 2016	September 29, 2015
Expected volatility	35.9%	37.1%
Risk free interest rate	1.5%	1.4%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$14.30	$16.47

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

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair market value of the shares on the option grant date. The following table represents stock option activity:

	Options Outstanding		Options Exercisable

	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

Outstanding at December 29, 2015	1,224	$30.59	729	$25.41
Granted	130	42.35
Exercised	(77)	24.56
Forfeited	(43)	40.51

Outstanding at September 27, 2016	1,234	$31.86	747	$27.02

As of September 27, 2016, total unrecognized stock-based compensation expense related to non-vested stock options was $4.3 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table represents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding at December 29, 2015	429	$39.63
Granted	114	42.67
Vested or released	(46)	40.42
Forfeited	(44)	41.96

Outstanding at September 27, 2016	453	$40.10

The fair value of our time-based RSUs is the quoted market value of our common stock on the date of grant. The fair value of each time-based RSU is expensed over the vesting period (e.g., five years). As of September 27, 2016, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $9.0 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table represents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding at December 29, 2015	29	$32.49
Granted	32	42.41
Vested or released	–	–
Forfeited	(5)	36.06

Outstanding at September 27, 2016	56	$37.84

The fair value of our performance-based RSUs is the quoted market value of our common stock on the date of grant. The fair value of each performance-based RSU is recognized when it is probable the performance goal will be achieved. As of September 27, 2016, total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.0 million, which is generally expected to be recognized over the next three years.

6.	INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes.” At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year to date earnings. The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated during the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

As of September 27, 2016, unrecognized tax benefits recorded was approximately $1.5 million, of which approximately $1.0 million, if reversed, would impact our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 29, 2015	$2,998
Increase for tax positions taken in prior years	126
Decrease for tax positions taken in prior years	(1,676)
Increase for tax positions taken in current period	47
Decrease for statute expiration	(19)

Balance at September 27, 2016	$1,476

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of September 27, 2016, the earliest tax year still subject to examination by the Internal Revenue Service is 2013. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2011.

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

During the thirty-nine weeks ended September 27, 2016, we repurchased and retired approximately 1.2 million shares of our common stock at an average price of $40.33 per share for a total of $47.4 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of September 27, 2016, approximately $107.1 million remains available for additional repurchases under our $350 million authorized share repurchase program.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 29, 2015. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q, as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015, are not the only risks we face. These statements reflect our current perspectives and outlook with respect to the Company’s future expansion plans, key business initiatives, expected operating conditions and other factors. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, also may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

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

These “forward-looking” statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Some, but not all, significant factors that could prevent us from achieving our stated goals include, but are not limited to:

•	Failure to maintain a favorable image, credibility and the value of the BJ’s brand and our reputation for offering customers a higher quality more differentiated total dining experience at a good value could adversely affect our business.
•	Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.
•	Any deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.
•	Any deterioration in general economic conditions could also have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.
•	If we do not successfully expand our restaurant operations, our growth rate and results of operations would be adversely affected.
•	Our ability to open new restaurants on schedule in accordance with our targeted capacity growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations, leases and licenses, recruiting and training qualified managers and hourly employees and by other factors, some of which are beyond our control and difficult to forecast accurately.
•	Access to sources of capital and our ability to raise capital in the future may be limited, which could adversely affect our business and our expansion plans.
•	Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated revenues and financial results, including a potential impairment of the long-lived assets of certain restaurants.
•	Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
•	Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.
•	Our costs to construct new restaurants are susceptible to both material and labor cost fluctuations which could adversely affect our return on investment results for new restaurants.
•	Our future operating results may fluctuate significantly due to the expenses required opening new restaurants.
•	A significant number of our restaurants are concentrated in California, Texas and Florida, which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.
•	Our operations are susceptible to changes in our food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), brewing and energy supplies which could adversely affect our profitability.
•	Negative publicity about us, our restaurants, other restaurants, or others across the food supply chain, due to food borne illness or other reasons, whether or not accurate, could adversely affect the reputation and popularity of our restaurants and our results of operations.
•	Our dependence on independent third party brewers and manufacturers for some of our beer could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer.
•	Our internal brewing, independent third party brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected by different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations.
•	Government laws and regulations affecting the operation of our restaurants, including but not limited to those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, federal or state exemption rules, consumer health and safety, health insurance coverage, or other employment benefits such as paid time off, nutritional disclosures, and employment eligibility-related documentation requirements could increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.
•	We are heavily dependent on information technology in our operations as well as with respect to our customer loyalty and employee engagement programs. Any material failure of such technology, including but not limited to cyber-attacks, could adversely affect our revenues and impair our ability to efficiently operate our business.

•	Unsolicited takeover proposals, governance change proposals, proxy contests and certain proposals/actions by activist investors may create additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
•	Any failure to complete stock repurchases under our previously announced repurchase program may negatively impact investor perceptions of us and could therefore affect the market price and volatility of our stock.

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015.

GENERAL

As of October 31, 2016, we owned and operated 186 restaurants located in the 24 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewhouse®, a BJ’s Restaurant & Brewery®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Currently, the BJ’s Restaurant & Brewhouse® format represents our primary future expansion vehicle. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations, our Temple, Texas brewpub location and by independent third party brewers using our proprietary recipes. Our BJ’s Pizza & Grill® restaurants are smaller format, full-service restaurants relative to our BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Grill® restaurant is a slightly smaller footprint restaurant, compared to our BJ’s Restaurant & Brewhouse® format, featuring all the amenities of our Brewhouse locations. Our menu features BJ’s award-winning, signature deep-dish pizza, our proprietary craft and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert.

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

Cost of sales is comprised of food and beverage costs, including the cost to produce and distribute our proprietary craft beer, soda and ciders. The components of cost of sales are variable and typically fluctuate directly with sales volumes, but may be impacted by changes in commodity prices or promotional activities.

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

Depreciation and amortization are composed primarily of depreciation on capital expenditures for restaurant and brewing equipment and leasehold improvements.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks and thirty-nine weeks ended September 27, 2016 and September 29, 2015, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For The Thirteen Weeks Ended		For The Thirty-Nine Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2016	2015	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.6	24.5	25.2	24.7
Labor and benefits	35.1	34.4	34.8	34.6
Occupancy and operating	21.6	21.3	20.6	20.9
General and administrative	5.5	5.9	5.6	5.9
Depreciation and amortization	7.0	6.6	6.6	6.4
Restaurant opening	0.9	1.0	0.7	0.8
Loss on disposal and impairment of assets	0.3	0.3	0.3	0.2
Gain on lease termination, net	–	(1.3)	–	(0.4)
Legal and other settlements	–	–	0.1	–

Total costs and expenses	96.1	92.8	93.8	93.1

Income from operations	3.9	7.2	6.2	6.9

Other expense:
Interest expense, net	(0.1)	(0.1)	(0.2)	(0.1)
Other income (expense), net	0.2	(0.1)	0.1	–

Total other expense	–	(0.2)	–	(0.1)

Income before income taxes	3.9	7.0	6.2	6.8

Income tax expense	0.8	1.6	1.7	1.8

Net income	3.1%	5.4%	4.5%	5.0%

Thirteen Weeks Ended September 27, 2016 Compared to Thirteen Weeks Ended September 29, 2015.

Revenues. Total revenues increased by $4.3 million, or 1.9%, to $233.7 million during the thirteen weeks ended September 27, 2016, from $229.4 million during the comparable thirteen week period of 2015. The increase in revenues primarily consisted of an approximate $13.3 million increase in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 3.4%, or $7.3 million decrease in comparable restaurant sales and a $1.7 million decrease in restaurant sales due to the closure of our La Jolla, California restaurant in August 2015 and our Century City, California restaurant in January 2016. The decrease in comparable restaurant sales resulted from a reduction in customer traffic of approximately 4.2%, partially offset by an increase in the average check of 0.8%.

Cost of Sales. Cost of sales increased by $3.7 million, or 6.6%, to $59.9 million during the thirteen weeks ended September 27, 2016, from $56.2 million during the comparable thirteen week period of 2015. This increase was primarily due to the opening of 15 new restaurants since the thirteen weeks ended September 29, 2015. As a percentage of revenues, cost of sales increased to 25.6% for the current thirteen week period from 24.5% for the prior year comparable period. The increase in cost of sales, as a percentage of revenues, was primarily due to our decision to no longer allocate the costs of certain promotional activities to occupancy and operating expenses, coupled with a slight increase in commodity costs as well as increased promotional activities and menu mix shifts.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $3.1 million, or 3.9%, to $82.0 million during the thirteen weeks ended September 27, 2016, from $79.0 million during the comparable thirteen week period of 2015. This increase was primarily due to the opening of 15 new restaurants since the thirteen weeks ended September 29, 2015. As a percentage of revenues, labor and benefit costs increased to 35.1% for the current thirteen week period from 34.4% for the prior year comparable period. The percentage increase was driven by higher hourly labor primarily related to minimum wage increases coupled with the deleveraging of fixed management labor and benefit costs as a result of negative comparable restaurant sales. Included in labor and benefits for the thirteen weeks ended September 27, 2016 and September 29, 2015, was approximately $0.4 million, or 0.2% of revenues of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $1.5 million, or 3.1%, to $50.5 million during the thirteen weeks ended September 27, 2016, from $49.0 million during the comparable thirteen week period of 2015. This increase was primarily due to the opening of 15 new restaurants since the thirteen weeks ended September 29, 2015. As a percentage of revenues, occupancy and operating expenses increased to 21.6% for the current thirteen week period from 21.3% for the prior year comparable period. This percentage increase was due to the deleveraging of the fixed component of these expenses as a result of negative comparable restaurant sales, offset by the change in the allocation of food costs related to certain promotional activities. Beginning in fiscal 2016, we no longer allocate these food costs to occupancy and operating expenses.

General and Administrative. General and administrative expenses decreased by $0.7 million, or 5.1%, to $12.9 million during the thirteen weeks ended September 27, 2016, from $13.6 million during the comparable thirteen week period of 2015. The decrease in general and administrative costs was primarily due to lower corporate incentive compensation of approximately $1.0 million, offset by higher field supervision and support costs to manage our increasing number of restaurants. Also included in general and administrative costs for the thirteen weeks ended September 27, 2016 and September 29, 2015, was approximately $1.1 million and $1.0 million, or 0.5% and 0.4% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.5% for the current thirteen week period from 5.9% for the prior year comparable period. This percentage decrease was primarily due to lower costs over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $1.2 million, or 7.9%, to $16.3 million during the thirteen weeks ended September 27, 2016, compared to $15.1 million during the comparable thirteen week period of 2015. This increase was primarily due to depreciation expense related to the 15 new restaurants opened since the thirteen weeks ended September 29, 2015. As a percentage of revenues, depreciation and amortization increased to 7.0% for the current thirteen week period from 6.6% for the prior year comparable period. This increase is primarily due to the deleveraging of the fixed component of these expenses as a result of negative comparable restaurant sales.

Restaurant Opening. Restaurant opening expense was $2.2 million during the thirteen weeks ended September 27, 2016, compared to $2.3 million during the comparable thirteen week period of 2015. This decrease is due to the opening of five new restaurants during the thirteen weeks ended September 27, 2016, compared to six new restaurants during the comparable thirteen week period of 2015.

Loss on Disposal and Impairment of Assets. The loss on disposal and impairment of assets was $0.8 million during the thirteen weeks ended September 27, 2016, compared to $0.7 million during the comparable thirteen week period of 2015. These costs primarily related to the disposal of certain unproductive restaurant assets.

Gain on Lease Termination, Net. Gain on lease termination, net was $2.9 million during the thirteen weeks ended September 29, 2015 and related to the closure of our Century City, California restaurant. Our Century City restaurant was located at The Westfield Century City Mall, which was being significantly reconfigured and renovated, requiring the restaurant to be closed by the end of January 2016. As a result of the forced lease termination, we received a termination fee from the landlord that resulted in this net gain.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended September 27, 2016, was 20.5% compared to 23.0% for the comparable thirteen week period of 2015. The effective income tax rate for the thirteen weeks ended September 27, 2016, differed from the statutory income tax rate primarily due to tax credits.

Thirty-nine Weeks Ended September 27, 2016 Compared to Thirty-nine Weeks Ended September 29, 2015.

Revenues. Total revenues increased by $40.9 million, or 6.0%, to $727.4 million during the thirty-nine weeks ended September 27, 2016, from $686.5 million during the comparable thirty-nine week period of 2015. The increase in revenues primarily consisted of an approximate $52.7 million increase in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 1.0%, or $6.5 million decrease in comparable restaurant sales and a $5.3 million decrease in restaurant sales due to the closure of our La Jolla, California restaurant in August 2015 and our Century City, California restaurant in January 2016. The decrease in comparable restaurant sales resulted from a reduction in customer traffic of approximately 2.5%, partially offset by an increase in the average check, menu mix and incident rates of approximately 1.5%.

Cost of Sales. Cost of sales increased by $13.7 million, or 8.1%, to $183.1 million during the thirty-nine weeks ended September 27, 2016, from $169.4 million during the comparable thirty-nine week period of 2015. This increase was primarily due to the opening of 15 new restaurants since the thirty-nine weeks ended September 29, 2015. As a percentage of revenues, cost of sales increased to 25.2% for the current thirty-nine week period from 24.7% for the prior year comparable period. Substantially all of the increase in cost of sales, as a percentage of revenues, resulted from our decision to no longer allocate the costs of certain promotional activities to occupancy and operating expenses.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $15.4 million, or 6.5%, to $252.8 million during the thirty-nine weeks ended September 27, 2016, from $237.4 million during the comparable thirty-nine week period of 2015. This increase was primarily due to the opening of 15 new restaurants since the thirty-nine weeks ended September 29, 2015. As a percentage of revenues, labor and benefit costs increased to 34.8% for the current thirty-nine week period from 34.6% for the prior year comparable period. The percentage increase was driven by higher hourly labor primarily related to minimum wage increases coupled with the deleveraging of fixed management labor and benefit costs as a result of negative comparable restaurant sales. Included in labor and benefits for the thirty-nine weeks ended September 27, 2016 and September 29, 2015, was approximately $1.3 million and $1.0 million, or 0.2% and 0.1% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $6.5 million, or 4.5%, to $149.7 million during the thirty-nine weeks ended September 27, 2016, from $143.2 million during the comparable thirty-nine week period of 2015. This increase was primarily due to the opening of 15 new restaurants since the thirty-nine weeks ended September 29, 2015. As a percentage of revenues, occupancy and operating expenses decreased to 20.6% for the current thirty-nine week period from 20.9% for the prior year comparable period. This percentage decrease was due to the change in the allocation of food costs related to certain promotional activities. Beginning in fiscal 2016, we no longer allocate these food costs to occupancy and operating expenses.

General and Administrative. General and administrative expenses increased by $0.4 million, or 0.9%, to $41.1 million during the thirty-nine weeks ended September 27, 2016, from $40.7 million during the comparable thirty-nine week period of 2015. The increase in general and administrative costs was primarily due to higher field supervision and support costs to manage our increasing number of restaurants offset by lower corporate incentive compensation of approximately $1.4 million. Also included in general and administrative costs for the thirty-nine weeks ended September 27, 2016 and September 29, 2015, was approximately $3.3 million and $3.0 million, respectively, or 0.4% or revenues, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.6% for the current thirty-nine week period from 5.9% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants.

Depreciation and Amortization. Depreciation and amortization increased by $3.9 million, or 8.9%, to $47.9 million during the thirty-nine weeks ended September 27, 2016, compared to $44.0 million during the comparable thirty-nine week period of 2015. This increase was primarily due to depreciation expense related to the 15 new restaurants opened since the thirty-nine weeks ended September 29, 2015. As a percentage of revenues, depreciation and amortization increased to 6.6% for the current thirty-nine week period from 6.4% for the prior year comparable period. This increase is primarily due to the deleveraging of the fixed component of these expenses as a result of negative comparable restaurant sales.

Restaurant Opening. Restaurant opening expense was $5.2 million during the thirty-nine weeks ended September 27, 2016, compared to $5.7 million during the comparable thirty-nine week period of 2015. This decrease is due to the opening of 12 new restaurants during the thirty-nine weeks ended September 27, 2016, compared to 13 new restaurants during the comparable thirteen week period of 2015.

Loss on Disposal and Impairment of Assets. The loss on disposal and impairment of assets was $2.3 million during the thirty-nine weeks ended September 27, 2016, compared to $1.7 million during the comparable thirty-nine week period of 2015. These costs primarily related to the disposal of certain unproductive restaurant assets.

Legal and Other Settlements. Legal and other settlement expense was approximately $0.4 million or 0.1% of revenues, during the thirty-nine weeks ended September 27, 2016, related to the settlement of a wage and hour claim.

Gain on Lease Termination, Net. Gain on lease termination, net was $2.9 million during the thirty-nine weeks ended September 29, 2015 and related to the closure of our Century City, California restaurant. Our Century City restaurant was located at The Westfield Century City Mall, which was being significantly reconfigured and renovated, requiring the restaurant to be closed by the end of January 2016. As a result of the forced lease termination, we received a termination fee from the landlord that resulted in this net gain.

Income Tax Expense. Our effective income tax rate for the thirty-nine weeks ended September 27, 2016, was 27.0% compared to 26.3% for the comparable thirty-nine week period of 2015. The effective income tax rate for the thirty-nine weeks ended September 27, 2016, differed from the statutory income tax rate primarily due to tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	September 27, 2016	December 29, 2015
Cash and cash equivalents	$25,948	$34,604
Net working capital	$(55,545)	$(23,891)
Current ratio	0.6:1.0	0.8:1.0

	For The Thirty-Nine Weeks Ended
	September 27, 2016	September 29, 2015
Cash provided by operating activities	$108,631	$99,632
Capital expenditures	$80,682	$63,088

Our capital requirements are driven by our restaurant expansion plans and restaurant enhancements and initiatives. We currently estimate the total domestic capacity for BJ’s restaurants to be at least 425, given the size of our current restaurant prototype and the current structure of the BJ’s concept and menu. We expect to fund our growth plans from our ongoing operations, our cash balance on hand, proceeds from employee stock option exercises, tenant improvement allowances from our landlords and our $200 million Credit Facility. However, depending on the expected level of new restaurant development, tenant improvement allowances that we receive from our landlords, other planned capital investments including ongoing maintenance capital expenditures, and results from our ongoing operations, we may not generate enough cash flow from operations to completely fund our plans. In addition, any significant increase in our share repurchase activity may impact our overall capital resources available. Accordingly, we continue to actively monitor overall conditions in the capital and credit markets with respect to the potential sources and the timing of additional financing for our planned future expansion. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our planned rate of expansion.

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

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $108.6 million during the thirty-nine weeks ended September 27, 2016, representing a $9.0 million increase from the $99.6 million provided by during the thirty-nine weeks ended September 29, 2015. The increase in cash from operating activities for the thirty-nine weeks ended September 27, 2016, in comparison to the thirty-nine weeks ended September 29, 2015, is primarily due to the timing of accounts receivable and greater depreciation and amortization, offset by the timing of accrued expenses and deferred lease incentives.

For the thirty-nine weeks ended September 27, 2016, total capital expenditures were approximately $80.7 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewing equipment and leasehold improvements to construct new restaurants were $63.8 million. These expenditures were primarily related to the construction of our 12 new restaurants that opened during the thirty-nine weeks ended September 27, 2016, as well as expenditures related to restaurants expected to open later in fiscal 2016 and early 2017. In addition, during the thirty-nine weeks ended September 27, 2016, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $16.3 million and $0.6 million, respectively.

We have a $200 million unsecured revolving line of credit that expires on September 3, 2019, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of the Company’s announced stock repurchase program and for working capital and construction requirements as needed. See Note 2 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for a summary of our Credit Facility terms.

Our capital expenditures during fiscal 2016 have been significant as we have opened 16 new restaurants as of October 31, 2016, and we have one additional restaurant, with a signed lease, under construction that we expect to open before year end. We expect to open 10 to 15 new restaurants in fiscal 2017 and we have entered into signed leases, land purchase agreements or letters of intent for all of our potential restaurant locations. The reduction of restaurant openings in fiscal 2017 will reduce capital expenditures as compared to fiscal 2016, which will generate increased free cash flow and provide additional flexibility.

We currently anticipate our total capital expenditures for fiscal 2017, including all expenditure categories, to be approximately $80 million to $90 million. We expect to fund our anticipated capital expenditures for the remainder of fiscal 2016 and fiscal 2017 with our current cash balance on hand, expected cash flows from operations, proceeds from sale-leaseback transactions, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

We depend on our expected cash flows from operations, coupled with agreed-upon landlord tenant improvement allowances and sale-leaseback proceeds, to fund the majority of our planned capital expenditures. If our business does not generate enough cash flows from operations as expected, or if our landlords are unable to honor their agreements with us, or if we are unable to successfully enter in a sale-leaseback transaction and replacement funding sources are not otherwise available to us from borrowings under our Credit Facility or other alternatives, we may not be able to expand our operations at the pace currently planned.

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

As of September 27, 2016, we have cumulatively repurchased approximately $242.9 million shares in accordance with our approved share repurchase plan. Approximately $47.4 million of these shares were repurchased during the thirty-nine weeks ended September 27, 2016. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of September 27, 2016, we have approximately $107.1 million available under our current $350 million share repurchase plan approved by our Board of Directors. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of September 27, 2016, we are not involved in any off-balance sheet arrangements.

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

Interest Rate Risk

We have a $200 million unsecured Credit Facility that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our share repurchase program and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. We do not believe that a hypothetical 1% adverse change in the interest rates under our Credit Facility would have a material adverse impact on our results of operation or financial condition.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effectively operating to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 27, 2016, we have cumulatively repurchased approximately $242.9 million shares in accordance with our approved share repurchase plan. Approximately $47.4 million of these shares were repurchased during the thirty-nine weeks ended September 27, 2016. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of September 27, 2016, we have approximately $107.1 million available under our current $350 million share repurchase plan approved by our Board of Directors. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during the thirty-nine weeks ended September 27, 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/30/15 – 01/26/16	452,584	$42.02	452,584	$–	$35,577,501
01/27/16 – 02/23/16	134,880	$41.88	134,880	$–	$29,920,906
02/24/16 – 03/29/16	–	$–	–	$–	$29,920,906
03/30/16 – 04/26/16	–	$–	–	$–	$29,920,906
04/27/16 – 05/24/16	–	$–	–	$–	$29,920,906
05/25/16 – 06/28/16	–	$–	–	$–	$29,920,906
06/29/16 – 07/26/16	–	$–	–	$–	$29,920,906
07/27/16 – 08/23/16	90,715	$40.25	90,715	$100,000,000	$126,275,914
08/24/16 – 09/27/16	496,655	$38.98	496,655	$–	$107,074,253

Total	1,174,834	$40.33	1,174,834

(1)	Period information is presented in accordance with our fiscal months during the thirty-nine weeks ended September 27, 2016.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 27, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

10.1	First Amendment to Amended and Restated Credit Agreement, dated August 24, 2016, between the Company and Bank of America, N.A. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 26, 2016).

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

October 31, 2016	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)