Form 10-K
period 2017-01-03
BJs RESTAURANTS INC
filed 2017-02-28
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2017

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

☒ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (do not check if smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, June 28, 2016, was $942,922,138, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 24, 2017, 21,858,646 shares of the common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant’s Proxy Statement for the Annual Meeting of Shareholders.

BJ’S RESTAURANTS, INC.

PART I

Unless the context otherwise requires, when we use the words “BJ’s,” “the Company,” “we,” “us” or “our” in this Form 10-K, we are referring to BJ’s Restaurants, Inc., a California corporation, and its subsidiaries.

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This Form 10-K contains “forward-looking” statements and other information based on the current beliefs and assumptions of our management. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” “target” and similar expressions in this Form 10-K are intended to identify “forward-looking” statements. These statements reflect our current assumptions and outlook with respect to BJ’s future expansion plans, key business initiatives, expected operating conditions and other factors. Moreover, we operate in a very competitive and rapidly changing environment, and new risk factors emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

“Forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;
•	the rate and scope of our future restaurant development;
•	the total domestic capacity for our restaurants;
•	dates on which we will commence or complete the development and opening of new restaurants;
•	expectations for consumer spending on casual dining restaurant occasions;
•	the availability and cost of key commodities used in our restaurants and brewing operations;
•	menu price increases and their effect, if any, on revenue and results of operations;
•	the effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;
•	capital requirement expectations and actual or available borrowings on our line of credit;
•	projected revenues, operating costs and expenses; and
•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

Some, but not all, significant factors that could prevent us from achieving our stated goals are set forth in Part I, Item 1A of this Annual Report on Form 10-K and include, but are not limited to:

•	Failure to maintain a favorable image, credibility and the value of the BJ’s brand and our reputation for offering customers a higher quality more differentiated total dining experience at a good value could adversely affect our business.
•	Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.
•	Any deterioration in general economic conditions may affect consumer spending and may adversely affect our revenues, operating results and liquidity.
•	Any deterioration in general economic conditions could also have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.
•	If we do not successfully expand our restaurant operations, our growth rate and results of operations will be adversely affected.
•

Our ability to open new restaurants on schedule in accordance with our targeted capacity growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations, leases and licenses, recruiting and training qualified managers and hourly employees and by other factors, some of which are beyond our control and difficult to forecast accurately.
•	Access to sources of capital and our ability to raise capital in the future may be limited, which may adversely affect our business and our expansion plans.
•	Any failure of our existing or new restaurants to achieve expected results may have a negative impact on our consolidated revenues and financial results, including the potential impairment of long-lived assets.
•	Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
•	Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.
•	Our future operating results may fluctuate significantly due to the expenditures required to open new restaurants.
•	A significant number of our restaurants are concentrated in California, Texas and Florida, which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.
•	Negative publicity about us, our restaurants, other restaurants, or others across the food supply chain, due to food borne illness or other reasons, whether or not accurate, could adversely affect the reputation and popularity of our restaurants and our results of operations.
•	Our operations are susceptible to changes in the cost of food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), brewing and energy which may adversely affect our profitability.
•	Our dependence on independent third party brewers and manufacturers for some of our beer could have an adverse effect on our operations if they cease to supply us with our proprietary craft beer.
•	Our internal brewing, independent third party brewing and beer distribution arrangements are subject to periodic reviews and audits by various federal, state and local governmental and regulatory agencies and could be adversely affected by different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations.
•	Government laws and regulations affecting the operation of our restaurants, including but not limited to those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, federal or state exemption rules, consumer health and safety, health insurance coverage, or other employment benefits such as paid time off, nutritional disclosures, and employment eligibility-related documentation requirements could increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.
•	Our operations, including our loyalty and employee engagement programs, are heavily dependent on information technology. Any material failure of such technology, including but not limited to cyber-attacks, could adversely affect our revenues and impair our ability to efficiently operate our business.
•	Unsolicited takeover proposals, governance change proposals, proxy contests and certain proposals/actions by activist investors may create additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties may affect the market price and volatility of our securities.
•	Any suspension of, or failure to repurchase the Company’s stock up to the maximum amounts permitted under, our previously announced repurchase program may negatively impact investor perceptions of us and could therefore affect the market price and volatility of our stock.

These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our filings with the U.S. Securities and Exchange Commission (“SEC”). Because of these factors, risks and uncertainties we caution against placing undue reliance on “forward-looking” statements.

The risks described in this Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known by us or that are currently deemed by us to be immaterial. However, they may ultimately have a material adverse effect on our business, financial condition and/or operating results. Although we believe that the assumptions underlying “forward-looking” statements are reasonable on the dates they are made, any of the assumptions could be incorrect, and there can be no guarantee or assurance that “forward-looking” statements will ultimately prove to be accurate. We do not have any obligation to modify or revise any “forward-looking” statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the “forward-looking” statement was made. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under “Item 1A. Risk Factors.”

FISCAL PERIODS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended January 3, 2017, December 29, 2015, December 30, 2014, December 31, 2013, and January 1, 2013, are referred to as fiscal years 2016, 2015, 2014, 2013, and 2012, respectively. Our fiscal years consist of 52 or 53 weeks and end on the Tuesday closest to December 31. All fiscal years presented in this Form 10-K, with the exception of fiscal year 2016, consisted of 52 weeks. Additionally, all quarters, with the exception of the fourth quarter in fiscal year 2016, consisted of 13 weeks. Fiscal year 2016 consisted of 53 weeks, with a 14-week fourth quarter; therefore, all financial references to fiscal year 2016 assume 53 weeks of operations, unless noted otherwise.

ITEM 1.	BUSINESS

GENERAL

As of February 27, 2017, we owned and operated 189 restaurants located in the 24 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewhouse®, a BJ’s Restaurant & Brewery®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Currently, the BJ’s Restaurant & Brewhouse® format represents our primary future expansion vehicle. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations, our Temple, Texas brewpub location and by independent third party brewers using our proprietary recipes. Our BJ’s Pizza & Grill® restaurants are smaller format, full-service restaurants relative to our BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Grill® restaurant is a slightly smaller footprint restaurant, compared to our BJ’s Restaurant & Brewhouse® format, featuring all the amenities of our Brewhouse locations.

The first BJ’s restaurant opened in 1978 in Orange County, California, featuring Chicago style deep-dish pizza with a unique California twist. Over the years we expanded the BJ’s concept from its beginnings as a small pizzeria to a full-service, high energy casual dining restaurant with a broad menu including our BJ’s award-winning, signature deep-dish pizza, our proprietary craft and other beers, as well as a large selection of appetizers, entrées, pastas, burgers and sandwiches, specialty salads and desserts, including our made to order, warm pizza cookie dessert, the Pizookie®.

In 1996, we introduced our proprietary craft beers when we opened our first BJ’s Restaurant & Brewery® in Brea, California. Today all of our restaurants feature our award-winning, proprietary craft beers, which we believe showcases the quality and care of the ingredients we use at BJ’s. Our high-quality, craft beers further differentiates BJ’s from many other restaurant concepts and complement our signature deep-dish pizza and other menu items. Our beers have earned over 150 medals at different beer festivals and events, including 34 medals at the Great American Beer Festival. We also offer as many as 30 “guest” domestic and imported craft beers on tap, in addition to a selection of bottled beers in our restaurants. Our large and unique beer offering is intended to enhance BJ’s competitive positioning as a leading retailer of beer in the casual dining segment of the restaurant industry.

We compete in the casual dining segment of the restaurant industry, which is a large, highly fragmented segment with estimated annual sales in the $100+ billion range. The casual dining segment has become a fairly mature segment of the restaurant industry. According to some industry analysts and observers, the annual rate of sales growth for the segment has been gradually decreasing as a result of increased competition from innovative quick-service and “fast casual” restaurant concepts and other food-away-from-home retailers, a leveling off of certain favorable demographic trends (the number of two wage-earner households, etc.), and a perceived over-supply of casual dining restaurants compared to demand. We believe that, in addition to these factors, the segment has suffered from low levels of innovation and a general reduction in the overall quality and differentiation of many of the larger, more mature mass market casual dining chains that collectively operate several thousand restaurants.

In contrast to our mass market casual competitors, we believe that the BJ’s restaurant concept offers consumers a higher quality, more contemporary and approachable “casual plus” (or “premium casual” or “polished casual”) dining experience. The term “casual plus” typically refers to a competitive position that provides greater quality and differentiation when compared to the more mature, mass market casual dining concepts with average customer checks of $12.00 to $18.00, but not necessarily as extensive as the “upscale casual” concepts that typically have average customer checks in excess of $18.00. Accordingly, our primary business objective is to continue our national expansion program as a “casual plus” restaurant company and attempt to capture additional market share in the segment over time. Additionally, we continue to evolve our existing restaurant base by introducing a series of initiatives to drive profitable sales and traffic growth while continuously improving the customer dining experience.

Our Internet address is http://www.bjsrestaurants.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available, free of charge, by visiting the “Investor Relations” section of our website at http://www.bjsrestaurants.com. These reports are posted as soon as practical after they are electronically filed with the SEC. We caution that the information on our website is not part of this or any other report we file with, or furnish to, the SEC.

THE BJ’s RESTAURANT CONCEPT AND MENU

Our primary growth objective is to expand the BJ’s “casual plus” restaurant concept nationwide and to consistently deliver the BJ’s dining experience at the “BJ’s Gold Standard of Operational Excellence” level with our genuine commitment to passionately connect with every customer, on every visit, through the flawless and relentless execution of every detail during every shift – to create and keep fanatical fans of BJ’s concept and brand. We believe that by delivering upon this commitment to our customers, we will have the best opportunity to generate significant repeat business and capture additional market share in the casual dining segment of the restaurant industry. To achieve these objectives, we plan to focus on the opening of additional BJ’s Restaurant & Brewhouse® format restaurants in new and existing markets in a carefully controlled manner.

Our signature menu offering is our deep-dish pizza, which was introduced in 1978. Our unique version of deep-dish pizza is unusually light, with a crispy, flavorful, bakery-type crust. Our pizza is topped with high-quality meats, fresh vegetables and a blend of five cheeses. During 2016, total pizza sales represented approximately 13% of our total restaurant sales.

In addition to pizza, we have a broad menu featuring appetizers, specialty salads, soups, pastas, sandwiches, entrées and desserts. All of our menu items are prepared to order using high-quality ingredients. This broad menu, which we continually evolve, is an important factor in our differentiation from other casual dining competitors. Over the last several years we have continued to evolve and differentiate our menu offerings, including a “Snacks and Small Bites” menu category, featuring small plate appetizers and salads and a lower calorie and “better for you” menu category called Enlightened Entrées®. In fiscal 2016, we introduced over 20 new menu items including such customer favorites as our Spicy Peanut Chicken with Soba Noodles, Derby Cobb Salad, Piadina and Grilled Cheese sandwiches and our new Monkey Bread Pizookie. Our menu entrées generally range in price from $6.95 to $23.50. We estimate that our average per-customer check in fiscal 2016, including beverages, was approximately $14.50. Our extensive menu and moderate pricing allow us to appeal to a variety of customers and dining occasions, including everyday lunch and dinner, special occasions, and late night business.

Our large, flexible kitchens and bars allow us to adapt to changing consumer tastes and trends for food and beverages. Generally, we evaluate our menu offerings and prices two to three times a year, and we may add, delete or modify certain menu offerings at those times. Substantially all prospective menu and beverage offerings are initially evaluated by our internal menu development team and then tested in selected restaurants before any company-wide rollout.

In addition to introducing new menu items, we consistently evaluate our existing menu and our current operating procedures to improve the quality of our offerings, menu execution and customer service. We believe that reducing unnecessary complexity will improve the consistency and speed of service in our restaurants, which in return will enhance profitability and customer service and provide additional future menu capacity for innovation in our restaurants.

All of our restaurants feature our award-winning, proprietary freshly brewed (not pasteurized) craft beers, which we believe not only differentiate us from many other restaurant concepts, but also enhance our ability to provide greater quality and unique experiences to our customers. Approximately 8% of our total restaurant sales in fiscal 2016 consisted of our proprietary craft beers. We also offer as many as 30 “guest” domestic and imported craft beers on tap, in addition to a selection of bottled beers in the majority of our restaurants. Our broad and unique beer offerings are intended to enhance BJ’s competitive positioning as a leading retailer of craft beer in the casual dining segment of the restaurant industry. We source our beers using a combination of our internal brewing operations located at our Restaurant and Brewery locations and our brewpub locations in Texas as well as through qualified independent third party brewers. During fiscal 2016, approximately 40% of our proprietary craft beer was produced at our internal brewing operations and then distributed to our restaurants in a “hub and spoke” fashion. The remaining 60% of our proprietary craft beer was produced by other qualified independent third party brewers using our proprietary recipes. During fiscal 2016, our in-house brewing operations produced approximately 25,000 barrels of beer, and independent third party brewers produced approximately 36,000 barrels of beer. We also offer a selection of popular wines and spirits for sale in our restaurants. Alcoholic beverages, including our craft beers, represented approximately 21% of our total restaurant sales in fiscal 2016.

RESTAURANT OPERATIONS

Based on internal and publicly available data, we believe that our larger format brewhouse restaurants, on average, generate relatively high customer traffic per square foot compared to many other casual dining concepts. Therefore, we have implemented operational systems and procedures to support our desire to run our restaurants “quality fast,” particularly at peak dining periods, in order to effectively and efficiently serve every customer. The typical management team for a BJ’s restaurant consists of a General Manager, an Executive Kitchen Manager and three to five other managers depending on the sales volume of each restaurant. The General Manager is responsible for the day-to-day operations of their restaurant, including hiring, training, and the development of personnel, as well as for sales and operating profit. The Executive Kitchen Manager is responsible for managing food quality and preparation, purchasing, inventories and kitchen labor costs. All of our restaurants prepare detailed monthly operating budgets and compare their actual results to their budgets. We also measure the productivity and efficiency of our restaurant operations using a variety of qualitative and quantitative statistical indicators such as Net Promoter Scores, kitchen ticket times, actual versus theoretical food waste, items produced or sold per labor hour, controllable operating costs per customer served and other activity-based measures.

New restaurant managers are required to successfully complete an 11-week comprehensive advanced management training program dedicated to all aspects of the operation of our restaurants including both restaurateuring and restaurant business-related topics. Our restaurant management training program is directed by our Vice President of Operations Talent Development and is closely monitored by our field supervision team. We continuously review our training curriculum for our new managers and existing hourly employees and restaurant managers.

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

We carefully select, train and supervise our restaurant-level employees (“employees”). Each restaurant typically employs an average of approximately 120 hourly employees, many of whom are paid at the statutory minimum wage level and work part-time. Our goal is to staff our restaurants with qualified, trained and enthusiastic employees who desire to be an integral part of BJ’s fun, premium casual atmosphere and, at the same time, have the passion, intensity, work ethic and ability to execute our concept correctly and consistently on every shift. Prior experience in the restaurant industry is only one of the qualities management looks for in our restaurant employees. Enthusiasm, motivation, dependability, integrity, and the ability to interact well and connect with our customers and correctly execute our concept are some of the key qualities of BJ’s management and employees.

In order to maintain our high standards, all new restaurant hourly employees undergo formal training from certified Employee Instructors at each restaurant. Our Employee Instructors oversee the training by position for each new hourly employee and are also utilized to support our new restaurant openings. Our hourly team goes through a series of in-depth interactive and automated training for their respective positions. Our future growth and success are highly dependent upon our ability to attract, develop and retain qualified restaurant management and hourly employees. We attempt to accomplish this by providing our employees with opportunities for increased responsibilities and advancement as well as performance-driven incentives based on both financial and customer satisfaction metrics. We also support our employees by offering what we believe to be competitive wages and, for eligible employees, competitive fringe benefits (including a 401(k) plan with a company match, medical insurance and dining discounts). Additionally, our General Managers, Executive Kitchen Managers, Directors of Operations and Directors of Kitchen Operations are eligible to be selected to participate in our Gold Standard Stock Ownership Program that operates under the authority of our 2005 Equity Incentive Plan (“the Plan”). This program, which is intended to be a long-term incentive program, provides for equity-based awards. Participation in the Plan requires extended service in good standing with us (generally three to five years).

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

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

Our BJ’s Restaurant & Brewhouse® format is currently expected to represent the vast majority of our planned new restaurant growth for the foreseeable future. We may also open new BJ’s Restaurant & Brewery® formats or brewpub locations (“brewing restaurants”) to maintain our beer supply throughout our organization as we open more restaurants or if on-site brewing is the only legally permissible way to offer our proprietary craft beer.

We seek to obtain high-quality, high-profile locations for our “casual plus” restaurants, which we believe have the ability to draw customers from a larger area than most “mass market” casual dining chain restaurants. The size of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, retail traffic generators and geography. We believe the locations of our restaurants are critical to our long-term success. Accordingly, we devote significant time and resources to analyzing each prospective site. Since BJ’s has proven that it can be successful in a variety of locations (urban or suburban shopping areas, retail strip centers, lifestyle centers, and entertainment centers – either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. In general, we currently prefer to open our restaurants at high-profile sites in mature trade areas with dense populations. Additionally, we generally target geographic regions that allow us to build multiple restaurants in those areas. This “clustering” approach provides economic benefits including lower supply and distribution costs, improved marketing efficiencies, management supervision leverage and increased brand awareness. As with most growing retail and restaurant chain operations, there can be no assurance that the transfer of sales or “cannibalization” among our locations will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets to maximize our competitive position and financial performance in each market.

During fiscal 2016, we opened 17 new restaurants and closed our Century City, California restaurant as a result of our landlord exercising their right to terminate our lease in return for a termination fee due to the mall being remodeled and reconfigured. Overall we increased our total restaurant operating weeks by approximately 11% during the year, including the effect of the 53rd week. During fiscal 2017, we expect to open 10 new restaurants. Based on information currently available, we expect to open seven restaurants during the first half of fiscal 2017 and the remaining restaurants in the second half of the year. However, there are a number of risks associated with opening new restaurants and entering new markets, and it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control, including those identified under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

We have signed leases, land purchase agreements or letters of intent for all of our potential restaurant openings for fiscal 2017. We are currently negotiating additional leases and/or real estate purchases for potential future locations for fiscal 2018 and 2019. We typically enter into operating leases for our locations for periods ranging from 10 to 20 years. We obtain lease extension options in most instances. Our restaurants can either be freestanding or in-line. Our lease payment terms vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We are generally responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out our leased premises. We may also expend cash for permanent structural additions that we make to leased premises.

We may have some of the costs to open a restaurant reimbursed to us by our landlords in the form of tenant improvement allowance incentives pursuant to agreed-upon terms in our leases. These allowances usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Generally, a landlord will charge us additional rent for any allowances provided to us. We typically seek tenant improvement allowances of approximately $100 per square foot; however, not every location we develop into a restaurant will have such allowances available. During fiscal 2016, we opened 17 new restaurants, of which only eight restaurants received tenant improvement allowances. For these restaurants, our average tenant improvement allowance was approximately $90 per square foot. There can be no assurance that such allowances will be available for every potential location that we seek to open a new restaurant. We may also purchase the land underlying certain restaurant locations if it becomes available. However, it is not our current strategy to own a large number of land parcels that underlie our restaurants. In many cases, we subsequently enter into sale-leaseback arrangements for land parcels that we purchase.

TARGETED NEW RESTAURANT ECONOMICS

Our current prototype is approximately 7,400 square feet with seating for as many as 225 customers with a targeted gross construction cost of approximately $4.0 million (before tenant improvement allowances, if any). Our construction costs for new restaurants may vary significantly depending on a number of factors including, but not limited to their sizes, layout (custom or prototype), type of construction labor (union or non-union), local permitting requirements, the scope of any required site work, the cost of liquor and other licenses and hook-up fees, geographical location and facility type (for example, whether the site will have the capacity to brew beer).

In selecting sites for our restaurants, an important objective is to earn a suitable rate of return on our investment. However, this return often cannot be meaningfully measured until our restaurants reach their mature levels of sales and profitability. Maturation periods vary from restaurant to restaurant, but generally range from two to five years. As a result of our new prototype, we currently target a blended 25% to 30% return on our net cash invested to build a new restaurant, and a blended 20% to 25% return on total capital invested, which includes our net cash invested and a factor for the landlord’s invested capital (based on a capitalized value of minimum rents to be paid to the landlord) for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations. Our targeted returns on invested capital in new restaurants may change in the future, depending upon competitive conditions in the casual dining segment, real estate market conditions, construction and operating cost trends and other factors both within and outside of our control.

The aforementioned return-on-investment targets for our restaurant operations do not include any allocation of opening costs, field supervision and corporate support expense, non-cash items such as depreciation, amortization, equity-related compensation expense, and income taxes, and do not represent a targeted return on an investment in our common stock. Additionally, the actual performance of any new restaurant location will usually differ from its originally targeted performance due to a variety of factors, many of which are outside of our control, and such differences may be material. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of certain risks relating to the development and operation of our restaurants.

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

It is common in the casual dining industry for many new locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” sales period usually results from the energy and excitement generated by restaurant openings in new or remodeled lifestyle centers or retail projects that generate unusually high consumer traffic during grand openings. During the several months following the opening of new restaurants, consumer traffic and sales volumes gradually adjust downward to their expected, more predictable and sustainable levels. In fact, it may take two to five years for a new restaurant’s sales to eventually settle at a more predictable and sustainable level. Every restaurant has its own individual opening sales pattern, and this pattern is difficult to predict.

Additionally, all of our new restaurants usually require several months or longer after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with more complex casual dining restaurants. How quickly new restaurants achieve their targeted operating margin depends on many factors, including the level of consumer familiarity with our brand when we enter new markets, as well as the availability of experienced managers and employees, and the time required to negotiate and obtain favorable costs for certain fresh food items and other supplies from local suppliers. As a result, a significant number of restaurant openings in any single fiscal quarter, along with their associated opening expenses, could have a significant impact on our consolidated results of operations for that period. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results expected for any other fiscal quarter nor for a full fiscal year.

RESTAURANT OPENING EXPENSES

Restaurant opening expenses (also referred to as “preopening” expenses) include incremental out-of-pocket costs that are directly related to the openings of new restaurants that may not be capitalized. As a result of the more complex operational nature of our “casual plus” restaurant concept compared to that of a typical casual dining chain restaurant, the preopening process for our new restaurants is more extensive, time consuming and costly. The preopening expense for one of our restaurants usually includes costs to compensate an average of six to eight restaurant management employees prior to opening; costs to recruit and train an average of 150 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs to practice service activities; and straight-line minimum base rent during the construction and in-restaurant training period. Preopening expenses vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the amount of rent expensed during the construction and in-restaurant training periods; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining necessary licenses and permits to open the restaurant. The acquisition of our necessary operating licenses and permits may also depend on our landlords obtaining their licenses and permits, as well as fully completing their construction activities for the retail projects in which our leased premises are located.

Our preopening expense for a prototypical BJ’s Restaurant & Brewhouse® location averaged approximately $0.4 million in fiscal 2016. Preopening expenses are typically higher for non-prototypical, “custom footprint” restaurants and for a restaurant’s initial entry into a new market. During fiscal 2017, we plan to open our first restaurant in the states of South Carolina and Michigan, where we expect to incur initially higher preopening costs. We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and during the month of a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

BREWING OPERATIONS

Sales of our proprietary craft beers represented approximately 8% of our total restaurant sales during fiscal 2016. In substantially all of our restaurants we also offer a wide selection of other popular craft beers on tap. Accordingly, total sales of beer represented approximately 11% of our total restaurant sales during fiscal 2016.

Our internal brewing operations originated in 1996 with the opening of the first large format BJ’s Restaurant & Brewery® location in Brea, California, which included our first on-site brewing operation. The Brea BJ’s Restaurant & Brewery® serviced not only that restaurant, but also several other California restaurants, using a “hub and spoke”

production and distribution model that is legally permitted in California with certain limitations and restrictions. To supplement our internal brewing operations and as a result of the constraints imposed by various state “tied-house” laws, which regulate how alcoholic beverages are manufactured, distributed and marketed, we also utilize qualified independent third party brewers to produce our beer, using our proprietary recipes. In fiscal 2016, our four BJ’s Restaurant & Brewery® locations and two brewpub locations produced approximately 25,000 barrels of BJ’s branded beer, and independent third party brewers produced approximately 36,000 barrels of BJ’s branded beer. Our brewing operations are typically staffed with a head brewer and an assistant brewer, who report to a brewing director. Production planning and quality control are monitored by our corporate brewing operations department which is led by our Senior Vice President of Brewing Operations. Additionally, our on-site and independent third party brewing operations periodically send out samples of each batch of BJ’s branded beer to an independent laboratory for quality control testing purposes.

As we continue to expand the BJ’s restaurant concept, our requirement to produce our proprietary craft beer will continue to grow. As a result of that growth, we will continue to evaluate the benefits and risks associated with brewing our beer internally and using qualified independent third party brewers, including factors such as availability of adequate production capacity, quality control procedures, federal and state laws, consistency of corporate and brand strategy, and the operating and capital costs associated with independent third party brewing versus the costs of brewing operations ownership. We currently believe that a combination of internal brewing and larger-scale independent third party brewing represents the optimal production method for our craft beers as we continue the expansion of our restaurants nationally. This approach allows us to get the benefits provided by brewing beer in larger batches, yet also provides us the flexibility to allow our brewing operations to focus on specialty, seasonal and research and development beers. We estimate our total proprietary craft beer requirement to be approximately 71,000 barrels for fiscal 2017, with approximately 56% of that requirement expected to be produced by independent third party brewers.

We also produce our proprietary non-alcoholic craft sodas that are sold in our restaurants. Our craft sodas include root beer, cream, orange and black cherry soda.

MARKETING AND ADVERTISING

We believe that the most effective method, over the long run, to protect and enhance our customer visit frequency is to spend our marketing dollars on the plate and provide better food quality, service and facilities for our customers. However, due to sluggish retail sales growth coupled with the maturation of the casual dining segment of the restaurant industry, we have been prudently increasing our marketing expenditures to improve our awareness and brand equity in the markets that we operate. Our marketing spend generally takes the form of limited television for those markets in which we have enough restaurant penetration, as well as print, radio, digital and social media programs. We also utilize our loyalty program, BJ’s Premier Rewards®, to engage with our customers and monitor their frequency and purchasing behavior.

Our marketing related expenditures were approximately 1.9%, 2.2%, and 2.3% of revenues for fiscal 2016, 2015, and 2014, respectively. We expect our marketing expenditures in 2017 to continue to be between 2% to 3% of our revenues. However, depending on the current operating conditions for casual dining restaurants, we may decide to increase or decrease our marketing expenditures beyond our current expectations.

CHARITABLE ACTIVITIES

At BJ’s we believe it is important to give back to the communities we serve and to do more good things for more people. In fiscal 2006, we started the BJ’s Restaurants Foundation (the “Foundation”), a 501(c)(3) qualified non-profit charitable organization, principally dedicated to supporting charities that benefit children’s healthcare and education, with a primary focus on the Cystic Fibrosis Foundation (“CFF”). Our Chairman of the Board of Directors and four of our current executive officers currently serve on the Foundation’s seven-person Board of Directors. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which supports CFF by donating a portion of our Pizookie® sales to CFF. In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training programs. These programs, combined with other programs administered by the Foundation resulted in the donation of $0.4 million to CFF during fiscal each of the last three fiscal years.

We also focus on supporting our local communities by providing food and other resources for many worthwhile charitable causes and events. The Foundation’s Team Action to Support Communities (“TASC Force”) program recognizes and rewards the volunteer efforts of our restaurant employees across the country as they help to give back to the communities in which our restaurants do business. The TASC Force program received the prestigious Restaurant Neighbor Award in the large business category for 2009 from the National Restaurant Association. The TASC Force teams have helped fulfill the wishes of special needs kids, placed flags in a national cemetery by the graves of fallen soldiers, painted over unsightly graffiti and helped clean up beaches, parks and school grounds. In addition, the TASC Force teams have hosted blood drives, worked with Special Olympics, painted houses for elderly citizens, supported Habitat for Humanity, re-built playgrounds, worked at food banks, participated in fundraising runs and walkathons and delivered food to families in need.

INFORMATION SYSTEMS

We believe it is extremely important to provide our operators with state of the art, secure technology so that they can better serve our customers and our employees in a more productive and efficient manner. These technologies include an automated kitchen display system (“KDS”) and bar display system (“BDS”), a web-based labor scheduling and productivity analyzer system, a theoretical food cost system and an automated front desk table management system. Each of these systems is integrated into our Point of Sale (“POS”) system which is used to record sales transactions, send menu orders to our kitchen, batch and transmit credit card transactions, record employee time clock information and produce a variety of management reports. Our KDS is an automated routing and cooking station balancing system which improves cooking station productivity, synchronizes order completion, provides valuable ticket time and cooking time data, and allows for more efficient levels of labor without sacrificing quality. Our BDS is an automated routing and beverage station balancing system which improves beverage station productivity by further leveraging our automation capability. Additionally, our web-based labor scheduling and productivity analyzer automates the labor scheduling for the managers and employees and produces a number of real-time key performance indicators and productivity reports for our management team, including controls and alerts to assist in complying with federal, state and local labor laws. Our theoretical food cost system and automated food prep system allow us to better measure product yields in our kitchens and help reduce kitchen errors and eliminate excessive waste. Our automated front desk table management system helps us to better optimize the overall seating efficiencies and “table turns” in our restaurants. We also utilize a centralized accounting and human resources system that collects data from our restaurants in order to produce operational and scorecard reporting as well as a data center technology services with cloud based technologies to provide scalability and bursting capabilities which support growth and enable rapid technology deployments. Our electronic human resources workflow solution streamlines and expedites the process of onboarding new team members, while insuring accuracy and facilitating the collection of richer data. Our tablet-based inventory technology streamlines our inventory counting process while insuring accuracy. Our BJ’s mobile application, which allows our customers to use their smartphones to order ahead, add their name to our waitlist, pay at the table and manage their loyalty account, among other things, has been well received by our customers. We will continue to develop restaurant and support technologies that help improve the customer experience, employee effectiveness, financial management and cost control. As part of this continued development we have been testing hand held point of sales systems and pay at the table devices. All new technology is thoroughly tested before any company-wide rollout is implemented.

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

Where economically feasible and possible, we attempt to negotiate contracts for key commodities used in the preparation of our food and beverage offerings, based on our expected requirements for each fiscal year. If our attempts are successful, most of our contracts typically range in duration from three to twelve months, and are generally set to expire at the end of calendar quarters (if less than a year in duration) or at the end of our fiscal year (if annual in duration). We attempt to contract for the majority of our more significant commodities (chicken, beef and wheat-based products) for various periods of time with the objective of stabilizing our costs and ensuring product availability. However, there is no assurance that we will be able to continue to do so in light of the continuing volatility in the supplies and costs for many food commodities. Although we currently do not directly engage in future contracts or other financial risk management strategies with respect to potential commodity cost fluctuations, from time to time we may opportunistically request that our suppliers consider doing so to help minimize the impact of potential cost fluctuations. Suppliers will typically pass the cost of such strategies along to us, either directly or indirectly.

We use Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States to deliver the majority of our food products to our restaurants. Our agreement with DMA is for five years expiring June 2017. We are currently in the final stages of renewing our existing agreement with DMA to extend our program an additional five years so as to expire in June 2022. Jacmar Foodservice Distribution is a member of DMA and is the primary distributor of food and operating supplies for our California and Nevada restaurants. See Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for related party transactions. We have a non-exclusive contract with DMA on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies.

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

The overall cost environment for food commodities can be extremely volatile due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. Additionally, the availability and prices of food commodities can also be influenced by increased energy prices, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, consumer demand both domestically and worldwide, and other factors. Virtually all commodities purchased and used in the restaurant industry, including proteins, grains, oils, dairy products, and energy have varying amounts of inherent price volatility associated with them. Additionally, during periods of rising costs for diesel fuel, our major distributors have the ability under our agreements to pass along fuel surcharges to us that are triggered when their cost per gallon of diesel fuel exceeds a certain level. While we attempt to manage these factors by offering a diversified menu and by attempting to contract for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control.

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

Our restaurant concept is a relatively small “varied menu” casual dining competitor when compared to the mature “mass market” chains, with 63 of our restaurants currently located in one state – California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major casual dining chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources.

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

RELATED PARTY TRANSACTIONS

The Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) is one of our shareholders and James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with DMA, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. Under the terms of our agreement with DMA, Jacmar is required to sell products to us at the same prices as the other DMA distributors. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other third party vendors and are included in “Cost of sales” on the Consolidated Statements of Income. See Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for more information on related party transactions.

GOVERNMENT REGULATIONS

We are subject to various federal, state and local laws, rules and regulations that affect our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, labor/equal employment, building, land use, health, safety and fire agencies, and environmental regulations in the state or municipality in which the restaurant is located. Difficulties obtaining or maintaining the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or could adversely affect the operation of an existing restaurant. We believe, however, that we are in compliance in all material respects with all relevant laws, rules, and regulations. We have never experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open a new restaurant or in continuing the operation of an existing restaurant.

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

Our restaurants and brewing operations are subject to “tied house” laws and the “three tier system” of beverage alcohol distribution, which were introduced after the repeal of Prohibition by various states. These laws generally prohibit brewers from holding an interest in retail licenses and require manufacturers, distributors and retailers to remain separate “tiers”. Over the last 25 years, “brewpubs,” which are both retailers and brew beer onsite, have been authorized by law in most states through specific exceptions to these laws. These exceptions are unique to each state and do not mirror one another. However, brewpubs are generally licensed as retailers and do not have the same privileges as microbreweries, and the privileges of, and restrictions imposed on, brewpubs vary from state to state. These restrictions sometimes prevent us from operating both brewpubs and restaurants in some states. We believe that we are currently in compliance with the brewpub regulations in the states where we hold such licenses. However, there is some risk that a state’s brewpub regulations or the interpretation of these regulations may change in a way that could impact our current model of brewing beer and/or supplying beer to our restaurants in that state. We apply for our alcoholic beverage licenses with the advice of outside legal and licensing counsel and consultants. Even after the issuance of these licenses, our operations could be subject to differing interpretations of the “tied house” laws and the requirements of the “three tier system” of beverage alcohol distribution in any jurisdiction that we conduct business. Additionally, the failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

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

Various federal and state labor laws, along with rules and regulations, govern our relationship with our employees, including such matters as minimum wage, overtime, tip credits, health insurance, working conditions, safety and work eligibility requirements. Significant additional governmental mandates, such as an increased minimum wage, a change in the laws governing exempt employees, an increase in paid time off or leaves of absence, mandates on health benefits and insurance or increased tax reporting and payment requirements for employees who receive gratuities, could negatively impact our restaurants’ profitability. We are also subject to the regulations of the Immigration and Customs Enforcement (“ICE”) branch of the United States Department of Homeland Security. In addition, some states in which we operate have adopted immigration employment protection laws. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our employees may not meet federal work eligibility or residency requirements, despite our efforts and without our knowledge, which could lead to a disruption in our work force. Additionally, our suppliers may also be affected by various federal and state labor laws which could result in supply disruptions for our various goods and services or higher costs for goods and services supplied to us.

We are also subject to various laws and proposals regarding regulations relating to nutritional content, nutritional labeling, product safety and menu labeling.

We are subject to federal and state environmental regulations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants and brewpubs in environmentally sensitive locations may impact aspects of our operations. During fiscal 2016, there were no material capital expenditures for environmental control facilities.

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

EMPLOYEES

At February 27, 2017, we employed approximately 22,000 employees at our 189 restaurants. Most of our employees in our restaurant operations provide their services on a part-time basis. We also employed approximately 220 employees at our restaurant support center and in our field supervision organization. We believe that we maintain favorable relations with our employees. Currently, no unions or collective bargaining arrangements are in place at our Company.

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

TRADEMARKS AND COPYRIGHTS

We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concept. Our domestically-registered trademarks and service marks include, among others, our stylized logos displaying the name “BJ’s” for restaurant services, restaurant and bar services, on-line ordering and take-out restaurant services and the word mark “BJ’s” for restaurant and bar services, take-out and carry-out restaurant services. We have also registered with the United States Patent and Trademark Office many of our standard and seasonal beer logos and names, as well as many of our signature menu item names including “Great White” and “Sweet Pig” for our proprietary pizzas, “Pizookie” for our proprietary dessert and “Enlightened Entrees,” “Craft Matters” and “Wow, I Love This Place” for our branding. We have registered our BJ’s logo mark in a number of foreign countries. Additional domestic and foreign trademark applications are pending. We have also registered our ownership of the internet domain name “www.bjsrestaurants.com” and other internet domain names. We have in the past protected, and expect to continue to vigorously protect, our proprietary rights. We cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept and products. There may be other restaurants, retailers and/or businesses that also use the letters “BJ’s” in some form or fashion throughout the United States and abroad. It may be difficult for us to prevent others from copying elements of our concept. Any litigation undertaken to enforce our rights will likely be costly. In addition, we may face claims of misappropriation or infringement of third parties’ trademarks, patents or other intellectual property rights. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use certain intellectual property rights or information in the future and may result in a judgment or monetary damages.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and senior management as of February 27, 2017:

Name	Age	Position
Gregory A. Trojan	57	President, Chief Executive Officer and Director
Gregory S. Levin	49	Executive Vice President, Chief Financial Officer and Secretary
Gregory S. Lynds	55	Executive Vice President and Chief Development Officer
Lon F. Ledwith	59	Executive Vice President of Operations
Kevin E. Mayer	47	Executive Vice President and Chief Marketing Officer
Jeffrey H. Fowler	51	Senior Vice President and Chief Supply Chain Officer
Brian S. Krakower	46	Senior Vice President and Chief Information Officer
Kendra D. Miller	42	Senior Vice President, General Counsel and Assistant Secretary
Alexander M. Puchner	55	Senior Vice President, Brewing Operations

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

JEFFREY H. FOWLER has served as our Senior Vice President and Chief Supply Chain Officer since November 2016. Prior to joining the Company, Mr. Fowler served as Vice President of Operations and Supply Chain Management for Lands O’ Lakes from 2011 to 2015. Prior to that, Mr. Fowler was employed by Foster Dairy Farms/Crystal Creamery where he served as Vice President of Operations and Transportation from 2008 to 2011. From 2005 to 2008, Mr. Fowler was employed by Campbell’s Soup and served as their Director of Operations and Director of Supply Chain Strategy. Earlier in his career he served in various management roles for HP Hood LLC and Safeway Stores in their Supply divisions.

BRIAN S. KRAKOWER has served as our Senior Vice President and Chief Information Officer since February 2013. Prior to joining the Company, Mr. Krakower served as Chief Technology Officer for Restaurant Revolution Technologies, a restaurant order management technology solutions company. From 2007 to 2012, Mr. Krakower was employed by California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President of Information Technology. From 2003 to 2007, Mr. Krakower served as Senior Director of Information Technology – Corporate Systems for The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants. Prior to that, Mr. Krakower was employed by House of Blues Entertainment, Inc., an operator of restaurant and music venues, concerts and media properties, where he served as its Senior Director of Information Systems & Technology from 1997 to 2003.

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

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media may materially adversely impact our business.

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

The above factors could also impose practical limits on our menu price increases. From time to time, we may announce that we intend to take price increases on selected menu items in order to offset increased operating expenses. However, we cannot provide assurance that menu price increases will not deter customers from visiting our restaurants, reduce the frequency of their visits or affect their purchasing decisions.

Any deterioration in general economic conditions could have a material adverse impact on our landlords or on businesses neighboring our locations, which may adversely affect our revenues and results of operations.

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

Our restaurants are generally located in retail developments with nationally recognized co-tenants, which help increase overall customer traffic into those retail developments. Some of our co-tenants have ceased or may cease operations in the future or have deferred openings or fail to open in a retail development after committing to do so. These failures may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower customer traffic at our restaurants. If these retail developments experience high vacancy rates, we could experience decreases in customer traffic. A decrease in customer traffic may adversely affect our results of operations.

Changes in consumer buying patterns, particularly e-commerce sites, may affect our revenues, operating results and liquidity.

Our restaurants are primarily located near high consumer activity areas such as regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. We depend in large part on a high volume of visitors to these centers to attract customers to our restaurants. E-Commerce or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. A decline in development or in visitors to these centers near our restaurants may negatively affect our sales.

If we do not successfully expand our restaurant operations, our growth rate and results of operations will be adversely affected.

A critical factor in our future success is our ability to expand our restaurant operations successfully, which will depend in large part on our ability to open new restaurants in a profitable manner. We anticipate that our new restaurants will generally take several months or even longer to reach targeted productivity levels due to the inefficiencies typically associated with new restaurants, including lack of initial market and consumer awareness, the need to hire and train sufficient management and restaurant personnel and other factors. The opening of new restaurants can also have either an expected or an unintended effect on the sales levels at existing restaurants. We cannot guarantee that any restaurant we open will obtain operating results similar to those of our existing restaurants. If we are unable to open and operate new restaurants successfully, our growth rate and our results of operations will be adversely affected. Our expansion plans may also be impacted by the delay or cancellation of potential new sites by developers and landlords, which may become more common as a result of economic deterioration or tightening credit markets.

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

Our ability to successfully grow our business depends, in part, on the availability of adequate capital to finance the development of additional new restaurants and other growth related expenses. Changes in our operating plans, acceleration of our expansion plans, a decision to acquire another restaurant concept, lower than anticipated revenues, unanticipated and/or uncontrollable events in the capital or credit markets that impact our liquidity, lower than anticipated tenant improvement allowances offered by landlords, increased expenses or other events, including those described in this Annual Report on Form 10-K, may cause us to seek additional debt or equity financing on an accelerated basis in the event our cash flow from operations is insufficient. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could adversely affect our growth and other plans, as well as our financial condition. Additional equity financing, if available, may be dilutive to the holders of our common stock and adversely affect the price of our common stock. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. In addition, disruptions in the global credit and equity markets, including unanticipated and/or uncontrollable events, may have an adverse effect on our liquidity and our ability to raise additional capital if and when required.

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

Any failure of our existing or new restaurants to achieve expected results could have a negative impact on our consolidated revenues and financial results, including the potential impairment of long-lived assets.

The results achieved by our recently opened restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. There can be no assurance that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants typically take several months, or even longer, to reach targeted levels of productivity due to inefficiencies typically associated with new restaurants. Accordingly, incremental sales from newly-opened restaurants generally do not make a significant contribution to our total operating profits in their initial months of operation. We make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets in accordance with U.S. GAAP. An impairment charge is required when the carrying value of the restaurant exceeds the estimated undiscounted future cash flows of the restaurant, in which case the restaurant assets are written down to estimated fair value. The projection of restaurant future cash flows used in this analysis requires the use of judgment and a number of estimates. If the restaurant’s actual results differ from our estimates, charges to impair the restaurant’s assets may be required. If impairment charges are significant, our results of operations could be adversely affected.

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

Our opening costs continue to be significant and the amount incurred in any single year or quarter is dependent on the number of restaurants expected to be opened during that time period. As such, our decision to either decrease or increase the rate of openings may have a significant impact on our financial performance for the period of time being measured. Therefore, if we decide to reduce our openings, our comparable opening costs will be lower and the short-term effect on our comparative financial performance will be favorable. Conversely, if the rate at which we develop and open new restaurants is increased to higher levels in the future, the resulting increase in opening costs will have an unfavorable short-term impact on our comparative financial performance. At some future point, our pace of openings and annual rate of growth in total restaurant operating weeks will begin to gradually decelerate as we become a more mature company.

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

Any failure to drive both short-term and long-term profitable sales growth through continued enhancements to the BJ’s restaurant concept and brand, coupled with any slippage in restaurant operational execution, could result in poor financial performance. As part of our business strategy, we intend to drive profitable sales growth by increasing sales at existing restaurants and by opening new restaurants. This strategy involves numerous risks, and we may not be able to achieve our growth objectives. If we are unable to maintain BJ’s brand relevance and restaurant operational excellence to achieve sustainable comparable restaurant sales growth, we may have to consider slowing the pace of new restaurant openings. BJ’s short-term sales growth could be impacted if we are unable to drive near-term growth in customer traffic, and long-term sales growth could be impacted if we fail to continue to evolve BJ’s to maintain its relevance, contemporary energy and overall value and appeal to the consumer. The casual dining segment, in general, has not seen any significant growth in customer traffic in several years. If this trend continues, our ability to grow customer traffic at our restaurants will depend on our ability to increase our market share within the casual dining segment.

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

Our future operating results may fluctuate significantly due to expenditures required to open new restaurants.

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

The majority of our restaurants are located on leased premises and are subject to varying lease-specific arrangements. Some of our leases require base rent that is subject to regional cost-of-living increases and other leases include base rent with specified periodic increases. Other leases are subject to renewal at fair market value, which could involve substantial increases. Additionally, many leases require contingent rent based on a percentage of gross sales. There can be no assurance that we will be able to renew our expiring leases after exercising all remaining renewal options; therefore we may incur additional costs to operate our restaurants, including increased rent and other costs related to our renegotiation of lease terms for an existing leased premise or for a new lease in a desirable location and the relocation and development of a replacement restaurant.

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

A significant number of our restaurants are concentrated in California, Texas and Florida. As a result, we are particularly susceptible to adverse trends and economic conditions in those states. Many states and municipalities in which our restaurants are located may experience severe revenue and budget shortfalls. Additionally, changes in state and municipal-level regulatory requirements, such as increases to the minimum wage rate, income taxes, unemployment insurance, and other taxes as well as mandatory healthcare coverage or paid leave in some cities where we operate or may desire to operate restaurants, may adversely impact our financial results. Additionally, we believe that California is subject to a greater risk for earthquakes, fires, water shortages, energy fluctuations and other natural and man-made disasters than most other states.

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

Our operations are susceptible to changes in the cost of food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), brewing and energy which may adversely affect our profitability.

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

The overall cost environment for food commodities can be volatile primarily due to domestic and worldwide agricultural supply/demand and other macroeconomic factors that are outside of our control. The availability and prices of food commodities are also influenced by energy prices, droughts, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, and other issues. Virtually all commodities purchased and used in the restaurant industry (meats, grains, oils, dairy products, and energy) have varying amounts of inherent price volatility associated with them. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants and brewpubs, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Increases in minimum wage, health care costs and other benefit costs may have a material adverse effect on our labor costs. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control. In addition, raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar and increases in local demand, which may increase our costs and negatively impact our profitability.

We and our major independent third party brewing partners purchase a substantial portion of brewing raw materials and products, primarily malt and hops, from a limited number of domestic and foreign suppliers. We purchase both North American and European malts and hops for our beers. We purchase a majority of our malts from a single supplier with multiple sources of malts. We generally enter into one-year purchase commitments with our malt and hops suppliers, based on the projected future volumes and brewing needs. We are exposed to the quality of the barley crop each year, and significant failure of a crop could adversely affect our beer costs. Changes in currency exchange rates and freight costs can also result in increased prices. There are other malt vendors available that are capable of supplying all of our needs. We use American and German hops for our beers. We enter into purchase commitments with several hops suppliers, based on our projected future volumes and brewing needs. However, the quality and availability of the hops may be materially adversely affected by factors such as adverse weather and changes in currency exchange rates, resulting in increased prices. We attempt to maintain at least six months’ supply of essential hop varieties on hand in order to limit the risk of an unexpected reduction in supply. We store our hops in multiple cold storage warehouses, both at our brewpubs and at our suppliers, to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and, therefore, many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, could affect both price and supply.

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

We are required to operate in compliance with federal laws and regulations relating to alcoholic beverages administered by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, as well as the laws and licensing requirements for alcoholic beverages of states and municipalities where our restaurants are or will be located. In addition, each restaurant must obtain a food service license from local authorities. Failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease the brewing or sale of alcoholic beverages, or both, or the serving of food at our restaurants. Additionally, state liquor laws may prevent or impede the expansion of our restaurants into certain markets. The liquor laws of certain states prevent us from selling the beer brewed at our restaurants. Any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area or increase the costs associated therewith. In addition, in certain states, including states where we have existing restaurants or where we plan to open a restaurant, the number of liquor licenses available is limited, and licenses are traded on the open market. Liquor, beer and wine sales comprise a significant portion of our revenues. If we are unable to maintain our existing licenses, our customer patronage, revenues and results of operations could be adversely affected. Or, if we choose to open a restaurant in those states where the number of available licenses is limited, the cost of a new license could be significant.

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

Our proprietary craft beer is a key factor in the success of our business. Each year, our brewing operations department forecasts our annual beer requirements based on our current restaurant requirements and expansion plans and determines our brewing production. Additionally, in certain states we are either legally required or choose to arrange for independent third party brewers to brew our beer using our proprietary recipes. If the independent third party brewers cease doing business with us, or cannot make a scheduled delivery to us because of a supply chain or production disruption or other issues, or if we cannot otherwise satisfy our internal brewing requirements, we could experience short-term supply shortages in some or all of our restaurants which may result in a loss of revenue. Potential disruptions include labor issues, governmental and regulatory actions, quality issues, contractual disputes, machinery failures or operational shut downs. Additionally, if these independent third party brewers cease doing business with us, we could be required to purchase or brew our own beer at higher costs to us, or we may not be able to sell our proprietary craft beer at all, until we are able to secure an alternative supply source. If the independent third party brewers fail to adhere to our proprietary recipe and brewing specifications, the consistency and quality of beer offerings, and thus our reputation, customer patronage, revenues and results of operations, could be adversely affected. As the brewing industry continues to consolidate, the financial stability of those brewing operations where we currently contract for our proprietary craft beer production, as well as their ability or willingness to continue to meet our beer production requirements, continues to be a significant risk in our business model. Accordingly, there can be no guarantees that our proprietary brewing requirements will continue to be met in the future.

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

The U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government, to verify employment eligibility for all employees throughout our company. However, use of E-Verify does not guarantee that we will properly identify all employees who are ineligible for employment. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our employees may not meet federal work eligibility or residency requirements, which could lead to a disruption in our work force. Although we require all of our new employees to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Additionally, a government audit could result in a disruption to our workforce or adverse publicity that could negatively impact our brand and our use of E-Verify and/or potential for receipt of letters from the Social Security Administration requesting information (commonly referred to as no-match letters) could make it more difficult to recruit and/or retain qualified employees.

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

The market price of our common stock could fluctuate significantly, and our shareholders may not be able to resell their shares at or above the price they paid for them. Those fluctuations could be based on various factors in addition to those otherwise described in this Form 10-K and the following:

•	actual or anticipated fluctuations in comparable restaurant sales or operating results, whether in our operations or in those of our competitors;
•	changes in financial estimates or opinions by research analysts, either with respect to us or other casual dining companies;
•	any failure to meet investor or analyst expectations, particularly with respect to total restaurant operating weeks, number of restaurant openings, comparable restaurant sales, average weekly sales per restaurant, total revenues, operating margins and net income per share;

•	the public’s reaction to our press releases, other public announcements and our filings with the SEC;
•	actual or anticipated changes in domestic or worldwide economic, political or market conditions, such as recessions or international currency fluctuations;
•	changes in the consumer spending environment;
•	terrorist acts;
•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	short sales, hedging and other derivative transactions in the shares of our common stock;
•	future sales or issuances of our common stock, including sales or issuances by us, our directors or executive officers and our significant stockholders;
•	our dividend policy;
•	changes in the market valuations of other restaurant companies;
•	actions by stockholders;
•	various market factors or perceived market factors, including rumors, involving us, our suppliers and distributors, whether accurate or not;
•	announcements by us or our competitors of new locations, menu items, technological advances, significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;
•	the addition or loss of a key member of management; and
•	changes in the costs or availability of key inputs to our operations.

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

We currently do not pay any dividends to our shareholders and they do not receive any return on their investment unless they sell their common stock for a price greater than that what they paid for it.

The continued operation and expansion of our business will require substantial funding. Accordingly, we currently do not pay any dividends to our shareholders and they do not receive any portion of their current total return on investment from this type of capital allocation. Therefore, our shareholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Our shareholders may not receive a gain on their investment when they sell our common stock and they may lose some or the entire amount of their investment. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

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

Our operations, including our loyalty and employee engagement programs, are heavily dependent on information technology. Any material failure of such technology, including but not limited to cyber-attacks, could adversely affect our revenues and impair our ability to efficiently operate our business.

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

Unsolicited takeover proposals, governance change proposals, proxy contests and certain proposals/actions by activist investors may create additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties may affect the market price and volatility of our securities.

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

Any suspension of, or failure to repurchase the Company’s stock up to the maximum amounts permitted under, our previously announced repurchase program may negatively impact investor perception of us, and could therefore affect the market price and volatility of our stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

RESTAURANT LOCATIONS

As of February 27, 2017, we operated a total of 189 restaurants as follows:

	BJ’s Pizza & Grill®	BJ’s Grill®	BJ’s Restaurant & Brewhouse®	BJ’s Restaurant & Brewery®	Total
Alabama	–	–	1	–	1
Arizona	–	–	5	1	6
Arkansas	–	–	2	–	2
California	3	1	53	6	63
Colorado	–	–	5	–	5
Florida	–	–	22	–	22
Indiana	–	–	3	–	3
Kansas	–	–	1	–	1
Kentucky	–	–	3	–	3
Louisiana	–	–	3	–	3
Maryland	–	–	4	–	4
Nevada	–	–	4	1	5
New Jersey	–	–	1	–	1
New Mexico	–	–	2	–	2
New York	–	–	2	–	2
North Carolina	–	–	2	–	2
Ohio	–	–	10	–	10
Oklahoma	–	–	3	–	3
Oregon	–	–	2	1	3
Pennsylvania	–	–	4	–	4
Tennessee	–	–	1	–	1
Texas	–	–	33	1	34
Virginia	–	–	5	–	5
Washington	–	–	4	–	4

	3	1	175	10	189

As of February 27, 2017, the average interior square footage of our restaurants was approximately 8,100 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit.

As of February 27, 2017, 185 of our 189 existing restaurants are located on leased properties. We own the underlying land for four of our operating restaurants and our Texas brewpub locations. We also own two parcels of land adjacent to two of our operating restaurants. There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rent) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our restaurant support center (“RSC”) is located in an approximate 56,000 square foot leased space in Huntington Beach, California. Our RSC lease expires August 31, 2018.

ITEM 3. LEGAL PROCEEDINGS

See Note 5 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a summary of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock (symbol BJRI) trades on the NASDAQ Global Select Market. All stock prices are closing prices per the NASDAQ Global Select Market. On February 24, 2017, the closing price of our common stock was $37.25 per share. The table below shows our high and low common stock closing prices as reported by the NASDAQ Global Select Market.

	Common Stock
	High	Low
Fiscal 2016
First Quarter	$46.29	$39.52
Second Quarter	$47.36	$40.80
Third Quarter	$44.83	$36.36
Fourth Quarter	$40.15	$33.65

Fiscal 2015
First Quarter	$53.60	$43.81
Second Quarter	$53.44	$45.56
Third Quarter	$51.83	$42.14
Fourth Quarter	$46.86	$41.43

As of February 27, 2017, we had approximately 80 shareholders of record and we estimate that there were approximately 14,000 beneficial shareholders.

Stock Performance Graph

The following chart compares the five-year cumulative total stock performance of our common stock, the S&P 500 Index and a peer group consisting of: Bloomin’ Brands, Inc., Bravo Brio Restaurant Group, Brinker International, Inc., Buffalo Wild Wings, Inc., The Cheesecake Factory Incorporated, Chuy’s Holdings, Inc., Darden Restaurants, Inc., Famous Dave’s of America, Inc., Ignite Restaurant Group, Kona Grill, Inc., Red Robin Gourmet Burgers, Inc., Ruby

Tuesday, Inc. (GA), and Texas Roadhouse, Inc. (Class A). Bloomin’ Brands, Inc., Chuy’s Holdings, Inc. and Ignite Restaurant Group became publicly traded companies during fiscal 2012; therefore, the peer group data only includes their price information beginning in 2012. The peer group companies all compete in the “casual dining” segment of the restaurant industry. The graph assumes that $100 was invested on December 31, 2011, in our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

Stock-Based Compensation Plan Information

We have a shareholder approved stock-based compensation plan, the 2005 Equity Incentive Plan (“the Plan”), under which we may issue shares of our common stock to employees, officers, directors and consultants. Under the Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards as of January 3, 2017 (share numbers in thousands):

	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options and Vesting of Restricted Stock Units	Weighted Average Exercise Price of Outstanding Stock Options and Restricted Stock Units	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans
Stock-based compensation plans approved by shareholders	1,741	$31.95	1,146
Stock-based compensation plans not approved by shareholders	–	$–	–

Dividend Policy and Stock Repurchases

The continued operation and expansion of our business will require substantial funding. Accordingly, we have not paid any dividends since our inception and have currently not allocated any funds for the payment of dividends. Rather, it is our current policy to retain earnings, if any, for expansion of our operations, remodeling and investing in our existing restaurants, other general corporate purposes and, to the extent that the Board believes appropriate in light of market conditions, the repurchase of shares of our common stock pursuant to Board-approved share repurchase plans. We currently do not pay any dividends to our shareholders. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Our Credit Facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay.

As of January 3, 2017, we have cumulatively repurchased shares valued at approximately $290.5 million in accordance with our approved share repurchase plan. Approximately $95.0 million of these shares were repurchased during fiscal 2016. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually-negotiated transactions, accelerated share buyback, and/or open market purchases. As of January 3, 2017, we have approximately $59.5 million available under the current $350 million share repurchase plan approved by our Board of Directors. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during fiscal 2016:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/30/15 –01/26/16	452,584	$42.02	452,584	$–	$35,577,501
01/27/16 – 02/23/16	134,880	$41.88	134,880	$–	$29,920,906
02/24/16 – 03/29/16	–	$–	–	$–	$29,920,906
03/30/16 – 04/26/16	–	$–	–	$–	$29,920,906
04/27/16 – 05/24/16	–	$–	–	$–	$29,920,906
05/25/16 – 06/28/16	–	$–	–	$–	$29,920,906
06/29/16 – 07/26/16	–	$–	–	$–	$29,920,906
07/27/16 – 08/23/16	90,715	$40.25	90,715	$100,000,000	$126,275,914
08/24/16 – 09/27/16	496,655	$38.98	496,655	$–	$107,074,253
09/28/16 – 10/25/16	361,680	$36.03	361,680	$–	$94,027,653
10/26/16 – 11/22/16	774,123	$36.71	774,123	$–	$66,105,671
11/23/16 – 01/03/17	170,991	$38.94	170,991	$–	$59,464,608

Total	2,481,628	$38.28	2,481,628

(1)	Period information is presented in accordance with our fiscal months during fiscal 2016.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data for the five fiscal years ended January 3, 2017, are derived from our audited consolidated financial statements. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Fiscal Year
	2016 (1)	2015	2014	2013	2012
	(in thousands, except per share data)
Revenues	$993,052	$919,597	$845,569	$775,125	$708,325
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	251,460	226,942	212,979	191,891	175,636
Labor and benefits	345,370	317,050	298,703	273,458	245,078
Occupancy and operating	204,583	192,739	182,149	173,981	150,312
General and administrative	55,373	53,827	51,558	49,105	45,131
Depreciation and amortization	64,275	59,417	55,387	49,007	41,347
Restaurant opening	6,977	6,562	4,973	9,132	8,440
Loss on disposal of assets and impairments	2,971	2,908	1,963	3,879	557
Gain on lease termination, net	–	(2,910)	–	–	–
Legal and other settlements	402	–	2,431	812	959

Total costs and expenses	931,411	856,535	810,143	751,265	667,460
Income from operations	61,641	63,062	35,426	23,860	40,865
Other (expense) income:
Interest (expense) income, net	(1,730)	(1,015)	(238)	133	222
Gain on investment settlement	–	–	–	–	797
Other income, net	1,180	60	1,135	1,019	772

Total other (expense) income	(550)	(955)	897	1,152	1,791
Income before income taxes	61,091	62,107	36,323	25,012	42,656
Income tax expense	15,534	16,782	8,926	3,990	11,247

Net income	$45,557	$45,325	$27,397	$21,022	$31,409

Net income per share:
Basic	$1.91	$1.76	$0.99	$0.75	$1.12

Diluted	$1.88	$1.73	$0.97	$0.73	$1.09

Weighted average number of shares outstanding:
Basic	23,824	25,718	27,710	28,194	27,994

Diluted	24,233	26,231	28,316	28,895	28,857

Consolidated Balance Sheets Data (end of period):
Cash and cash equivalents	$22,761	$34,604	$30,683	$22,995	$15,074
Marketable securities	$–	$–	$–	$9,791	$25,850
Total assets	$708,879	$681,665	$647,083	$610,879	$559,521
Total long-term debt (including current portion)	$148,000	$100,500	$58,000	$–	$–
Shareholders’ equity	$274,897	$316,483	$348,689	$401,436	$371,834

(1)	Fiscal 2016 consists of 53 weeks. All other fiscal years presented consist of 52 weeks.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of February 27, 2017, we owned and operated 189 restaurants located in 24 states as described in Item 2 - Properties - “Restaurant Locations” in this Form 10-K. Each of our restaurants is operated either as a BJ’s Restaurant & Brewhouse®, a BJ’s Restaurant & Brewery®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Currently, the BJ’s Restaurant & Brewhouse® format represents our primary future expansion vehicle. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes. Our BJ’s Pizza & Grill® restaurants are smaller format full-service restaurants relative to our BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Grill® restaurant is a slightly smaller footprint restaurant, compared to our BJ’s Restaurant & Brewhouse® format, featuring all the amenities of our Brewhouse locations. Our menu features BJ’s award-winning, signature deep-dish pizza, our proprietary craft and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert.

We intend to continue developing and opening new BJ’s restaurants in high profile locations within densely populated areas in both existing and new markets. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve sustained increases in comparable restaurant sales in excess of our annual effective menu price increases for our mature restaurants, assuming we are able to retain our customer traffic levels in those restaurants. Therefore, we currently expect that the majority of our year-over-year revenue growth for fiscal 2017 will be derived from new restaurant openings and the carryover impact of partial-year openings during fiscal 2016.

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

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected. Revenues from our gift cards are recognized upon redemption in our restaurants. Gift card breakage is recognized as a component of “Other income, net” on our Consolidated Statements of Income. Gift card breakage is recorded when the likelihood of redemption becomes remote, which is typically after 24 months from the original gift card issuance date.

In calculating comparable company-owned restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Customer traffic for our restaurants is estimated based on individual customer checks.

Cost of sales is comprised of food and beverage costs, including the cost to produce and distribute our proprietary craft beer, soda and ciders. The components of cost of sales are variable and typically fluctuate directly with sales volumes, but may be impacted by changes in commodity prices or varying levels of promotional activities.

Labor and benefit costs include direct hourly and management wages, bonuses, payroll taxes, fringe benefits and stock-based compensation and workers’ compensation expense that is directly related to restaurant level employees.

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

In January 2016, we closed our Century City, California restaurant as a result of our landlord exercising their right to terminate our lease in return for a termination fee due to the mall being remodeled and reconfigured. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, there is no guarantee that we can mutually agree to a new lease that is satisfactory to our landlord and us or that, if renewed, rents will not increase substantially.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Income expressed as percentages of total revenues. All fiscal years presented consist of 52 weeks with the exception of fiscal year 2016 which consists of 53 weeks. Percentages below may not reconcile due to rounding.

	Fiscal Year
	2016	2015	2014	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.3	24.7	25.2	24.8	24.8
Labor and benefits	34.8	34.5	35.3	35.3	34.6
Occupancy and operating	20.6	21.0	21.5	22.4	21.2
General and administrative	5.6	5.9	6.1	6.3	6.4
Depreciation and amortization	6.5	6.5	6.6	6.3	5.8
Restaurant opening	0.7	0.7	0.6	1.2	1.2
Loss on disposal of assets and impairments	0.3	0.3	0.2	0.5	0.1
Gain on lease termination, net	–	(0.3)	–	–	–
Legal and other settlements	–	–	0.3	0.1	0.1

Total costs and expenses	93.8	93.1	95.8	96.9	94.2

Income from operations	6.2	6.9	4.2	3.1	5.8
Other (expense) income:
Interest expense, net	(0.2)	(0.1)	–	–	–
Gain on investment settlement	–	–	–	–	0.1
Other income, net	0.1	–	0.1	0.1	0.1

Total other (expense) income	(0.1)	(0.1)	0.1	0.1	0.3

Income before income taxes	6.2	6.8	4.3	3.2	6.0

Income tax expense	1.6	1.8	1.1	0.5	1.6

Net income	4.6%	4.9%	3.2%	2.7%	4.4%

53 WEEKS ENDED JANUARY 3, 2017 (FISCAL 2016) COMPARED TO THE 52 WEEKS ENDED DECEMBER 29, 2015 (FISCAL 2015)

Revenues. Total revenues increased by $73.5 million, or 8.0%, to $993.1 million during fiscal 2016 from $919.6 million during fiscal 2015. The increase in revenues primarily consisted of an approximate $70.1 million increase in sales from new restaurants not yet in our comparable restaurant sales base, $21.2 million of sales due to the 53rd week, offset by an approximate 1.3%, or $11.3 million decrease in comparable restaurant sales on a 52 week basis, and a $6.5 million decrease in restaurant sales due to the closure of our La Jolla, California restaurant in August 2015 and our Century City, California restaurant in January 2016. On a 52 week basis the decrease in comparable restaurant sales resulted from a reduction in customer traffic of approximately 2.6%, partially offset by an increase in the average check, menu mix and incident rates of approximately 1.3%.

Cost of Sales. Cost of sales increased by $24.5 million, or 10.8%, to $251.5 million during fiscal 2016 compared to $226.9 million during fiscal 2015. This increase was primarily due to the opening of 17 new restaurants during fiscal 2016 coupled with the impact of the 53rd week. As a percentage of revenues, cost of sales increased to 25.3% for fiscal 2016 from 24.7% for the prior fiscal year. Substantially all of the increase in cost of sales, as a percentage of revenues, resulted from our decision at the beginning of fiscal 2016 to no longer allocate the food costs related to certain promotional activities to occupancy and operating expenses. This change presents our cost of sales and promotional activities consistently with casual dining industry practices.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $28.3 million, or 8.9%, to $345.4 million during fiscal 2016 compared to $317.1 million during fiscal 2015. This increase was primarily due to the opening of 17 new restaurants during fiscal 2016 coupled with the impact of the 53rd week. As a percentage of revenues, labor and benefit costs increased to 34.8% for fiscal 2016 from 34.5% for the prior fiscal year. The percentage increase was driven by higher hourly labor primarily related to minimum wage increases coupled with the deleveraging of fixed management labor and benefit costs as a result of negative comparable restaurant sales. Included in labor and benefits for fiscal 2016 and 2015 was approximately $1.8 million and $1.4 million, or 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $11.8 million, or 6.1%, to $204.6 million during fiscal 2016 compared to $192.7 million during fiscal 2015. This increase was primarily due to the opening of 17 new restaurants during fiscal 2016 coupled with the impact of the 53rd week. As a percentage of revenues, occupancy and operating expenses decreased to 20.6% for fiscal 2016 from 21.0% for the prior fiscal year. This percentage decrease was due to the change in the allocation of food costs related to certain promotional activities. Beginning in fiscal 2016, we no longer allocate these food costs to occupancy and operating expenses.

General and Administrative. General and administrative expenses increased by $1.5 million, or 2.9%, to $55.4 million during fiscal 2016 compared to $53.8 million during fiscal 2015. The increase in general and administrative costs was primarily due to higher field supervision and support costs to manage our increasing number of restaurants coupled with the impact of the 53rd week, offset by lower corporate incentive compensation of approximately $1.9 million. As a percentage of revenues, general and administrative expenses decreased to 5.6% for fiscal 2016 from 5.9% for the prior fiscal year. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and lower incentive compensation. Also included in general and administrative costs for fiscal 2016 and 2015 was approximately $3.7 million and $4.0 million, respectively, or 0.4% of revenues, of stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization increased by $4.9 million, or 8.2%, to $64.3 million during fiscal 2016 compared to $59.4 million during fiscal 2015. This increase was primarily due to depreciation expense related to the 17 new restaurants opened during fiscal 2016. As a percentage of revenues, depreciation and amortization was 6.5% for both fiscal 2016 and the prior fiscal year. Depreciation and amortization did not change as a percentage of sales primarily due to the impact of the 53rd week.

Restaurant Opening. Restaurant opening expense was $7.0 million during fiscal 2016 compared to $6.6 million during fiscal 2015. This increase is due to the opening of 17 new restaurants during fiscal 2016, compared to 16 new restaurants during the prior fiscal year.

Loss on Disposal and Impairment of Assets. The loss on disposal and impairment of assets was $3.0 million during fiscal 2016 compared to $2.9 million during fiscal 2015. These costs primarily related to the disposal of certain unproductive restaurant assets.

Legal and Other Settlements. Legal and other settlement expense was approximately $0.4 million during fiscal 2016 and related to the settlement of a wage and hour claim.

Gain on Lease Termination, Net. Gain on lease termination, net was $2.9 million during fiscal 2015 and related to the closure of our Century City, California restaurant as a result of our landlord exercising their right to terminate our lease. Our Century City restaurant was located at The Westfield Century City Mall, which was being significantly reconfigured and renovated, requiring the restaurant to be closed by the end of January 2016. As a result of the forced lease termination, we recorded a $6.0 million termination fee receivable in accordance with our lease provision. This fee offset by the remaining net book value of the restaurants fixed assets resulted in this net gain.

Income Tax Expense. Our effective income tax rate for fiscal 2016 was 25.4% compared to 27.0% for fiscal 2015. The effective income tax rate for fiscal 2016 differed from the statutory income tax rate primarily due to tax credits.

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

Labor and Benefits. Labor and benefit costs for our restaurants increased by $18.3 million, or 6.1%, to $317.1 million during fiscal 2015 compared to $298.7 million during fiscal 2014. This increase was primarily due to the opening of 16 new restaurants during fiscal 2015. As a percentage of revenues, labor and benefit costs decreased to 34.5% for fiscal 2015 from 35.3% for the prior fiscal year. The percentage decrease was primarily related to improved hourly labor productivity, coupled with our ability to leverage the fixed component of these expenses as a result of comparable restaurant sales increases. Included in labor and benefits for fiscal 2015 and 2014 was approximately $1.4 million and $1.5 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management employees.

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

General and Administrative. General and administrative expenses increased by $2.3 million, or 4.4%, to $53.8 million during fiscal 2015 compared to $51.6 million during fiscal 2014. The increase in general and administrative costs was primarily due to higher field supervision and support costs to manage our increasing number of restaurants. As a percentage of revenues, general and administrative expenses decreased to 5.9% for fiscal 2015 from 6.1% for the prior fiscal year. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increases. Also included in general and administrative costs for fiscal 2015 and 2014 was $4.0 million and $3.2 million, respectively, or 0.4% of revenues, of stock-based compensation expense.

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

Gain on Lease Termination, Net. Gain on lease termination, net was $2.9 million during fiscal 2015 and related to the closure of our Century City, California restaurant as a result of our landlord exercising their right to terminate our lease. Our Century City restaurant was located at The Westfield Century City Mall, which was being significantly reconfigured and renovated, requiring the restaurant to be closed by the end of January 2016. As a result of the forced lease termination, we recorded a $6.0 million termination fee receivable in accordance with our lease provision. This fee offset by the remaining net book value of the restaurants fixed assets resulted in this net gain. In January 2016, we received the $6.0 million termination fee from the landlord.

Income Tax Expense. Our effective income tax rate for fiscal 2015 was 27.0% compared to 24.6% for fiscal 2014. The effective income tax rate for fiscal 2015 differed from the statutory income tax rate primarily due to tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	January 3, 2017	December 29, 2015
Cash and cash equivalents	$22,761	$34,604
Net working capital	$(48,625)	$(23,891)
Current ratio	0.6:1.0	0.8:1.0

	Fiscal Year
	2016	2015
Cash provided by operating activities	$138,359	$127,224
Capital expenditures	$109,363	$86,070

Our capital requirements are driven by our fundamental financial objective to improve total shareholder return through new restaurant expansion plans and restaurant enhancements and initiatives. In addition, we want to maintain a flexible and prudent balance sheet to provide the financial resources necessary to manage the risks and uncertainty of conducting our business operations in a mature segment of the restaurant industry. In order to achieve these objectives we use a combination of operating cash flows, funded debt and landlord allowances. Over the last several years we have been augmenting our strong cash flow from operations by increasing our funded debt and using these proceeds to return capital to shareholders in the form of share repurchases. A dividend might be considered by our Board of Directors in the future as part of our total shareholder return objective.

We currently estimate the total domestic capacity for BJ’s restaurants to be at least 425, given the size of our current restaurant prototype and the current structure of the BJ’s concept and menu. We expect to fund our growth plans from our ongoing operations, our cash balance on hand, proceeds from employee stock option exercises, tenant improvement allowances from our landlords and our $250 million Credit Facility. However, depending on the expected level of new restaurant development, tenant improvement allowances that we receive from our landlords, other planned capital investments including ongoing maintenance capital expenditures, and results from our ongoing operations, we may not generate enough cash flow from operations to completely fund our plans. In addition, any significant increase in our share repurchase activity may impact our capital resources available. Accordingly, we continue to actively monitor overall conditions in the capital and credit markets with respect to the potential sources and the timing of additional financing in order to enhance total shareholder return. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, we may be required to reduce our planned rate of expansion, share repurchase activity or other shareholder return initiatives.

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

We also require capital resources to evolve, maintain and increase the productive capacity of our existing base of restaurants and brewing operations and to further expand and strengthen the capabilities of our corporate and information technology infrastructures. Our requirement for working capital is not significant since our restaurant customers pay for their food and beverage purchases in cash or credit cards at the time of the sale. Thus, we are able to sell many of our inventory items before we are required to pay our suppliers for such items.

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $138.4 million during fiscal 2016, representing an $11.1 million increase from the $127.2 million provided during fiscal 2015. The increase in cash from operating activities for fiscal 2016, in comparison to fiscal 2015, is primarily due to the 53rd operating week, timing of accounts receivable and greater depreciation and amortization, offset by the timing of prepaids and other current assets.

For fiscal 2016, total capital expenditures were approximately $109.4 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewing equipment and leasehold improvements to construct new restaurants were $87.0 million. These expenditures were primarily related to the construction of our 17 new restaurants that opened during fiscal 2016, as well as expenditures related to restaurants expected to open in early 2017. In addition, during fiscal 2016, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $21.7 million and $0.7 million, respectively.

We have a $250 million unsecured revolving line of credit that expires on November 18, 2021, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of the Company’s announced stock repurchase program and for working capital and construction requirements as needed.

We expect to open 10 new restaurants in fiscal 2017, and we have entered into signed leases, land purchase agreements or letters of intent for all of our potential restaurant locations. While we expect our capital expenditures to remain significant, the reduction of restaurant openings in fiscal 2017 will reduce our capital expenditure spend as compared to fiscal 2016. The decision to reduce our pace of expansion will generate increased free cash flow and provide added flexibility to our financial condition. It will also allow us to allocate greater resources to our core base of established restaurants to improve sales and profitability. While our new restaurant unit economics remain solid and warrant continued capital allocation, we will also opportunistically repurchase shares funded by our excess cash flow from operations, combined with a prudent amount of funded debt, to support our commitment to drive total shareholder returns.

We currently anticipate our total capital expenditures for fiscal 2017, including all expenditure categories, to be approximately $80 million to $90 million. We expect to fund our anticipated capital expenditures for fiscal 2017 with our current cash balance on hand, expected cash flows from operations, proceeds from sale-leaseback transactions, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

From time to time, we will evaluate opportunities to acquire and convert other restaurant locations or entire restaurant chains to the BJ’s restaurant concept. In the future we may consider joint venture arrangements to augment BJ’s expansion into new markets or we may evaluate non-controlling investments in other emerging restaurant concepts that offer complementary growth opportunities to our BJ’s restaurant operations. Currently, we have no binding commitments (other than the signed leases or land purchase agreements set forth in Item 1 –Business –“Restaurant Site Selection and Expansion Objectives” of this Annual Report on Form 10-K) or agreements to acquire or convert any other restaurant locations or chains to our concept, or to enter into any joint ventures or non-controlling investments. However, we would likely require additional capital resources to take advantage of any of these growth opportunities should they become feasible.

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

We currently do not pay any dividends to our shareholders. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Our Credit Facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay.

As of fiscal 2016, we have cumulatively repurchased approximately $290.5 million shares in accordance with our approved share repurchase plan. We repurchased approximately $95.0 million of these shares during fiscal 2016. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of fiscal 2016, we have approximately $59.5 million available under our current $350 million share repurchase plan approved by our Board of Directors. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of January 3, 2017, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

Inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations. Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the cost of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant customers. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather or other market conditions outside of our control. We are currently unable to contract for certain commodities, such as fluid dairy, fresh seafood and most fresh produce items, for long periods of time. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations.

Many of our restaurant employees are paid hourly rates subject to the federal, state or local minimum wage requirements. Numerous state and local governments have their own minimum wage requirements that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographic areas in which we operate has caused increases in the costs of recruiting and compensating such employees. Certain operating and other costs including health benefits, in compliance with the Patient Protection and Affordable Care Act, taxes, insurance, federal and state exemption rules, and regulatory requirements relating to employees and other outside services continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

SEASONALITY AND ADVERSE WEATHER

Our business is subject to seasonal fluctuations. Additionally, our restaurants are impacted by weather and other seasonal factors that typically impact other restaurant operations. Holidays (and shifts in the holiday calendar) and severe weather including hurricanes, tornados, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

We record total rent payable during the lease term, including rent escalations in which the amount of future rent is certain or can be reasonably calculated on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rents paid and the straight-line rent as deferred rent. Certain leases contain provisions that require additional rent payments based upon restaurant sales volume (“contingent rent”). Contingent rent is accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

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

Stock-Based Compensation

Under our shareholder approved stock-based compensation plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units that generally vest over three to five years and expire ten years from the date of grant. We have also granted performance-based restricted stock units under our shareholder approved stock-based compensation plan that generally vests after three years based on achievement of certain performance targets. Stock-based compensation is measured in accordance with U.S. GAAP based on the underlying fair value of the awards granted. In valuing stock options, we are required to make certain assumptions and judgments regarding the grant date fair value, which we value utilizing the Black-Scholes option-pricing model. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The cash flow tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are required to be classified as financing cash flows.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our future estimated cash payments under existing contractual obligations as of January 3, 2017, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$586,422	$45,685	$88,650	$84,249	$367,838
Purchase obligations (2)	28,721	8,827	12,273	5,098	2,523

Total	$615,143	$54,512	$100,923	$89,347	$370,361

Other Obligations:
Long-term debt	$148,000	$–	$148,000	$–	$–
Standby letters of credit	$14,503	$14,503	$–	$–	$–

Total	$162,503	$14,503	$148,000	$–	$–

(1)	For more detailed description of our operating leases, refer to Note 5 in the accompanying Consolidated Financial Statements.
(2)	Amounts represent non-cancelable commitments for the purchase of goods and other services.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to January 3, 2017. Our aggregate future commitment relating to these leases is $3.5 million and is not included in operating leases above.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $250 million unsecured Credit Facility that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced stock repurchase program and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. We do not believe that a hypothetical 1% adverse change in the interest rates under our Credit Facility would have a material adverse impact on our results of operation or financial condition.

Food and Commodity Price Risks

We purchase food and other commodities for use in our operations based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. Dairy costs can also fluctuate due to government regulation. To manage this risk in part, we attempt to enter into fixed-price purchase commitments, with terms typically up to one year, for some of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for certain commodities or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered or promoted, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements and other data attached hereto beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 3, 2017, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2017, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2017.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BJ’s Restaurants, Inc.

We have audited BJ’s Restaurants, Inc.’s internal control over financial reporting as of January 3, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). BJ’s Restaurants, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BJ’s Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BJ’s Restaurants, Inc. as of January 3, 2017 and December 29, 2015, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 3, 2017, and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 27, 2017

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

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the SEC no later than 120 days after the close of the year ended January 3, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 3, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January  3, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 3, 2017.

See Part II, Item 5 – “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Stock-Based Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 3, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 3, 2017 and December 29, 2015

Consolidated Statements of Income for Each of the Three Fiscal Years in the Period Ended January 3, 2017

Consolidated Statements of Shareholders’ Equity for Each of the Three Fiscal Years in the Period Ended January 3, 2017

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended January 3, 2017

Notes to the Consolidated Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996 and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996 (File No. 3335182-LA) (as amended, the “Registration Statement”).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 to the Form 8-K filed on June 4, 2007.
3.3	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the 2004 Annual Report.
3.4	Certificate of Amendment of Articles of Incorporation, dated June 8, 2010, incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 28, 2010.
4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.
10.1*	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.6 of the Registration Statement.

10.2*	BJ’s Restaurants, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2015).
10.3*	Form of Employee Stock Option Agreement for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on October 31, 2006.
10.4*	Form of Notice of Grant of Stock Option for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.
10.5*	Form of Non-Employee Director Stock Option Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended January 3, 2006.
10.6*	Form of Non-Employee Director Notice of Grant of Stock Option under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended January 3, 2006.
10.7*	Form of Restricted Stock Unit Agreement (non-GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 6, 2007.
10.8*	Form of Restricted Stock Unit Notice (non-GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.
10.9*	Form of Restricted Stock Unit Agreement (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended January 1, 2013.
10.10*	Form of Equity Award Certificate (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.11*	Form of Stock Option Agreement (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.12*	Form of Option Grant Notice (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.13*	Form of Restricted Stock Unit Agreement for non-employee directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.14*	Form of Restricted Stock Unit Award Certificate for non-employee directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.
10.15*	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on or about March 14, 2008.
10.16*	Employment Agreement dated April 6, 2010, between the Company and Gerald W. Deitchle, incorporated by reference to Form 8-K filed on April 12, 2010.
10.17*	Employment Agreement, dated September 6, 2005, between the Company and Gregory S. Levin, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 3, 2005.
10.18*	Employment Agreement, dated March 2, 2011, between the Company and Kendra D. Miller, incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 4, 2011.
10.19*	Employment Agreement dated October 28, 2012, between the Company and Gregory A. Trojan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 29, 2012.
10.20*	Employment Agreement dated January 28, 2013, between the Company and Brian S. Krakower, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.
10.21*	Consulting Agreement, dated February 1, 2013, between the Company and Gerald W. Deitchle, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.
10.22*	Employment Agreement dated July 9, 2014, between the Company and Kevin E. Mayer, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2014.
10.23*	Employment Agreement dated November 7, 2016, between the Company and Jeffrey H. Fowler.
10.24	[Reserved]
10.25	[Reserved]
10.26	Second Amended and Restated Credit Agreement, dated November 18, 2016, between the Company and Bank of America, N.A. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 18, 2016).
10.27*	BJ’s Restaurants, Inc. 2011 Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2016, with respect to the 2016 Annual Meeting of Shareholders).

10.28*	Form of Performance Stock Unit Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 5, 2014.
21	List of Significant Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.
101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-K for the year ended January 3, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
	By:	/s/ Gregory A. Trojan
Gregory A. Trojan
February 27, 2017		President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ GREGORY A. TROJAN
Gregory A. Trojan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2017

By: /s/ GREGORY S. LEVIN
Gregory S. Levin	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 27, 2017

By: /s/ PETER A. BASSI
Peter A. Bassi	Lead Independent Director	February 27, 2017

By: /s/ LARRY D. BOUTS
Larry D. Bouts	Director	February 27, 2017

By: /s/ JAMES A. DAL POZZO
James A. Dal Pozzo	Director	February 27, 2017

By: /s/ GERALD W. DEITCHLE
Gerald W. Deitchle	Chairman of the Board and Director	February 27, 2017

By: /s/ NOAH A. ELBOGEN
Noah A. Elbogen	Director	February 27, 2017

By: /s/ WESLEY A. NICHOLS
Wesley A. Nichols	Director	February 27, 2017

By: /s/ LEA ANNE S. OTTINGER
Lea Anne S. Ottinger	Director	February 27, 2017

By: /s/ PATRICK D. WALSH
Patrick D. Walsh	Director	February 27, 2017

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of BJ’s Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. as of January 3, 2017 and December 29, 2015, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 3, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BJ’s Restaurants, Inc. at January 3, 2017 and December 29, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BJ’s Restaurants, Inc.’s internal control over financial reporting as of January 3, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 27, 2017

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 3, 2017	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$22,761	$34,604
Accounts and other receivables, net	14,698	25,364
Inventories, net	9,907	8,893
Prepaid expenses and other current assets	11,324	7,171
Deferred income taxes	18,383	16,971

Total current assets	77,073	93,003

Property and equipment, net	601,324	561,832
Goodwill	4,673	4,673
Other assets, net	25,809	22,157

Total assets	$708,879	$681,665

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$31,145	$33,033
Accrued expenses	94,553	83,861

Total current liabilities	125,698	116,894

Deferred income taxes	55,154	46,669
Deferred rent	30,424	27,627
Deferred lease incentives	54,119	53,837
Long-term debt	148,000	100,500
Other liabilities	20,587	19,655

Total liabilities	433,982	365,182
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 22,332 and 24,672 shares issued and outstanding as of January 3, 2017 and December 29, 2015, respectively	–	7,367
Capital surplus	66,200	63,290
Retained earnings	208,697	245,826

Total shareholders’ equity	274,897	316,483

Total liabilities and shareholders’ equity	$708,879	$681,665

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Included in accounts payable for fiscal years 2016 and 2015 is $5,782 and $4,320, respectively, of related party trade payables. See Note 11 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2016	2015	2014
Revenues	$993,052	$919,597	$845,569
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	251,460	226,942	212,979
Labor and benefits	345,370	317,050	298,703
Occupancy and operating (1)	204,583	192,739	182,149
General and administrative	55,373	53,827	51,558
Depreciation and amortization	64,275	59,417	55,387
Restaurant opening	6,977	6,562	4,973
Loss on disposal and impairment of assets	2,971	2,908	1,963
Gain on lease termination, net	–	(2,910)	–
Legal and other settlements	402	–	2,431

Total costs and expenses	931,411	856,535	810,143

Income from operations	61,641	63,062	35,426

Other (expense) income:
Interest (expense), net	(1,730)	(1,015)	(238)
Other income, net	1,180	60	1,135

Total other (expense) income	(550)	(955)	897

Income before income taxes	61,091	62,107	36,323

Income tax expense	15,534	16,782	8,926

Net income	$45,557	$45,325	$27,397

Net income per share:
Basic	$1.91	$1.76	$0.99

Diluted	$1.88	$1.73	$0.97

Weighted average number of shares outstanding:
Basic	23,824	25,718	27,710

Diluted	24,233	26,231	28,316

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Included in cost of sales for fiscal years 2016, 2015, and 2014 are $81,789, $78,887 and $77,783, respectively, of related party costs. Included in operating and occupancy for fiscal years 2016, 2015, and 2014 are $9,041, $8,507 and $8,899, respectively, of related party costs. See Note 11 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2013	28,295	$182,491	$45,841	$173,104	$401,436
Exercise of stock options	667	11,480	–	–	11,480
Issuance of restricted stock units	103	–	(445)	–	(445)
Repurchase of common stock	(2,836)	(100,000)	–	–	(100,000)
Stock-based compensation	–	–	5,018	–	5,018
Tax benefit from stock option exercises	–	–	3,803	–	3,803
Net income	–	–	–	27,397	27,397

Balance, December 30, 2014	26,229	93,971	54,217	200,501	348,689
Exercise of stock options	432	8,945	(534)	–	8,411
Issuance of restricted stock units	80	–	(293)	–	(293)
Repurchase of common stock	(2,069)	(95,549)	–	–	(95,549)
Stock-based compensation	–	–	5,680	–	5,680
Tax benefit from stock option exercises	–	–	4,220	–	4,220
Net income	–	–	–	45,325	45,325

Balance, December 29, 2015	24,672	7,367	63,290	245,826	316,483
Exercise of stock options	88	2,931	(805)	–	2,126
Issuance of restricted stock units	53	2,002	(2,325)	–	(323)
Repurchase and retirement of common stock	(2,481)	(12,300)	–	(82,686)	(94,986)
Stock-based compensation	–	–	5,707	–	5,707
Tax benefit from stock option exercises	–	–	333	–	333
Net income	–	–	–	45,557	45,557

Balance, January 3, 2017	22,332	$ –	$66,200	$208,697	$274,897

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2016	2015	2014
Cash flows from operating activities:
Net income	$45,557	$45,325	$27,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,275	59,417	55,387
Deferred income taxes	7,073	5,319	4,416
Stock-based compensation expense	5,527	5,395	4,855
Loss on disposal and impairment of assets	2,971	2,908	1,963
Gain on lease termination, net	–	(2,910)	–
Changes in assets and liabilities:
Accounts and other receivables	9,904	(994)	(5,393)
Landlord contribution for tenant improvements	762	426	(627)
Inventories, net	(1,014)	(883)	(577)
Prepaid expenses and other current assets	(5,065)	1,477	(1,662)
Other assets, net	(5,257)	(3,282)	(2,706)
Accounts payable	542	(1,983)	842
Accrued expenses	10,692	11,274	12,179
Deferred rent	2,797	2,947	2,532
Deferred lease incentives	282	2,753	(248)
Other liabilities	(687)	35	1,682

Net cash provided by operating activities	138,359	127,224	100,040

Cash flows from investing activities:
Purchases of property and equipment	(109,363)	(86,070)	(88,124)
Proceeds from sale of assets	4,511	3,478	13,143
Proceeds from marketable securities sold	–	–	18,950
Purchases of marketable securities	–	–	(9,159)

Net cash used in investing activities	(104,852)	(82,592)	(65,190)

Cash flows from financing activities:
Borrowings on line of credit	1,179,800	529,400	125,000
Payments on line of credit	(1,132,300)	(486,900)	(67,000)
Excess tax benefit from stock-based compensation	333	4,220	3,803
Taxes paid on vested stock units under employee plans	(323)	(293)	(445)
Proceeds from exercise of stock options	2,126	8,411	11,480
Repurchases of common stock	(94,986)	(95,549)	(100,000)

Net cash used in financing activities	(45,350)	(40,711)	(27,162)

Net (decrease) increase in cash and cash equivalents	(11,843)	3,921	7,688
Cash and cash equivalents, beginning of year	34,604	30,683	22,995

Cash and cash equivalents, end of year	$22,761	$34,604	$30,683

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,803	$12,097	$4,936

Cash paid for interest, net of capitalized interest	$1,351	$503	$175

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets accrued in accounts payable	$8,485	$10,915	$10,294

Stock-based compensation capitalized	$180	$285	$213

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company,” “BJ’s,” “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants and to develop additional BJ’s restaurants. As of January 3, 2017, we owned and operated 187 restaurants located in 24 states. Each of our restaurants is currently operated as a BJ’s Restaurant & Brewhouse®, BJ’s Restaurant & Brewery®, BJ’s Pizza & Grill® or BJ’s Grill®. During fiscal 2016, we opened 17 new restaurants and closed our Century City, California restaurant as a result of our landlord exercising their right to terminate our lease in return for a termination fee due to the mall being remodeled and reconfigured. Several of our BJ’s Restaurant & Brewery® locations, in addition to our two brewpub locations in Texas, brew our signature, proprietary craft BJ’s beer. All of our other restaurants receive their BJ’s beer either from one of our restaurant brewing operations, our Texas brewpubs and/or independent third party brewers using our proprietary recipes.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2016 ended on January 3, 2017 and consisted of 53 weeks of operations. Fiscal years 2015 and 2014 ended on December 29, 2015, and December 30, 2014, respectively, and consisted of 52 weeks of operations.

Segment Disclosure

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 280, Segment Reporting, establishes standards for disclosures about products and services, geographic areas and major customers. We currently operate in one operating segment: casual dining company-owned restaurants. Additionally, we operate in one geographic area: the United States of America.

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic No. 842). This guidance requires the recognition of most leases on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Currently, all of our restaurant and our restaurant support center leases are accounted for as operating leases and, therefore, are not recorded within our balance sheet. We are currently evaluating the impact that this guidance will have on our consolidated financial statements as well as the expected adoption method.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic No. 718). This guidance will change how companies account for certain aspects of share-based payments to employees. Companies will be required to recognize the difference between the estimated and the actual tax impact of awards within the income statement when the awards vest or are settled, and additional paid-in capital (“APIC”) pools will be eliminated. This ASU also impacts the classification of awards as either equity or liabilities and the classification of share-based transactions within the statement of cash flows. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic No. 606). ASU 2014-09 provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services and expands related disclosure requirements. ASU 2016-10 clarifies ASU 2014-09 to address the potential for diversity in practice at the adoption. ASU 2016-10 is effective for annual and interim reporting periods beginning after December 15, 2017, and early application is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements as well as the expected adoption method.

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

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate an impairment may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If it is concluded that this is the case, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit is greater than the estimated fair value, an impairment charge is recorded for the difference between the implied fair value of goodwill and its carrying amount. To calculate the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their relative fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. This adjusted carrying value becomes the new goodwill accounting basis value. We did not record any impairment to goodwill during fiscal 2016, 2015 or 2014.

Intangible Assets

Definite-lived intangible assets are comprised of trademarks and are amortized over their estimated useful lives of ten years. Definite-lived intangible assets are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. Indefinite-lived intangible assets are not subject to amortization and tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. We did not record any impairment of intangible assets during 2016, 2015 or 2014. Intangible assets are included in “Other assets, net” on the accompanying Consolidated Balance Sheets.

Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. These assets are generally reviewed for impairment in total as well as on a restaurant by restaurant basis. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The recoverability is assessed by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. If the carrying amount is greater than the anticipated undiscounted cash flows, an impairment charge is recorded as the difference between the carrying amount and the assets estimated fair value. In fiscal 2015 and 2014, we recorded impairment expense of $0.4 million and $0.3 million, respectively, which is included in “Loss on disposal of assets and impairments” in the Consolidated Statements of Income. We did not incur an impairment expense in fiscal 2016.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point-of-sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Revenues from the sale of gift cards are deferred and recognized upon redemption. Deferred gift card revenue, included in “Accrued expenses” on the accompanying Consolidated Balance Sheets, was $13.0 million and $11.4 million as of January 3, 2017 and December 29, 2015, respectively. We recognize gift card breakage income when the likelihood of the redemption of the cards becomes remote, which is typically 24 months after original issuance. Gift card breakage income is recorded in “Other income, net” on the Consolidated Statements of Income.

Customer Loyalty Program

Our “BJ’s Premier Rewards” customer loyalty program enables participants to earn points for each qualifying purchase. The points can then be redeemed for rewards including food discounts and other items. We measure our total rewards obligation based on the estimated number of customers that will ultimately earn and claim rewards under the program, and record the estimated related expense as reward points accumulate. These expenses are accrued for and recorded as marketing expenses and are included in “Occupancy and operating” expenses on our Consolidated Statements of Income.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2016, 2015, and 2014 was approximately $18.9 million, $20.5 million and $19.2 million, respectively. Advertising costs are primarily included in “Occupancy and operating” expenses on our Consolidated Statements of Income.

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

We recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained through an audit, based on the technical merits of the position. Interest and penalties related to uncertain tax positions are included in income tax expense.

Restaurant Opening Expense

Restaurant payroll, supplies, training, other start-up costs and rent expense incurred prior to the opening of a new restaurant are expensed as incurred.

Gain on Lease Termination

On August 3, 2015, the landlord of our Century City, California restaurant notified us that they were exercising their right to terminate our lease in return for a $6.0 million termination fee. Our Century City restaurant was located at The Westfield Century City Mall, which was being significantly reconfigured and renovated, requiring the restaurant to be closed by the end of January 2016. As a result of the forced lease termination, we recorded a $6.0 million termination fee receivable in accordance with our lease provision. This fee offset by the remaining net book value of the restaurants fixed assets resulted in a $2.9 million net gain. In January 2016, we received the $6.0 million termination fee from the landlord.

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

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. We expense rent from possession date through the restaurant opening date as restaurant opening expense within our statement of operations. Once a restaurant opens for business, we record straight-line rent over the probable lease term plus contingent rent to the extent it exceeds the minimum rent obligation per the lease agreement.

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

Management makes judgments regarding the probable term for each restaurant property lease and applies these selected terms consistently to each lease. These judgments can impact the classification and accounting for a lease as capital or operating, the calculation of straight-line rent, and the term over which leasehold improvements are amortized. These judgments produce materially different amounts of depreciation, amortization and rent expense than would be reported if different lease terms were used.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards (stock options and restricted stock units) that were included in the dilutive net income per share computation (in thousands):

	Fiscal Year
	2016	2015	2014
Numerator:
Net income for basic and diluted net income per share	$45,557	$45,325	$27,397

Denominator:
Weighted-average shares outstanding - basic	23,824	25,718	27,710
Dilutive effect of equity awards	409	513	606

Weighted-average shares outstanding - diluted	24,233	26,231	28,316

At January 3, 2017, December 29, 2015, and December 30, 2014, there were approximately 0.3 million, 0.2 million, and 0.8 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

Stock-Based Compensation

Under our shareholder approved stock-based compensation plans, we have granted incentive stock options, non-qualified stock options, and restricted stock units (“RSUs”), including performance and time-based restricted stock units, that generally vest over three to five years and expire ten years from the date of grant. Stock-based compensation is recorded in accordance with U.S. GAAP based on the underlying estimated fair value of the awards granted. In valuing stock options, we are required to make certain assumptions and judgments regarding the inputs to the Black-Scholes option-pricing model. These inputs include expected volatility, risk free interest rate, expected option life, dividend yield and expected vesting percentage. These estimations and judgments involve many different variables that, in many cases, are outside of our control. Changes in these variables may significantly impact the compensation cost recognized for these grants resulting in a significant impact to our financial results. The tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock options (excess tax benefits) are classified as financing cash flows within the Consolidated Statements of Cash Flows.

2. Accounts and Other Receivables

Accounts and other receivables consisted of the following (in thousands):

	January 3, 2017	December 29, 2015
Credit cards	$5,272	$6,282
Third party gift cards	3,016	2,933
Tenant improvement allowances	4,517	5,279
Income taxes	1,255	4,039
Lease termination fee	–	6,000
Other	638	831

	$14,698	$25,364

3. Property and Equipment

	January 3, 2017	December 29, 2015
Land	$10,933	$8,658
Building improvements	344,450	308,875
Leasehold improvements	240,811	222,157
Furniture and fixtures	128,582	116,308
Equipment	258,356	230,790

	983,132	886,788
Less accumulated depreciation and amortization	(404,702)	(345,765)

	578,430	541,023
Construction in progress	22,894	20,809

Property and equipment, net	$601,324	$561,832

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	January 3, 2017	December 29, 2015
Payroll related	$26,374	$20,984
Workers’ compensation	19,834	19,753
Deferred revenue from gift cards	12,968	11,363
Sales taxes	7,044	5,332
Other taxes	5,089	4,992
Deferred lease incentives - current	4,568	4,268
Other current rent related	2,908	2,482
Utilities	1,981	2,026
Customer loyalty program	2,780	2,424
Merchant cards	1,782	1,277
Other	9,225	8,960

	$94,553	$83,861

5. Commitments and Contingencies

Leases

We lease our restaurant and office facilities under non-cancelable operating leases with remaining terms ranging from approximately 10 to 20 years and renewal options ranging from 5 to 20 years. Rent expense for fiscal 2016, 2015, and 2014 was $42.8 million, $39.4 million, and $35.9 million, respectively.

We have certain operating leases that contain fixed rent escalation clauses or rent escalation clauses in which the amount of the future rent can be calculated. Total rent due for these leases is expensed on a straight-line basis over each respective lease term, resulting in deferred rent of approximately $30.4 million and $27.6 million at January 3, 2017 and December 29, 2015, respectively. The deferred rent will be amortized to rent expense over each respective lease term.

A number of our leases require us to pay contingent rent based on a percentage of sales above a specified minimum. Total contingent rent included within rent expense for fiscal 2016, 2015, and 2014 was approximately $3.8 million, $3.6 million, and $3.5 million, respectively.

Future minimum annual rent payments under non-cancelable operating leases are as follows (in thousands):

2017	$45,685
2018	45,283
2019	43,367
2020	42,390
2021	41,859
Thereafter	367,838

$586,422

Additionally, we have entered into lease agreements related to the construction of future restaurants with commencement dates subsequent to January 3, 2017. Our aggregate future commitment relating to these leases is $3.5 million and is not included in the above future minimum annual rent payments.

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

Letters of Credit

We have irrevocable standby letters of credit outstanding, as required under our workers’ compensation insurance arrangements, of $14.5 million as of January 3, 2017. Our standby letters of credit automatically renew each October 31 for one year unless 30 days’ notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit issued under our Credit Facility reduce the amount available for borrowing.

Other Commitments

We have severance and employment agreements with certain of our executive officers that provide for payments to those officers in the event of a termination of their employment as a result of a change in control of the Company, or without cause, as defined in those agreements. Aggregate payments totaling approximately $2.0 million would have been required by those agreements had all such officers terminated their employment for those reasons as of January 3, 2017. Additionally, our future estimated cash payments under existing contractual purchase obligations for goods and services as of January 3, 2017, are approximately $28.7 million.

6. Long-Term Debt

Line of Credit

On November 18, 2016, we entered into a Second Amended and Restated Credit Agreement amendment to our existing loan agreement (“Credit Facility”) dated September 3, 2014, pursuant to which we increased the amount available under our revolving loan by an additional $50 million. The Credit Facility, which matures on November 18, 2021, now provides us with revolving loan commitments totaling $250 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility are unsecured. As of January 3, 2017, there were borrowings of $148.0 million and letters of credit totaling approximately $14.5 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $87.5 million as of January 3, 2017. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during fiscal 2016 was approximately 1.53%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At January 3, 2017, we were in compliance with these covenants.

Interest expense related to the borrowings under the Credit Facility for fiscal 2016, 2015, and 2014 was approximately $1.4 million, $0.5 million and $0.1 million, respectively. We also capitalized approximately $0.2 million of interest expense related to new restaurant construction during fiscal 2016 and fiscal 2015.

7. Shareholders’ Equity

Preferred Stock

We are authorized to issue 5.0 million shares of one or more series of preferred stock and we are authorized to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at January 3, 2017 or December 29, 2015. We currently have no plans to issue shares of preferred stock.

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

Stock Repurchases

During fiscal 2016, we repurchased and retired approximately 2.5 million shares of our common stock at an average price of $38.28 per share for a total of $95.0 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of January 3, 2017, approximately $59.5 million remains available for additional repurchases under our $350 million authorized share repurchase program.

8. Income Taxes

Income tax expense (benefit) for the last three fiscal years consists of the following (in thousands):

	Fiscal Year
	2016	2015	2014
Current:
Federal	$6,034	$8,161	$3,990
State	2,427	3,302	520

	8,461	11,463	4,510
Deferred:
Federal	6,869	5,278	3,381
State	204	41	1,035

	7,073	5,319	4,416

Income tax expense	$15,534	$16,782	$8,926

Income tax expense for the last three fiscal years differs from the amount that would result from applying the federal statutory rate as follows:

	Fiscal Year
	2016	2015	2014
Income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	3.7	1.0
Permanent differences	–	0.2	0.1
Income tax credits	(11.9)	(12.5)	(10.9)
Other, net	(1.0)	0.6	(0.6)

	25.4%	27.0%	24.6%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	January 3, 2017	December 29, 2015
Current deferred income tax asset:
State tax	$985	$885
Gift cards	1,521	988
Accrued expenses	13,752	13,839
Other	2,193	1,398
Valuation allowance	(68)	(139)

Total current deferred income tax asset	18,383	16,971

Non-current deferred income tax asset (liability):
Property and equipment	(80,842)	(77,120)
Intangible assets	(2,085)	(2,048)
Smallwares	(5,488)	(5,038)
Accrued expenses	6,255	5,942
Stock-based compensation	6,152	5,346
Deferred rent	11,637	10,874
Income tax credits	6,559	13,188
Net operating losses	785	562
Other	2,071	2,079
Valuation allowance	(198)	(454)

Total non-current deferred income tax liability	(55,154)	(46,669)

Net deferred income tax liability	$(36,771)	$(29,698)

At January 3, 2017, we had federal and California income tax credit carryforwards of approximately $6.5 million and $1.4 million, respectively, consisting primarily of the credit for FICA taxes paid on reported employee tip income and California enterprise zone credits. The FICA tax credits will begin to expire in 2034 and the California enterprise zone credits will begin to expire in 2023.

As of January 3, 2017 and December 29, 2015, we have recorded a valuation allowance against certain state net operating loss and tax credit carryforwards of $0.3 million and $0.6 million, respectively, net of federal benefit which are not more likely than not to be realized prior to expiration. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 3, 2017, the amount recorded for interest and penalties changed for tax positions taken in the current year.

As of January 3, 2017, unrecognized tax benefits recorded was approximately $1.2 million, of which approximately $0.9 million, if reversed would impact our effective tax rate. We anticipate no change in our liability for unrecognized tax benefits within the next twelve-month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2013	$219
Increase for tax positions taken in prior years	1,798
Decrease for tax positions taken in prior years	(52)
Increase for tax positions taken in current year	317
Decrease for statute expiration	(109)

Balance at December 30, 2014	2,173
Increase for tax positions taken in prior years	474
Increase for tax positions taken in current year	386
Lapse in statute of limitations	(35)

Balance at December 29, 2015	2,998
Increase for tax positions taken in prior years	126
Decrease for tax positions taken in prior years	(2,037)
Increase for tax positions taken in current year	188
Lapse in statute of limitations	(30)

Balance at January 3, 2017	$1,245

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of January 3, 2017, the earliest tax year still subject to examination by the Internal Revenue Service is 2013. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2012.

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

The following table presents information for the classification of the related to stock-based compensation (in thousands):

	Fiscal Year
	2016	2015	2014
Labor and benefits	$1,786	$1,427	$1,456
General and administrative	$3,741	$3,968	$3,167
Legal and other settlements	$–	$–	$232
Capitalized (1)	$180	$285	$213

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2016	2015	2014
Expected volatility	35.8%	37.0%	37.7%
Risk free interest rate	1.51%	1.39%	1.64%
Expected option life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Fair value of options granted	$14.08	$16.33	$10.78

The exercise price of the stock options grants under our stock-based compensation plan is required to equal or exceed the fair market value of the shares on the grant date. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2013	2,049	$22.82	1,514	$18.74	3.9
Granted	231	$30.49
Exercised	(665)	$17.21
Forfeited	(93)	$36.33

Outstanding at December 30, 2014	1,522	$25.62	1,008	$21.46	4.2
Granted	175	$47.38
Exercised	(432)	$19.46
Forfeited	(41)	$35.02

Outstanding at December 29, 2015	1,224	$30.59	729	$25.41	4.9
Granted	146	$41.78
Exercised	(88)	$24.03
Forfeited	(55)	$40.56

Outstanding at January 3, 2017	1,227	$31.95	802	$27.73	4.5

Information relating to significant option groups outstanding as of January 3, 2017, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$9.37 – $16.63	60	1.46	$12.70	60	$12.70
$18.86 – $18.86	276	2.99	$18.86	276	$18.86
$20.81 – $29.88	147	6.13	$28.21	80	$26.91
$30.39 – $34.24	111	6.31	$33.44	74	$33.61
$34.29 – $34.29	245	5.92	$34.29	196	$34.29
$34.89 – $42.41	184	7.75	$40.12	49	$36.44
$42.94 – $47.04	174	7.38	$46.25	60	$45.94
$48.64 – $51.08	13	6.00	$49.71	4	$49.65
$52.47 – $52.47	6	8.15	$52.47	1	$52.47
$52.98 – $52.98	11	8.16	$52.98	2	$52.98

$9.37 – $52.98	1,227	5.62	$31.95	802	$27.73

As of January 3, 2017, total unrecognized stock-based compensation expense related to non-vested stock options was $3.8 million, which is generally expected to be recognized over the next five years.

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2013	433	$33.23
Granted	130	$31.71
Vested or released	(80)	$21.36
Forfeited	(56)	$35.60

Outstanding at December 30, 2014	427	$34.66
Granted	148	$47.99
Vested or released	(89)	$29.75
Forfeited	(57)	$39.43

Outstanding at December 29, 2015	429	$39.63
Granted	155	$40.82
Vested or released	(63)	$39.47
Forfeited	(61)	$42.12

Outstanding at January 3, 2017	460	$39.75

The fair value of time-based RSUs is the quoted market value of our common stock on the date of grant. The fair value of each time-based RSU is expensed over the vesting period (e.g., five years). As of January 3, 2017, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $8.8 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2013	–	$–
Granted	36	$32.49
Vested or released	–	$–
Forfeited	(6)	$32.49

Outstanding at December 30, 2014	30	$32.49
Granted	–	$–
Vested or released	–	$–
Forfeited	(1)	$32.49

Outstanding at December 29, 2015	29	$32.49
Granted	32	$42.41
Vested or released	–	$–
Forfeited	(7)	$36.37

Outstanding at January 3, 2017	54	$37.87

The fair value of performance-based RSUs is the quoted market value of our common stock on the date of grant. The fair value of each performance-based RSU is recognized when it is probable the performance goal will be achieved. As of January 3, 2017, total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $0.8 million, which is generally expected to be recognized over the next three years.

10. Employee Benefit Plans

We maintain a voluntary, contributory 401(k) plan for eligible employees. Employees may elect to contribute up to the IRS maximum for the plan year. Additionally, eligible participants may also elect catch-up contributions as provided for by the IRS. Our executive officers and other highly compensated employees are not eligible to participate in the 401(k) plan. Employee contributions are matched by us at a rate of 33% for the first 6% of deferred earnings. We contributed approximately $0.5 million, $0.6 million, and $0.3 million in fiscal 2016, 2015, and 2014, respectively.

We also maintain a non-qualified deferred compensation plan (the “DCP”) for our executive officers and other highly compensated employees, as defined in the DCP, who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by the Company’s compensation committee. During fiscal 2016, there were no Company contributions made or accrued. We pay for related administrative costs, which were not significant during fiscal 2016. Employee deferrals are deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts, reflected in “Other assets, net” on our Consolidated Balance Sheets, was $6.2 million and $5.5 million as of January 3, 2017 and December 29, 2015, respectively. Our obligation to participating employees, included in “Other liabilities” on the accompanying Consolidated Balance Sheets, was $6.0 million and $4.8 million as of January 3, 2017 and December 29, 2015, respectively. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Income.

11. Related Party Transactions

The Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) is one of our shareholders and James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with DMA, is currently our largest supplier of food, beverage, paper products and supplies. We began using DMA for our national foodservice distribution in July 2006. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. Under the terms of our agreement with DMA, Jacmar is required to sell products to us at the same prices as the other DMA distributors. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other third party vendors and are included in “Cost of sales” on the Consolidated Statements of Income.

The cost of food, beverage, paper products and supplies provided by Jacmar included within cost of sales and occupancy and operating expenses consisted of the following (in thousands):

	Fiscal Year
	2016		2015		2014
Cost of Sales:
Third party suppliers	$169,671	67.5%	$148,055	65.2%	$135,196	63.5%
Jacmar	81,789	32.5	78,887	34.8	77,783	36.5

Total Cost of Sales	$251,460	100.0%	$226,942	100.0%	$212,979	100.0%

Occupancy and Operating:
Third party suppliers	$195,542	95.6%	$184,232	95.6%	$173,250	95.1%
Jacmar	9,041	4.4	8,507	4.4	8,899	4.9

Total Occupancy and Operating	$204,583	100.0%	$192,739	100.0%	$182,149	100.0%

The amounts included in trade payables related to Jacmar consisted of the following (in thousands):

	January 3, 2017	December 29, 2015
Third party suppliers	$25,363	$28,713
Jacmar	5,782	4,320

Total Accounts Payable	$31,145	$33,033

12. Selected Consolidated Quarterly Financial Data (Unaudited)

Our summarized unaudited consolidated quarterly financial data is the following (in thousands, except per share data):

	March 29, 2016	June 28, 2016	September 27, 2016	January 3, 2017
Total revenues	$243,401	$250,328	$233,702	$265,621
Income from operations	$16,393	$19,561	$9,071	$16,616
Net income	$11,644	$13,789	$7,237	$12,887
Basic net income per share (1)	$0.48	$0.57	$0.30	$0.56
Diluted net income per share (1)	$0.47	$0.56	$0.30	$0.55

	March 31, 2015	June 30, 2015	September 29, 2015	December 29, 2015
Total revenues	$225,069	$232,013	$229,412	$233,103
Income from operations	$13,092	$17,581	$16,511	$15,878
Net income	$9,615	$12,438	$12,364	$10,908
Basic net income per share (1)	$0.37	$0.48	$0.48	$0.43
Diluted net income per share (1)	$0.36	$0.47	$0.48	$0.43

(1)	Basic and diluted net income per share calculations for each quarter is based on the weighted average diluted shares outstanding for that quarter and may not sum to the full year total amount as presented on the Consolidated Statements of Income.