Form 10-Q
period 2017-04-04
BJs RESTAURANTS INC
filed 2017-05-09
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (do not check if smaller reporting company)	☐ Smaller reporting company

☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑.

As of May 5, 2017, there were 21,558,356 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 4, 2017	January 3, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,562	$22,761
Accounts and other receivables, net	12,668	14,698
Inventories, net	10,192	9,907
Prepaid expenses and other current assets	10,624	11,324

Total current assets	57,046	58,690

Property and equipment, net	609,836	601,324
Goodwill	4,673	4,673
Other assets, net	27,520	26,625

Total assets	$699,075	$691,312

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$32,341	$31,145
Accrued expenses	82,416	94,553

Total current liabilities	114,757	125,698

Deferred income taxes	39,201	37,587
Deferred rent	31,038	30,424
Deferred lease incentives	53,654	54,119
Long-term debt	182,700	148,000
Other liabilities	20,931	20,587

Total liabilities	442,281	416,415

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	–	–
Common stock, no par value, 125,000 shares authorized and 21,572 and 22,332 shares issued and outstanding as of April 4, 2017 and January 3, 2017, respectively	–	–
Capital surplus	66,084	66,200
Retained earnings	190,710	208,697

Total shareholders’ equity	256,794	274,897

Total liabilities and shareholders’ equity	$699,075	$691,312

See accompanying notes to unaudited consolidated financial statements.

(1)	Included in accounts payable as of April 4, 2017 and January 3, 2017 is $4,202 and $5,782, respectively, of related party trade payables. See Note 4 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For The Thirteen Weeks Ended
	April 4, 2017	March 29, 2016
Revenues	$257,816	$243,401
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	65,395	60,640
Labor and benefits	92,383	84,778
Occupancy and operating (1)	53,944	49,073
General and administrative	14,296	14,362
Depreciation and amortization	16,749	15,598
Restaurant opening	1,413	1,439
Loss on disposal and impairment of assets	687	749
Legal and other settlements	–	369

Total costs and expenses	244,867	227,008

Income from operations	12,949	16,393

Other (expense) income:
Interest expense, net	(888)	(387)
Other income, net	785	397

Total other (expense) income	(103)	10

Income before income taxes	12,846	16,403

Income tax expense	3,580	4,759

Net income	$9,266	$11,644

Net income per share:
Basic	$0.42	$0.48

Diluted	$0.42	$0.47

Weighted average number of shares outstanding:
Basic	21,932	24,278

Diluted	22,313	24,691

See accompanying notes to unaudited consolidated financial statements.

(1)	Included in cost of sales for the thirteen weeks ended April 4, 2017 and March 29, 2016 are $20,077 and $20,119, respectively, of related party costs. Included in operating and occupancy for the thirteen weeks ended April 4, 2017 and March 29, 2016 are $2,279 and $2,159, respectively, of related party costs. See Note 4 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Thirteen Weeks Ended
	April 4, 2017	March 29, 2016
Cash flows from operating activities:
Net income	$9,266	$11,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,749	15,598
Deferred income taxes	1,614	1,891
Stock-based compensation expense	1,636	1,550
Loss on disposal and impairment of assets	687	749
Changes in assets and liabilities:
Accounts and other receivables	2,493	10,715
Landlord contribution for tenant improvements	(463)	1,589
Inventories, net	(285)	(333)
Prepaid expenses and other current assets	562	1,150
Other assets, net	(1,018)	(726)
Accounts payable	1,829	252
Accrued expenses	(12,137)	1,991
Deferred rent	614	652
Deferred lease incentives	(465)	(37)
Other liabilities	344	132

Net cash provided by operating activities	21,426	46,817

Cash flows from investing activities:
Purchases of property and equipment	(26,254)	(25,333)

Net cash used in investing activities	(26,254)	(25,333)

Cash flows from financing activities:
Borrowings on line of credit	528,400	200,000
Payments on line of credit	(493,700)	(205,000)
Excess tax benefit from stock-based compensation	–	45
Taxes paid on vested stock units under employee plans	(235)	(196)
Proceeds from exercise of stock options	159	543
Repurchases of common stock	(28,995)	(24,530)

Net cash provided by (used in) financing activities	5,629	(29,138)

Net increase (decrease) in cash and cash equivalents	801	(7,654)
Cash and cash equivalents, beginning of period	22,761	34,604

Cash and cash equivalents, end of period	$23,562	$26,950

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,284	$2,106

Cash paid for interest, net of capitalized interest	$726	$325

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable	$7,852	$11,939

Stock-based compensation capitalized	$66	$78

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. (referred to herein as the “Company,” “we,” “us” and “our”) and our wholly owned subsidiaries. The financial statements presented herein include all material adjustments which are, in the opinion of management, necessary for a fair presentation of our financial condition, results of operations and cash flows for the period. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended January 3, 2017. The disclosures included in our accompanying interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K.

Reclassifications

Certain reclassifications of prior period’s financial statement amounts have been made to conform to the current period’s format.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This guidance requires the recognition of most leases on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Currently, all of our restaurant and our restaurant support center leases are accounted for as operating leases, and therefore are not recorded within our balance sheet. We are currently evaluating the impact that this guidance will have on our consolidated financial statements as well as the expected adoption method.

In April 2016, the FASB issued ASU 2016-10, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services and expands related disclosure requirements. ASU 2016-10 clarifies ASU 2014-09 to address the potential for diversity in practice at the adoption. ASU 2016-10 is effective for annual and interim reporting periods beginning after December 15, 2017, and early application is permitted. We expect to adopt this standard using the full retrospective method.

The majority of the Company’s revenues are from food and beverage sales at our restaurants. ASU 2014-09 will not have an impact on revenue recognition related to food and beverage sales unless the sales are to a customer participating in our loyalty program. Currently, we measure our total loyalty rewards obligation based on the estimated number of customers who will earn and ultimately claim rewards under the program, and we record the estimated related expense as reward points accumulate. These expenses are accrued for and recorded as marketing expenses and are included in “Occupancy and operating” expenses on our Consolidated Statements of Income. Under ASU 2016-10, we will be required to allocate the transaction price between the goods delivered and the future goods that will be delivered, using the loyalty points earned, on a relative standalone selling price basis. The portion of the transaction price allocated to the future loyalty rewards will be deferred until the related loyalty rewards are redeemed. We will no longer record marketing expense related to loyalty points earned. The new standard will not impact the way we account for gift card breakage. We are in the process of quantifying the impact of adopting the new standard.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This guidance changed how companies account for certain aspects of share-based payments to employees. Companies are now required to recognize the difference between the estimated and the actual tax impact of awards within the income statement when the awards vest or are settled, and additional paid-in capital (“APIC”) pools are eliminated. This ASU also impacted the classification of awards as either equity or liabilities and the classification of share-based transactions within the statement of cash flows. We adopted ASU 2016-09 during the quarter. The impact of the adoption of this standard was $0.08 million of additional income tax expense within our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This guidance requires deferred tax liabilities and assets to be classified as non-current in a classified balance sheet. We adopted ASU 2015-17 during the quarter. The adoption of this standard resulted in the reclassification of $18.4 million from current to long-term deferred taxes on April 4, 2017, and January 3, 2017.

2.  LONG-TERM DEBT

Line of Credit

Our Credit Facility, which matures on November 18, 2021, provides us with revolving loan commitments totaling $250 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility are unsecured. As of April 4, 2017, there were borrowings of $182.7 million and letters of credit totaling approximately $14.5 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $52.8 million as of April 4, 2017. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirteen weeks ended April 4, 2017 was approximately 1.90%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At April 4, 2017, we were in compliance with these covenants.

Interest expense and commitment fees under the Credit Facility for the thirteen weeks ended April 4, 2017 and March 29, 2016 was approximately $0.9 million and $0.4 million, respectively. We capitalized approximately $0.04 million of interest expense related to new restaurant construction during the thirteen weeks ended March 29, 2016.

3.  NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if in-the-money stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units issued by us were to lapse (collectively, equity awards) using the treasury stock method. Performance-based restricted stock units have been excluded from the diluted income per share computation because the performance-based criteria have not yet been met.

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For The Thirteen Weeks Ended
	April 4, 2017	March 29, 2016
Numerator:
Net income	$9,266	$11,644

Denominator:
Weighted-average shares outstanding – basic	21,932	24,278
Dilutive effect of equity awards	381	413

Weighted-average shares outstanding – diluted	22,313	24,691

For the thirteen weeks ended April 4, 2017 and March 29, 2016, there were approximately 0.5 million and 0.3 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

4.  RELATED PARTY

The Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) is one of our shareholders and James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States, is currently our largest supplier of food, beverage, paper products and supplies. In July 2006, we began using DMA to deliver the majority of our food products to our restaurants. In July 2012, we finalized a new five-year agreement with DMA, after conducting another extensive competitive bidding process. We are currently in the final stages of renewing our existing agreement with DMA to extend our program an additional five years so as to expire in June 2022.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within cost of sales and occupancy and operating expenses consisted of the following (in thousands):

	For The Thirteen Weeks Ended
	April 4, 2017		March 29, 2016
Cost of Sales:
Third party suppliers	$45,318	69.3%	$40,521	66.8%
Jacmar	20,077	30.7	20,119	33.2

Total Cost of Sales	$65,395	100.0%	$60,640	100.0%

Occupancy and Operating:
Third party suppliers	$51,665	95.8%	$46,914	95.6%
Jacmar	2,279	4.2	2,159	4.4

Total Occupancy and Operating	$53,944	100.0%	$49,073	100.0%

The amounts included in trade payables related to Jacmar consisted of the following (in thousands):

	April 4, 2017	January 3, 2017
Third party suppliers	$28,139	$25,363
Jacmar	4,202	5,782

Total Accounts Payable	$32,341	$31,145

5.  STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the 2005 Equity Incentive Plan, (as amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to employees, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options, and performance and time-based restricted stock units. Stock options and stock appreciation rights are charged against the Plan share reserve on the basis of one share for each share granted. Other types of grants, including restricted stock units (“RSUs”), are currently charged against the Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as limits on the number that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

Under the Plan, we issue stock options as well as time-based and performance-based RSUs to officers. We issue time-based RSUs and stock options to other support employees. We also issue RSUs and stock options in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen managers and restaurant field supervision. GSSOP grants are dependent on the length of each participant’s service with us and position. All GSSOP participants must remain in good standing during their service period.

The Plan permits us to set the vesting terms and exercise period for awards at our discretion. Stock options and time-based RSUs generally vest ratably over three or five years for non-GSSOP participants and either cliff vest at five years or cliff vest at 33% on the third anniversary and 67% on the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary of the grant date in an amount from 0% to 150% of the grant quantity, dependent on the level of target achievement.

The following table presents information related to stock-based compensation (in thousands):

	For The Thirteen Weeks Ended
	April 4, 2017	March 29, 2016
Labor and benefits	$468	$403
General and administrative	$1,168	$1,147
Capitalized (1)	$66	$78

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	April 4, 2017	March 29, 2016
Expected volatility	34.7%	35.9%
Risk free interest rate	1.9%	1.5%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$12.03	$14.37

U.S. GAAP requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, and dividend yield. These estimations and judgments are determined by us using assumptions that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value, resulting in a significant impact to our financial results.

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair market value of the shares on the option grant date or the most recent trading day when grants take place on market holidays. The following table represents stock option activity:

	Options Outstanding		Options Exercisable

	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

Outstanding at January 3, 2017	1,227	$31.95	802	$27.73
Granted	153	35.95
Exercised	(7)	24.20
Forfeited	(3)	45.90

Outstanding at April 4, 2017	1,370	$32.40	901	$29.27

As of April 4, 2017, total unrecognized stock-based compensation expense related to non-vested stock options was $4.8 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table represents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding at January 3, 2017	460	$39.75
Granted	90	35.95
Vested or released	(50)	44.77
Forfeited	(12)	39.03

Outstanding at April 4, 2017	488	$38.56

The fair value of our time-based RSUs is the quoted market value of our common stock on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., three or five years). As of April 4, 2017, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $10.3 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table represents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value

Outstanding at January 3, 2017	54	$37.87
Granted	40	35.95
Vested or released	–	–
Forfeited	(24)	32.49

Outstanding at April 4, 2017	70	$38.68

The fair value of our performance-based RSUs is the quoted market value of our common stock on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is recognized when it is probable the performance goal will be achieved. As of April 4, 2017, total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.5 million, which is generally expected to be recognized over the next three years.

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

As of April 4, 2017, the unrecognized tax benefits recorded was approximately $1.3 million, of which approximately $1.0 million, if reversed would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2017	$1,245
Decrease for tax positions taken in prior years	(1)

Increase for tax positions taken in current year	33

Balance at April 4, 2017	$1,277

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of April 4, 2017, the earliest tax year still subject to examination by the Internal Revenue Service is 2013. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2012.

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

8.  STOCK REPURCHASES

During the thirteen weeks ended April 4, 2017, we repurchased and retired approximately 0.8 million shares of our common stock at an average price of $36.39 per share for a total of $29.0 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. In March 2017, the Company’s Board of Directors approved an expansion of the share repurchase program by $50 million. As of April 4, 2017, approximately $80.5 million remains available for additional repurchases under our $400 million authorized share repurchase program.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 3, 2017. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q, as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2017, are not the only risks we face. These statements reflect our current perspectives and outlook with respect to the Company’s future expansion plans, key business initiatives, expected operating conditions and other factors. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, also may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

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

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of this Form 10-Q and the risk factors identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2017.

GENERAL

As of May 8, 2017, we owned and operated 192 restaurants located in the 24 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewhouse®, a BJ’s Restaurant & Brewery®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Currently, the BJ’s Restaurant & Brewhouse® format represents our primary future expansion vehicle. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations, our Temple, Texas brewpub location and by independent third party brewers using our proprietary recipes. Our BJ’s Pizza & Grill® restaurants are smaller format, full-service restaurants relative to our BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Grill® restaurant is a slightly smaller footprint restaurant, compared to our BJ’s Restaurant & Brewhouse® format, featuring all the amenities of our Brewhouse locations.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 4, 2017 and March 29, 2016, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For The Thirteen Weeks Ended
	April 4, 2017	March 29, 2016
Revenues	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.4	24.9
Labor and benefits	35.8	34.8
Occupancy and operating	20.9	20.2
General and administrative	5.5	5.9
Depreciation and amortization	6.5	6.4
Restaurant opening	0.5	0.6

Loss on disposal of assets and impairments	0.3	0.3
Legal and other settlements	–	0.2

Total costs and expenses	95.0	93.3

Income from operations	5.0	6.7

Other (expense) income:
Interest expense, net	(0.3)	(0.2)
Other income, net	0.3	0.2

Total other (expense) income	–	–

Income before income taxes	5.0	6.7

Income tax expense	1.4	2.0

Net income	3.6%	4.8%

Thirteen Weeks Ended April 4, 2017 Compared to Thirteen Weeks Ended March 29, 2016.

Revenues. Total revenues increased by $14.4 million, or 5.9%, to $257.8 million during the thirteen weeks ended April 4, 2017, from $243.4 million during the comparable thirteen week period of 2016. The increase in revenues primarily consisted of an approximate $18.6 million increase in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 1.3%, or $3.0 million decrease in comparable restaurant sales, a $0.8 million decrease related to the shift in weeks as a result of our 53rd week in fiscal 2016 and a $0.4 million decrease in restaurant sales due to the closure of our Century City, California restaurant in January 2016. The decrease in comparable restaurant sales resulted from a reduction in customer traffic of approximately 4.0%, partially offset by an increase in the average check of 2.7%.

Cost of Sales. Cost of sales increased by $4.8 million, or 7.8%, to $65.4 million during the thirteen weeks ended April 4, 2017, from $60.6 million during the comparable thirteen week period of 2016. This increase was primarily due to the opening of 16 new restaurants since the thirteen weeks ended March 29, 2016. As a percentage of revenues, cost of sales increased to 25.4% for the current thirteen week period from 24.9% for the prior year comparable period. The increase in cost of sales, as a percentage of revenues, was primarily due to an increase in commodity costs coupled increased promotional activities and menu mix shifts.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $7.6 million, or 9.0%, to $92.4 million during the thirteen weeks ended April 4, 2017, from $84.8 million during the comparable thirteen week period of 2016. This increase was primarily due to the opening of 16 new restaurants since the thirteen weeks ended March 29, 2016. As a percentage of revenues, labor and benefit costs increased to 35.8% for the current thirteen week period from 34.8% for the prior year comparable period. The percentage increase was driven by higher hourly labor and increased training labor related to our sales building initiatives. Included in labor and benefits for the thirteen weeks ended April 4, 2017 and March 29, 2016, was approximately $0.5 million and $0.4 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $4.9 million, or 9.9%, to $53.9 million during the thirteen weeks ended April 4, 2017, from $49.1 million during the comparable thirteen week period of 2016. This increase was primarily due to the opening of 16 new restaurants since the thirteen weeks ended March 29, 2016. As a percentage of revenues, occupancy and operating expenses increased to 20.9% for the current thirteen week period from 20.2% for the prior year comparable period. This percentage increase was due to the deleveraging of the fixed component of these expenses as a result of negative comparable restaurant sales.

General and Administrative. General and administrative expenses decreased by $0.07 million, or 0.5%, to $14.3 million during the thirteen weeks ended April 4, 2017, from $14.4 million during the comparable thirteen week period of 2016. The slight decrease in general and administrative costs was primarily due to lower personnel expenses. Also included in general and administrative costs for the thirteen weeks ended April 4, 2017 and March 29, 2016, was approximately $1.2 million and $1.1 million, respectively, or 0.5% and of revenues, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.5% for the current thirteen week period from 5.9% for the prior year comparable period. This percentage decrease was primarily due to lower costs over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $1.2 million, or 7.4%, to $16.7 million during the thirteen weeks ended April 4, 2017, compared to $15.6 million during the comparable thirteen week period of 2016. This increase was primarily due to depreciation expense related to the 16 new restaurants opened since the thirteen weeks ended March 29, 2016. As a percentage of revenues, depreciation and amortization increased to 6.5% for the current thirteen week period from 6.4% for the prior year comparable period. This increase is primarily due to the deleveraging of the fixed component of these expenses as a result of negative comparable restaurant sales.

Restaurant Opening. Restaurant opening expense was $1.4 million for both the thirteen weeks ended April 4, 2017, and the comparable thirteen week period of 2016.

Loss on Disposal and Impairment of Assets. The loss on disposal and impairment of assets was $0.7 million for both the thirteen weeks ended April 4, 2017, and the comparable thirteen week period of 2016. These costs primarily related to the disposal of certain unproductive restaurant assets.

Interest Expense, Net. Interest expense, net increased by $0.5 million, or 129.7%, to $0.9 million during the thirteen weeks ended April 4, 2017, compared to $0.4 million during the comparable thirteen week period of 2016. This increase was due to increased borrowings under our Credit Facility.

Other Income, Net. Other income, net increased by $0.4 million, or 97.7%, to $0.8 million during the thirteen weeks ended April 4, 2017, compared to $0.4 million during the comparable thirteen week period of 2016. This increase was primarily due to greater gift card breakage income coupled with an increase in the cash surrender value of certain life insurance programs under our deferred compensation plan.

Income Tax Expense. Our effective income tax rate for the thirteen weeks ended April 4, 2017, was 27.9% compared to 29.0% for the comparable thirteen week period of 2016. The effective income tax rate for the thirteen weeks ended April 4, 2017, differed from the statutory income tax rate primarily due to the level of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	April 4, 2017	January 3, 2017
Cash and cash equivalents	$23,562	$22,761
Net working capital	$(57,711)	$(67,008)
Current ratio	0.5:1.0	0.5:1.0

	For The Thirteen Weeks Ended
	April 4, 2017	March 29, 2016
Cash provided by operating activities	$21,426	$46,817
Capital expenditures	$26,254	$25,333

Our capital requirements are driven by our fundamental financial objective to improve total shareholder return through new restaurant expansion plans and restaurant enhancements and initiatives. In addition, we want to maintain a flexible and prudent balance sheet to provide the financial resources necessary to manage the risks and uncertainty of conducting our business operations in a mature segment of the restaurant industry. In order to achieve these objectives, we use a combination of operating cash flows, funded debt and landlord allowances. Over the last several years we have been augmenting our cash flow from operations by increasing our funded debt and using these proceeds to return capital to shareholders in the form of share repurchases.

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

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $21.4 million during the thirteen weeks ended April 4, 2017, representing a $25.4 million decrease from the $46.8 million provided during the thirteen weeks ended March 29, 2016. The decrease in cash from operating activities for the thirteen weeks ended April 4, 2017, in comparison the thirteen weeks ended March 29, 2016, is primarily due to the collection of our $6.0 million lease termination fee in the prior year, coupled with a reduction in payroll related accruals as a result of the impact of the 53rd week in fiscal 2016.

For the thirteen weeks ended April 4, 2017, total capital expenditures were approximately $26.3 million, of which expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewing equipment and leasehold improvements to construct new restaurants were $12.6 million. These expenditures were primarily related to the construction of our three new restaurants that opened during the thirteen weeks ended April 4, 2017, as well as expenditures related to restaurants expected to open later in fiscal 2017. In addition, total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $13.2 million and $0.5 million, respectively.

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

We expect to open 10 new restaurants in fiscal 2017, and we have entered into signed leases, land purchase agreements or letters of intent for all of our potential 2017 restaurant locations. While we expect our capital expenditures to remain significant, the reduction of restaurant openings in fiscal 2017 will reduce our capital expenditure spend as compared to fiscal 2016. The decision to reduce our pace of expansion will generate increased free cash flow and provide added financial flexibility. It will also allow us to allocate greater resources to our core base of established restaurants to improve sales and profitability. While our new restaurant unit economics remain solid and warrant continued capital allocation, we will also opportunistically repurchase shares funded by our excess cash flow from operations, combined with a prudent amount of funded debt, to support our commitment to drive total shareholder returns.

We currently anticipate our total capital expenditures for fiscal 2017, including all expenditure categories, to be approximately $80 million to $85 million. We expect to fund our anticipated capital expenditures for fiscal 2017 with our current cash balance on hand, expected cash flows from operations, proceeds from sale-leaseback transactions, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

From time to time, we will evaluate opportunities to acquire and convert other restaurant locations or entire restaurant chains to the BJ’s restaurant concept. In the future we may consider joint venture arrangements to augment BJ’s expansion into new markets or we may evaluate non-controlling investments in other emerging restaurant concepts that offer complementary growth opportunities to our BJ’s restaurant operations. Currently, we have no binding commitments (other than the signed leases or land purchase agreements set forth in Item 1 - Business - “Restaurant Site Selection and Expansion Objectives” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2017) or agreements to acquire or convert any other restaurant locations or chains to our concept, or to enter into any joint ventures or non-controlling investments. However, we would likely require additional capital resources to take advantage of any of these growth opportunities should they become feasible.

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

As of April 4, 2017, we have cumulatively repurchased approximately $319.5 million shares in accordance with our approved share repurchase plan. We repurchased approximately $29.0 million of these shares during the thirteen weeks ended April 4, 2017. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. In March 2017, the Company’s Board of Directors approved an expansion of the share repurchase program by $50 million. As of April 4, 2017, we have approximately $80.5 million available under our current $400 million share repurchase plan approved by our Board of Directors. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of April 4, 2017, we are not involved in any off-balance sheet arrangements.

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

Many of our restaurant employees are paid hourly rates subject to the federal, state or local minimum wage requirements. Numerous state and local governments have their own minimum wage requirements that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographic areas in which we operate has caused increases in the costs of recruiting and compensating such employees. Certain operating and other costs, including health benefits in compliance with the Patient Protection and Affordable Care Act, taxes, insurance, federal and state exemption rules, and regulatory requirements relating to employees and other outside services, continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

SEASONALITY AND ADVERSE WEATHER

Our business is impacted by weather and other seasonal factors that typically impact other restaurant operations. Holidays (and shifts in the holiday calendar) and severe weather including hurricanes, tornados, thunderstorms and similar conditions may impact restaurant sales volumes in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $250 million unsecured Credit Facility of which $182.7 million is currently outstanding that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced stock repurchase program and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% adverse change in the interest rates under our Credit Facility would have an approximate $1.8 million annual impact on our business, which we believe would not have a material adverse impact on our results of operation or financial condition.

Food and Commodity Price Risks

We purchase food and other commodities for use in our operations based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. Dairy costs also can fluctuate due to government regulation. To manage this risk in part, we attempt to enter into fixed-price purchase commitments, with terms typically up to one year, for some of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for certain commodities or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered or promoted, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 4, 2017, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2017. A summary of these risks and certain related information is included under “Statement Regarding Forward-Looking Disclosure” in Part I, Item 2 of this Form 10-Q and is incorporated herein by this reference. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 4, 2017, we have cumulatively repurchased shares valued at approximately $319.5 million in accordance with our approved share repurchase plan. Approximately $29.0 million of these shares were repurchased during the thirteen weeks ended April 4, 2017. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually-negotiated transactions, accelerated share buyback, and/or open market purchases. In March 2017, the Company’s Board of Directors approved an expansion of the share repurchase program by $50 million. As of April 4, 2017, we have approximately $80.5 million available under the current $400 million share repurchase plan approved by our Board of Directors. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during the thirteen weeks ended April 4, 2017:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

01/04/17 – 01/31/17	309,677	$36.56	309,677	$–	$48,279,389
02/01/17 – 02/28/17	316,423	$36.00	316,423	$–	$36,977,187
03/01/17 – 04/04/17	170,689	$38.35	170,689	$50,000,000	$80,469,746

Total	796,789	$36.39	796,789

(1)	Period information is presented in accordance with our fiscal months during the thirteen weeks ended April 4, 2017.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 27, 1996, as amended by the Company’s Registration Statement on Form SB-2/A filed with the Commission on August 1, 1996, and the Company’s Registration Statement on Form SB-2A filed with the Commission on August 22, 1996, (File No. 3335182-LA) (as amended, the “Registration Statement”).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1	Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement.

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101	The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

May 9, 2017	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)