Form 10-Q
period 2017-07-04
BJs RESTAURANTS INC
filed 2017-08-08
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended July 4, 2017

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______

Commission file number 0-21423

BJ’S RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

California	33‑0485615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company.  See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 4, 2017, there were 21,446,253 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 4, 2017	January 3, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,675	$22,761
Accounts and other receivables, net	24,534	14,698
Inventories, net	10,341	9,907
Prepaid expenses and other current assets	8,799	11,324
Total current assets	66,349	58,690

Property and equipment, net	607,434	601,324
Goodwill	4,673	4,673
Other assets, net	28,519	26,625
Total assets	$706,975	$691,312

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$26,537	$31,145
Accrued expenses	94,238	94,553
Total current liabilities	120,775	125,698

Deferred income taxes	39,161	37,587
Deferred rent	31,612	30,424
Deferred lease incentives	55,541	54,119
Long-term debt	172,500	148,000
Other liabilities	20,947	20,587
Total liabilities	440,536	416,415

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 21,549 and 22,332 shares issued and outstanding as of July 4, 2017 and January 3, 2017, respectively	—	—
Capital surplus	67,210	66,200
Retained earnings	199,229	208,697

Total shareholders’ equity	266,439	274,897
Total liabilities and shareholders’ equity	$706,975	$691,312

See accompanying notes to unaudited consolidated financial statements.

(1)	Included in accounts payable as of July 4, 2017 and January 3, 2017 is $6,247 and $5,782, respectively, of related party trade payables. See Note 4 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Revenues	$265,817	$250,328	$523,633	$493,729
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	69,517	62,569	134,912	123,209
Labor and benefits	94,113	85,981	186,496	170,759
Occupancy and operating (1)	54,872	50,144	108,816	99,217
General and administrative	14,205	13,767	28,501	28,129
Depreciation and amortization	17,052	16,040	33,801	31,638
Restaurant opening	1,258	1,559	2,671	2,998
Loss on disposal and impairment of assets	2,411	707	3,098	1,456
Legal and other settlements	—	—	—	369
Total costs and expenses	253,428	230,767	498,295	457,775
Income from operations	12,389	19,561	25,338	35,954

Other (expense) income:
Interest expense, net	(1,113)	(369)	(2,001)	(756)
Other income, net	266	38	1,051	435
Total other (expense) income	(847)	(331)	(950)	(321)
Income before income taxes	11,542	19,230	24,388	35,633

Income tax expense	1,903	5,441	5,483	10,200

Net income	$9,639	$13,789	$18,905	$25,433

Net income per share:
Basic	$0.45	$0.57	$0.87	$1.05
Diluted	$0.44	$0.56	$0.85	$1.03

Weighted average number of shares outstanding:
Basic	21,573	24,146	21,752	24,212
Diluted	22,074	24,574	22,202	24,638

See accompanying notes to unaudited consolidated financial statements.

(1)

Related party costs included in cost of sales are $21,812 and $21,052 for the thirteen weeks ended July 4, 2017 and June 28, 2016, and $41,889 and $41,171 for the twenty-six weeks ended July 4, 2017 and June 28, 2016, respectively. Related party costs included in operating and occupancy are $2,310 and $2,248 for the thirteen weeks ended July 4, 2017 and June 28, 2016, and $4,543 and $4,374 for the twenty-six weeks ended July 4, 2017 and June 28, 2016, respectively. See Note 4 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	July 4, 2017	June 28, 2016
Cash flows from operating activities:
Net income	$18,905	$25,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,801	31,638
Deferred income taxes	1,574	4,326
Stock-based compensation expense	3,530	3,106
Loss on disposal and impairment of assets	3,098	1,456
Changes in assets and liabilities:
Accounts and other receivables	(8,480)	10,421
Landlord contribution for tenant improvements	(1,356)	1,329
Inventories, net	(434)	(600)
Prepaid expenses and other current assets	2,260	1,466
Other assets, net	(2,609)	(2,082)
Accounts payable	(1,324)	(4,662)
Accrued expenses	(315)	(1,409)
Deferred rent	1,188	1,470
Deferred lease incentives	1,422	(288)
Other liabilities	360	(660)
Net cash provided by operating activities	51,620	70,944

Cash flows from investing activities:
Purchases of property and equipment	(45,170)	(49,951)
Net cash used in investing activities	(45,170)	(49,951)

Cash flows from financing activities:
Borrowings on line of credit	1,060,100	470,000
Payments on line of credit	(1,035,600)	(479,500)
Excess tax benefit from stock-based compensation	—	267
Taxes paid on vested stock units under employee plans	(237)	(196)
Proceeds from exercise of stock options	1,062	1,292
Repurchases of common stock	(31,861)	(24,530)
Net cash used in financing activities	(6,536)	(32,667)

Net decrease in cash and cash equivalents	(86)	(11,674)
Cash and cash equivalents, beginning of period	22,761	34,604
Cash and cash equivalents, end of period	$22,675	$22,930

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,611	$5,430
Cash paid for interest, net of capitalized interest	$1,836	$655
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable	$5,201	$14,395
Stock-based compensation capitalized	$143	$162

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

A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended January 3, 2017. The disclosures included in our accompanying interim financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission.

Reclassifications

As a result of the adoption of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), reclassifications of financial statement amounts have been made to prior period to conform to the current period’s presentation. The adoption of this standard resulted in the reclassification of $18.4 million from current to long-term deferred taxes on January 3, 2017.

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update ASU 2016-02, Leases (Topic 842). This guidance requires the recognition of most leases on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Currently, all of our restaurant and our restaurant support center leases are accounted for as operating leases, and therefore are not recorded within our balance sheet. We are currently evaluating the impact that this guidance will have on our consolidated financial statements as well as the expected adoption method.

In April 2016, the FASB issued ASU 2016-10, an amendment to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services and expands related disclosure requirements. ASU 2016-10 clarifies ASU 2014-09 to address the potential for diversity in practice at the adoption. ASUs 2016-10 and 2014-09 are effective for annual and interim reporting periods beginning after December 15, 2017, and early application is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements as well as the expected adoption method.

The majority of the Company’s revenues are from food and beverage sales at our restaurants. ASU 2014-09 will not have an impact on revenue recognition related to food and beverage sales unless the sales are to a customer participating in our loyalty program. Currently, we measure our total loyalty rewards obligation based on the estimated number of customers who will earn and ultimately claim rewards under the program using the cost basis. Under this approach, we estimate the cost of a loyalty point based on the equivalent cost of the food and beverage earned by our customers. These expenses are accrued for and recorded as marketing expenses and are included in “Occupancy and operating” expenses on our Consolidated Statements of Income. Under ASU 2016-10, we will be required to allocate the transaction price between the goods delivered and the future goods that will be delivered, using the loyalty points earned, on a relative standalone selling price basis. The portion of the transaction price allocated to the future loyalty rewards will be deferred until the related loyalty rewards are redeemed. We will no longer record a marketing expense related to loyalty points earned. These new standards will not impact the way we account for gift card breakage. We are in the process of quantifying the impact of adopting these new standards as well as determining the adoption method.

2.  LONG-TERM DEBT

Line of Credit

Our Credit Facility, which matures on November 18, 2021, provides us with revolving loan commitments totaling $250 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility are unsecured. As of July 4, 2017, there were borrowings of $172.5 million and letters of credit totaling approximately $14.5 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $63.0 million as of July 4, 2017. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during the twenty-six weeks ended July 4, 2017 was approximately 2.1%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At July 4, 2017, we were in compliance with these covenants.

Interest expense and commitment fees under the Credit Facility for the twenty-six weeks ended July 4, 2017 and June 28, 2016 was approximately $2.0 million and $0.8 million, respectively. We capitalized approximately $90,000 of interest expense related to new restaurant construction during the twenty-six weeks ended July 4, 2017, and June 28, 2016.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Numerator:
Net income	$9,639	$13,789	$18,905	$25,433
Denominator:
Weighted-average shares outstanding – basic	21,573	24,146	21,752	24,212
Dilutive effect of equity awards	501	428	450	426
Weighted-average shares outstanding – diluted	22,074	24,574	22,202	24,638

For the thirteen weeks ended July 4, 2017 and June 28, 2016, there were approximately 0.5 million and 0.3 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive. For the twenty-six weeks ended July 4, 2017 and June 28, 2016, there were approximately 0.5 million and 0.3 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

4.  RELATED PARTY

The Jacmar Companies and their affiliates (collectively referred to herein as “Jacmar”) is one of our shareholders and James Dal Pozzo, the Chief Executive Officer of Jacmar, is a member of our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States, is currently our largest supplier of food, beverage, paper products and supplies. In 2006, we began using DMA to deliver the majority of our food products to our restaurants. In July 2017, after conducting a market evaluation, we entered into a new five-year agreement with DMA. The new agreement expires in June 2022.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within cost of sales and occupancy and operating expenses consisted of the following (in thousands):

	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
	July 4, 2017		June 28, 2016		July 4, 2017		June 28, 2016
Cost of sales:
Third party suppliers	$47,705	68.6%	$41,517	66.4%	$93,023	69.0%	$82,038	66.6%
Jacmar	21,812	31.4	21,052	33.6	41,889	31.0	41,171	33.4
Total cost of sales	$69,517	100.0%	$62,569	100.0%	$134,912	100.0%	$123,209	100.0%

Occupancy and operating:
Third party suppliers	$52,562	95.8%	$47,896	95.5%	$104,273	95.8%	$94,843	95.6%
Jacmar	2,310	4.2	2,248	4.5	4,543	4.2	4,374	4.4
Total occupancy and operating	$54,872	100.0%	$50,144	100.0%	$108,816	100.0%	$99,217	100.0%

The amounts included in trade payables related to Jacmar consisted of the following (in thousands):

	July 4, 2017	January 3, 2017
Third party suppliers	$20,290	$25,363
Jacmar	6,247	5,782
Total accounts payable	$26,537	$31,145

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

The Plan permits us to set the vesting terms and exercise period for awards at our discretion. Stock options and time-based RSUs vest ratably over three or five years for non-GSSOP participants and either cliff vest at five years or cliff vest at 33% on the third anniversary and 67% on the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary of the grant date in an amount from 0% to 150% of the grant quantity, dependent on the level of target achievement.

The following table presents information related to stock-based compensation (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Labor and benefits	$530	$505	$999	$908
General and administrative	$1,363	$1,051	$2,531	$2,198
Capitalized (1)	$78	$83	$143	$162

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant issued was estimated on the date of grant using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	July 4, 2017	June 28, 2016
Expected volatility	34.7%	35.9%
Risk free interest rate	1.9%	1.5%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$12.13	$14.37

U.S. GAAP requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, and dividend yield. These estimations and judgments are determined by us using assumptions that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the fair value of future grants, resulting in a significant impact to our financial results.

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the market close fair value of our shares on the option grant date or the most recent trading day when grants take place on market holidays. The following table represents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 3, 2017	1,227	$31.95	802	$27.73
Granted	163	36.28
Exercised	(38)	27.08
Forfeited	(6)	42.19
Outstanding at July 4, 2017	1,346	$32.56	871	$29.34

As of July 4, 2017, total unrecognized stock-based compensation expense related to non-vested stock options was $4.3 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table represents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 3, 2017	460	$39.75
Granted	131	37.63
Vested or released	(52)	44.95
Forfeited	(29)	39.76
Outstanding at July 4, 2017	510	$38.68

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., three or five years). As of July 4, 2017, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $10.2 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table represents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 3, 2017	54	$37.87
Granted	40	35.95
Vested or released	—	—
Forfeited	(24)	32.49
Outstanding at July 4, 2017	70	$38.68

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed for a quantity based on management’s current estimate of the level that the performance goal will be achieved. As of July 4, 2017, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.4 million, which is generally expected to be recognized over the next three years.

6.  INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes.” At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year to date earnings. The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change is effective. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

As of July 4, 2017, we recorded unrecognized tax benefits of approximately $1.3 million, of which approximately $1.0 million, if reversed would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2017	$1,245
Decrease for tax positions taken in prior years	(1)
Increase for tax positions taken in current year	65
Balance at July 4, 2017	$1,309

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of July 4, 2017, the earliest tax year still subject to examination by the Internal Revenue Service is 2013. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2012.

7.  LEGAL PROCEEDINGS

We are subject to lawsuits, administrative proceedings and demands that arise in the ordinary course of our business and which typically involve claims from customers, employees and others related to operational, employment, real estate and intellectual property issues common to the foodservice industry. A number of these claims may exist at any given time. We are self-insured for a portion of our general liability, our employee workers’ compensation and our employment practice requirements. We maintain coverage with a third party insurer to limit our total exposure. We believe that most of our customer claims will be covered by our general liability insurance, subject to coverage limits and the portion of such claims that are self-insured. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not been ordered to pay punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims. We could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are ultimately determined to be liable. We currently believe that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

8.  STOCK REPURCHASES

During the twenty-six weeks ended July 4, 2017, we repurchased and retired approximately 0.9 million shares of our common stock at an average price of $36.61 per share for a total of $31.9 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. In March 2017, the Company’s Board of Directors approved an expansion of the share repurchase program by $50 million. As of July 4, 2017, approximately $77.6 million remains available for additional repurchases under our $400 million authorized share repurchase program.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended January 3, 2017, and our other reports filed from time to time with the Securities and Exchange Commission. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q, as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2017, are not the only risks we face. These statements reflect our current perspectives and outlook with respect to the Company’s future expansion plans, key business initiatives, expected operating conditions and other factors. We operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, also may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

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

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2017.

GENERAL

As of August 7, 2017, we owned and operated 194 restaurants located in the 24 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewhouse®, a BJ’s Restaurant & Brewery®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Currently, the BJ’s Restaurant & Brewhouse® format represents our primary future expansion vehicle. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes. Our BJ’s Pizza & Grill® restaurants are smaller format, full-service restaurants relative to our BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Grill® restaurant is a slightly smaller footprint restaurant, compared to our BJ’s Restaurant & Brewhouse® format, featuring all the amenities of our Brewhouse locations.

The first BJ’s restaurant opened in 1978 in Orange County, California, featuring Chicago style deep-dish pizza with a unique California twist. Over the years we expanded the BJ’s concept from its beginnings as a small pizzeria to a full-service, high energy casual dining restaurant with a broad menu including our BJ’s award‑winning, signature deep-dish pizza, our proprietary craft and other beers, as well as a large selection of appetizers, entrées, pastas, burgers and sandwiches, specialty salads and desserts, including our made to order, warm pizza cookie dessert, the Pizookie®.

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

All of our restaurants are Company-owned. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Customer traffic for our restaurants is estimated based on individual customer checks.

Cost of sales is comprised of food and beverage costs, including the cost to produce and distribute our proprietary craft beer, soda and ciders. The components of cost of sales are variable and typically fluctuate directly with sales volumes, but may be impacted by changes in commodity prices, a shift in sales mix to higher cost proteins or other higher cost items or varying levels of promotional activities.

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

Depreciation and amortization are composed primarily of depreciation of capital expenditures for restaurant and brewing equipment and leasehold improvements.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended July 4, 2017 June 28, 2016, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2017	June 28, 2016	July 4, 2017	June 28, 2016
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	26.2	25.0	25.8	25.0
Labor and benefits	35.4	34.3	35.6	34.6
Occupancy and operating	20.6	20.0	20.8	20.1
General and administrative	5.3	5.5	5.4	5.7
Depreciation and amortization	6.4	6.4	6.5	6.4
Restaurant opening	0.5	0.6	0.5	0.6
Loss on disposal of assets and impairments	0.9	0.3	0.6	0.3
Legal and other settlements	—	—	—	0.1
Total costs and expenses	95.3	92.2	95.2	92.7
Income from operations	4.7	7.8	4.8	7.3

Other (expense) income:
Interest expense, net	(0.4)	(0.1)	(0.4)	(0.2)
Other income, net	0.1	—	0.2	0.1
Total other (expense) income	(0.3)	(0.1)	(0.2)	(0.1)
Income before income taxes	4.3	7.7	4.7	7.2

Income tax expense	0.7	2.2	1.0	2.1
Net income	3.6%	5.5%	3.6%	5.2%

Thirteen Weeks Ended July 4, 2017 Compared to Thirteen Weeks Ended June 28, 2016.

Revenues.  Total revenues increased by $15.5 million, or 6.2%, to $265.8 million during the thirteen weeks ended July 4, 2017, from $250.3 million during the comparable thirteen week period of 2016. The increase in revenues primarily consisted of an approximate $20.4 million increase in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 1.4%, or $3.4 million, decrease in comparable restaurant sales and a $1.5 million decrease related to the shift in weeks as a result of our 53rd week in fiscal 2016. The decrease in comparable restaurant sales resulted from a reduction in customer traffic of approximately 4.2%, partially offset by an increase in the average check of 2.8%.

Cost of Sales.  Cost of sales increased by $6.9 million, or 11.1%, to $69.5 million during the thirteen weeks ended July 4, 2017, from $62.6 million during the comparable thirteen week period of 2016. This increase was primarily due to the opening of 17 new restaurants since the thirteen weeks ended June 28, 2016. As a percentage of revenues, cost of sales increased to 26.2% for the current thirteen week period from 25.0% for the prior year comparable period. The increase in cost of sales, as a percentage of revenues, was primarily due to an increase in commodity costs, menu mix shifts to higher cost proteins driven by our new slow roasted items and increased promotional activities.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $8.1 million, or 9.5%, to $94.1 million during the thirteen weeks ended July 4, 2017, from $86.0 million during the comparable thirteen week period of 2016. This increase was primarily due to the opening of 17 new restaurants since the thirteen weeks ended June 28, 2016. As a percentage of revenues, labor and benefit costs increased to 35.4% for the current thirteen week period from 34.3% for the prior year comparable period. The percentage increase was driven by higher hourly labor rates, increased training labor hours related to our major sales building initiatives, and deleveraging resulting from negative comparable restaurant sales. Included in labor and benefits for the thirteen weeks ended July 4, 2017 and June 28, 2016, was approximately $0.5 million, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $4.7 million, or 9.4%, to $54.9 million during the thirteen weeks ended July 4, 2017, from $50.1 million during the comparable thirteen week period of 2016. This increase was primarily due to the opening of 17 new restaurants since the thirteen weeks ended June 28, 2016. As a percentage of revenues, occupancy and operating expenses increased to 20.6% for the current thirteen week period from 20.0% for the prior year comparable period. This percentage increase was due to the deleveraging of the fixed component of these expenses as a result of negative comparable restaurant sales.

General and Administrative.  General and administrative expenses increased by $0.4 million, or 3.2%, to $14.2 million during the thirteen weeks ended July 4, 2017, from $13.8 million during the comparable thirteen week period of 2016. The slight increase in general and administrative costs was primarily due to higher field supervision and support costs to manage our increasing number of restaurants offset by lower corporate incentive compensation. Also included in general and administrative costs for the thirteen weeks ended July 4, 2017 and June 28, 2016, was approximately $1.4 million and $1.1 million, or 0.5% and 0.4% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.3% for the current thirteen week period from 5.5% for the prior year comparable period. This percentage decrease was primarily due to the leveraging of our costs over a higher revenue base.

Depreciation and Amortization.  Depreciation and amortization increased by $1.0 million, or 6.3%, to $17.1 million during the thirteen weeks ended July 4, 2017, compared to $16.0 million during the comparable thirteen week period of 2016. This increase was primarily due to depreciation expense related to the 17 new restaurants opened since the thirteen weeks ended June 28, 2016. As a percentage of revenues, depreciation and amortization remained constant at 6.4% for the current thirteen week period and for the prior year comparable period.

Restaurant Opening.  Restaurant opening expense decreased by $0.3 million, or 19.3%, to $1.3 million during the thirteen weeks ended July 4, 2017, compared to $1.6 million during the comparable thirteen week period of 2016.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets increased by $1.7 million, or 241.0%, to $2.4 million during the thirteen weeks ended July 4, 2017, compared to $0.7 million during the comparable thirteen week period of 2016. This increase is primarily due to the write-off of the remaining net book value of certain convection ovens and point of sale terminals following the recent rollout of our new slow roasting ovens and server handheld point of sale tablets.

Interest Expense, Net.  Interest expense, net increased by $0.7 million to $1.1 million during the thirteen weeks ended July 4, 2017, compared to $0.4 million during the comparable thirteen week period of 2016. This increase was due to increased borrowings under our Credit Facility.

Other Income, Net.  Other income, net increased by $0.2 million to $0.3 million during the thirteen weeks ended July 4, 2017, compared to $40,000 during the comparable thirteen week period of 2016. This increase was primarily due an increase in the cash surrender value of certain life insurance programs under our deferred compensation plan.

Income Tax Expense.  Our effective income tax rate for the thirteen weeks ended July 4, 2017, was 16.5% compared to 28.3% for the comparable thirteen week period of 2016. The reduction in our effective income tax rate was driven by a reduction in the projected income before tax for fiscal 2017. Our estimated annual effective tax rate differs from the statutory income tax rate primarily due to tax credits.

Twenty-Six Weeks Ended July 4, 2017 Compared to Twenty-Six Weeks Ended June 28, 2016.

Revenues.  Total revenues increased by $29.9 million, or 6.1%, to $523.6 million during the twenty-six weeks ended July 4, 2017, from $493.7 million during the comparable twenty-six week period of 2016. The increase in revenues primarily consisted of an approximate $39.0 million increase in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 1.4%, or $6.4 million, decrease in comparable restaurant sales, a $2.3 million decrease related to the shift in weeks as a result of our 53rd week in fiscal 2016 and a $0.4 million decrease in restaurant sales due to the closure of our Century City, California restaurant in January 2016. The decrease in comparable restaurant sales resulted from a reduction in customer traffic of approximately 4.1%, partially offset by an increase in the average check of 2.7%.

Cost of Sales.  Cost of sales increased by $11.7 million, or 9.5%, to $134.9 million during the twenty-six weeks ended July 4, 2017, from $123.2 million during the comparable twenty-six week period of 2016. This increase was primarily due to the opening of 17 new restaurants since the twenty-six weeks ended June 28, 2016. As a percentage of revenues, cost of sales increased to 25.8% for the current thirteen week period from 25.0 % for the prior year comparable period. The increase in cost of sales, as a percentage of revenues, was primarily due to an increase in commodity costs, menu mix shifts to higher cost proteins driven by our new slow roasted items and increased promotional activities.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $15.7 million, or 9.2%, to $186.5 million during the twenty-six weeks ended July 4, 2017, from $170.8 million during the comparable twenty-six week period of 2016. This increase was primarily due to the opening of 17 new restaurants since the twenty-six weeks ended June 28, 2016. As a percentage of revenues, labor and benefit costs increased to 35.6% for the current thirteen week period from 34.6% for the prior year comparable period. The percentage increase was driven by higher hourly labor rates, increased training labor hours related to our major sales building initiatives, and deleveraging resulting from negative comparable restaurant sales. Included in labor and benefits for the twenty-six weeks ended July 4, 2017 and June 28, 2016, was approximately $1.0 million and $0.9 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $9.6 million, or 9.7%, to $108.8 million during the twenty-six weeks ended July 4, 2017, from $99.2 million during the comparable twenty-six week period of 2016. This increase was primarily due to the opening of 17 new restaurants since the twenty-six weeks ended June 28, 2016. As a percentage of revenues, occupancy and operating expenses increased to 20.8% for the current thirteen week period from 20.1% for the prior year comparable period. This percentage increase was due to the deleveraging of the fixed component of these expenses as a result of negative comparable restaurant sales.

General and Administrative.  General and administrative expenses increased by $0.4 million, or 1.3%, to $28.5 million during the twenty-six weeks ended July 4, 2017, from $28.1 million during the comparable twenty-six week period of 2016. The slight increase in general and administrative costs was primarily due to higher field supervision and support costs to manage our increasing number of restaurants offset by lower corporate incentive compensation. Also included in general and administrative costs for the twenty-six weeks ended July 4, 2017 and June 28, 2016, was approximately $2.5 million and $2.2 million, or 0.5% and 0.4% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.4% for the current thirteen week period from 5.7% for the prior year comparable period. This percentage decrease was primarily due to the leveraging of our costs over a higher revenue base.

Depreciation and Amortization.  Depreciation and amortization increased by $2.2 million, or 6.8%, to $33.8 million during the twenty-six weeks ended July 4, 2017, compared to $31.6 million during the comparable twenty-six week period of 2016. This increase was primarily due to depreciation expense related to the 17 new restaurants opened since the twenty-six weeks ended June 28, 2016. As a percentage of revenues, depreciation and amortization increased to 6.5% for the current thirteen week period from 6.4% for the prior year comparable period. This increase is primarily due to the deleveraging of the fixed component of these expenses as a result of negative comparable restaurant sales.

Restaurant Opening.  Restaurant opening expense decreased by $0.3 million, or 10.9%, to $2.7 million during the twenty-six weeks ended July 4, 2017, compared to $3.0 million during the comparable twenty-six week period of 2016.

Loss on Disposal and Impairment of Assets.  The loss on disposal and impairment of assets increased by $1.6 million, or 112.8%, to $3.1 million during the twenty-six weeks ended July 4, 2017, compared to $1.5 million during the comparable twenty-six week period of 2016. This increase is primarily due to the write-off of the remaining net book value of certain convection ovens and point of sale terminals following the recent rollout of our new slow roasting ovens and server handheld point of sale tablets.

Interest Expense, Net.  Interest expense, net increased by $1.2 million to $2.0 million during the twenty-six weeks ended July 4, 2017, compared to $0.8 million during the comparable twenty-six week period of 2016. This increase was due to increased borrowings under our Credit Facility.

Other Income, Net.  Other income, net increased by $0.6 million to $1.1 million during the twenty-six weeks ended July 4, 2017, compared to $0.4 million during the comparable twenty-six week period of 2016. This increase was primarily due to greater gift card breakage income coupled with an increase in the cash surrender value of certain life insurance programs under our deferred compensation plan.

Income Tax Expense.  Our effective income tax rate for the twenty-six weeks ended July 4, 2017, was 22.5% compared to 28.6% for the comparable twenty-six week period of 2016. The reduction in our effective income tax rate was driven by a reduction in the projected income before tax for fiscal 2017 during the twenty-six weeks ended July 4, 2017. Our estimated annual effective tax rate differs from the statutory income tax rate primarily due to tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	July 4, 2017	January 3, 2017
Cash and cash equivalents	$22,675	$22,761
Net working capital	$(54,426)	$(67,008)
Current ratio	0.5:1.0	0.5:1.0

	For the Twenty-Six Weeks Ended
	July 4, 2017	June 28, 2016
Cash provided by operating activities	$51,620	$70,944
Capital expenditures	$45,170	$49,951

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

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $51.6 million during the twenty-six weeks ended July 4, 2017, representing a $19.3 million decrease from the $70.9 million provided during the twenty-six weeks ended June 28, 2016. The decrease in cash from operating activities for the twenty-six weeks ended July 4, 2017, in comparison the twenty-six weeks ended June 28, 2016, is primarily due to the collection of our $6.0 million lease termination fee in the prior year, coupled with a reduction in payroll related accruals as a result of the impact of the 53rd week in fiscal 2016 and lower net income during the current twenty-six week period.

For the twenty-six weeks ended July 4, 2017, total capital expenditures were approximately $45.2 million. Expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewing equipment and leasehold improvements to construct new restaurants were $24.6 million. These expenditures were primarily related to the construction of our seven new restaurants that opened during the twenty-six weeks ended July 4, 2017, as well as expenditures related to restaurants expected to open later in fiscal 2017. Total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $20.2 million and $0.4 million, respectively.

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

We expect to open 10 new restaurants in fiscal 2017, seven of which were open as of July 4, 2017, and we have entered into signed leases, land purchase agreements or letters of intent for all of our potential 2017 restaurant locations. While we expect our capital expenditures to remain significant, the reduction of restaurant openings in fiscal 2017 will reduce our capital expenditure spend as compared to fiscal 2016. The decision to reduce our pace of expansion will generate increased free cash flow and provide added financial flexibility. It will also allow us to allocate greater resources to our core base of established restaurants to improve sales and profitability. While our new restaurant unit economics remain solid and warrant continued capital allocation, we will also opportunistically repurchase shares funded by our excess cash flow from operations, combined with funded debt, to support our commitment to drive total shareholder returns.

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

As of July 4, 2017, we have cumulatively repurchased approximately $322.4 million shares in accordance with our approved share repurchase plan. We repurchased approximately $31.9 million of these shares during the twenty-six weeks ended July 4, 2017. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. In March 2017, the Company’s Board of Directors approved an expansion of the share repurchase program by $50 million. As of July 4, 2017, we have approximately $77.6 million available under our current $400 million share repurchase plan approved by our Board of Directors. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of July 4, 2017, we are not involved in any off-balance sheet arrangements.

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

Interest Rate Risk

We have a $250 million unsecured Credit Facility of which $172.5 million is currently outstanding that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced stock repurchase program and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $1.3 million annual impact on our net income.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 4, 2017, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 4, 2017, we have cumulatively repurchased shares valued at approximately $322.4 million in accordance with our approved share repurchase plan. Approximately $31.9 million of these shares were repurchased during the twenty-six weeks ended July 4, 2017. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually-negotiated transactions, accelerated share buyback, and/or open market purchases. In March 2017, the Company’s Board of Directors approved an expansion of the share repurchase program by $50 million. As of July 4, 2017, we have approximately $77.6 million available under the current $400 million share repurchase plan approved by our Board of Directors. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during the twenty-six weeks ended July 4, 2017:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/04/17 – 01/31/17	309,677	$36.12	309,677	$—	$48,279,389
02/01/17 – 02/28/17	316,423	$35.72	316,423	$—	$36,977,187
03/01/17 – 04/04/17	170,689	$38.12	170,689	$50,000,000	$80,469,746
04/05/17 – 05/02/17	33,916	$40.34	33,916	$—	$79,101,642
05/03/17 – 05/30/17	3,143	$43.98	3,143	$—	$78,963,417
05/31/17 – 07/04/17	36,348	$37.42	36,348	$—	$77,603,349
Total	870,196		870,196

(1)	Period information is presented in accordance with our fiscal months during the twenty-six weeks ended July 4, 2017.

Item 6.  EXHIBITS

Exhibit Number	Description
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

101

The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2017, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

August 7, 2017	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)