Form 10-Q
period 2017-10-03
BJs RESTAURANTS INC
filed 2017-11-06
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended October 3, 2017

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

As of November 3, 2017, there were 20,633,394 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 3, 2017	January 3, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,694	$22,761
Accounts and other receivables, net	12,537	14,698
Inventories, net	10,226	9,907
Prepaid expenses and other current assets	8,368	11,324
Total current assets	59,825	58,690

Property and equipment, net	599,450	601,324
Goodwill	4,673	4,673
Other assets, net	29,118	26,625
Total assets	$693,066	$691,312

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$23,984	$31,145
Accrued expenses	83,634	94,553
Total current liabilities	107,618	125,698

Deferred income taxes	37,073	37,587
Deferred rent	32,047	30,424
Deferred lease incentives	53,951	54,119
Long-term debt	194,000	148,000
Other liabilities	23,199	20,587
Total liabilities	447,888	416,415

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 20,746 and 22,332 shares issued and outstanding as of October 3, 2017 and January 3, 2017, respectively	—	—
Capital surplus	68,228	66,200
Retained earnings	176,950	208,697

Total shareholders’ equity	245,178	274,897
Total liabilities and shareholders’ equity	$693,066	$691,312

See accompanying notes to unaudited consolidated financial statements.

(1)	Included in accounts payable as of October 3, 2017 and January 3, 2017 is $3,816 and $5,782, respectively, of related party trade payables. See Note 4 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Thirteen		For the Thirty-Nine
	Weeks Ended		Weeks Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
Revenues	$247,009	$233,702	$770,642	$727,431
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	65,553	59,882	200,465	183,091
Labor and benefits	91,228	82,034	277,724	252,793
Occupancy and operating (1)	55,238	50,474	164,054	149,691
General and administrative	13,035	12,921	41,536	41,050
Depreciation and amortization	17,430	16,292	51,231	47,930
Restaurant opening	534	2,218	3,205	5,216
Loss on disposal and impairment of assets	1,070	810	4,168	2,266
Natural disaster and related	905	—	905	—
Severance and legal settlements	423	—	423	369
Total costs and expenses	245,416	224,631	743,711	682,406
Income from operations	1,593	9,071	26,931	45,025

Other (expense) income:
Interest expense, net	(1,177)	(344)	(3,178)	(1,100)
Other income, net	423	378	1,474	813
Total other (expense) income	(754)	34	(1,704)	(287)
Income before income taxes	839	9,105	25,227	44,738

Income tax (benefit) expense	(1,550)	1,868	3,933	12,068

Net income	$2,389	$7,237	$21,294	$32,670

Net income per share:
Basic	$0.11	$0.30	$0.98	$1.35
Diluted	$0.11	$0.30	$0.97	$1.33

Weighted average number of shares outstanding:
Basic	21,354	24,091	21,620	24,172
Diluted	21,670	24,486	22,032	24,589

See accompanying notes to unaudited consolidated financial statements.

(1)

Related party costs included in cost of sales are $20,487 and $19,240 for the thirteen weeks ended October 3, 2017 and September 27, 2016, respectively, and $62,376 and $60,410 for the thirty-nine weeks ended October 3, 2017 and September 27, 2016, respectively. Related party costs included in operating and occupancy are $2,325 and $2,169 for the thirteen weeks ended October 3, 2017 and September 27, 2016, respectively, and $6,868 and $6,543 for the thirty-nine weeks ended October 3, 2017 and September 27, 2016, respectively. See Note 4 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	October 3, 2017	September 27, 2016
Cash flows from operating activities:
Net income	$21,294	$32,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,231	47,930
Deferred income taxes	(514)	4,117
Stock-based compensation expense	5,271	4,580
Loss on disposal and impairment of assets	4,168	2,266
Natural disaster and related	194	—
Changes in assets and liabilities:
Accounts and other receivables	2,559	12,844
Landlord contribution for tenant improvements	124	559
Inventories, net	(319)	(620)
Prepaid expenses and other current assets	2,603	3,891
Other assets, net	(3,509)	(3,729)
Accounts payable	(4,788)	(3,172)
Accrued expenses	(10,919)	4,895
Deferred rent	1,623	2,225
Deferred lease incentives	(168)	660
Other liabilities	204	(485)
Net cash provided by operating activities	69,054	108,631

Cash flows from investing activities:
Purchases of property and equipment	(57,358)	(80,682)
Proceeds from sale of assets	4,739	—
Net cash used in investing activities	(52,619)	(80,682)

Cash flows from financing activities:
Borrowings on line of credit	1,604,600	749,700
Payments on line of credit	(1,558,600)	(740,900)
Excess tax benefit from stock-based compensation	—	289
Taxes paid on vested stock units under employee plans	(248)	(208)
Proceeds from exercise of stock options	1,029	1,890
Repurchases of common stock	(57,283)	(47,376)
Net cash used in financing activities	(10,502)	(36,605)

Net increase (decrease) in cash and cash equivalents	5,933	(8,656)
Cash and cash equivalents, beginning of period	22,761	34,604
Cash and cash equivalents, end of period	$28,694	$25,948

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,909	$6,786
Cash paid for interest, net of capitalized interest	$2,968	$904
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable	$6,947	$14,802
Stock-based compensation capitalized	$218	$226

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. (referred to herein as the “Company,” “we,” “us” and “our”) and our wholly owned subsidiaries. The consolidated financial statements presented herein include all material adjustments which are, in the opinion of management, necessary for a fair presentation of our financial condition, results of operations and cash flows for the period. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules. The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended January 3, 2017. The disclosures included in our accompanying interim consolidated financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission.

Reclassifications

As a result of the adoption of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), reclassifications of financial statement amounts have been made to the prior period to conform to the current period’s presentation. The adoption of this standard resulted in the reclassification of $18.4 million from current to long-term deferred taxes on January 3, 2017.

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

The majority of the Company’s revenues are from food and beverage sales at our restaurants. ASU 2014-09 will not have an impact on revenue recognition related to food and beverage sales unless the sales are to a customer participating in our loyalty program. Currently, we measure our total loyalty rewards obligation based on the estimated number of customers who will ultimately claim the rewards earned under the program using the estimated cost of the rewards. Under this approach, we estimate the cost of a loyalty point based on the equivalent cost of the food and beverage earned by our customers. These expenses are accrued for and recorded as marketing expenses and are included in “Occupancy and operating” expenses on our Consolidated Statements of Income. Under ASU 2016-10, we will be required to allocate the transaction price between the goods delivered and the future goods that will be delivered, using the loyalty points earned, on a relative standalone selling price basis. The portion of the transaction price allocated to the future loyalty rewards will be deferred until the related loyalty rewards are redeemed. We will no longer record a marketing expense related to loyalty points earned. These new standards will not impact the way we account for gift card breakage. We are in the process of quantifying the impact of adopting this new standard as well as determining the adoption method.

2.  LONG-TERM DEBT

Line of Credit

Our Credit Facility, which matures on November 18, 2021, provides us with revolving loan commitments totaling $250 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility are unsecured. As of October 3, 2017, there were borrowings of $194.0 million and letters of credit totaling approximately $14.4 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $41.6 million as of October 3, 2017. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirty-nine weeks ended October 3, 2017 was approximately 2.2%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At October 3, 2017, we were in compliance with these covenants.

Interest expense and commitment fees under the Credit Facility for the thirty-nine weeks ended October 3, 2017 and September 27, 2016 was approximately $3.2 million and $1.1 million, respectively. We capitalized approximately $0.1 million and $0.2 million of interest expense related to new restaurant construction during the thirty-nine weeks ended October 3, 2017, and September 27, 2016, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For the Thirteen		For the Thirty-Nine
	Weeks Ended		Weeks Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
Numerator:
Net income	$2,389	$7,237	$21,294	$32,670
Denominator:
Weighted-average shares outstanding – basic	21,354	24,091	21,620	24,172
Dilutive effect of equity awards	316	395	412	417
Weighted-average shares outstanding – diluted	21,670	24,486	22,032	24,589

For the thirteen weeks ended October 3, 2017 and September 27, 2016, there were approximately 1.1 million and 0.4 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive. For the thirty-nine weeks ended October 3, 2017 and September 27, 2016, there were approximately 0.5 million and 0.3 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within cost of sales and occupancy and operating expenses consisted of the following (in thousands):

	For the Thirteen				For the Thirty-Nine
	Weeks Ended				Weeks Ended
	October 3, 2017		September 27, 2016		October 3, 2017		September 27, 2016
Cost of sales:
Third party suppliers	$45,066	68.7%	$40,642	67.9%	$138,089	68.9%	$122,681	67.0%
Jacmar	20,487	31.3	19,240	32.1	62,376	31.1	60,410	33.0
Total cost of sales	$65,553	100.0%	$59,882	100.0%	$200,465	100.0%	$183,091	100.0%

Occupancy and operating:
Third party suppliers	$52,913	95.8%	$48,305	95.7%	$157,186	95.8%	$143,148	95.6%
Jacmar	2,325	4.2	2,169	4.3	6,868	4.2	6,543	4.4
Total occupancy and operating	$55,238	100.0%	$50,474	100.0%	$164,054	100.0%	$149,691	100.0%

The amounts included in trade payables related to Jacmar consisted of the following (in thousands):

	October 3, 2017	January 3, 2017
Third party suppliers	$20,168	$25,363
Jacmar	3,816	5,782
Total accounts payable	$23,984	$31,145

5.  STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the 2005 Equity Incentive Plan (as amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to employees, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options, and performance and time-based restricted stock units. Stock options and stock appreciation rights, if any, are charged against the Plan share reserve on the basis of one share for each share granted. Other types of grants, including restricted stock units (“RSUs”), are currently charged against the Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as limits on the number that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

Under the Plan, we issue non-qualified stock options as well as time-based and performance-based RSUs to vice presidents and above. We issue time-based RSUs, and/or non-qualified stock options to other support employees. We also issue RSUs and non-qualified stock options in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen mangers, directors of operations and directors of kitchen operations. GSSOP grants are dependent on the length of each participant’s service with us and position. All GSSOP participants are required to remain in good standing during their service period.

The Plan permits us to set the vesting terms and exercise period for awards at our discretion. Stock options and time-based RSUs vest ratably over three or five years for non-GSSOP participants and either cliff vest at five years or cliff vest at 33% on the third anniversary and 67% on the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary of the grant date in an amount from 0% to 150% of the grant quantity, dependent on the level of performance target achievement.

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen		For the Thirty-Nine
	Weeks Ended		Weeks Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
Labor and benefits	$406	$413	$1,404	$1,321
General and administrative	$1,335	$1,061	$3,867	$3,259
Capitalized (1)	$75	$64	$218	$226

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	October 3, 2017	September 27, 2016
Expected volatility	34.7%	35.9%
Risk free interest rate	1.9%	1.5%
Expected option life	5 years	5 years
Dividend yield	0%	0%
Fair value of options granted	$12.12	$14.30

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

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the market close fair value of our shares on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 3, 2017	1,227	$31.95	802	$27.73
Granted	168	36.25
Exercised	(38)	27.08
Forfeited	(23)	39.67
Outstanding at October 3, 2017	1,334	$32.50	880	$29.42

As of October 3, 2017, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.6 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 3, 2017	460	$39.75
Granted	157	37.26
Vested or released	(76)	43.70
Forfeited	(50)	39.82
Outstanding at October 3, 2017	491	$38.34

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., three or five years). As of October 3, 2017, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $9.4 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 3, 2017	54	$37.87
Granted	40	35.95
Vested or released	—	—
Forfeited	(24)	32.49
Outstanding at October 3, 2017	70	$38.68

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed based on management’s current estimate of the level that the performance goal will be achieved. As of October 3, 2017, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.2 million, which is generally expected to be recognized over the next three years.

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

As of October 3, 2017, we had unrecognized tax benefits of approximately $1.3 million, of which approximately $0.9 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

Balance at January 3, 2017	$1,245
Decrease for tax positions taken in prior years	(3)
Increase for tax positions taken in current year	96
Decrease for statute expiration	(64)
Balance at October 3, 2017	$1,274

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of October 3, 2017, the earliest tax year still subject to examination by the Internal Revenue Service is 2014. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2012.

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

8.  STOCK REPURCHASES

During the thirty-nine weeks ended October 3, 2017, we repurchased and retired approximately 1.7 million shares of our common stock at an average price of $34.02 per share for a total of $57.3 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. In March 2017, the Company’s Board of Directors approved an expansion of the authorized share repurchase program by $50 million to $400 million in the aggregate. As of October 3, 2017, approximately $52.2 million remains available for additional repurchases under our share repurchase program.

9.  SUBSEQUENT EVENTS

On October 24, 2017, our Board of Directors authorized and declared a quarterly cash dividend of $0.11 per share of common stock payable on December 4, 2017, to shareholders of record at the close of business on November 13, 2017. While the Company intends to pay regular quarterly cash dividends in future periods, any decisions to pay or to increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion.

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

“Forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;
•	the rate and scope of our future restaurant development;
•	the total domestic capacity for our restaurants;
•	dates on which we will commence or complete the development and opening of new restaurants;
•	expectations for consumer spending on casual dining restaurant occasions;
•	the availability and cost of key commodities used in our restaurants and brewing operations;
•	menu price increases and their effect, if any, on revenue and results of operations;
•	the effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;
•	capital requirement expectations and actual or available borrowings on our line of credit;

•	projected revenues, operating costs and expenses;
•	projected shareholder dividend frequency and amount; and
•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These “forward-looking” statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that may cause actual events or results to differ materially from those expressed or implied by the statements. Significant factors that may prevent us from achieving our stated goals include, but are not limited to:

•

Failure to maintain a favorable image, credibility and the value of the BJ’s brand and our reputation for offering customers a higher quality more differentiated total dining experience at a good value.

•	Any inability or failure to recognize, respond to and effectively manage the accelerated impact of social media.
•	Any deterioration in general economic conditions, which may affect consumer spending.
•	Any deterioration in general economic conditions, which may also have a material adverse impact on our landlords or on businesses neighboring our locations.
•	Any inability or failure to successfully expand our restaurant operations.
•

Any inability to open new restaurants on schedule in accordance with our targeted capacity growth or problems associated with securing suitable restaurant locations, leases and licenses, recruiting and training qualified managers and hourly employees and other factors, some of which are beyond our control and difficult to forecast accurately.

•	Any inability to access sources of capital or to raise required capital in the future.
•	Any failure of our existing or new restaurants to achieve expected results.
•	Any strain on our infrastructure and resources due to growth, which may slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
•	Any decision to either reduce or accelerate the pace of openings.
•	Any fluctuation in our future operating results due to the expenditures required to open new restaurants.
•

Our concentration of a significant number of our restaurants in California, Texas and Florida, which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

•	Any negative publicity about us, our restaurants, other restaurants, or others across the food supply chain, due to food borne illness or other reasons, whether or not accurate.
•	Any adverse changes in the cost of food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), brewing and energy.
•	Any inability of our independent third party brewers and manufacturers to timely supply our beer.
•

Periodic reviews and audits of our internal brewing, independent third party brewing and beer distribution arrangements by various federal, state and local governmental and regulatory agencies, which may be adversely affected by different interpretations of the laws and regulations that govern such arrangements or by new laws and regulations.

•

Government laws and regulations affecting the operation of our restaurants, including but not limited to those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, federal or state exemption rules, health insurance coverage, or other employment benefits such as paid time off, consumer health and safety, nutritional disclosures, and employment eligibility-related documentation requirements, which may increase our operating costs, cause unexpected disruptions to our operations and restrict our growth.

•

Heavy dependence of our operations, including our loyalty and employee engagement programs on information technology, which may be adversely affected by any material failure of such technology, including but not limited to cyber-attacks.

•

Unsolicited takeover proposals, governance change proposals, proxy contests and certain proposals/actions by activist investors, which may create additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management.

•

Any suspension of, or failure to pay regular dividends or to repurchase the Company’s stock up to the maximum amounts permitted under, our previously announced repurchase program, either of which may negatively impact investor perceptions of us.

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2017.

GENERAL

As of November 6, 2017, we owned and operated 195 restaurants located in the 25 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewhouse®, a BJ’s Restaurant & Brewery®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Currently, the BJ’s Restaurant & Brewhouse® format represents our primary future expansion vehicle. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes. Our BJ’s Pizza & Grill® restaurants are smaller format, full-service restaurants relative to our BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations and reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Grill® restaurant is a slightly smaller footprint restaurant, compared to our BJ’s Restaurant & Brewhouse® format, featuring all the amenities of our Brewhouse locations.

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

Cost of sales is comprised of food and beverage costs, including the cost to produce and distribute our proprietary craft beer, soda and ciders. The components of cost of sales are variable and typically fluctuate directly with sales volumes, but may be impacted by changes in commodity prices, a shift in sales mix to higher cost proteins or other higher cost items, or varying levels of promotional activities.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended October 3, 2017 September 27, 2016, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen		For the Thirty-Nine
	Weeks Ended		Weeks Ended
	October 3, 2017	September 27, 2016	October 3, 2017	September 27, 2016
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	26.5	25.6	26.0	25.2
Labor and benefits	36.9	35.1	36.0	34.8
Occupancy and operating	22.4	21.6	21.3	20.6
General and administrative	5.3	5.5	5.4	5.6
Depreciation and amortization	7.1	7.0	6.6	6.6
Restaurant opening	0.2	0.9	0.4	0.7
Loss on disposal of assets and impairments	0.4	0.3	0.5	0.3
Natural disaster and related	0.4	—	0.1	—
Severance and legal settlements	0.2	—	0.1	0.1
Total costs and expenses	99.4	96.1	96.5	93.8
Income from operations	0.6	3.9	3.5	6.2

Other (expense) income:
Interest expense, net	(0.5)	(0.1)	(0.4)	(0.2)
Other income, net	0.2	0.2	0.2	0.1
Total other (expense) income	(0.3)	—	(0.2)	—
Income before income taxes	0.3	3.9	3.3	6.2

Income tax (benefit) expense	(0.6)	0.8	0.5	1.7
Net income	1.0%	3.1%	2.8%	4.5%

Thirteen Weeks Ended October 3, 2017 Compared to Thirteen Weeks Ended September 27, 2016.

Revenues.  Total revenues increased by $13.3 million, or 5.7% to $247.0 million during the thirteen weeks ended October 3, 2017, from $233.7 million during the comparable thirteen week period of 2016. The increase in revenues primarily consisted of an approximate $17.2 million increase in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 1.7%, or $3.8 million, decrease in comparable restaurant sales and a $0.1 million decrease related to the shift in weeks as a result of our 53rd week in fiscal 2016. The decrease in comparable restaurant sales resulted from a reduction in customer traffic of approximately 3.0%, partially offset by an increase in the average check of 1.3%.

Cost of Sales.  Cost of sales increased by $5.7 million, or 9.5%, to $65.6 million during the thirteen weeks ended October 3, 2017, from $59.9 million during the comparable thirteen week period of 2016. This increase was primarily due to the opening of 13 new restaurants since the thirteen weeks ended September 27, 2016. As a percentage of revenues, cost of sales increased to 26.5% for the current thirteen week period from 25.6% for the prior year comparable period. The increase in cost of sales, as a percentage of revenues, was primarily due to an increase in commodity costs, menu mix shifts related to our new slow roasted items and Daily Brewhouse Specials, as well as increased promotional activities.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $9.2 million, or 11.2%, to $91.2 million during the thirteen weeks ended October 3, 2017, from $82.0 million during the comparable thirteen week period of 2016. This increase was primarily due to the opening of 13 new restaurants since the thirteen weeks ended September 27, 2016. As a percentage of revenues, labor and benefit costs increased to 36.9% for the current thirteen week period from 35.1% for the prior year comparable period. The percentage increase was driven by higher hourly labor rates, increased training labor hours related to our major sales building initiatives, and negative comparable restaurant sales. Included in labor and benefits for the thirteen weeks ended October 3, 2017 and September 27, 2016, was approximately $0.4 million, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $4.8 million, or 9.4%, to $55.2 million during the thirteen weeks ended October 3, 2017, from $50.5 million during the comparable thirteen week period of 2016. This increase was primarily due to the opening of 13 new restaurants since the thirteen weeks ended September 27, 2016. As a percentage of revenues, occupancy and operating expenses increased to 22.4% for the current thirteen week period from 21.6% for the prior year comparable period. This percentage increase was due to the deleveraging of the fixed component of these expenses as a result of negative comparable restaurant sales.

General and Administrative.  General and administrative expenses increased by $0.1 million, or 0.9%, to $13.0 million during the thirteen weeks ended October 3, 2017, from $12.9 million during the comparable thirteen week period of 2016. Also included in general and administrative costs for the thirteen weeks ended October 3, 2017 and September 27, 2016, was approximately $1.3 million and $1.1 million, or 0.5% of revenues of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.3% for the current thirteen week period from 5.5% for the prior year comparable period. This percentage decrease was primarily due to lower incentive compensation and the leveraging of our costs over a higher revenue base.

Depreciation and Amortization.  Depreciation and amortization increased by $1.1 million, or 7.0%, to $17.4 million during the thirteen weeks ended October 3, 2017, compared to $16.3 million during the comparable thirteen week period of 2016. This increase was primarily due to depreciation expense related to the 13 new restaurants opened since the thirteen weeks ended September 27, 2016. As a percentage of revenues, depreciation and amortization increased slightly to 7.1% for the current thirteen week period from 7.0% for the prior year comparable period.

Restaurant Opening.  Restaurant opening expense decreased by $1.7 million, or 75.9%, to $0.5 million during the thirteen weeks ended October 3, 2017, compared to $2.2 million during the comparable thirteen week period of 2016. This decrease was due to the opening of one new restaurant during the thirteen weeks ended October 3, 2017, compared to five new restaurants during the comparable thirteen week period of 2016.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets increased by $0.3 million, or 32.1%, to $1.1 million during the thirteen weeks ended October 3, 2017, compared to $0.8 million during the comparable thirteen week period of 2016. These costs primarily related to the disposal of certain unproductive restaurant assets.

Natural Disaster and Related.  Natural disaster and related expense of $0.9 million during the thirteen weeks ended October 3, 2017, related to property damages, food spoilage, labor and other expenses from Hurricanes Harvey and Irma, in excess of our related insurance coverage.

Severance and Legal Settlements.  Severance and legal settlements of $0.4 million during the thirteen weeks ended October 3, 2017, related to the reduction of certain corporate overhead positions primarily related to supporting new restaurant openings.

Interest Expense, Net.  Interest expense, net increased by $0.8 million to $1.2 million during the thirteen weeks ended October 3, 2017, compared to $0.3 million during the comparable thirteen week period of 2016. This increase was due to increased borrowings under our Credit Facility.

Income Tax (Benefit) Expense.  Our effective income tax rate for the thirteen weeks ended October 3, 2017, was a net benefit of $1.6 million compared to an income tax expense of $1.9 million for the comparable thirteen week period of 2016. The income tax benefit for the thirteen weeks ended October 3, 2017, was a result of a change to our estimated annual effective tax rate principally attributable to a decrease in forecasted income for fiscal 2017.  The effective income tax rate for the thirteen weeks ended October 3, 2017, differed from the statutory income tax rate primarily due to tax credits.

Thirty-Nine Weeks Ended October 3, 2017 Compared to Thirty-Nine Weeks Ended September 27, 2016.

Revenues.  Total revenues increased by $43.2 million, or 5.9%, to $770.6 million during the thirty-nine weeks ended October 3, 2017, from $727.4 million during the comparable thirty-nine week period of 2016. The increase in revenues primarily consisted of an approximate $56.3 million increase in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 1.5%, or $10.2 million, decrease in comparable restaurant sales, a $2.5 million decrease related to the shift in weeks as a result of our 53rd week in fiscal 2016 and a $0.4 million decrease in restaurant sales due to the closure of our Century City, California restaurant in January 2016. The decrease in comparable restaurant sales resulted from a reduction in customer traffic of approximately 3.9%, partially offset by an increase in the average check of 2.4%.

Cost of Sales.  Cost of sales increased by $17.4 million, or 9.5%, to $200.5 million during the thirty-nine weeks ended October 3, 2017, from $183.1 million during the comparable thirty-nine week period of 2016. This increase was primarily due to the opening of 13 new restaurants since the thirty-nine weeks ended September 27, 2016. As a percentage of revenues, cost of sales increased to 26.0 % for the current thirty-nine week period from 25.2 % for the prior year comparable period. The increase in cost of sales, as a percentage of revenues, was primarily due to an increase in commodity costs, menu mix shifts related to our new slow roasted items and Daily Brewhouse Specials, as well as increased promotional activities.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $24.9 million, or 9.9%, to $277.7 million during the thirty-nine weeks ended October 3, 2017, from $252.8 million during the comparable thirty-nine week period of 2016. This increase was primarily due to the opening of 13 new restaurants since the thirty-nine weeks ended September 27, 2016. As a percentage of revenues, labor and benefit costs increased to 36.0% for the current thirty-nine week period from 34.8% for the prior year comparable period. The percentage increase was driven by higher hourly labor rates, increased training labor hours related to our major sales building initiatives, and negative comparable restaurant sales. Included in labor and benefits for the thirty-nine weeks ended October 3, 2017 and September 27, 2016, was approximately $1.4 million and $1.3 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $14.4 million, or 9.6%, to $164.1 million during the thirty-nine weeks ended October 3, 2017, from $149.7 million during the comparable thirty-nine week period of 2016. This increase was primarily due to the opening of 13 new restaurants since the thirty-nine weeks ended September 27, 2016. As a percentage of revenues, occupancy and operating expenses increased to 21.3% for the current thirty-nine week period from 20.6% for the prior year comparable period. This percentage increase was due to the deleveraging of the fixed component of these expenses as a result of negative comparable restaurant sales.

General and Administrative.  General and administrative expenses increased by $0.5 million, or 1.2%, to $41.5 million during the thirty-nine weeks ended October 3, 2017, from $41.1 million during the comparable thirty-nine week period of 2016. The slight increase in general and administrative costs was primarily due to higher field supervision and support costs to manage our increasing number of restaurants offset by lower corporate incentive compensation. Also included in general and administrative costs for the thirty-nine weeks ended October 3, 2017 and September 27, 2016, was approximately $3.9 million and $3.3 million, or 0.5% and 0.4% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.4% for the current thirty-nine week period from 5.6% for the prior year comparable period. This percentage decrease was primarily due to the leveraging of our costs over a higher revenue base.

Depreciation and Amortization.  Depreciation and amortization increased by $3.3 million, or 6.9%, to $51.2 million during the thirty-nine weeks ended October 3, 2017, compared to $47.9 million during the comparable thirty-nine week period of 2016. This increase was primarily due to depreciation expense related to the 13 new restaurants opened since the thirty-nine weeks ended September 27, 2016. As a percentage of revenues, depreciation and amortization remained consistent at 6.6% for the current thirty-nine week period and for the prior year comparable period.

Restaurant Opening.  Restaurant opening expense decreased by $2.0 million, or 38.6%, to $3.2 million during the thirty-nine weeks ended October 3, 2017, compared to $5.2 million during the comparable thirty-nine week period of 2016. This decrease was due to the opening of eight new restaurants during thirty-nine weeks ended October 3, 2017, compared to 12 new restaurants during the comparable thirty-nine week period of 2016.

Loss on Disposal and Impairment of Assets.  The loss on disposal and impairment of assets increased by $1.9 million, or 83.9%, to $4.2 million during the thirty-nine weeks ended October 3, 2017, compared to $2.3 million during the comparable thirty-nine week period of 2016. This increase was primarily due to the write-off of the remaining net book value of certain convection ovens and point of sale terminals following the recent rollout of our new slow roasting ovens and server handheld point of sale tablets.

Natural Disaster and Related.  Natural disaster and related expense of $0.9 million during the thirty-nine weeks ended October 3, 2017, related to property damages, food spoilage, labor and other expenses from Hurricanes Harvey and Irma, in excess of our related insurance coverage.

Severance and Legal Settlements.  Severance and legal settlements was $0.4 million during the thirty-nine weeks ended October 3, 2017, and for the comparable thirty-nine week period of 2016. For the current thirty-nine week period, this related to the reduction of certain corporate overhead positions primarily related to supporting new restaurant openings, and for the comparable prior year period, it related to the settlement of a wage and hour claim.

Interest Expense, Net.  Interest expense, net increased by $2.1 million to $3.2 million during the thirty-nine weeks ended October 3, 2017, compared to $1.1 million during the comparable thirty-nine week period of 2016. This increase was due to increased borrowings under our Credit Facility.

Other Income, Net.  Other income, net increased by $0.7 million to $1.5 million during the thirty-nine weeks ended October 3, 2017, compared to $0.8 million during the comparable thirty-nine week period of 2016. This increase was primarily due to greater gift card breakage income coupled with an increase in the cash surrender value of certain life insurance programs under our deferred compensation plan.

Income Tax Expense.  Our effective income tax rate for the thirty-nine weeks ended October 3, 2017, was 15.6% compared to 27.0% for the comparable thirty-nine week period of 2016. The effective income tax rate for the thirty-nine weeks ended October 3, 2017, differed from the statutory income tax rate primarily due to tax credits. The decrease in our effective tax rate for fiscal 2017 compared to fiscal 2016 is a result of lower forecasted income for fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

The following tables provide, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	October 3, 2017	January 3, 2017
Cash and cash equivalents	$28,694	$22,761
Net working capital	$(47,793)	$(67,008)
Current ratio	0.6:1.0	0.5:1.0

	For the Thirty-Nine Weeks Ended
	October 3, 2017	September 27, 2016
Cash provided by operating activities	$69,054	$108,631
Capital expenditures	$57,358	$80,682

Our capital requirements are driven by our fundamental financial objective to improve total shareholder return through new restaurant expansion plans and restaurant enhancements and initiatives. In addition, we want to maintain a flexible and prudent balance sheet to provide the financial resources necessary to manage the risks and uncertainties of conducting our business operations in a mature segment of the restaurant industry. In order to achieve these objectives, we use a combination of operating cash flows, funded debt and landlord allowances. Over the last several years we have been augmenting our cash flow from operations by increasing our funded debt and using these proceeds to return capital to shareholders in the form of share repurchases and, beginning in the fourth quarter of fiscal 2017, quarterly cash dividends.

We currently estimate the total domestic capacity for BJ’s restaurants to be at least 425, given the size of our current restaurant prototype and the current structure of the BJ’s concept and menu. We expect to fund our growth plans from our ongoing operations, our cash balance on hand, proceeds from employee stock option exercises, tenant improvement allowances from our landlords and our $250 million Credit Facility. However, depending on the expected level of new restaurant development, tenant improvement allowances that we receive from our landlords, other planned capital investments including ongoing maintenance capital expenditures, and results from our ongoing operations, we may not generate enough cash flow from operations to completely fund our plans. In addition, share repurchases and our quarterly cash dividend or any significant increases in such repurchases or dividends may impact our available capital resources. Accordingly, we continue to actively monitor overall conditions in the capital and credit markets with respect to the potential sources and the timing of additional financing in order to enhance total shareholder return. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, when needed, we may be required to reduce our planned rate of expansion, share repurchases, quarterly cash dividends or other shareholder return initiatives.

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

Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $69.1 million during the thirty-nine weeks ended October 3, 2017, representing a $39.6 million decrease from the $108.6 million provided during the thirty-nine weeks ended September 27, 2016. The decrease in cash from operating activities for the thirty-nine weeks ended October 3, 2017, in comparison the thirty-nine weeks ended September 27, 2016, is primarily due to the collection of our $6.0 million lease termination fee in the prior year, coupled with a reduction in payroll related accruals as a result of the impact of the 53rd week in fiscal 2016 and lower net income during the current thirty-nine week period.

For the thirty-nine weeks ended October 3, 2017, total capital expenditures were approximately $57.4 million. Expenditures for the purchase of the underlying land for new restaurants as well as the acquisition of restaurant and brewing equipment and leasehold improvements to construct new restaurants were $31.1 million. These expenditures were primarily related to the construction of our eight new restaurants that opened during the thirty-nine weeks ended October 3, 2017, as well as expenditures related to restaurants expected to open later in fiscal 2017. Total capital expenditures related to the maintenance and key productivity initiatives of existing restaurants and expenditures for restaurant and corporate systems were $25.7 million and $0.6 million, respectively.

We have a $250 million unsecured revolving line of credit that expires on November 18, 2021, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of the Company’s stock repurchase program, our recently announced quarterly cash dividend and working capital and construction requirements.

As of November 6, 2017, we have opened eight restaurants and we have two additional restaurants, with signed leases, under construction that we expect to open before year end. We expect to open four to six new restaurants in fiscal 2018 and we have entered into signed leases, land purchase agreements or letters of intent for all of our potential restaurant locations. While we expect our capital expenditures to remain significant, the reduction of restaurant openings in fiscal 2018 will reduce our capital expenditure spend as compared to fiscal 2017. The decision to continue to reduce our pace of expansion will generate increased free cash flow and provide added financial flexibility. It will also allow us to allocate greater resources to our core base of established restaurants to improve sales and profitability. While our new restaurant unit economics remain solid and warrant continued capital allocation, we will continue to balance this new restaurant growth with our commitment to drive shareholder returns through our share repurchases program and, beginning in the fourth quarter of fiscal 2017, quarterly cash dividends.

We currently anticipate our total capital expenditures for fiscal 2018, including all expenditure categories, to be approximately $50 million to $60 million. We expect to fund our anticipated capital expenditures for the remainder of fiscal 2017 and fiscal 2018 with our current cash balance on hand, expected cash flows from operations, proceeds from sale-leaseback transactions, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

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

Historically, we have not paid any dividends to our shareholders. However, on October 24, 2017, our Board of Directors authorized and declared a quarterly cash dividend of $0.11 per share of common stock payable on December 4, 2017, to shareholders of record at the close of business on November 13, 2017. While we intend to pay regular quarterly cash dividends in future periods, any future decisions to pay or to increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. Our Credit Facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay.

As of October 3, 2017, we have cumulatively repurchased approximately $347.8 million shares in accordance with our approved share repurchase plan. We repurchased approximately $57.3 million of these shares during the thirty-nine weeks ended October 3, 2017. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. In March 2017, the Company’s Board of Directors approved an expansion of the share repurchase program by $50 million to $400 million. As of October 3, 2017, we have approximately $52.2 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of October 3, 2017, we are not involved in any off-balance sheet arrangements.

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

Interest Rate Risk

We have a $250 million unsecured Credit Facility of which $194.0 million is currently outstanding that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced stock repurchase program and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $1.6 million annual impact on our net income.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2017, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 3, 2017, we have cumulatively repurchased shares valued at approximately $347.8 million in accordance with our approved share repurchase plan. Approximately $57.3 million of these shares were repurchased during the thirty-nine weeks ended October 3, 2017. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually-negotiated transactions, accelerated share buyback, and/or open market purchases. In March 2017, the Company’s Board of Directors approved an expansion of the share repurchase program by $50 million. As of October 3, 2017, we have approximately $52.2 million available under the current $400 million share repurchase plan approved by our Board of Directors. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during the thirty-nine weeks ended October 3, 2017:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/04/17 – 01/31/17	309,677	$36.12	309,677	$—	$48,279,389
02/01/17 – 02/28/17	316,423	$35.72	316,423	$—	$36,977,187
03/01/17 – 04/04/17	170,689	$38.12	170,689	$50,000,000	$80,469,746
04/05/17 – 05/02/17	33,916	$40.34	33,916	$—	$79,101,642
05/03/17 – 05/30/17	3,143	$43.98	3,143	$—	$78,963,417
05/31/17 – 07/04/17	36,348	$37.42	36,348	$—	$77,603,349
07/05/17 – 08/01/17	200,019	$35.26	200,019	$—	$70,550,137
08/02/17 – 08/29/17	57,968	$32.96	57,968	$—	$68,639,351
08/30/17 – 10/03/17	555,673	$29.62	555,673	$—	$52,181,393
Total	1,683,856		1,683,856

(1)	Period information is presented in accordance with our fiscal months during the thirty-nine weeks ended October 3, 2017.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1 (P)

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

10.1

Amended and Restated Employment Agreement dated August 8, 2017, between the Company and Gregory A. Trojan, employed as President and Chief Executive Officer, incorporated by reference to Exhibit 10.1 to Form 8K filed on August 8, 2017.

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101

The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2017, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance

Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

(P)	Paper exhibit

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

November 6, 2017	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)