Form 10-K
period 2018-01-02
BJs RESTAURANTS INC
filed 2018-02-26
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2018

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, July 3, 2017, was $801,592,757, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 23, 2018, 20,504,188 shares of the common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant’s Proxy Statement for the Annual Meeting of Shareholders.

BJ’S RESTAURANTS, INC.

PART I

Unless the context indicates otherwise, when we use the words “BJ’s,” “the Company,” “we,” “us” or “our” in this Form 10-K, we are referring to BJ’s Restaurants, Inc., a California corporation, and its subsidiaries.

Cautionary Factors That May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

This Form 10-K contains “forward-looking” statements and other information based on the current beliefs and assumptions of our management. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions in this Form 10-K are intended to identify “forward-looking” statements. These statements reflect our current perspectives and outlook with respect to our future expansion plans, key business initiatives, expected operating conditions and other factors. We operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, may become important factors that affect us. It is not possible for us to predict the impact of all factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

“Forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;
•	the rate and scope of our future restaurant development;
•	the total domestic capacity for our restaurants;
•	dates on which we will commence or complete the development and opening of new restaurants;
•	expectations for consumer spending on casual dining restaurant occasions;
•	the availability and cost of key commodities used in our restaurants and brewing operations;
•	menu price increases and their effect, if any, on revenue and our results of operations;
•	the effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;
•	capital requirement expectations and actual or available borrowings on our line of credit;
•	projected revenues, operating costs and expenses;
•	projected share repurchases or shareholder dividend frequency and amount; and
•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

Some, but not all, significant factors that could prevent us from achieving our stated goals are set forth in Part I, Item 1A of this Annual Report on Form 10-K and include, but are not limited to:

•

Failure to maintain a favorable image, credibility and the value of the BJ’s brand and our reputation for offering customers a higher quality more differentiated total dining experience at a good value may adversely affect our business.

•	Any inability or failure to recognize, respond to and effectively manage the accelerated impact of social media may adversely affect our business.
•	Any deterioration in general economic conditions may affect consumer spending and adversely affect our revenues, operating results and liquidity.
•

Any deterioration in general economic conditions, which may also have a material adverse impact on our landlords or on businesses neighboring our locations, may adversely affect our revenues and results of operations.

•	Any inability or failure to successfully expand our restaurant operations may adversely affect our growth rate and results of operations.
•

Any inability to open new restaurants on schedule in accordance with our targeted capacity growth or problems associated with securing suitable restaurant locations, leases and licenses, recruiting and training qualified managers and hourly employees and other factors, some of which are beyond our control and difficult to forecast accurately may adversely affect our operations.

•	Any inability to access sources of capital and or to raise capital in the future may adversely affect our business.
•	Any failure of our existing or new restaurants to achieve expected results may have a negative impact on our consolidated financial results.
•	Any strain on our infrastructure and resources due to growth, which may slow our development of new restaurants may adversely affect our ability to manage our existing restaurants.
•	Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.
•	Expenditures required to open new restaurants may adversely affect our future operating results.
•

Our concentration of a significant number of our restaurants in California, Texas and Florida makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

•

Any negative publicity about us, our restaurants, other restaurants, or others across the food supply chain, due to food borne illness or other reasons, whether or not accurate may adversely affect the reputation and popularity of our restaurants and our results of operations.

•

Any adverse changes in the cost of food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), brewing and energy may adversely affect our operating results.

•	Any inability of our internal or independent third party brewers to timely supply our beer may adversely affect our operating results.
•

Periodic reviews and audits of our internal brewing, independent third party brewing and beer distribution arrangements by various federal, state and local governmental and regulatory agencies may adversely affect our operations and our operating results.

•

Government laws and regulations affecting the operation of our restaurants, including but not limited to those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, federal or state exemption rules, health insurance coverage, or other employment benefits such as paid time off, consumer health and safety, nutritional disclosures, and employment eligibility-related documentation requirements may cause disruptions to our operations, adversely affect our operating costs and restrict our growth.

•

Heavy dependence of our operations, including our loyalty and employee engagement programs, on information technology may adversely affect our revenues and impair our ability to efficiently operate our business if there is a material failure of such technology,

•

Unsolicited takeover proposals, governance change proposals, proxy contests and certain proposals/actions by activist investors may create additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties may affect the market price and volatility of our securities.

•

Any suspension of or failure to pay regular dividends or to repurchase the Company’s stock up to the maximum amounts permitted under our previously announced repurchase program, either of which may negatively impact investor perceptions of us and may affect the market price and volatility of our stock.

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

FISCAL PERIODS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended January 2, 2018, January 3, 2017, December 29, 2015, December 30, 2014, and December 31, 2013, are referred to as fiscal years 2017, 2016, 2015, 2014, and 2013, respectively. Our fiscal years consist of 52 or 53 weeks and end on the Tuesday closest to December 31. All fiscal years presented in this Form 10-K, with the exception of fiscal year 2016, consisted of 52 weeks. Additionally, all quarters, with the exception of the fourth quarter in fiscal year 2016, consisted of 13 weeks. Fiscal year 2016 consisted of 53 weeks, with a 14-week fourth quarter; therefore, all financial references to fiscal year 2016 assume 53 weeks of operations, unless noted otherwise.

ITEM 1. BUSINESS

GENERAL

As of February 26, 2018, we owned and operated 197 restaurants located in the 26 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Michigan, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewhouse®, a BJ’s Restaurant & Brewery®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Currently, the BJ’s Restaurant & Brewhouse® format represents our primary expansion vehicle. Our BJ’s Restaurant & Brewery locations are similar in size to our BJ’s Restaurant & Brewhouse locations, except that they have a brewing operations attached to the restaurant. Our BJ’s Pizza & Grill® restaurants are smaller format, full-service restaurants which reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Grill® restaurant is a slightly smaller footprint restaurant than our BJ’s Restaurant & Brewhouse® format, but still features all the amenities of our Brewhouse locations. Our proprietary craft beer is available in all of our restaurants and produced at several of our BJ’s Restaurant & Brewery® locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes.

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

In 1996, we introduced our proprietary craft beers when we opened our first BJ’s Restaurant & Brewery® in Brea, California. Today all of our restaurants feature our award-winning, proprietary craft beers, which we believe showcases the quality and care of the ingredients we use at BJ’s. Our high-quality, craft beers further differentiates BJ’s from many other restaurant concepts and complements our signature deep-dish pizza and other menu items. Our beers have earned over 180 medals at different beer festivals and events, including 34 medals at the Great American Beer Festival and 10 medals at the World Beer Cup. We also offer as many as 30 “guest” domestic and imported craft beers on tap, in addition to a selection of bottled beers in our restaurants. Our large and unique beer offering is intended to enhance BJ’s competitive positioning as a leading retailer of beer in the casual dining segment of the restaurant industry.

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

In contrast to our mass market casual competitors, we believe that the BJ’s restaurant concept offers consumers a higher quality, more contemporary and approachable “casual plus” (or “premium casual” or “polished casual”) dining experience. The term “casual plus” typically refers to a competitive position that provides greater quality and differentiation when compared to the more mature, mass market casual dining concepts with average customer checks of $13.00 to $19.00, but not necessarily as extensive as the “upscale casual” concepts that typically have average customer checks in excess of $19.00. Accordingly, our primary business objective is to continue taking market share in the casual dining restaurant industry by delivering on our “Gold Standard of Operational Excellence” promise to our customers while continuing our new restaurant national expansion program.

Our Gold Standard of Operational Excellence is our genuine commitment to take pride in passionately connecting with every customer on every visit, through flawless and relentless execution of every detail, during every shift – to create and keep fanatical fans of BJ’s. We believe that by delivering upon this commitment to our customers, we will have the best opportunity to generate significant repeat business and capture additional market share in the casual dining segment of the restaurant industry. Our Gold Standard of Operational Excellence is built on the following key pillars that differentiate BJ’s from other casual dining restaurant concepts:

Broad and Distinctive Menu – We started as a small sit down pizzeria offering our own California twist on Chicago style deep-dish pizza. Over the years we expanded the BJ’s concept and menu to include an array of menu options for any dining occasion. Our menu items are created by our talented culinary team and prepared to order in our restaurants using high-quality ingredients. This broad menu is an important factor in our differentiation from other casual dining competitors. We evaluate our menu offerings and prices two to three times a year in addition to offering seasonal or limited time only menu items. In 2017, we rolled out new slow roasting oven technology to all of our restaurants allowing us to slow cook large format proteins including prime rib, turkey and pork. Our new slow roast Prime Rib Special and our Double Bone-in Pork Chop have become new signature menu items for BJ’s showcasing our higher quality, differentiated menu. Our menu entrées, excluding our promotional specials, generally range in price from $7.25 to $24.95. Our average per-customer check during fiscal 2017, including beverages, was approximately $15.75.

Award Winning, Proprietary Craft Beer - All of our restaurants feature our award-winning, proprietary freshly brewed (not pasteurized) craft beers, which we believe not only differentiate us from many other restaurant concepts, but also enhance our ability to provide greater quality and unique experiences to our customers. Approximately 7% of our total restaurant sales in fiscal 2017 consisted of our proprietary craft beers. We also offer as many as 30 “guest” domestic and imported craft beers on tap, in addition to a selection of bottled beers in the majority of our restaurants. Our broad and unique beer offerings are intended to enhance BJ’s competitive positioning as a leading retailer of craft beer in the casual dining segment of the restaurant industry.

A Culture Committed to Service and Hospitality – Great dining experiences start with great people. We have invested carefully in making sure we recruit, select, train and retain employees that can take care of our customers and operate our large and complex restaurants. In addition to hiring great employees, we have invested in productivity and hospitality systems in order for us to deliver the Gold Standard of Operational Excellence that we promise our customers. These systems include a Net Promoter Scoring system that evaluates several key elements of our service including pace, hospitality, value and recommend scores, as well as a mystery shopper program and a customer loyalty program. In 2017 we invested in hand held ordering tablets for our servers in order to improve the pace and productivity. We also believe it is important to give back to the communities we serve and to do more good things for more people as exemplified by our BJ’s Restaurants Foundation (the “Foundation”), which was established in fiscal 2006. We were recognized for this effort at the Global Best Practices Conference, where we received the 2017 prestigious Heart of the Workplace Award for our significant commitment to and investment in our employees and communities.

High Energy Atmosphere and Facilities- As part of our competitive positioning as a polished casual dining concept, our restaurants have finishes consistent with more upscale casual dining concepts. All of our restaurants feature high ceilings and have a signature bar statement with large flat screen televisions that can be viewed from any seat. Additionally, we use a variety of higher quality customer touchpoints, including distinctive glassware to fit the beer or beverage style and linen napkins not generally found in casual dining. We believe our large restaurants with their signature bar provide our customers with a higher energy dining experience.

RESTAURANT OPERATIONS

Based on internal and publicly available data, we believe that our larger format brewhouse restaurants, on average, generate relatively high customer traffic per square foot compared to many other casual dining concepts. Therefore, we have implemented operational systems and procedures to support our desire to run our restaurants “quality fast,” particularly at peak dining periods, in order to effectively and efficiently serve every customer. The typical management team for a BJ’s restaurant consists of a General Manager, an Executive Kitchen Manager and three to five other managers depending on the sales volume of each restaurant. The General Manager is responsible for the day-to-day operations of their restaurant, including hiring, training, and the development of personnel, as well as for sales and operating profit. The Executive Kitchen Manager is responsible for managing food quality and preparation, purchasing, inventories and kitchen labor costs. All of our restaurants prepare detailed monthly operating budgets and compare their actual results to their budgets. We also measure the productivity and efficiency of our restaurant operations using a variety of qualitative and quantitative statistical indicators.

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

The General Manager of each restaurant reports to a Director of Operations or an Area Vice President, who reports to a Regional or Senior Regional Vice President of Operations. Additionally, we have Directors of Kitchen Operations who oversee the food quality and safety, kitchen efficiency and consistency in our restaurants and help educate, coach and develop our kitchen managers. Our Directors of Kitchen Operations report to our Senior Vice President of Culinary and Kitchen Innovation. Our Regional and Senior Regional Vice Presidents of Operations report to our Executive Vice President of Operations who oversees all aspects of restaurant operations including kitchen and bar operations, restaurant facility management, new restaurant openings and the roll-out of key operational initiatives.

We carefully select, train and supervise our restaurant-level employees (“employees”). Each restaurant typically employs an average of approximately 110 hourly employees, many of whom work part-time. Our goal is to staff our restaurants with qualified, trained and enthusiastic employees who desire to be an integral part of BJ’s fun, premium casual atmosphere and, at the same time, have the passion, intensity, work ethic and ability to execute our concept correctly and consistently on every shift. Prior experience in the restaurant industry is only one of the qualities management looks for in our restaurant employees. Enthusiasm, motivation, dependability, integrity, and the ability to interact well and connect with our customers and correctly execute our concept are some of the key qualities of BJ’s management and employees.

In order to maintain our high standards, all new restaurant hourly employees undergo formal training from certified Employee Instructors at each restaurant. Our Employee Instructors oversee the training by position for each new hourly employee and are also utilized to support our new restaurant openings. Our hourly team goes through a series of in-depth interactive and automated training programs for their respective positions. Our future growth and success are highly dependent upon our ability to attract, develop and retain qualified restaurant management and hourly employees. We attempt to accomplish this by providing our employees with opportunities for increased responsibilities and advancement as well as performance-driven incentives based on both financial and customer satisfaction metrics. We also support our employees by offering what we believe to be competitive wages and, for eligible employees, competitive fringe benefits (including a 401(k) plan with a company match, medical insurance and dining discounts). Additionally, our General Managers, Executive Kitchen Managers, Directors of Operations and Directors of Kitchen Operations are eligible to be selected to participate in our Gold Standard Stock Ownership Program that operates under the authority of our 2005 Equity Incentive Plan (“the Plan”). This program, which is intended to be a long-term incentive program, provides for equity-based awards. Participation in the Plan requires extended service in good standing with us (generally three to five years).

Our typical restaurant hours of operations are generally from 11:00 a.m. to 12:00 a.m. Sunday through Thursday and 11:00 a.m. to 1:00 a.m. Friday and Saturday. Our restaurants are typically open every day of the year except for Thanksgiving and Christmas. Most of our restaurants currently offer either in-house and/or third party delivery service. Additionally, all restaurants offer a call-ahead or online wait list, on-line ordering for dine-in or customer pick-up and reservations for large parties.

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

Our BJ’s Restaurant & Brewhouse® format is expected to represent the vast majority of our planned new restaurant growth for the foreseeable future. We may also open new BJ’s Restaurant & Brewery® formats or brewpub locations (“brewing restaurants”) to maintain our beer supply as we open more restaurants or if on-site brewing is the only legally permissible way to offer our proprietary craft beer in a particular state.

We seek to obtain high-quality, high-profile locations for our “casual plus” restaurants, which we believe have the ability to draw customers from a larger area than most “mass market” casual dining chain restaurants. The size of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, retail traffic generators and geography. We believe the locations of our restaurants are critical to our long-term success. Accordingly, we devote significant time and resources to analyzing each prospective site. Since BJ’s has proven that it can be successful in a variety of locations (urban or suburban shopping areas, retail strip centers, lifestyle centers, and entertainment centers – either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. We prefer to open our restaurants at high-profile sites in mature trade areas with dense populations. We generally target geographic regions that allow us to build multiple restaurants in those areas. This “clustering” approach provides economic benefits including lower supply and distribution costs, improved marketing efficiencies, management supervision leverage and increased brand awareness. As with most growing retail and restaurant chain operations, there can be no assurance that the transfer of sales or “cannibalization” among our locations will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets to maximize our competitive position and financial performance in each market.

During fiscal 2017, we opened 10 new restaurants and increased our overall total restaurant operating weeks by approximately 8% during the year. During fiscal 2018, we expect to open four to six new restaurants. Based on information currently available, we expect to open two to three restaurants during the first half of fiscal 2018 and the remaining restaurants in the second half of the year. However, there are a number of risks associated with opening new restaurants and entering new markets, and it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control, including those identified under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

We have signed leases, land purchase agreements or letters of intent for all of our potential restaurant openings for fiscal 2018. We are currently negotiating additional leases and/or real estate purchases for potential locations for fiscal 2019 and 2020. We typically enter into operating leases for our locations for periods ranging from 10 to 20 years. We obtain lease extension options in most instances. Our restaurants can either be freestanding or in-line. Our lease payment terms vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We are generally responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out our leased premises. We may also expend cash for permanent structural additions that we make to leased premises.

We may have some of the costs to open a restaurant reimbursed to us by our landlords in the form of tenant improvement allowance incentives pursuant to agreed-upon terms in our leases. These allowances usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Generally, a landlord will charge us additional rent for any allowances provided to us. We typically negotiate tenant improvement allowances of approximately $80 to $200 per square foot; however, not every location we develop into a restaurant will have such allowances available. During fiscal 2017, we opened 10 new restaurants, of which only six restaurants received tenant improvement allowances. For these restaurants, our average tenant improvement allowance was approximately $110 per square foot. We may also purchase the land underlying certain restaurant locations if it becomes available. However, it is not our current strategy to own a large number of land parcels that underlie our restaurants. In many cases, we subsequently enter into sale-leaseback arrangements for land parcels that we purchase.

TARGETED NEW RESTAURANT ECONOMICS

Our current prototype is approximately 7,400 square feet with seating for as many as 225 customers with a targeted gross construction cost of approximately $4.0 million (before tenant improvement allowances, if any). Our construction costs for new restaurants may vary significantly depending on a number of factors including, but not limited to their size, layout (custom or prototype), type of construction labor (union or non-union), local permitting requirements, the scope of any required site work, the cost of liquor and other licenses and hook-up fees, geographical location and facility type (for example, whether the site will have the capacity to brew beer).

In selecting sites for our restaurants, an important objective is to earn a suitable rate of return on our investment. However, this return often cannot be meaningfully measured until our restaurants reach their mature sales and profitability levels. Maturation periods vary from restaurant to restaurant, but generally range from two to five years. As a result of our new prototype, we currently target a blended 25% return on our net cash invested to build a new restaurant, and a blended 20% return on total capital invested, which includes our net cash invested and a factor for the landlord’s invested capital (based on a capitalized value of minimum rents to be paid to the landlord) for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations. Our targeted returns on invested capital in new restaurants may change in the future, depending upon competitive conditions in the casual dining segment, real estate market conditions, construction and operating cost trends and other factors both within and outside of our control.

The return-on-investment targets for our restaurant operations do not include any allocation of opening costs, field supervision and corporate support expense, non-cash items such as depreciation, amortization, equity-related compensation expense, and income taxes, and do not represent a targeted return on our common stock. Additionally, the actual performance of any new restaurant location will usually differ from its originally targeted performance due to a variety of factors, many of which are outside of our control, and such differences may be material. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of certain risks relating to the development and operation of our restaurants.

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

It is common in the casual dining industry for many new locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” sales period usually lasts several months before consumer traffic and sales volumes gradually adjust downward to their expected, more predictable and sustainable levels. In fact, it may take two to five years for a new restaurant’s sales to eventually settle at a more predictable and sustainable level. Every restaurant has its own individual opening sales pattern, and this pattern is difficult to predict.

Additionally, all of our new restaurants usually require several months or longer after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with more complex casual dining restaurants. How quickly new restaurants achieve their targeted operating margin depends on many factors, including the level of consumer familiarity with our brand when we enter new markets, as well as the availability of experienced managers and employees, and the time required to negotiate and obtain favorable costs for certain fresh food items and other supplies from local suppliers. As a result, a significant number of restaurant openings in any single fiscal quarter, along with their associated opening expenses, could have a significant impact on our consolidated results of operations for that period. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results expected for any other fiscal quarter or a full fiscal year.

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

Our preopening expense for a prototypical BJ’s Restaurant & Brewhouse® location averaged approximately $0.4 million in fiscal 2017. Preopening expenses are typically higher for non-prototypical, “custom footprint” restaurants and for a restaurant’s initial entry into a new market. During fiscal 2018, we plan to open our first restaurant in the state of Rhode Island, where we expect to incur initially higher preopening costs. We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and during the month of a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

BREWING OPERATIONS

Sales of our proprietary craft beers represented approximately 7% of our total restaurant sales during fiscal 2017. In substantially all of our restaurants we also offer a wide selection of other popular craft beers on tap. Accordingly, total sales of beer represented approximately 11% of our total restaurant sales during fiscal 2017.

Our internal brewing operations originated in 1996 with the opening of the first large format BJ’s Restaurant & Brewery® location in Brea, California, which included our first on-site brewing operation. The Brea BJ’s Restaurant & Brewery® serviced not only that restaurant, but also several other California restaurants, using a “hub and spoke” production and distribution model that is legally permitted in California with certain limitations and restrictions. To supplement our internal brewing operations and as a result of the constraints imposed by various state “tied-house” laws, which regulate how alcoholic beverages are manufactured, distributed and marketed, we also utilize qualified independent third party brewers to produce our beer, using our proprietary recipes. In fiscal 2017, our four BJ’s Restaurant & Brewery® locations and two brewpub locations produced approximately 25,750 barrels of BJ’s branded beer, and independent third party brewers produced approximately 31,250 barrels of BJ’s branded beer. Our brewing operations are typically staffed with a head brewer and an assistant brewer, who report to a brewing director. Production planning and quality control are monitored by our corporate brewing operations department which is led by our Senior Vice President of Brewing Operations. Additionally, our on-site and independent third party brewing operations periodically send out samples of each batch of BJ’s branded beer to an independent laboratory for quality control testing purposes.

As we continue to expand the BJ’s restaurant concept, our requirement to produce our proprietary craft beer will continue to grow. As a result of that growth, we will continue to evaluate the benefits and risks associated with brewing our beer internally and using qualified independent third party brewers, including factors such as availability of adequate production capacity, quality control procedures, federal and state laws, consistency of corporate and brand strategy, and the operating and capital costs associated with independent third party brewing versus the costs of brewing operations ownership. We currently believe that a combination of internal brewing and larger-scale independent third party brewing represents the optimal production method for our craft beers as we continue the expansion of our restaurants nationally. This approach allows us to get the benefits provided by brewing beer in larger batches, yet also provides us the flexibility to allow our brewing operations to focus on specialty, seasonal and research and development beers. We estimate our total proprietary craft beer requirement to be approximately 66,000 barrels for fiscal 2018, with approximately 54% of that requirement expected to be produced by independent third party brewers.

We also produce our proprietary non-alcoholic craft sodas that are sold in our restaurants. Our craft sodas include root beer, ginger beer, cream, orange and black cherry soda.

MARKETING AND ADVERTISING

We believe that the most effective method, over the long run, to protect and enhance our customer visit frequency is to spend our marketing dollars on the plate and provide better food quality, service and facilities for our customers. However, due to sluggish retail sales growth coupled with the maturation of the casual dining segment of the restaurant industry, we have been prudently increasing our marketing expenditures to improve awareness and brand equity in the markets where we operate. Our marketing spend generally takes the form of limited television for those markets in which we have enough restaurant penetration, as well as print, radio, digital and social media programs. We also utilize our loyalty program, BJ’s Premier Rewards®, to engage with our customers and monitor their frequency and purchasing behavior.

Our marketing related expenditures were approximately 2.0%, 1.9%, and 2.2% of revenues for fiscal 2017, 2016, and 2015, respectively. We expect our marketing expenditures in 2018 to continue to be between 2% to 3% of our revenues. However, depending on the current operating conditions for casual dining restaurants, we may decide to increase or decrease our marketing expenditures beyond our current expectations.

CHARITABLE ACTIVITIES

At BJ’s we believe it is important to give back to the communities we serve and to do more good things for more people. In fiscal 2006, we started the BJ’s Restaurants Foundation (the “Foundation”), a 501(c)(3) qualified non-profit charitable organization, principally dedicated to supporting charities that benefit children’s healthcare and education, with a primary focus on the Cystic Fibrosis Foundation (“CFF”). Our Chairman of the Board of Directors and four of our current executive officers currently serve on the Foundation’s seven-person Board of Directors. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, whereby we donate a portion of the sales of our signature Pizookie® dessert to CFF. In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training programs. These programs, combined with other programs administered by the Foundation resulted in the donation of $0.4 million to CFF during each of the last three fiscal years.

We also focus on supporting our local communities by providing food and other resources for many worthwhile charitable causes and events. The Foundation’s Team Action to Support Communities (“TASC Force”) program recognizes and supports the volunteer efforts of our restaurant employees across the country as they help to give back to the communities in which our restaurants do business. The TASC Force program received the prestigious Restaurant Neighbor Award in the large business category for 2009 from the National Restaurant Association. The TASC Force teams have helped fulfill the wishes of special needs kids, placed flags in a national cemetery by the graves of fallen soldiers, painted over unsightly graffiti and helped clean up beaches, parks and school grounds. In addition, the TASC Force teams have hosted blood drives, worked with Special Olympics, painted houses for elderly citizens, supported Habitat for Humanity and No Kid Hungry, re-built playgrounds, worked at food banks, participated in fundraising runs and walkathons and delivered food to families in need.

INFORMATION SYSTEMS

We believe it is extremely important to provide our operators with state of the art, secure technology so that they can better serve our customers and our employees in a productive and efficient manner. These technologies include an automated kitchen display system (“KDS”) and bar display system (“BDS”), a web-based labor scheduling and productivity analyzer system, a theoretical food cost system, an automated front desk table management system and, in 2017, hand held server tablets. Each of these systems is integrated into our Point of Sale (“POS”) system which is used to record sales transactions, send menu orders to our kitchen, batch and transmit credit card transactions, record employee time clock information and produce a variety of management reports. Our KDS is an automated routing and cooking station balancing system which improves cooking station productivity, synchronizes order completion, provides valuable ticket time and cooking time data, and allows for more efficient levels of labor without sacrificing quality. Our BDS is an automated routing and beverage station balancing system which improves beverage station productivity by further leveraging our automation capability. Additionally, our web-based labor scheduling and productivity analyzer automates the labor scheduling for the managers and employees and produces a number of real-time key performance indicators and productivity reports for our management team, including controls and alerts to assist in complying with federal, state and local labor laws. Our theoretical food cost system and automated food prep system allow us to better measure product yields in our kitchens and help reduce kitchen errors and eliminate excessive waste. Our automated front desk table management system helps us to better optimize the overall seating efficiencies and “table turns” in our restaurants. We also utilize a centralized accounting and human resources system that collects data from our restaurants in order to produce operational and scorecard reporting as well as a data center technology services with cloud based technologies to provide scalability and bursting capabilities which support growth and enable rapid technology deployments. Our electronic human resources workflow solution streamlines and expedites the process of onboarding new employees, while insuring accuracy and facilitating the collection of richer data. Our tablet-based inventory technology streamlines our inventory counting process while insuring accuracy. Our BJ’s mobile application, which allows our customers to use their smartphones to order ahead, add their name to our waitlist, pay at the table and manage their loyalty account, among other things, has been well received by our customers. We will continue to develop restaurant and support technologies that help improve the customer experience, employee effectiveness, financial management and cost control. All new technology is thoroughly tested before any company-wide rollout is implemented.

SUPPLY CHAIN MANAGEMENT

Our supply chain department, working together with our culinary research and development team, is responsible for the selection and procurement of all of the food ingredients, beverages, products and supplies for our restaurants and brewing operations. Additionally, the supply chain department manages procurement agreements in the areas of energy, transportation and general corporate services. We seek to obtain the highest quality menu ingredients, products and supplies from reliable, sources at competitive prices. Ingredient specifications are mandated by the supply chain department in order to consistently maintain the highest quality ingredients and operational materials. We continually research and evaluate various food ingredients, products and supplies for consistency and quality and compare them to our detailed specifications. In order to maximize operating efficiencies between purchase and usage, each restaurant’s Executive Kitchen Manager determines daily usage requirements for food ingredients, products and supplies for their restaurant and places all orders with vendors approved by our supply chain department. Our Executive Kitchen Managers also inspect our deliveries to ensure that the items received meet our quality specifications and negotiated prices. For many of our menu ingredients, we have arranged for acceptable alternative manufacturers, vendors, growers and shippers in order to reduce risk in our supply chain.

Where economically feasible and possible, we attempt to negotiate contracts for key commodities used in the preparation of our food and beverage offerings, based on our expected requirements for each fiscal year. If our attempts are successful, most of our contracts typically range in duration from three to twelve months. Although we currently do not directly engage in future contracts or other financial risk management strategies with respect to potential commodity cost fluctuations, from time to time we may opportunistically request that our suppliers consider doing so to help minimize the impact of potential cost fluctuations. Suppliers will typically pass the cost of such strategies along to us, either directly or indirectly.

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

COMPETITION

The domestic restaurant industry is highly competitive and generally considered to be mature. There are a substantial number of casual dining, fast casual and quick service restaurant chains and other food and beverage service operations, that compete both directly and indirectly with us in every respect, including food quality and service, the price‑value relationship, beer quality and selection, atmosphere, suitable sites for new restaurants and for qualified personnel to operate our restaurants, among other factors. We also compete within each of our trade areas with locally-owned restaurants. We face growing competition as a result of the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes.

Our restaurant concept is a relatively small “varied menu” casual dining competitor when compared to the mature “mass market” chains, with 63 of our restaurants currently located in one state - California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major casual dining chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources. Accordingly, we must be prepared to constantly evolve and refine the critical elements of our restaurant concept over time to protect our longer-term competitiveness. Additionally, due to the continuing difficult operating environment for casual dining restaurants, coupled with continuing pressure on consumer spending for restaurant occasions, we expect that our larger chain restaurant competitors will continue to allocate even more resources to their national media advertising and discounting programs in order to protect their respective market shares, which could have an adverse effect on our sales and results of operations.

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

FOOD QUALITY AND SAFETY

Our revenues can be substantially affected by adverse publicity resulting from food quality, illness, or health concerns stemming from incidents occurring at a restaurant of ours as well as incidents that may occur at our competitors’ restaurants. In addition, our revenues can be affected by illness or health concerns stemming from incidents occurring at our suppliers or competing suppliers. While we believe that our internal policies and procedures for food safety and sanitation are thorough, the risk of food-borne illness cannot be completely eliminated, and incidents at other restaurant chains or in the food supply chain may affect our restaurants even if our restaurants are not implicated in a food safety concern. We attempt to manage risks of this nature through food safety controls throughout our supply chain and internal training programs, but the occurrence of any one of these factors in any one of our restaurants or elsewhere within the foodservice industry could cause our entire Company to be adversely affected.

RELATED PARTY TRANSACTIONS

James Dal Pozzo, the Chief Executive Officer of the Jacmar Companies (“Jacmar”), is a member of our Board of Directors. Jacmar, through its affiliation with DMA, a consortium of large, regional food distributors located throughout the United States, is currently our largest distributor of food, beverage, paper products and supplies. In 2006, we began using DMA to deliver the majority of our food products to our restaurants. In July 2017, after conducting a market evaluation, we entered into a new five-year agreement with DMA. The new agreement expires in June 2022. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. Under the terms of our agreement with DMA, Jacmar is required to sell products to us at the same prices as the other DMA distributors. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other third party vendors and are included in “Cost of sales” on our Consolidated Statements of Income. See Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for more information on related party transactions.

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

Our restaurants and brewing operations are subject to “tied house” laws and the “three tier system” of beverage alcohol distribution, which were introduced after the repeal of Prohibition by various states. These laws generally prohibit brewers from holding an interest in retail licenses and require manufacturers, distributors and retailers to remain separate “tiers.” Over the last 25 years, “brewpubs,” which are both retailers and brew beer onsite, have been authorized by law in most states through specific exceptions to these laws. These exceptions are unique to each state and do not mirror one another. However, brewpubs are generally licensed as retailers and do not have the same privileges as microbreweries, and the privileges of, and restrictions imposed on, brewpubs vary from state to state. These restrictions sometimes prevent us from operating both brewpubs and restaurants in some states. We believe that we are currently in compliance with the brewpub regulations in the states where we hold such licenses. However, there is some risk that a state’s brewpub regulations or the interpretation of these regulations may change in a way that could impact our current model of brewing beer and/or supplying beer to our restaurants in that state. We apply for our alcoholic beverage licenses with the advice of outside legal and licensing counsel and consultants. Even after the issuance of these licenses, our operations could be subject to differing interpretations of the “tied house” laws and the requirements of the “three tier system” of beverage alcohol distribution in any jurisdiction that we conduct business. Additionally, the failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

We are subject to “dram-shop” statutes in California and other states in which we operate. Those statutes generally provide a person who has been injured by an intoxicated person the right to recover damages from an establishment that has wrongfully served alcoholic beverages to such person. We carry liquor liability coverage, as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage, carried by other entities in the restaurant industry and would help protect us from exposure created by possible claims. Even though we carry liquor liability insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a materially adverse effect on us. Regardless of whether any claims against us are valid or whether we are liable, claims may also be expensive to defend and may divert management’s time and our financial resources away from our operations. We may also be adversely affected by publicity resulting from such claims.

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

We are subject to federal and state environmental regulations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants and brewpubs in environmentally sensitive locations may impact aspects of our operations. During fiscal 2017, there were no material capital expenditures for environmental control facilities.

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

EMPLOYEES

At February 26, 2018, we employed approximately 21,500 employees at our 197 restaurants. Most of our employees in our restaurant operations provide their services on a part-time basis. We also employed approximately 200 employees at our restaurant support center and in our field supervision organization. We believe that we maintain favorable relations with our employees. Currently, no unions or collective bargaining arrangements are in place at our Company.

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

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and other members of the senior leadership team as of February 26, 2018:

Name	Age	Position
Gregory A. Trojan	58	Chief Executive Officer and Director
Gregory S. Levin	50	President, Chief Financial Officer and Secretary
Gregory S. Lynds	56	Executive Vice President and Chief Development Officer
Lon F. Ledwith	60	Executive Vice President, Operations
Kevin E. Mayer	48	Executive Vice President and Chief Marketing Officer
Brian S. Krakower	47	Senior Vice President and Chief Information Officer
Kendra D. Miller	43	Senior Vice President, General Counsel and Assistant Secretary

GREGORY A. TROJAN has served as a member of the Company’s Board of Directors since December 2012 and as our Chief Executive Officer since February 2013. Mr. Trojan also served as our President from December 2012 until January 2018, when

Mr. Levin was promoted to President. Prior to joining the Company, Mr. Trojan was employed by Guitar Center, Inc., a leading retailer of musical instrument products, where he served as President, Chief Executive Officer and Director from November 2010 to November 2012 and as President, Chief Operating Officer and Director from October 2007 to November 2010. From 1998 to 2006, Mr. Trojan served as Chief Executive Officer of House of Blues Entertainment, Inc., an operator of restaurant and music venues, concerts and media properties, having served as President from 1996 to 1998. Prior to that, he held various positions with PepsiCo from 1990 to 1996, including service as an executive officer and eventually as Chief Executive Officer of California Pizza Kitchen, Inc., when it was owned by PepsiCo. Earlier in his career, Mr. Trojan was a consultant at Bain & Company, the Wharton Small Business Development Center and Arthur Andersen & Company. Mr. Trojan served on the Board of Directors at Oakley Inc. from June 2005 to November 2007 and Domino's Pizza, Inc. from March 2010 to November 2017.

GREGORY S. LEVIN has served as our Chief Financial Officer since September 2005. He was promoted to Executive Vice President in October 2007 and added the post of Secretary in June 2008. In January 2018, Mr. Levin was promoted to President and Chief Financial Officer. From February 2004 to August 2005, Mr. Levin served as Chief Financial Officer and Secretary of SB Restaurant Company, a privately held company that operated the Elephant Bar Restaurants. From 1996 to 2004, Mr. Levin was employed by California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President, Chief Financial Officer and Secretary. Earlier in his career, he served as an audit manager with Ernst & Young LLP.

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

KEVIN E. MAYER has served as our Executive Vice President and Chief Marketing Officer since July 2014. Prior to joining the Company, Mr. Mayer was employed by Volkswagen of America, the U.S. subsidiary of the second largest global auto brand, Volkswagen AG, where he served as Vice President of Marketing from June 2012 to December 2013. From October 2010 to June 2012, Mr. Mayer was employed by General Motors and served as their Director of Global Advertising and Promotions for Chevrolet. Prior to that, Mr. Mayer served as the Director of Marketing Communications for Subaru of America from March 2007 to October 2010. Early in his career, Mr. Mayer served in a variety of agency and client-side leadership roles, such as Grey Advertising.

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

Failure to maintain a favorable image, credibility and the value of the BJ’s brand and our reputation for offering customers a higher quality more differentiated total dining experience at a good value may adversely affect our business.

The successful operation of the BJ’s restaurant concept and the execution of our national expansion plan are highly dependent upon BJ’s ability to remain relevant to consumers and a brand they trust. We believe that we have built a strong reputation for quality and our differentiated BJ’s menu and beverage offerings are integral components of the total dining experience that customers enjoy in our restaurants. We believe that we must continue to protect, enhance and evolve the BJ’s brand to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for the BJ’s brand may significantly reduce its value. If consumers perceive or experience any reduction in our food or beverage quality, service or facility ambiance, or in any way believe we failed to deliver a consistently positive dining experience, the value of the BJ’s brand and our entire Company may be impaired. We may also need to evolve the BJ’s restaurant concept in order to compete with popular new restaurant formats or concepts that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so, or that any changes we make to our concept in response will be successful or not adversely affect our profitability. In addition, with the increasing prevalence of food-away-from-home at fast casual restaurants, single-serve operations, quick-service restaurants and certain grocery operations, combined with the continuing pressure on consumer discretionary spending for restaurant occasions, consumers may choose less expensive alternatives to BJ’s which may also negatively affect customer traffic at our restaurants.

In addition, our ability to successfully develop new restaurants in new markets may be adversely affected by a lack of awareness or acceptance of our brand in these new markets. To the extent that we are unable to foster name recognition and affinity for our brand in new markets, our new restaurants may not perform as expected and our growth may be significantly delayed or impaired.

Any inability or failure to recognize, respond to and effectively manage the accelerated impact of social media may adversely affect our business.

There has been a significant increase in the use of social media and similar platforms, including weblogs (blogs), social media websites and other forms of Internet-based communications which allow individuals’ access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participant’s post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our Company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also may be used for dissemination of trade secret information, compromising valuable company assets. In summary, the dissemination of information online may harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy. The inappropriate use of social media vehicles by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

As part of our marketing efforts, we rely on search engine marketing and social media platforms such as Facebook®, Twitter® and Google+™ to attract and retain customers. We also are initiating a multi-year effort to implement new technology platforms that should allow us to improve our level of digital engagement with our customers and employees and thereby help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement. Our brand could also be confused with brands that have similar names, including but not limited to brands such as BJ’s Wholesale Club and other unaffiliated restaurants that use “BJ’s” in their names. As a result, our brand value may be adversely affected by any negative publicity related to others that use “BJ’s” in their brand names. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks may diminish the value of our brands and adversely affect our business.

Any deterioration in general economic conditions may affect consumer spending and  adversely affect our revenues, operating results and liquidity.

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

The above factors may also impose practical limits on our menu price increases. From time to time, we may announce that we intend to take price increases on selected menu items in order to offset increased operating expenses. However, we cannot provide assurance that menu price increases will not deter customers from visiting our restaurants, reduce the frequency of their visits or affect their purchasing decisions.

Any deterioration in general economic conditions, which may also have a material adverse impact on our landlords or on businesses neighboring our locations, may adversely affect our revenues and results of operations.

Any deterioration in general economic conditions may result in our landlords being unable to obtain financing or remain in good standing under their existing financing arrangements which may result in their failure to satisfy obligations to us under leases, including failures to fund or reimburse agreed-upon tenant improvement allowances. Any such failure may adversely impact our operations.

In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail centers, we may experience a drop in the level of quality of such centers where we operate restaurants. Our future development of new restaurants may also be adversely affected by the negative financial situation of developers and potential landlords. Landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) which may reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.

Our restaurants are generally located in or around high traffic retail developments with nationally recognized co-tenants, which help increase overall customer traffic into those retail developments. Some of our co-tenants have ceased or may cease operations in the future or have deferred openings or fail to open in a retail development after committing to do so. These failures may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower customer traffic at our restaurants. If these retail developments experience high vacancy rates, we may experience decreases in customer traffic. A decrease in customer traffic may adversely affect our results of operations.

Changes in consumer buying patterns, particularly e-commerce sites and off premise sales may affect our revenues, operating results and liquidity.

Our restaurants are primarily located near high consumer activity areas such as regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. We depend in large part on a high volume of visitors to these centers to attract customers to our restaurants. E-Commerce or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. A decline in visitors to these centers near our restaurants may negatively affect our sales.

In the last several years, off premise sales, specifically delivery, have increased due to consumer demand for convenience. While we plan to continue to invest in the growth of our off premise sales, there can be no guarantee that we will be able to increase our off premise sales. Off premise sales could also cannibalize dine in sales, or our systems and procedures may not be sufficient to handle off premise sales, which may require additional investments in technology or people. Additionally, a large percentage of delivery from our restaurants is through third party delivery companies. These third party delivery companies require us to pay them a commission, which may lower our profit margin on those sales. Any bad press, whether true or not, regarding third party delivery companies or their business model may negatively impact our sales.

Any inability or failure to successfully expand our restaurant operations may adversely affect our growth rate and results of operations.

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

As part of our ongoing restaurant expansion and growth strategy, we may consider the internal development or acquisition of additional restaurant concepts. We may not be able to internally develop or acquire additional concepts that are as profitable as our existing restaurants. Additionally, growth through acquisitions will also involve additional financial and operational risks.

Any inability to open new restaurants on schedule in accordance with our targeted capacity growth or problems associated with securing suitable restaurant locations, leases and licenses, recruiting and training qualified managers and hourly employees and other factors, some of which are beyond our control and difficult to forecast accurately may adversely affect our operations.

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
•

labor shortages or disputes experienced by our landlords or outside contractors, including their ability to manage union activities such as picketing or hand billing which may delay construction and may create adverse publicity for our business and operations;

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

Any inability to access sources of capital and or to raise capital in the future may adversely affect our business.

Our ability to successfully grow our business depends, in part, on the availability of adequate capital to finance the development of additional new restaurants and other growth related expenses. Changes in our operating plans, acceleration of our expansion plans, a decision to acquire another restaurant concept, lower than anticipated revenues, unanticipated and/or uncontrollable events in the capital or credit markets that impact our liquidity, lower than anticipated tenant improvement allowances offered by landlords, increased expenses or other events, including those described in this Annual Report on Form 10-K, may cause us to seek additional debt or equity financing on an accelerated basis in the event our cash flow from operations is insufficient. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed may adversely affect our growth and other plans, as well as our financial condition. Additional equity financing, if available, may be dilutive to the holders of our common stock and adversely affect the price of our common stock. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. In addition, disruptions in the global credit and equity markets, including unanticipated and/or uncontrollable events, may have an adverse effect on our liquidity and our ability to raise additional capital if and when required.

Issuance of additional equity securities without the consent of shareholders may adversely affect our stock price and the rights of existing shareholders.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Our Board of Directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the shareholders. The Board of Directors also has the discretion, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, or winding up of our business and other terms. If we issue preferred shares in the future that have a preference over our common stock with respect to dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common shareholders or the market price of our common stock may be adversely affected.

Any failure of our existing or new restaurants to achieve expected results may have a negative impact on our consolidated financial results.

The financial results of our existing restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. There can be no assurance that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants typically take several months, or even longer, to reach targeted levels of productivity due to inefficiencies typically associated with new restaurants. Accordingly, incremental sales from newly-opened restaurants generally do not make a significant contribution to our total operating profits in their initial months of operation. We make certain estimates and projections with regard to individual restaurant operations, as well as our overall performance in connection with our impairment analyses for long-lived assets in accordance with U.S. GAAP. An impairment charge is required when the carrying value of the restaurant exceeds the estimated undiscounted future cash flows of the restaurant, in which case the restaurant assets are written down to estimated fair value. The projection of restaurant future cash flows used in this analysis requires the use of judgment and a number of estimates. If the restaurant’s actual results differ from our estimates, charges to impair the restaurant’s assets may be required. If impairment charges are significant, our results of operations may be adversely affected.

Any strain on our infrastructure and resources due to growth, which may slow down development of new restaurants may adversely affect our ability to manager our existing restaurants.

We plan to continue opening new restaurants and may also consider the internal development or acquisition of additional restaurant concepts in the future. Additionally, we may also evaluate potential joint ventures to supplement our pace of expansion. Our continued expansion will increase demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results may be adversely affected.

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

Any failure to drive both short-term and long-term profitable sales growth through continued enhancements to the BJ’s restaurant concept and brand, coupled with any slippage in restaurant operational execution, may result in poor financial performance. As part of our business strategy, we intend to drive profitable sales growth by increasing sales at existing restaurants and by opening new restaurants. This strategy involves numerous risks, and we may not be able to achieve our growth objectives. If we are unable to maintain BJ’s brand relevance and restaurant operational excellence to achieve sustainable comparable restaurant sales growth, we may have to consider slowing the pace of new restaurant openings. BJ’s short-term sales growth may be impacted if we are unable to drive near-term growth in customer traffic, and long-term sales growth may be impacted if we fail to continue to evolve BJ’s to maintain its relevance, contemporary energy and overall value and appeal to the consumer. The casual dining segment, in general, has not seen any significant growth in customer traffic in several years. If this trend continues, our ability to grow customer traffic at our restaurants will depend on our ability to increase our market share within the casual dining segment.

Adverse changes in our average restaurant revenues and comparable restaurant sales may have an adverse effect on our common stock or increase the volatility of the price of our common stock.

Any failure of our menu development and marketing programs may not be successful.

We expect to continue investing in certain menu, marketing and merchandising initiatives that are intended to attract and retain customers for our restaurants. Not all of such initiatives may prove to be successful and may thereby result in incremental expenses incurred without the benefit of higher revenues, or may result in other unfavorable economic consequences. Additionally, if our competitors were to increase their spending on menu development and marketing initiatives, or if our menu and marketing initiatives were to be less effective than those of our competitors, we may experience a material adverse effect on our results of operations.

Our inability or failure to successfully and sufficiently raise menu prices to offset rising costs and expenses may adversely affect our results of operations.

In the past, we have experienced dramatic price increases of certain items necessary to operate our restaurants and brewing operations, including increases in the cost of food, commodities, labor, employee benefits, insurance arrangements, construction, energy and other costs. Additionally, low unemployment, new restaurant growth and competition and state minimum wage increases have resulted in unprecedented wage pressure in the restaurant industry for managers and hourly employees. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms up to one year, for many of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for an entire fiscal year for many of our commodity requirements. Additionally, we utilize menu price increases to help offset the increased cost of commodities, minimum wage and other costs. However, there is no guarantee that our menu price increases will be accepted by our customers. If our costs increase, our operating margins and results of operations will be adversely affected if we are unable to increase our menu prices to offset such increased costs or if our increased menu prices result in less customer traffic.

Expenditures required to open new restaurants may adversely affect our future operating results.

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

The majority of our restaurants are located on leased premises and are subject to varying lease-specific arrangements. Some of our leases require base rent that is subject to regional cost-of-living increases and other leases include base rent with specified periodic increases. Other leases are subject to renewal at fair market value, which may involve substantial increases. Additionally, many leases require contingent rent based on a percentage of gross sales. There can be no assurance that we will be able to renew our expiring leases after exercising all remaining renewal options; therefore we may incur additional costs to operate our restaurants, including increased rent and other costs related to our renegotiation of lease terms for an existing leased premise or for a new lease in a desirable location and the relocation and development of a replacement restaurant.

The success of our restaurants depends in large part on leased locations. As demographic and economic patterns change, current locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas may result in reduced revenues in those locations. In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

Generally our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities and cannot be canceled. Additional sites that we lease are likely to be subject to similar long-term non-cancelable terms. If an existing or future restaurant is not profitable and we decide to close it, we may be required to continue to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. These potential increased occupancy costs may materially adversely affect our business, financial condition or results of operations.

Our suppliers inability to continue to do business with or the alteration of the terms on which they do business with us may adversely affect our operations.

If we are forced to find alternative suppliers for key services, whether due to demands from the vendor or the vendor’s bankruptcy, that may be a distraction to us and adversely impact our business. If any of our major suppliers or a large number of other suppliers suspend or cease operations, we may have difficulty keeping our restaurants fully supplied with the commodities and supplies that we require. In addition, we currently rely on one or a limited number of suppliers for certain key menu ingredients. If we were forced to suspend serving one or more of our menu items, that may have a significant adverse impact on our restaurant customer traffic and the public perceptions of us, which would be harmful to our operations.

Our concentration of a significant number of our restaurants in California, Texas and Florida makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

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

Any adverse change in consumer trends or traffic levels may adversely affect our business, revenues and results of operations.

Due to the nature of the restaurant industry, we are dependent upon consumer trends with respect to the public’s tastes, eating habits, public perception toward alcohol consumption and discretionary spending priorities, all of which can shift rapidly. We also are dependent upon high consumer traffic rates at the sites surrounding our restaurants, which are primarily located in high-activity areas such as urban, retail, mixed-use and lifestyle centers, to attract customers to our restaurants. In general, such consumer trends and visit frequencies are significantly affected by many factors, including national, regional or local economic conditions, changes in area demographics, public perception and attitudes, increases in regional competition, food, liquor and labor costs, traffic and shopping patterns, weather, natural disasters, interest rates, co-tenancies in urban, retail and mixed-use and lifestyle centers and the availability and relative cost of gasoline. Our success will depend, in part, on our ability to anticipate and respond to such changing consumer preferences, tastes, eating and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. Any adverse change in any of the above factors and our inability to respond to such changes may cause our restaurant volumes to decline and adversely affect our business, revenues and results of operations.

Any inability to compete effectively in the restaurant industry may adversely affect our revenues, profitability and financial results.

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

Restaurant consumers are highly focused on overall value and price perception. If other restaurants are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our customer traffic levels may suffer which would adversely impact our revenues and profitability. In addition, with improving product offerings at “fast-casual” restaurants, quick-service restaurants and grocery stores, consumers may choose to trade down to these alternatives, which may also negatively affect our financial results.

We believe that we have built a favorable reputation for the quality and differentiation of our restaurant concept. We also believe that we must continue to re-invest in our core established restaurant operations to further protect and grow the overall consumer “value” of our concept so that it will continue to be relevant in the future. Any incident that erodes consumer trust in, or their attraction to, our concept may significantly reduce its value. If consumers perceive or experience any material reduction in food quality, service or ambiance, or in any way believe we materially failed to deliver a consistently positive dining experience, the consumer “value’ of our concept may suffer.

Any negative publicity about us, our restaurants, other restaurants, or others across the food supply chain, due to food borne illness or about other reasons, whether or not accurate may adversely affect the reputation and popularity of our restaurants and our results of operations.

The good reputation of our restaurants is a key factor to the success of our business. Incidents that occur at any of our restaurants, or at restaurants operated by other foodservice providers or generally in the food supply chain, may be damaging to the restaurant industry overall, may specifically harm our brand and reputation and may quickly result in negative publicity for us, which may adversely affect our reputation and popularity with our customers. Moreover, negative publicity resulting from poor food quality, illness, injury, food tampering or other health concerns, whether related to one of our restaurants, to the restaurant industry, or to the beef, seafood, poultry or produce industries (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, hepatitis A, Avian Flu, listeria, salmonella, and other food-borne illnesses), or operating problems related to one or more of our restaurants, may adversely affect sales for all of our restaurants and make our brand and menu offerings less appealing to consumers.

Although we have followed industry standard food safety protocols in the past and continue to enhance our food safety and quality assurance procedures, no food safety protocols can completely eliminate the risk of food-borne illness in any restaurant. Even if food-borne illnesses arise from conditions outside of our control, the negative publicity from any such illnesses is likely to be significant. If our restaurant customers or employees become ill from food-borne illnesses, we may be forced to temporarily close the affected restaurants.

In addition, our brewing operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. While we have not experienced any serious contamination problem in our products, the occurrence of such a problem may result in a costly product recall and serious damage to our reputation for product quality, as well as claims for product liability.

New information or attitudes regarding diet, health and the consumption of alcoholic beverages may materially affect customer demand and have an adverse impact on our results of operations.

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include regulations that impact the ingredients and nutritional content of the food and beverages we offer. For example, several municipalities and states have approved restrictions on the use of trans-fats by restaurants. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items. To the extent we are unable to respond with appropriate changes to our menu offerings, it may materially affect customer demand and have an adverse impact on our results of operations. The risks and costs associated with nutritional disclosures on our menus may also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third party suppliers.

The gross profit margin on our sales of alcoholic beverages is generally higher than our gross profit margin on sales of food items. The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems, including driving under the influence, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by beer producers may be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed, or that there may be renewed efforts to impose increased excise or other taxes on beer or alcohol related items sold in the United States. If beer or alcohol consumption were to come into disfavor among domestic drinkers, or if the domestic beer industry were subjected to significant additional governmental regulations, our sales and profits may be adversely affected.

Health concerns arising from outbreaks of flu viruses or other diseases, or regional or global health pandemics may adversely affect our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, Avian Flu or “SARS,” and H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of a product. For example, health concerns relating to the consumption of beef or to specific events such as the outbreak of “mad cow disease” may adversely impact sales of our beef-related menu items. In addition, public concern over “avian flu” may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our customers. If we change our menu in response to such concerns, we may lose customers who do not prefer the new menu, and we may not be able to sufficiently attract new customers to produce the revenue needed to restore the profitability of our restaurant operations. We also may generate different or additional competitors for our intended customers as a result of such a menu change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

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

Any adverse changes in the cost of food, labor and related employee benefits (including, but not limited to, group health insurance coverage for our employees), brewing and energy may adversely affect our operating results.

Our profitability depends, in part, on our ability to anticipate and effectively react to changes in food, labor, utilities and supply costs. Our supply chain department negotiates prices for all of our ingredients and supplies through contracts (with terms of one month up to one year, or longer in a few cases), spot market purchases or commodity pricing formulas. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, may also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs by adjusting our purchasing practices. A failure to do so may adversely affect our operating results or cash flows from operations. We also have a single or a limited number of suppliers for certain of our commodity and supply items. Accordingly, supply chain risk may increase our costs and limit the availability of some products that are critical to our restaurant and brewing operations.

The overall cost environment for food commodities can be volatile primarily due to domestic and worldwide agricultural supply/demand and other macroeconomic factors that are outside of our control. The availability and prices of food commodities are also influenced by energy prices, droughts, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, and other issues. Virtually all commodities purchased and used in the restaurant industry (meats, grains, oils, dairy products, and energy) have varying amounts of inherent price volatility associated with them. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants and brewpubs, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which may result in higher costs for goods and services supplied to us. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control. In addition, raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar and increases in local demand, which may increase our costs and negatively impact our profitability.

We and our major independent third party brewing partners purchase a substantial portion of brewing raw materials and products, primarily malt and hops, from a limited number of domestic and foreign suppliers. We purchase both North American and European malts and hops for our beers. We purchase a majority of our malts from a single supplier with multiple sources of malts. We generally enter into one-year purchase commitments with our malt and hops suppliers, based on the projected future volumes and brewing needs. We are exposed to the quality of the barley crop each year, and significant failure of a crop may adversely affect our beer costs. Changes in currency exchange rates and freight costs can also result in increased prices. There are other malt vendors available that are capable of supplying all of our needs. We use American and German hops for our beers. We enter into purchase commitments with several hops suppliers, based on our projected future volumes and brewing needs. However, the quality and availability of the hops may be materially adversely affected by factors such as adverse weather and changes in currency exchange rates, resulting in increased prices. We attempt to maintain at least six months’ supply of essential hop varieties on hand in order to limit the risk of an unexpected reduction in supply. We store our hops in multiple cold storage warehouses, both at our brewpubs and at our suppliers, to minimize the impact of a catastrophe at a single site. Hops and malt are agricultural products and, therefore, many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, may affect both price and supply.

Our restaurant-level operating margins are also affected by fluctuations in the availability and cost of utilities services, such as electricity and natural gas. Interruptions in the availability of gas, electric, water or other utilities, whether due to aging infrastructure, weather conditions, fire, animal damage, trees, digging accidents or other reasons largely out of our control, may adversely affect our operations. In addition, weather patterns in recent years have resulted in lower than normal levels of rainfall in certain areas that may produce droughts in key states such as California, thus impacting the price of water and the corresponding prices of commodities grown in states facing drought conditions. There is no assurance that we will be able to maintain our utility and commodity costs at levels that do not have a material adverse effect on our operations.

Any inability or failure of distributors or suppliers to provide food and beverages to us in a timely fashion may adversely affect our reputation, customer patronage, revenues and results of operations.

We currently depend on national and regional food distribution service companies, as well as other food manufacturers and suppliers, to provide food and beverage products to all of our restaurants. We also rely on independent third party brewers and many local beer distributors to provide us with beer for our restaurants. The operations of our distributors, suppliers and independent third party brewers are subject to risks including labor disputes, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that may limit their ability to timely provide us with acceptable products. Additionally, under the “force majeure” provisions in most of our agreements with suppliers, certain unexpected and disruptive events may excuse a supplier from performing. If our distributors, suppliers and independent third party brewers cease doing business with us, or cannot make a scheduled delivery to us, or are unable to obtain credit in a tightened credit market or experience other issues, we may experience short-term product supply shortages in some or all of our restaurants and may be required to purchase food, beer and beverage products from alternate suppliers at higher prices. We may also be forced to temporarily remove popular items from the menu offering of our restaurants. If alternative suppliers cannot meet our current product specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, customer patronage, revenues and results of operations, may be adversely affected.

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

Pursuant to various laws and regulations, the majority of our proprietary craft beer must be distributed to our restaurants through independent wholesale beer distributors, whether we produce the beer or it is produced by independent third party brewers. Although we currently have arrangements with a sufficient number of beer distributors in all markets where we operate restaurants, our continued national expansion will require us to enter into agreements with additional beer distributors. No assurance can be given that we will be able to maintain or secure additional beer distributors on terms favorable to us. Changes in control or ownership of the participants in our current beer distribution network may lead to less willingness on the part of certain distributors to carry our proprietary craft beer. Our beer distribution agreements are generally terminable by the distributor on short notice. While these beer distribution agreements contain provisions regarding our enforcement and termination rights, some state laws prohibit us from readily exercising these contractual rights. Our ability to maintain our existing beer distribution agreements may also be adversely affected by the fact that many of our distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If our existing beer distribution agreements are terminated, we may not be able to enter into new distribution agreements on substantially similar terms or it may take some time to enter into a replacement agreement, which may result in an increase in the delivered cost of beer to our restaurants.

Our inability or failure to protect our trademarks, service marks, trade secrets or other intellectual property may adversely affect our business.

Our business prospects depend in part on our ability to develop favorable consumer recognition of our brands, including the BJ’s Restaurants name in particular. Although BJ’s is a federally registered trademark, there are many other retailers, restaurants and other types of businesses using the name “BJ’s” in some form or fashion throughout the United States. While we intend to aggressively protect and defend our trademarks, service marks, trade dress, trade secrets and other intellectual property, particularly with respect to their use in our restaurant and brewing operations, they may be imitated or appropriated in ways that we cannot prevent. Alternatively, third parties may attempt to cause us to change our trademarks, service marks or trade dress or not operate in a certain geographic region or regions if our names are deemed confusingly similar to their prior trademarks, service marks or trade dress. We may also encounter claims from prior users of similar intellectual property in areas where we operate or intend to conduct operations. This may harm our image, brand or competitive position and cause us to incur significant penalties and costs. In addition, we rely on trade secrets, proprietary know-how, concepts and recipes. Our methods of protecting this information may not be adequate. While we believe that we take reasonable protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that may interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do not maintain confidentiality and non-competition agreements with all of our employees or suppliers. Moreover, even with respect to the confidentiality and non-competition agreements we have, we cannot assure that those agreements will not be breached, that they will provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how or recipes, the appeal of our restaurants may be reduced and our business may be harmed.

Federal, state and local beer, liquor and food service regulations may adversely affect our revenues and results of operations.

We are required to operate in compliance with federal laws and regulations relating to alcoholic beverages administered by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, as well as the laws and licensing requirements for alcoholic beverages of states and municipalities where our restaurants are or will be located. In addition, each restaurant must obtain a food service license from local authorities. Failure to comply with federal, state or local regulations may cause our licenses to be revoked and force us to cease the brewing or sale of alcoholic beverages, or both, or the serving of food at our restaurants. Additionally, state liquor laws may prevent or impede the expansion of our restaurants into certain markets. The liquor laws of certain states prevent us from selling the beer brewed at our restaurants. Any difficulties, delays or failures in obtaining such licenses, permits or approvals may delay or prevent the opening of a restaurant in a particular area or increase the costs associated therewith. In addition, in certain states, including states where we have existing restaurants or where we plan to open a restaurant, the number of liquor licenses available is limited, and licenses are traded on the open market. Liquor, beer and wine sales comprise a significant portion of our revenues. If we are unable to maintain our existing licenses, our customer patronage, revenues and results of operations may be adversely affected. Or, if we choose to open a restaurant in those states where the number of available licenses is limited, the cost of a new license may be significant.

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

We apply for our liquor and brewing licenses with the advice of outside legal and licensing consultants. Generally, our brewing restaurants are licensed as retailers with limited privileges to brew beer on the restaurant premises, and we do not have the same privileges as a microbrewery. Other restrictions imposed by law may prevent us from operating both brewing restaurants and non-brewing restaurants in some states. We are at risk that a state’s regulations concerning brewing restaurants or the interpretation of these regulations may change. Because of the many and various state and federal licensing and permitting requirements, there is a significant risk that one or more regulatory agencies may determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within its jurisdiction. Even after the issuance of our licenses, our operations may be subject to differing interpretations of the “tied house” laws and the requirements of the “three tier system” of liquor distribution in any jurisdiction that we conduct business. Any such changes in interpretation may adversely impact our current model of brewing beer or supplying beer, or both, to our restaurants in that state, and may also cause us to lose, either temporarily or permanently, the licenses, permits and registrations necessary to conduct our restaurant operations, and subject us to fines and penalties.

The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. Our operations are subject to more restrictive regulations and increased taxation by federal, state, and local governmental entities than are those of non-alcohol related beverage businesses. Federal, state, and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships, and related matters. Federal, state, and local governmental entities also levy various taxes, license fees, and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure to comply with applicable federal, state, or local laws and regulations may result in higher taxes, penalties, fees, and suspension or revocation of permits, licenses or approvals.

Increasing the federal and/or state excise tax on alcoholic beverages, or certain types of alcoholic beverages, is frequently proposed in various jurisdictions either to increase revenues or discourage purchase by underage drinkers. If adopted, these measures may affect some or all of our proprietary craft beer products. If federal or state excise taxes are increased, we may have to raise prices to maintain our current profit margins. Higher taxes may reduce overall demand for beer, thus negatively impacting sales of our beer. Some states have also been reviewing the state tax treatment for flavored malt beverages which may result in increased costs for us, as well as decreased sales. Further federal or state regulation may be forthcoming that may further restrict the distribution and sale of alcohol products.

Any inability of our internal or independent third party brewers to timely supply our beer may adversely affect our operating results.

Our proprietary craft beer is a key factor in the success of our business. Each year, our brewing operations department forecasts our annual beer requirements based on our current restaurant requirements and expansion plans and determines our brewing production. Additionally, in certain states we are either legally required or choose to arrange for independent third party brewers to brew our beer using our proprietary recipes. If the independent third party brewers cease doing business with us, or cannot make a scheduled delivery to us because of a supply chain or production disruption or other issues, or if we cannot otherwise satisfy our internal brewing requirements, we may experience short-term supply shortages in some or all of our restaurants which may result in a loss of revenue. Potential disruptions include labor issues, governmental and regulatory actions, quality issues, contractual disputes, machinery failures or operational shut downs. Additionally, if these independent third party brewers cease doing business with us, we may be required to purchase or brew our own beer at higher costs to us, or we may not be able to sell our proprietary craft beer at all, until we are able to secure an alternative supply source. If the independent third party brewers fail to adhere to our proprietary recipe and brewing specifications, the consistency and quality of beer offerings, and thus our reputation, customer patronage, revenues and results of operations, may be adversely affected. Additionally, financial stability of those brewing operations where we currently contract for our proprietary craft beer production, as well as their ability or willingness to continue to meet our beer production requirements, continues to be a significant risk in our business model. Accordingly, there can be no guarantees that our proprietary brewing requirements will continue to be met in the future.

From time to time, we or the independent third party brewers and manufacturers may also experience shortages of kegs necessary to distribute our craft beer. We distribute our craft beer in kegs that are owned by us as well as leased from third party vendors. We are also responsible for providing kegs to the independent third party brewers that produce our proprietary craft beer.

Periodic reviews and audits of our internal brewing, independent third party brewing and beer distribution arrangements by various federal, state and local governmental and regulatory agencies may adversely affect our operations and our operating results.

Brewing and wholesale operations require various federal, state and local licenses, permits and approvals. The loss or revocation of any existing licenses, permits or approvals, and/or the failure to obtain any required additional or new licenses, permits, or approvals may have a material adverse effect on the ability of the Company to conduct its business.

We are subject to periodic audits and reviews by federal, state and local regulatory agencies related to our internal and independent third party brewing operations. We are particularly subject to extensive regulation at the federal, state and local levels. Permits, licenses and approvals necessary to the U.S. beer business are required from the Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department (“TTB”), state alcohol beverage regulatory agencies and local authorities in some jurisdictions. Compliance with these laws and regulations can be costly. TTB permits and registrations can be suspended, revoked or otherwise adversely affected for failure to pay taxes, keep proper accounts, pay fees, bond premises, abide by federal alcoholic beverage production and distribution regulations, or notify the TTB of any material change. Permits, licenses and approvals from state regulatory agencies can be revoked for many of the same reasons. Our operations are subject to audit and inspection by the TTB at any time. At the state and local level, some jurisdictions merely require notice of any material change in the operations, management or ownership of the permit or license holder and others require advance approvals, requiring that new licenses, permits or approvals be applied for and obtained in the event of a change in the management or ownership of the permit or license holder. State and local laws and regulations governing the sale of malt beverages and hard cider within a particular state by a supplier or wholesaler vary from locale to locale. Our operations are subject to audit and inspection by state regulatory agencies at any time. Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory agencies may determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary to conduct business within its jurisdiction.

We are routinely subject to new or modified laws and regulations for which we must comply in order to avoid fines and other penalties. From time to time, new laws and regulations are proposed that may affect the overall structure and effectiveness of the proprietary craft beer production and distribution model we currently utilize. Any such changes in interpretation may adversely impact our current model of brewing beer or supplying beer, or both, to our restaurants in that state, and may also cause us to lose, either temporarily or permanently, the licenses, permits and registrations necessary to conduct our restaurant operations, and subject us to fines and penalties.

Government laws and regulations affecting the operation of our restaurants, including but not limited to those that apply to the acquisition and maintenance of our brewing and retail liquor licenses, minimum wages, federal or state exemption rules, health insurance coverage, or other employment benefits such as paid time off, consumer health and safety, nutritional disclosures, and employment eligibility-related documentation requirements may cause disruptions to our operations, adversely affect our operating costs and restrict our growth.

Our development and construction of additional restaurants must comply with applicable zoning, land use and environmental regulations. More stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors may delay construction of new restaurants and add to their cost in the future. In addition, difficulties or failure in obtaining the required licenses and approvals may delay, or result in our decision to cancel, the opening of new restaurants.

In addition, various federal and state labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, work eligibility requirements, employee classification as exempt/non-exempt for overtime and other purposes, immigration status and other wage and benefit requirements. In particular, we are subject to the regulations of the ICE branch of the United States Department of Homeland Security. In addition, some states in which we operate have adopted immigration employment protection laws. Changes to these aforementioned laws or other employment laws or regulations, may adversely affect our operating results and thus restrict our growth, including additional government-imposed increases in minimum wages, overtime pay, paid time off or leaves of absence, mandated health benefits, increased tax reporting and tax payment requirements for employees who receive gratuities, a reduction in the number of states that allow tips to be credited toward minimum wage requirements and increased employee litigation, including claims relating to the Fair Labor Standards Act and comparable state laws.

The U.S. Congress and Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations or enforcement programs. Some of these changes may increase our obligations for compliance and oversight, which may subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government, to verify employment eligibility for all employees throughout our company. However, use of E-Verify does not guarantee that we will properly identify all employees who are ineligible for employment. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our employees may not meet federal work eligibility or residency requirements, which may lead to a disruption in our work force. Although we require all of our new employees to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Additionally, a government audit may result in a disruption to our workforce or adverse publicity that may negatively impact our brand and our use of E-Verify and/or potential for receipt of letters from the Social Security Administration requesting information (commonly referred to as no-match letters) may make it more difficult to recruit and/or retain qualified employees.

Potential changes in labor laws or increased union recruiting activates may result in portions of our workforce being subjected to greater organized labor influence. Because we do not franchise, risks associated with hiring and maintaining a large workforce, including increases in wage rates or the cost of employee benefits, compliance with laws and regulations related to the hiring, payment and termination of employees, and employee-related litigation, may be more pronounced for us than for restaurant companies at which some or all of these risks are borne by franchisees or other operating contractors. Additionally, while we do not currently have any unionized employees, union organizers have engaged in efforts to organize employees of other restaurant companies. If a significant portion of our employees were to become union organized, our labor costs may increase and our efforts to maintain a culture appealing only to top-performing employees may be impaired. Potential changes in labor laws, including the possible passage of legislation designed to make it easier for employees to unionize, may increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and may have an adverse effect on our business and financial results by imposing requirements that may potentially increase our costs, reduce our flexibility, impact our employee culture and our ability to service our customers. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues and resolution of disputes may increase our costs.

Additionally, some states, counties and cities have enacted menu labeling laws which are separate of the federally mandated menu labeling law that is part of the Patient Protection and Affordable Care Act. Non-compliance with these laws may result in the imposition of fines and/or the closure of restaurants. We may also be subject to lawsuits that claim our non-compliance. These menu labeling laws may also result in changing consumer preferences which may adversely affect our results of operations and financial position. We may not be able to adequately adapt our menu offerings to keep pace with developments in current consumer preferences related to nutrition, which may adversely impact our sales.

Some jurisdictions in which we operate have recently enacted new requirements that require us to adopt and implement a Hazard Analysis and Critical Control Points (“HACCP”) System for managing food safety and quality. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. We expect to incur certain costs to comply with these regulations, and these costs may be more than we anticipate. If we fail to comply with these laws or regulations, our business may experience a material adverse effect.

The Americans with Disabilities Act of 1990 prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we may be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons. Non-compliance with this law and related laws enacted at the state or local level may result in the imposition of fines or an award of damages to private litigants.

The collective impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, may increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities may result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

Any limitations in our insurance coverage or rising insurance costs may adversely affect our business or financial conditions.

We purchase comprehensive insurance coverage, including, but not limited to, property, casualty, directors and officers liability and network privacy and security liability with coverage levels that we consider appropriate, based on the advice of our outside insurance and risk management advisors. However, such insurance is subject to limitations, including deductibles, exclusions and maximum liabilities covered. The cost of insurance fluctuates based on market conditions and availability as well as our historical loss trends. Moreover, there are certain types of losses that may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane and flood losses and certain employment practices. If such a loss should occur, we would, to the extent that we were not covered for such loss by insurance, suffer a loss of the capital invested, as well as anticipated profits and cash flow. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which we may be liable may adversely affect our ability to continue to conduct our business, to expand our operations or to develop additional restaurants. There is no assurance that any insurance coverage we maintain will be adequate, that we can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect us or our ability to economically obtain or maintain such insurance.

We retain a substantial portion of our workers’ compensation and general liability costs through self-insured retentions and large deductibles. We estimate the liability for these programs through the use of third party actuarial analysis. Any unfavorable changes in trends or any increase in the actual dollar amount of claims that we incur may have a negative impact on our profitability. Our self-insured retention and large deductible reserves may not be sufficient causing us to record additional expense. Unanticipated changes may produce materially different financial results than previously reported which may have an adverse impact on operations. Additionally, health insurance costs have risen significantly over the past few years and are expected to continue to increase. These increases may have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

Any inability to retain key personnel or difficulties in recruiting qualified personnel may adversely affect our business until a suitable replacement is found.

The success of our business continues to depend on the contributions of our senior management team, both individually and as a group. Our senior executives have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals may materially adversely affect our business until a suitable replacement is found. We believe that these individuals cannot easily be replaced with executives of equal experience and capabilities. Although we have employment agreements with our Chief Executive Officer and some of our senior executives, we cannot prevent them from terminating their employment with us.

Litigation, including allegations of illegal, unfair or inconsistent employment practices may have a material adverse affect on our business.

Our business is subject to the risk of litigation by employees, customers, suppliers, shareholders, government agencies or others through private actions, class or collective actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; customer discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; violation of “dram-shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party); trademark or patent infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that may decrease customer acceptance of our brands, regardless of whether the allegations are valid or we ultimately are found liable. Litigation may impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, may adversely affect employee acquisition and retention. Also, some employment related claims in the area of wage and hour disputes are not insurable risks. We also are subject to claims and disputes from landlords under our leases, which may lead to litigation or a threatened or actual lease termination. Litigation of any nature may be expensive to defend and may divert money and management’s attention from our operations and adversely affect our financial condition and results of operations.

The occurrence or threat of extraordinary events, including terrorist attacks, may cause consumer spending to decline may adversely affect our sales and results of operations.

The occurrence or threat of extraordinary events, including future terrorist attacks and military and governmental responses and the prospect of future wars, may result in negative changes to economic conditions likely resulting in decreased consumer spending. Additionally, decreases in consumer discretionary spending may impact the frequency with which our customers choose to dine out at restaurants or the amount they spend on meals while dining out at restaurants, thereby adversely affecting our sales and results of operations. A decrease in consumer discretionary spending may also adversely affect our ability to achieve the benefit of planned menu price increases to help preserve our operating margins.

Any adverse weather conditions, seasonal fluctuations, natural disasters and effects of climate change may adversely affect our results of operations.

The occurrence of natural disasters, such as fires, hurricanes, freezing weather or earthquakes (particularly in California where our centralized operating systems and restaurant support center administrative personnel are located) may unfavorably affect our operations and financial performance. Such events may result in physical damage to one or more of our restaurants; the temporary or permanent closure of one or more of our restaurants or restaurant support center; the temporary lack of an adequate work force in an affected geographical trade area; the temporary or long-term disruption in the supply of food, beverages, beer and other products to our restaurants; the temporary disruption of electric, water, sewer and waste disposal services necessary for our restaurants to operate; and/or the temporary reduction in the availability of certain products in our restaurants.

We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including hurricanes and other natural disasters, including back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that may have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

Any future changes in financial accounting standards may significantly change our reported results of operations.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants (“AICPA”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations may have a significant effect on our reported financial results and may affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that may ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change may have a significant effect on our reported financial results.

Additionally, our assumptions, estimates and judgments related to complex accounting matters may significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, fair value of investments, impairment of long-lived assets, leases and related economic transactions, intangibles, self-insurance, income taxes, property and equipment, unclaimed property laws and litigation, and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us may significantly change our reported or expected financial performance.

The market price of our common stock may be volatile and our shareholders may lose all or part of their investment.

The market price of our common stock may fluctuate significantly, and our shareholders may not be able to resell their shares at or above the price they paid for them. Those fluctuations may be based on various factors in addition to those otherwise described in this Form 10-K and the following:

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

•	the public’s reaction to our press releases, other public announcements and our filings with the SEC;
•	actual or anticipated changes in domestic or worldwide economic, political or market conditions, such as recessions or international currency fluctuations;
•	changes in the consumer spending environment;
•	terrorist acts;
•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	short sales, hedging and other derivative transactions in the shares of our common stock;
•	future sales or issuances of our common stock, including sales or issuances by us, our directors or executive officers and our significant shareholders;

•	our dividend policy;
•	changes in the market valuations of other restaurant companies;
•	actions by shareholders;
•	various market factors or perceived market factors, including rumors, involving us, our suppliers and distributors, whether accurate or not;
•

announcements by us or our competitors of new locations, menu items, technological advances, significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives;

•	the addition or loss of a key member of management; and
•	changes in the costs or availability of key inputs to our operations.

In addition, we cannot assure that an active trading market for our common stock will continue which may affect our stock price and the liquidity of any investment in our common stock.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our shares or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we may lose visibility in the financial markets which, in turn, may cause our share price or trading volume to decline.

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

In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation against those companies. Such litigation, if instituted, may result in substantial costs and a diversion of management attention and resources, which would significantly harm our profitability and reputation.

Any inability to continue to pay cash dividends may negatively impact investor confidence in us and negatively impact our stock price.

Our dividend program requires the use of a substantial amount of our free cash flow. Our ability to pay our dividends over time will depend on our ability to generate sufficient cash flows from operations and capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. Our credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. Any failure to pay or increase our dividends over time may negatively impact investor confidence in us, and may negatively impact our stock price.

Any failure to establish, maintain and apply adequate internal control over our financial reporting may adversely affect our reported results of operations.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC and the Public Company Accounting Oversight Board. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Should we identify a material weakness in internal controls, there can be no assurance that we will be able to remediate the material weaknesses identified in a timely manner or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal controls over financial reporting may limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Any such failure may subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, or cause a breach of certain covenants under our financing arrangements. There also may be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also may suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This may materially adversely affect us and lead to a decline in the price of our common stock.

Heavy dependence of our operations, including our loyalty and employee engagement programs, on information technology may adversely affect our revenues and impair our ability to efficiently operate our business if there is a material failure of such technology.

We rely heavily on electronic information systems in all aspects of our operations, including (but not limited to) point-of-sale transaction processing in our restaurants; efficient operation of our restaurant kitchens; management of our inventories and overall supply chain; collection of cash; payment of payroll and other obligations; and, various other processes and procedures including our customer loyalty and employee engagement programs. Our ability to efficiently manage our business depends significantly on the reliability and capacity of our in-house information systems and those technology services and systems that we contract for from third parties. Our electronic information systems, including our back-up systems, are subject to damage or interruption from power outages, cyber-attacks, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our employees. The failure of any of these systems to operate effectively, any problems with their maintenance, any issues with upgrades or transitions to replacement systems, or any breaches in data security may cause material interruptions to our operations or harm to individuals in the form of identity theft or improper use of personal information. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that may result in adverse effects on operations and profits. Although we, with the help of third party service providers and consultants, intend to maintain and upgrade our security technology and establish operational procedures to prevent such damage, breaches, or attacks, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the algorithms we and our third party service providers use to encrypt and protect customer transaction data. A failure of such security measures may harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Significant capital investments might be required to remediate any problems, infringements, misappropriations or other third party claims.

Any failure or inability of our third party technology-based vendors to comply with applicable privacy laws and regulations or maintain secure systems may adversely affect our financial performance.

Some of our essential business processes that are dependent on technology are outsourced to third parties. Such processes include, but are not limited to, gift card tracking and authorization, on-line ordering, credit card authorization and processing, certain components of our “BJ’s Premier Rewards” customer loyalty program, certain insurance claims processing, payroll processing, web site hosting and maintenance, data warehousing and business intelligence services, point-of-sale system maintenance, certain tax filings, telecommunications services, web-based labor scheduling and other key processes. We make a diligent effort to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. If the security and information systems that our outsourced third party providers use to store or process such information are compromised or if such third parties otherwise fail to comply with applicable privacy laws and regulations, we may face litigation and the imposition of penalties that may adversely affect our financial performance. Our reputation as a brand or as an employer may also be adversely affected from these types of security breaches or regulatory violations, which may impair our sales or ability to attract and keep qualified employees.

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards from our customers for payment in our restaurants. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen in addition to other personal information such as our customer’s names, email addresses, home addresses and phone numbers. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings may distract our management from running our business and cause us to incur significant unplanned losses and expenses. Additionally, any adverse publicity related to any security breaches or any stolen personal identification from credit and debit card information or other personal information such as our customer’s or employee names, email addresses, home addresses and phone numbers may negatively affect our sales, profitability and reputation. We also receive and maintain certain personal information about our customers and employees. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our employees fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it may adversely affect our reputation, as well as results of operations, and may result in litigation against us or the imposition of penalties. In addition, our ability to accept credit cards as payment in our restaurants and on-line store depends on us remaining in compliance with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit card and other personal information. Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary systems and process changes.

Periodic audits of our federal, state and local tax returns by the taxing authorities may result in tax assessments or penalties that may have a material adverse impact on our results of operations and financial position.

We are subject to federal, state and local taxes. Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we may have additional tax liability, including interest and penalties. If material, payment of such additional amounts, upon final adjudication of any disputes, may have a material impact on our results of operations and financial position. The cost of complying with new tax rules, laws or regulations may be significant. Increases in federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate may have a material impact on our financial results.

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

Public companies in the restaurant industry have been the target of unsolicited takeover proposals in the past. In the event that a third party, such as a competitor, private equity firm or activist investor makes an unsolicited takeover proposal, or proposes to change our governance policies or board of directors, or makes other proposals concerning the Company’s ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and employees, and may require us to expend significant time and resources. Such proposals may create uncertainty for our employees’ additional risks and uncertainties with respect to the Company’s financial position, operations, strategies and management, and may adversely affect our ability to attract and retain key employees. Any perceived uncertainties as to our future direction also may affect the market price and volatility of our securities.

Any suspension of or failure to pay regular dividends or repurchase the Company’s stock up to the maximum amounts permitted under our previously announced repurchase program, either of which may negatively impact investor perception of us and may affect the market price and volatility of our stock.

Our stock repurchase program may require us to use a significant portion of our cash flow from operations and/or may require us to incur indebtedness utilizing our existing Credit Facility or some other form of debt financing. Our ability to repurchase stock will depend on our ability to generate sufficient cash flows from operations, as supplemented by proceeds from the exercise of employee stock options and our capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. The inability to complete stock repurchases under our previously announced repurchase program may negatively impact investor perception of us, and may therefore affect the market price and volatility of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of February 26, 2018, we operated a total of 197 restaurants as follows:

	BJ’s Pizza & Grill®	BJ’s Grill®	BJ’s Restaurant & Brewhouse®	BJ’s Restaurant & Brewery®	Total
Alabama	—	—	2	—	2
Arizona	—	—	5	1	6
Arkansas	—	—	2	—	2
California	3	1	53	6	63
Colorado	—	—	5	—	5
Florida	—	—	22	—	22
Indiana	—	—	5	—	5
Kansas	—	—	1	—	1
Kentucky	—	—	3	—	3
Louisiana	—	—	3	—	3
Maryland	—	—	5	—	5
Michigan	—	—	1	—	1
Nevada	—	—	4	1	5
New Jersey	—	—	1	—	1
New Mexico	—	—	2	—	2
New York	—	—	2	—	2
North Carolina	—	—	2	—	2
Ohio	—	—	11	—	11
Oklahoma	—	—	3	—	3
Oregon	—	—	2	1	3
Pennsylvania	—	—	4	—	4
South Carolina	—	—	1	—	1
Tennessee	—	—	1	—	1
Texas	—	—	33	1	34
Virginia	—	—	6	—	6
Washington	—	—	4	—	4
	3	1	183	10	197

As of February 26, 2018, the average interior square footage of our restaurants was approximately 8,100 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit.

As of February 26, 2018, 195 of our 197 existing restaurants are located on leased properties. We own the underlying land for two of our operating restaurants and our Texas brewpub locations. We also own two parcels of land adjacent to two of our operating restaurants. There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rent) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our restaurant support center (“RSC”) is located in an approximate 56,000 square foot leased space in Huntington Beach, California. Our RSC lease expires August 31, 2018. The lease provides for a five year renewal option, which we have exercised. We are currently negotiating the specific terms of the renewal with the landlord.

ITEM 3. LEGAL PROCEEDINGS

See Note 5 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a summary of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock (symbol BJRI) trades on the NASDAQ Global Select Market. As of February 26, 2018, we had approximately 70 shareholders of record and we estimate that there were approximately 12,000 beneficial shareholders. All stock prices are closing prices per the NASDAQ Global Select Market. On February 26, 2018, the closing price of our common stock was $43.65 per share. The table below shows the quarterly high and low common stock closing prices as reported by NASDAQ Global Select Market and the quarterly cash dividend declared per share of our common stock.

	High	Low	Cash Dividend Declared
Fiscal 2017
First Quarter	$40.40	$34.70	$—
Second Quarter	$46.75	$36.90	$—
Third Quarter	$36.40	$28.10	$—
Fourth Quarter	$37.25	$29.80	$0.11

Fiscal 2016
First Quarter	$46.29	$39.52	$—
Second Quarter	$47.36	$40.80	$—
Third Quarter	$44.83	$36.36	$—
Fourth Quarter	$40.15	$33.65	$—

Future decisions to pay, increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Credit Facility and other such factors that the Board considers relevant. (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of our shareholders’ equity.)

STOCK-PERFORMANCE GRAPH

The following chart compares the five-year cumulative total stock performance of our common stock, the S&P 500 Index and a peer group consisting of: Bloomin’ Brands, Inc., Bravo Brio Restaurant Group, Brinker International, Inc., Buffalo Wild Wings, Inc., The Cheesecake Factory Incorporated, Chuy’s Holdings, Inc., Darden Restaurants, Inc., Famous Dave’s of America, Inc., Kona Grill, Inc., Red Robin Gourmet Burgers, Inc., and Texas Roadhouse, Inc. (Class A). In June 2017 and December 2017, Ignite Restaurant Group and Ruby Tuesday, Inc. (GA), respectively, became a private company and therefore were removed from the Companies peer group. The peer group companies all compete in the “casual dining” segment of the restaurant industry. The graph assumes that $100 was invested on December 31, 2012, in our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

CALCULATION OF AGGREGATE MARKET VALUE OF NON-AFFILIATE SHARES

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater shareholders. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater shareholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

STOCK-BASED COMPENSATION PLAN INFORMATION

We have a shareholder approved stock-based compensation plan, the 2005 Equity Incentive Plan (“the Plan”), under which we may issue shares of our common stock to employees, officers, directors and consultants. Under the Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards as of January 2, 2018 (share numbers in thousands):

	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans
Stock-based compensation plans approved by shareholders	1,880	$32.68	789
Stock-based compensation plans not approved by shareholders	—	—	—
Total	1,880	$—	789

DIVIDEND POLICY AND STOCK REPURCHASES

Historically, we have not paid any dividends to our shareholders. However, on October 24, 2017, our Board of Directors authorized and declared a quarterly cash dividend of $0.11 per share of common stock payable on December 4, 2017, to shareholders of record at the close of business on November 13, 2017. On February 20, 2018, our Board of Directors authorized and declared a second quarterly cash dividend of $0.11 per share of common stock payable on March 27, 2018, to shareholders of record at the close of business on March 13, 2018. While we intend to pay comparable quarterly cash dividends in future periods, any decisions to pay or to increase or decrease cash dividends will be reviewed and declared by the Board of Directors at its discretion. Our Credit Facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay.

As of January 2, 2018, we have cumulatively repurchased approximately $357.5 million shares in accordance with our approved share repurchase plan. We repurchased approximately $66.9 million of these shares fiscal 2017. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. In March 2017, our Board of Directors approved an expansion of the share repurchase program by $50 million to $400 million. As of January 2, 2018, we have approximately $42.5 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during fiscal 2017:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/04/17 – 01/31/17	309,677	$36.12	309,677	$—	$48,279,389
02/01/17 – 02/28/17	316,423	$35.72	316,423	$—	$36,977,187
03/01/17 – 04/04/17	170,689	$38.12	170,689	$50,000,000	$80,469,746
04/05/17 – 05/02/17	33,916	$40.34	33,916	$—	$79,101,642
05/03/17 – 05/30/17	3,143	$43.98	3,143	$—	$78,963,417
05/31/17 – 07/04/17	36,348	$37.42	36,348	$—	$77,603,349
07/05/17 – 08/01/17	200,019	$35.26	200,019	$—	$70,550,137
08/02/17 – 08/29/17	57,968	$32.96	57,968	$—	$68,639,351
08/30/17 – 10/03/17	555,673	$29.62	555,673	$—	$52,181,393
10/04/17 – 10/31/17	135,586	$30.52	135,586	$—	$48,043,768
11/01/17 – 11/28/17	119,294	$32.76	119,294	$—	$44,135,267
11/29/17 – 01/02/18	44,672	$35.64	44,672	$—	$42,542,963
Total	1,983,408		1,983,408

(1)	Period information is presented in accordance with our fiscal months during fiscal 2017.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the five fiscal years ended January 2, 2018, are derived from our audited consolidated financial statements. All fiscal years presented consist of 52 weeks with the exception of fiscal year 2016 which consists of 53 weeks. This selected consolidated financial data should be read in conjunction with our consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Fiscal Year
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Revenues	$1,031,782	$993,052	$919,597	$845,569	$775,125
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	268,707	251,460	226,942	212,979	191,891
Labor and benefits	371,220	345,370	317,050	298,703	273,458
Occupancy and operating	219,863	204,583	192,739	182,149	173,981
General and administrative	55,447	55,406	53,827	51,558	49,105
Depreciation and amortization	68,665	64,275	59,417	55,387	49,007
Restaurant opening	3,873	6,977	6,562	4,973	9,132
Loss on disposal and impairment of assets	4,775	2,971	2,908	1,963	3,879
Gain on lease termination, net	—	—	(2,910)	—	—
Natural disaster and related	905	—	—	—	—
Severance and legal settlements	423	369	—	2,431	812
Total costs and expenses	993,878	931,411	856,535	810,143	751,265

Income from operations	37,904	61,641	63,062	35,426	23,860
Other (expense) income:
Interest (expense) income, net	(4,501)	(1,730)	(1,015)	(238)	133
Other income, net	1,987	1,180	60	1,135	1,019
Total other (expense) income	(2,514)	(550)	(955)	897	1,152

Income before income taxes	35,390	61,091	62,107	36,323	25,012

Income tax (benefit) expense	(9,390)	15,534	16,782	8,926	3,990
Net income	$44,780	$45,557	$45,325	$27,397	$21,022

Net income per share:
Basic	$2.10	$1.91	$1.76	$0.99	$0.75
Diluted	$2.06	$1.88	$1.73	$0.97	$0.73

Weighted average number of shares outstanding:
Basic	21,374	23,824	25,718	27,710	28,194
Diluted	21,772	24,233	26,231	28,316	28,895

Consolidated Balance Sheets Data (end of period):
Cash and cash equivalents	$24,335	$22,761	$34,604	$30,683	$22,995
Marketable securities	$—	$—	$—	$—	$9,791
Total assets	$684,958	$691,312	$681,665	$647,083	$610,879
Total long-term debt (including current portion)	$163,500	$148,000	$100,500	$58,000	$—
Shareholders’ equity	$258,729	$274,897	$316,483	$348,689	$401,436

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of February 26, 2018, we owned and operated 197 restaurants located in 26 states as described in Item 2 - Properties - “Restaurant Locations” in this Form 10-K. Each of our restaurants is operated either as a BJ’s Restaurant & Brewhouse®, a BJ’s Restaurant & Brewery®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Currently, the BJ’s Restaurant & Brewhouse® format represents our primary future expansion vehicle. Our proprietary craft beer is produced at several of our BJ’s Restaurant & Brewery® locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes. Our BJ’s Pizza & Grill® restaurant is a smaller format full-service restaurant relative to our BJ’s Restaurant & Brewhouse® and BJ’s Restaurant & Brewery® locations, which reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. We operate one BJ’s Grill® restaurant that is a slightly smaller footprint restaurant than our BJ’s Restaurant & Brewhouse® format. Our menu features BJ’s award‑winning, signature deep-dish pizza, our proprietary craft and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert.

We intend to continue opening new BJ’s restaurants in high profile locations within densely populated areas in both existing and new markets. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve sustained increases in comparable restaurant sales in excess of our annual effective menu price increases for our mature restaurants, assuming we are able to retain our customer traffic levels in those restaurants. Therefore, we currently expect that the majority of our year-over-year revenue growth for fiscal 2018 will be derived from new restaurant openings, the carryover impact of partial-year openings during fiscal 2017, and menu price increases.

Newly opened restaurants typically experience inefficiencies in the form of higher cost of sales, labor and direct operating and occupancy costs for several months after their opening relative to our more mature, established restaurants. Accordingly, the number and timing of new restaurant openings have had, and are expected to continue to have, an impact on restaurant opening expenses, cost of sales, labor and occupancy and operating expenses. Additionally, restaurant openings in new markets may experience even greater inefficiencies for several months, if not longer, due to lower initial sales volumes, which results from initially low consumer awareness levels, and a lack of supply chain and other operating cost leverage until additional restaurants can be opened in those markets.

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

While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, there is no guarantee that we can obtain a new lease that is satisfactory to our landlord and us or that, if renewed, rents will not increase substantially.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Income expressed as percentages of total revenues. All fiscal years presented consist of 52 weeks with the exception of fiscal year 2016 which consists of 53 weeks. Percentages below may not reconcile due to rounding.

	Fiscal Year
	2017	2016	2015	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	26.0	25.3	24.7	25.2	24.8
Labor and benefits	36.0	34.8	34.5	35.3	35.3
Occupancy and operating	21.3	20.6	21.0	21.5	22.4
General and administrative	5.4	5.6	5.9	6.1	6.3
Depreciation and amortization	6.7	6.5	6.5	6.6	6.3
Restaurant opening	0.4	0.7	0.7	0.6	1.2
Loss on disposal and impairment of assets	0.5	0.3	0.3	0.2	0.5
Gain on lease termination, net	—	—	(0.3)	—	—
Natural disaster and related	0.1	—	—	—	—
Severance and legal settlements	—	—	—	0.3	0.1
Total costs and expenses	96.3	93.8	93.1	95.8	96.9

Income from operations	3.7	6.2	6.9	4.2	3.1
Other (expense) income:
Interest (expense) income, net	(0.4)	(0.2)	(0.1)	—	—
Other income, net	0.2	0.1	—	0.1	0.1
Total other (expense) income	(0.2)	(0.1)	(0.1)	0.1	0.1

Income before income taxes	3.4	6.2	6.8	4.3	3.2

Income tax (benefit) expense	(0.9)	1.6	1.8	1.1	0.5
Net income	4.3%	4.6%	4.9%	3.2%	2.7%

52 WEEKS ENDED JANUARY 2, 2018 (FISCAL 2017) COMPARED TO THE 53 WEEKS ENDED JANUARY 3, 2017 (FISCAL 2016)

Revenues. Total revenues increased by $38.7 million, or 3.9%, to $1.0 billion during fiscal 2017, from $993.1 million during the fiscal 2016. The increase in revenues primarily consisted of an approximate $65.5 million increase in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by an approximate 0.7%, or $6.5 million, decrease in comparable restaurant sales, a $19.9 million decrease related to the shift in weeks as a result of our 53rd week in fiscal 2016 and a $0.4 million decrease in restaurant sales due to the closure of our Century City, California restaurant in January 2016. The decrease in comparable restaurant sales resulted from a reduction in customer traffic of approximately 2.7%, partially offset by an increase in the average check of 2.0%.

Cost of Sales. Cost of sales increased by $17.2 million, or 6.9%, to $268.7 million during fiscal 2017, from $251.5 million during fiscal 2016. This increase was primarily due to the opening of 10 new restaurants during fiscal 2017. As a percentage of revenues, cost of sales increased to 26.0% for fiscal 2017 from 25.3% for the prior fiscal year. The increase in cost of sales, as a percentage of revenues, was primarily due to an increase in commodity costs, menu mix shifts related to our new slow roasted items and Daily Brewhouse Specials, as well as increased promotional activities.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $25.9 million, or 7.5%, to $371.2 million during fiscal 2017, from $345.4 million during fiscal 2016. This increase was primarily due to the opening of 10 new restaurants during fiscal 2017. As a percentage of revenues, labor and benefit costs increased to 36.0% for fiscal 2017 from 34.8% for the prior fiscal year. The percentage increase was driven by higher hourly labor rates, increased training labor hours related to our major sales building initiatives, and deleveraging from negative comparable restaurant sales. Included in labor and benefits for fiscal 2017 and 2016 was approximately $1.9 million and $1.8 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management employees.

Occupancy and Operating. Occupancy and operating expenses increased by $15.3 million, or 7.5%, to $219.9 million during fiscal 2017, from $204.6 million during fiscal 2016. This increase was primarily due to the opening of 10 new restaurants during fiscal 2017. As a percentage of revenues, occupancy and operating expenses increased to 21.3% for fiscal 2017 from 20.6% for the prior fiscal year. This percentage increase was due to the deleveraging of the fixed component of these expenses as a result of negative comparable restaurant sales coupled with the impact of the 53rd week in fiscal 2016.

General and Administrative. General and administrative expenses remained consistent at $55.4 million during fiscal 2017 and 2016. As a percentage of revenues, general and administrative expenses decreased to 5.4% for fiscal 2016 from 5.6% for the prior fiscal year. This percentage decrease was primarily due to the leveraging of our costs over a higher revenue base and a reduction in cash based incentive compensation. Also included in general and administrative costs for fiscal 2017 and 2016 was approximately $5.1 million and $3.7 million, or 0.5% and 0.4% of revenues, respectively, of stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization increased by $4.4 million, or 6.8%, to $68.7 million during fiscal 2017, compared to $64.3 million during fiscal 2016. This increase was primarily due to depreciation expense related to the 10 new restaurants opened during fiscal 2017. As a percentage of revenues, depreciation and amortization slightly increased to 6.7% for fiscal 2017 from 6.5% for the prior fiscal period. This increase is primarily due to the impact of the 53rd week in fiscal 2016.

Restaurant Opening. Restaurant opening expense decreased by $3.1 million, or 44.5%, to $3.9 million during fiscal 2017, compared to $7.0 million during fiscal 2016. This decrease was due to the opening of 10 new restaurants during fiscal 2017, compared to 17 new restaurants during fiscal 2016.

Loss on Disposal and Impairment of Assets. The loss on disposal and impairment of assets increased by $1.8 million, or 60.7%, to $4.8 million during fiscal 2017, compared to $3.0 million during fiscal 2016. This increase was primarily due to the write-off of the remaining net book value of certain convection ovens and point of sale terminals following the rollout of our new slow roasting ovens and server handheld point of sale tablets.

Natural Disaster and Related. Natural disaster and related expense of $0.9 million during fiscal 2017 related to property damages, food spoilage, labor and other expenses caused by Hurricanes Harvey and Irma, in excess of our related insurance coverage.

Severance and Legal Settlements. Severance and legal settlements was $0.4 million during fiscal 2017 compared to $0.4 million during fiscal 2016. For fiscal 2017, these costs related to the reduction of corporate positions primarily supporting new restaurant openings. For fiscal 2016, these costs related to the settlement of a wage and hour claim.

Interest Expense, Net. Interest expense, net increased by $2.8 million to $4.5 million during fiscal 2017, compared to $1.7 million during fiscal 2016. This increase was due to increased borrowings under our Credit Facility.

Other Income, Net. Other income, net increased by $0.8 million to $2.0 million during fiscal 2017, compared to $1.2 million during fiscal 2016. This increase was primarily due to the increase in the cash surrender value of life insurance programs held as part of our deferred compensation program.

Income Tax (Benefit) Expense. As a result of the 2017 Tax Cut and Jobs Act, for fiscal 2017, we recorded a net tax benefit of (26.5%) as a result of the re-measurement of our net deferred tax liability to the new lower corporate tax rate.

53 WEEKS ENDED JANUARY 3, 2017 (FISCAL 2016) COMPARED TO THE 52 WEEKS ENDED DECEMBER 29, 2015 (FISCAL 2015)

Revenues. Total revenues increased by $73.5 million, or 8.0%, to $993.1 million during fiscal 2016 from $919.6 million during fiscal 2015. The increase in revenues primarily consisted of an approximate $70.1 million increase in sales from new restaurants not yet in our comparable restaurant sales base and $21.2 million of sales due to the 53rd week, offset by an approximate 1.3%, or $11.3 million decrease in comparable restaurant sales on a 52 week basis, and a $6.5 million decrease in restaurant sales due to the closure of our La Jolla, California restaurant in August 2015 and our Century City, California restaurant in January 2016. On a 52 week basis the decrease in comparable restaurant sales resulted from a reduction in customer traffic of approximately 2.6%, partially offset by an increase in the average check, menu mix and incident rates of approximately 1.3%.

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

Severance and Legal Settlements. Severance and legal settlements expense was approximately $0.4 million during fiscal 2016 and related to the settlement of a wage and hour claim.

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

Income Tax (Benefit) Expense. Our effective income tax rate for fiscal 2016 was 25.4% compared to 27.0% for fiscal 2015. The effective income tax rate for fiscal 2016 differed from the statutory income tax rate primarily due to tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	January 2, 2018	January 3, 2017
Cash and cash equivalents	$24,335	$22,761
Net working capital	$(62,212)	$(67,008)
Current ratio	0.5:1.0	0.5:1.0

Our capital requirements are driven by our fundamental financial objective to improve total shareholder return through a balanced approach to new restaurant expansion plans, enhancements to and initiatives focused on to our existing restaurants, and return of capital to our shareholders through our share repurchase program and dividends. In addition, we want to maintain a flexible balance sheet to provide the financial resources necessary to manage the risks and uncertainties of conducting our business operations in a mature segment of the restaurant industry. In order to achieve these objectives, we use a combination of operating cash flows, funded debt and landlord allowances. Over the last several years we have been augmenting our cash flow from operations by increasing our funded debt and using these proceeds to return capital to shareholders in the form of share repurchases and, beginning in the fourth quarter of fiscal 2017, pay quarterly cash dividends.

We currently estimate the total domestic capacity for BJ’s restaurants to be at least 425, given the size of our current restaurant prototype and the current structure of the BJ’s concept and menu. We expect to fund our growth plans using cash from our ongoing operations, our cash balance on hand, proceeds from employee stock option exercises, tenant improvement allowances from our landlords and our $250 million Credit Facility. However, depending on the expected level of new restaurant development, tenant improvement allowances that we receive from our landlords, other planned capital investments including ongoing maintenance capital expenditures, and results from our ongoing operations, we may not generate enough cash flow from operations to completely fund our plans. In addition, share repurchases and our quarterly cash dividend or any significant increases in such repurchases or dividends may impact our available capital resources. Accordingly, we continue to actively monitor overall conditions in the capital and credit markets with respect to the potential sources and the timing of additional financing in order to enhance total shareholder return. However, there can be no assurance that such financing will be available when required or available on terms acceptable to us. If we are unable to secure additional capital resources, when needed, we may be required to reduce our planned rate of expansion, share repurchases, quarterly cash dividends or other shareholder return initiatives.

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. While our operating lease obligations currently are not required to be reflected as indebtedness on our Consolidated Balance Sheets, the minimum rents and other related lease obligations, such as common area expenses, under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize debt in our capital structure.

We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for two of our operating restaurants and our Texas brewpub locations. We also own two parcels of land adjacent to two of our operating restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we subsequently enter into sale-leaseback arrangements for land parcels that we may purchase. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

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

CASH FLOWS

The following tables set forth, for the years indicated, our cash flows from operating, investing, and financing activities (dollar amounts in thousands):

	Fiscal Year
	2017	2016	2015
Cash provided by operating activities	$107,036	$138,359	$127,224
Net cash used in investing activities	(52,831)	(104,852)	(82,592)
Net cash used in financing activities	(52,631)	(45,350)	(40,711)
Net increase (decrease) in cash and cash equivalents	$1,574	$(11,843)	$3,921

Operating Cash Flows

Net cash provided by operating activities was $107.0 million during fiscal 2017, representing a $31.3 million decrease from the $138.4 million provided during fiscal 2016. The decrease in cash from operating activities for fiscal 2017, in comparison to fiscal 2016, is primarily due to a decrease in our net deferred income tax liability resulting from the revaluation of our deferred tax liability under the 2017 Tax Cut and Jobs Act, the collection of our $6.0 million lease termination fee receivable in fiscal 2016, coupled with an increase in payroll related accruals in fiscal 2016, as a result of the impact of the 53rd operating week, offset by greater depreciation and amortization and the timing of prepaids and other current assets.

Net cash provided by operating activities was $138.4 million during fiscal 2016, representing an $11.1 million increase from the $127.2 million provided during fiscal 2015. The increase in cash from operating activities for fiscal 2016, in comparison to fiscal 2015, is primarily due the timing of the collection of credit card related accounts receivable and the $6.0 million lease termination fee receivable, coupled with an increase in payroll related accruals as a result of the impact of the 53rd operating week and greater depreciation and amortization, offset by the timing of prepaids and other current assets.

Investing Cash Flows

Net cash used in investing activities was $52.8 million during fiscal 2017, representing a $52.0 million decrease from the $104.9 million used in fiscal 2016. The decrease over prior year is primarily due to a lower investment in new restaurant openings as a result of seven fewer openings, offset by proceeds from three sale-leaseback transactions in fiscal 2017.

Net cash used in investing activities was $104.9 million during fiscal 2016, representing a $22.3 million increase from the $82.6 million used in fiscal 2015. The increase over prior year is primarily due to an increased investment in new restaurant openings.

The following table provides, for the years indicated, the components of capital expenditures (dollar amounts in thousands):

	Fiscal Year
	2017	2016	2015
New restaurants	$39,049	$86,960	$69,376
Restaurant maintenance and key productivity initiatives	30,938	21,670	16,403
Restaurant and corporate systems	749	733	291
Total capital expenditures	$70,736	$109,363	$86,070

We expect to open four to six new restaurants in fiscal 2018, and we have entered into signed leases, land purchase agreements or letters of intent for all of our potential restaurant locations. While we expect our capital expenditures to remain significant, the reduction of restaurant openings in fiscal 2018 will reduce our capital expenditure spend as compared to fiscal 2017. The decision to continue to reduce our pace of expansion will generate increased free cash flow and provide added financial flexibility. It will also allow us to allocate greater resources to our core base of established restaurants to improve sales and profitability. While our new restaurant unit economics remain solid and warrant continued capital allocation, we will continue to balance this new restaurant growth with our commitment to drive shareholder returns through our share repurchases program and, beginning in the fourth quarter of fiscal 2017, quarterly cash dividends.

We currently anticipate our total capital expenditures for fiscal 2018, including all expenditure categories, to be approximately $50 million to $55 million. We expect to fund our anticipated capital expenditures for fiscal 2018 with our current cash balance on hand, expected cash flows from operations, proceeds from sale-leaseback transactions, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $52.6 million during fiscal 2017, representing a $7.3 million increase from the $45.4 million used in fiscal 2016. The increase over prior year is primarily due to a net increase in line of credit repayments, offset by a decrease in share repurchases.

Net cash used in financing activities was $45.4 million during fiscal 2016, representing a $4.6 million increase from the $40.7 million used in fiscal 2015. Cash used in financing activities were primarily used to fund our share repurchase program of $95.0 million during fiscal 2016. The increase over prior year is primarily due to decreased proceeds from the exercise of stock options and lower excess tax benefits from stock-based compensation, partially offset by an increase in net borrowings.

We have a $250 million unsecured revolving line of credit that expires on November 18, 2021, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of our stock repurchase program and quarterly cash dividend and working capital and construction requirements.

Historically, we have not paid any dividends to our shareholders. However, on October 24, 2017, our Board of Directors authorized and declared a quarterly cash dividend of $0.11 per share of common stock payable on December 4, 2017, to shareholders of record on the close of business November 13, 2017. Subsequently, on February 20, 2018, our Board of Directors authorized and declared a second quarterly cash dividend of $0.11 per share of common stock payable on March 27, 2018, to shareholders of record on the close of business March 13, 2018. While we intend to pay regular quarterly cash dividends in the future, any decisions to pay, increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. Our Credit Facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay.

As of fiscal 2017, we have cumulatively repurchased shares valued at approximately $357.5 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $66.9 million during fiscal 2017. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. In March 2017, our Board of Directors approved an expansion of the share repurchase program by $50 million to $400 million. As of January 2, 2018, we have approximately $42.5 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of January 2, 2018, we are not involved in any off-balance sheet arrangements.

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

Property and Equipment

We record all property and equipment at cost. Property and equipment accounting requires us to estimate the useful lives of the assets for depreciation purposes and to select depreciation methods. We believe the useful lives reflect the actual economic life of the underlying assets. We have elected to use the straight-line method of depreciation over the estimated useful life of an asset or the lease term of the respective lease, whichever is shorter, for leasehold improvements. Renewals and betterments that materially extend the useful life of an asset are capitalized while maintenance and repair costs are charged to operating expense as incurred. Judgment is often required in the decision to distinguish between an asset which qualifies for capitalization versus an expenditure which is for maintenance and repairs. Internal costs associated with the acquisition, development and construction of our restaurants are capitalized and allocated to the projects which they relate. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation and amortization accounts are relieved, and any gain or loss is included in earnings. Additionally, any interest capitalized for new restaurant construction would be included in “Property and equipment, net” on our Consolidated Balance Sheets.

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

In February 2016, the FASB issued guidance, which requires a lessee to recognize most leases on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. Currently, all of our restaurant and our restaurant support center leases are accounted for as operating leases, and therefore are not recorded within our balance sheet. This guidance will be effective for fiscal years beginning after December 15, 2018. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets, but will likely have an insignificant impact on our consolidated statements of earnings.

Stock-Based Compensation

Under our shareholder approved stock-based compensation plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units that generally vest over three to five years and expire ten years from the date of grant. We have also granted performance-based restricted stock units under our shareholder approved stock-based compensation plan that generally vests after three years based on achievement of certain performance targets. Stock-based compensation is measured in accordance with U.S. GAAP based on the estimated fair value of the awards granted. In valuing stock options, we are required to make certain assumptions and judgments regarding the grant date fair value, which we value utilizing the Black-Scholes option-pricing model. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our future estimated cash payments under existing contractual obligations as of January 2, 2018, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$603,523	$46,766	$89,842	$86,324	$380,591
Purchase obligations (2)	22,496	14,583	5,524	2,389	—
Total	$626,019	$61,349	$95,366	$88,713	$380,591

Other Obligations:
Long-term debt	$163,500	$—	$—	$163,500	$—
Interest (3)	18,639	4,788	9,590	4,261	—
Standby letters of credit	14,423	14,423	—	—	—
Total	$196,562	$19,211	$9,590	$167,761	$—

(1)	For more detailed description of our operating leases, refer to Note 5 in the accompanying Consolidated Financial Statements.
(2)	Amounts represent non-cancelable commitments for the purchase of goods and other services.

(3)

We have assumed $163.5 million remains outstanding under our Credit Facility until the maturity date of November 18, 2021, using the interest rate in effect on January 2, 2018, which was approximately 2.94%.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to January 2, 2018. Our aggregate future commitment relating to these leases is $7.7 million and is not included in operating leases above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $250 million unsecured Credit Facility of which $163.5 million is currently outstanding that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced stock repurchase program and cash dividends, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $1.4 million annual impact on our net income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2018, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2018, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2018.

Ernst & Young LLP, the independent registered public accounting firm has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BJ’s Restaurants, Inc.

Opinion on Internal Control over Financial Reporting

We have audited BJ’s Restaurants, Inc.’s internal control over financial reporting as of January 2, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BJ’s Restaurants, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BJ’s Restaurants, Inc. as of January 2, 2018 and January 3, 2017, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 2, 2018 and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Irvine, California

February 26, 2018

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

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the SEC no later than 120 days after the close of the year ended January 2, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 2, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 2, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 2, 2018.

See Part II, Item 5 – “Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Stock-Based Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 2, 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 2, 2018 and January 3, 2017

Consolidated Statements of Income for Each of the Three Fiscal Years in the Period Ended January 2, 2018

Consolidated Statements of Shareholders’ Equity for Each of the Three Fiscal Years in the Period Ended January 2, 2018

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended January 2, 2018

Notes to the Consolidated Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 to the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the Form 10-K for the year ended January 2, 2005.

3.4	Certificate of Amendment of Articles of Incorporation, dated June 8, 2010, incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 28, 2010.

4.1

Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB‑2A filed with the Securities and Exchange Commission on August 22, 1996 (File No. 3335182‑LA) (as amended, the “Registration Statement”).

10.1*	Form of Indemnification Agreement with Officers and Directors.

10.2*

BJ’s Restaurants, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2015).

10.3*	Form of Employee Stock Option Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on October 31, 2006.

10.4*	Form of Notice of Grant of Stock Option under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.

10.5*	Form of Non-Employee Director Stock Option Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended January 3, 2006.

10.6*	Form of Non-Employee Director Notice of Grant of Stock Option under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended January 3, 2006.

10.7*	Form of Restricted Stock Unit Agreement (non-GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 6, 2007.

10.8*	Form of Restricted Stock Unit Notice (non-GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.

10.9*

Form of Restricted Stock Unit Agreement (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended January 1, 2013.

10.10*	Form of Equity Award Certificate (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.

10.11*	Form of Stock Option Agreement (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended January 1, 2013.

10.12*	Form of Option Grant Notice (2012 BJ’s GSSOP) for employees under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended January 1, 2013.

10.13*	Form of Restricted Stock Unit Agreement for non-employee directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.15 to the Form 10-K for the year ended January 1, 2013.

10.14*

Form of Restricted Stock Unit Award Certificate for non-employee directors under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended January 1, 2013.

10.15*	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on or about March 14, 2008.

10.16*	Employment Agreement dated April 6, 2010, between the Company and Gerald W. Deitchle, incorporated by reference to Form 8-K filed on April 12, 2010.

Exhibit Number	Description
10.17*	Employment Agreement, dated September 6, 2005, between the Company and Gregory S. Levin, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 3, 2005.

10.18*	Employment Agreement, effective March 1, 2011, between the Company and Kendra D. Miller, incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 9, 2011.

10.19*	Employment Agreement dated October 28, 2012, between the Company and Gregory A. Trojan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 29, 2012.

10.20*	Employment Agreement dated January 28, 2013, between the Company and Brian S. Krakower, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.

10.21*	Consulting Agreement, dated February 1, 2013, between the Company and Gerald W. Deitchle, incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 6, 2013.

10.22*	Employment Agreement effective July 9, 2014, between the Company and Kevin E. Mayer, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2014.

10.23*	Amended and Restated Employment Agreement dated August 8, 2017, between the Company and Gregory A. Trojan, incorporated by reference to Exhibit 10.1 to Form 8K filed on August 8, 2017.

10.24	[Reserved]

10.25	[Reserved]

10.26

Second Amended and Restated Credit Agreement, dated November 18, 2016, between the Company and Bank of America, N.A. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 18, 2016).

10.27*

BJ’s Restaurants, Inc. 2011 Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2016.

10.28*	Form of Performance Stock Unit Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2014.

21	List of Significant Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101

The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-K for the year ended January 2, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
	By:	/s/ Gregory A. Trojan
February 26, 2018		Gregory A. Trojan Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
By: /s/ GREGORY A. TROJAN
Gregory A. Trojan	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018
By: /s/ GREGORY S. LEVIN
Gregory S. Levin	President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 26, 2018
By: /s/ PETER A. BASSI
Peter A. Bassi	Lead Independent Director	February 26, 2018
By: /s/ LARRY D. BOUTS
Larry D. Bouts	Director	February 26, 2018
By: /s/ JAMES A. DAL POZZO
James A. Dal Pozzo	Director	February 26, 2018
By: /s/ GERALD W. DEITCHLE
Gerald W. Deitchle	Chairman of the Board and Director	February 26, 2018
By: /s/ NOAH A. ELBOGEN
Noah A. Elbogen	Director	February 26, 2018
By: /s/ WESLEY A. NICHOLS
Wesley A. Nichols	Director	February 26, 2018
By: /s/ LEA ANNE S. OTTINGER
Lea Anne S. Ottinger	Director	February 26, 2018
By: /s/ PATRICK D. WALSH
Patrick D. Walsh	Director	February 26, 2018

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of BJ’s Restaurants, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. (the Company) as of January 2, 2018 and January 3, 2017, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 2, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at January 2, 2018 and January 3, 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Irvine, California

February 26, 2018

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 2, 2018	January 3, 2017
Assets
Current assets:
Cash and cash equivalents	$24,335	$22,761
Accounts and other receivables, net	13,865	14,698
Inventories, net	10,514	9,907
Prepaid expenses and other current assets	11,615	11,324
Total current assets	60,329	58,690

Property and equipment, net	589,844	601,324
Goodwill	4,673	4,673
Other assets, net	30,112	26,625
Total assets	$684,958	$691,312

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$25,275	$31,145
Accrued expenses	97,266	94,553
Total current liabilities	122,541	125,698

Deferred income taxes	21,694	37,587
Deferred rent	32,487	30,424
Deferred lease incentives	52,843	54,119
Long-term debt	163,500	148,000
Other liabilities	33,164	20,587
Total liabilities	426,229	416,415

Commitments and contingencies (Note 5)

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 20,485 and 22,332 shares issued and outstanding as of January 2, 2018 and January 3, 2017, respectively	—	—
Capital surplus	68,904	66,200
Retained earnings	189,825	208,697
Total shareholders’ equity	258,729	274,897
Total liabilities and shareholders’ equity	$684,958	$691,312

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Included in accounts payable for fiscal years 2017 and 2016 is $6,537 and $5,782, respectively, of related party trade payables. See Note 11 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2017	2016	2015
Revenues	$1,031,782	$993,052	$919,597
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	268,707	251,460	226,942
Labor and benefits	371,220	345,370	317,050
Occupancy and operating (1)	219,863	204,583	192,739
General and administrative	55,447	55,406	53,827
Depreciation and amortization	68,665	64,275	59,417
Restaurant opening	3,873	6,977	6,562
Loss on disposal and impairment of assets	4,775	2,971	2,908
Gain on lease termination, net	—	—	(2,910)
Natural disaster and related	905	—	—
Severance and legal settlements	423	369	—
Total costs and expenses	993,878	931,411	856,535
Income from operations	37,904	61,641	63,062

Other expense, net:
Interest expense, net	(4,501)	(1,730)	(1,015)
Other income, net	1,987	1,180	60
Total other expense, net	(2,514)	(550)	(955)
Income before income taxes	35,390	61,091	62,107

Income tax (benefit) expense	(9,390)	15,534	16,782

Net income	$44,780	$45,557	$45,325

Net income per share:
Basic	$2.10	$1.91	$1.76
Diluted	$2.06	$1.88	$1.73

Weighted average number of shares outstanding:
Basic	21,374	23,824	25,718
Diluted	21,772	24,233	26,231

The accompanying notes are an integral part of these consolidated financial statements.

(1)

Related party costs included in cost of sales are $83,554, $81,789 and $78,887 for fiscal years 2017, 2016, and 2015, respectively. Related party costs included in operating and occupancy are $9,247, $8,880 and $8,378 for fiscal years 2017, 2016, and 2015, respectively. See Note 11 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 30, 2014	26,229	$93,971	$54,217	$200,501	$348,689
Exercise of stock options	432	8,945	(534)	—	8,411
Issuance of restricted stock units	80	—	(293)	—	(293)
Repurchase of common stock	(2,069)	(95,549)	—	—	(95,549)
Stock-based compensation	—	—	5,680	—	5,680
Tax benefit from stock option exercises	—	—	4,220	—	4,220
Net income	—	—	—	45,325	45,325
Balance, December 29, 2015	24,672	7,367	63,290	245,826	316,483
Exercise of stock options	88	2,931	(805)	—	2,126
Issuance of restricted stock units	53	2,002	(2,325)	—	(323)
Repurchase of common stock	(2,481)	(12,300)	—	(82,686)	(94,986)
Stock-based compensation	—	—	5,707	—	5,707
Tax benefit from stock option exercises	—	—	333	—	333
Net income	—	—	—	45,557	45,557
Balance, January 3, 2017	22,332	—	66,200	208,697	274,897
Exercise of stock options	57	1,886	(504)	—	1,382
Issuance of restricted stock units	79	3,714	(4,036)	—	(322)
Repurchase and retirement of common stock	(1,983)	(5,600)	—	(61,322)	(66,922)
Stock-based compensation	—	—	7,244	—	7,244
Cash dividends paid	—	—	—	(2,330)	(2,330)
Net income	—	—	—	44,780	44,780
Balance, January 2, 2018	20,485	$—	$68,904	$189,825	$258,729

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2017	2016	2015
Cash flows from operating activities:
Net income	$44,780	$45,557	$45,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,665	64,275	59,417
Deferred income taxes	(16,486)	7,073	5,319
Stock-based compensation expense	6,946	5,527	5,395
Loss on disposal and impairment of assets	4,775	2,971	2,908
Gain on lease termination, net	—	—	(2,910)
Natural disaster and related	194	—	—
Changes in assets and liabilities:
Accounts and other receivables	(210)	9,904	(994)
Landlord contribution for tenant improvements	1,565	762	426
Inventories, net	(607)	(1,014)	(883)
Prepaid expenses and other current assets	(718)	(5,065)	1,477
Other assets, net	(4,022)	(5,257)	(3,282)
Accounts payable	(1,261)	542	(1,983)
Accrued expenses	2,652	10,692	11,274
Deferred rent	2,063	2,797	2,947
Deferred lease incentives	(1,276)	282	2,753
Other liabilities	(24)	(687)	35
Net cash provided by operating activities	107,036	138,359	127,224

Cash flows from investing activities:
Purchases of property and equipment	(70,736)	(109,363)	(86,070)
Proceeds from sale of assets	17,905	4,511	3,478
Net cash used in investing activities	(52,831)	(104,852)	(82,592)

Cash flows from financing activities:
Borrowings on line of credit	2,145,100	1,179,800	529,400
Payments on line of credit	(2,129,600)	(1,132,300)	(486,900)
Excess tax benefit from stock-based compensation	—	333	4,220
Taxes paid on vested stock units under employee plans	(322)	(323)	(293)
Proceeds from exercise of stock options	1,382	2,126	8,411
Cash dividends paid	(2,269)	—	—
Repurchases of common stock	(66,922)	(94,986)	(95,549)
Net cash used in financing activities	(52,631)	(45,350)	(40,711)

Net increase (decrease) in cash and cash equivalents	1,574	(11,843)	3,921
Cash and cash equivalents, beginning of year	22,761	34,604	30,683
Cash and cash equivalents, end of year	$24,335	$22,761	$34,604

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,163	$6,803	$12,097
Cash paid for interest, net of capitalized interest	$4,245	$1,351	$503

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable	$3,876	$8,485	$10,915
Stock-based compensation capitalized	$298	$180	$285

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company,” “BJ’s,” “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants and to develop additional BJ’s restaurants. As of January 2, 2018, we owned and operated 197 restaurants located in 26 states. Each of our restaurants is currently operated as a BJ’s Restaurant & Brewhouse®, BJ’s Restaurant & Brewery®, BJ’s Pizza & Grill® or BJ’s Grill®. During fiscal 2017, we opened 10 new restaurants. Several of our BJ’s Restaurant & Brewery® locations, in addition to our two brewpub locations in Texas, brew our signature, proprietary craft BJ’s beer. All of our other restaurants receive their BJ’s beer either from one of our restaurant brewing operations, our Texas brewpubs and/or independent third party brewers using our proprietary recipes.

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

The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company had no components of other comprehensive income (loss) during any of the years presented, as such; a consolidated statement of comprehensive income (loss) is not presented.

The preparation of financial statements in conformity U.S. GAAP requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2017 ended on January 2, 2018 and consisted of 52 weeks of operations, fiscal year 2016 ended on January 3, 2017 and consisted of 53 weeks of operations and fiscal year 2015 ended on December 29, 2015 and consisted of 52 weeks of operations.

Segment Disclosure

The FASB Accounting Standards Codification (“ASC”) Topic No. 280, Segment Reporting, establishes standards for disclosures about products and services, geographic areas and major customers. We currently operate in one operating segment: casual dining company-owned restaurants. Additionally, we operate in one geographic area: the United States of America.

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This guidance requires the recognition of most leases on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Currently, all of our restaurant and our restaurant support center leases are accounted for as operating leases, and therefore are not recorded within our balance sheet. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets, but will likely have an insignificant impact on our consolidated statements of earnings. In preparation for the adoption of the guidance, we are implementing controls and key system changes to enable the preparation of financial information.

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

The majority of our revenues are from food and beverage sales at our restaurants. ASU 2014-09 will not have an impact on revenue recognition related to food and beverage sales unless the sales are to a customer participating in our loyalty program. Currently, we measure our total loyalty rewards obligation based on the estimated number of customers who will ultimately claim the rewards earned under the program using the estimated cost of the rewards. Under this approach, we estimate the cost of a loyalty point based on the equivalent cost of the food and beverage earned by our customers. These expenses are accrued for and recorded as marketing expenses and are included in “Occupancy and operating” expenses on our Consolidated Statements of Income. Under ASU 2016-10, we will be required to allocate the transaction price between the goods delivered and the future goods that will be delivered, using the loyalty points earned, on a relative standalone selling price basis. The portion of the transaction price allocated to the future loyalty rewards will be recorded as deferred revenue and recognized as revenue when the related loyalty rewards are redeemed. Upon adoption, we will no longer record a marketing expense related to loyalty points earned.

In addition to the impact on the accounting for loyalty points, ASU 2014-09 requires gift card breakage to be recognized as revenue in proportion to the pattern of gift card redemptions exercised by our customers. Currently, the Company records breakage income within other (expense) income and not within revenue.

The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect adjustment to opening retained earnings as of the date of adoption (modified retrospective approach). We have elected the modified retrospective adoption method and plan to adopt this guidance in the first quarter of fiscal 2018. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Standards

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This guidance required deferred tax liabilities and assets to be classified as non-current in a classified balance sheet. This update was effective for annual and interim periods beginning after December 15, 2016, and early adoption was permitted. As of January 3, 2017, we had reported a net deferred income tax liability of $36.8 million, consisting of a current deferred income tax asset of $18.4 million and a non-current deferred income tax liability of $55.2 million. We adopted ASU 2015-17 during the first quarter of fiscal 2017; therefore, our reported $36.8 million deferred income tax liability, as of January 3, 2017, has been reclassified as $0.8 million within ‘Other assets, net” and as “Deferred income taxes” of $37.6 million on our Consolidated Balance Sheets.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This guidance changed how companies account for certain aspects of share-based payments to employees. Companies are now required to recognize the difference between the estimated and the actual tax impact of awards within the income statement when the awards vest or are settled, and additional paid-in capital (“APIC”) pools are eliminated. This ASU also impacted the classification of awards as either equity or liabilities and the classification of share-based transactions within the statement of cash flows. We adopted ASU 2016-09 during the first quarter of fiscal 2017. The impact of the adoption of this standard was $0.08 million of additional income tax expense within our consolidated financial statements.

Reclassifications

As a result of the adoption of ASU 2015-17, reclassifications of financial statement amounts have been made to the prior period to conform to the current period’s presentation. The adoption of this standard resulted in the reclassification of $18.4 million from current to long-term deferred taxes on January 3, 2017.

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

Inventories

Inventories are comprised primarily of food and beverage products and are stated at the lower of cost (first-in, first-out) or net realizable value.

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

Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives:

Furniture and fixtures	10 years
Equipment	5‑10 years
Brewing equipment	10-20 years
Building improvements	the shorter of 20 years or the remaining lease term
Leasehold improvements	the shorter of the useful life or the lease term,
including reasonably assured renewal periods

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate impairment may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If it is concluded that this is the case, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit is greater than the estimated fair value, an impairment charge is recorded for the difference between the implied fair value of goodwill and its carrying amount. To calculate the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their relative fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. This adjusted carrying value becomes the new goodwill accounting basis value. We did not record any impairment to goodwill during fiscal 2017, 2016 or 2015.

Intangible Assets

Definite-lived intangible assets are comprised of trademarks and are amortized over their estimated useful lives of ten years. Definite-lived intangible assets are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. Indefinite-lived intangible assets are not subject to amortization and tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. We did not record any impairment of intangible assets during fiscal 2017, 2016 or 2015. Intangible assets are included in “Other assets, net” on the accompanying Consolidated Balance Sheets.

Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. These assets are generally reviewed for impairment in total as well as on a restaurant by restaurant basis. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The recoverability is assessed by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. If the carrying amount is greater than the anticipated undiscounted cash flows, an impairment charge is recorded as the difference between the carrying amount and the assets estimated fair value. In fiscal 2015, we recorded impairment expense of $0.4 million related to the reduction in the carrying value of two of our underperforming BJ’s Pizza & Grill® restaurants, which is included in “Loss on disposal of assets and impairments” on our Consolidated Statements of Income. We did not incur an impairment expense in fiscal 2017 or 2016.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point-of-sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Revenues from the sale of gift cards are deferred and recognized upon redemption. Deferred gift card revenue, included in “Accrued expenses” on the accompanying Consolidated Balance Sheets, was $15.0 million and $13.0 million as of January 2, 2018 and January 3, 2017, respectively. We recognize gift card breakage income when the likelihood of the redemption of the cards becomes remote, which is typically 24 months after original issuance. Gift card breakage income is recorded in “Other income, net” on our Consolidated Statements of Income.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2017, 2016, and 2015 was approximately $21.0 million, $18.9 million and $20.5 million, respectively. Advertising costs are primarily included in “Occupancy and operating” expenses on our Consolidated Statements of Income.

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

Gain on Lease Termination

On August 3, 2015, the landlord of our Century City, California restaurant notified us that they were exercising their right to terminate our lease in return for a $6.0 million termination fee. Our Century City restaurant was located at The Westfield Century City Mall, which was being significantly reconfigured and renovated, requiring the restaurant to be closed by the end of January 2016. As a result of the forced lease termination, in fiscal 2015, we recorded a $6.0 million termination fee receivable in accordance with our lease provision. This fee, offset by the remaining net book value of the restaurants fixed assets, resulted in a $2.9 million net gain. In January 2016, we received the $6.0 million termination fee from the landlord.

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

Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening our restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred lease incentive and amortized over the term of the lease. The related cash received from the landlord is reflected as “Landlord contribution for tenant improvements” within the “Cash flow from operating activities” section of our Consolidated Statements of Cash Flows.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	Fiscal Year
	2017	2016	2015
Numerator:
Net income for basic and diluted net income per share	$44,780	$45,557	$45,325
Denominator:
Weighted-average shares outstanding - basic	21,374	23,824	25,718
Dilutive effect of equity awards	398	409	513
Weighted-average shares outstanding - diluted	21,772	24,233	26,231

At January 2, 2018, January 3, 2017, and December 29, 2015, there were approximately 0.6 million, 0.3 million, and 0.2 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

Stock‑Based Compensation

Under our shareholder approved stock-based compensation plans, we have granted incentive stock options, non-qualified stock options, and restricted stock units (“RSUs”), including performance and time-based restricted stock units, that generally vest over three to five years and expire ten years from the date of grant. Stock-based compensation is recorded in accordance with U.S. GAAP based on the underlying estimated fair value of the awards granted. In valuing stock options, we are required to make certain assumptions and judgments regarding the inputs to the Black-Scholes option-pricing model. These inputs include expected volatility, risk free interest rate, expected option life, dividend yield and expected vesting percentage. These estimations and judgments involve many different variables that, in many cases, are outside of our control. Changes in these variables may significantly impact the compensation cost recognized for these grants resulting in a significant impact to our financial results. The tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock options (excess tax benefits) are classified as financing cash flows within our Consolidated Statements of Cash Flows.

2. Accounts and Other Receivables

Accounts and other receivables consisted of the following (in thousands):

	January 2, 2018	January 3, 2017
Credit cards	$5,723	$5,272
Third party gift card sales	3,669	3,016
Tenant improvement allowances	2,952	4,517
Income taxes	145	1,255
Other	1,376	638
	$13,865	$14,698

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 2, 2018	January 3, 2017
Land	$5,701	$10,933
Building improvements	362,986	344,450
Leasehold improvements	256,415	240,811
Furniture and fixtures	136,771	128,582
Equipment	283,265	258,356
	1,045,138	983,132
Less accumulated depreciation and amortization	(464,661)	(404,702)
	580,477	578,430
Construction in progress	9,367	22,894
Property and equipment, net	$589,844	$601,324

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	January 2, 2018	January 3, 2017
Payroll related	$24,861	$26,374
Workers’ compensation	19,026	19,834
Deferred revenue from gift cards	14,955	12,968
Sales taxes	7,117	7,044
Other taxes	7,232	5,578
Deferred lease incentives - current	4,595	4,568
Other current rent related	2,469	2,908
Utilities	2,177	1,981
Customer loyalty program	3,080	2,780
Merchant cards	1,643	1,782
Other	10,111	8,736
	$97,266	$94,553

5. Commitments and Contingencies

Leases

We lease our restaurant and office facilities under non-cancelable operating leases with remaining terms ranging from approximately 10 to 20 years and renewal options ranging from 5 to 20 years. Rent expense for fiscal 2017, 2016, and 2015 was $44.7 million, $42.8 million, and $39.4 million, respectively.

We have certain operating leases that contain fixed rent escalation clauses or rent escalation clauses in which the amount of the future rent can be calculated. Total rent due for these leases is expensed on a straight-line basis over each respective lease term, resulting in deferred rent of approximately $32.5 million and $30.4 million at January 2, 2018 and January 3, 2017, respectively. The deferred rent will be amortized to rent expense over each respective lease term.

A number of our leases require us to pay contingent rent based on a percentage of sales above a specified minimum. Total contingent rent included within rent expense for fiscal 2017, 2016, and 2015 was approximately $3.1 million, $3.8 million, and $3.6 million, respectively.

Future minimum annual rent payments under non-cancelable operating leases are as follows (in thousands):

2018	$46,766
2019	45,336
2020	44,505
2021	43,747
2022	42,578
Thereafter	380,591
$603,523

Additionally, we have entered into lease agreements related to the construction of future restaurants with commencement dates subsequent to January 2, 2018. Our aggregate future commitment relating to these leases is $7.7 million and is not included in the above future minimum annual rent payments.

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

Letters of Credit

We have irrevocable standby letters of credit outstanding, as required under our workers’ compensation insurance arrangements, of $14.4 million as of January 2, 2018. Our standby letters of credit automatically renew each October 31 for one year unless 30 days’ notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit issued under our Credit Facility reduce the amount available for borrowing.

6. Long-Term Debt

Line of Credit

Our Credit Facility, which matures on November 18, 2021, provides us with revolving loan commitments totaling $250 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility are unsecured. As of January 2, 2018, there were borrowings of $163.5 million and letters of credit totaling approximately $14.4 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $72.1 million as of January 2, 2018. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during fiscal 2017 was approximately 2.3%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At January 2, 2018, we were in compliance with these covenants.

Interest expense and commitment fees, under the Credit Facility, were approximately $4.5 million, $1.7 million and $1.0 million, for fiscal 2017, 2016 and 2015, respectively. We also capitalized approximately $0.1 million and $0.2 million of interest expense related to new restaurant construction during fiscal 2017 and 2016, respectively.

7. Shareholders’ Equity

Preferred Stock

We are authorized to issue 5.0 million shares of one or more series of preferred stock and we are authorized to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at January 2, 2018 or January 3, 2017. We currently have no plans to issue shares of preferred stock.

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

Cash Dividends

On October 24, 2017, our Board of Directors authorized and declared a quarterly cash dividend of $0.11 per share of common stock payable on December 4, 2017, to shareholders of record at the close of business on November 13, 2017. While we intend to pay quarterly cash dividends, any future decisions to pay, increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. Our Credit Facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay.

Stock Repurchases

During fiscal 2017, we repurchased and retired approximately 2.0 million shares of our common stock at an average price of $33.74 per share for a total of $66.9 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. In March 2017, our Board of Directors approved an expansion of the authorized share repurchase program by $50 million to $400 million in the aggregate. As of January 2, 2018, approximately $42.5 million remains available for additional repurchases under our share repurchase program.

8. Income Taxes

Income tax (benefit) expense for the last three fiscal years consists of the following (in thousands):

	Fiscal Year
	2017	2016	2015
Current:
Federal	$4,631	$6,034	$8,161
State	2,465	2,427	3,302
	7,096	8,461	11,463
Deferred:
Federal	(15,727)	6,869	5,278
State	(759)	204	41
	(16,486)	7,073	5,319

Income tax expense	$(9,390)	$15,534	$16,782

Income tax expense for the last three fiscal years differs from the amount that would result from applying the federal statutory rate as follows:

	Fiscal Year
	2017	2016	2015
Income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	3.3	3.7
Permanent differences	(0.4)	—	0.2
Income tax credits	(18.7)	(10.6)	(9.4)
Prior year tax credit true-up	(1.1)	(1.3)	(3.1)
Change in statutory rate	(44.4)	—	—
Other, net	(0.4)	(1.0)	0.6
	(26.5)%	25.4%	27.0%

The net deferred tax liability at January 2, 2018 and January 3, 2017 were presented as follows on the balance sheet:

	January 2, 2018	January 3, 2017
Other assets	$1,408	$816
Deferred tax liability	(21,694)	(37,587)
Net deferred income tax liability	$(20,286)	$(36,771)

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	January 2, 2018	January 3, 2017
Deferred income tax asset:
Gift cards	$2,047	$1,521
Accrued expenses	8,936	13,752
Other	1,639	2,193
Deferred Revenues	7,039	6,255
Stock-based compensation	4,767	6,152
Deferred rent	7,977	11,637
Income tax credits	3,266	6,559
Net operating losses	1,196	785
Other	1,714	2,071
State tax	472	985
Subtotal current deferred income tax asset	39,053	51,910
Valuation Allowance	(161)	(266)
Total current deferred income tax asset	38,892	51,644

Deferred income tax liability:
Property and equipment	(53,964)	(80,842)
Intangible assets	(1,400)	(2,085)
Smallwares	(3,814)	(5,488)
Total non-current deferred income tax liability	(59,178)	(88,415)

Net deferred income tax liability	$(20,286)	$(36,771)

At January 2, 2018, we had federal and California income tax credit carryforwards of approximately $3.3 million and $1.2 million, respectively, consisting primarily of the credit for FICA taxes paid on reported employee tip income and California enterprise zone credits. The FICA tax credits will begin to expire in 2036 and the California enterprise zone credits will begin to expire in 2023.

As of January 2, 2018, and January 3, 2017, we have recorded a valuation allowance against certain state net operating loss and tax credit carryforwards of $0.2 million and $0.3 million, respectively, net of federal benefit which are not more likely than not to be realized prior to expiration. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 2, 2018 and January 3, 2017, we had accrued $0.1 million for interest and penalties with respect to uncertain tax positions.

As of January 2, 2018, unrecognized tax benefits recorded was approximately $1.5 million, of which approximately $1.0 million, if reversed would impact our effective tax rate. We anticipate no change in our liability for unrecognized tax benefits within the next twelve-month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Gross unrecognized tax benefits at beginning of year	$1,245	$2,998	$2,173
Increases for tax positions taken in prior years	110	126	474
Decreases for tax positions taken in prior years	(4)	(2,037)	—
Increases for tax positions taken in the current year	200	188	386
Lapse in statute of limitations	(35)	(30)	(35)
Gross unrecognized tax benefits at end of year	$1,516	$1,245	$2,998

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of January 2, 2018, the earliest tax year still subject to examination by the Internal Revenue Service is 2014. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2013.

Tax Reform Act

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law substantially amending the Internal Revenue Code of 1986. The TCJA made significant changes to the taxation of corporations such as a reduction in the highest corporate marginal tax rate from 35% to 21%, additional limitations on certain deductions for executive compensation, introducing an additional capital investment deduction, modifying rules for the deduction of interest expense, and modifying the rules regarding the utilization of net operating loss carryforwards.

The SEC staff issued Staff Accounting Bulletin 118 providing guidance on accounting for the tax effects of the TCJA. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete, but it is able to determine a reasonable estimate, then the company must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately prior to the enactment of the TCJA.

We have reviewed and will continue to monitor the impact the legislation has on our business. As of January 2, 2018, we recorded a tax benefit of $15.7 million related to the re-measurement of deferred tax assets and liabilities at the new federal income tax rate provided by the TCJA. In addition, we will benefit from the ability to immediately expense the majority of capital expenditures placed in service after September 27, 2017. In accordance with Staff Accounting Bulletin 118, as of December 31, 2017, we have not completed our accounting for the tax effect of the enactment of the TCJA; however we have made a reasonable estimate of the impact on our deferred tax balances.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	Fiscal Year
	2017	2016	2015
Labor and benefits	$1,877	$1,786	$1,427
General and administrative	$5,069	$3,741	$3,968
Capitalized (1)	$298	$180	$285

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on our Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant was estimated on the date of grant using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2017	2016	2015
Expected volatility	34.7%	35.8%	37.0%
Risk free interest rate	1.87%	1.51%	1.39%
Expected option life	5 years	5 years	5 years
Dividend yield	1.60%	0.00%	0.00%
Fair value of options granted	$12.02	$14.08	$16.33

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the market close fair value of our shares on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 30, 2014	1,522	$25.62	1,008	$21.46	4.2
Granted	175	$47.38
Exercised	(432)	$19.46
Forfeited	(41)	$35.02
Outstanding at December 29, 2015	1,224	$30.59	729	$25.41	4.9
Granted	146	$41.78
Exercised	(88)	$24.03
Forfeited	(55)	$40.56
Outstanding at January 3, 2017	1,227	$31.95	802	$27.73	4.5
Granted	173	$36.08
Exercised	(57)	$24.07
Forfeited	(32)	$38.83
Outstanding at January 2, 2018	1,311	$32.68	926	$30.02	4.0

Information relating to significant option groups outstanding as of January 2, 2018, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$9.37 – $12.78	34	0.81	$10.51	34	$10.51
$18.86 – $18.86	274	1.99	$18.86	274	$18.86
$22.14 – $30.05	134	5.35	$28.35	93	$27.70
$30.39 – $34.24	99	5.28	$33.40	87	$33.50
$34.29 – $34.29	245	4.92	$34.29	245	$34.29
$34.89 – $35.78	31	4.60	$35.60	24	$35.68
$35.95 – $35.95	151	9.04	$35.95	—	$—
$37.03 – $42.41	149	7.36	$41.28	59	$40.27
$42.94 – $47.04	167	6.28	$46.29	95	$46.03
$48.64 – $52.98	27	5.86	$51.39	16	$50.83
$9.37 – $52.98	1,311	5.21	$32.68	926	$30.02

As of January 2, 2018, total unrecognized stock-based compensation expense related to non-vested stock options was $3.0 million, which is generally expected to be recognized over the next five years.

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 30, 2014	427	$34.66
Granted	148	$47.99
Vested or released	(89)	$29.75
Forfeited	(57)	$39.43
Outstanding at December 29, 2015	429	$39.63
Granted	155	$40.82
Vested or released	(63)	$39.47
Forfeited	(61)	$42.12
Outstanding at January 3, 2017	460	$39.75
Granted	200	$35.72
Vested or released	(89)	$42.34
Forfeited	(71)	$39.51
Outstanding at January 2, 2018	500	$37.72

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., three or five years). As of January 2, 2018, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $9.0 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 30, 2014	30	$32.49
Granted	—	$—
Vested or released	—	$—
Forfeited	(1)	$32.49
Outstanding at December 29, 2015	29	$32.49
Granted	32	$42.41
Vested or released	—	$—
Forfeited	(7)	$36.37
Outstanding at January 3, 2017	54	$37.87
Granted	40	$35.95
Vested or released	—	$—
Forfeited	(26)	$39.12
Outstanding at January 2, 2018	68	$38.68

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed based on management’s current estimate of the level that the performance goal will be achieved. As of January 2, 2018, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.1 million, which is generally expected to be recognized over the next three years.

10. Employee Benefit Plans

We maintain a voluntary, contributory 401(k) plan for eligible employees. Employees may elect to contribute up to the IRS maximum for the plan year. Additionally, eligible participants may also elect catch-up contributions as provided for by the IRS. Our executive officers and other highly compensated employees are not eligible to participate in the 401(k) plan. Employee contributions are matched by us at a rate of 33% for the first 6% of deferred earnings. We contributed approximately $0.6 million, $0.5 million, and $0.6 million in fiscal 2017, 2016, and 2015, respectively.

We also maintain a non-qualified deferred compensation plan (the “DCP”) for our executive officers and other highly compensated employees, as defined in the DCP, who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by our compensation committee. During fiscal 2017, there were no Company contributions made or accrued. We pay for related administrative costs, which were not significant during fiscal 2017. Employee deferrals are deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts, reflected in “Other assets, net” on our Consolidated Balance Sheets, was $7.8 million and $6.2 million as of January 2, 2018 and January 3, 2017, respectively. Our obligation to participating employees, included in “Other liabilities” on the accompanying Consolidated Balance Sheets, was $7.5 million and $6.0 million as of January 2, 2018 and January 3, 2017, respectively. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Income.

11. Related Party Transactions

James Dal Pozzo, the Chief Executive Officer of the Jacmar Companies (“Jacmar”), is a member of our Board of Directors. Jacmar, through its affiliation with DMA, a consortium of large, regional food distributors located throughout the United States, is currently our largest distributor of food, beverage, paper products and supplies. In 2006, we began using DMA to deliver the majority of our food products to our restaurants. In July 2017, after conducting a market evaluation, we entered into a new five-year agreement with DMA. The new agreement expires in June 2022.

Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. Under the terms of our agreement with DMA, Jacmar is required to sell products to us at the same prices as the other DMA distributors. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other third party vendors and are included in “Cost of sales” on our Consolidated Statements of Income.

The cost of food, beverage, paper products and supplies provided by Jacmar included within “Cost of sales” and “Occupancy and operating” expenses consisted of the following (in thousands):

	Fiscal Year
	2017		2016		2015
Cost of sales:
Third party suppliers	$185,153	68.9%	$169,671	67.5%	$148,055	65.2%
Jacmar	83,554	31.1	81,789	32.5	78,887	34.8
Cost of sales	$268,707	100.0%	$251,460	100.0%	$226,942	100.0%

Occupancy and operating:
Third party suppliers	$210,616	95.8%	$195,703	95.7%	$184,361	95.7%
Jacmar	9,247	4.2	8,880	4.3	8,378	4.3
Occupancy and operating	$219,863	100.0%	$204,583	100.0%	$192,739	100.0%

The amounts included in trade payables related to Jacmar consisted of the following (in thousands):

	January 2, 2018	January 3, 2017
Third party suppliers	$18,738	$25,363
Jacmar	6,537	5,782
Total Accounts Payable	$25,275	$31,145

12. Selected Consolidated Quarterly Financial Data (Unaudited)

Our summarized unaudited consolidated quarterly financial data is the following (in thousands, except per share data):

	April 4, 2017	July 4, 2017	October 3, 2017	January 2, 2018
Total revenues	$257,816	$265,817	$247,009	$261,140
Income from operations	$12,949	$12,389	$1,593	$10,973
Net income	$9,266	$9,639	$2,389	$23,486
Basic net income per share (1)	$0.42	$0.45	$0.11	$1.14
Diluted net income per share (1)	$0.42	$0.44	$0.11	$1.12
Cash dividends declared per common share	$—	$—	$—	$0.11

	March 29, 2016	June 28, 2016	September 27, 2016	January 3, 2017
Total revenues	$243,401	$250,328	$233,702	$265,621
Income from operations	$16,393	$19,561	$9,071	$16,616
Net income	$11,644	$13,789	$7,237	$12,887
Basic net income per share (1)	$0.48	$0.57	$0.30	$0.56
Diluted net income per share (1)	$0.47	$0.56	$0.30	$0.55
Cash dividends declared per common share	$—	$—	$—	$—

(1)

Basic and diluted net income per share calculations for each quarter is based on the weighted average diluted shares outstanding for that quarter and may not sum to the full year total amount as presented on our Consolidated Statements of Income.

13. Subsequent Event

On February 20, 2018, our Board of Directors authorized and declared a cash dividend of $0.11 per share of common stock payable on March 27, 2018, to shareholders of record at the close of business on March 13, 2018. While we intend to pay regular quarterly cash dividends in future periods, any decisions to pay or to increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion.