Form 10-Q
period 2018-04-03
BJs RESTAURANTS INC
filed 2018-05-07
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended April 3, 2018

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

As of May 4, 2018, there were 20,784,337 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 3, 2018	January 2, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,705	$24,335
Accounts and other receivables, net	13,649	13,865
Inventories, net	10,160	10,514
Prepaid expenses and other current assets	11,677	11,615
Total current assets	64,191	60,329

Property and equipment, net	587,758	589,844
Goodwill	4,673	4,673
Other assets, net	30,375	30,112
Total assets	$686,997	$684,958

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$24,180	$25,275
Accrued expenses	96,314	97,266
Total current liabilities	120,494	122,541

Deferred income taxes	19,204	21,694
Deferred rent	32,996	32,487
Deferred lease incentives	54,199	52,843
Long-term debt	158,500	163,500
Other liabilities	32,817	33,164
Total liabilities	418,210	426,229

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 20,669 and 20,485 shares issued and outstanding as of April 3, 2018 and January 2, 2018, respectively	—	—
Capital surplus	67,088	68,904
Retained earnings	201,699	189,825

Total shareholders’ equity	268,787	258,729
Total liabilities and shareholders’ equity	$686,997	$684,958

See accompanying notes to unaudited consolidated financial statements.

(1)	Included in accounts payable as of April 3, 2018 and January 2, 2018 is $4,450 and $6,537, respectively, of related party trade payables. See Note 5 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Thirteen Weeks Ended
	April 3, 2018	April 4, 2017
Revenues	$278,523	$257,816
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	69,971	65,395
Labor and benefits	100,433	92,383
Occupancy and operating (1)	57,503	53,944
General and administrative	15,131	14,296
Depreciation and amortization	17,454	16,749
Restaurant opening	597	1,413
Loss on disposal and impairment of assets	1,061	687
Total costs and expenses	262,150	244,867
Income from operations	16,373	12,949

Other (expense) income:
Interest expense, net	(1,387)	(888)
Other (expense) income, net	(100)	785
Total other expense	(1,487)	(103)
Income before income taxes	14,886	12,846

Income tax expense	222	3,580
Net income	$14,664	$9,266

Net income per share:
Basic	$0.71	$0.42
Diluted	$0.70	$0.42

Weighted average number of shares outstanding:
Basic	20,586	21,932
Diluted	21,063	22,313

Cash dividends declared per common share	$0.11	$—

See accompanying notes to unaudited consolidated financial statements.

(1)

Related party costs included in cost of sales are $21,302 and $20,077 for the thirteen weeks ended April 3, 2018 and April 4, 2017, respectively.  Related party costs included in operating and occupancy are $2,463 and $2,279 for the thirteen weeks ended April 3, 2018 and April 4, 2017, respectively. See Note 5 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	April 3, 2018	April 4, 2017
Cash flows from operating activities:
Net income	$14,664	$9,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,454	16,749
Deferred income taxes	(2,490)	1,614
Stock-based compensation expense	2,283	1,636
Loss on disposal and impairment of assets	1,061	687
Changes in assets and liabilities:
Accounts and other receivables	2,977	2,493
Landlord contribution for tenant improvements	(2,637)	(463)
Inventories, net	354	(285)
Prepaid expenses and other current assets	(397)	562
Other assets, net	(604)	(1,018)
Accounts payable	(2,815)	1,829
Accrued expenses	(5,614)	(12,137)
Deferred rent	509	614
Deferred lease incentives	1,356	(465)
Other liabilities	(347)	344
Net cash provided by operating activities	25,754	21,426

Cash flows from investing activities:
Purchases of property and equipment	(14,064)	(26,254)
Net cash used in investing activities	(14,064)	(26,254)

Cash flows from financing activities:
Borrowings on line of credit	485,500	528,400
Payments on line of credit	(490,500)	(493,700)
Taxes paid on vested stock units under employee plans	(365)	(235)
Proceeds from exercise of stock options	5,900	159
Cash dividends paid	(2,289)	—
Repurchases of common stock	(5,566)	(28,995)
Net cash (used in) provided by financing activities	(7,320)	5,629

Net increase in cash and cash equivalents	4,370	801
Cash and cash equivalents, beginning of period	24,335	22,761
Cash and cash equivalents, end of period	$28,705	$23,562

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,702	$2,284
Cash paid for interest, net of capitalized interest	$1,147	$726
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable	$5,596	$7,852
Stock-based compensation capitalized	$93	$66

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. (referred to herein as the “Company,” “we,” “us” and “our”) and our wholly owned subsidiaries. The consolidated financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial condition, results of operations and cash flows for the period. Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules.

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from these estimates.

A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended January 2, 2018. The disclosures included in our accompanying interim consolidated financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This guidance requires the recognition of most leases on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We will adopt ASU 2016-09 during the first quarter of fiscal 2019. Currently, all of our restaurant and our restaurant support center leases are accounted for as operating leases, and therefore are not recorded within our balance sheet. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets, but will likely have an insignificant impact on our consolidated statements of earnings. In preparation for the adoption of the guidance, we are implementing controls and key system changes to enable the preparation of financial information.

Recently Adopted Accounting Standards

In April 2016, the FASB issued ASU 2016-10, an amendment to ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). ASU 2014-09 provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services and expands related disclosure requirements. ASU 2016-10 clarified ASU 2014-09 to address the potential for diversity in practice at the adoption. The standard also requires gift card breakage to be recognized as revenue in proportion to the pattern of gift card redemptions exercised by our customers.  ASUs 2016-10 and 2014-09 were effective for annual and interim reporting periods beginning after December 15, 2017 and were permitted to be applied retrospectively to each prior period presented or retrospectively with the cumulative adjustment to opening retained earnings as of the date of adoption (modified retrospective approach).

We adopted ASU 2016-10 on January 3, 2018, and elected the modified retrospective adoption method. As a result, we recorded a net cumulative adjustment of $4.6 million to opening retained earnings. We now allocate loyalty member transaction amounts between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis. For the thirteen weeks ended April 3, 2018, approximately $1.1 million of revenues have been deferred until those loyalty points are redeemed in the future and approximately $0.6 million of gift card breakage has been recorded as revenues.

Under the previous standard, we estimated the cost of the loyalty reward based on the equivalent cost of the food and beverage earned and recorded this cost as a marketing expense included in “Occupancy and operating” on our Consolidated Statements of Income. Additionally, under the previous standard we recorded gift card breakage as other income included within “Other

(expense) income, net” on our Consolidated Statements of Income. ASU 2016-10 does not impact the calculation of our comparable restaurant sales or how we calculate gift card breakage.

2.  REVENUE RECOGNITION

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected. Revenues from our gift cards are recognized upon redemption in our restaurants and the related estimated breakage is recorded and recognized in proportion to our historical redemption pattern. The estimate of gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date.

We offer a “BJ’s Premier Rewards” customer loyalty program, which enables participants to earn points for qualifying purchases. We use loyalty points earned to allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the related revenues until such points are redeemed in the future.

The liability related to our gift card and loyalty program, included in accrued expenses, on our Consolidated Balance Sheets is as follows (in thousands):

	April 3, 2018	January 2, 2018
Gift card liability	$11,003	$14,955
Deferred loyalty revenue (post-adoption of ASU 2016-10)	$10,246	$—
Customer loyalty revenue (pre-adoption of ASU 2016-10)	$—	$3,080

Revenue recognized on our Consolidated Statements of Income for the redemption of gift cards and loyalty rewards is as follows (in thousands):

	For the Thirteen Weeks Ended
	April 3, 2018	April 4, 2017
Revenue recognized from gift card liability	$5,932	$4,746	(1)
Revenue recognized from deferred liability for loyalty	$2,331	$—	(2)

(1)

Prior to the adoption of ASU 2016-10, gift card breakage was recorded as other income and included within “Other (expense) income, net” on our Consolidated Statements of Income and therefore not recognized as revenue.

(2)	Prior to the adoption of ASU 2016-10, loyalty rewards were recorded as marketing expense and included in “Occupancy and operating” on our Consolidated Statements of Income.

3.  LONG-TERM DEBT

Line of Credit

Our Credit Facility, which matures on November 18, 2021, provides us with revolving loan commitments totaling $250 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility are unsecured. As of April 3, 2018, there were borrowings of $158.5 million and letters of credit totaling approximately $14.5 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $77.0 million as of April 3, 2018. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirteen weeks ended April 3, 2018 was approximately 2.0%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At April 3, 2018, we were in compliance with these covenants.

Interest expense and commitment fees under the Credit Facility for the thirteen weeks ended April 3, 2018 and April 4, 2017 were approximately $1.4 million and $0.9 million, respectively. We also capitalized approximately $0.03 million and $0.04 million of interest expense related to new restaurant construction during the thirteen weeks ended April 3, 2018 and April 4, 2017, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended
	April 3, 2018	April 4, 2017
Numerator:
Net income	$14,664	$9,266
Denominator:
Weighted-average shares outstanding – basic	20,586	21,932
Dilutive effect of equity awards	477	381
Weighted-average shares outstanding – diluted	21,063	22,313

For the thirteen weeks ended April 3, 2018 and April 4, 2017, there were approximately 0.6 million and 0.5 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

5.  RELATED PARTY

James Dal Pozzo, the Chairman of the Board of the Jacmar Companies (“Jacmar”), is a member of our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States, is currently our largest distributor of food, beverage, paper products and supplies. In 2006, we began using DMA to deliver the majority of our food products to our restaurants. In July 2017, after conducting a market evaluation, we entered into a new five-year agreement with DMA. The new agreement expires in June 2022.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within cost of sales and occupancy and operating expenses consisted of the following (in thousands):

	For the Thirteen Weeks Ended
	April 3, 2018		April 4, 2017
Cost of sales:
Third party suppliers	$48,669	69.6%	$45,318	69.3%
Jacmar	21,302	30.4	20,077	30.7
Total cost of sales	$69,971	100.0%	$65,395	100.0%

Occupancy and operating:
Third party suppliers	$55,040	95.7%	$51,665	95.8%
Jacmar	2,463	4.3	2,279	4.2
Total occupancy and operating	$57,503	100.0%	$53,944	100.0%

The amounts included in trade payables related to Jacmar consisted of the following (in thousands):

	April 3, 2018	January 2, 2018
Third party suppliers	$19,730	$18,738
Jacmar	4,450	6,537
Total accounts payable	$24,180	$25,275

6.  STOCK-BASED COMPENSATION

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

Under the Plan, we issue non-qualified stock options as well as time-based and performance-based RSUs to vice presidents and above. We issue time-based RSUs and/or non-qualified stock options to other support employees. We also issue RSUs and non-qualified stock options in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen mangers, directors of operations and directors of kitchen operations. GSSOP grants are dependent on the length of each participant’s service with us and position. All GSSOP participants are required to remain in good standing during their service period.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended
	April 3, 2018	April 4, 2017
Labor and benefits	$578	$468
General and administrative	$1,705	$1,168
Capitalized (1)	$93	$66

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	April 3, 2018	April 4, 2017
Expected volatility	33.6%	34.7%
Risk free interest rate	2.3%	1.9%
Expected option life	5 years	5 years
Dividend yield	1.5%	0%
Fair value of options granted	$10.75	$12.03

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

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the market close fair value of our shares on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 2, 2018	1,311	$32.68	926	$30.02
Granted	175	37.70
Exercised	(283)	20.85
Forfeited	(7)	42.39
Outstanding at April 3, 2018	1,196	$36.15	772	$34.88

As of April 3, 2018, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $4.1 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 2, 2018	500	$37.72
Granted	85	37.70
Vested or released	(52)	37.96
Forfeited	(12)	36.91
Outstanding at April 3, 2018	521	$37.70

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., three or five years). As of April 3, 2018, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $10.4 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 2, 2018	68	$38.68
Granted	39	37.70
Vested or released	—	—
Forfeited	—	—
Outstanding at April 3, 2018	107	$38.32

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed based on management’s current estimate of the level that the performance goal will be achieved. As of April 3, 2018, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $2.2 million, which is generally expected to be recognized over the next three years.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law substantially amending the Internal Revenue Code of 1986. The TCJA made significant changes to the taxation of corporations such as the reduction of the highest corporate marginal tax rate from 35% to 21%, additional limitations on certain deductions for executive compensation, introducing an additional capital investment deduction, modifying rules for the deduction of interest expense, and modifying the rules regarding the utilization of net operating loss carryforwards. All relevant tax law changes have been and will be incorporated into this and subsequent interim provision calculations. We have reviewed and will continue to monitor the impact that this legislation will have on our business, as there is still some uncertainty around specific items, such as the grandfathering provisions relating to the executive compensation deduction limitations.

As of April 3, 2018, we had unrecognized tax benefits of approximately $1.5 million, of which approximately $1.1 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirteen Weeks Ended
	April 3, 2018	April 4, 2017
Gross unrecognized tax benefits at beginning of year	$1,516	$1,245
Decreases for tax positions taken in prior years	—	(1)
Increases for tax positions taken in the current year	22	33
Gross unrecognized tax benefits at end of year	$1,538	$1,277

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of April 3, 2018, the earliest tax year still subject to examination by the Internal Revenue Service is 2014. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2013.

8.  LEGAL PROCEEDINGS

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

9.  SHAREHOLDERS’ EQUITY

Stock Repurchases

During the thirteen weeks ended April 3, 2018, we repurchased and retired approximately 0.1 million shares of our common stock at an average price of $41.35 per share for a total of $5.6 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. In March 2017, the Company’s Board of Directors approved an expansion of the authorized share repurchase program by $50 million to $400 million in the aggregate. As of April 3, 2018, approximately $37.0 million remains available for additional repurchases under our share repurchase program.

Cash Dividends

On February 20, 2018, our Board of Directors authorized and declared a quarterly cash dividend of $0.11 per share of common stock payable on March 27, 2018, to shareholders of record at the close of business on March 13, 2018. While we intend to pay quarterly cash dividends, any future decisions to pay, increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. Our Credit Facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay.

10.  SUBSEQUENT EVENTS

On April 24, 2018, our Board of Directors authorized and declared a quarterly cash dividend of $0.11 per share of common stock payable on May 28, 2018, to shareholders of record at the close of business on May 14, 2018. While we intend to pay regular quarterly cash dividends in future periods, any decisions to pay or to increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended January 2, 2018, and our other reports filed from time to time with the Securities and Exchange Commission. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q, as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2018, are not the only risks we face. These statements reflect our current perspectives and outlook with respect to the Company’s future expansion plans, key business initiatives, expected operating conditions and other factors. We operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, also may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

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

•

Any inability to open new restaurants on schedule in accordance with our targeted capacity growth or problems associated with securing suitable restaurant locations, leases and licenses, recruiting and training qualified managers and hourly employees and other factors, some of which are beyond our control and difficult to forecast accurately may adversely affect our operation.

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

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2018.

GENERAL

As of May 7, 2018, we owned and operated 198 restaurants located in the 27 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Michigan, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewhouse®, a BJ’s Restaurant & Brewery®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Currently, the BJ’s Restaurant & Brewhouse® format represents the majority of our restaurants and is our primary expansion vehicle. Our BJ’s Restaurant & Brewery locations are similar in size to our BJ’s Restaurant & Brewhouse locations, except that they have brewing operations attached to the restaurant. Our BJ’s Pizza & Grill® restaurants are smaller format, full-service restaurants which reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Grill® restaurant is a slightly smaller footprint restaurant than our BJ’s Restaurant & Brewhouse® format, but still features all the amenities of our Brewhouse locations. Our proprietary craft beer is available in all of our restaurants and produced at several of our BJ’s Restaurant & Brewery® locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes.

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

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected. Revenues from our gift cards are recognized upon redemption in our restaurants and the related breakage is recorded and recognized when the likelihood of redemption becomes remote, which is typically after 24 months from the original gift card issuance date. We use loyalty points earned to allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the related revenues until such points are redeemed in the future.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 3, 2018, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended
	April 3, 2018	April 4, 2017
Revenues	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.1	25.4
Labor and benefits	36.1	35.8
Occupancy and operating	20.6	20.9
General and administrative	5.4	5.5
Depreciation and amortization	6.3	6.5
Restaurant opening	0.2	0.5
Loss on disposal of assets and impairments	0.4	0.3
Total costs and expenses	94.1	95.0
Income from operations	5.9	5.0

Other (expense) income:
Interest expense, net	(0.5)	(0.3)
Other income, net	—	0.3
Total other expense	(0.5)	—
Income before income taxes	5.3	5.0

Income tax expense	0.1	1.4
Net income	5.3%	3.6%

Thirteen Weeks Ended April 3, 2018 Compared to Thirteen Weeks Ended April 4, 2017

Revenues.  Total revenues increased by $20.7 million, or 8.0%, to $278.5 million during the thirteen weeks ended April 3, 2018, from $257.8 million during the comparable thirteen week period of 2017. The increase in revenues primarily consisted of an $11.0 million increase in sales from new restaurants not yet in our comparable restaurant sales base, a 4.2%, or $10.2 million, increase in comparable restaurant sales and $0.6 million in gift card breakage revenue, offset by $1.1 million of revenues which have been deferred until the related loyalty points are redeemed in accordance with ASU 2016-10, which was adopted during the current quarter. The increase in comparable restaurant sales resulted from an increase in average check of approximately 3.8%, coupled with an increase in customer traffic of approximately 0.4%.

Cost of Sales.  Cost of sales increased by $4.6 million, or 7.0%, to $70.0 million during the thirteen weeks ended April 3, 2018, from $65.4 million during the comparable thirteen week period of 2017. This increase was primarily due to the opening of eight new restaurants since the thirteen weeks ended April 4, 2017. As a percentage of revenues, cost of sales decreased to 25.1% for the current thirteen week period from 25.4% for the prior year comparable period. This percentage decrease is primarily due to menu pricing and less discounting compared to prior year.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $8.1 million, or 8.7%, to $100.4 million during the thirteen weeks ended April 3, 2018, from $92.4 million during the comparable thirteen week period of 2017. This increase was primarily due to the opening of eight new restaurants since the thirteen weeks ended April 4, 2017. As a percentage of revenues, labor and benefit costs increased to 36.1% for the current thirteen week period from 35.8% for the prior year comparable period. This percentage increase is primarily due to higher restaurant incentive compensation coupled with higher workers compensation costs. Included in labor and benefits for the thirteen weeks ended April 3, 2018 and April 4, 2017, was approximately $0.6 million and $0.5 million, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $3.6 million, or 6.6%, to $57.5 million during the thirteen weeks ended April 3, 2018, from $53.9 million during the comparable thirteen week period of 2017. This increase was primarily due to the opening of eight new restaurants since the thirteen weeks ended April 4, 2017. As a percentage of revenues, occupancy and operating expenses decreased to 20.6% for the current thirteen week period from 20.9% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses resulting from comparable restaurant sales increases.

General and Administrative.  General and administrative expenses increased by $0.8 million, or 5.8%, to $15.1 million during the thirteen weeks ended April 3, 2018, from $14.3 million during the comparable thirteen week period of 2017. Also included in general and administrative costs for the thirteen weeks ended April 3, 2018 and April 4, 2017, was approximately $1.7 million and $1.2 million, or 0.6% and 0.5% of revenues, of stock-based compensation expense, respectively. As a percentage of revenues, general and administrative expenses slightly decreased to 5.4% for the current thirteen week period from 5.5% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Depreciation and Amortization.  Depreciation and amortization increased by $0.7 million, or 4.2%, to $17.5 million during the thirteen weeks ended April 3, 2018, compared to $16.7 million during the comparable thirteen week period of 2017. This increase was primarily due to depreciation expense related to the eight new restaurants opened since the thirteen weeks ended April 4, 2017. As a percentage of revenues, depreciation and amortization decreased to 6.3% for the current thirteen week period from 6.5% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Restaurant Opening.  Restaurant opening expense decreased by $0.8 million, or 57.7%, to $0.6 million during the thirteen weeks ended April 3, 2018, compared to $1.4 million during the comparable thirteen week period of 2017. This decrease was due to the opening of one new restaurant during the thirteen weeks ended April 3, 2018, compared to three new restaurants during the comparable thirteen week period of 2017.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets increased by $0.4 million, or 54.4%, to $1.1 million during the thirteen weeks ended April 3, 2018, compared to $0.7 million during the comparable thirteen week period of 2017. These costs primarily related to the disposal of certain unproductive restaurant assets.

Interest Expense, Net.  Interest expense, net increased by $0.5 million to $1.4 million during the thirteen weeks ended April 3, 2018, compared to $0.9 million during the comparable thirteen week period of 2017. This increase was due to higher interest rates coupled with a greater weighted average debt balance during the thirteen weeks ended April 3, 2018, compared to the comparable thirteen week period of 2017.

Other Expense, Net.  Other expense, net increased by $0.9 million to $0.1 million during the thirteen weeks ended April 3, 2018, compared to other income of $0.8 million during the comparable thirteen week period of 2017. This increase was primarily due to the adoption of ASU 2016-10 and the reclassification of gift card breakage to revenues.

Income Tax (Benefit) Expense.  Our effective income tax rate for the thirteen weeks ended April 3, 2018, was 1.5% compared to 27.9% for the comparable thirteen week period of 2017. This decrease in our effective tax rate was primarily due to a $1.1 million excess tax benefit from equity awards, coupled with lower federal tax rates resulting from the 2017 Tax Cut and Jobs Act. The effective income tax rate for the thirteen weeks ended April 3, 2018, differed from the statutory income tax rate primarily due to tax credits and an excess tax benefit from equity awards.

LIQUIDITY AND CAPITAL RESOURCES

The following tables provide, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	April 3, 2018	January 2, 2018
Cash and cash equivalents	$28,705	$24,335
Net working capital	$(56,303)	$(62,212)
Current ratio	0.5:1.0	0.5:1.0

Our capital requirements are driven by our fundamental financial objective to improve total shareholder return through a balanced approach of new restaurant expansion plans, enhancements and initiatives on existing restaurants, and return of capital to our shareholders through our share repurchase program and dividends. In addition, we want to maintain a flexible balance sheet to provide the financial resources necessary to manage the risks and uncertainties of conducting our business operations in a mature segment of the restaurant industry. In order to achieve these objectives, we use a combination of operating cash flows, funded debt and landlord allowances.

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

CASH FLOWS

The following tables set forth, for the years indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirteen Weeks Ended
	April 3, 2018	April 4, 2017
Cash provided by operating activities	$25,754	$21,426
Net cash used in investing activities	(14,064)	(26,254)
Net cash (used in) provided by financing activities	(7,320)	5,629
Net increase in cash and cash equivalents	$4,370	$801

Operating Cash Flows

Net cash provided by operating activities was $25.8 million during the thirteen weeks ended April 3, 2018, representing a $4.3 million increase from the $21.4 million provided during the thirteen weeks ended April 4, 2017. The increase in cash from operating activities for the thirteen weeks ended April 3, 2018, in comparison the thirteen weeks ended April 4, 2017, is primarily due to the timing of accounts payable and accrued expenses, coupled with higher net income, offset by the decrease in our net deferred income tax liability resulting from the revaluation of our deferred tax liability under the 2017 Tax Cut and Jobs Act.

Investing Cash Flows

Net cash used in investing activities was $14.1 million during the thirteen weeks ended April 3, 2018, representing a $12.2 million decrease from the $26.3 million used during the thirteen weeks ended April 4, 2017. The decrease over prior year is primarily due to fewer new restaurant openings and less key productivity initiative capital expenditures.

The following table provides, for the years indicated, the components of capital expenditures (in thousands):

	For the Thirteen Weeks Ended
	April 3, 2018	April 4, 2017
New restaurants	$8,542	$12,569
Restaurant maintenance and key productivity initiatives	5,409	13,136
Restaurant and corporate systems	113	549
Total capital expenditures	$14,064	$26,254

We expect to open five to six new restaurants in fiscal 2018, and we have entered into signed leases, land purchase agreements or letters of intent for all of our potential 2018 restaurant locations. While we expect our capital expenditures to remain significant, the reduction of restaurant openings in fiscal 2018 will reduce our capital expenditure spend as compared to fiscal 2017. Our reduced pace of expansion will generate increased free cash flow and provide added financial flexibility. It will also allow us to allocate greater resources to our core base of established restaurants to improve sales and profitability. While our new restaurant unit economics remain solid and warrant continued capital allocation, we will continue to balance this new restaurant growth with our commitment to drive shareholder returns through our share repurchases program and quarterly cash dividends.

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

Financing Cash Flows

Net cash used in financing activities was $7.3 million during the thirteen weeks ended April 3, 2018, representing a $12.9 million increase from the $5.6 million provided by during the thirteen weeks ended April 4, 2017. The increase in cash used over prior year is primarily due to less borrowings during the thirteen weeks ended April 3, 2018.

We have a $250 million unsecured revolving line of credit that expires on November 18, 2021, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of our stock repurchase program and quarterly cash dividend and for working capital and construction requirements. While we intend to pay regular quarterly cash dividends in the future, any decisions to pay, increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. Our Credit Facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay.

As of April 3, 2018, we have cumulatively repurchased shares valued at approximately $363.0 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $5.6 million during the thirteen weeks ended April 3, 2018. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of April 3, 2018, we have approximately $37.0 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of April 3, 2018, we are not involved in any off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. We continually review the estimates and underlying assumptions to ensure they are appropriate for the circumstances. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates.

A summary of our critical accounting policies included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 2, 2018. During the thirteen weeks ended April 3, 2018, there were no significant changes in our critical accounting policies, other than the adoption of ASU 2016-10 as discussed in Note 1, Recently Adopted Accounting Standards, and Note 2, Revenue Recognition, in the Notes to Unaudited Consolidated Financial Statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $250 million unsecured Credit Facility of which $158.5 million is currently outstanding that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced stock repurchase program and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $1.4 million annual impact on our net income.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2018, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2018. A summary of these risks and certain related information is included under “Statement Regarding Forward-Looking Disclosure” in Part I, Item 2 of this Form 10-Q and is incorporated herein by this reference. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 3, 2018, we have cumulatively repurchased shares valued at approximately $363.0 million in accordance with our approved share repurchase plan. Approximately $5.6 million of these shares were repurchased during the thirteen weeks ended April 3, 2018. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of April 3, 2018, we have approximately $37.0 million available under the current $400 million share repurchase plan approved by our Board of Directors. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during the thirteen weeks ended April 3, 2018:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/03/18 – 01/30/18	25,766	$36.85	25,766	$—	$41,593,499
01/31/18 – 02/27/18	22,449	$36.83	22,449	$—	$40,766,591
02/28/18– 04/03/18	86,399	$43.86	86,399	$—	$36,976,773
Total	134,614		134,614

(1)	Period information is presented in accordance with our fiscal months during the thirteen weeks ended April 3, 2018.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1

Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB‑2A filed with the Securities and Exchange Commission on August 22, 1996 (File No. 3335182‑LA).

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101

The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2018, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

May 7, 2018	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)