Form 10-Q
period 2018-07-03
BJs RESTAURANTS INC
filed 2018-08-06
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended July 3, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☑	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (do not check if smaller reporting company)	☐	Smaller reporting company
☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

As of August 3, 2018, there were 21,018,930 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 3, 2018	January 2, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,363	$24,335
Accounts and other receivables, net	16,888	13,865
Inventories, net	10,147	10,514
Prepaid expenses and other current assets	9,736	11,615
Total current assets	56,134	60,329

Property and equipment, net	582,108	589,844
Goodwill	4,673	4,673
Other assets, net	30,621	30,112
Total assets	$673,536	$684,958

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$18,287	$25,275
Accrued expenses	110,194	97,266
Total current liabilities	128,481	122,541

Deferred income taxes	18,541	21,694
Deferred rent	33,766	32,487
Deferred lease incentives	55,172	52,843
Long-term debt	110,000	163,500
Other liabilities	32,528	33,164
Total liabilities	378,488	426,229

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 20,996 and 20,485 shares issued and outstanding as of July 3, 2018 and January 2, 2018, respectively	—	—
Capital surplus	65,621	68,904
Retained earnings	229,427	189,825
Total shareholders’ equity	295,048	258,729
Total liabilities and shareholders’ equity	$673,536	$684,958

See accompanying notes to unaudited consolidated financial statements.

(1)	Included in accounts payable as of July 3, 2018 and January 2, 2018 is $2,165 and $6,537, respectively, of related party trade payables. See Note 5 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
Revenues	$287,634	$265,817	$566,157	$523,633
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	72,026	69,517	141,997	134,912
Labor and benefits	101,986	94,113	202,419	186,496
Occupancy and operating (1)	59,073	54,872	116,576	108,816
General and administrative	15,851	14,205	30,982	28,501
Depreciation and amortization	17,620	17,052	35,074	33,801
Restaurant opening	835	1,258	1,432	2,671
Loss on disposal and impairment of assets	1,123	2,411	2,184	3,098
Total costs and expenses	268,514	253,428	530,664	498,295
Income from operations	19,120	12,389	35,493	25,338

Other (expense) income:
Interest expense, net	(1,381)	(1,113)	(2,768)	(2,001)
Other income (expense), net	81	266	(19)	1,051
Total other expense	(1,300)	(847)	(2,787)	(950)
Income before income taxes	17,820	11,542	32,706	24,388

Income tax expense	875	1,903	1,097	5,483
Net income	$16,945	$9,639	$31,609	$18,905

Net income per share:
Basic	$0.81	$0.45	$1.52	$0.87
Diluted	$0.79	$0.44	$1.49	$0.85

Weighted average number of shares outstanding:
Basic	20,880	21,573	20,733	21,752
Diluted	21,477	22,074	21,282	22,202

Cash dividends declared per common share	$0.11	$—	$0.22	$—

See accompanying notes to unaudited consolidated financial statements.

(1)

Related party costs included in cost of sales are $22,279 and $21,812 for the thirteen weeks ended July 3, 2018 and July 4, 2017, respectively, and $43,581 and $41,889 for the twenty-six weeks ended July 3, 2018 and July 4, 2017, respectively.  Related party costs included in occupancy and operating are $2,472 and $2,310 for the thirteen weeks ended July 3, 2018 and July 4, 2017, respectively, and $4,934 and $4,543 for the twenty-six weeks ended July 3, 2018 and July 4, 2017, respectively. See Note 5 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	July 3, 2018	July 4, 2017
Cash flows from operating activities:
Net income	$31,609	$18,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,074	33,801
Deferred income taxes	(3,153)	1,574
Stock-based compensation expense	4,081	3,530
Loss on disposal and impairment of assets	2,184	3,098
Changes in assets and liabilities:
Accounts and other receivables	829	(8,480)
Landlord contribution for tenant improvements	(3,257)	(1,356)
Inventories, net	367	(434)
Prepaid expenses and other current assets	1,434	2,260
Other assets, net	(1,272)	(2,609)
Accounts payable	(6,983)	(1,324)
Accrued expenses	8,208	(315)
Deferred rent	1,279	1,188
Deferred lease incentives	2,329	1,422
Other liabilities	(636)	360
Net cash provided by operating activities	72,093	51,620

Cash flows from investing activities:
Purchases of property and equipment	(28,752)	(45,170)
Net cash used in investing activities	(28,752)	(45,170)

Cash flows from financing activities:
Borrowings on line of credit	670,500	1,060,100
Payments on line of credit	(724,000)	(1,035,600)
Taxes paid on vested stock units under employee plans	(365)	(237)
Proceeds from exercise of stock options	16,843	1,062
Cash dividends paid	(4,600)	—
Repurchases of common stock	(6,691)	(31,861)
Net cash used in financing activities	(48,313)	(6,536)

Net decrease in cash and cash equivalents	(4,972)	(86)
Cash and cash equivalents, beginning of period	24,335	22,761
Cash and cash equivalents, end of period	$19,363	$22,675

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,726	$4,611
Cash paid for interest, net of capitalized interest	$2,464	$1,836
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable	$3,871	$5,201
Stock-based compensation capitalized	$162	$143

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This guidance requires the recognition of most leases on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We will adopt ASU 2016-02 during the first quarter of fiscal 2019. Currently, all of our restaurant and our restaurant support center leases are accounted for as operating leases, and therefore are not recorded within our balance sheet. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets, but will likely have an insignificant impact on our consolidated statements of income or consolidated statements of cash flows. In preparation for the adoption of the guidance, we are implementing controls and key system changes to enable the preparation of financial information.

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

We adopted ASU 2016-10 on January 3, 2018, and elected the modified retrospective adoption method. As a result, we recorded a net cumulative adjustment of $4.6 million to opening retained earnings. We now allocate loyalty member transaction amounts between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis. For the twenty-six weeks ended July 3, 2018, approximately $1.3 million of revenues have been deferred until those loyalty points are redeemed in the future and approximately $0.9 million of gift card breakage has been recorded as revenues.

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

2.  REVENUE RECOGNITION

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date.

We offer a “BJ’s Premier Rewards” customer loyalty program, which enables participants to earn points for qualifying purchases that can be redeemed for goods in the future. We allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the revenues allocated to the points until such points are redeemed.

The liability related to our gift card and loyalty program, included in accrued expenses, on our Consolidated Balance Sheets is as follows (in thousands):

	July 3, 2018	January 2, 2018
Gift card liability	$10,601	$14,955
Deferred loyalty revenue (post-adoption of ASU 2016-10)	$10,458	$—
Estimated future loyalty costs (pre-adoption of ASU 2016-10)	$—	$3,080

Revenue recognized on our Consolidated Statements of Income for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
Revenue recognized from gift card liability	$1,754	$1,370	$7,686	$6,117	(1)
Revenue recognized from customer loyalty program	$2,722	$—	$5,053	$—	(2)

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

3.  LONG-TERM DEBT

Line of Credit

Our Credit Facility, which matures on November 18, 2021, provides us with revolving loan commitments totaling $250 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility are unsecured. As of July 3, 2018, there were borrowings of $110.0 million and letters of credit totaling approximately $14.5 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $125.5 million as of July 3, 2018. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during the twenty-six weeks ended July 3, 2018 was approximately 3.2%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At July 3, 2018, we were in compliance with these covenants.

Interest expense and commitment fees under the Credit Facility for the twenty-six weeks ended July 3, 2018 and July 4, 2017 were approximately $2.8 million and $2.0 million, respectively. We also capitalized approximately $0.07 million and $0.09 million of interest expense related to new restaurant construction during the twenty-six weeks ended July 3, 2018 and July 4, 2017, respectively.

4.  NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if in-the-money stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units (“RSUs”) issued by us were to lapse (collectively, equity awards) using the treasury stock method. Performance-based RSUs are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and we include these contingently issuable shares in our diluted net income calculation. Once theses performance-based RSUs vest, they are included in our basic net income per share calculation.

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
Numerator:
Net income	$16,945	$9,639	$31,609	$18,905
Denominator:
Weighted-average shares outstanding – basic	20,880	21,573	20,733	21,752
Dilutive effect of equity awards	597	501	549	450
Weighted-average shares outstanding – diluted	21,477	22,074	21,282	22,202

For the thirteen weeks ended July 3, 2018 and July 4, 2017, there were approximately 0.02 million and 0.5 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive. For the twenty-six weeks ended July 3, 2018 and July 4, 2017, there were approximately 0.3 million and 0.5 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within cost of sales and occupancy and operating expenses consisted of the following (in thousands):

	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
	July 3, 2018		July 4, 2017		July 3, 2018		July 4, 2017
Cost of sales:
Third party suppliers	$49,747	69.1%	$47,705	68.6%	$98,416	69.3%	$93,023	69.0%
Jacmar	22,279	30.9	21,812	31.4	43,581	30.7	41,889	31.0
Total cost of sales	$72,026	100.0%	$69,517	100.0%	$141,997	100.0%	$134,912	100.0%

Occupancy and operating:
Third party suppliers	$56,601	95.8%	$52,562	95.8%	$111,642	95.8%	$104,273	95.8%
Jacmar	2,472	4.2	2,310	4.2	4,934	4.2	4,543	4.2
Total occupancy and operating	$59,073	100.0%	$54,872	100.0%	$116,576	100.0%	$108,816	100.0%

The amounts included in trade payables related to Jacmar consisted of the following (in thousands):

	July 3, 2018	January 2, 2018
Third party suppliers	$16,122	$18,738
Jacmar	2,165	6,537
Total accounts payable	$18,287	$25,275

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

Under the Plan, we issue non-qualified stock options as well as time-based and performance-based RSUs to vice presidents and above. We issue time-based RSUs and/or non-qualified stock options to other support employees. We also issue RSUs, and previously issued non-qualified stock options, in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen mangers, directors of operations and directors of kitchen operations. GSSOP grants are dependent on the length of each participant’s service with us and position. All GSSOP participants are required to remain in good standing during their service period.

The Plan permits our Board of Directors to set the vesting terms and exercise period for awards at their discretion. Stock options and time-based RSUs vest ratably over three or five years for non-GSSOP participants and either cliff vest at five years or cliff vest at 33% on the third anniversary and 67% on the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary of the grant date in an amount from 0% to 150% of the grant quantity, dependent on the level of performance target achievement.

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
Labor and benefits	$544	$530	$1,122	$999
General and administrative	$1,254	$1,363	$2,959	$2,531
Capitalized (1)	$69	$78	$162	$143

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	July 3, 2018	July 4, 2017
Expected volatility	33.6%	34.7%
Risk free interest rate	2.3%	1.9%
Expected option life	5 years	5 years
Dividend yield	1.5%	0%
Fair value of options granted	$10.77	$12.13

U.S. GAAP requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, and dividend yield. These estimations and judgments are determined by us using assumptions that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility, dividend yield and risk free interest rate, may significantly impact the fair value of future grants, resulting in a significant impact to our financial results.

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the market close fair value of our shares on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 2, 2018	1,311	$32.68	926	$30.02
Granted	177	37.77
Exercised	(620)	27.34
Forfeited	(22)	39.36
Outstanding at July 3, 2018	846	$37.48	436	$36.50

As of July 3, 2018, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.5 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 2, 2018	500	$37.72
Granted	104	39.77
Vested or released	(68)	37.94
Forfeited	(28)	37.84
Outstanding at July 3, 2018	508	$38.10

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., three or five years). As of July 3, 2018, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $9.7 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 2, 2018	68	$38.68
Granted	39	37.70
Vested or released	—	—
Forfeited	(1)	38.66
Outstanding at July 3, 2018	106	$38.32

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed based on management’s current estimate of the level that the performance goal will be achieved. As of July 3, 2018, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.8 million, which is generally expected to be recognized over the next three years.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law substantially amending the Internal Revenue Code of 1986. The TCJA made significant changes to the taxation of corporations such as the reduction of the highest corporate marginal tax rate from 35% to 21%, additional limitations on certain deductions for executive compensation, introducing an additional capital investment deduction, modifying rules for the deduction of interest expense, and modifying the rules regarding the utilization of net operating loss carryforwards. All relevant tax law changes have been and will be incorporated into this and subsequent interim provision calculations. We have made provisional estimates of the impacts of the TCJA, principally with respect to executive compensation deduction limitations. We will continue to monitor the legislation and its impact on our business, and we will make adjustments to the recorded provisional amounts either the earlier of the period in which additional guidance is obtained and analyzed or by year end.

As of July 3, 2018, we had unrecognized tax benefits of approximately $1.6 million, of which approximately $1.1 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Twenty-Six Weeks Ended
	July 3, 2018	July 4, 2017
Gross unrecognized tax benefits at beginning of year	$1,516	$1,245
Decreases for tax positions taken in prior years	—	(1)
Increases for tax positions taken in the current year	44	65
Gross unrecognized tax benefits at end of year	$1,560	$1,309

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of July 3, 2018, the earliest tax year still subject to examination by the Internal Revenue Service is 2014. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2013.

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

9.  SHAREHOLDERS’ EQUITY

Stock Repurchases

During the twenty-six weeks ended July 3, 2018, we repurchased and retired approximately 0.2 million shares of our common stock at an average price of $42.31 per share for a total of $6.7 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of July 3, 2018, we have approximately $35.9 million remaining under the current $400 million share repurchase plan approved by our Board of Directors.

Cash Dividends

On April 24, 2018, our Board of Directors authorized and declared a quarterly cash dividend of $0.11 per share of common stock payable on May 28, 2018, to shareholders of record at the close of business on May 14, 2018. While we intend to pay quarterly cash dividends, any future decisions to pay, increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. Debt instruments that we enter into in the future may contain covenants that place limitations on the amount of dividends we may pay.

10.  SUBSEQUENT EVENTS

On July 23, 2018, our Board of Directors authorized and declared a quarterly cash dividend of $0.11 per share of common stock payable on August 27, 2018, to shareholders of record at the close of business on August 13, 2018. While we intend to pay regular quarterly cash dividends in future periods, any decisions to pay or to increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion.

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

GENERAL

As of August 6, 2018, we owned and operated 200 restaurants located in the 27 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Michigan, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewhouse®, a BJ’s Restaurant & Brewery®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Currently, the BJ’s Restaurant & Brewhouse® format represents the majority of our restaurants and is our primary expansion vehicle. Our BJ’s Restaurant & Brewery locations are similar in size to our BJ’s Restaurant & Brewhouse locations, except that they have brewing operations attached to the restaurant. Our BJ’s Pizza & Grill® restaurants are smaller format, full-service restaurants which reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Grill® restaurant is a slightly smaller footprint restaurant than our BJ’s Restaurant & Brewhouse® format, but still features all the amenities of our Brewhouse locations. Our proprietary craft beer is available in all of our restaurants and produced at several of our BJ’s Restaurant & Brewery® locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes.

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

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date. For our customer loyalty program, we allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the revenues allocated to the points until such points are redeemed.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended July 3, 2018 and July 4, 2017, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 3, 2018	July 4, 2017	July 3, 2018	July 4, 2017
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.0	26.2	25.1	25.8
Labor and benefits	35.5	35.4	35.8	35.6
Occupancy and operating	20.5	20.6	20.6	20.8
General and administrative	5.5	5.3	5.5	5.4
Depreciation and amortization	6.1	6.4	6.2	6.5
Restaurant opening	0.3	0.5	0.3	0.5
Loss on disposal of assets and impairments	0.4	0.9	0.4	0.6
Total costs and expenses	93.4	95.3	93.7	95.2
Income from operations	6.6	4.7	6.3	4.8

Other (expense) income:
Interest expense, net	(0.5)	(0.4)	(0.5)	(0.4)
Other income, net	—	0.1	—	0.2
Total other expense	(0.5)	(0.3)	(0.5)	(0.2)
Income before income taxes	6.2	4.3	5.8	4.7

Income tax expense	0.3	0.7	0.2	1.0
Net income	5.9%	3.6%	5.6%	3.6%

Thirteen Weeks Ended July 3, 2018 Compared to Thirteen Weeks Ended July 4, 2017

Revenues.  Total revenues increased by $21.8 million, or 8.2%, to $287.6 million during the thirteen weeks ended July 3, 2018, from $265.8 million during the comparable thirteen week period of 2017. The increase in revenues primarily consisted of a $7.6 million increase in sales from new restaurants not yet in our comparable restaurant sales base, a 5.6%, or $14.2 million, increase in comparable restaurant sales and $0.2 million in gift card breakage revenue, offset by $0.2 million of revenues which have been deferred until the related loyalty points are redeemed in accordance with ASU 2016-10, which was adopted at the beginning of fiscal 2018. The increase in comparable restaurant sales resulted from an increase in average check of approximately 3.1%, coupled with an increase in customer traffic of approximately 2.5%.

Cost of Sales.  Cost of sales increased by $2.5 million, or 3.6%, to $72.0 million during the thirteen weeks ended July 3, 2018, from $69.5 million during the comparable thirteen week period of 2017. This increase was primarily due to the opening of six new restaurants since the thirteen weeks ended July 4, 2017. As a percentage of revenues, cost of sales decreased to 25.0% for the current thirteen week period from 26.2% for the prior year comparable period. This percentage decrease is primarily due to menu pricing, lower commodity costs and less discounting compared to prior year.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $7.9 million, or 8.4%, to $102.0 million during the thirteen weeks ended July 3, 2018, from $94.1 million during the comparable thirteen week period of 2017. This increase was primarily due to the opening of six new restaurants since the thirteen weeks ended July 4, 2017. As a percentage of revenues, labor and benefit costs increased to 35.5% for the current thirteen week period from 35.4% for the prior year comparable period. This percentage increase is primarily due to higher restaurant incentive compensation, workers compensation and average hourly wages, offset by our ability to leverage the fixed component of these expenses resulting from comparable restaurant sales increases. Included in labor and benefits for the thirteen weeks ended July 3, 2018 and July 4, 2017, was approximately $0.5 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $4.2 million, or 7.7%, to $59.1 million during the thirteen weeks ended July 3, 2018, from $54.9 million during the comparable thirteen week period of 2017. This increase was primarily due to the opening of six new restaurants since the thirteen weeks ended July 4, 2017. As a percentage of revenues, occupancy and operating expenses decreased to 20.5% for the current thirteen week period from 20.6% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses resulting from comparable restaurant sales increases, offset by increased fees related to delivery sales.

General and Administrative.  General and administrative expenses increased by $1.6 million, or 11.6%, to $15.9 million during the thirteen weeks ended July 3, 2018, from $14.2 million during the comparable thirteen week period of 2017. Also included in general and administrative costs for the thirteen weeks ended July 3, 2018 and July 4, 2017, was approximately $1.3 million and $1.4 million, or 0.4% and 0.5% of revenues, of stock-based compensation expense, respectively. As a percentage of revenues, general and administrative expenses increased to 5.5% for the current thirteen week period from 5.3% for the prior year comparable period. This percentage increase was primarily due to higher incentive compensation expense based on our performance to date, offset by our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Depreciation and Amortization.  Depreciation and amortization increased by $0.6 million, or 3.3%, to $17.6 million during the thirteen weeks ended July 3, 2018, compared to $17.1 million during the comparable thirteen week period of 2017. This increase was primarily due to depreciation expense related to the six new restaurants opened since the thirteen weeks ended July 4, 2017. As a percentage of revenues, depreciation and amortization decreased to 6.1% for the current thirteen week period from 6.4% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Restaurant Opening.  Restaurant opening expense decreased by $0.4 million, or 33.6%, to $0.8 million during the thirteen weeks ended July 3, 2018, compared to $1.3 million during the comparable thirteen week period of 2017. This decrease was due to the opening of two new restaurant during the thirteen weeks ended July 3, 2018, compared to four new restaurants during the comparable thirteen week period of 2017.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets decreased by $1.3 million, or 53.4%, to $1.1 million during the thirteen weeks ended July 3, 2018, compared to $2.4 million during the comparable thirteen week period of 2017. These costs primarily related to the disposal of certain unproductive restaurant assets. This decrease is primarily due to the write-off of the remaining net book value of certain convection ovens and point of sale terminals, during the thirteen weeks ended July 4, 2017, following the rollout of our new slow roasting ovens and server handheld point of sale tablets.

Interest Expense, Net.  Interest expense, net, increased by $0.3 million to $1.4 million during the thirteen weeks ended July 3, 2018, compared to $1.1 million during the comparable thirteen week period of 2017. This increase was due to higher interest rates during the thirteen weeks ended July 3, 2018, compared to the comparable thirteen week period of 2017.

Other Income (Expense), Net.  Other income (expense), net, decreased by $0.2 million to $0.08 million during the thirteen weeks ended July 3, 2018, compared to other income of $0.3 million during the comparable thirteen week period of 2017. This decrease was primarily due to the adoption of ASU 2016-10 and the reclassification of gift card breakage from other income to revenues.

Income Tax Expense.  Our effective income tax rate for the thirteen weeks ended July 3, 2018, was 4.9% compared to 16.5% for the comparable thirteen week period of 2017. This decrease in our effective tax rate was primarily due to a $1.1 million excess tax benefit from equity awards, coupled with lower federal tax rates resulting from the 2017 Tax Cut and Jobs Act. The effective income tax rate for the thirteen weeks ended July 3, 2018, differed from the statutory income tax rate primarily due to tax credits and an excess tax benefit from equity awards.

Twenty-Six Weeks Ended July 3, 2018 Compared to Twenty-Six Weeks Ended July 4, 2017

Revenues.  Total revenues increased by $42.5 million, or 8.1%, to $566.2 million during the twenty-six weeks ended July 3, 2018, from $523.6 million during the comparable twenty-six week period of 2017. The increase in revenues primarily consisted of an $18.5 million increase in sales from new restaurants not yet in our comparable restaurant sales base, a 4.9%, or $24.4 million, increase in comparable restaurant sales and $0.9 million in gift card breakage revenue, offset by $1.3 million of revenues which have been deferred until the related loyalty points are redeemed in accordance with ASU 2016-10, which was adopted at the beginning of fiscal 2018. The increase in comparable restaurant sales resulted from an increase in average check of approximately 3.5%, coupled with an increase in customer traffic of approximately 1.4%.

Cost of Sales.  Cost of sales increased by $7.1 million, or 5.3%, to $142.0 million during the twenty-six weeks ended July 3, 2018, from $134.9 million during the comparable twenty-six week period of 2017. This increase was primarily due to the opening of six new restaurants since the twenty-six weeks ended July 4, 2017. As a percentage of revenues, cost of sales decreased to 25.1% for the current twenty-six week period from 25.8% for the prior year comparable period. This percentage decrease is primarily due to menu pricing and less discounting compared to prior year.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $15.9 million, or 8.5%, to $202.4 million during the twenty-six weeks ended July 3, 2018, from $186.5 million during the comparable twenty-six week period of 2017. This increase was primarily due to the opening of six new restaurants since the twenty-six weeks ended July 4, 2017. As a percentage of revenues, labor and benefit costs increased to 35.8% for the current twenty-six week period from 35.6% for the prior year comparable period. This percentage increase is primarily due to higher restaurant incentive compensation, workers compensation costs and average hourly wages, offset by our ability to leverage the fixed component of these expenses resulting from comparable restaurant sales increases. Included in labor and benefits for the twenty-six weeks ended July 3, 2018 and July 4, 2017, was approximately $1.1 million and $1.0 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $7.8 million, or 7.1%, to $116.6 million during the twenty-six weeks ended July 3, 2018, from $108.8 million during the comparable twenty-six week period of 2017. This increase was primarily due to the opening of six new restaurants since the twenty-six weeks ended July 3, 2018. As a percentage of revenues, occupancy and operating expenses decreased to 20.6% for the current twenty-six week period from 20.8% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses resulting from comparable restaurant sales increases, offset by increased fees related to delivery sales.

General and Administrative.  General and administrative expenses increased by $2.5 million, or 8.7%, to $31.0 million during the twenty-six weeks ended July 3, 2018, from $28.5 million during the comparable twenty-six week period of 2017. Also included in general and administrative costs for the twenty-six weeks ended July 3, 2018 and July 4, 2017, was approximately $3.0 million and $2.5 million, respectively, or 0.5% of revenues, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 5.5% for the current twenty-six week period from 5.4% for the prior year comparable period. This percentage increase was primarily due higher incentive compensation expense based on our performance to date, offset by our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Depreciation and Amortization.  Depreciation and amortization increased by $1.3 million, or 3.8%, to $35.1 million during the twenty-six weeks ended July 3, 2018, compared to $33.8 million during the comparable twenty-six week period of 2017. This increase was primarily due to depreciation expense related to the six new restaurants opened since the twenty-six weeks ended July 4, 2017. As a percentage of revenues, depreciation and amortization decreased to 6.2% for the current twenty-six week period from 6.5% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Restaurant Opening.  Restaurant opening expense decreased by $1.2 million, or 46.4%, to $1.4 million during the twenty-six weeks ended July 3, 2018, compared to $2.7 million during the comparable twenty-six week period of 2017. This decrease was due to the opening of three new restaurant during the twenty-six weeks ended July 3, 2018, compared to seven new restaurants during the comparable twenty-six week period of 2017.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets decreased by $0.9 million, or 29.5%, to $2.2 million during the twenty-six weeks ended July 3, 2018, compared to $3.1 million during the comparable twenty-six week period of 2017. These costs primarily related to the disposal of certain unproductive restaurant assets. This decrease is primarily due to the write-off of the remaining net book value of certain convection ovens and point of sale terminals, during the thirteen weeks ended July 4, 2017, following the rollout of our new slow roasting ovens and server handheld point of sale tablets.

Interest Expense, Net.  Interest expense, net, increased by $0.8 million to $2.8 million during the twenty-six weeks ended July 3, 2018, compared to $2.0 million during the comparable twenty-six week period of 2017. This increase was due to higher interest rates during the twenty-six weeks ended July 3, 2018, compared to the comparable twenty-six week period of 2017.

Other Income (Expense), Net.  Other income (expense), net, decreased by $1.1 million to $0.02 million during the twenty-six weeks ended July 3, 2018, compared to other income of $1.1 million during the comparable twenty-six week period of 2017. This decrease was primarily due to the adoption of ASU 2016-10 and the reclassification of gift card breakage from other income to revenues.

Income Tax Expense.  Our effective income tax rate for the twenty-six weeks ended July 3, 2018, was 3.4% compared to 22.5% for the comparable twenty-six week period of 2017. This decrease in our effective tax rate was primarily due to a $2.2 million excess tax benefit from equity awards, coupled with lower federal tax rates resulting from the 2017 Tax Cut and Jobs Act. The effective income tax rate for the twenty-six weeks ended July 3, 2018, differed from the statutory income tax rate primarily due to tax credits and an excess tax benefit from equity awards.

LIQUIDITY AND CAPITAL RESOURCES

The following tables provide, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	July 3, 2018	January 2, 2018
Cash and cash equivalents	$19,363	$24,335
Net working capital	$(72,347)	$(62,212)
Current ratio	0.4:1.0	0.5:1.0

Our capital requirements are driven by our fundamental financial objective to improve total shareholder return through a balanced approach of new restaurant expansion plans, enhancements and initiatives on existing restaurants, and return of capital to our shareholders through our share repurchase program and dividends. In addition, we want to maintain a flexible balance sheet to provide the financial resources necessary to manage the risks and uncertainties of conducting our business operations in a mature segment of the restaurant industry. In order to achieve these objectives, we use a combination of operating cash flows, funded debt, landlord allowances and proceeds from stock option exercises.

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

CASH FLOWS

The following tables set forth, for the years indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Twenty-Six Weeks Ended
	July 3, 2018	July 4, 2017
Net cash provided by operating activities	$72,093	$51,620
Net cash used in investing activities	(28,752)	(45,170)
Net cash used in financing activities	(48,313)	(6,536)
Net increase in cash and cash equivalents	$(4,972)	$(86)

Operating Cash Flows

Net cash provided by operating activities was $72.1 million during the twenty-six weeks ended July 3, 2018, representing a $20.5 million increase from the $51.6 million provided during the twenty-six weeks ended July 4, 2017. The increase in cash from operating activities for the twenty-six weeks ended July 3, 2018, in comparison the twenty-six weeks ended July 4, 2017, is primarily due to higher net income, coupled with the timing of accounts and other receivables and accrued expenses, offset by the timing of accounts payable and the change in deferred income taxes.

Investing Cash Flows

Net cash used in investing activities was $28.8 million during the twenty-six weeks ended July 3, 2018, representing a $16.4 million decrease from the $45.2 million used during the twenty-six weeks ended July 4, 2017. The decrease over prior year is primarily due to fewer new restaurant openings and less key productivity initiative capital expenditures.

The following table provides, for the years indicated, the components of capital expenditures (in thousands):

	For the Twenty-Six Weeks Ended
	July 3, 2018	July 4, 2017
New restaurants	$16,812	$24,630
Restaurant maintenance and key productivity initiatives	11,748	20,195
Restaurant and corporate systems	192	345
Total capital expenditures	$28,752	$45,170

We expect to open five new restaurants in fiscal 2018, of which three have already opened to date. We have entered into signed leases, land purchase agreements or letters of intent for our two remaining 2018 restaurant locations. While we expect our capital expenditures to remain significant, the reduction of restaurant openings in fiscal 2018 will reduce our capital expenditure spend as compared to fiscal 2017. Our reduced pace of expansion will generate increased free cash flow and provide added financial flexibility. It will also allow us to allocate greater resources to our core base of established restaurants to improve sales and profitability. While our new restaurant unit economics remain solid and warrant continued capital allocation, we will continue to balance this new restaurant growth with our commitment to drive shareholder returns through our share repurchases program and quarterly cash dividends.

We currently anticipate our total capital expenditures for fiscal 2018, including all expenditure categories, to be approximately $55 million. We expect to fund our anticipated capital expenditures for fiscal 2018 with our current cash balance on hand, expected cash flows from operations, proceeds from sale-leaseback transactions, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $48.3 million during the twenty-six weeks ended July 3, 2018, representing a $41.8 million increase from the $6.5 million used during the twenty-six weeks ended July 4, 2017. The increase in cash used over prior year is primarily due to higher debt repayment during the twenty-six weeks ended July 3, 2018.

We have a $250 million unsecured revolving line of credit that expires on November 18, 2021, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of our stock repurchase program and quarterly cash dividend and for working capital and construction requirements. While we intend to pay regular quarterly cash dividends in the future, any decisions to pay, increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. Debt instruments that we enter into in the future may contain covenants that place limitations on the amount of dividends we may pay.

As of July 3, 2018, we have cumulatively repurchased shares valued at approximately $364.1 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $6.7 million during the twenty-six weeks ended July 3, 2018. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of July 3, 2018, we have approximately $35.9 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases, or on the amount of dividends we pay, as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of July 3, 2018, we are not involved in any off-balance sheet arrangements.

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

A summary of our critical accounting policies included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 2, 2018. During the twenty-six weeks ended July 3, 2018, there were no significant changes in our critical accounting policies, other than the adoption of ASU 2016-10 as discussed in Note 1, Recently Adopted Accounting Standards, and Note 2, Revenue Recognition, in the Notes to Unaudited Consolidated Financial Statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $250 million unsecured Credit Facility of which $110.0 million is currently outstanding that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced stock repurchase program and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.8 million annual impact on our net income.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2018, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 3, 2018, we have cumulatively repurchased shares valued at approximately $364.1 million in accordance with our approved share repurchase plan. Approximately $6.7 million of these shares were repurchased during the twenty-six weeks ended July 3, 2018. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of July 3, 2018, we have approximately $35.9 million available under the current $400 million share repurchase plan approved by our Board of Directors. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during the twenty-six weeks ended July 3, 2018:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/03/18 – 01/30/18	25,766	$36.85	25,766	$—	$41,593,499
01/31/18 – 02/27/18	22,449	$36.83	22,449	$—	$40,766,591
02/28/18 – 04/03/18	86,399	$43.86	86,399	$—	$36,976,773
04/04/18 – 05/01/18	14,031	$44.62	14,031	$—	$36,350,665
05/02/18 – 05/29/18	9,498	$52.50	9,498	$—	$35,852,051
05/30/18 – 07/03/18	—	$—	—	$—	$35,852,051
Total	158,143		158,143

(1)	Period information is presented in accordance with our fiscal months during the twenty-six weeks ended July 3, 2018.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

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

101

The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2018, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

August 6, 2018	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)