Form 10-Q
period 2018-10-02
BJs RESTAURANTS INC
filed 2018-11-05
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended October 2, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☑	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

As of November 2, 2018, there were 21,292,116 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 2, 2018	January 2, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,632	$24,335
Accounts and other receivables, net	15,240	13,865
Inventories, net	10,126	10,514
Prepaid expenses and other current assets	9,464	11,615
Total current assets	60,462	60,329

Property and equipment, net	576,742	589,844
Goodwill	4,673	4,673
Other assets, net	31,146	30,112
Total assets	$673,023	$684,958

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$21,860	$25,275
Accrued expenses	101,048	97,266
Total current liabilities	122,908	122,541

Deferred income taxes	17,070	21,694
Deferred rent	34,532	32,487
Deferred lease incentives	54,916	52,843
Long-term debt	95,000	163,500
Other liabilities	36,325	33,164
Total liabilities	360,751	426,229

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 21,260 and 20,485 shares issued and outstanding as of October 2, 2018 and January 2, 2018, respectively	—	—
Capital surplus	63,405	68,904
Retained earnings	248,867	189,825
Total shareholders’ equity	312,272	258,729
Total liabilities and shareholders’ equity	$673,023	$684,958

See accompanying notes to unaudited consolidated financial statements.

(1)	Included in accounts payable as of October 2, 2018 and January 2, 2018 is $3,866 and $6,537, respectively, of related party trade payables. See Note 5 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 2, 2018	October 3, 2017	October 2, 2018	October 3, 2017
Revenues	$270,268	$247,009	$836,425	$770,642
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	68,600	65,553	210,597	200,465
Labor and benefits	99,061	91,228	301,480	277,724
Occupancy and operating (1)	61,102	55,238	177,678	164,054
General and administrative	14,661	13,035	45,643	41,536
Depreciation and amortization	17,686	17,430	52,760	51,231
Restaurant opening	403	534	1,835	3,205
Loss on disposal and impairment of assets	865	1,070	3,049	4,168
Natural disaster and related	—	905	—	905
Severance and legal settlements	—	423	—	423
Total costs and expenses	262,378	245,416	793,042	743,711
Income from operations	7,890	1,593	43,383	26,931

Other (expense) income:
Interest expense, net	(1,058)	(1,177)	(3,826)	(3,178)
Other income (expense), net	239	423	220	1,474
Total other expense	(819)	(754)	(3,606)	(1,704)
Income before income taxes	7,071	839	39,777	25,227

Income tax (benefit) expense	(1,445)	(1,550)	(348)	3,933
Net income	$8,516	$2,389	$40,125	$21,294

Net income per share:
Basic	$0.40	$0.11	$1.92	$0.98
Diluted	$0.39	$0.11	$1.87	$0.97

Weighted average number of shares outstanding:
Basic	21,118	21,354	20,861	21,620
Diluted	21,807	21,670	21,500	22,032

Cash dividends declared per common share	$0.11	$—	$0.33	$—

See accompanying notes to unaudited consolidated financial statements.

(1)

Related party costs included in cost of sales are $21,047 and $20,487 for the thirteen weeks ended October 2, 2018 and October 3, 2017, respectively, and $64,628 and $62,376 for the thirty-nine weeks ended October 2, 2018 and October 3, 2017, respectively.  Related party costs included in occupancy and operating are $2,393 and $2,325 for the thirteen weeks ended October 2, 2018 and October 3, 2017, respectively, and $7,328 and $6,868 for the thirty-nine weeks ended October 2, 2018 and October 3, 2017, respectively. See Note 5 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	October 2, 2018	October 3, 2017
Cash flows from operating activities:
Net income	$40,125	$21,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,760	51,231
Deferred income taxes	(4,624)	(514)
Stock-based compensation expense	6,258	5,271
Loss on disposal and impairment of assets	3,049	4,168
Natural disaster and related	—	194
Changes in assets and liabilities:
Accounts and other receivables	759	2,559
Landlord contribution for tenant improvements	(1,380)	124
Inventories, net	388	(319)
Prepaid expenses and other current assets	1,595	2,603
Other assets, net	(1,978)	(3,509)
Accounts payable	(4,187)	(4,788)
Accrued expenses	(990)	(10,919)
Deferred rent	2,045	1,623
Deferred lease incentives	2,073	(168)
Other liabilities	(905)	204
Net cash provided by operating activities	94,988	69,054

Cash flows from investing activities:
Purchases of property and equipment	(42,380)	(57,358)
Proceeds from sale of assets	5,501	4,739
Net cash used in investing activities	(36,879)	(52,619)

Cash flows from financing activities:
Borrowings on line of credit	948,000	1,604,600
Payments on line of credit	(1,016,500)	(1,558,600)
Taxes paid on vested stock units under employee plans	(384)	(248)
Proceeds from exercise of stock options	25,682	1,029
Cash dividends paid	(6,919)	—
Repurchases of common stock	(6,691)	(57,283)
Net cash used in financing activities	(56,812)	(10,502)

Net increase in cash and cash equivalents	1,297	5,933
Cash and cash equivalents, beginning of period	24,335	22,761
Cash and cash equivalents, end of period	$25,632	$28,694

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,456	$4,909
Cash paid for interest, net of capitalized interest	$3,399	$2,968
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable	$4,648	$6,947
Stock-based compensation capitalized	$244	$218

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

Recently Adopted Accounting Standards

In April 2016, the FASB issued ASU 2016-10, an amendment to ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). ASU 2014-09 provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services and expands related disclosure requirements. ASU 2016-10 clarified ASU 2014-09 to address the potential for diversity in practice at the adoption. The standard also requires gift card breakage to be recognized as revenue in proportion to the pattern of gift card redemptions exercised by our customers. ASUs 2016-10 and 2014-09 were effective for annual and interim reporting periods beginning after December 15, 2017, and were permitted to be applied retrospectively to each prior period presented or retrospectively with the cumulative adjustment to opening retained earnings as of the date of adoption (modified retrospective approach).

We adopted ASU 2016-10 on January 3, 2018, and elected the modified retrospective adoption method. As a result, we recorded a net cumulative adjustment of $4.6 million to opening retained earnings. We now allocate loyalty member transaction amounts between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis. For the thirty-nine weeks ended October 2, 2018, approximately $1.3 million of net revenues have been deferred until those loyalty points are redeemed in the future and approximately $1.1 million of gift card breakage has been recorded as revenues.

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

The liability related to our gift card and loyalty program, included in accrued expenses, on our Consolidated Balance Sheets is as follows (in thousands):

	October 2, 2018	January 2, 2018
Gift card liability	$9,978	$14,955
Deferred loyalty revenue (post-adoption of ASU 2016-10)	$10,510	$—
Estimated future loyalty costs (pre-adoption of ASU 2016-10)	$—	$3,080

Revenue recognized on our Consolidated Statements of Income for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 2, 2018	October 3, 2017	October 2, 2018	October 3, 2017
Revenue recognized from gift card liability	$1,167	$695	$8,853	$6,812	(1)
Revenue recognized from customer loyalty program	$1,229	$—	$6,282	$—	(2)

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

3.  LONG-TERM DEBT

Line of Credit

Our Credit Facility, which matures on November 18, 2021, provides us with revolving loan commitments totaling $250 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility are unsecured. As of October 2, 2018, there were borrowings of $95.0 million and letters of credit totaling approximately $14.5 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $140.5 million as of October 2, 2018. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirty-nine weeks ended October 2, 2018 was approximately 3.3%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At October 2, 2018, we were in compliance with these covenants.

Interest expense and commitment fees under the Credit Facility for the thirty-nine weeks ended October 2, 2018 and October 3, 2017 were approximately $3.8 million and $3.2 million, respectively. We also capitalized approximately $0.1 million of interest expense related to new restaurant construction during both the thirty-nine weeks ended October 2, 2018 and October 3, 2017.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 2, 2018	October 3, 2017	October 2, 2018	October 3, 2017
Numerator:
Net income	$8,516	$2,389	$40,125	$21,294
Denominator:
Weighted-average shares outstanding – basic	21,118	21,354	20,861	21,620
Dilutive effect of equity awards	689	316	639	412
Weighted-average shares outstanding – diluted	21,807	21,670	21,500	22,032

For the thirteen weeks ended October 2, 2018, there were no anti-dilutive shares of common stock equivalents. For the thirteen weeks ended October 3, 2017, there were approximately 1.1 million shares of common stock equivalents that were excluded from the calculation of diluted net income per share because they are anti-dilutive. For the thirty-nine weeks ended October 2, 2018 and October 3, 2017, there were approximately 0.02 million and 0.5 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within cost of sales and occupancy and operating expenses consisted of the following (in thousands):

	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	October 2, 2018		October 3, 2017		October 2, 2018		October 3, 2017
Cost of sales:
Third party suppliers	$47,553	69.3%	$45,066	68.7%	$145,969	69.3%	$138,089	68.9%
Jacmar	21,047	30.7	20,487	31.3	64,628	30.7	62,376	31.1
Total cost of sales	$68,600	100.0%	$65,553	100.0%	$210,597	100.0%	$200,465	100.0%

Occupancy and operating:
Third party suppliers	$58,709	96.1%	$52,913	95.8%	$170,350	95.9%	$157,186	95.8%
Jacmar	2,393	3.9	2,325	4.2	7,328	4.1	6,868	4.2
Total occupancy and operating	$61,102	100.0%	$55,238	100.0%	$177,678	100.0%	$164,054	100.0%

The amounts included in trade payables related to Jacmar consisted of the following (in thousands):

	October 2, 2018	January 2, 2018
Third party suppliers	$17,994	$18,738
Jacmar	3,866	6,537
Total accounts payable	$21,860	$25,275

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

Under the Plan, we issue non-qualified stock options as well as time-based and performance-based RSUs to vice presidents and above. We issue time-based RSUs and/or non-qualified stock options to other support employees. We also issue RSUs, and previously issued non-qualified stock options, in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen managers, directors of operations and directors of kitchen operations. GSSOP grants are dependent on the length of each participant’s service with us and position. All GSSOP participants are required to remain in good standing during their vesting period.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 2, 2018	October 3, 2017	October 2, 2018	October 3, 2017
Labor and benefits	$577	$406	$1,699	$1,404
General and administrative	$1,600	$1,335	$4,559	$3,867
Capitalized (1)	$82	$75	$244	$218

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	October 2, 2018	October 3, 2017
Expected volatility	33.6%	34.7%
Risk free interest rate	2.3%	1.9%
Expected option life	5 years	5 years
Dividend yield	1.5%	0%
Fair value of options granted	$10.77	$12.12

U.S. GAAP requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, and dividend yield. These estimations and judgments are determined by us using assumptions that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility, dividend yield and risk free interest rate, which may significantly impact the fair value of future grants, resulting in a significant impact to our financial results.

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 2, 2018	1,311	$32.68	926	$30.02
Granted	177	37.77
Exercised	(864)	29.74
Forfeited	(23)	39.71
Outstanding at October 2, 2018	601	$38.12	198	$37.33

As of October 2, 2018, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.9 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 2, 2018	500	$37.72
Granted	127	43.63
Vested or released	(104)	35.56
Forfeited	(39)	40.30
Outstanding at October 2, 2018	484	$39.52

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., three or five years). As of October 2, 2018, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $9.5 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 2, 2018	68	$38.68
Granted	39	37.70
Vested or released	—	—
Forfeited	(1)	38.66
Outstanding at October 2, 2018	106	$38.32

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed based on management’s current estimate of the level that the performance goal will be achieved. As of October 2, 2018, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.6 million, which is generally expected to be recognized over the next three years.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law substantially amending the Internal Revenue Code of 1986. The TCJA made significant changes to the taxation of corporations such as the reduction of the highest corporate marginal tax rate from 35% to 21%, additional limitations on certain deductions for executive compensation, introducing an additional capital investment deduction, modifying rules for the deduction of interest expense, and modifying the rules regarding the utilization of net operating loss carryforwards. All relevant tax law changes have been and will be incorporated into this and subsequent interim provision calculations. We have made provisional estimates of the impact of the TCJA and, as of the thirty-nine weeks ended October 2, 2018, our accounting for the tax effects of TCJA is incomplete.  We will continue to monitor the legislation and its impact on our business, and we will make adjustments to the recorded provisional amounts on the earlier of the period in which additional guidance is obtained and analyzed by year end.

As of October 2, 2018, we had unrecognized tax benefits of approximately $1.5 million, of which approximately $1.1 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirty-Nine Weeks Ended
	October 2, 2018	October 3, 2017
Gross unrecognized tax benefits at beginning of year	$1,516	$1,245
Increases for tax positions taken in prior years	8	—
Decreases for tax positions taken in prior years	(49)	(3)
Increases for tax positions taken in the current year	58	96
Lapse in statute of limitations	(58)	(64)
Gross unrecognized tax benefits at end of year	$1,475	$1,274

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of October 2, 2018, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2013.

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

9.  SHAREHOLDERS’ EQUITY

Stock Repurchases

During the thirty-nine weeks ended October 2, 2018, we repurchased and retired approximately 0.2 million shares of our common stock at an average price of $42.31 per share for a total of $6.7 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of October 2, 2018, we have approximately $35.9 million remaining under the current $400 million share repurchase plan approved by our Board of Directors.

Cash Dividends

On July 23, 2018, our Board of Directors authorized and declared a quarterly cash dividend of $0.11 per share of common stock that was paid on August 27, 2018, to shareholders of record at the close of business on August 13, 2018. While we intend to pay quarterly cash dividends, any future decisions to pay, increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. Debt instruments that we enter into in the future may contain covenants that place limitations on the amount of dividends we may pay.

10.  SUBSEQUENT EVENTS

On October 22, 2018, our Board of Directors authorized and declared a quarterly cash dividend of $0.12 (a $0.01 or 9.1% increase from the prior quarter) per share of common stock payable on November 26, 2018, to shareholders of record at the close of business on November 12, 2018.

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

“Forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;
•	the rate and scope of our future restaurant development;
•	the total domestic capacity for our restaurants;
•	dates on which we will commence or complete the development and opening of new restaurants;
•	expectations for consumer spending on casual dining restaurant occasions;
•	the availability and cost of key commodities used in our restaurants and brewing operations;
•	menu price increases and their effect, if any, on revenue and results of operations;
•	the effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;
•	capital requirement expectations and actual or available borrowings on our line of credit;
•	projected revenues, operating costs including commodities, labor and other expenses;
•	projected share repurchases or shareholder dividend frequency and amount; and
•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

•	Any adverse changes in the supply of food, labor, brewing, energy and other expenses may adversely affect our operating results.
•	Any inability of our internal or independent third party brewers to timely supply our beer may adversely affect our operating results.
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

GENERAL

As of November 5, 2018, we owned and operated 201 restaurants located in the 27 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Michigan, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and Washington. Each of our restaurants is operated either as a BJ’s Restaurant & Brewhouse®, a BJ’s Restaurant & Brewery®, a BJ’s Pizza & Grill®, or a BJ’s Grill® restaurant. Currently, the BJ’s Restaurant & Brewhouse® format represents the majority of our restaurants and is our primary expansion vehicle. Our BJ’s Restaurant & Brewery locations are similar in size to our BJ’s Restaurant & Brewhouse locations, except that they have brewing operations attached to the restaurant. Our BJ’s Pizza & Grill® restaurants are smaller format, full-service restaurants which reflect the original format of the BJ’s restaurant concept that was first introduced in 1978. Our BJ’s Grill® restaurant is a slightly smaller footprint restaurant than our BJ’s Restaurant & Brewhouse® format but still features all the amenities of our Brewhouse locations. Our proprietary craft beer is available in all of our restaurants and produced at several of our BJ’s Restaurant & Brewery® locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes.

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

Occupancy and operating expenses include restaurant supplies, credit card fees, third party delivery company commissions, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended October 2, 2018 and October 3, 2017, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 2, 2018	October 3, 2017	October 2, 2018	October 3, 2017
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.4	26.5	25.2	26.0
Labor and benefits	36.7	36.9	36.0	36.0
Occupancy and operating	22.6	22.4	21.2	21.3
General and administrative	5.4	5.3	5.5	5.4
Depreciation and amortization	6.5	7.1	6.3	6.6
Restaurant opening	0.1	0.2	0.2	0.4
Loss on disposal of assets and impairments	0.3	0.4	0.4	0.5
Natural disaster and related	—	0.4	—	0.1
Severance and legal settlements	—	0.2	—	0.1
Total costs and expenses	97.1	99.4	94.8	96.5
Income from operations	2.9	0.6	5.2	3.5

Other (expense) income:
Interest expense, net	(0.4)	(0.5)	(0.5)	(0.4)
Other income, net	0.1	0.2	—	0.2
Total other expense	(0.3)	(0.3)	(0.4)	(0.2)
Income before income taxes	2.6	0.3	4.8	3.3

Income tax (benefit) expense	(0.5)	(0.6)	0.0	0.5
Net income	3.2%	1.0%	4.8%	2.8%

Thirteen Weeks Ended October 2, 2018 Compared to Thirteen Weeks Ended October 3, 2017

Revenues.  Total revenues increased by $23.3 million, or 9.4%, to $270.3 million during the thirteen weeks ended October 2, 2018, from $247.0 million during the comparable thirteen week period of 2017. The increase in revenues primarily consisted of a $6.6 million increase in sales from new restaurants not yet in our comparable restaurant sales base, a 6.9%, or $16.4 million, increase in comparable restaurant sales and $0.3 million in gift card breakage revenue. The increase in comparable restaurant sales resulted from an increase in average check of approximately 4.3%, coupled with an increase in customer traffic of approximately 2.6%.

Cost of Sales.  Cost of sales increased by $3.0 million, or 4.6%, to $68.6 million during the thirteen weeks ended October 2, 2018, from $65.6 million during the comparable thirteen week period of 2017. This increase was primarily due to the opening of six new restaurants since the thirteen weeks ended October 3, 2017. As a percentage of revenues, cost of sales decreased to 25.4% for the current thirteen week period from 26.5% for the prior year comparable period. This percentage decrease is primarily due to higher menu pricing and lower commodity costs.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $7.8 million, or 8.6%, to $99.1 million during the thirteen weeks ended October 2, 2018, from $91.2 million during the comparable thirteen week period of 2017. This increase was primarily due to the opening of six new restaurants since the thirteen weeks ended October 3, 2017. As a percentage of revenues, labor and benefit costs decreased to 36.7% for the current thirteen week period from 36.9% for the prior year comparable period. This percentage decrease is primarily due to our ability to leverage the fixed component of these expenses resulting from comparable restaurant sales increases, partially offset by higher incentive compensation as a result of our performance, higher hourly labor rates and higher workers compensation costs. Included in labor and benefits for the thirteen weeks ended October 2, 2018 and October 3, 2017, was approximately $0.6 million and $0.4 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $5.9 million, or 10.6%, to $61.1 million during the thirteen weeks ended October 2, 2018, from $55.2 million during the comparable thirteen week period of 2017. This increase was primarily due to the opening of six new restaurants since the thirteen weeks ended October 3, 2017 and increased marketing expenses. As a percentage of revenues, occupancy and operating expenses increased to 22.6% for the current thirteen week period from 22.4% for the prior year comparable period. This percentage increase was primarily due to increased marketing and commissions to third party delivery companies, partially offset by our ability to leverage the fixed component of these expenses resulting from comparable restaurant sales increases.

General and Administrative.  General and administrative expenses increased by $1.6 million, or 12.5%, to $14.7 million during the thirteen weeks ended October 2, 2018, from $13.0 million during the comparable thirteen week period of 2017. Also included in general and administrative costs for the thirteen weeks ended October 2, 2018 and October 3, 2017, was approximately $1.6 million and $1.3 million, or 0.6% and 0.5% of revenues, of stock-based compensation expense, respectively. As a percentage of revenues, general and administrative expenses increased to 5.4% for the current thirteen week period from 5.3% for the prior year comparable period. This percentage increase was primarily due to higher incentive compensation expense based on our performance to date, partially offset by our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Depreciation and Amortization.  Depreciation and amortization increased by $0.3 million, or 1.5%, to $17.7 million during the thirteen weeks ended October 2, 2018, compared to $17.4 million during the comparable thirteen week period of 2017. This increase was primarily due to depreciation expense related to the six new restaurants opened since the thirteen weeks ended October 3, 2017. As a percentage of revenues, depreciation and amortization decreased to 6.5% for the current thirteen week period from 7.1% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Restaurant Opening.  Restaurant opening expense decreased by $0.1 million, or 24.5%, to $0.4 million during the thirteen weeks ended October 2, 2018, compared to $0.5 million during the comparable thirteen week period of 2017. This decrease is primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets decreased by $0.2 million, or 19.2%, to $0.9 million during the thirteen weeks ended October 2, 2018, compared to $1.1 million during the comparable thirteen week period of 2017. These costs primarily relate to the disposal of certain unproductive restaurant assets.

Interest Expense, Net.  Interest expense, net, decreased by $0.1 million to $1.1 million during the thirteen weeks ended October 2, 2018, compared to $1.2 million during the comparable thirteen week period of 2017. This decrease was due to a lower debt balance during the thirteen weeks ended October 2, 2018, compared to the comparable thirteen week period of 2017.

Other Income, Net.  Other income, net, decreased by $0.2 million to $0.2 million during the thirteen weeks ended October 2, 2018, compared to other income of $0.4 million during the comparable thirteen week period of 2017. This decrease was primarily due to the adoption of ASU 2016-10, resulting in the reclassification of gift card breakage from other income to revenues.

Income Tax Benefit.  Our effective income tax rate for the thirteen weeks ended October 2, 2018, was -20.4% primarily due to recurring federal tax credits and a $1.7 million excess tax benefit from equity awards, coupled with lower federal tax rates resulting from the 2017 Tax Cut and Jobs Act. The Company’s expected effective tax rate before stock compensation excess tax benefits is approximately 10%, and the difference between the expected tax rate and the tax expense for the thirteen weeks ended October 2, 2018, is due to excess stock compensation benefits accounted for in a discrete manner.

Thirty-Nine Weeks Ended October 2, 2018 Compared to Thirty-Nine Weeks Ended October 3, 2017

Revenues.  Total revenues increased by $65.8 million, or 8.5%, to $836.4 million during the thirty-nine weeks ended October 2, 2018, from $770.6 million during the comparable thirty-nine week period of 2017. The increase in revenues primarily consisted of an $25.2 million increase in sales from new restaurants not yet in our comparable restaurant sales base, a 5.5%, or $40.8 million, increase in comparable restaurant sales and $1.1 million in gift card breakage revenue, offset by $1.3 million of revenues which have been deferred until the related loyalty points are redeemed in accordance with ASU 2016-10, which was adopted at the beginning of fiscal 2018. The increase in comparable restaurant sales resulted from an increase in average check of approximately 3.7%, coupled with an increase in customer traffic of approximately 1.8%.

Cost of Sales.  Cost of sales increased by $10.1 million, or 5.1%, to $210.6 million during the thirty-nine weeks ended October 2, 2018, from $200.5 million during the comparable thirty-nine week period of 2017. This increase was primarily due to the opening of six new restaurants since the thirty-nine weeks ended October 3, 2017. As a percentage of revenues, cost of sales decreased to 25.2% for the current thirty-nine week period from 26.0% for the prior year comparable period. This percentage decrease is primarily due to higher menu pricing and less discounting compared to prior year.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $23.8 million, or 8.6%, to $301.5 million during the thirty-nine weeks ended October 2, 2018, from $277.7 million during the comparable thirty-nine week period of 2017. This increase was primarily due to the opening of six new restaurants since the thirty-nine weeks ended October 3, 2017. As a percentage of revenues, labor and benefit costs remained stable at 36.0% for both the current thirty-nine week period and for the prior year comparable period. This was primarily due to higher restaurant incentive compensation, higher hourly labor rates, workers compensation costs and average hourly wages, partially offset by our ability to leverage the fixed component of these expenses resulting from comparable restaurant sales increases. Included in labor and benefits for the thirty-nine weeks ended October 2, 2018 and October 3, 2017, was approximately $1.7 million and $1.4 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $13.6 million, or 8.3%, to $177.7 million during the thirty-nine weeks ended October 2, 2018, from $164.1 million during the comparable thirty-nine week period of 2017. This increase was primarily due to the opening of six new restaurants since the thirty-nine weeks ended October 2, 2018 coupled with increased commissions to third party delivery companies. As a percentage of revenues, occupancy and operating expenses decreased to 21.2% for the current thirty-nine week period from 21.3% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses resulting from comparable restaurant sales increases, partially offset by increased fees related to delivery sales.

General and Administrative.  General and administrative expenses increased by $4.1 million, or 9.9%, to $45.6 million during the thirty-nine weeks ended October 2, 2018, from $41.5 million during the comparable thirty-nine week period of 2017. Also included in general and administrative costs for the thirty-nine weeks ended October 2, 2018 and October 3, 2017, was approximately $4.6 million and $3.9 million, respectively, or 0.5% of revenues, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 5.5% for the current thirty-nine week period from 5.4% for the prior year comparable period. This percentage increase was primarily due higher incentive compensation expense based on our performance to date, partially offset by our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Depreciation and Amortization.  Depreciation and amortization increased by $1.5 million, or 3.0%, to $52.8 million during the thirty-nine weeks ended October 2, 2018, compared to $51.2 million during the comparable thirty-nine week period of 2017. This increase was primarily due to depreciation expense related to the six new restaurants opened since the thirty-nine weeks ended October 3, 2017. As a percentage of revenues, depreciation and amortization decreased to 6.3% for the current thirty-nine week period from 6.6% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Restaurant Opening.  Restaurant opening expense decreased by $1.4 million, or 42.7%, to $1.8 million during the thirty-nine weeks ended October 2, 2018, compared to $3.2 million during the comparable thirty-nine week period of 2017. This decrease was due to the opening of four new restaurant during the thirty-nine weeks ended October 2, 2018, compared to eight new restaurants during the comparable thirty-nine week period of 2017.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets decreased by $1.1 million, or 26.8%, to $3.0 million during the thirty-nine weeks ended October 2, 2018, compared to $4.2 million during the comparable thirty-nine week period of 2017. These costs primarily relate to the disposal of certain unproductive restaurant assets. This decrease is primarily due to the write-off of the remaining net book value of certain convection ovens and point of sale terminals, during the thirty-nine weeks ended October 3, 2017, following the rollout of our new slow roasting ovens and server handheld point of sale tablets.

Natural Disaster and Related.  Natural disaster and related expense of $0.9 million during the thirty-nine weeks ended October 3, 2017, related to property damages, food spoilage, labor and other expenses from Hurricanes Harvey and Irma, in excess of our related insurance coverage.

Severance and Legal Settlements.  Severance and legal settlements of $0.4 million during the thirty-nine weeks ended October 3, 2017 related to a reorganization at the Company’s restaurant support center.

Interest Expense, Net.  Interest expense, net, increased by $0.6 million to $3.8 million during the thirty-nine weeks ended October 2, 2018, compared to $3.2 million during the comparable thirty-nine week period of 2017. This increase was due to higher interest rates during the thirty-nine weeks ended October 2, 2018, compared to the comparable thirty-nine week period of 2017.

Other Income, Net.  Other income, net, decreased by $1.3 million to $0.2 million during the thirty-nine weeks ended October 2, 2018, compared to other income of $1.5 million during the comparable thirty-nine week period of 2017. This decrease was primarily due to the adoption of ASU 2016-10, resulting in the reclassification of gift card breakage from other income to revenues.

Income Tax (Benefit) Expense.  Our effective income tax rate for the thirty-nine weeks ended October 2, 2018, was -0.9% compared to 15.6% for the comparable thirty-nine week period of 2017. The income tax benefit for the thirty-nine weeks ended October 2, 2018 is primarily due to recurring federal tax credits and a $3.8 million excess tax benefit from equity awards, coupled with lower federal tax rates resulting from the 2017 Tax Cut and Jobs Act. The Company’s expected effective tax rate before stock compensation excess tax benefits is approximately 10%, and the difference between the expected tax rate and the tax expense for the thirty-nine weeks ended October 2, 2018, is due to excess stock compensation benefits accounted for in a discrete manner.

LIQUIDITY AND CAPITAL RESOURCES

The following tables provide, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	October 2, 2018	January 2, 2018
Cash and cash equivalents	$25,632	$24,335
Net working capital	$(62,446)	$(62,212)
Current ratio	0.5:1.0	0.5:1.0

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

We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for one of our restaurants and our Texas brewpub locations. We also own two parcels of land adjacent to two of our restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we have subsequently entered into sale-leaseback arrangements for land parcels that we previously purchased. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

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

CASH FLOWS

The following tables set forth, for the years indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirty-Nine Weeks Ended
	October 2, 2018	October 3, 2017
Net cash provided by operating activities	$94,988	$69,054
Net cash used in investing activities	(36,879)	(52,619)
Net cash used in financing activities	(56,812)	(10,502)
Net increase in cash and cash equivalents	$1,297	$5,933

Operating Cash Flows

Net cash provided by operating activities was $95.0 million during the thirty-nine weeks ended October 2, 2018, representing a $25.9 million increase from the $69.1 million provided during the thirty-nine weeks ended October 3, 2017. The increase in cash from operating activities for the thirty-nine weeks ended October 2, 2018, in comparison the thirty-nine weeks ended October 3, 2017, is primarily due to higher net income, coupled with the timing of accrued expenses, offset by the change in deferred income taxes.

Investing Cash Flows

Net cash used in investing activities was $36.9 million during the thirty-nine weeks ended October 2, 2018, representing a $15.7 million decrease from the $52.6 million used during the thirty-nine weeks ended October 3, 2017. The decrease over prior year is primarily due to fewer new restaurant openings and less key productivity initiative capital expenditures.

The following table provides, for the years indicated, the components of capital expenditures (in thousands):

	For the Thirty-Nine Weeks Ended
	October 2, 2018	October 3, 2017
New restaurants	$22,833	$31,068
Restaurant maintenance and key productivity initiatives	19,138	25,680
Restaurant and corporate systems	409	610
Total capital expenditures	$42,380	$57,358

As of November 5, 2018, we have opened four restaurants and we expect to open one additional restaurant later this quarter. We expect to open seven to nine restaurants in fiscal 2019, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2019 potential restaurant locations. Our new restaurant unit economics remain solid, and we will continue to balance new restaurant growth with our commitment to drive shareholder returns through our share repurchases program and quarterly cash dividends.

We currently anticipate our total capital expenditures for fiscal 2018 to be approximately $60 million to $65 million and fiscal 2019 to be approximately $70 million to $80 million. We expect to fund our anticipated capital expenditures for the remainder of fiscal 2018 and fiscal 2019 with our current cash balance on hand, expected cash flows from operations, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $56.8 million during the thirty-nine weeks ended October 2, 2018, representing a $46.3 million increase from the $10.5 million used during the thirty-nine weeks ended October 3, 2017. The increase in cash used over prior year is primarily due to higher debt repayment during the thirty-nine weeks ended October 2, 2018.

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

As of October 2, 2018, we have cumulatively repurchased shares valued at approximately $364.1 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $6.7 million during the thirty-nine weeks ended October 2, 2018. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of October 2, 2018, we have approximately $35.9 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases, or on the amount of dividends we pay, as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of October 2, 2018, we are not involved in any off-balance sheet arrangements.

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

A general shortage in the availability of qualified restaurant managers and hourly workers in certain geographic areas in which we operate has caused increases in the costs of recruiting and compensating such employees. Many of our restaurant employees are paid hourly rates subject to the federal, state or local minimum wage requirements. Numerous state and local governments have their own minimum wage requirements that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, certain operating and other costs, including health benefits in compliance with the Patient Protection and Affordable Care Act, taxes, insurance, federal and state exemption rules, and regulatory requirements relating to employees and other outside services, continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

A summary of our critical accounting policies included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 2, 2018. During the thirty-nine weeks ended October 2, 2018, there were no significant changes in our critical accounting policies, other than the adoption of ASU 2016-10 as discussed in Note 1, Recently Adopted Accounting Standards, and Note 2, Revenue Recognition, in the Notes to Unaudited Consolidated Financial Statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $250 million unsecured Credit Facility of which $95.0 million is currently outstanding that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced stock repurchase program and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility.

Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.7 million annual impact on our net income.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2018, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 2, 2018, we have cumulatively repurchased shares valued at approximately $364.1 million in accordance with our approved share repurchase plan. Approximately $6.7 million of these shares were repurchased during the thirty-nine weeks ended October 2, 2018. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of October 2, 2018, we have approximately $35.9 million available under the current $400 million share repurchase plan approved by our Board of Directors. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during the thirty-nine weeks ended October 2, 2018:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/03/18 – 01/30/18	25,766	$36.85	25,766	$—	$41,593,499
01/31/18 – 02/27/18	22,449	$36.83	22,449	$—	$40,766,591
02/28/18 – 04/03/18	86,399	$43.86	86,399	$—	$36,976,773
04/04/18 – 05/01/18	14,031	$44.62	14,031	$—	$36,350,665
05/02/18 – 05/29/18	9,498	$52.50	9,498	$—	$35,852,051
05/30/18 – 07/03/18	—	$—	—	$—	$35,852,051
07/04/18 – 07/31/18	—	$—	—	$—	$35,852,051
08/01/18 – 08/28/18	—	$—	—	$—	$35,852,051
08/29/18 – 10/02/18	—	$—	—	$—	$35,852,051
Total	158,143	$42.31	158,143

(1)	Period information is presented in accordance with our fiscal months during the thirty-nine weeks ended October 2, 2018.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

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

101

The following materials from BJ’s Restaurants, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2018, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

November 5, 2018	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)