Form 10-K
period 2019-01-01
BJs RESTAURANTS INC
filed 2019-02-26
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, July 2, 2018, was $1,137,523,932, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 22, 2019, 21,078,103 shares of the common stock of the Registrant were outstanding.

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

“Forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;
•	the rate and scope of our future restaurant development;
•	the total domestic capacity for our restaurants;
•	dates on which we will commence or complete the development and opening of new restaurants;
•	expectations for consumer spending on casual dining restaurant occasions;
•	the availability and cost of key commodities and labor used in our restaurants and brewing operations;
•	menu price increases and their effect, if any, on revenue and results of operations;
•	the effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;
•	capital requirement expectations and actual or available borrowings on our line of credit;
•	projected revenues, operating costs, including commodities, labor and other expenses;
•	projected share repurchases or shareholder dividend frequency and amount; and
•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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
•

Any deterioration in general economic conditions, which may have a material adverse impact on our landlords or on businesses neighboring our locations, may adversely affect our revenues and results of operations.

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
•

Our corporate office is located in California and a significant number of our restaurants are located in California, Texas and Florida which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

•

Any negative publicity about us, our restaurants, other restaurants, or others across the food supply chain, due to food borne illness or other reasons, whether or not accurate may adversely affect the reputation and popularity of our restaurants and our results of operations.

•	Any adverse changes in the supply of food, labor, brewing, energy and other expenses, including those resulting from climate change, may adversely affect our operating results.
•	Any inability of our internal or independent third party brewers to timely supply our beer may adversely affect our operating results.
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

FISCAL PERIODS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended January 1, 2019, January 2, 2018, January 3, 2017, December 29, 2015, and December 30, 2014, are referred to as fiscal years 2018, 2017, 2016, 2015, and 2014, respectively. Our fiscal years consist of 52 or 53 weeks and end on the Tuesday closest to December 31. All fiscal years presented in this Form 10-K, with the exception of fiscal year 2016, consisted of 52 weeks. Additionally, all quarters, with the exception of the fourth quarter in fiscal year 2016, consisted of 13 weeks. Fiscal year 2016 consisted of 53 weeks, with a 14-week fourth quarter; therefore, all financial references to fiscal year 2016 assume 53 weeks of operations, unless noted otherwise.

ITEM 1. BUSINESS

GENERAL

The first BJ’s restaurant, which opened in 1978 in Orange County, California, was a small sit down pizzeria that featured Chicago style deep-dish pizza with a unique California twist. Our goal then and still today, is to be the best casual dining concept ever by focusing on high quality menu options, at a compelling value, a dining experience that exceeds customers’ expectations for service, hospitality and enjoyment, and an atmosphere that is always welcoming and approachable.

In 1996, we introduced our initial proprietary craft beers and expanded the BJ’s concept from its beginnings as a small pizzeria to a full-service, high energy casual dining restaurant when we opened our first large format restaurant featuring a brewing operations in Brea, California. Today our restaurants feature over 140 menu offerings including: slow roasted entrees, such as, prime rib; EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon; our original signature deep-dish pizza; the often imitated, but never replicated world-famous Pizookie® dessert; and our award-winning BJ’s proprietary craft beers. As of February 25, 2019, we own and operate 202 restaurants located in 27 states, and our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes.

Our Internet address is http://www.bjsrestaurants.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available, free of charge, by visiting the "Investor Relations" section of our website. These reports are posted as soon as practical after they are electronically filed with the SEC. We caution that the information on our website is not part of this or any other reports we file with, or furnish to, the SEC.

BUSINESS STRATEGY

We compete in the casual dining segment of the restaurant industry, which is a large, highly fragmented segment with estimated annual sales in the $100+ billion range. We believe that the BJ’s restaurant concept offers consumers a higher quality, more contemporary and approachable “casual plus,” “premium casual,” or “polished casual” dining experience than the more mature, mass market casual dining concepts. Accordingly, our primary business objective is to continue taking market share in the casual dining restaurant industry by delivering on our “Gold Standard of Operational Excellence” promise to our customers while continuing our new restaurant national expansion program. Our Gold Standard of Operational Excellence is our genuine commitment to take pride in passionately connecting with every customer on every visit, through flawless and relentless execution of every detail, during every shift – to create and keep fanatical fans of BJ’s. We believe that by delivering upon this commitment to our customers, we create the best opportunity to generate significant repeat business and capture additional market share in the casual dining segment of the restaurant industry.

Our Gold Standard of Operational Excellence is focused on the following key areas that help to differentiate BJ’s from other casual dining restaurants:

•

Feature a Broad and Distinctive Menu – Over the years we have expanded the BJ’s concept to include menu options that meet our customers’ preferences for any dining occasion. Our menu items are created by our talented culinary team and prepared to order in our restaurants using fresh high-quality ingredients. Our broad menu is an important factor in our differentiation from other casual dining competitors. We evaluate our menu offerings and prices two to three times a year in addition to offering seasonal or limited time only menu items throughout the year. Building on our early pizza legacy, we now offer almost 20 signature flavors of pizza and made-to-order combinations in tavern-cut to deep-dish styles. Our hand-pressed deep-dish pizza dough is double proofed – which means it rises twice – which elevates its presentation and taste. In 2018, we began to slow cook large format proteins including prime rib, turkey and pork, which continued to grow in popularity throughout the year. Our slow roast Prime Rib Special and our Double Bone-in Pork Chop are signature menu items for BJ’s that showcase our higher quality, differentiated positioning. By continually innovating our slow roast offerings, we provide our customers with unique and craveable menu items they can only get at BJ’s. Our menu differentiation also includes our successful EnLIGHTened Entrees® category which features “better for you" selections of lower-calorie, “super” foods, vegetarian and gluten-free options.

•

Offer Award Winning, Proprietary Craft Beer – All of our restaurants feature our award-winning, proprietary craft beers, which we believe showcase the quality and care of the ingredients we use at BJ’s. Our high-quality, craft beers further differentiate BJ’s from many other restaurant concepts and complement our signature deep-dish pizza and other menu items. Our beers have earned over 180 medals at different beer festivals and events, including 35 medals at the Great American Beer Festival and 11 medals at the World Beer Cup. We also offer approximately 30 domestic, imported and “guest” craft beers on tap, in addition to a selection of bottled beers in our restaurants. Additionally, we offer our craft beer for take-out at select restaurant locations and for sale at select retailers. Our large and unique beer offering is intended to enhance BJ’s competitive positioning as a leading retailer of beer in the casual dining segment of the restaurant industry.

•

Provide an Everyday Value Proposition – We strive to offer great everyday value throughout our menu, with diverse price points and unique flavor profiles. Our menu entrées, excluding our promotional specials, generally range in price from $7.25 to $26.50 and our average per-customer check during fiscal 2018, including beverages, was approximately $16.00, compared to the mass market casual dining concepts that have average customer checks of $13.00 to $19.00. To reinforce and highlight our everyday value proposition, our Daily Brewhouse Specials feature iconic food and drink combinations Monday through Thursday and are a key driver of improving customer traffic and loyalty. Our happy hour offerings and lunch specials have further enhanced our strong value equation.

•

A Culture Committed to Service and Hospitality – Great dining experiences start with great people. We have invested carefully to make sure we recruit, select, train and retain employees that can take care of our customers and operate our large and complex restaurants. In addition to hiring great employees, we have invested in productivity and hospitality systems to enhance our ability to deliver the Gold Standard of Operational Excellence that we promise our customers. These systems include a Net Promoter Scoring system that evaluates several key elements of our service including pace, hospitality, value and recommend scores, as well as mystery shopper and customer loyalty programs. Our restaurant teams execute at a high level and treat every customer as if they were family, which drove higher Net Promoter Scores in 2018.

•

Optimize our Customers’’ Time – Time is a finite resource for our customers, and we believe that by being attentive to every detail, we can optimize our customers’ enjoyment when they choose to dine in our restaurants. We introduced hand-held ordering tablets to our servers in 2017, which have helped to improve our pace and productivity, including reducing the time it takes to deliver the first drink or food item to our customers. The tablets have resulted in an improved customer experience and driven higher incident rates for beverages, appetizers and desserts.

•

Making the BJ’s Menu Available Off-Premise – Consumer preferences continue to evolve as e-commerce, mobile shopping and “food-on-demand” to any location continue to gain traction and divert visitation away from traditional brick and mortar shopping locations. To meet these new preferences we have invested in the off-premise channel and continue to grow our capabilities to address this opportunity. We offer specialized large-party and catering menus and collaborate with several third-party delivery partners to provide delivery service from our restaurants. We also leverage our self-developed mobile app, our website and other platforms to ensure our customers can easily enjoy BJ’s menu off-premise.

•

High Energy Atmosphere and Facilities – As part of our competitive positioning as a polished casual dining concept, our restaurants have finishes consistent with more upscale casual dining concepts. All of our restaurants feature high ceilings and have a signature bar statement with large flat screen televisions that can be viewed from any seat. Additionally, we use a variety of higher quality customer touchpoints, including distinctive glassware to fit the beer or beverage style and linen napkins not generally found in casual dining. We believe our large restaurants with a signature bar statement provide our customers with a higher energy dining experience.

RESTAURANT OPERATIONS

Based on internal and publicly available data, we believe that our restaurants, on average, generate relatively high customer traffic per square foot compared to many other casual dining concepts. We have implemented operational systems and procedures to support our desire to run our restaurants “quality fast,” particularly at peak dining periods, in order to effectively and efficiently serve every customer. The typical management team for a BJ’s restaurant consists of a General Manager, an Executive Kitchen Manager and three to five other managers depending on the sales volume of each restaurant. The General Manager is responsible for the day-to-day operations of their restaurant, including hiring, training, and the development of personnel, as well as for sales and operating profit. The Executive Kitchen Manager is responsible for managing food quality and preparation, purchasing, inventories and kitchen labor costs.

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

The General Manager of each restaurant reports to a Director of Operations or an Area Vice President, who reports to a Senior Vice President of Operations or a Vice President of Operations. Additionally, we have Directors of Kitchen Operations who oversee the food quality and safety, kitchen efficiency and consistency in our restaurants and help educate, coach and develop our kitchen managers. Our Directors of Kitchen Operations report to our Senior Vice President of Culinary and Kitchen Innovation. Our Senior and Vice Presidents of Operations report to our Executive Vice President of Operations who oversees all aspects of restaurant operations including kitchen and bar operations, restaurant facility management, new restaurant openings and the roll-out of key operational initiatives.

Each of our restaurants typically employs an average of approximately 110 hourly employees, many of whom work part-time. Our goal is to staff our restaurants with qualified, trained and enthusiastic employees who desire to be an integral part of BJ’s fun, premium casual atmosphere and, at the same time, have the passion, intensity, work ethic and ability to execute our concept correctly and consistently on every shift. In January 2019, we were awarded one of the 2019 Best Practices Awards by TDn2K™ (Transforming Data into Knowledge), the parent company of People Report™, Black Box Intelligence™ and White Box Social Intelligence™. These awards honor restaurant organizations for workplace excellence in their specific segment of the restaurant industry and for setting the standard for overall best-in-class business performance. The Diamond Catalyst Award we received was a tribute to our superior operational and workplace results.

In order to maintain our high standards, all new restaurant hourly employees undergo formal training from certified Employee Instructors at each restaurant. Our restaurant hours of operations are generally from 11:00 a.m. to 12:00 a.m. Sunday through Thursday and 11:00 a.m. to 1:00 a.m. Friday and Saturday. Our restaurants are typically open every day of the year except for Thanksgiving and Christmas. Most of our restaurants currently offer either in-house and/or third party delivery service. Additionally, all of our restaurants offer a call-ahead or online wait list, on-line ordering for dine-in or customer pick-up and reservations for large parties.

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

Our current restaurant format is expected to represent the vast majority of our planned new restaurant growth for the foreseeable future. We may also open new brewpub locations (“brewing restaurants”) to maintain our beer supply as we open more restaurants or where on-site brewing is the only legally permissible way to offer our proprietary craft beer in a particular state.

We seek to secure high-quality, high-profile locations for our “casual plus” restaurants, which we believe have the ability to draw customers from a larger area than most “mass market” casual dining chain restaurants. Since BJ’s has proven that it can be successful in a variety of locations (urban or suburban shopping areas, retail strip centers, lifestyle centers, and entertainment centers – either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. We prefer to open our restaurants at high-profile sites in mature trade areas with dense populations. We generally target geographic regions that allow us to build multiple restaurants in those areas. This “clustering” approach provides economic benefits including lower supply and distribution costs, improved marketing efficiencies, management supervision leverage and increased brand awareness.

During fiscal 2018, we opened five new restaurants and increased our overall total restaurant operating weeks by approximately 4% during the year. During fiscal 2019, we expect to open seven to nine new restaurants. Based on information currently available, we expect to open four restaurants during the first half of fiscal 2019, and the remaining restaurants during the second half of the year.

We typically enter into operating leases for our locations for periods ranging from 10 to 20 years and we obtain lease extension options in most instances. Our lease payment terms vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We may also purchase the land underlying certain restaurant locations if it becomes available. However, it is not our current strategy to own a large number of land parcels that underlie our restaurants. In many cases, we subsequently enter into sale-leaseback arrangements for land parcels that we purchase.

TARGETED NEW RESTAURANT ECONOMICS

Our current restaurant prototypes average approximately 7,500 square feet with seating for as many as 250 customers with a targeted gross construction cost of approximately $4.0 million to $5.0 million, some of which may be reimbursed to us by our landlords in the form of tenant improvement allowance incentives. All potential restaurant locations may not have a tenant improvement allowance available and such allowances, when available, will vary in amount. In selecting sites for our restaurants, an important objective is to earn a suitable rate of return on our investment. However, this return often cannot be meaningfully measured until our restaurants reach their mature sales and profitability levels. Maturation periods vary from restaurant to restaurant, but generally range from two to five years. We currently target a blended 25% return on our net cash invested to build a new restaurant, and a blended 20% return on total capital invested, which includes our net cash invested and a factor for the landlord’s invested capital (based on a capitalized value of minimum rents to be paid to the landlord) for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations.

The return-on-investment targets for our restaurant operations do not include any allocation of opening costs, field supervision and corporate support expense, non-cash items such as depreciation, amortization, equity-related compensation expense, and income taxes, and do not represent a targeted return on our common stock. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants and actual results will usually differ from targeted results and differences may be material. We generally target our new restaurants to achieve average annual sales at maturity of $4.5 million to $5.5 million, and we generally target an average “four wall” estimated operating cash flow margin in the range of 17% to 20% at maturity, after all occupancy expenses.

It is common in the casual dining industry for many new locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” sales period may take up to five years until a new restaurant’s sales eventually settle at a more predictable and sustainable level. Additionally, all of our new restaurants usually require several months or longer after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with more complex casual dining restaurants.

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

Our preopening expense averaged approximately $0.4 million per new restaurant in fiscal 2018. We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and during the month of a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

BREWING OPERATIONS

Sales of our proprietary craft beers represented approximately 6% of our total restaurant sales during fiscal 2018. In substantially all of our restaurants we also offer a wide selection of other popular craft beers on tap. Accordingly, total sales of beer represented approximately 10% of our total restaurant sales during fiscal 2018.

Our internal brewing operations originated in 1996 with the opening of the first large format location in Brea, California, which included our first on-site brewing operation. We currently have five restaurants with brewpub operations and two other brewpub locations around the country. We also utilize qualified independent third party brewers to produce our beer, using our proprietary recipes. Additionally, our on-site and independent third party brewing operations analyze each batch of BJ’s branded beer in internal laboratories and periodically send samples to an independent laboratory for quality control testing purposes. In fiscal 2018, our five restaurants with brewpub operations and two brewpub locations produced approximately 26,000 barrels of BJ’s branded beer, and independent third party brewers produced approximately 31,500 barrels of BJ’s branded beer. Our brewing operations are typically staffed with a head brewer and an assistant brewer, who report to a brewing director. Production planning and quality control are monitored by our corporate brewing operations department which is led by our Senior Vice President of Brewing Operations.

We currently believe that a combination of internal brewing and larger-scale independent third party brewing represents the optimal production method for our craft beers as we continue the national expansion of our restaurants. This approach allows us to get the benefits provided by brewing beer in larger batches, yet also provides us the flexibility to allow our brewing operations to focus on specialty, seasonal and research and development beers. We estimate our total proprietary craft beer requirement to be approximately 62,000 barrels for fiscal 2019, with approximately 53% of that requirement expected to be produced by independent third party brewers.

We also produce our proprietary non-alcoholic craft sodas that are sold in our restaurants. Our craft sodas include root beer, ginger beer, cream, orange and black cherry soda.

MARKETING AND ADVERTISING

We believe that the most effective method, over the long run, to protect and enhance our customer visit frequency is to spend our marketing dollars on the plate and provide better food quality, service and facilities for our customers. However, due to sluggish retail sales growth coupled with the maturation of the casual dining segment of the restaurant industry, we have been prudently increasing our marketing expenditures to improve awareness and brand equity in the markets where we operate. Our marketing spend generally takes the form of limited television for those markets in which we have enough restaurant penetration as well as print, radio, digital and social media programs. We also utilize our loyalty program, BJ’s Premier Rewards Plus®, to engage with our customers and monitor their frequency and purchasing behavior.

Our marketing related expenditures were approximately 2.2%, 2.0%, and 1.9% of revenues for fiscal 2018, 2017, and 2016, respectively. We expect our marketing expenditures in 2019 to continue to be between 2% to 3% of our revenues. However, depending on the current operating conditions for casual dining restaurants, we may decide to increase or decrease our marketing expenditures beyond our current expectations.

CHARITABLE ACTIVITIES

At BJ’s we believe it is important to give back to the communities we serve and to do more good things for more people. In fiscal 2006, we started the BJ’s Restaurants Foundation (the “Foundation”), a 501(c)(3) qualified non-profit charitable organization, is principally dedicated to supporting charities benefiting children’s healthcare and education, with a primary focus on the Cystic Fibrosis Foundation (“CFF”). Our Chairman of the Board of Directors and four of our current executive officers currently serve on the Foundation’s seven-person Board of Directors. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which was created in 1998 and continues to be the heart of BJ’s continued financial support of CFF, to which millions of dollars have been donated throughout the years. In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training programs. These programs, combined with other programs administered by the Foundation, resulted in the donation of approximately $0.4 million to CFF during each of the last three fiscal years.

We also focus on supporting our local communities by providing food and other resources for many worthwhile charitable causes and events through a program called Team Action to Support Communities (“TASC Force”). The TASC Force program recognizes and supports the volunteer efforts of our restaurant employees across the country as they help to give back to the communities in which our restaurants do business. Our restaurant employees volunteer to support community events such as helping to paint a house for needy seniors, assisting in community clean-up campaigns, working at community blood drives, helping with Special Olympics programs, building houses with Habitat for Humanity, supporting local food banks, or volunteering at marathons and other charitable fundraisers. Our TASC Force program has been honored and recognized twice as the recipient of the California Restaurant Association’s Restaurant Neighbor Award, the most community-minded large restaurant chain in the state. We have also received the prestigious Restaurant Neighbor Award in the large business category from the National Restaurant Association.

INFORMATION SYSTEMS

We believe it is extremely important to provide our operators with state of the art, secure technology so that they can better serve our customers and our employees in a productive and efficient manner. These technologies include an automated kitchen display system (“KDS”) and bar display system (“BDS”), a web-based labor scheduling and productivity analyzer system, a theoretical food cost system, an automated front desk table management system and handheld server tablets. Each of these systems is integrated into our Point of Sale (“POS”) system which is used to record sales transactions, send menu orders to our kitchen, batch and transmit credit card transactions, record employee time clock information and produce a variety of management reports. Our KDS is an automated routing and cooking station balancing system which improves cooking station productivity, synchronizes order completion, provides valuable ticket time and cooking time data, and allows for more efficient levels of labor without sacrificing quality. Our BDS is an automated routing and beverage station balancing system which improves beverage station productivity by further leveraging our automation capability. Additionally, our web-based labor scheduling and productivity analyzer automates aspects of the labor scheduling for the managers and employees and produces a number of real-time key performance indicators and productivity reports for our management team, including controls and alerts to assist in complying with federal, state and local labor laws. Our theoretical food cost system and automated food prep system allow us to better measure product yields in our kitchens and help reduce kitchen errors and eliminate excessive waste. Our automated front desk table management system helps us to better optimize the overall seating efficiencies and “table turns” in our restaurants. We also utilize a centralized accounting and human resources system that collects data from our restaurants in order to produce operational and scorecard reporting as well as a data center technology services with cloud based technologies to provide scalability and bursting capabilities which support growth and enable rapid technology deployments. Our electronic human resources workflow solution streamlines and expedites the process of onboarding new employees, while insuring accuracy and facilitating the collection of richer data. In 2019, we will be implementing a new human capital management system, which we expect to further enhance and improve our current capabilities. Our tablet-based inventory technology streamlines our inventory counting process while insuring accuracy. Our BJ’s mobile application, which allows our customers to use their smartphones to order ahead, add their name to our waitlist, pay at the table and manage their loyalty account, among other things, has been well received by our customers. We will continue to develop restaurant and support technologies that help improve the customer experience, employee effectiveness and satisfaction, financial management and cost control. All new technology is thoroughly tested before any company-wide rollout is implemented.

SUPPLY CHAIN MANAGEMENT

Our supply chain department, working together with our culinary, marketing and operations teams, is responsible for the selection and procurement of all of the food ingredients, beverages, products and supplies for our restaurants and brewing operations. Specifications are mandated by the supply chain department in order to consistently maintain the highest quality ingredients and operational materials. Our goal is to obtain the highest quality menu ingredients, products and supplies from reliable sources at competitive prices. In order to maximize operating efficiencies between the purchase and usage, each restaurant’s Executive Kitchen Manager determines daily usage requirements for food ingredients, products and supplies for their restaurant and places all orders with vendors approved by our supply chain department. Our Executive Kitchen Managers also inspect our deliveries to ensure that the items received meet our quality specifications and negotiated prices. For many of our menu ingredients, we have arranged for acceptable alternative manufacturers, vendors, growers and shippers in order to reduce risk in our supply chain. In addition to procuring food ingredients, beverages, products and supplies for our restaurants and brewing operations, the supply chain department also manages the procurement agreements in the areas of energy, transportation and general corporate services.

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

We use Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States to deliver the majority of our food products to our restaurants. In July 2017, after conducting a market evaluation, we entered into a new five-year agreement with DMA. The new agreement expires in June 2022. Jacmar Foodservice Distribution is a member of DMA and is the primary distributor of food and operating supplies for our California and Nevada restaurants. See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding this related party. We have a non-exclusive contract with DMA on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies.

We have an agreement with the largest nationwide foodservice distributor of fresh produce in the United States to service most of our restaurants and, where licensed, to distribute our proprietary craft beer to our restaurants. This distributor currently delivers our proprietary craft beer to approximately 50% of our restaurants.

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

FOOD QUALITY AND SAFETY

Our revenues can be substantially affected by adverse publicity resulting from food quality, illness, or health concerns stemming from incidents occurring at our restaurants as well as incidents that may occur at our competitors’ restaurants. In addition, our revenues can be affected by illness or health concerns stemming from incidents occurring at our suppliers or competing suppliers. We attempt to manage risks of this nature by leveraging food quality and safety controls throughout our supply chain and internal training programs. While we believe that our internal policies and procedures for food safety and sanitation are thorough, the risk of food-borne illness cannot be completely eliminated, and incidents at other restaurant chains or in the food supply chain may affect our restaurants even if our restaurants are not implicated in a food safety concern.

We are committed to serving safe, high quality food. Our food quality and safety teams strive to ensure compliance with our food safety programs and practices, components of which include:

•	Partnering with suppliers to improve food safety processes and technology
•	Food safety training for all new employees
•	Advanced food safety training for management trainees
•	Manager food safety certifications
•	Several layers of audits and inspections:
o	12 unannounced audits per year by an independent third party auditing company
o	BJ’s internal Quality Assurance team audits
o	Operation’s team food safety audits
o	Regulatory inspections
•	Daily food safety checks based on Hazard Analysis and Critical Control Points (“HACCP”) principles
•	Utilization of technology to manage food safety risks

RELATED PARTY TRANSACTIONS

James Dal Pozzo, the Chairman of the Board of the Jacmar Companies (“Jacmar”), is a member of our Board of Directors. Jacmar, through its affiliation with DMA, a consortium of large, regional food distributors located throughout the United States, is currently our largest distributor of food, beverage, paper products and supplies. In 2006, we began using DMA to deliver the majority of our food products to our restaurants. In July 2017, after conducting a market evaluation, we entered into a new five-year agreement with DMA. The new agreement expires in June 2022. Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. Under the terms of our agreement with DMA, Jacmar is required to sell products to us at the same prices as the other DMA distributors. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other third party vendors and are included in “Cost of sales” on our Consolidated Statements of Income. See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for more information on related party transactions.

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

Alcoholic beverage control regulations require each of our restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on and off premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations impact numerous aspects of the daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.

Our restaurants and brewing operations are subject to “tied house” laws and the “three tier system” of beverage alcohol distribution, which were introduced by various states after the repeal of Prohibition. These laws generally prohibit brewers from holding an interest in retail licenses and require manufacturers, distributors and retailers to remain separate “tiers.” Over the last 25 years, “brewpubs,” which are both retailers and onsite brewers, have been authorized by law in most states through specific exceptions to these laws. These exceptions are unique to each state and do not mirror one another. However, brewpubs are generally licensed as retailers and do not have the same privileges as microbreweries, and the privileges of, and restrictions imposed on, brewpubs vary from state to state. These restrictions sometimes prevent us from operating both brewpubs and restaurants in some states. We believe that we are currently in compliance with the brewpub regulations in the states where we hold such licenses. However, there is some risk that a state’s brewpub regulations or the interpretation of these regulations may change in a way that could impact our current model of brewing beer and/or supplying beer to our restaurants in that state. We apply for our alcoholic beverage licenses with the advice of outside legal and licensing counsel and consultants. Even after the issuance of these licenses, our operations could be subject to differing interpretations of the “tied house” laws and the requirements of the “three tier system” of beverage alcohol distribution in any jurisdiction that we conduct business. Additionally, the failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

We are subject to “dram-shop” statutes in California and other states in which we operate. Those statutes generally provide a person who has been injured by an intoxicated person the right to recover damages from an establishment that has wrongfully served alcoholic beverages to such person. We carry liquor liability coverage, as part of our existing comprehensive general liability insurance, which we believe is consistent with the coverage carried by other entities in the restaurant industry and would help protect us from exposure created by possible claims. Even though we carry liquor liability insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a materially adverse effect on us. Regardless of whether any claims against us are valid or whether we are liable, claims may also be expensive to defend and may divert management’s time and our financial resources away from our operations. We may also be adversely affected by publicity resulting from such claims.

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

EMPLOYEES

On February 25, 2019, we employed approximately 22,000 employees at our 202 restaurants. Most of our employees in our restaurant operations provide their services on a part-time basis, as defined by the Affordable Care Act. We also employed approximately 215 employees at our restaurant support center and in our field supervision organization. We believe that we maintain favorable relations with our employees. Currently, no unions or collective bargaining arrangements are in place at our Company.

INSURANCE

We maintain property and casualty insurance with coverage and limits we believe are currently appropriate for our operations. We retain a substantial portion of our workers’ compensation and general liability costs through self-insured retentions and large deductibles. There is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits; that we can continue to obtain and maintain such insurance at all; or that our premium costs will not rise to an extent that they will adversely affect our ability to economically obtain or maintain such insurance. We carry employment practices insurance, which covers claims involving matters such as harassment, discrimination, and wrongful termination; however, it excludes wage and hour claims and other matters. A settlement or judgment against us in excess of, or outside of, our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position and business. See “Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances” in “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and other members of the senior leadership team as of February 25, 2019:

Name	Age	Position
Gregory A. Trojan	59	Chief Executive Officer and Director
Gregory S. Levin	51	President, Chief Financial Officer and Secretary

Gregory S. Lynds	57	Executive Vice President and Chief Development Officer
Lon F. Ledwith	61	Executive Vice President, Operations
Kevin E. Mayer	49	Executive Vice President and Chief Marketing Officer
Kendra D. Miller	44	Executive Vice President, General Counsel and Assistant Secretary
Brian S. Krakower	48	Senior Vice President and Chief Information Officer

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

GREGORY S. LEVIN has served as our President, Chief Financial Officer and Secretary since January 2018. He previously served as our Executive Vice President, Chief Financial Officer and Secretary from June 2008 to December 2017, as our Executive Vice President and Chief Financial Officer from October 2007 to May 2008, and as Chief Financial Officer from September 2005 to September 2007. From February 2004 to August 2005, Mr. Levin served as Chief Financial Officer and Secretary of SB Restaurant Company, a privately held company that operated the Elephant Bar Restaurants. From 1996 to 2004, Mr. Levin was employed by California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President, Chief Financial Officer and Secretary. Earlier in his career, he served as an audit manager with Ernst & Young LLP.

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

LON F. LEDWITH has served as our Executive Vice President of Operations since April 2015. Prior to this responsibility, he served as our Senior Vice President of Operations Talent Development from January 2010 to March 2015, as our Senior Vice President of Restaurant Operations from April 2006 to December 2009, and as Vice President of Operations from February 2004 to March 2006. From July 1981 to November 2003, Mr. Ledwith was employed by Brinker International, Inc., where his last position was Regional Vice President of the Chili’s Grill & Bar concept.

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

KENDRA D. MILLER has served as our Executive Vice President, General Counsel and Assistant Secretary since January 2019. Ms. Miller previously served as Senior Vice President, General Counsel and Assistant Secretary from March 2011 to December 2018. From August 2008 to February 2011, Ms. Miller practiced law as a partner at the international law firm of Crowell & Moring LLP in Irvine, California. From January 2001 to August 2008, she was employed by Carlton, DiSante & Freudenberger LLP, where she became a partner in January 2008. From September 1999 to December 2000, she practiced law at Paul, Hastings, Janofsky & Walker LLP in Los Angeles, California. In her private practice, she litigated on behalf of and counseled numerous restaurant chains on employment law and business matters.

BRIAN S. KRAKOWER has served as our Senior Vice President and Chief Information Officer since February 2013. Prior to joining the Company, Mr. Krakower served as Chief Technology Officer for Restaurant Revolution Technologies, a restaurant order management technology solutions company. From 2007 to 2012, Mr. Krakower was employed by California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, where his last position was Vice President of Information Technology. From 2003 to 2007, Mr. Krakower served as Senior Director of Information Technology - Corporate Systems for

The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants. Prior to that, Mr. Krakower was employed by House of Blues Entertainment, Inc., an operator of restaurant and music venues, concerts and media properties, where he served as its Senior Director of Information Systems & Technology from 1997 to 2003.

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

As part of our marketing efforts, we use a variety of digital platforms including search engines, mobile, online videos and social media platforms such as Facebook®, Twitter® and Instagram® to attract and retain customers. We also test new technology platforms to improve our level of digital engagement with our customers and employees to help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement. Our brand could also be confused with brands that have similar names, including but not limited to brands such as BJ’s Wholesale Club and other unaffiliated restaurants that use “BJ’s” in their names. As a result, our brand value may be adversely affected by any negative publicity related to others that use “BJ’s” in their brand names. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, we are aware of names and marks identical or similar to our service marks being used from time to time by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks may diminish the value of our brands and adversely affect our business.

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

Any deterioration in general economic conditions, which may have a material adverse impact on our landlords or on businesses neighboring our locations, may adversely affect our revenues and results of operations.

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

Changes in consumer buying patterns, particularly e-commerce sites and off premise sales affect our revenues, operating results and liquidity.

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

In the last several years, off premise sales, specifically delivery, have increased due to consumer demand for convenience. While we plan to continue to invest in the growth of our off premise sales, there can be no guarantee that we will be able to increase our off premise sales. Off premise sales could also cannibalize dine in sales, or our systems and procedures may not be sufficient to handle off premise sales, which require additional investments in technology or people. Additionally, a large percentage of delivery from our restaurants is through third party delivery companies. These third party delivery companies require us to pay them a commission, which lower our profit margin on those sales; however, we believe that the majority of such sales are incremental. Any bad press, whether true or not, regarding third party delivery companies or their business model may negatively impact our sales. If these third party delivery companies cease doing business with us, or cannot make their scheduled deliveries, or do not continue their relationship with us on favorable terms, it will have a negative impact on sales or result in increased third party delivery fees.

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

Our ability to successfully grow our business depends, in part, on the availability of adequate capital to finance the development of additional new restaurants and other growth related expenses. Changes in our operating plans, acceleration of our expansion plans, a decision to acquire another restaurant concept, increases or changes in our share repurchase program or dividends, lower than anticipated revenues, unanticipated and/or uncontrollable events in the capital or credit markets that impact our liquidity, lower than anticipated tenant improvement allowances offered by landlords, increased expenses or other events, including those described in this Annual Report on Form 10-K, may cause us to seek additional debt or equity financing on an accelerated basis in the event our cash flow from operations is insufficient. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed may adversely affect our growth and other plans, as well as our financial condition. Additional equity financing, if available, may be dilutive to the holders of our common stock and adversely affect the price of our common stock. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. In addition, disruptions in the global credit and equity markets, including unanticipated and/or uncontrollable events, may have an adverse effect on our liquidity and our ability to raise additional capital if and when required.

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

Any strain on our infrastructure and resources due to growth, which may slow down development of new restaurants may adversely affect our ability to manage our existing restaurants.

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

Our suppliers’ inability to continue to do business with or the alteration of the terms on which they do business with us may adversely affect our operations.

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

Our corporate office is located in California and a significant number of our restaurants are located in California, Texas and Florida which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions that are more prevalent in those states.

Our corporate office is located in California and a significant number of our restaurants are concentrated in California, Texas and Florida. As a result, we are particularly susceptible to adverse trends and economic conditions in those states. Many states and municipalities in which our restaurants are located may experience severe revenue and budget shortfalls. Additionally, changes in state and municipal-level regulatory requirements, such as increases to the minimum wage rate, income taxes, unemployment insurance, as well as other taxes, mandatory healthcare coverage or paid leave where we operate or may desire to operate restaurants, may adversely impact our financial results. Additionally, we believe that California is subject to a greater risk for earthquakes, fires, water shortages, energy fluctuations and other natural and man-made disasters than most other states.

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

Any adverse changes in the supply of food, labor, brewing, energy and other expenses, including those resulting from climate change, may adversely affect our operating results.

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

The overall cost environment for food commodities can be volatile primarily due to domestic and worldwide agricultural supply/demand and other macroeconomic factors that are outside of our control. The availability and prices of food commodities are also influenced by energy prices, droughts, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, government regulated tariffs and other issues. Virtually all commodities purchased and used in the restaurant industry (meats, grains, oils, dairy products, and energy) have varying amounts of inherent price volatility associated with them. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants and brewpubs, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which may result in higher costs for goods and services supplied to us. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control. In addition, raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar, government regulated tariffs and increases in local demand, which may increase our costs and negatively impact our profitability.

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

Some jurisdictions in which we operate have recently enacted new requirements that require us to adopt and implement a HACCP system for managing food safety and quality. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. We expect to incur certain costs to comply with these regulations, and these costs may be more than we anticipate. If we fail to comply with these laws or regulations, our business may experience a material adverse effect.

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

The success of our business continues to depend on the contributions of our senior management team, both individually and as a group. Our senior executives have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals may materially adversely affect our business until a suitable replacement is found. We believe that these individuals cannot easily be replaced with executives of equal experience and capabilities. Although we have an employment agreement with our Chief Executive Officer, we cannot prevent him from terminating his employment with us.

Additionally, when unemployment levels are at historic lows as they currently are, it is difficult and more expensive for us to fully staff our restaurants. While we do our best to avoid business interruptions in our operating restaurants as well as delays in opening our new restaurants, there is no guarantee or assurance that we can avoid this in the future.

Litigation, including allegations of illegal, unfair or inconsistent employment practices may have a material adverse effect on our business.

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

The occurrence or threat of extraordinary events, including terrorist attacks, may cause consumer spending to decline and adversely affect our sales and results of operations.

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

The occurrence of natural disasters, such as fires, hurricanes, freezing weather or earthquakes (particularly in California where our centralized operating systems and restaurant support center administrative personnel are located) may unfavorably affect our operations and financial performance. In addition, climate change may increase the frequency and severity of weather-related events and conditions, such as drought and forest fires. Any of the foregoing events may result in physical damage, temporary or permanent closure, lack of an adequate work force, or temporary or long-term disruption in the supply of food, beverages, electric, water, sewer and waste disposal services necessary for our restaurants or restaurant support center to operate.

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

Our ability to pay regular dividends or repurchase stock will depend on our ability to generate sufficient cash flows from operations, as supplemented by proceeds from the exercise of employee stock options and our capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. The inability to pay regular dividends or complete stock repurchases under our previously announced repurchase program may negatively impact investor perception of us, and may therefore affect the market price and volatility of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of February 25, 2019, we operated a total of 202 restaurants located in the following 27 states:

Number of Restaurants
Alabama	2
Arizona	6
Arkansas	2
California	63
Colorado	5
Florida	22
Indiana	5
Kansas	1
Kentucky	3
Louisiana	3
Maryland	6
Michigan	2
Nevada	5
New Jersey	1
New Mexico	2
New York	3
North Carolina	2
Ohio	12
Oklahoma	3
Oregon	3
Pennsylvania	4
Rhode Island	1
South Carolina	1
Tennessee	1
Texas	34
Virginia	6
Washington	4
202

The average interior square footage of our restaurants is approximately 8,100 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit.

As of February 25, 2019, 201 of our 202 existing restaurants are located on leased properties. We own the underlying land for one of our existing restaurants, two of our restaurants that will be opened in fiscal 2019 and our Texas brewpub locations. We also own two parcels of land adjacent to two of our operating restaurants. There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rent) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our restaurant support center (“RSC”) is located in an approximate 56,000 square foot leased space in Huntington Beach, California. Our RSC lease expires August 31, 2024.

ITEM 3. LEGAL PROCEEDINGS

See Note 6 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a summary of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on The NASDAQ Global Select Market under the symbol “BJRI.” As of February 22, 2019, we had approximately 65 shareholders of record and we estimate that there were approximately 15,000 beneficial shareholders.

STOCK-PERFORMANCE GRAPH

The Company has elected to use the S&P 600 Restaurant Index as its peer group for fiscal year 2018 versus the custom peer group it has used in prior years. The Company believes the S&P 600 Restaurant Index is a better and more reliable indicator of its peers, especially in light of the fact that individual peers may be acquired or sold periodically.

The following chart compares the five-year cumulative total stock performance of our common stock, the S&P 600 Restaurant Index, the S&P 500 Index and the Company’s prior peer group. The prior peer group consists of: Bloomin’ Brands, Inc., Brinker International, Inc., The Cheesecake Factory Incorporated, Chuy’s Holdings, Inc., Darden Restaurants, Inc., Famous Dave’s of America, Inc., Kona Grill, Inc., Red Robin Gourmet Burgers, Inc., and Texas Roadhouse, Inc. (Class A). These companies all compete in the “casual dining” segment of the restaurant industry. In February 2018 and May 2018, Buffalo Wild Wings, Inc. and Bravo Brio Restaurant Group, respectively, became private companies and therefore were removed from the peer group for fiscal year 2018.

The graph assumes that $100 was invested on December 31, 2013, in our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

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

STOCK-BASED COMPENSATION PLAN INFORMATION

We have a shareholder approved stock-based compensation plan, the 2005 Equity Incentive Plan (“the Plan”), under which we may issue shares of our common stock to employees, officers, directors and consultants. Under the Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards as of January 1, 2019 (share numbers in thousands):

	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans
Stock-based compensation plans approved by shareholders	1,187	$38.14	430
Stock-based compensation plans not approved by shareholders	—	—	—
Total	1,187		430

DIVIDEND POLICY AND STOCK REPURCHASES

Since the fourth quarter of fiscal 2017, we have paid quarterly cash dividends. While we intend to continue to pay quarterly cash dividends in future periods, any decisions to pay or to increase or decrease cash dividends will be reviewed and declared by the Board of Directors at its discretion. Debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay.

As of January 1, 2019, we have cumulatively repurchased shares valued at approximately $377.8 million in accordance with our approved share repurchase plan. Approximately $20.3 million of these shares were repurchased during fiscal 2018. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As January 1, 2019, we have approximately $22.2 million available under the current $400 million share repurchase plan approved by our Board of Directors. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during fiscal 2018:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/03/18 – 01/30/18	25,766	$36.85	25,766	$—	$41,593,499
01/31/18 – 02/27/18	22,449	$36.83	22,449	$—	$40,766,591
02/28/18 – 04/03/18	86,399	$43.86	86,399	$—	$36,976,773
04/04/18 – 05/01/18	14,031	$44.62	14,031	$—	$36,350,665
05/02/18 – 05/29/18	9,498	$52.50	9,498	$—	$35,852,051
05/30/18 – 07/03/18	—	$—	—	$—	$35,852,051
07/04/18 – 07/31/18	—	$—	—	$—	$35,852,051
08/01/18 – 08/28/18	—	$—	—	$—	$35,852,051
08/29/18 – 10/02/18	—	$—	—	$—	$35,852,051
10/03/18 – 10/30/18	—	$—	—	$—	$35,852,051
10/31/18 – 11/27/18	57,827	$59.21	57,827	$—	$32,428,197
11/28/18 – 01/01/19	189,196	$54.00	189,196	$—	$22,212,098
Total	405,166		405,166

(1)	Period information is presented in accordance with our fiscal months during fiscal 2018.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the five fiscal years ended January 1, 2019, are derived from our audited consolidated financial statements. All fiscal years presented consist of 52 weeks with the exception of fiscal year 2016 which consists of 53 weeks. This selected consolidated financial data should be read in conjunction with our consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Fiscal Year
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Revenues	$1,116,948	$1,031,782	$993,052	$919,597	$845,569
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	281,953	268,707	251,460	226,942	212,979
Labor and benefits	400,745	371,220	345,370	317,050	298,703
Occupancy and operating	239,446	219,863	204,583	192,739	182,149
General and administrative	60,449	55,447	55,406	53,827	51,558
Depreciation and amortization	70,439	68,665	64,275	59,417	55,387
Restaurant opening	2,298	3,873	6,977	6,562	4,973
Loss on disposal and impairment of assets	4,048	4,775	2,971	2,908	1,963
Gain on lease termination, net	—	—	—	(2,910)	—
Natural disaster and related	—	905	—	—	—
Severance and legal settlements	—	423	369	—	2,431
Total costs and expenses	1,059,378	993,878	931,411	856,535	810,143

Income from operations	57,570	37,904	61,641	63,062	35,426
Other (expense) income:
Interest expense, net	(4,838)	(4,501)	(1,730)	(1,015)	(238)
Other (expense) income, net	(735)	1,987	1,180	60	1,135
Total other (expense) income	(5,573)	(2,514)	(550)	(955)	897

Income before income taxes	51,997	35,390	61,091	62,107	36,323

Income tax expense (benefit)	1,187	(9,390)	15,534	16,782	8,926
Net income	$50,810	$44,780	$45,557	$45,325	$27,397

Net income per share:
Basic	$2.42	$2.10	$1.91	$1.76	$0.99
Diluted	$2.35	$2.06	$1.88	$1.73	$0.97

Weighted average number of shares outstanding:
Basic	20,958	21,374	23,824	25,718	27,710
Diluted	21,584	21,772	24,233	26,231	28,316

Consolidated Balance Sheets Data (end of period):
Cash and cash equivalents	$29,224	$24,335	$22,761	$34,604	$30,683
Total assets	$695,107	$683,550	$691,312	$681,665	$647,083
Total long-term debt (including current portion)	$95,000	$163,500	$148,000	$100,500	$58,000
Shareholders’ equity	$309,221	$258,729	$274,897	$316,483	$348,689

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of February 25, 2019, we owned and operated 202 restaurants located in 27 states as described in Item 2 - Properties - “Restaurant Locations” in this Form 10-K. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes. Our menu features BJ’s award‑winning, signature deep-dish pizza, our proprietary craft and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert.

We intend to continue opening new BJ’s restaurants in high profile locations within densely populated areas in both existing and new markets. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, over the long-term we do not expect to achieve sustained increases in comparable restaurant sales in excess of our increase in average check for our mature restaurants, assuming we are able to retain our customer traffic levels in those restaurants. Therefore, we currently expect that the majority of our year-over-year revenue growth for fiscal 2019 will be derived from new restaurant openings, the carryover impact of partial-year openings during fiscal 2018, off-premise sales growth and increases in our average check.

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

All of our restaurants are Company-owned. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Customer traffic for our restaurants is estimated based on customer checks.

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

	Fiscal Year
	2018	2017	2016	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.2	26.0	25.3	24.7	25.2
Labor and benefits	35.9	36.0	34.8	34.5	35.3
Occupancy and operating	21.4	21.3	20.6	21.0	21.5
General and administrative	5.4	5.4	5.6	5.9	6.1
Depreciation and amortization	6.3	6.7	6.5	6.5	6.6
Restaurant opening	0.2	0.4	0.7	0.7	0.6
Loss on disposal and impairment of assets	0.4	0.5	0.3	0.3	0.2
Gain on lease termination, net	—	—	—	(0.3)	—
Natural disaster and related	—	0.1	—	—	—
Severance and legal settlements	—	—	—	—	0.3
Total costs and expenses	94.8	96.3	93.8	93.1	95.8

Income from operations	5.2	3.7	6.2	6.9	4.2
Other (expense) income:
Interest expense, net	(0.4)	(0.4)	(0.2)	(0.1)	—
Other (expense) income, net	(0.1)	0.2	0.1	—	0.1
Total other (expense) income	(0.5)	(0.2)	(0.1)	(0.1)	0.1

Income before income taxes	4.7	3.4	6.2	6.8	4.3

Income tax expense (benefit)	0.1	(0.9)	1.6	1.8	1.1
Net income	4.5%	4.3%	4.6%	4.9%	3.2%

52 WEEKS ENDED JANUARY 1, 2019 (FISCAL 2018) COMPARED TO THE 52 WEEKS ENDED JANUARY 2, 2018 (FISCAL 2017)

Revenues. Total revenues increased by $85.2 million, or 8.3%, to $1.1 billion during fiscal 2018, from $1.0 billion during fiscal 2017. The increase in revenues primarily consisted of a $32.4 million increase in sales from new restaurants not yet in our comparable restaurant sales base, a 5.3%, or $52.3 million, increase in comparable restaurant sales and $1.4 million in gift card breakage revenue, offset by $0.9 million of revenues which have been deferred until the related loyalty points are redeemed in accordance with ASU 2016-10, which was adopted at the beginning of fiscal 2018. The increase in comparable restaurant sales resulted from an increase in average check of approximately 3.7%, coupled with an increase in customer traffic of approximately 1.6%.

Cost of Sales. Cost of sales increased by $13.2 million, or 4.9%, to $282.0 million during fiscal 2018, from $268.7 million during fiscal 2017. This increase was primarily due to the opening of five new restaurants during fiscal 2018. As a percentage of revenues, cost of sales decreased to 25.2% for fiscal 2018 from 26.0% for the prior fiscal year. This percentage decrease is primarily due to higher menu pricing, improved operational efficiencies related to our slow roast menu and less discounting compared to prior year.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $29.5 million, or 8.0%, to $400.7 million during fiscal 2018, from $371.2 million during fiscal 2017. This increase was primarily due to the opening of five new restaurants during fiscal 2018. As a percentage of revenues, labor and benefit costs decreased slightly to 35.9% for fiscal 2018 from 36.0% for the prior fiscal year. This was primarily due to our ability to leverage the fixed component of these expenses from comparable restaurant sales increases, offset by higher restaurant incentive compensation and higher management and hourly wages, as well as increases in workers compensation costs. During fiscal 2019, we expect continued cost pressures related to minimum wage increases as well as tightening labor market conditions. Included in labor and benefits for fiscal 2018 and 2017 was approximately $2.3 million and $1.9 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management employees.

Occupancy and Operating. Occupancy and operating expenses increased by $19.6 million, or 8.9%, to $239.4 million during fiscal 2018, from $219.9 million during fiscal 2017. This increase was primarily due to the opening of five new restaurants during fiscal 2018. As a percentage of revenues, occupancy and operating expenses increased to 21.4% for fiscal 2018 from 21.3% for the prior fiscal year. This percentage increase was primarily due to increased marketing, fees related to delivery sales, and higher facilities costs for our handheld server tablets, partially offset by our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and from comparable restaurant sales increases.

General and Administrative. General and administrative expenses increased by $5.0 million, or 9.0%, to $60.4 million during fiscal 2018, from $55.4 million during fiscal 2017. As a percentage of revenues, general and administrative expenses were 5.4% for fiscal 2018 and the prior fiscal year. This percentage remained consistent primarily due to the leveraging of our costs over a higher revenue base from new restaurants and comparable restaurant sales increases, offset by an increase in cash based incentive compensation. Also included in general and administrative costs for fiscal 2018 and 2017 was approximately $6.0 million and $5.1 million, or 0.5% of revenues, respectively, of stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization increased by $1.8 million, or 2.6%, to $70.4 million during fiscal 2018, compared to $68.7 million during fiscal 2017. This increase was primarily due to depreciation expense related to the five new restaurants opened during fiscal 2018. As a percentage of revenues, depreciation and amortization decreased to 6.3% for fiscal 2018 from 6.7% for the prior fiscal period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses from our comparable restaurant sales increase.

Restaurant Opening. Restaurant opening expense decreased by $1.6 million, or 40.7%, to $2.3 million during fiscal 2018, compared to $3.9 million during fiscal 2017. This decrease was due to the opening of five new restaurants during fiscal 2018, compared to 10 new restaurants during fiscal 2017.

Loss on Disposal and Impairment of Assets. The loss on disposal and impairment of assets decreased by $0.7 million, or 15.2%, to $4.0 million during fiscal 2018, compared to $4.8 million during fiscal 2017. This decrease was primarily due to the write-off of the remaining net book value of certain convection ovens and point of sale terminals in fiscal 2017, following the rollout of our new slow roasting ovens and server handheld point of sale tablets.

Natural Disaster and Related. Natural disaster and related expense of $0.9 million during fiscal 2017 related to property damages, food spoilage, labor and other expenses caused by Hurricanes Harvey and Irma, in excess of our related insurance coverage.

Severance and Legal Settlements. Severance and legal settlements was $0.4 million during fiscal 2017 related to a reorganization at the Company’s restaurant support center.

Interest Expense, Net. Interest expense, net increased by $0.3 million to $4.8 million during fiscal 2018, compared to $4.5 million during fiscal 2017. This increase was due to higher interest rates during fiscal 2018, compared to fiscal 2017.

Other Expense, Net. Other expense, net increased by $2.7 million to $0.7 million during fiscal 2018, compared to other income, net of $2.0 million during fiscal 2017. This increase was primarily due to the adoption of ASU 2016-10, resulting in the reclassification of gift card breakage from other income to revenues.

Income Tax Expense (Benefit). Our effective income tax rate for fiscal 2018, was 2.3% compared to -26.5% for fiscal 2017. For fiscal 2018, our income tax rate differed from the statutory income tax rate primarily due to recurring federal tax credits and a $3.9 million excess tax benefit from equity awards. For fiscal 2017, we recorded a net tax benefit of 26.5%, which principally was attributable to a 44.4% rate benefit realized from the re-measurement of our net deferred tax liability as a result of lower tax rates enacted as part of the 2017 Tax Cut and Jobs Act.

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

Income Tax (Benefit) Expense. As a result of the 2017 Tax Cut and Jobs Act, for fiscal 2017, we recorded a net tax benefit of (26.5%) principally as a result of a 44.4% rate benefit from the re-measurement of our net deferred tax liability to the new lower corporate tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	January 1, 2019	January 2, 2018
Cash and cash equivalents	$29,224	$24,335
Net working capital	$(71,938)	$(62,212)
Current ratio	0.5:1.0	0.5:1.0

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

We currently estimate the total domestic capacity for BJ’s restaurants to be at least 425, given the size of our current restaurant prototype and the current structure of the BJ’s concept and menu. We expect to fund our growth plans using cash from our ongoing operations, our cash balance on hand, proceeds from employee stock option exercises, tenant improvement allowances from our landlords and our $250 million Credit Facility. Depending on the expected level of new restaurant development, tenant improvement allowances that we receive from our landlords, other planned capital investments including ongoing maintenance capital expenditures, and results from our ongoing operations, we may not generate enough cash flow from operations to completely fund our plans. In addition, share repurchases and our quarterly cash dividend or any significant increases in such repurchases or dividends may impact our available capital resources. Accordingly, we continue to actively monitor overall conditions in the capital and credit markets with respect to the potential sources and the timing of additional financing in order to enhance total shareholder return. However, there can be no assurance that such financing will be available if required or available on terms acceptable to us. If we are unable to secure additional capital resources, when needed, we may be required to reduce our planned rate of expansion, share repurchases, quarterly cash dividends or other shareholder return initiatives.

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. While our operating lease obligations currently are not required to be reflected as indebtedness on our Consolidated Balance Sheets, effective the first quarter of fiscal 2019, in accordance with the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), they will be reflected on our Consolidated Balance Sheets as right-of-use assets and operating lease liabilities. See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding recently issued accounting standards. Currently, the minimum rents and other related lease obligations, such as common area expenses, under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize debt in our capital structure.

We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for one of our existing restaurants, two of our restaurants that will be opened in fiscal 2019 and our Texas brewpub locations. We also own two parcels of land adjacent to two of our restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we have subsequently entered into sale-leaseback arrangements for land parcels that we previously purchased. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

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

CASH FLOWS

The following tables set forth, for the years indicated, our cash flows from operating, investing, and financing activities (dollar amounts in thousands):

	Fiscal Year
	2018	2017	2016
Cash provided by operating activities	$132,917	$107,036	$138,359
Net cash used in investing activities	(55,463)	(52,831)	(104,852)
Net cash used in financing activities	(72,565)	(52,631)	(45,350)
Net increase (decrease) in cash and cash equivalents	$4,889	$1,574	$(11,843)

Operating Cash Flows

Net cash provided by operating activities was $132.9 million during fiscal 2018, representing a $25.9 million increase from the $107.0 million provided during fiscal 2017. The increase in cash from operating activities for fiscal 2018, in comparison to fiscal 2017, is primarily due to higher net income, coupled with the change in deferred income taxes and the timing of payables and accrued expenses, offset by the timing of accounts and other receivables.

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

Investing Cash Flows

Net cash used in investing activities was $55.5 million during fiscal 2018, representing a $2.6 million increase from the $52.8 million used in fiscal 2017. The increase over prior year is primarily due to lower proceeds from sale-leaseback transactions, offset by lower investment in new restaurant openings as a result of five fewer openings.

Net cash used in investing activities was $52.8 million during fiscal 2017, representing a $52.0 million decrease from the $104.9 million used in fiscal 2016. The decrease over prior year is primarily due to a lower investment in new restaurant openings as a result of seven fewer openings, offset by proceeds from three sale-leaseback transactions in fiscal 2017.

The following table provides, for the years indicated, the components of capital expenditures (dollar amounts in thousands):

	Fiscal Year
	2018	2017	2016
New restaurants	$27,159	$39,049	$86,960
Restaurant maintenance and key productivity initiatives	32,642	30,938	21,670
Restaurant and corporate systems	1,163	749	733
Total capital expenditures	$60,964	$70,736	$109,363

We expect to open seven to nine new restaurants in fiscal 2019, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2019 new restaurant locations. Our new restaurant unit economics continue to warrant an appropriate allocation of our available capital, and we will continue to balance new restaurant growth with our commitment to drive shareholder returns through our share repurchase program and quarterly cash dividends.

We currently anticipate our total capital expenditures for fiscal 2019, including all expenditure categories, to be approximately $70 million to $80 million, including a new human capital management system, as well as increased construction and development costs for our restaurant openings as a result of higher tariffs and labor costs. We expect to fund our anticipated capital expenditures for fiscal 2019 with our current cash balance on hand, expected cash flows from operations, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $72.6 million during fiscal 2018, representing a $19.9 million increase from the $52.6 million used in fiscal 2017. The increase over prior year is primarily due to higher debt repayment during fiscal 2018.

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

As of fiscal 2018, we have cumulatively repurchased shares valued at approximately $377.8 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $20.3 million during fiscal 2018. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of January 1, 2019, we have approximately $22.2 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases, or on the amount of dividends we pay, as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of January 1, 2019, we are not involved in any off-balance sheet arrangements.

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

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices of our menu items or adjusting our menu mix, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions will limit our menu pricing flexibility. In addition, macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent. There can be no assurance that all of our future cost increases can be offset by higher menu prices or that higher menu prices will be accepted by our restaurant customers without any resulting changes in their visit frequencies or purchasing patterns. Many of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

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

In February 2016, the FASB issued guidance, which requires a lessee to recognize most leases on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. Currently, all of our restaurant and our restaurant support center leases are accounted for as operating leases, and therefore are not recorded within our balance sheet. This guidance will be effective for fiscal years beginning after December 15, 2018. We expect this adoption will result in a material increase in the assets and liabilities on our Consolidated Balance Sheets, but will likely have an insignificant impact on our Consolidated Statements of Income.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our future estimated cash payments under existing contractual obligations as of January 1, 2019, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$602,337	$50,373	$100,979	$96,357	$354,628
Purchase obligations (2)	17,649	11,541	4,076	2,032	—
Total	$619,986	$61,914	$105,055	$98,389	$354,628

Other Obligations:
Long-term debt	$95,000	$—	$95,000	$—	$—
Interest (3)	10,291	3,558	6,733	—	—
Standby letters of credit	14,266	14,266	—	—	—
Total	$119,557	$17,824	$101,733	$—	$—

(1)	For more detailed description of our operating leases, refer to Note 6 in the accompanying Consolidated Financial Statements.
(2)	Amounts represent non-cancelable commitments for the purchase of goods and other services.
(3)

We have assumed $95.0 million remains outstanding under our Credit Facility until the maturity date of November 18, 2021, using the interest rate in effect on January 1, 2019, which was approximately 3.77%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $250 million unsecured Credit Facility of which $95.0 million is currently outstanding that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced stock repurchase and dividend programs and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.7 million annual impact on our net income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2019, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2019, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2019.

Ernst & Young LLP, the independent registered public accounting firm has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BJ’s Restaurants, Inc.

Opinion on Internal Control over Financial Reporting

We have audited BJ’s Restaurants, Inc.’s internal control over financial reporting as of January 1, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BJ’s Restaurants, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BJ’s Restaurants, Inc. as of January 1, 2019 and January 2, 2018, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 1, 2019 and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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

February 25, 2019

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

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the SEC no later than 120 days after the close of the year ended January 1, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 1, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 1, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 1, 2019.

See Part II, Item 5 – “Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Stock-Based Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 1, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 1, 2019 and January 2, 2018

Consolidated Statements of Income for Each of the Three Fiscal Years in the Period Ended January 1, 2019

Consolidated Statements of Shareholders’ Equity for Each of the Three Fiscal Years in the Period Ended January 1, 2019

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended January 1, 2019

Notes to the Consolidated Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Form 10-K for the year ended January 2, 2018.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 to the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the Form 10-K for the year ended January 2, 2005.

3.4	Certificate of Amendment of Articles of Incorporation, dated June 8, 2010, incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 28, 2010.

4.1

Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB‑2A filed with the Securities and Exchange Commission on August 22, 1996 (File No. 3335182‑LA) (as amended, the “Registration Statement”).

10.1*	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended January 2, 2018.

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

10.15*	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on or about March 14, 2008.

10.16*	[Reserved]

Exhibit Number	Description
10.17*	Employment Agreement, dated September 6, 2005, between the Company and Gregory S. Levin, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 3, 2005.

10.18*	Employment Agreement, effective March 1, 2011, between the Company and Kendra D. Miller, incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 9, 2011.

10.19*	Employment Agreement dated October 28, 2012, between the Company and Gregory A. Trojan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 29, 2012.

10.20*	Employment Agreement dated January 28, 2013, between the Company and Brian S. Krakower, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.

10.21*	Consulting Agreement, dated February 1, 2013, between the Company and Gerald W. Deitchle, incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 6, 2013.

10.22*	Employment Agreement effective July 9, 2014, between the Company and Kevin E. Mayer, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2014.

10.23*	Amended and Restated Employment Agreement dated August 8, 2017, between the Company and Gregory A. Trojan, incorporated by reference to Exhibit 10.1 to Form 8K filed on August 8, 2017.

10.24	[Reserved]

10.25	[Reserved]

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

10.28*	Form of Performance Stock Unit Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2014.

21	List of Significant Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
	By:	/s/ Gregory A. Trojan
February 25, 2019		Gregory A. Trojan Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
By: /s/ GREGORY A. TROJAN
Gregory A. Trojan	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2019
By: /s/ GREGORY S. LEVIN
Gregory S. Levin	President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 25, 2019
By: /s/ PETER A. BASSI
Peter A. Bassi	Lead Independent Director	February 25, 2019
By: /s/ LARRY D. BOUTS
Larry D. Bouts	Director	February 25, 2019
By: /s/ JAMES A. DAL POZZO
James A. Dal Pozzo	Director	February 25, 2019
By: /s/ GERALD W. DEITCHLE
Gerald W. Deitchle	Chairman of the Board and Director	February 25, 2019
By: /s/ NOAH A. ELBOGEN
Noah A. Elbogen	Director	February 25, 2019
By: /s/ LEA ANNE S. OTTINGER
Lea Anne S. Ottinger	Director	February 25, 2019
By: /s/ JANET M. SHERLOCK
Janet M. Sherlock	Director	February 25, 2019
By: /s/ PATRICK D. WALSH
Patrick D. Walsh	Director	February 25, 2019

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of BJ’s Restaurants, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. (the Company) as of January 1, 2019 and January 2, 2018, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 1, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the  consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at January 1, 2019 and January 2, 2018, and the  results of its operations and its cash flows for each of the three years in the period ended January 1, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019, expressed an unqualified opinion thereon.

Adoption of Topic 606

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606) effective January 3, 2018.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Irvine, California

February 25, 2019

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 1, 2019	January 2, 2018
Assets
Current assets:
Cash and cash equivalents	$29,224	$24,335
Accounts and other receivables, net	31,190	13,865
Inventories, net	10,133	10,514
Prepaid expenses and other current assets	7,940	11,615
Total current assets	78,487	60,329

Property and equipment, net	582,754	589,844
Goodwill	4,673	4,673
Other assets, net	29,193	28,704
Total assets	$695,107	$683,550

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$36,505	$25,275
Accrued expenses	113,920	97,266
Total current liabilities	150,425	122,541

Deferred income taxes, net	15,977	20,286
Deferred rent	35,088	32,487
Deferred lease incentives	54,264	52,843
Long-term debt	95,000	163,500
Other liabilities	35,132	33,164
Total liabilities	385,886	424,821

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 21,058 and 20,485 shares issued and outstanding as of January 1, 2019 and January 2, 2018, respectively	—	—
Capital surplus	64,342	68,904
Retained earnings	244,879	189,825
Total shareholders’ equity	309,221	258,729
Total liabilities and shareholders’ equity	$695,107	$683,550

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Included in accounts payable for fiscal years 2018 and 2017 is $6,110 and $6,537, respectively, of related party trade payables. See Note 12 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2018	2017	2016
Revenues	$1,116,948	$1,031,782	$993,052
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	281,953	268,707	251,460
Labor and benefits	400,745	371,220	345,370
Occupancy and operating (1)	239,446	219,863	204,583
General and administrative	60,449	55,447	55,406
Depreciation and amortization	70,439	68,665	64,275
Restaurant opening	2,298	3,873	6,977
Loss on disposal and impairment of assets	4,048	4,775	2,971
Natural disaster and related	—	905	—
Severance and legal settlements	—	423	369
Total costs and expenses	1,059,378	993,878	931,411
Income from operations	57,570	37,904	61,641

Other expense, net:
Interest expense, net	(4,838)	(4,501)	(1,730)
Other (expense) income, net	(735)	1,987	1,180
Total other expense, net	(5,573)	(2,514)	(550)
Income before income taxes	51,997	35,390	61,091

Income tax expense (benefit)	1,187	(9,390)	15,534

Net income	$50,810	$44,780	$45,557

Net income per share:
Basic	$2.42	$2.10	$1.91
Diluted	$2.35	$2.06	$1.88

Weighted average number of shares outstanding:
Basic	20,958	21,374	23,824
Diluted	21,584	21,772	24,233

The accompanying notes are an integral part of these consolidated financial statements.

(1)

Related party costs included in cost of sales are $85,788, $83,554 and $81,789 for fiscal years 2018, 2017, and 2016, respectively. Related party costs included in occupancy and operating are $9,697, $9,247 and $8,880 for fiscal years 2018, 2017, and 2016, respectively. See Note 12 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 29, 2015	24,672	$7,367	$63,290	$245,826	$316,483
Exercise of stock options	88	2,931	(805)	—	2,126
Issuance of restricted stock units	53	2,002	(2,325)	—	(323)
Repurchase of common stock	(2,481)	(12,300)	—	(82,686)	(94,986)
Stock-based compensation	—	—	5,707	—	5,707
Tax benefit from stock option exercises	—	—	333	—	333
Net income	—	—	—	45,557	45,557
Balance, January 3, 2017	22,332	—	66,200	208,697	274,897
Exercise of stock options	57	1,886	(504)	—	1,382
Issuance of restricted stock units	79	3,714	(4,036)	—	(322)
Repurchase and retirement of common stock	(1,983)	(5,600)	—	(61,322)	(66,922)
Stock-based compensation	—	—	7,244	—	7,244
Dividends paid or payable, $0.11 per share	—	—	—	(2,330)	(2,330)
Net income	—	—	—	44,780	44,780
Balance, January 2, 2018	20,485	—	68,904	189,825	258,729
Exercise of stock options	876	36,520	(10,380)	—	26,140
Issuance of restricted stock units	102	2,383	(2,766)	—	(383)
Repurchase and retirement of common stock	(405)	(38,903)	—	18,572	(20,331)
Stock-based compensation	—	—	8,584	—	8,584
Cumulative effect of adopting revenue recognition standard	—	—	—	(4,598)	(4,598)
Dividends paid or payable, $0.45 per share	—	—	—	(9,730)	(9,730)
Net income	—	—	—	50,810	50,810
Balance, January 1, 2019	21,058	$—	$64,342	$244,879	$309,221

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2018	2017	2016
Cash flows from operating activities:
Net income	$50,810	$44,780	$45,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,439	68,665	64,275
Deferred income taxes	(2,812)	(16,486)	7,073
Stock-based compensation expense	8,256	6,946	5,527
Loss on disposal and impairment of assets	4,048	4,775	2,971
Natural disaster and related	—	194	—
Changes in assets and liabilities:
Accounts and other receivables, net	(15,815)	(210)	9,904
Landlord contribution for tenant improvements	(752)	1,565	762
Inventories, net	381	(607)	(1,014)
Prepaid expenses and other current assets	3,060	(718)	(5,065)
Other assets, net	(1,688)	(4,022)	(5,257)
Accounts payable	4,746	(1,261)	542
Accrued expenses	10,320	2,652	10,692
Deferred rent	2,601	2,063	2,797
Deferred lease incentives	1,421	(1,276)	282
Other liabilities	(2,098)	(24)	(687)
Net cash provided by operating activities	132,917	107,036	138,359

Cash flows from investing activities:
Purchases of property and equipment	(60,964)	(70,736)	(109,363)
Proceeds from sale of assets	5,501	17,905	4,511
Net cash used in investing activities	(55,463)	(52,831)	(104,852)

Cash flows from financing activities:
Borrowings on line of credit	1,175,000	2,145,100	1,179,800
Payments on line of credit	(1,243,500)	(2,129,600)	(1,132,300)
Excess tax benefit from stock-based compensation	—	—	333
Taxes paid on vested stock units under employee plans	(383)	(322)	(323)
Proceeds from exercise of stock options	26,140	1,382	2,126
Cash dividends paid	(9,491)	(2,269)	—
Repurchases of common stock	(20,331)	(66,922)	(94,986)
Net cash used in financing activities	(72,565)	(52,631)	(45,350)

Net increase (decrease) in cash and cash equivalents	4,889	1,574	(11,843)
Cash and cash equivalents, beginning of year	24,335	22,761	34,604
Cash and cash equivalents, end of year	$29,224	$24,335	$22,761

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,597	$5,163	$6,803
Cash paid for interest, net of capitalized interest	$4,158	$4,245	$1,351

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired and included in accounts payable	$10,360	$3,876	$8,485
Stock-based compensation capitalized	$328	$298	$180

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company,” “BJ’s,” “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants and to develop additional BJ’s restaurants. As of January 1, 2019, we owned and operated 202 restaurants located in 27 states. During fiscal 2018, we opened five new restaurants. Several of our locations, in addition to our two brewpub locations in Texas, brew our signature, proprietary craft BJ’s beer. All of our other restaurants receive their BJ’s beer either from one of our restaurant brewing operations, our Texas brewpubs and/or independent third party brewers using our proprietary recipes.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2018 and 2017 ended on January 1, 2019, and January 2, 2018, respectively, and consisted of 52 weeks of operations, fiscal year 2016 ended on January 3, 2017 and consisted of 53 weeks of operations.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This guidance requires the recognition of most leases on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We will adopt ASU 2016-02 during the first quarter of fiscal 2019. Currently, all of our restaurant and our restaurant support center leases are accounted for as operating leases, and therefore are not recorded within our balance sheets. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets, but will likely have an insignificant impact on our Consolidated Statements of Income or Consolidated Statements of Cash Flows. In preparation for the adoption of the guidance, we are implementing controls and key system changes to enable the preparation of financial information.

The adoption of ASU 2016-02 will have a significant impact on our consolidated balance sheet as we will record material assets and obligations primarily related to our restaurant and corporate office operating leases and we will recognize the cumulative effect of our total deferred sales-leaseback gains as an adjustment to retained earnings. We expect to record operating lease liabilities of approximately $455 to $480 million, based on the present value of the remaining minimum rental payments using discount rates as of the effective date. We expect to record corresponding right-of-use assets of approximately $355 to $380 million, based upon the operating lease liabilities adjusted for prepaid and deferred rent, unamortized initial direct costs, liabilities associated with lease termination costs and impairment of right-of-use assets recognized in retained earnings as of January 2, 2019. We also expect to recognize approximately $28.7 million as a cumulative effect adjustment to retained earnings for deferred sale-leaseback gains recorded as of January 2, 2018. As a result of losing the deferred gain amortization related to our sales-leaseback gains, we will recognize higher rent expense and lower income from operations by approximately $1.7 million in fiscal 2019.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We will adopt ASU 2018-15 the first quarter of fiscal 2020. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

We adopted ASU 2016-10 on January 3, 2018, and elected the modified retrospective adoption method. As a result, we recorded a net cumulative adjustment of $4.6 million to opening retained earnings. We now allocate loyalty member transaction amounts between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis. For fiscal 2018, approximately $0.9 million of net revenues have been deferred until those loyalty points are redeemed in the future and approximately $1.4 million of gift card breakage has been recorded as revenues.

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

Concentration of Credit Risk

Financial instruments which subject us to a concentration of credit risk principally consist of cash and cash equivalents and receivables. We currently maintain our day-to-day operating cash balances with a major financial institution. At times, our operating cash balances may be in excess of the FDIC insurance limit.

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

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate impairment may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. We currently have one reporting unit, which is casual dining company-owned restaurants in the United States of America. If it is concluded that the fair value of our reporting unit is less than the goodwill carrying value, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit is greater than the estimated fair value, an impairment charge is recorded for the difference between the implied fair value of goodwill and its carrying amount. To calculate the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their relative fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. This adjusted carrying value becomes the new goodwill accounting basis value. We did not record any impairment to goodwill during fiscal 2018, 2017 or 2016.

Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. These assets are generally reviewed for impairment on a restaurant by restaurant basis. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The recoverability is assessed by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. If the carrying amount is greater than the anticipated undiscounted cash flows, an impairment charge is recorded as the difference between the carrying amount and the assets estimated fair value. We did not incur an impairment expense in fiscal 2018, 2017 or 2016.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point of sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Deferred gift card revenue, included in “Accrued expenses” on the accompanying Consolidated Balance Sheets, was $17.2 million and $15.0 million as of January 1, 2019 and January 2, 2018, respectively.

Estimated gift card breakage is recorded as “Revenues” on our Consolidated Statements of Income and recognized in proportion to our historical redemption pattern. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date.

Our “BJ’s Premier Rewards” customer loyalty program enables participants to earn points for qualifying purchases that can be redeemed for food and beverages in the future. We allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the revenues allocated to the points, less expected expirations, until such points are redeemed.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2018, 2017, and 2016 was approximately $24.5 million, $21.0 million and $18.9 million, respectively. Advertising costs are primarily included in “Occupancy and operating” expenses on our Consolidated Statements of Income.

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

We provide for income taxes based on our expected federal and state tax liabilities. Our estimates include, but are not limited to, effective federal, state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expense allowable for tax purposes. We usually file our income tax returns several months after our fiscal year-end. All tax returns are subject to audit by federal and state governments for years after the returns are filed, and could be subject to differing interpretations of the tax laws.

We recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained through an audit, based on the technical merits of the position. Interest and penalties related to uncertain tax positions are included in “Income tax expense (benefit)” on our Consolidated Statements of Income.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	Fiscal Year
	2018	2017	2016
Numerator:
Net income for basic and diluted net income per share	$50,810	$44,780	$45,557
Denominator:
Weighted-average shares outstanding - basic	20,958	21,374	23,824
Dilutive effect of equity awards	626	398	409
Weighted-average shares outstanding - diluted	21,584	21,772	24,233

At January 1, 2019, January 2, 2018, and January 3, 2017, there were approximately 0.03 million, 0.6 million, and 0.3 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

Stock‑Based Compensation

Under our shareholder approved stock-based compensation plans, we have granted incentive stock options, non-qualified stock options, and restricted stock units (“RSUs”), including performance and time-based restricted stock units, that generally vest over three to five years. Incentive and non-qualified stock options expire ten years from the date of grant. Stock-based compensation is recorded in accordance with U.S. GAAP based on the underlying estimated fair value of the awards granted. In valuing stock options, we are required to make certain assumptions and judgments regarding the inputs to the Black-Scholes option-pricing model. These inputs include expected volatility, risk free interest rate, expected option life, dividend yield and expected vesting percentage. These estimations and judgments involve many different variables that, in many cases, are outside of our control. Changes in these variables may significantly impact the compensation cost recognized for these grants resulting in a significant impact to our financial results. The tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as “Cash flows from financing activities” within our Consolidated Statements of Cash Flows and “Income tax expense (benefit)” within the Consolidated Statements of Income for the period realized.

2. Revenue Recognition

The liability related to our gift card and loyalty program, included in “Accrued expenses”, on our Consolidated Balance Sheets is as follows (in thousands):

	January 1, 2019	January 2, 2018
Gift card liability	$17,201	$14,955
Deferred loyalty revenue (post-adoption of ASU 2016-10)	$10,066	$—
Estimated future loyalty costs (pre-adoption of ASU 2016-10)	$—	$3,080

Revenues recognized on our Consolidated Statements of Income for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Revenue recognized from gift card liability	$9,868	$7,346	$5,510	(1)
Revenue recognized from customer loyalty program	$7,326	$—	$—	(2)
(1)

Prior to the adoption of ASU 2016-10, gift card breakage was recorded as other income and included within “Other (expense) income, net” on our Consolidated Statements of Income and therefore not recognized as revenue.

(2)	Prior to the adoption of ASU 2016-10, loyalty rewards were recorded as marketing expense and included in “Occupancy and operating” on our Consolidated Statements of Income.

3. Accounts and Other Receivables

Accounts and other receivables consisted of the following (in thousands):

	January 1, 2019	January 2, 2018
Credit cards	$18,171	$5,723
Third party gift card sales	3,969	3,669
Tenant improvement allowances	3,704	2,952
Income taxes	4,487	145
Other	859	1,376
	$31,190	$13,865

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 1, 2019	January 2, 2018
Land	$8,412	$5,701
Building improvements	367,020	362,986
Leasehold improvements	271,021	256,415
Furniture and fixtures	141,887	136,771
Equipment	298,025	283,265
	1,086,365	1,045,138
Less accumulated depreciation and amortization	(523,635)	(464,661)
	562,730	580,477
Construction in progress	20,024	9,367
Property and equipment, net	$582,754	$589,844

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	January 1, 2019	January 2, 2018
Payroll related	$32,249	$24,861
Workers’ compensation	20,929	19,026
Deferred revenue from gift cards	17,201	14,955
Deferred loyalty revenue (post-adoption of ASU 2016-10)	10,066	—
Sales taxes	6,858	7,117
Other taxes	4,872	7,232
Deferred lease incentives - current	5,181	4,595
Other current rent related	2,470	2,469
Utilities	2,089	2,177
Customer loyalty program (pre-adoption of ASU 2016-10)	—	3,080
Merchant cards	1,724	1,643
Other	10,281	10,111
	$113,920	$97,266

6. Commitments and Contingencies

Leases

We lease our restaurant and office facilities under non-cancelable operating leases with terms ranging from approximately 10 to 20 years and renewal options ranging from 5 to 20 years. Rent expense for fiscal 2018, 2017, and 2016 was $47.6 million, $44.7 million, and $42.8 million, respectively.

We have certain operating leases that contain fixed rent escalation clauses or rent escalation clauses in which the amount of the future rent can be calculated. Total rent due for these leases is expensed on a straight-line basis over each respective lease term, resulting in deferred rent of approximately $35.1 million and $32.5 million at January 1, 2019 and January 2, 2018, respectively. The deferred rent will be amortized to rent expense over each respective lease term.

A number of our leases require us to pay contingent rent based on a percentage of sales above a specified minimum. Total contingent rent included within rent expense for fiscal 2018, 2017, and 2016 was approximately $3.6 million, $3.1 million, and $3.8 million, respectively.

Future minimum annual rent payments under non-cancelable operating leases are as follows (in thousands):

2019	$50,373
2020	50,723
2021	50,256
2022	49,186
2023	47,171
Thereafter	354,628
$602,337

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

Letters of Credit

We have irrevocable standby letters of credit outstanding, as required under our workers’ compensation insurance arrangements, of $14.3 million as of January 1, 2019. Our standby letters of credit automatically renew each October 31 for one year unless 30 days’ notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit issued under our Credit Facility reduce the amount available for borrowing.

7. Long-Term Debt

Line of Credit

Our Credit Facility, which matures on November 18, 2021, provides us with revolving loan commitments totaling $250 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility are unsecured. As of January 1, 2019, there were borrowings of $95.0 million and letters of credit totaling approximately $14.3 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $140.7 million as of January 1, 2019. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during fiscal 2018 was approximately 3.3%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At January 1, 2019, we were in compliance with these covenants.

Interest expense and commitment fees under the Credit Facility were approximately $4.8 million, $4.5 million and $1.7 million, for fiscal 2018, 2017 and 2016, respectively. We also capitalized approximately $0.1 million of interest expense related to new restaurant construction during fiscal 2018 and 2017.

8. Shareholders’ Equity

Preferred Stock

We are authorized to issue 5.0 million shares of one or more series of preferred stock and we are authorized to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at January 1, 2019 or January 2, 2018. We currently have no plans to issue shares of preferred stock.

Common Stock

Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to accumulate votes in connection with the election of directors. Shareholders of our outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors.

Cash Dividends

During each of the first three quarters of fiscal 2018, our Board of Directors authorized and declared a quarterly cash dividend of $0.11 per share of common stock. In the fourth quarter of fiscal 2018, our Board of Directors authorized and declared a quarterly cash dividend of $0.12 per share of common stock. While we intend to pay quarterly cash dividends, any future decisions to pay, increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. Debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay.

Stock Repurchases

During fiscal 2018, we repurchased and retired approximately 0.4 million shares of our common stock at an average price of $50.18 per share for a total of $20.3 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of January 1, 2019, we have approximately $22.2 million remaining under the current $400 million share repurchase plan approved by our Board of Directors.

9. Income Taxes

Income tax expense (benefit) for the last three fiscal years consists of the following (in thousands):

	Fiscal Year
	2018	2017	2016
Current:
Federal	$2,031	$4,631	$6,034
State	1,968	2,465	2,427
	3,999	7,096	8,461
Deferred:
Federal	(3,142)	(15,727)	6,869
State	330	(759)	204
	(2,812)	(16,486)	7,073

Income tax expense (benefit)	$1,187	$(9,390)	$15,534

Income tax expense (benefit) for the last three fiscal years differs from the amount that would result from applying the federal statutory rate as follows:

	Fiscal Year
	2018	2017	2016
Income tax at statutory rates	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	3.5	3.3
Permanent differences	(5.1)	(0.4)	—
Income tax credits	(16.0)	(18.7)	(10.6)
Prior year tax credit true-up	(0.8)	(1.1)	(1.3)
Change in statutory rate	—	(44.4)	—
Other, net	(0.1)	(0.4)	(1.0)
	2.3%	(26.5)%	25.4%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	January 1, 2019	January 2, 2018
Deferred income tax asset:
Gift cards	$1,542	$2,047
Accrued expenses	11,434	8,936
Other	1,554	1,639
Deferred revenues	7,736	7,039
Stock-based compensation	3,740	4,767
Deferred rent	8,616	7,977
Income tax credits	7,990	3,266
Net operating losses	1,334	1,196
Other	1,860	1,714
State tax	434	472
Subtotal current deferred income tax asset	46,240	39,053
Valuation allowance	(248)	(161)
Total current deferred income tax asset	45,992	38,892

Deferred income tax liability:
Property and equipment	(56,551)	(53,964)
Intangible assets	(1,458)	(1,400)
Smallwares	(3,960)	(3,814)
Total non-current deferred income tax liability	(61,969)	(59,178)

Net deferred income tax liability	$(15,977)	$(20,286)

At January 1, 2019, we had federal and California income tax credit carryforwards of approximately $8.1 million and $1.1 million, respectively, consisting primarily of the credit for FICA taxes paid on reported employee tip income and California enterprise zone credits. The FICA tax credits will begin to expire in 2037 and the California enterprise zone credits will begin to expire in 2023.

As of January 1, 2019, and January 2, 2018, we have recorded a valuation allowance against certain state net operating loss and tax credit carryforwards of $0.2 million and $0.2 million, respectively, net of the federal benefit which are not more likely than not to be realized prior to expiration. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2019 and January 2, 2018, we had accrued $0.1 million and $0.1 million, respectively, for interest and penalties with respect to uncertain tax positions.

As of January 1, 2019, our accrual for unrecognized tax benefits was approximately $1.5 million, of which approximately $1.1 million, if reversed would impact our effective tax rate. We anticipate no change in our liability for unrecognized tax benefits within the next twelve-month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Gross unrecognized tax benefits at beginning of year	$1,516	$1,245	$2,998
Increases for tax positions taken in prior years	69	110	126
Decreases for tax positions taken in prior years	(49)	(4)	(2,037)
Increases for tax positions taken in the current year	87	200	188
Lapse in statute of limitations	(91)	(35)	(30)
Gross unrecognized tax benefits at end of year	$1,532	$1,516	$1,245

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of January 1, 2019, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2014.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law substantially amending the Internal Revenue Code of 1986. The TCJA made significant changes to the taxation of corporations such as the reduction of the highest corporate marginal tax rate from 35% to 21%, additional limitations on certain deductions for executive compensation, introducing an additional capital investment deduction, modifying rules for the deduction of interest expense, and modifying the rules regarding the utilization of net operating loss carryforwards. As of January 1, 2019, our accounting for the tax effects of the TCJA is complete. As a result of the change in tax law, we recognized a $15.7 million tax benefit in fiscal 2017 related to the re-measurement of our net deferred tax obligations to the new federal tax rate. Other than the lower federal tax rate on income in fiscal 2018, there were no other material impacts to our fiscal 2018 provision for income taxes arising from the TCJA. We will continue to monitor and assess guidance issued by federal and state tax authorities and its impact on our provision for income taxes. Such guidance, when issued, may potentially impact prior year tax expense.

10. Stock-Based Compensation Plans

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	Fiscal Year
	2018	2017	2016
Labor and benefits	$2,253	$1,877	$1,786
General and administrative	$6,003	$5,069	$3,741
Capitalized (1)	$328	$298	$180

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on our Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2018	2017	2016
Expected volatility	33.6%	34.7%	35.8%
Risk free interest rate	2.32%	1.87%	1.51%
Expected option life	5 years	5 years	5 years
Dividend yield	1.50%	1.60%	0.00%
Fair value of options granted	$10.77	$12.02	$14.08

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 29, 2015	1,224	$30.59	729	$25.41	4.9
Granted	146	$41.78
Exercised	(88)	$24.03
Forfeited	(55)	$40.56
Outstanding at January 3, 2017	1,227	$31.95	802	$27.73	4.5
Granted	173	$36.08
Exercised	(57)	$24.07
Forfeited	(32)	$38.83
Outstanding at January 2, 2018	1,311	$32.68	926	$30.02	4.0
Granted	177	$37.77
Exercised	(876)	$29.85
Forfeited	(24)	$39.43
Outstanding at January 1, 2019	588	$38.14	189	$37.41	5.0

Information relating to significant option groups outstanding as of January 1, 2019, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$18.86 – $29.88	67	3.99	$27.58	48	$26.68
$30.05 – $35.78	54	4.91	$34.06	38	$34.26
$35.95 – $35.95	114	8.04	$35.95	17	$35.95
$37.03 – $37.58	8	5.58	$37.33	6	$37.33
$37.70 – $37.70	168	9.04	$37.70	—	$—
$38.24 – $42.41	69	7.08	$42.07	24	$42.01
$42.94 – $45.37	20	4.94	$44.63	13	$45.04
$47.04 – $47.04	72	6.04	$47.04	34	$47.04
$48.64 – $52.47	9	5.35	$50.04	7	$50.03
$52.98 – $52.98	7	6.16	$52.98	2	$52.98
$18.86 – $52.98	588	7.02	$38.14	189	$37.41

As of January 1, 2019, total unrecognized stock-based compensation expense related to non-vested stock options was $2.4 million, which is generally expected to be recognized over the next five years.

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 29, 2015	429	$39.63
Granted	155	$40.82
Vested or released	(63)	$39.47
Forfeited	(61)	$42.12
Outstanding at January 3, 2017	460	$39.75
Granted	200	$35.72
Vested or released	(89)	$42.34
Forfeited	(71)	$39.51
Outstanding at January 2, 2018	500	$37.72
Granted	154	$47.85
Vested or released	(102)	$35.66
Forfeited	(58)	$40.70
Outstanding at January 1, 2019	494	$40.99

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., three or five years). As of January 1, 2019, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $9.5 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 29, 2015	29	$32.49
Granted	32	$42.41
Vested or released	—	$—
Forfeited	(7)	$36.37
Outstanding at January 3, 2017	54	$37.87
Granted	40	$35.95
Vested or released	—	$—
Forfeited	(26)	$39.12
Outstanding at January 2, 2018	68	$38.68
Granted	38	$37.70
Vested or released	—	$—
Forfeited	(1)	$38.66
Outstanding at January 1, 2019	105	$38.32

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed based on management’s current estimate of the level that the performance goal will be achieved. As of January 1, 2019, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.3 million, which is generally expected to be recognized over the next three years.

11. Employee Benefit Plans

We maintain a voluntary, contributory 401(k) plan for eligible employees. Employees may elect to contribute up to the IRS maximum for the plan year. Additionally, eligible participants may also elect catch-up contributions as provided for by the

IRS. Our executive officers and other highly compensated employees are not eligible to participate in the 401(k) plan. Employee contributions are matched by us at a rate of 33% for the first 6% of deferred earnings. We contributed approximately $0.6 million, $0.6 million, and $0.5 million in fiscal 2018, 2017, and 2016, respectively.

We also maintain a non-qualified deferred compensation plan (the “DCP”) for our executive officers and other highly compensated employees, as defined in the DCP, who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by our compensation committee. During fiscal 2018, there were no Company contributions made or accrued. We pay for related administrative costs, which were not significant during fiscal 2018. Employee deferrals are deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts, reflected in “Other assets, net” on our Consolidated Balance Sheets, was $7.2 million and $7.8 million as of January 1, 2019 and January 2, 2018, respectively. Our obligation to participating employees, included in “Other liabilities” on the accompanying Consolidated Balance Sheets, was $7.3 million and $7.5 million as of January 1, 2019 and January 2, 2018, respectively. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Income.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within “Cost of sales” and “Occupancy and operating” expenses consisted of the following (in thousands):

	Fiscal Year
	2018		2017		2016
Cost of sales:
Third party suppliers	$196,165	69.6%	$185,153	68.9%	$169,671	67.5%
Jacmar	85,788	30.4	83,554	31.1	81,789	32.5
Cost of sales	$281,953	100.0%	$268,707	100.0%	$251,460	100.0%

Occupancy and operating:
Third party suppliers	$229,749	96.0%	$210,616	95.8%	$195,703	95.7%
Jacmar	9,697	4.0	9,247	4.2	8,880	4.3
Occupancy and operating	$239,446	100.0%	$219,863	100.0%	$204,583	100.0%

The amounts included in trade payables related to Jacmar consisted of the following (in thousands):

	January 1, 2019	January 2, 2018
Third party suppliers	$30,395	$18,738
Jacmar	6,110	6,537
Total Accounts Payable	$36,505	$25,275

13. Selected Consolidated Quarterly Financial Data (Unaudited)

Our summarized unaudited consolidated quarterly financial data is the following (in thousands, except per share data):

	April 3, 2018	July 3, 2018	October 2, 2018	January 1, 2019
Total revenues	$278,523	$287,634	$270,268	$280,523
Income from operations	$16,373	$19,120	$7,890	$14,187
Net income	$14,664	$16,945	$8,516	$10,685
Basic net income per share (1)	$0.71	$0.81	$0.40	$0.50
Diluted net income per share (1)	$0.70	$0.79	$0.39	$0.49
Cash dividends declared per common share	$0.11	$0.11	$0.11	$0.12

	April 4, 2017	July 4, 2017	October 3, 2017	January 2, 2018
Total revenues	$257,816	$265,817	$247,009	$261,140
Income from operations	$12,949	$12,389	$1,593	$10,973
Net income	$9,266	$9,639	$2,389	$23,486
Basic net income per share (1)	$0.42	$0.45	$0.11	$1.14
Diluted net income per share (1)	$0.42	$0.44	$0.11	$1.12
Cash dividends declared per common share	$—	$—	$—	$0.11

(1)

Basic and diluted net income per share calculations for each quarter is based on the weighted average diluted shares outstanding for that quarter and may not sum to the full year total amount as presented on our Consolidated Statements of Income.

14. Subsequent Event

On February 19, 2019, our Board of Directors authorized and declared a cash dividend of $0.12 per share of common stock payable on March 26, 2019, to shareholders of record at the close of business on March 12, 2019. While we intend to pay regular quarterly cash dividends in future periods, any decisions to pay or to increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion.