Form 10-Q
period 2019-04-02
BJs RESTAURANTS INC
filed 2019-05-07
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended April 2, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	BJRI	NASDAQ Global Select Market

As of May 3, 2019, there were 20,734,231 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 2, 2019	January 1, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,673	$29,224
Accounts and other receivables, net	15,440	31,190
Inventories, net	10,678	10,133
Prepaid expenses and other current assets	6,548	7,940
Total current assets	58,339	78,487

Property and equipment, net	582,509	582,754
Operating lease assets	380,240	—
Goodwill	4,673	4,673
Other assets, net	32,487	29,193
Total assets	$1,058,248	$695,107

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$32,942	$36,505
Accrued expenses	88,939	113,920
Current operating lease obligations	26,013	—
Total current liabilities	147,894	150,425

Long-term operating lease obligations	446,081	—
Deferred income taxes	22,132	15,977
Deferred rent	—	35,088
Deferred lease incentives	—	54,264
Long-term debt	102,000	95,000
Other liabilities	10,873	35,132
Total liabilities	728,980	385,886

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 20,909 and 21,058 shares issued and outstanding as of April 2, 2019 and January 1, 2019, respectively	—	—
Capital surplus	61,683	64,342
Retained earnings	267,585	244,879
Total shareholders’ equity	329,268	309,221
Total liabilities and shareholders’ equity	$1,058,248	$695,107

See accompanying notes to unaudited consolidated financial statements.

(1)	Included in accounts payable as of April 2, 2019 and January 1, 2019 is $4,817 and $6,110, respectively, of related party trade payables. See Note 6 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Thirteen Weeks Ended
	April 2, 2019	April 3, 2018
Revenues	$290,554	$278,523
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	73,326	69,971
Labor and benefits	105,221	100,433
Occupancy and operating (1)	61,591	57,503
General and administrative	16,896	15,131
Depreciation and amortization	17,642	17,454
Restaurant opening	448	597
Loss on disposal of assets	1,645	1,061
Total costs and expenses	276,769	262,150
Income from operations	13,785	16,373

Other income (expense):
Interest expense, net	(1,070)	(1,387)
Other income (expense), net	1,097	(100)
Total other income (expense)	27	(1,487)
Income before income taxes	13,812	14,886

Income tax expense	948	222
Net income	$12,864	$14,664

Net income per share:
Basic	$0.61	$0.71
Diluted	$0.60	$0.70

Weighted average number of shares outstanding:
Basic	21,056	20,586
Diluted	21,448	21,063

Cash dividends declared per common share	$0.12	$0.11

See accompanying notes to unaudited consolidated financial statements.

(1)

Related party costs included in cost of sales are $21,762 and $21,302 for the thirteen weeks ended April 2, 2019 and April 3, 2018, respectively.  Related party costs included in occupancy and operating are $2,427 and $2,463 for the thirteen weeks ended April 2, 2019 and April 3, 2018, respectively. See Note 6 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 2, 2018	20,485	$—	$68,904	$189,825	$258,729
Exercise of stock options	283	9,443	(3,543)	—	5,900
Issuance of restricted stock units	36	284	(649)	—	(365)
Repurchase and retirement of common stock	(135)	(9,727)	—	4,161	(5,566)
Stock-based compensation	—	—	2,376	—	2,376
Cumulative effect of adopting revenue recognition standard	—	—	—	(4,598)	(4,598)
Dividends paid or payable, $0.11 per share	—	—	—	(2,353)	(2,353)
Net income	—	—	—	14,664	14,664
Balance, April 3, 2018	20,669	$—	$67,088	$201,699	$268,787

Balance, January 1, 2019	21,058	$—	$64,342	$244,879	$309,221
Cumulative effect of adopting lease standard	—	—	—	19,963	19,963
Exercise of stock options	16	683	(169)	—	514
Issuance of restricted stock units	84	3,649	(4,652)	—	(1,003)
Repurchase and retirement of common stock	(249)	(4,332)	—	(7,562)	(11,894)
Stock-based compensation	—	—	2,162	—	2,162
Dividends paid or payable, $0.12 per share	—	—	—	(2,559)	(2,559)
Net income	—	—	—	12,864	12,864
Balance, April 2, 2019	20,909	$—	$61,683	$267,585	$329,268

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	April 2, 2019	April 3, 2018
Cash flows from operating activities:
Net income	$12,864	$14,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,642	17,454
Non-cash lease expense	6,595	—
Deferred income taxes	(344)	(2,490)
Stock-based compensation expense	2,084	2,283
Loss on disposal of assets	1,645	1,061
Changes in assets and liabilities:
Accounts and other receivables	16,750	2,977
Landlord contribution for tenant improvements	—	(2,637)
Inventories, net	(545)	354
Prepaid expenses and other current assets	1,304	(397)
Other assets, net	(3,767)	(604)
Accounts payable	(4,292)	(2,815)
Accrued expenses	(18,120)	(5,614)
Operating lease obligations	(12,552)	—
Deferred rent	—	509
Deferred lease incentives	—	1,356
Other liabilities	2,792	(347)
Net cash provided by operating activities	22,056	25,754

Cash flows from investing activities:
Purchases of property and equipment	(17,674)	(14,064)
Net cash used in investing activities	(17,674)	(14,064)

Cash flows from financing activities:
Borrowings on line of credit	260,500	485,500
Payments on line of credit	(253,500)	(490,500)
Taxes paid on vested stock units under employee plans	(1,003)	(365)
Proceeds from exercise of stock options	514	5,900
Cash dividends paid	(2,550)	(2,289)
Repurchases of common stock	(11,894)	(5,566)
Net cash used in financing activities	(7,933)	(7,320)

Net (decrease) increase in cash and cash equivalents	(3,551)	4,370
Cash and cash equivalents, beginning of period	29,224	24,335
Cash and cash equivalents, end of period	$25,673	$28,705

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,184	$2,702
Cash paid for interest, net of capitalized interest	$1,026	$1,147
Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$9,800	$—
Property and equipment acquired and included in accounts payable	$11,089	$5,596
Stock-based compensation capitalized	$78	$93

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. (referred to herein as the “Company,” “we,” “us” and “our”) and our wholly owned subsidiaries. The consolidated financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial condition, results of operations, cash flows for the period and statements of shareholders’ equity. Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules.

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

A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended January 1, 2019. The disclosures included in our accompanying interim consolidated financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This update clarifies the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We will adopt ASU 2018-15 the first quarter of fiscal 2020. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Recently Adopted Accounting Standards

On January 2, 2019, the first day of fiscal 2019, we adopted ASU 2016-02, Leases (Topic 842), along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We elected the optional transition method to apply the standard as of the effective date and therefore, we have not applied the standard to the comparative periods presented on our consolidated financial statements.

Our practical expedient implications as of January 2, 2019 were as follows:

Practical expedient package	We have not reassessed whether any expired or existing contracts are, or contain, leases.
We have not reassessed the lease classification for any expired or existing leases.
We have not reassessed initial direct costs for any expired or existing leases.
Hindsight practical expedient	We have not elected the hindsight practical expedient, which permits the use of hindsight when determining lease term, including option periods, and impairment of operating lease assets.

Related to the adoption of Topic 842, our policy elections were as follows:

Separation of lease and non-lease components	We elected to account for lease and non-lease components as a single component for office and beverage gas equipment.
Short-term policy

We have elected the short-term lease recognition exemption for all classes of underlying assets. Expense for short-term leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less and that do not include an option to purchase the underlying asset that we are reasonably certain to exercise are not recorded on the balance sheet.

The impact on our consolidated opening balance sheet was as follows:

	January 1, 2019	Topic 842 Adjustments		January 2, 2019
		(1)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,224	$—		$29,224
Accounts and other receivables, net	31,190	—		31,190
Inventories, net	10,133	—		10,133
Prepaid expenses and other current assets	7,940	—		7,940
Total current assets	78,487	—		78,487

Property and equipment, net	582,754	—		582,754
Operating lease assets	—	377,035		377,035
Goodwill	4,673	—		4,673
Other assets, net	29,193	—		29,193
Total assets	$695,107	$377,035		$1,072,142

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$36,505	$—		$36,505
Accrued expenses	113,920	(6,869)		107,051
Current operating lease obligation	—	30,529		30,529
Total current liabilities	150,425	23,660		174,085

Long-term operating lease obligation	—	443,316		443,316
Deferred income taxes	15,977	6,499		22,476
Deferred rent	35,088	(35,088)		—
Deferred lease incentives	54,264	(54,264)		—
Long-term debt	95,000	—		95,000
Other liabilities	35,132	(27,051)		8,081
Total liabilities	385,886	357,072		742,958

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—		—
Common stock, no par value, 125,000 shares authorized and 21,058 shares issued and outstanding as of January 1, 2019 and January 2, 2019	—	—		—
Capital surplus	64,342	—		64,342
Retained earnings	244,879	19,963	(2)	264,842
Total shareholders’ equity	309,221	19,963		329,184
Total liabilities and shareholders’ equity	$695,107	$377,035		$1,072,142

(1)	Adjustments represent non-cash activities for Consolidated Statements of Cash Flow purposes.

(2)

Primarily composed of an increase of $28.8 million for deferred sale-leaseback gains no longer amortizable, a decrease of $2.3 million to impair the right-of-use asset related to previously impaired properties and a $6.5 million decrease for the deferred tax impact of the cumulative effect adjustments.

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

Our “BJ’s Premier Rewards Plus” customer loyalty program enables participants to earn points for qualifying purchases that can be redeemed for food and beverages in the future. We allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the revenues allocated to the points, less expected expirations, until such points are redeemed.

The liability related to our gift card and loyalty program, included in “Accrued expenses,” on our Consolidated Balance Sheets is as follows (in thousands):

	April 2, 2019	January 1, 2019
Gift card liability	$12,877	$17,201
Deferred loyalty revenue (post-adoption of ASU 2016-10)	$10,291	$10,066

Revenue recognized on our Consolidated Statements of Income for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2019	April 3, 2018
Revenue recognized from gift card liability	$7,605	$5,932
Revenue recognized from customer loyalty program	$4,073	$2,331

3.  LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All of our restaurant leases and office space are classified as operating leases. As of April 2, 2019, we did not have any finance leases.

We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. All tenant improvement allowances received by us are recorded as a contra right-of-use asset and amortized over the term of the lease.

The lease term used for straight-line rent expense is calculated from the commencement date (the date the lessor makes the underlying asset available for use) through the lease termination date (including any options where exercise is reasonably certain and failure to exercise such option would result in an economic penalty). We expense rent from commencement date through restaurant open date as preopening expense. Once a restaurant opens for business, we record straight-line rent expense plus any additional variable contingent rent expense to the extent it is due under the lease agreement.

There is potential for variability in the rent holiday period, which begins on the commencement date and ends on the restaurant open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally pertain to construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater preopening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).

We record total rent payable during the lease term, including rent escalations in which the amount of future rent is certain or fixed on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises, and any fixed payments stated in the lease). A related lease liability is recorded on the balance sheet at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any lease incentives received. The difference between the minimum rents paid and the straight-line rent is reflected within the associated right-of-use asset.  Certain leases contain provisions that require additional rent payments based upon restaurant sales volume (“variable lease cost”). Contingent rent is accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

Management makes judgments regarding the reasonably certain lease term for each restaurant property lease, which can impact the classification and accounting for a lease as finance or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent, and the term over which leasehold improvements for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

To determine the incremental borrowing rates used to discount the lease payments, the Company estimated its synthetic credit rating. Rates will be updated quarterly and have been applied based on the remaining lease term of each respective lease on the implementation date of January 2, 2019.

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	Classification	April 2, 2019
Right-of-use assets	Operating lease assets	$380,240

Current lease liabilities	Current operating lease obligations	26,013
Non-current lease liabilities	Long-term operating lease obligations	446,081
Total lease liabilities		$472,094

Weighted-average lease terms and discount rates as of April 2, 2019 were as follows:

Weighted-average remaining lease term	12.9 Years
Weighted-average discount rate	5.7%

Lease cost included in “Occupancy & Operating” costs on the Consolidated Statements of Income consisted of the following (in thousands):

For the Thirteen Weeks Ended
April 2, 2019
Lease cost	$13,240
Variable lease cost	855
Total lease cost	$14,095

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

For the Thirteen Weeks Ended
April 2, 2019
Cash paid for operating lease obligations	$19,229

Operating lease obligation maturities as of April 2, 2019 were as follows (in thousands):

2019 (remainder of fiscal year)	$37,862
2020	57,084
2021	56,713
2022	56,043
2023	53,778
Thereafter	397,014
Total lease payments	$658,494
Less: imputed interest	(186,400)
Present value of operating lease obligations	$472,094

4.  LONG-TERM DEBT

Line of Credit

Our Credit Facility, which matures on November 18, 2021, provides us with revolving loan commitments totaling $250 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility are unsecured. As of April 2, 2019, there were borrowings of $102.0 million and letters of credit totaling approximately $14.1 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $133.9 million as of April 2, 2019. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirteen weeks ended April 2, 2019 was approximately 3.4%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At April 2, 2019, we were in compliance with these covenants. Based on our Credit Facility agreement, adopting new accounting standards, such as ASU 2016-02, Leases (Topic 842), does not impact our compliance calculations.

Interest expense and commitment fees under the Credit Facility for the thirteen weeks ended April 2, 2019 and April 3, 2018 were approximately $1.1 million and $1.4 million, respectively. We also capitalized approximately $0.07 million and $0.03 million of interest expense related to new restaurant construction during the thirteen weeks ended April 2, 2019 and April 3, 2018, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2019	April 3, 2018
Numerator:
Net income	$12,864	$14,664
Denominator:
Weighted-average shares outstanding – basic	21,056	20,586
Dilutive effect of equity awards	392	477
Weighted-average shares outstanding – diluted	21,448	21,063

For the thirteen weeks ended April 2, 2019 and April 3, 2018, there were approximately 0.3 million and 0.6 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

6.  RELATED PARTY

James Dal Pozzo, the Chairman of the Board of the Jacmar Companies (“Jacmar”), is a member of our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States, is currently our largest distributor of food, beverage, paper products and supplies. In 2006, we began using DMA to deliver the majority of our food products to our restaurants. In July 2017, after conducting a market evaluation, we entered into a new five-year agreement with DMA. The new agreement expires in June 2020 and automatically renews for two successive one-year periods (effectively expiring June 2022), unless either party provides a non-renewal notice 90 days prior to the end of each year.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within restaurant operating costs consisted of the following (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2019		April 3, 2018
Cost of sales:
Third party suppliers	$51,564	70.3%	$48,669	69.6%
Jacmar	21,762	29.7	21,302	30.4
Total cost of sales	$73,326	100.0%	$69,971	100.0%

Occupancy and operating:
Third party suppliers	$59,164	96.1%	$55,040	95.7%
Jacmar	2,427	3.9	2,463	4.3
Total occupancy and operating	$61,591	100.0%	$57,503	100.0%

The amounts included in trade payables related to Jacmar consisted of the following (in thousands):

	April 2, 2019	January 1, 2019
Third party suppliers	$28,125	$30,395
Jacmar	4,817	6,110
Total accounts payable	$32,942	$36,505

7.  STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. Equity Incentive Plan, formerly known as the 2005 Equity Incentive Plan (as amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to employees, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options, and performance and time-based restricted stock units. Stock options and stock appreciation rights, if any, are charged against the Plan share reserve on the basis of one share for each share granted. Other types of grants, including RSUs, are currently charged against the Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as limits on the number that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

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

The Plan permits our Board of Directors to set the vesting terms and exercise period for awards at its discretion. Stock options and time-based RSUs vest ratably over one, three or five years for non-GSSOP participants and either cliff vest at five years or cliff vest at 33% on the third anniversary and 67% on the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary of the grant date in an amount from 0% to 150% of the grant quantity, dependent on the level of performance target achievement.

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2019	April 3, 2018
Labor and benefits	$458	$578
General and administrative	$1,626	$1,705
Capitalized (1)	$78	$93

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	April 2, 2019	April 3, 2018
Expected volatility	34.5%	33.6%
Risk free interest rate	2.5%	2.3%
Expected option life	5 years	5 years
Dividend yield	1.5%	1.5%
Fair value of options granted	$15.72	$10.75

U.S. GAAP requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk free interest rate, expected option life, and dividend yield. These estimations and judgments are determined by us using assumptions that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility, dividend yield and risk free interest rate may significantly impact the fair value of future grants resulting in a significant impact to our financial results.

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2019	588	$38.14	189	$37.41
Granted	105	53.22
Exercised	(16)	32.62
Forfeited	(6)	45.51
Outstanding at April 2, 2019	671	$40.56	352	$38.16

As of April 2, 2019, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.3 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 1, 2019	494	$40.99
Granted	83	53.22
Released	(75)	36.51
Forfeited	(16)	44.36
Outstanding at April 2, 2019	486	$43.65

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of April 2, 2019, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $11.6 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 1, 2019	105	$38.32
Granted	31	53.22
Released	(28)	42.41
Forfeited	(3)	43.13
Outstanding at April 2, 2019	105	$41.42

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed based on management’s current estimate of the level that the performance goal will be achieved. As of April 2, 2019, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $2.3 million, which is generally expected to be recognized over the next three years.

8.  INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes.” At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year-to-date earnings. The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

As of April 2, 2019, we had unrecognized tax benefits of approximately $1.6 million, of which approximately $1.1 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2019	April 3, 2018
Gross unrecognized tax benefits at beginning of year	$1,532	$1,516
Decreases for tax positions taken in prior years	(7)	—
Increases for tax positions taken in the current year	25	22
Gross unrecognized tax benefits at end of year	$1,550	$1,538

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of April 2, 2019, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2014.

9.  LEGAL PROCEEDINGS

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

10.  SHAREHOLDERS’ EQUITY

Stock Repurchases

During the thirteen weeks ended April 2, 2019, we repurchased and retired approximately 0.2 million shares of our common stock at an average price of $47.78 per share for a total of $11.9 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. In March 2019, our Board of Directors approved an expansion of our share repurchase program by $100 million. As of April 2, 2019, we have approximately $110.3 million remaining under the current $500 million share repurchase plan approved by our Board of Directors.

Cash Dividends

On February 19, 2019, our Board of Directors authorized and declared a quarterly cash dividend of $0.12 per share of common stock that was paid on March 26, 2019, to shareholders of record at the close of business on March 12, 2019. While we intend to pay quarterly cash dividends, any future decisions to pay, increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. Debt instruments that we enter into in the future may contain covenants that place limitations on the amount of dividends we may pay.

11.  SUBSEQUENT EVENTS

On April 22, 2019, our Board of Directors authorized and declared a quarterly cash dividend of $0.12 per share of common stock payable on May 27, 2019, to shareholders of record at the close of business on May 13, 2019.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended January 1, 2019, and our other reports filed from time to time with the Securities and Exchange Commission. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The risks described in this Form 10-Q, as well as the risks identified in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2019, are not the only risks we face. These statements reflect our current perspectives and outlook with respect to the Company’s future expansion plans, key business initiatives, expected operating conditions and other factors. We operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, also may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

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

•

Heavy dependence of our operations, including credit card processing and our loyalty and employee engagement programs, on information technology may adversely affect our revenues and impair our ability to efficiently operate our business if there is a material failure of such technology.

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

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2019.

GENERAL

As of May 6, 2019, we owned and operated 204 restaurants located in the 27 states of Alabama, Arizona, Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Michigan, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and

Washington. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes.

The first BJ’s restaurant, which opened in 1978 in Orange County, California, was a small sit down pizzeria that featured Chicago style deep-dish pizza with a unique California twist. Our goal then and still today is to be the best casual dining concept ever by focusing on high quality menu options at a compelling value, a dining experience that exceeds customers’ expectations for service, hospitality and enjoyment, and an atmosphere that is always welcoming and approachable.

In 1996, we introduced our initial proprietary craft beers and expanded the BJ’s concept from its beginnings as a small pizzeria to a full-service, high energy casual dining restaurant when we opened our first large format restaurant featuring an operating brewery in Brea, California. Today our restaurants feature over 140 menu offerings including: slow roasted entrees, such as, prime rib; EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon; our original signature deep-dish pizza; the often imitated, but never replicated world-famous Pizookie® dessert; and our award-winning BJ’s proprietary craft beers.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 2, 2019, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended
	April 2, 2019	April 3, 2018
Revenues	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.2	25.1
Labor and benefits	36.2	36.1
Occupancy and operating	21.2	20.6
General and administrative	5.8	5.4
Depreciation and amortization	6.1	6.3
Restaurant opening	0.2	0.2
Loss on disposal of assets	0.6	0.4
Total costs and expenses	95.3	94.1
Income from operations	4.7	5.9

Other income (expense):
Interest expense, net	(0.4)	(0.5)
Other income, net	0.4	—
Total other income (expense)	—	(0.5)
Income before income taxes	4.8	5.3

Income tax expense	0.3	0.1
Net income	4.4%	5.3%

Thirteen Weeks Ended April 2, 2019 Compared to Thirteen Weeks Ended April 3, 2018

Revenues.  Total revenues increased by $12.0 million, or 4.3%, to $290.6 million during the thirteen weeks ended April 2, 2019, from $278.5 million during the comparable thirteen week period of 2018. The increase in revenues primarily consisted of a $5.9 million increase in sales from new restaurants not yet in our comparable restaurant sales base, a 2.0%, or $5.5 million, increase in comparable restaurant sales and $0.8 million in gift card breakage revenue, offset by $0.2 million of revenues which have been deferred until the related loyalty points are redeemed. The increase in comparable restaurant sales resulted from an increase in average check of approximately 1.3%, coupled with an increase in customer traffic of approximately 0.7%.

Cost of Sales.  Cost of sales increased by $3.4 million, or 4.8%, to $73.3 million during the thirteen weeks ended April 2, 2019, from $70.0 million during the comparable thirteen week period of 2018. This increase was primarily due to the opening of five new restaurants since the thirteen weeks ended April 3, 2018. As a percentage of revenues, cost of sales increased to 25.2% for the current thirteen week period from 25.1% for the prior year comparable period. This percentage increase is primarily due to greater discounting coupled with commodity cost increases and menu mix.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $4.8 million, or 4.8%, to $105.2 million during the thirteen weeks ended April 2, 2019, from $100.4 million during the comparable thirteen week period of 2018. This increase was primarily due to the opening of five new restaurants since the thirteen weeks ended April 3, 2018. As a percentage of revenues, labor and benefit costs increased to 36.2% for the current thirteen week period from 36.1% for the prior year comparable period. This percentage increase is primarily due to higher hourly labor rates, partially offset by lower incentive compensation and lower taxes and benefits. Included in labor and benefits for the thirteen weeks ended April 2, 2019 and April 3, 2018, was approximately $0.5 million and $0.6 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $4.1 million, or 7.1%, to $61.6 million during the thirteen weeks ended April 2, 2019, from $57.5 million during the comparable thirteen week period of 2018. This increase was primarily due to the opening of five new restaurants since the thirteen weeks ended April 3, 2018 and increased marketing expenses. As a percentage of revenues, occupancy and operating expenses increased to 21.2% for the current thirteen week period from 20.6% for the prior year comparable period. This percentage increase was primarily due to increased marketing and commissions to third party delivery companies and higher maintenance costs related to our handheld server tablets, coupled with the impact of the adoption of Topic 842 related to deferred sales-leaseback gains which are no longer being offset against rent expense over the term of the lease. As a result of adopting Topic 842, we currently expect to recognize higher rent expense by approximately $2.5 million during fiscal 2019.

General and Administrative.  General and administrative expenses increased by $1.8 million, or 11.7%, to $16.9 million during the thirteen weeks ended April 2, 2019, from $15.1 million during the comparable thirteen week period of 2018. Also included in general and administrative costs for the thirteen weeks ended April 2, 2019 and April 3, 2018, was approximately $1.6 million and $1.7 million, or 0.6% of revenues, of stock-based compensation expense, respectively. As a percentage of revenues, general and administrative expenses increased to 5.8% for the current thirteen week period from 5.4% for the prior year comparable period. This percentage increase was primarily due to an increase in our deferred compensation plan. This expense is offset by the related investment gain included in “Other income, net” on our Consolidated Statements of Income.

Depreciation and Amortization.  Depreciation and amortization increased by $0.2 million, or 1.1%, to $17.6 million during the thirteen weeks ended April 2, 2019, compared to $17.5 million during the comparable thirteen week period of 2018. This increase was primarily due to depreciation expense related to the five new restaurants opened since the thirteen weeks ended April 3, 2018. As a percentage of revenues, depreciation and amortization decreased to 6.1% for the current thirteen week period from 6.3% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Restaurant Opening.  Restaurant opening expense decreased by $0.1 million, or 25.0%, to $0.4 million during the thirteen weeks ended April 2, 2019, compared to $0.6 million during the comparable thirteen week period of 2018. This decrease is primarily due to the timing of openings.

Loss on Disposal of Assets.  Loss on disposal of assets increased by $0.6 million, or 55.0%, to $1.6 million during the thirteen weeks ended April 2, 2019, compared to $1.1 million during the comparable thirteen week period of 2018. These costs primarily relate to the disposal of certain unproductive restaurant assets.

Interest Expense, Net.  Interest expense, net, decreased by $0.3 million to $1.1 million during the thirteen weeks ended April 2, 2019, compared to $1.4 million during the comparable thirteen week period of 2018. This decrease was due to a lower debt balance during the thirteen weeks ended April 2, 2019, compared to the comparable thirteen week period of 2018.

Other Income (Expense), Net.  Other income, net, increased by $1.2 million to $1.1 million during the thirteen weeks ended April 2, 2019, compared to other expense of $0.1 million during the comparable thirteen week period of 2018. This increase was primarily due to an increase in the cash surrender value of certain life insurance programs under our deferred compensation plan.  This increase offsets the related deferred compensation expense included in “General and administrative” expenses on our Consolidated Statements of Income.

Income Tax Benefit.  Our effective income tax rate for the thirteen weeks ended April 2, 2019, was 6.9% compared to 1.5% for the comparable thirteen week period of 2018. The effective income tax rate for the thirteen weeks ended April 2, 2019, differed from the statutory income tax rate primarily due to tax credits and stock based compensation tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables provide, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	April 2, 2019	January 1, 2019
Cash and cash equivalents	$25,673	$29,224
Net working capital	$(89,555)	$(71,938)
Current ratio	0.4:1.0	0.5:1.0

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2019	April 3, 2018
Net cash provided by operating activities	$22,056	$25,754
Net cash used in investing activities	(17,674)	(14,064)
Net cash used in financing activities	(7,933)	(7,320)
Net (decrease) increase in cash and cash equivalents	$(3,551)	$4,370

Operating Cash Flows

Net cash provided by operating activities was $22.1 million during the thirteen weeks ended April 2, 2019, representing a $3.7 million decrease from the $25.8 million provided during the thirteen weeks ended April 3, 2018. The decrease over the prior year is primarily due to the timing of accrued expenses, prepaid expenditures and other assets, offset by the timing of accounts and other receivable collections.

Investing Cash Flows

Net cash used in investing activities was $17.7 million during the thirteen weeks ended April 2, 2019, representing a $3.6 million increase from the $14.1 million used during the thirteen weeks ended April 3, 2018. The increase over prior year is primarily due to the timing of new restaurant openings.

The following table provides, for the years indicated, the components of capital expenditures (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2019	April 3, 2018
New restaurants	$11,000	$8,542
Restaurant maintenance and key productivity initiatives	6,584	5,409
Restaurant and corporate systems	90	113
Total capital expenditures	$17,674	$14,064

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

We currently anticipate our total capital expenditures for fiscal 2019, including all expenditure categories, to be approximately $80 million to $85 million, including a new human capital management system, as well as increased construction and development costs for our restaurant openings as a result of higher tariffs and labor costs. We expect to fund our anticipated capital expenditures for fiscal 2019 with our current cash balance on hand, expected cash flows from operations, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $7.9 million during the thirteen weeks ended April 2, 2019, representing a $0.6 million increase from the $7.3 million used during the thirteen weeks ended April 3, 2018. The increase in cash used over prior year is primarily due to less proceeds from exercises of stock options coupled with an increase in shares repurchased, offset by increased line of credit borrowings.

We have a $250 million unsecured revolving line of credit that expires on November 18, 2021, and may be used for working capital and other general corporate purposes. We utilize the Credit Facility principally for letters of credit that are required to support certain of our self-insurance programs, to fund a portion of our share repurchase program and quarterly cash dividend and working capital and construction requirements. While we intend to pay regular quarterly cash dividends in the future, any decisions to pay, increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. Debt instruments that we enter into in the future may contain covenants that place limitations on the amount of dividends we may pay.

As of April 2, 2019, we have cumulatively repurchased shares valued at approximately $389.7 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $11.9 million during the thirteen weeks ended April 2, 2019. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of April 2, 2019, we have approximately $110.3 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases, or on the amount of dividends we pay, as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of April 2, 2019, we are not involved in any off-balance sheet arrangements.

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

For the thirteen weeks ended April 2, 2019, we utilized several critical accounting estimates to adopt ASU 2016-02, Leases. We are required to discount our lease payments using a fully collateralized incremental borrowing rate over the probable lease term for each lease. To estimate the fully collateralized incremental borrowing rate for each lease term, we utilized an estimated (synthetic) credit rating for the Company and publicly available trading data for debt instruments. We estimate each probable lease term at lease commencement which is used in the discounted cash flow calculation and as one factor to determine the classification of our leases as finance or operating. For further information see Note 1, Recently Adopted Accounting Standards, and Note 3, Leases, in the Notes to Unaudited Consolidated Financial Statements.

A summary of our other critical accounting policies included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 1, 2019. During the thirteen weeks ended April 2, 2019, there were no significant changes in our critical accounting policies, other than those related to the adoption of ASU 2016-02 as discussed above and in Note 1, Recently Adopted Accounting Standards, and Note 3, Leases, in the Notes to Unaudited Consolidated Financial Statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $250 million unsecured Credit Facility of which $102.0 million is currently outstanding that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.8 million annual impact on our net income.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2019, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To facilitate the adoption of the new lease accounting standard (Topic 842), effective as of January 2, 2019, and to properly account for its impact on our leases, we established implementation controls to ensure our contracts have been properly evaluated and that the impact of the new lease accounting standard has been properly assessed and disclosed on our consolidated financial statements for the thirteen weeks ended April, 2, 2019.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See Note 9 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for a summary of legal proceedings.

Item 1A.  RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2019. A summary of these risks and certain related information is included under “Statement Regarding Forward-Looking Disclosure” in Part I, Item 2 of this Form 10-Q and is incorporated herein by this reference. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 2, 2019, we have cumulatively repurchased shares valued at approximately $389.7 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $11.9 million during the thirteen weeks ended April 2, 2019. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of April 2, 2019, we have approximately $110.3 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases or on the amount of dividends we pay, as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during the thirteen weeks ended April 2, 2019:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/02/19 – 01/29/19	41,667	$52.39	41,667	$—	$20,028,995
01/30/19 – 02/26/19	—	$—	—	$—	$20,028,995
02/27/19 – 04/02/19	207,274	$46.85	207,274	$100,000,000	$110,318,234
Total	248,941	$47.78	248,941

(1)	Period information is presented in accordance with our fiscal months during the thirteen weeks ended April 2, 2019.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

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

BJ’S RESTAURANTS, INC.
(Registrant)

May 6, 2019	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)