Form 10-Q
period 2019-07-02
BJs RESTAURANTS INC
filed 2019-08-05
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended July 2, 2019

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

As of August 2, 2019, there were 20,461,220 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 2, 2019	January 1, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,376	$29,224
Accounts and other receivables, net	17,714	31,190
Inventories, net	10,589	10,133
Prepaid expenses and other current assets	5,947	7,940
Total current assets	57,626	78,487

Property and equipment, net	581,605	582,754
Operating lease assets	377,352	—
Goodwill	4,673	4,673
Other assets, net	34,264	29,193
Total assets	$1,055,520	$695,107

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$33,114	$36,505
Accrued expenses	96,757	113,920
Current operating lease obligations	26,368	—
Total current liabilities	156,239	150,425

Long-term operating lease obligations	443,117	—
Deferred income taxes	20,869	15,977
Deferred rent	—	35,088
Deferred lease incentives	—	54,264
Long-term debt	100,000	95,000
Other liabilities	11,059	35,132
Total liabilities	731,284	385,886

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 20,510 and 21,058 shares issued and outstanding as of July 2, 2019 and January 1, 2019, respectively	—	—
Capital surplus	63,430	64,342
Retained earnings	260,806	244,879
Total shareholders’ equity	324,236	309,221
Total liabilities and shareholders’ equity	$1,055,520	$695,107

See accompanying notes to unaudited consolidated financial statements.

(1)	Included in accounts payable as of July 2, 2019 and January 1, 2019 is $6,458 and $6,110, respectively, of related party trade payables. See Note 6 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
Revenues	$301,090	$287,634	$591,644	$566,157
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	76,861	72,026	150,187	141,997
Labor and benefits	108,505	101,986	213,726	202,419
Occupancy and operating (1)	64,493	59,073	126,084	116,576
General and administrative	15,985	15,851	32,881	30,982
Depreciation and amortization	17,839	17,620	35,481	35,074
Restaurant opening	610	835	1,058	1,432
Loss on disposal of assets	1,042	1,123	2,687	2,184
Total costs and expenses	285,335	268,514	562,104	530,664
Income from operations	15,755	19,120	29,540	35,493

Other income (expense):
Interest expense, net	(1,066)	(1,381)	(2,136)	(2,768)
Other income (expense), net	141	81	1,238	(19)
Total other expense	(925)	(1,300)	(898)	(2,787)
Income before income taxes	14,830	17,820	28,642	32,706

Income tax expense	638	875	1,586	1,097
Net income	$14,192	$16,945	$27,056	$31,609

Net income per share:
Basic	$0.69	$0.81	$1.30	$1.52
Diluted	$0.68	$0.79	$1.27	$1.49

Weighted average number of shares outstanding:
Basic	20,692	20,880	20,874	20,733
Diluted	20,999	21,477	21,232	21,282

Cash dividends declared per common share	$0.12	$0.11	$0.24	$0.22

See accompanying notes to unaudited consolidated financial statements.

(1)

Related party costs included in cost of sales are $22,430 and $22,279 for the thirteen weeks ended July 2, 2019 and July 3, 2018, respectively and $44,192 and $43,581 for the twenty-six weeks ended July 2, 2019 and July 3, 2018, respectively. Related party costs included in occupancy and operating are $2,391 and $2,472 for the thirteen weeks ended July 2, 2019 and July 3, 2018, respectively and $4,818 and $4,934 for the twenty-six weeks ended July 2, 2019 and July 3, 2018. See Note 6 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, April 3, 2018	20,669	$—	$67,088	$201,699	$268,787
Exercise of stock options	335	13,786	(2,843)	—	10,943
Issuance of restricted stock units	15	491	(491)	—	—
Repurchase and retirement of common stock	(23)	(14,277)	—	13,152	(1,125)
Stock-based compensation	—	—	1,867	—	1,867
Dividends paid or payable, $0.11 per share	—	—	—	(2,369)	(2,369)
Net income	—	—	—	16,945	16,945
Balance, July 3, 2018	20,996	$—	$65,621	$229,427	$295,048

Balance, April 2, 2019	20,909	$—	$61,683	$267,585	$329,268
Exercise of stock options	5	261	(64)	—	197
Issuance of restricted stock units	18	562	(560)	—	2
Repurchase and retirement of common stock	(422)	(823)	—	(18,424)	(19,247)
Stock-based compensation	—	—	2,371	—	2,371
Dividends paid or payable, $0.12 per share	—	—	—	(2,547)	(2,547)
Net income	—	—	—	14,192	14,192
Balance, July 2, 2019	20,510	$—	$63,430	$260,806	$324,236

	For the Twenty-Six Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 2, 2018	20,485	$—	$68,904	$189,825	$258,729
Exercise of stock options	618	23,229	(6,386)	—	16,843
Issuance of restricted stock units	51	775	(1,140)	—	(365)
Repurchase and retirement of common stock	(158)	(24,004)	—	17,313	(6,691)
Stock-based compensation	—	—	4,243	—	4,243
Cumulative effect of adopting revenue recognition standard	—	—	—	(4,598)	(4,598)
Dividends paid or payable, $0.22 per share	—	—	—	(4,722)	(4,722)
Net income	—	—	—	31,609	31,609
Balance, July 3, 2018	20,996	$—	$65,621	$229,427	$295,048

Balance, January 1, 2019	21,058	$—	$64,342	$244,879	$309,221
Exercise of stock options	21	944	(233)	—	711
Issuance of restricted stock units	102	4,211	(5,212)	—	(1,001)
Repurchase and retirement of common stock	(671)	(5,155)	—	(25,986)	(31,141)
Stock-based compensation	—	—	4,533	—	4,533
Cumulative effect of adopting lease standard	—	—	—	19,963	19,963
Dividends paid or payable, $0.24 per share	—	—	—	(5,106)	(5,106)
Net income	—	—	—	27,056	27,056
Balance, July 2, 2019	20,510	$—	$63,430	$260,806	$324,236

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	July 2, 2019	July 3, 2018
Cash flows from operating activities:
Net income	$27,056	$31,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,481	35,074
Non-cash lease expense	13,576	—
Deferred income taxes	(1,607)	(3,153)
Stock-based compensation expense	4,379	4,081
Loss on disposal of assets	2,687	2,184
Changes in assets and liabilities:
Accounts and other receivables	15,401	829
Landlord contribution for tenant improvements	—	(3,257)
Inventories, net	(456)	367
Prepaid expenses and other current assets	1,805	1,434
Other assets, net	(5,873)	(1,272)
Accounts payable	(509)	(6,983)
Accrued expenses	(10,352)	8,208
Operating lease obligations	(20,179)	—
Deferred rent	—	1,279
Deferred lease incentives	—	2,329
Other liabilities	2,978	(636)
Net cash provided by operating activities	64,387	72,093

Cash flows from investing activities:
Purchases of property and equipment	(38,757)	(28,752)
Net cash used in investing activities	(38,757)	(28,752)

Cash flows from financing activities:
Borrowings on line of credit	516,500	670,500
Payments on line of credit	(511,500)	(724,000)
Taxes paid on vested stock units under employee plans	(1,002)	(365)
Proceeds from exercise of stock options	711	16,843
Cash dividends paid	(5,046)	(4,600)
Repurchases of common stock	(31,141)	(6,691)
Net cash used in financing activities	(31,478)	(48,313)

Net decrease in cash and cash equivalents	(5,848)	(4,972)
Cash and cash equivalents, beginning of period	29,224	24,335
Cash and cash equivalents, end of period	$23,376	$19,363

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,067	$6,726
Cash paid for interest, net of capitalized interest	$1,880	$2,464
Cash paid for operating lease obligations	$33,559	$—
Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$13,893	$—
Property and equipment acquired and included in accounts payable	$7,478	$3,871
Stock-based compensation capitalized	$154	$162

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. (referred to herein as the “Company,” “we,” “us” and “our”) and our wholly owned subsidiaries. The consolidated financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial condition, results of operations, changes in shareholders’ equity and cash flows for the period. Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules.

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

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This update clarifies the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We will adopt ASU 2018-15 during the first quarter of fiscal 2020. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses,” on our Consolidated Balance Sheets is as follows (in thousands):

	July 2, 2019	January 1, 2019
Gift card liability	$12,409	$17,201
Deferred loyalty revenue (post-adoption of ASU 2016-10)	$9,819	$10,066

Revenue recognized on our Consolidated Statements of Income for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
Revenue recognized from gift card liability	$1,978	$1,754	$9,583	$7,686
Revenue recognized from customer loyalty program	$3,083	$2,722	$7,156	$5,053

3.  LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All of our restaurant leases and office space are classified as operating leases. As of July 2, 2019, we did not have any finance leases.

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

We record total rent payable during the lease term, including rent escalations in which the amount of future rent is certain or fixed on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises, and any fixed payments stated in the lease). A related lease liability is recorded on the balance sheet at the present value of future lease payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any lease incentives received. The difference between the minimum rents paid and the straight-line rent is reflected within the associated right-of-use asset. Certain leases contain provisions that require additional rent payments based upon restaurant sales volume (“variable lease cost”). Contingent rent is accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

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

To determine the incremental borrowing rates used to discount the lease payments, the Company estimated its synthetic credit rating. Upon the implementation date of January 2, 2019, the Company’s estimated rates were applied based on the remaining lease term of each respective lease. Rates will be updated quarterly and applied to new leases entered into during the quarter.

Weighted-average lease terms and discount rates as of July 2, 2019 were as follows:

Weighted-average remaining lease term	12.8 Years
Weighted-average discount rate	5.7%

Lease costs included in “Occupancy & Operating” on the Consolidated Statements of Income consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
Lease cost	$13,713	$—	$26,953	$—
Variable lease cost	971	—	1,826	—
Total lease costs	$14,684	$—	$28,779	$—

Operating lease obligation maturities as of July 2, 2019 were as follows (in thousands):

2019 (remainder of fiscal year)	$23,601
2020	57,644
2021	57,212
2022	56,733
2023	54,488
Thereafter	399,798
Total lease payments	649,476
Less: imputed interest	(179,991)
Present value of operating lease obligations	$469,485

4.  LONG-TERM DEBT

Line of Credit

Our Credit Facility, which matures on November 18, 2021, provides us with revolving loan commitments totaling $250 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility are unsecured. As of July 2, 2019, there were borrowings of $100.0 million and letters of credit totaling approximately $14.1 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $135.9 million as of July 2, 2019. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during the twenty-six weeks ended July 2, 2019 was approximately 3.4%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At July 2, 2019, we were in compliance with these covenants. Based on our Credit Facility agreement, adopting new accounting standards, such as ASU 2016-02, Leases (Topic 842), does not impact our compliance calculations.

Interest expense and commitment fees under the Credit Facility for the twenty-six weeks ended July 2, 2019 and July 3, 2018 were approximately $2.1 million and $2.8 million, respectively. We also capitalized approximately $0.1 million and $0.07 million of interest expense related to new restaurant construction during the twenty-six weeks ended July 2, 2019 and July 3, 2018, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
Numerator:
Net income	$14,192	$16,945	$27,056	$31,609
Denominator:
Weighted-average shares outstanding – basic	20,692	20,880	20,874	20,733
Dilutive effect of equity awards	307	597	358	549
Weighted-average shares outstanding – diluted	20,999	21,477	21,232	21,282

Net income per share:
Basic	$0.69	$0.81	$1.30	$1.52
Diluted	$0.68	$0.79	$1.27	$1.49

For the thirteen weeks ended July 2, 2019 and July 3, 2018, there were approximately 0.3 million and 0.02 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive. For the twenty-six weeks ended July 2, 2019 and July 3, 2018, there were approximately 0.3 million shares of common stock equivalents, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within restaurant operating costs consisted of the following (in thousands):

	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
	July 2, 2019		July 3, 2018		July 2, 2019		July 3, 2018
Cost of sales:
Third party suppliers	$54,431	70.8%	$49,747	69.1%	$105,995	70.6%	$98,416	69.3%
Jacmar	22,430	29.2	22,279	30.9	44,192	29.4	43,581	30.7
Total cost of sales	$76,861	100.0%	$72,026	100.0%	$150,187	100.0%	$141,997	100.0%

Occupancy and operating:
Third party suppliers	$62,102	96.3%	$56,601	95.8%	$121,266	96.2%	$111,642	95.8%
Jacmar	2,391	3.7	2,472	4.2	4,818	3.8	4,934	4.2
Total occupancy and operating	$64,493	100.0%	$59,073	100.0%	$126,084	100.0%	$116,576	100.0%

The amounts included in accounts payables related to Jacmar consisted of the following (in thousands):

	July 2, 2019	January 1, 2019
Third party suppliers	$26,656	$30,395
Jacmar	6,458	6,110
Total accounts payable	$33,114	$36,505

7.  STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. Equity Incentive Plan, formerly known as the 2005 Equity Incentive Plan (as amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to employees, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options, and performance and time-based restricted stock units. Stock options and stock appreciation rights, if any, are charged against the Plan share reserve on the basis of one share for each share granted. Certain other types of grants, including RSUs, are currently charged against the Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as limits on the number that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

Under the Plan, we issue non-qualified stock options as well as time-based and performance-based RSUs to vice presidents and above. We issue time-based RSUs and/or non-qualified stock options to our other support employees, as well as to non-employee members of our Board of Directors. We also issue RSUs, and previously issued non-qualified stock options, in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen managers, directors of operations and directors of kitchen operations. GSSOP grants are dependent on the length of each participant’s service with us and position. All GSSOP participants are required to remain in good standing during their vesting period.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
Labor and benefits	$556	$544	$1,014	$1,122
General and administrative	$1,739	$1,254	$3,365	$2,959
Capitalized (1)	$76	$69	$154	$162

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	July 2, 2019	July 3, 2018
Expected volatility	34.5%	33.6%
Risk free interest rate	2.5%	2.3%
Expected option life	5 years	5 years
Dividend yield	1.5%	1.5%
Fair value of options granted	$15.67	$10.77

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

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2019	588	$38.14	189	$37.41
Granted	107	53.09
Exercised	(21)	33.35
Forfeited	(8)	45.72
Outstanding at July 2, 2019	666	$40.60	347	$38.20

As of July 2, 2019, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.8 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 1, 2019	494	$40.99
Granted	112	51.33
Released	(93)	35.40
Forfeited	(29)	44.29
Outstanding at July 2, 2019	484	$44.26

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of July 2, 2019, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $11.0 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 1, 2019	105	$38.32
Granted	31	53.22
Released	(28)	42.41
Forfeited	(3)	43.13
Outstanding at July 2, 2019	105	$41.42

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed based on management’s current estimate of the level that the performance goal will be achieved. As of July 2, 2019, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.9 million, which is generally expected to be recognized over the next three years.

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

As of July 2, 2019, we had unrecognized tax benefits of approximately $1.6 million, of which approximately $1.2 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Twenty-Six Weeks Ended
	July 2, 2019	July 3, 2018
Gross unrecognized tax benefits at beginning of year	$1,532	$1,516
Decreases for tax positions taken in prior years	(7)	—
Increases for tax positions taken in the current year	49	44
Gross unrecognized tax benefits at end of year	$1,574	$1,560

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of July 2, 2019, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2014.

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

10.  SHAREHOLDERS’ EQUITY

Stock Repurchases

During the twenty-six weeks ended July 2, 2019, we repurchased and retired approximately 0.7 million shares of our common stock at an average price of $46.42 per share for a total of $31.1 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. In March 2019, our Board of Directors approved an expansion of our share repurchase program by $100 million. As of July 2, 2019, we have approximately $91.1 million remaining under the current $500 million share repurchase plan approved by our Board of Directors.

Cash Dividends

On April 22, 2019, our Board of Directors authorized and declared a quarterly cash dividend of $0.12 per share of common stock that was paid on May 27, 2019, to shareholders of record at the close of business on May 13, 2019. While we intend to pay quarterly cash dividends, any future decisions to pay, increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. Debt instruments that we enter into in the future may contain covenants that place limitations on the amount of dividends we may pay.

11.  SUBSEQUENT EVENTS

On July 22, 2019, our Board of Directors authorized and declared a quarterly cash dividend of $0.12 per share of common stock payable on August 26, 2019, to shareholders of record at the close of business on August 12, 2019.

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

GENERAL

As of August 5, 2019, we owned and operated 206 restaurants located in the 28 states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Michigan, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and Washington. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended July 2, 2019 and July 3, 2018, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.5	25.0	25.4	25.1
Labor and benefits	36.0	35.5	36.1	35.8
Occupancy and operating	21.4	20.5	21.3	20.6
General and administrative	5.3	5.5	5.6	5.5
Depreciation and amortization	5.9	6.1	6.0	6.2
Restaurant opening	0.2	0.3	0.2	0.3
Loss on disposal of assets	0.3	0.4	0.5	0.4
Total costs and expenses	94.8	93.4	95.0	93.7
Income from operations	5.2	6.6	5.0	6.3

Other income (expense):
Interest expense, net	(0.4)	(0.5)	(0.4)	(0.5)
Other income, net	—	—	0.2	—
Total other expense	(0.3)	(0.5)	(0.2)	(0.5)
Income before income taxes	4.9	6.2	4.8	5.8

Income tax expense	0.2	0.3	0.3	0.2
Net income	4.7%	5.9%	4.6%	5.6%

Thirteen Weeks Ended July 2, 2019 Compared to Thirteen Weeks Ended July 3, 2018

Revenues.  Total revenues increased by $13.5 million, or 4.7%, to $301.1 million during the thirteen weeks ended July 2, 2019, from $287.6 million during the comparable thirteen week period of 2018. The increase in revenues primarily consisted of a $7.4 million increase in sales from new restaurants not yet in our comparable restaurant sales base, a 2.0%, or $5.8 million, increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an increase in average check of approximately 3.0%, partially offset by a decrease in customer traffic of approximately 1.0%.

Cost of Sales.  Cost of sales increased by $4.8 million, or 6.7%, to $76.9 million during the thirteen weeks ended July 2, 2019, from $72.0 million during the comparable thirteen week period of 2018. This increase was primarily due to the opening of five new restaurants since the thirteen weeks ended July 3, 2018. As a percentage of revenues, cost of sales increased to 25.5% for the current thirteen week period from 25.0% for the prior year comparable period. This percentage increase is primarily due to higher produce costs related to avocados and unfavorable menu mix related to the roll out of our new slow roasted tri-tip sirloin.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $6.5 million, or 6.4%, to $108.5 million during the thirteen weeks ended July 2, 2019, from $102.0 million during the comparable thirteen week period of 2018. This increase was primarily due to the opening of five new restaurants since the thirteen weeks ended July 3, 2018. As a percentage of revenues, labor and benefit costs increased to 36.0% for the current thirteen week period from 35.5% for the prior year comparable period. This percentage increase is primarily due to higher hourly labor rates coupled with increased labor hours related to the roll out of our new slow roasted tri-tip sirloin and Gold Standard Kitchen Systems, partially offset by lower incentive compensation and lower taxes and benefits. Included in labor and benefits for the thirteen weeks ended July 2, 2019 and July 3, 2018, was approximately $0.6 million and $0.5 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $5.4 million, or 9.2%, to $64.5 million during the thirteen weeks ended July 2, 2019, from $59.1 million during the comparable thirteen week period of 2018. This increase was primarily due to the opening of five new restaurants since the thirteen weeks ended July 3, 2018 and increased marketing expenses. As a percentage of revenues, occupancy and operating expenses increased to 21.4% for the current thirteen week period from 20.5% for the prior year comparable period. This percentage increase was primarily due to increased marketing and commissions to third party delivery companies and higher maintenance costs related to our handheld server tablets, coupled with the impact of the adoption of Topic 842 related to deferred sales-leaseback gains which are no longer being offset against rent expense over the term of the lease. As a result of adopting Topic 842, we currently expect to recognize higher rent expense by approximately $2.5 million during fiscal 2019.

General and Administrative.  General and administrative expenses increased by $0.1 million, or 0.8%, to $16.0 million during the thirteen weeks ended July 2, 2019, from $15.9 million during the comparable thirteen week period of 2018. Also included in general and administrative costs for the thirteen weeks ended July 2, 2019 and July 3, 2018, was approximately $1.7 million and $1.3 million, or 0.6% and 0.4% of revenues, of stock-based compensation expense, respectively. As a percentage of revenues, general and administrative expenses decreased to 5.3% for the current thirteen week period from 5.5% for the prior year comparable period. This percentage decrease was primarily due to lower incentive compensation expense based on our performance to date coupled with our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 1.2%, to $17.8 million during the thirteen weeks ended July 2, 2019, compared to $17.6 million during the comparable thirteen week period of 2018. This increase was primarily due to depreciation expense related to the five new restaurants opened since the thirteen weeks ended July 3, 2018. As a percentage of revenues, depreciation and amortization decreased to 5.9% for the current thirteen week period from 6.1% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Restaurant Opening.  Restaurant opening expense decreased by $0.2 million, or 26.9%, to $0.6 million during the thirteen weeks ended July 2, 2019, compared to $0.8 million during the comparable thirteen week period of 2018. This decrease is primarily due to the timing of openings.

Loss on Disposal of Assets.  Loss on disposal of assets decreased by $0.1 million, or 7.2%, to $1.0 million during the thirteen weeks ended July 2, 2019, compared to $1.1 million during the comparable thirteen week period of 2018. These costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net.  Interest expense, net, decreased by $0.3 million to $1.1 million during the thirteen weeks ended July 2, 2019, compared to $1.4 million during the comparable thirteen week period of 2018. This decrease was due to a lower average debt balance during the thirteen weeks ended July 2, 2019, compared to the comparable thirteen week period of 2018.

Other Income (Expense), Net.  Other income, net, was $0.1 million during the thirteen weeks ended July 2, 2019, and the comparable thirteen week period of 2018.

Income Tax Benefit.  Our effective income tax rate for the thirteen weeks ended July 2, 2019, was 4.3% compared to 4.9% for the comparable thirteen week period of 2018. The effective income tax rate for the thirteen weeks ended July 2, 2019, differed from the statutory income tax rate primarily due to tax credits and stock based compensation tax benefits.

Twenty-Six Weeks Ended July 2, 2019 Compared to Twenty-Six Weeks Ended July 3, 2018

Revenues.  Total revenues increased by $25.5 million, or 4.5% to $591.6 million during the twenty-six weeks ended July 2, 2019, from $566.2 million during the comparable twenty-six week period of 2018. The increase in revenues primarily consisted of a $13.3 million increase in sales from new restaurants not yet in our comparable restaurant sales base, and a 2.0%, or $11.3 million, increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an increase in average check of approximately 2.2%, partially offset by a decrease in customer traffic of approximately 0.2%.

Cost of Sales.  Cost of sales increased by $8.2 million, or 5.8%, to $150.2 million during the twenty-six weeks ended July 2, 2019, from $142.0 million during the comparable twenty-six week period of 2018. This increase was primarily due to the opening of five new restaurants since the twenty-six weeks ended July 3, 2018. As a percentage of revenues, cost of sales increased to 25.4% for the current twenty-six week period from 25.1% for the prior year comparable period. This percentage increase is primarily due to greater discounting coupled with commodity cost increases and unfavorable menu mix related to the roll out of our new slow roasted tri-tip sirloin.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $11.3 million, or 5.6%, to $213.7 million during the twenty-six weeks ended July 2, 2019, from $202.4 million during the comparable twenty-six week period of 2018. This increase was primarily due to the opening of five new restaurants since the twenty-six weeks ended July 3, 2018. As a percentage of revenues, labor and benefit costs increased to 36.1% for the current twenty-six week period from 35.8% for the prior year comparable period. This percentage increase is primarily due to higher hourly labor rates coupled with increased labor hours related to the roll out of our new slow roasted tri-tip sirloin and Gold Standard Kitchen Systems, partially offset by lower incentive compensation and lower taxes and benefits. Included in labor and benefits for the twenty-six weeks ended July 2, 2019 and July 3, 2018, was approximately $1.0 million and $1.1 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $9.5 million, or 8.2%, to $126.1 million during the twenty-six weeks ended July 2, 2019, from $116.6 million during the comparable twenty-six week period of 2018. This increase was primarily due to the opening of five new restaurants since the twenty-six weeks ended July 3, 2018, and increased marketing expenses. As a percentage of revenues, occupancy and operating expenses increased to 21.3% for the current twenty-six week period from 20.6% for the prior year comparable period. This percentage increase was primarily due to increased marketing and commissions to third party delivery companies and higher maintenance costs related to our handheld server tablets, coupled with the impact of the adoption of Topic 842 related to deferred sales-leaseback gains which are no longer being offset against rent expense over the term of the lease. As a result of adopting Topic 842, we currently expect to recognize higher rent expense by approximately $2.5 million during fiscal 2019.

General and Administrative.  General and administrative expenses increased by $1.9 million, or 6.1%, to $32.9 million during the twenty-six weeks ended July 2, 2019, from $31.0 million during the comparable twenty-six week period of 2018. Also included in general and administrative costs for the twenty-six weeks ended July 2, 2019 and July 3, 2018, was approximately $3.4 million and $3.0 million, or 0.6% and 0.5% of revenues, of stock-based compensation expense, respectively. As a percentage of revenues, general and administrative expenses increased to 5.6% for the current twenty-six week period from 5.5% for the prior year comparable period. This percentage increase was primarily due to an increase in our deferred compensation plan, partially offset by lower incentive compensation expense based on our performance to date coupled with our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase. The incentive compensation expense is offset by the related investment gain included in “Other income, net” on our Consolidated Statements of Income.

Depreciation and Amortization.  Depreciation and amortization increased by $0.4 million, or 1.2%, to $35.5 million during the twenty-six weeks ended July 2, 2019, compared to $35.1 million during the comparable twenty-six week period of 2018. This increase was primarily due to depreciation expense related to the five new restaurants opened since the twenty-six weeks ended July 3, 2018. As a percentage of revenues, depreciation and amortization decreased to 6.0% for the current twenty-six week period from 6.2% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Restaurant Opening.  Restaurant opening expense decreased by $0.4 million, or 26.1%, to $1.1 million during the twenty-six weeks ended July 2, 2019, compared to $1.4 million during the comparable twenty-six week period of 2018. This decrease is primarily due to the timing of openings.

Loss on Disposal of Assets.  Loss on disposal of assets increased by $0.5 million, or 23.0%, to $2.7 million during the twenty-six weeks ended July 2, 2019, compared to $2.2 million during the comparable twenty-six week period of 2018. These costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net.  Interest expense, net, decreased by $0.6 million to $2.1 million during the twenty-six weeks ended July 2, 2019, compared to $2.8 million during the comparable twenty-six week period of 2018. This decrease was due to a lower average debt balance during the twenty-six weeks ended July 2, 2019, compared to the comparable twenty-six week period of 2018.

Other Income (Expense), Net.  Other income, net, increased by $1.3 million to $1.2 million during the twenty-six weeks ended July 2, 2019, compared to other expense of $20,000 during the comparable twenty-six week period of 2018. This increase was primarily due to an increase in the cash surrender value of certain life insurance programs under our deferred compensation plan. This increase offsets the related deferred compensation expense included in “General and administrative” expenses on our Consolidated Statements of Income.

Income Tax Benefit.  Our effective income tax rate for the twenty-six weeks ended July 2, 2019, was 5.5% compared to 3.4% for the comparable twenty-six week period of 2018. The effective income tax rate for the twenty-six weeks ended July 2, 2019, differed from the statutory income tax rate primarily due to tax credits and stock based compensation tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables provide, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	July 2, 2019	January 1, 2019
Cash and cash equivalents	$23,376	$29,224
Net working capital	$(98,613)	$(71,938)
Current ratio	0.4:1.0	0.5:1.0

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

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for two of our existing restaurants, one of our restaurants that will be open later this year and our Texas brewpub locations. We also own two parcels of land adjacent to two of our restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we have subsequently entered into sale-leaseback arrangements for land parcels that we previously purchased. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Twenty-Six Weeks Ended
	July 2, 2019	July 3, 2018
Net cash provided by operating activities	$64,387	$72,093
Net cash used in investing activities	(38,757)	(28,752)
Net cash used in financing activities	(31,478)	(48,313)
Net decrease in cash and cash equivalents	$(5,848)	$(4,972)

Operating Cash Flows

Net cash provided by operating activities was $64.4 million during the twenty-six weeks ended July 2, 2019, representing a $7.7 million decrease from the $72.1 million provided during the twenty-six weeks ended July 3, 2018. The decrease over the prior year is primarily due to the timing of accrued expenses, partially offset by the timing of accounts and other receivable collections and accounts payable payments.

Investing Cash Flows

Net cash used in investing activities was $38.8 million during the twenty-six weeks ended July 2, 2019, representing a $10.0 million increase from the $28.8 million used during the twenty-six weeks ended July 3, 2018. The increase over prior year is primarily due to the timing of new restaurant openings.

The following table provides, for the years indicated, the components of capital expenditures (in thousands):

	For the Twenty-Six Weeks Ended
	July 2, 2019	July 3, 2018
New restaurants	$25,547	$16,812
Restaurant maintenance and key productivity initiatives	12,637	11,748
Restaurant and corporate systems	573	192
Total capital expenditures	$38,757	$28,752

We expect to open seven restaurants in fiscal 2019, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2019 new restaurant locations. Our new restaurant unit economics continue to warrant an appropriate allocation of our available capital, and we will continue to balance new restaurant growth with our commitment to drive shareholder returns through our share repurchase program and quarterly cash dividends.

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

Financing Cash Flows

Net cash used in financing activities was $31.5 million during the twenty-six weeks ended July 2, 2019, representing a $16.8 million decrease from the $48.3 million used during the twenty-six weeks ended July 3, 2018. The decrease in cash used over prior year is primarily due to decreased net line of credit payments, partially offset by an increase in shares repurchased and a reduction in proceeds from exercises of stock options.

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

As of July 2, 2019, we have cumulatively repurchased shares valued at approximately $408.9 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $31.1 million during the twenty-six weeks ended July 2, 2019. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of July 2, 2019, we have approximately $91.1 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases, or on the amount of dividends we pay, as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of July 2, 2019, we are not involved in any off-balance sheet arrangements.

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

A general shortage in the availability of qualified restaurant managers and hourly workers in certain geographic areas in which we operate has caused increases in the costs of recruiting and compensating such employees. Many of our restaurant employees are paid hourly rates subject to the federal, state or local minimum wage requirements. Numerous state and local governments have their own regulatory requirements and minimum wage requirements for employees that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, certain operating and other costs, including health benefits in compliance with the Patient Protection and Affordable Care Act, taxes, insurance and other outside services continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

For the twenty-six weeks ended July 2, 2019, we utilized several critical accounting estimates to adopt ASU 2016-02, Leases. We are required to discount our lease payments using a fully collateralized incremental borrowing rate over the probable lease term for each lease. To estimate the fully collateralized incremental borrowing rate for each lease term, we utilized an estimated (synthetic) credit rating for the Company and publicly available trading data for debt instruments. We estimate each probable lease term at lease commencement which is used in the discounted cash flow calculation and as one factor to determine the classification of our leases as finance or operating. For further information see Note 1, Recently Adopted Accounting Standards, and Note 3, Leases, in the Notes to Unaudited Consolidated Financial Statements.

A summary of our other critical accounting policies included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 1, 2019. During the twenty-six weeks ended July 2, 2019, there were no significant changes in our critical accounting policies, other than those related to the adoption of ASU 2016-02 as discussed above and in Note 1, Recently Adopted Accounting Standards, and Note 3, Leases, in the Notes to Unaudited Consolidated Financial Statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $250 million unsecured Credit Facility of which $100.0 million is currently outstanding that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.8 million annual impact on our net income.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2019, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To facilitate the adoption of the new lease accounting standard (Topic 842), effective as of January 2, 2019, and to properly account for its impact on our leases, we established implementation controls to ensure our contracts have been properly evaluated and that the impact of the new lease accounting standard has been properly assessed and disclosed on our consolidated financial statements for the twenty-six weeks ended July, 2, 2019.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 2, 2019, we have cumulatively repurchased shares valued at approximately $408.9 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $31.1 million during the twenty-six weeks ended July 2, 2019. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of July 2, 2019, we have approximately $91.1 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases or on the amount of dividends we pay, as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during the twenty-six weeks ended July 2, 2019:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/02/19 – 01/29/19	41,667	$52.39	41,667	$—	$20,028,995
01/30/19 – 02/26/19	—	$—	—	$—	$20,028,995
02/27/19 – 04/02/19	207,274	$46.85	207,274	$100,000,000	$110,318,234
04/03/19 – 04/30/19	184,254	$46.13	184,254	$—	$101,819,048
05/01/19 – 05/28/19	97,713	$48.59	97,713	$—	$97,070,846
05/29/19 – 07/02/19	139,912	$42.88	139,912	$—	$91,071,382
Total	670,820	$46.42	670,820

(1)	Period information is presented in accordance with our fiscal months during the twenty-six weeks ended July 2, 2019.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1

Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB‑2A filed with the Securities and Exchange Commission on August 22, 1996 (File No. 3335182‑LA).

10.1

Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2019).

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

BJ’S RESTAURANTS, INC.
(Registrant)

August 5, 2019	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)