Form 10-Q
period 2019-10-01
BJs RESTAURANTS INC
filed 2019-11-04
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended October 1, 2019

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

As of November 1, 2019, there were 19,162,660 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 1, 2019	January 1, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,373	$29,224
Accounts and other receivables, net	15,896	31,190
Inventories, net	10,472	10,133
Prepaid expenses and other current assets	4,554	7,940
Total current assets	55,295	78,487

Property and equipment, net	589,268	582,754
Operating lease assets	374,105	—
Goodwill	4,673	4,673
Other assets, net	34,861	29,193
Total assets	$1,058,202	$695,107

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$29,167	$36,505
Accrued expenses	89,029	113,920
Current operating lease obligations	26,673	—
Total current liabilities	144,869	150,425

Long-term operating lease obligations	438,857	—
Deferred income taxes	18,694	15,977
Deferred rent	—	35,088
Deferred lease incentives	—	54,264
Long-term debt	158,000	95,000
Other liabilities	11,217	35,132
Total liabilities	771,637	385,886

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 19,412 and 21,058 shares issued and outstanding as of October 1, 2019 and January 1, 2019, respectively	—	—
Capital surplus	65,246	64,342
Retained earnings	221,319	244,879
Total shareholders’ equity	286,565	309,221
Total liabilities and shareholders’ equity	$1,058,202	$695,107

See accompanying notes to unaudited consolidated financial statements.

(1)	Included in accounts payable as of October 1, 2019 and January 1, 2019 is $4,001 and $6,110, respectively, of related party trade payables. See Note 6 for further information.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
Revenues	$278,739	$270,268	$870,383	$836,425
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	71,552	68,600	221,739	210,597
Labor and benefits	104,660	99,061	318,386	301,480
Occupancy and operating (1)	64,921	61,102	191,005	177,678
General and administrative	14,272	14,661	47,153	45,643
Depreciation and amortization	18,163	17,686	53,644	52,760
Restaurant opening	970	403	2,028	1,835
Loss on disposal of assets	931	865	3,618	3,049
Total costs and expenses	275,469	262,378	837,573	793,042
Income from operations	3,270	7,890	32,810	43,383

Other income (expense):
Interest expense, net	(1,174)	(1,058)	(3,310)	(3,826)
Other income, net	125	239	1,363	220
Total other expense	(1,049)	(819)	(1,947)	(3,606)
Income before income taxes	2,221	7,071	30,863	39,777

Income tax (benefit) expense	(1,450)	(1,445)	136	(348)
Net income	$3,671	$8,516	$30,727	$40,125

Net income per share:
Basic	$0.18	$0.40	$1.49	$1.92
Diluted	$0.18	$0.39	$1.47	$1.87

Weighted average number of shares outstanding:
Basic	20,191	21,118	20,646	20,861
Diluted	20,441	21,807	20,963	21,500

Cash dividends declared per common share	$0.12	$0.11	$0.36	$0.33

See accompanying notes to unaudited consolidated financial statements.

(1)

Related party costs included in cost of sales are $20,565 and $21,047 for the thirteen weeks ended October 1, 2019 and October 2, 2018, respectively and $64,757 and $64,628 for the thirty-nine weeks ended October 1, 2019 and October 2, 2018, respectively. Related party costs included in occupancy and operating are $2,227 and $2,393 for the thirteen weeks ended October 1, 2019 and October 2, 2018, respectively and $7,046 and $7,328 for the thirty-nine weeks ended October 1, 2019 and October 2, 2018. See Note 6 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, July 3, 2018	20,996	$—	$65,621	$229,427	$295,048
Exercise of stock options	246	12,658	(3,819)	—	8,839
Issuance of restricted stock units	18	637	(656)	—	(19)
Repurchase and retirement of common stock	—	(13,295)	—	13,295	—
Stock-based compensation	—	—	2,259	—	2,259
Dividends paid or payable, $0.11 per share	—	—	—	(2,371)	(2,371)
Net income	—	—	—	8,516	8,516
Balance, October 2, 2018	21,260	$—	$63,405	$248,867	$312,272

Balance, July 2, 2019	20,510	$—	$63,430	$260,806	$324,236
Exercise of stock options	11	318	(80)	—	238
Issuance of restricted stock units	8	315	(327)	—	(12)
Repurchase and retirement of common stock	(1,117)	(633)	—	(40,656)	(41,289)
Stock-based compensation	—	—	2,223	—	2,223
Dividends paid or payable, $0.12 per share	—	—	—	(2,502)	(2,502)
Net income	—	—	—	3,671	3,671
Balance, October 1, 2019	19,412	$—	$65,246	$221,319	$286,565

	For the Thirty-Nine Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 2, 2018	20,485	$—	$68,904	$189,825	$258,729
Exercise of stock options	864	35,887	(10,205)	—	25,682
Issuance of restricted stock units	69	1,412	(1,796)	—	(384)
Repurchase and retirement of common stock	(158)	(37,299)	—	30,608	(6,691)
Stock-based compensation	—	—	6,502	—	6,502
Cumulative effect of adopting revenue recognition standard	—	—	—	(4,598)	(4,598)
Dividends paid or payable, $0.33 per share	—	—	—	(7,093)	(7,093)
Net income	—	—	—	40,125	40,125
Balance, October 2, 2018	21,260	$—	$63,405	$248,867	$312,272

Balance, January 1, 2019	21,058	$—	$64,342	$244,879	$309,221
Exercise of stock options	32	1,262	(313)	—	949
Issuance of restricted stock units	110	4,526	(5,539)	—	(1,013)
Repurchase and retirement of common stock	(1,788)	(5,788)	—	(66,642)	(72,430)
Stock-based compensation	—	—	6,756	—	6,756
Cumulative effect of adopting lease standard	—	—	—	19,963	19,963
Dividends paid or payable, $0.36 per share	—	—	—	(7,608)	(7,608)
Net income	—	—	—	30,727	30,727
Balance, October 1, 2019	19,412	$—	$65,246	$221,319	$286,565

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	October 1, 2019	October 2, 2018
Cash flows from operating activities:
Net income	$30,727	$40,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,644	52,760
Non-cash lease expense	20,599	—
Deferred income taxes	(3,782)	(4,624)
Stock-based compensation expense	6,539	6,258
Loss on disposal of assets	3,618	3,049
Changes in assets and liabilities:
Accounts and other receivables	17,219	759
Landlord contribution for tenant improvements	—	(1,380)
Inventories, net	(339)	388
Prepaid expenses and other current assets	3,106	1,595
Other assets, net	(6,785)	(1,978)
Accounts payable	(3,974)	(4,187)
Accrued expenses	(18,131)	(990)
Operating lease obligations	(27,910)	—
Deferred rent	—	2,045
Deferred lease incentives	—	2,073
Other liabilities	3,136	(905)
Net cash provided by operating activities	77,667	94,988

Cash flows from investing activities:
Purchases of property and equipment	(65,526)	(42,380)
Proceeds from sale of assets	—	5,501
Net cash used in investing activities	(65,526)	(36,879)

Cash flows from financing activities:
Borrowings on line of credit	805,000	948,000
Payments on line of credit	(742,000)	(1,016,500)
Taxes paid on vested stock units under employee plans	(1,013)	(384)
Proceeds from exercise of stock options	949	25,682
Cash dividends paid	(7,498)	(6,919)
Repurchases of common stock	(72,430)	(6,691)
Net cash used in financing activities	(16,992)	(56,812)

Net (decrease) increase in cash and cash equivalents	(4,851)	1,297
Cash and cash equivalents, beginning of period	29,224	24,335
Cash and cash equivalents, end of period	$24,373	$25,632

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	October 1, 2019	October 2, 2018
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,075	$8,456
Cash paid for interest, net of capitalized interest	$2,753	$3,399
Cash paid for operating lease obligations	$47,908	$—
Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$17,669	$—
Property and equipment acquired and included in accounts payable	$6,996	$4,648
Stock-based compensation capitalized	$217	$244

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

2.  REVENUE RECOGNITION

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Based on historical redemption rates, a portion of our gift card sales are not expected to be redeemed and will be recognized as gift card “breakage” over time. Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses,” on our Consolidated Balance Sheets is as follows (in thousands):

	October 1, 2019	January 1, 2019
Gift card liability	$11,605	$17,201
Deferred loyalty revenue (post-adoption of ASU 2016-10)	$8,988	$10,066

Revenue recognized on our Consolidated Statements of Income for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
Revenue recognized from gift card liability	$1,380	$1,167	$10,963	$8,853
Revenue recognized from customer loyalty program	$1,396	$1,229	$7,543	$6,282

3.  LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All of our restaurant leases and office space are classified as operating leases. As of October 1, 2019, we did not have any finance leases.

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

To determine the incremental borrowing rates used to discount the lease payments, the Company estimated its synthetic credit rating and utilized market data for similarly situated companies. Upon the implementation date of January 2, 2019, the Company’s estimated rates were applied based on the remaining lease term of each respective lease. Rates are updated quarterly and applied to new leases entered into during the quarter.

Weighted-average lease terms and discount rates as of October 1, 2019 were as follows:

Weighted-average remaining lease term	12.7 Years
Weighted-average discount rate	5.7%

Lease costs included in “Occupancy & operating” on the Consolidated Statements of Income consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
Lease cost	$13,642	$—	$40,595	$—
Variable lease cost	590	—	2,416	—
Total lease costs	$14,232	$—	$43,011	$—

Operating lease obligation maturities as of October 1, 2019 were as follows (in thousands):

2019 (remainder of fiscal year)	$9,186
2020	57,775
2021	57,435
2022	56,956
2023	54,711
Thereafter	402,519
Total lease payments	638,582
Less: imputed interest	(173,052)
Present value of operating lease obligations	$465,530

4.  LONG-TERM DEBT

Line of Credit

Our Credit Facility, which matures on November 18, 2021, provides us with revolving loan commitments totaling $250 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility are unsecured. As of October 1, 2019, there were borrowings of $158.0 million and letters of credit totaling approximately $14.1 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $77.9 million as of October 1, 2019. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirty-nine weeks ended October 1, 2019 was approximately 3.6%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At October 1, 2019, we were in compliance with these covenants. Based on our Credit Facility agreement, adopting new accounting standards, such as ASU 2016-02, Leases (Topic 842), does not impact our compliance calculations.

Interest expense and commitment fees under the Credit Facility for the thirty-nine weeks ended October 1, 2019 and October 2, 2018 were approximately $3.3 million and $3.8 million, respectively. We also capitalized approximately $0.2 million and $0.1 million of interest expense related to new restaurant construction during the thirty-nine weeks ended October 1, 2019 and October 2, 2018, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
Numerator:
Net income	$3,671	$8,516	$30,727	$40,125
Denominator:
Weighted-average shares outstanding – basic	20,191	21,118	20,646	20,861
Dilutive effect of equity awards	250	689	317	639
Weighted-average shares outstanding – diluted	20,441	21,807	20,963	21,500

Net income per share:
Basic	$0.18	$0.40	$1.49	$1.92
Diluted	$0.18	$0.39	$1.47	$1.87

For the thirteen weeks ended October 1, 2019, there were approximately 0.7 million shares of common stock equivalents that were excluded from the calculation of diluted net income per share because they are anti-dilutive. For the thirteen weeks ended October 2, 2018, there were no anti-dilutive shares of common stock equivalents. For the thirty-nine weeks ended October 1, 2019 and October 2, 2018, there were approximately 0.3 million  and 0.02 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within restaurant operating costs consisted of the following (in thousands):

	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	October 1, 2019		October 2, 2018		October 1, 2019		October 2, 2018
Cost of sales:
Third party suppliers	$50,987	71.3%	$47,553	69.3%	$156,982	70.8%	$145,969	69.3%
Jacmar	20,565	28.7	21,047	30.7	64,757	29.2	64,628	30.7
Total cost of sales	$71,552	100.0%	$68,600	100.0%	$221,739	100.0%	$210,597	100.0%

Occupancy and operating:
Third party suppliers	$62,694	96.6%	$58,709	96.1%	$183,959	96.3%	$170,350	95.9%
Jacmar	2,227	3.4	2,393	3.9	7,046	3.7	7,328	4.1
Total occupancy and operating	$64,921	100.0%	$61,102	100.0%	$191,005	100.0%	$177,678	100.0%

The amounts included in accounts payables related to Jacmar consisted of the following (in thousands):

	October 1, 2019	January 1, 2019
Third party suppliers	$25,166	$30,395
Jacmar	4,001	6,110
Total accounts payable	$29,167	$36,505

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

Under the Plan, we issue non-qualified stock options as well as time-based and performance-based RSUs to vice presidents and above. We issue time-based RSUs to our other support employees, and we issue time-based RSUs and/or non-qualified stock options to non-employee members of our Board of Directors. We also issue RSUs, and previously issued non-qualified stock options, in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen managers, directors of operations and directors of kitchen operations. GSSOP grants are dependent on the length of each participant’s service with us and position. All GSSOP participants are required to remain in good standing during their vesting period.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
Labor and benefits	$685	$577	$1,698	$1,699
General and administrative	$1,476	$1,600	$4,841	$4,559
Capitalized (1)	$63	$82	$217	$244

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	October 1, 2019	October 2, 2018
Expected volatility	34.5%	33.6%
Risk free interest rate	2.5%	2.3%
Expected option life	5 years	5 years
Dividend yield	1.5%	1.5%
Fair value of options granted	$15.67	$10.77

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

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2019	588	$38.14	189	$37.41
Granted	107	53.09
Exercised	(32)	29.62
Forfeited	(8)	45.72
Outstanding at October 1, 2019	655	$40.90	344	$38.67

As of October 1, 2019, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.3 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 1, 2019	494	$40.99
Granted	139	49.08
Released	(102)	35.45
Forfeited	(38)	44.86
Outstanding at October 1, 2019	493	$44.11

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of October 1, 2019, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $10.3 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 1, 2019	105	$38.32
Granted	31	53.22
Released	(28)	42.41
Forfeited	(3)	43.13
Outstanding at October 1, 2019	105	$41.42

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed based on management’s current estimate of the level that the performance goal will be achieved. As of October 1, 2019, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.5 million, which is generally expected to be recognized over the next three years.

8.  INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes.” At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year-to-date earnings. The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense or benefit may change as new events occur, additional information is obtained or the tax environment changes.

As of October 1, 2019, we had unrecognized tax benefits of approximately $1.3 million, of which approximately $1.0 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirty-Nine Weeks Ended
	October 1, 2019	October 2, 2018
Gross unrecognized tax benefits at beginning of year	$1,532	$1,516
Increases for tax positions taken in prior years	10	8
Decreases for tax positions taken in prior years	(5)	(49)
Increases for tax positions taken in the current year	73	58
Lapse in statute of limitations	(278)	(58)
Gross unrecognized tax benefits at end of year	$1,332	$1,475

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of October 1, 2019, the earliest tax year still subject to examination by the Internal Revenue Service is 2016. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2014.

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

10.  SHAREHOLDERS’ EQUITY

Stock Repurchases

During the thirty-nine weeks ended October 1, 2019, we repurchased and retired approximately 1.8 million shares of our common stock at an average price of $40.50 per share for a total of $72.4 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. In March 2019, our Board of Directors approved an expansion of our share repurchase program by $100 million. As of October 1, 2019, we have approximately $49.8 million remaining under the current $500 million share repurchase plan approved by our Board of Directors.

Cash Dividends

On July 22, 2019, our Board of Directors authorized and declared a quarterly cash dividend of $0.12 per share of common stock that was paid on August 26, 2019, to shareholders of record at the close of business on August 12, 2019. While we intend to pay quarterly cash dividends, any future decisions to pay, increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. Debt instruments that we enter into in the future may contain covenants that place limitations on the amount of dividends we may pay.

11.  SUBSEQUENT EVENTS

On October 21, 2019, our Board of Directors authorized and declared a quarterly cash dividend of $0.13 (a $0.01 or 8.3% increase from the prior quarter) per share of common stock payable on November 25, 2019, to shareholders of record at the close of business on November 11, 2019.

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

GENERAL

As of November 4, 2019, we owned and operated 208 restaurants located in the 28 states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Michigan, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and Washington. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes.

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

In 1996, we introduced our initial proprietary craft beers and expanded the BJ’s concept from its beginnings as a small pizzeria to a full-service, high energy casual dining restaurant when we opened our first large format restaurant featuring an operating brewery in Brea, California. Today our restaurants feature over 140 menu offerings including: slow roasted entrees, such as, prime rib and tri-tip; EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon; our original signature deep-dish pizza; the often imitated, but never replicated world-famous Pizookie® dessert; and our award-winning BJ’s proprietary craft beers.

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Based on historical redemption rates, a portion of our gift card sales are not expected to be redeemed and will be recognized as gift card “breakage” over time. Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date. For our customer loyalty program, we allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the revenues allocated to the points until such points are redeemed.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Income expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended October 1, 2019 and October 2, 2018, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.7	25.4	25.5	25.2
Labor and benefits	37.5	36.7	36.6	36.0
Occupancy and operating	23.3	22.6	21.9	21.2
General and administrative	5.1	5.4	5.4	5.5
Depreciation and amortization	6.5	6.5	6.2	6.3
Restaurant opening	0.3	0.1	0.2	0.2
Loss on disposal of assets	0.3	0.3	0.4	0.4
Total costs and expenses	98.8	97.1	96.2	94.8
Income from operations	1.2	2.9	3.8	5.2

Other income (expense):
Interest expense, net	(0.4)	(0.4)	(0.4)	(0.5)
Other income, net	—	0.1	0.2	—
Total other expense	(0.4)	(0.3)	(0.2)	(0.4)
Income before income taxes	0.8	2.6	3.5	4.8

Income tax (benefit) expense	(0.5)	(0.5)	—	—
Net income	1.3%	3.2%	3.5%	4.8%

Thirteen Weeks Ended October 1, 2019 Compared to Thirteen Weeks Ended October 2, 2018

Revenues.  Total revenues increased by $8.5 million, or 3.1%, to $278.7 million during the thirteen weeks ended October 1, 2019, from $270.3 million during the comparable thirteen week period of 2018. The increase in revenues primarily consisted of an $8.5 million increase in sales from new restaurants not yet in our comparable restaurant sales base, partially offset by a 0.3%, or $0.7 million decrease in comparable restaurant sales. This decrease in comparable restaurant sales resulted from a decrease in customer traffic of approximately 3.0%, partially offset by an increase in average check of approximately 2.7%.

Cost of Sales.  Cost of sales increased by $3.0 million, or 4.3%, to $71.6 million during the thirteen weeks ended October 1, 2019, from $68.6 million during the comparable thirteen week period of 2018. This increase was primarily due to the opening of six new restaurants since the thirteen weeks ended October 2, 2018. As a percentage of revenues, cost of sales increased to 25.7% for the current thirteen week period from 25.4% for the prior year comparable period. This percentage increase is primarily due to higher produce costs related to avocados and unfavorable menu mix related to the roll out of our new slow roasted tri-tip sirloin.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $5.6 million, or 5.7%, to $104.7 million during the thirteen weeks ended October 1, 2019, from $99.1 million during the comparable thirteen week period of 2018. This increase was primarily due to the opening of six new restaurants since the thirteen weeks ended October 2, 2018. As a percentage of revenues, labor and benefit costs increased to 37.5% for the current thirteen week period from 36.7% for the prior year comparable period. This percentage increase is primarily due to higher hourly labor rates coupled with increased labor hours related to the roll out of our new slow roasted tri-tip sirloin and Gold Standard Kitchen Systems, partially offset by lower incentive compensation. Included in labor and benefits for the thirteen weeks ended October 1, 2019 and October 2, 2018, was approximately $0.7 million and $0.6 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $3.8 million, or 6.3%, to $64.9 million during the thirteen weeks ended October 1, 2019, from $61.1 million during the comparable thirteen week period of 2018. This increase was primarily due to the opening of six new restaurants since the thirteen weeks ended October 2, 2018 and increased marketing expenses. As a percentage of revenues, occupancy and operating expenses increased to 23.3% for the current thirteen week period from 22.6% for the prior year comparable period. This percentage increase was primarily due to increased marketing and commissions to third party delivery companies and higher maintenance costs related to our handheld server tablets, coupled with the impact of the adoption of Topic 842 related to deferred sales-leaseback gains which are no longer being offset against rent expense over the term of the lease. As a result of adopting Topic 842, we currently expect to recognize higher rent expense by approximately $2.5 million during fiscal 2019.

General and Administrative.  General and administrative expenses decreased by $0.4 million, or 2.7%, to $14.3 million during the thirteen weeks ended October 1, 2019, from $14.7 million during the comparable thirteen week period of 2018. Included in general and administrative costs for the thirteen weeks ended October 1, 2019 and October 2, 2018, was approximately $1.5 million and $1.6 million, respectively, or 0.5% and 0.6% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.1% for the current thirteen week period from 5.4% for the prior year comparable period. This percentage decrease was primarily due to lower incentive compensation expense based on our performance to date coupled with our ability to leverage the fixed component of these expenses over a higher revenue base from our new restaurants.

Depreciation and Amortization. Depreciation and amortization increased by $0.5 million, or 2.7%, to $18.2 million during the thirteen weeks ended October 1, 2019, compared to $17.7 million during the comparable thirteen week period of 2018. This increase was primarily due to depreciation expense related to the six new restaurants opened since the thirteen weeks ended October 2, 2018. As a percentage of revenues, depreciation and amortization was 6.5% for both the current thirteen week period and the prior year comparable period.

Restaurant Opening.  Restaurant opening expense increased by $0.6 million, or 140.7%, to $1.0 million during the thirteen weeks ended October 1, 2019, compared to $0.4 million during the comparable thirteen week period of 2018. This increase is primarily due to two new restaurant openings for the current thirteen week period compared to only one new restaurant opening for the prior year comparable period, coupled with residual opening costs from our late opening in the prior quarter.

Loss on Disposal of Assets.  Loss on disposal of assets was $0.9 million during the thirteen weeks ended October 1, 2019, and the comparable thirteen week period of 2018. These costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net.  Interest expense, net, increased by $0.1 million to $1.2 million during the thirteen weeks ended October 1, 2019, compared to $1.1 million during the comparable thirteen week period of 2018. This increase was primarily due to a higher average debt balance during the thirteen weeks ended October 1, 2019, compared to the comparable thirteen week period of 2018.

Other Income (Expense), Net.  Other income, net, decreased by $0.1 million to $0.1 million during the thirteen weeks ended October 1, 2019, compared to $0.2 million during the comparable thirteen week period of 2018.

Income Tax Benefit.  Our effective income tax rate for the thirteen weeks ended October 1, 2019, was -65.3% compared to -20.4% for the comparable thirteen week period of 2018. The effective income tax rate for the thirteen weeks ended October 1, 2019, differed from the statutory income tax rate primarily due to higher tax credits.

Thirty-Nine Weeks Ended October 1, 2019 Compared to Thirty-Nine Weeks Ended October 2, 2018

Revenues.  Total revenues increased by $34.0 million, or 4.1% to $870.4 million during the thirty-nine weeks ended October 1, 2019, from $836.4 million during the comparable thirty-nine week period of 2018. The increase in revenues primarily consisted of a $21.8 million increase in sales from new restaurants not yet in our comparable restaurant sales base, and a 1.3%, or $10.6 million, increase in comparable restaurant sales. The increase in comparable restaurant sales resulted from an increase in average check of approximately 2.4%, partially offset by a decrease in customer traffic of approximately 1.1%.

Cost of Sales.  Cost of sales increased by $11.1 million, or 5.3%, to $221.7 million during the thirty-nine weeks ended October 1, 2019, from $210.6 million during the comparable thirty-nine week period of 2018. This increase was primarily due to the opening of six new restaurants since the thirty-nine weeks ended October 2, 2018. As a percentage of revenues, cost of sales increased to 25.5% for the current thirty-nine week period from 25.2% for the prior year comparable period. This percentage increase is primarily due to greater discounting during the thirty-nine weeks ended October 1, 2019, coupled with commodity cost increases and unfavorable menu mix related to the roll out of our new slow roasted tri-tip sirloin.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $16.9 million, or 5.6%, to $318.4 million during the thirty-nine weeks ended October 1, 2019, from $301.5 million during the comparable thirty-nine week period of 2018. This increase was primarily due to the opening of six new restaurants since the thirty-nine weeks ended October 2, 2018. As a percentage of revenues, labor and benefit costs increased to 36.6% for the current thirty-nine week period from 36.0% for the prior year comparable period. This percentage increase is primarily due to higher hourly labor rates coupled with increased labor hours related to the roll out of our new slow roasted tri-tip sirloin and Gold Standard Kitchen Systems, partially offset by lower incentive compensation and lower taxes and benefits. Included in labor and benefits for the thirty-nine weeks ended October 1, 2019 and October 2, 2018, was approximately $1.7 million, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $13.3 million, or 7.5%, to $191.0 million during the thirty-nine weeks ended October 1, 2019, from $177.7 million during the comparable thirty-nine week period of 2018. This increase was primarily due to the opening of six new restaurants since the thirty-nine weeks ended October 2, 2018, and increased marketing expenses and third party delivery fees. As a percentage of revenues, occupancy and operating expenses increased to 21.9% for the current thirty-nine week period from 21.2% for the prior year comparable period. This percentage increase was primarily due to increased marketing and commissions to third party delivery companies and higher maintenance costs related to our handheld server tablets, coupled with the impact of the adoption of Topic 842 related to deferred sales-leaseback gains which are no longer being offset against rent expense over the term of the lease. As a result of adopting Topic 842, we currently expect to recognize higher rent expense by approximately $2.5 million during fiscal 2019.

General and Administrative.  General and administrative expenses increased by $1.5 million, or 3.3%, to $47.2 million during the thirty-nine weeks ended October 1, 2019, from $45.6 million during the comparable thirty-nine week period of 2018. Included in general and administrative costs for the thirty-nine weeks ended October 1, 2019 and October 2, 2018, was approximately $4.8 million and $4.6 million, respectively, or 0.6% and 0.5% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.4% for the current thirty-nine week period from 5.5% for the prior year comparable period. This percentage decrease was primarily due to lower incentive compensation expense based on our performance to date coupled with our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase, offset by an increase in our deferred compensation plan. The deferred compensation expense is offset by the related investment gain included in “Other income, net” on our Consolidated Statements of Income.

Depreciation and Amortization.  Depreciation and amortization increased by $0.9 million, or 1.7%, to $53.6 million during the thirty-nine weeks ended October 1, 2019, compared to $52.8 million during the comparable thirty-nine week period of 2018. This increase was primarily due to depreciation expense related to the six new restaurants opened since the thirty-nine weeks ended October 2, 2018. As a percentage of revenues, depreciation and amortization decreased to 6.2% for the current thirty-nine week period from 6.3% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses over a higher revenue base from new restaurants and our comparable restaurant sales increase.

Restaurant Opening.  Restaurant opening expense increased by $0.2 million, or 10.5%, to $2.0 million during the thirty-nine weeks ended October 1, 2019, compared to $1.8 million during the comparable thirty-nine week period of 2018. This increase is primarily due to one additional opening during the thirty-nine weeks ended October 1, 2019.

Loss on Disposal of Assets.  Loss on disposal of assets increased by $0.6 million, or 18.7%, to $3.6 million during the thirty-nine weeks ended October 1, 2019, compared to $3.0 million during the comparable thirty-nine week period of 2018. These costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net.  Interest expense, net, decreased by $0.5 million to $3.3 million during the thirty-nine weeks ended October 1, 2019, compared to $3.8 million during the comparable thirty-nine week period of 2018. This decrease was due to a lower average debt balance during the thirty-nine weeks ended October 1, 2019, compared to the thirty-nine week period of 2018.

Other Income (Expense), Net.  Other income, net, increased by $1.1 million to $1.4 million during the thirty-nine weeks ended October 1, 2019, compared to $0.2 million during the comparable thirty-nine week period of 2018. This increase was primarily due to an increase in the cash surrender value of certain life insurance programs under our deferred compensation plan. This increase offsets the related deferred compensation expense included in “General and administrative” expenses on our Consolidated Statements of Income.

Income Tax Benefit.  Our effective income tax rate for the thirty-nine weeks ended October 1, 2019, was 0.4% compared to -0.9% for the comparable thirty-nine week period of 2018. The effective income tax rate for the thirty-nine weeks ended October 1, 2019, differed from the statutory income tax rate primarily due to higher tax credits and stock based compensation tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

The following tables provide, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	October 1, 2019	January 1, 2019
Cash and cash equivalents	$24,373	$29,224
Net working capital	$(89,574)	$(71,938)
Current ratio	0.4:1.0	0.5:1.0

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

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for three of our existing restaurants and our Texas brewpub locations. We also own two parcels of land adjacent to two of our restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we have subsequently entered into sale-leaseback arrangements for land parcels that we previously purchased. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirty-Nine Weeks Ended
	October 1, 2019	October 2, 2018
Net cash provided by operating activities	$77,667	$94,988
Net cash used in investing activities	(65,526)	(36,879)
Net cash used in financing activities	(16,992)	(56,812)
Net (decrease) increase in cash and cash equivalents	$(4,851)	$1,297

Operating Cash Flows

Net cash provided by operating activities was $77.7 million during the thirty-nine weeks ended October 1, 2019, representing a $17.3 million decrease from the $95.0 million provided during the thirty-nine weeks ended October 2, 2018. The decrease over the prior year is primarily due lower net income and the timing of accrued expenses, partially offset by the timing of accounts and other receivable collections and accounts payable payments.

Investing Cash Flows

Net cash used in investing activities was $65.5 million during the thirty-nine weeks ended October 1, 2019, representing a $28.6 million increase from the $36.9 million used during the thirty-nine weeks ended October 2, 2018. The increase over prior year is primarily due to the timing of new restaurant openings.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Thirty-Nine Weeks Ended
	October 1, 2019	October 2, 2018
New restaurants	$41,292	$22,833
Restaurant maintenance and key productivity initiatives	23,711	19,138
Restaurant and corporate systems	523	409
Total capital expenditures	$65,526	$42,380

As of November 4, 2019, we have opened six restaurants and we expect to open one additional restaurant by the end of this fiscal year. We expect to open eight to ten restaurants in fiscal 2020, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2020 potential restaurant locations. Our new restaurant unit economics continue to warrant an appropriate allocation of our available capital, and we will continue to balance new restaurant growth with our commitment to drive shareholder returns through our share repurchase program and quarterly cash dividends.

We currently anticipate our total capital expenditures for fiscal 2019, including all expenditure categories, to be approximately $80 million, including a new human capital management system, as well as increased construction and development costs for our restaurant openings as a result of higher tariffs and labor costs. We expect to fund our anticipated capital expenditures for the remainder of fiscal 2019 and fiscal 2020 with our current cash balance on hand, expected cash flows from operations, expected tenant improvement allowances and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $17.0 million during the thirty-nine weeks ended October 1, 2019, representing a $39.8 million decrease from the $56.8 million used during the thirty-nine weeks ended October 2, 2018. The decrease in cash used over prior year is primarily due to a decrease in payments on our line of credit, net of borrowings, partially offset by an increase in shares repurchased and a reduction in proceeds from exercises of stock options.

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

As of October 1, 2019, we have cumulatively repurchased shares valued at approximately $450.2 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $72.4 million during the thirty-nine weeks ended October 1, 2019. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of October 1, 2019, we have approximately $49.8 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases, or on the amount of dividends we pay, as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of October 1, 2019, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

Inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations. Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the cost of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant customers. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather or other market conditions outside of our control. We are currently unable to contract for certain commodities, such as fluid dairy, fresh meat or seafood, and most fresh produce items for long periods of time. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations.

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

For the thirty-nine weeks ended October 1, 2019, we utilized several critical accounting estimates to adopt ASU 2016-02, Leases. We are required to discount our lease payments using a fully collateralized incremental borrowing rate over the probable lease term for each lease. To estimate the fully collateralized incremental borrowing rate for each lease term, we utilized an estimated (synthetic) credit rating for the Company and publicly available trading data for debt instruments. We estimate each probable lease term at lease commencement which is used in the discounted cash flow calculation and as one factor to determine the classification of our leases as finance or operating. For further information see Note 1, Recently Adopted Accounting Standards, and Note 3, Leases, in the Notes to Unaudited Consolidated Financial Statements.

A summary of our other critical accounting policies included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended January 1, 2019. During the thirty-nine weeks ended October 1, 2019, there were no significant changes in our critical accounting policies, other than those related to the adoption of ASU 2016-02 as discussed above and in Note 1, Recently Adopted Accounting Standards, and Note 3, Leases, in the Notes to Unaudited Consolidated Financial Statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $250 million unsecured Credit Facility of which $158.0 million is currently outstanding that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $1.2 million annual impact on our net income.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2019, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To facilitate the adoption of the new lease accounting standard (Topic 842), effective as of January 2, 2019, and to properly account for its impact on our leases, we established implementation controls to ensure our contracts have been properly evaluated and that the impact of the new lease accounting standard has been properly assessed and disclosed on our consolidated financial statements for the thirty-nine weeks ended October 1, 2019.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 1, 2019, we have cumulatively repurchased shares valued at approximately $450.2 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $72.4 million during the thirty-nine weeks ended October 1, 2019. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of October 1, 2019, we have approximately $49.8 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases or on the amount of dividends we pay, as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during the thirty-nine weeks ended October 1, 2019:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/02/19 – 01/29/19	41,667	$52.39	41,667	$—	$20,028,995
01/30/19 – 02/26/19	—	$—	—	$—	$20,028,995
02/27/19 – 04/02/19	207,274	$46.85	207,274	$100,000,000	$110,318,234
04/03/19 – 04/30/19	184,254	$46.13	184,254	$—	$101,819,048
05/01/19 – 05/28/19	97,713	$48.59	97,713	$—	$97,070,846
05/29/19 – 07/02/19	139,912	$42.88	139,912	$—	$91,071,382
07/03/19 – 07/30/19	28,581	$39.55	28,581	$—	$89,940,971
07/31/19 – 08/27/19	434,684	$36.58	434,684	$—	$74,041,633
08/28/19 – 10/01/19	654,142	$37.09	654,142	$—	$49,782,641
Total	1,788,227	$40.50	1,788,227

(1)	Period information is presented in accordance with our fiscal months during the thirty-nine weeks ended October 1, 2019.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

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

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

November 4, 2019	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)