Form 10-K
period 2019-12-31
BJs RESTAURANTS INC
filed 2020-02-25
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, July 2, 2019, was $763,660,228, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 21, 2020, 19,220,503 shares of the common stock of the Registrant were outstanding.

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

•	Any adverse changes in the supply of food, labor, brewing, energy and other expenses may adversely affect our operating results.
•	Health concerns arising from outbreaks of flu viruses or other diseases, or regional or global health pandemics may adversely affect our business.
•	Any inability of our internal or independent third party brewers to timely supply our beer may adversely affect our operating results.
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

FISCAL PERIODS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended December 31, 2019, January 1, 2019, January 2, 2018, January 3, 2017, and December 29, 2015, are referred to as fiscal years 2019, 2018, 2017, 2016, and 2015, respectively. Our fiscal years consist of 52 or 53 weeks and end on the Tuesday closest to December 31. All fiscal years presented in this Form 10-K, with the exception of fiscal year 2016, consisted of 52 weeks. Additionally, all quarters, with the exception of the fourth quarter in fiscal year 2016, consisted of 13 weeks. Fiscal year 2016 consisted of 53 weeks, with a 14-week fourth quarter; therefore, all financial references to fiscal year 2016 assume 53 weeks of operations, unless noted otherwise.

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

In 1996, we introduced our own proprietary craft beers and expanded the BJ’s concept from its beginnings as a small pizzeria to a full-service, high energy casual dining restaurant when we opened our first large format restaurant including our own internal brewing operations in Brea, California. Today our restaurants feature over 140 menu offerings including: slow roasted entrees, such as, prime rib; EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon; our original signature deep-dish pizza; the often imitated, but never replicated world-famous Pizookie® dessert; and our award-winning BJ’s proprietary craft beers. As of February 24, 2020, we own and operate 209 restaurants located in 29 states, and our proprietary craft beer is produced at several of our restaurants, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes.

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

Our Gold Standard of Operational Excellence is focused on the following key areas that help to differentiate BJ’s from other casual dining restaurants:

•

Feature a Broad and Distinctive Menu – Over the years we have expanded the BJ’s concept to include menu options that meet our customers’ preferences for any dining occasion. Our menu items are created by our talented culinary team and prepared to order in our restaurants using fresh high-quality ingredients. Our broad menu is an important factor in our differentiation from other casual dining competitors. We evaluate our menu offerings and prices two to three times a year in addition to offering seasonal or limited time only menu items throughout the year. Building on our early pizza legacy, we now offer almost 20 signature flavors of pizza and made-to-order combinations in tavern-cut and deep-dish styles. Our hand-pressed deep-dish pizza dough is double proofed – which means it rises twice – which elevates its presentation and taste. In 2017, we introduced slow roast ovens into our restaurants and began slow roasting large format proteins including prime rib, turkey, pork and tri-tip sirloin. The 2019 addition of our tri-tip sirloin has been so successful that it quickly joined our slow roast prime rib and our double bone-in pork chop as signature menu items that showcase our higher quality, differentiated positioning. By continually innovating our slow roast offerings, we provide our customers with unique and craveable menu items they can only get at BJ’s. Our menu differentiation also includes our successful EnLIGHTened Entrees® category which features “better for you" selections of lower-calorie, “super” foods, vegetarian and gluten-free options.

•

Offer Award Winning, Proprietary Craft Beer – All of our restaurants feature our award-winning, proprietary craft beers, which we believe showcase the quality and care of the ingredients we use at BJ’s. Our high-quality, craft beers further differentiate BJ’s from many other restaurant concepts and complement our broad menu items. Our beers have earned over 220 medals at different beer festivals and events, including 36 medals at the Great American Beer Festival and 11 medals at the World Beer Cup. We also offer approximately 30 domestic, imported and “guest” craft beers on tap, in addition to a selection of bottled beers in our restaurants. Additionally, we offer our craft beer for take-out at select restaurant locations and for sale at select retailers. Our large and unique beer offering is intended to enhance BJ’s competitive positioning as a leading retailer of beer in the casual dining segment of the restaurant industry.

•

Provide an Everyday Value Proposition – We strive to offer great everyday value throughout our menu, with diverse price points and unique flavor profiles. Our menu entrées, excluding our promotional specials, generally range in price from $7.25 to $27.50 and our average per-customer check during fiscal 2019, including beverages, was approximately $17.00, compared to the mass market casual dining concepts that have average customer checks of $13.00 to $23.00. To reinforce and highlight our everyday value proposition, our Daily Brewhouse Specials feature iconic food and drink combinations Monday through Thursday and are a key driver customer traffic and loyalty. Our restaurants also have daily lunch specials and happy hour offerings, where permitted, further enhancing our strong value equation.

•

A Culture Committed to Service and Hospitality – Great dining experiences start with great people. We have invested carefully to make sure we recruit, select, train and retain employees that can take care of our customers and operate our large and complex restaurants. In addition to hiring great employees, we have invested in productivity and hospitality systems to enhance our ability to deliver the Gold Standard of Operational Excellence that we promise our customers. These systems include a Net Promoter Scoring system that helps us evaluate several key elements of our service including pace, hospitality, value and recommend scores, as well as mystery shopper and customer loyalty programs. Our restaurant teams execute at a high level and treat every customer as if they are family, which drove higher Net Promoter Scores in 2019.

•

Optimize our Customers’ Time – Time is a finite resource for our customers, and we believe that by being attentive to every detail, we can optimize our customers’ enjoyment when they choose to dine in our restaurants. We introduced hand-held ordering tablets to our servers in 2017, which have helped to improve our pace and productivity, including reducing the time it takes to deliver the first drink or food item to our customers. The tablets have resulted in an improved customer experience and driven higher incident rates for beverages, appetizers and desserts.

•

Making the BJ’s Menu Available Off-Premise – Consumer preferences continue to evolve as e-commerce, mobile shopping and “food-on-demand” to any location continue to gain traction and divert visitation away from traditional brick and mortar shopping locations. To meet these new preferences, we have invested in the off-premise channel, continue to collaborate with several third-party delivery partners to provide delivery service from our restaurants, and continue to grow our capabilities to address this opportunity. We also leverage our self-developed mobile application, our website and other platforms to ensure our customers can easily enjoy BJ’s menu off-premise. In 2019, we launched our new catering menu, website and ordering process. These ongoing system and operational improvements are producing a solid customer experience as well as increased traffic, off premise check growth and increased catering orders.

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

RESTAURANT OPERATIONS

Based on internal and publicly available data, we believe that our restaurants, on average, generate relatively high customer traffic per square foot compared to many other casual dining concepts. We have implemented operational systems and procedures to support our goal to run our restaurants “quality fast,” particularly at peak dining periods, in order to effectively and efficiently serve every customer. The typical management team for a BJ’s restaurant consists of a General Manager, an Executive Kitchen Manager and three to five other managers depending on the sales volume of each restaurant. The General Manager is responsible for the day-to-day operations of their restaurant, including hiring, training, and the development of personnel, as well as for sales and operating profit. The Executive Kitchen Manager is responsible for managing food quality and preparation, purchasing, inventories and kitchen labor costs.

New restaurant managers are required to successfully complete an 11-week comprehensive advanced management training program dedicated to all operational aspects of our restaurants including both restaurateuring and restaurant business-related topics. Our restaurant management training program is directed by our Vice President of Operations Talent Development and is closely monitored by our field supervision team.

The General Manager of each restaurant reports to a Director of Operations or an Area Vice President, who reports to a Senior Vice President of Operations or a Vice President of Operations. Additionally, we have a kitchen operations team that oversees the food quality and safety, kitchen efficiency and consistency in our restaurants and helps educate, coach and develop our kitchen managers. Our kitchen operations team reports to our Senior Vice President of Culinary and Kitchen Innovation. Our Senior and Vice Presidents of Operations report to our Executive Vice President of Operations who oversees all aspects of restaurant operations including kitchen and bar operations, restaurant facility management, new restaurant openings, talent development and recruiting, as well as the roll-out of key operational initiatives.

Each of our restaurants typically employs an average of approximately 110 hourly employees, many of whom work part-time. Our goal is to staff our restaurants with qualified, trained and enthusiastic employees who desire to be an integral part of BJ’s fun, premium casual atmosphere and, at the same time, have the passion, intensity, work ethic and ability to execute our concept correctly and consistently on every shift. In January 2019, we were awarded the Diamond Catalyst Award by Black Box Intelligence™, formerly TDn2K™ (Transforming Data into Knowledge) as a tribute to our superior operational and workplace results. This award honors restaurant organizations for workplace and employment excellence in the restaurant industry and for setting the standard for overall best-in-class business performance. Additionally, in January 2020, we were awarded the Best Practices Award by Black Box Intelligence™. This award honors restaurant organizations that lead the industry in workforce diversity, community involvement and sustainable practices.

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

We seek to secure high-quality, high-profile locations for our “casual plus” restaurants, which we believe have the ability to draw customers from a larger area than most “mass market” casual dining chain restaurants. Since BJ’s has proven that it can be successful in a variety of locations (suburban shopping areas, retail strip centers, lifestyle centers, and entertainment centers – either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. We prefer to open our restaurants at high-profile sites in mature trade areas with dense populations. We generally target geographic regions that allow us to build multiple restaurants in those areas. This “clustering” approach provides economic benefits including lower supply and distribution costs, improved marketing efficiencies, management supervision leverage and increased brand awareness.

During fiscal 2019, we opened seven new restaurants and closed an existing, smaller format restaurant in Balboa, California when its lease expired. As a result, we increased our overall total restaurant operating weeks by approximately 3% during the year. During fiscal 2020, we expect to open eight to ten new restaurants. Based on information currently available, we expect to open three to four restaurants during the first half of fiscal 2020, and the remaining restaurants during the second half of the year.

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

TARGETED NEW RESTAURANT ECONOMICS

Our current restaurant prototypes average approximately 7,500 square feet with seating for as many as 250 customers with a targeted gross construction cost of approximately $4.5 million to $5.5 million, some of which may be reimbursed to us by our landlords in the form of tenant improvement allowance incentives. Potential restaurant locations may not have a tenant improvement allowance available and such allowances, when available, will vary in amount. In selecting sites for our restaurants, an important objective is to earn a suitable rate of return on our investment. However, this return often cannot be meaningfully measured until our restaurants reach their mature sales and profitability levels. Maturation periods vary from restaurant to restaurant, but generally range from two to five years. We currently target an approximate blended 20% return on our net cash invested to build a new restaurant and an approximate blended 15% return on total capital invested, which includes our net cash invested and a factor for the landlord’s invested capital (based on a capitalized value of minimum rents to be paid to the landlord) for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations.

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

Our preopening expense averaged approximately $0.4 million per new restaurant in fiscal 2019. We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and during the first month of a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

BREWING OPERATIONS

Our internal brewing operations originated in 1996 with the opening of the first large format location in Brea, California, which included our first on-site brewing operation. We currently have five restaurants with brewpub operations and two other brewpub locations around the country. We also utilize qualified independent third party brewers to produce our beer, using our proprietary recipes. Additionally, our on-site and independent third party brewing operations analyze each batch of BJ’s branded beer in internal laboratories and periodically send samples to an independent laboratory for quality control testing purposes. Our brewing operations are typically staffed with a head brewer and assistant brewers, who report to a brewing director. Production planning and quality control are monitored by our corporate brewing operations department which is led by our Senior Vice President of Brewing Operations.

We currently believe that a combination of internal brewing and larger-scale independent third party brewing represents the optimal production method for our craft beers as we continue the national expansion of our restaurants. During fiscal 2019, we internally brewed approximately 50% of our branded craft beers, with approximately 55% of this amount brewed in our Temple, Texas brewpub locations. This approach allows us to get the benefits provided by brewing beer in larger batches, yet also provides us the flexibility to allow our brewing operations to focus on specialty, seasonal and research and development beers. We also produce our proprietary non-alcoholic craft sodas that are sold in our restaurants. Our craft sodas include root beer, ginger beer, cream, orange and black cherry soda.

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

Our marketing related expenditures were approximately 2.2% of revenues for fiscal 2019 and 2018, and 2.0%, of revenues for fiscal 2017. We expect our marketing expenditures in 2020 to be 2% to 3% of our revenues. However, depending on the current operating conditions for casual dining restaurants, we may decide to increase or decrease our marketing expenditures from our current expectations.

CHARITABLE ACTIVITIES

At BJ’s we believe it is important to give back to the communities we serve and to do more good things for more people. In fiscal 2006, we started the BJ’s Restaurants Foundation (the “Foundation”), a 501(c)(3) qualified non-profit charitable organization, which is principally dedicated to supporting charities benefiting children’s healthcare and education, with a primary focus on the Cystic Fibrosis Foundation (“CFF”). Our Chairman of the Board of Directors and four of our current executive officers currently serve on the Foundation’s seven-person Board of Directors. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which was created in 1998 and continues to be the heart of BJ’s continued financial support of CFF, to which millions of dollars have been donated throughout the years. In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training programs. These programs, combined with other programs administered by the Foundation, resulted in the donation of approximately $0.4 million to CFF during each of the last three fiscal years.

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

INFORMATION SYSTEMS

We believe it is extremely important to provide our operators with state of the art, secure technology so that they can better serve our customers and our employees in a productive and efficient manner. These technologies include an automated kitchen display system (“KDS”) and bar display system (“BDS”), a web-based labor scheduling and productivity analyzer system, a theoretical food cost system, an automated front desk table management system and handheld server tablets. Each of these systems is integrated into our Point of Sale (“POS”) system which is used to record sales transactions, send menu orders to our kitchen, batch and transmit credit card transactions, record employee time clock information and produce a variety of management reports. Our KDS is an automated routing and cooking station balancing system which improves cooking station productivity, synchronizes order completion, provides valuable ticket time and cooking time data, and allows for more efficient levels of labor without sacrificing quality. Our BDS is an automated routing and beverage station balancing system which improves beverage station productivity by further leveraging our automation capability. Additionally, our web-based labor scheduling and productivity analyzer automates aspects of labor scheduling for the managers and employees and produces a number of real-time key performance indicators and productivity reports for our management team, including controls and alerts to assist in complying with federal, state and local labor laws. Our theoretical food cost system and automated food prep system allow us to better measure product yields in our kitchens and help reduce kitchen errors and eliminate excessive waste. Our automated front desk table management system helps us to better optimize the overall seating efficiencies and “table turns” in our restaurants. We also utilize a centralized accounting and human resources system that collects data from our restaurants in order to produce operational and scorecard reporting as well as a data center technology services with cloud based technologies to provide scalability and bursting capabilities which support growth and enable rapid technology deployments. Our electronic human resources workflow solution streamlines and expedites the process of onboarding new employees, while insuring accuracy and facilitating the collection of richer data. In 2020, we will be implementing a new human capital management system, which we expect to further enhance and improve our current capabilities. Our tablet-based inventory technology streamlines our inventory counting process while insuring accuracy. Our BJ’s mobile application, which allows our customers to use their smartphones to order ahead, add their name to our waitlist, pay at the table and manage their loyalty account, among other things, has been well received by our customers. We will continue to develop restaurant and support technologies that help improve the customer experience, employee effectiveness and satisfaction, financial management and cost control. All new technology is thoroughly tested before any company-wide rollout is implemented.

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

We use Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States to deliver the majority of our food products to our restaurants. In July 2017, after conducting a market evaluation, we entered into a new five-year agreement with DMA. The agreement expires in June 2020 and automatically renews for two successive one-year periods (effectively expiring June 2022), unless either party provides a non-renewal notice 90 days prior to the end of each contract year. In October of 2019, DMA provided notice of non-renewal resulting in the current program expiring on June 30, 2020. We are currently soliciting proposals from DMA and other national distribution companies that are highly capable of servicing our needs.

Jacmar Foodservice Distribution is a member of DMA and is the primary distributor of food and operating supplies for our California and Nevada restaurants. See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding this related party. We have a non-exclusive contract with DMA on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies.

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

RELATED PARTY TRANSACTIONS

James Dal Pozzo, the Chairman of the Board of the Jacmar Companies (“Jacmar”), is a member of our Board of Directors. Jacmar, through its affiliation with DMA, a consortium of large, regional food distributors located throughout the United States, is currently our largest distributor of food, beverage, paper products and supplies. In 2006, we began using DMA to deliver the majority of our food products to our restaurants. In July 2017, after conducting a market evaluation, we entered into a new five-year agreement with DMA. The agreement expires in June 2020 and automatically renews for two successive one-year periods (effectively expiring June 2022), unless either party provides a non-renewal notice 90 days prior to the end of each contract year. In October of 2019, DMA provided notice of non-renewal resulting in the current program expiring on June 30, 2020. We are currently soliciting proposals from DMA and other national distribution companies that are highly capable of servicing our needs.

Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. Under the terms of our agreement with DMA, Jacmar is required to sell products to us at the same prices as the other DMA distributors. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other third party vendors and are included in “Cost of sales” on our Consolidated Statements of Income. See Note 13 of Notes

to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for more information on related party transactions.

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

EMPLOYEES

On February 24, 2020, we employed approximately 22,500 employees at our 209 restaurants. Most of our employees in our restaurant operations provide their services on a part-time basis, as defined by the Affordable Care Act. We also employed approximately 225 employees at our restaurant support center and in our field supervision organization. We believe that we maintain favorable relations with our employees. Currently, no unions or collective bargaining arrangements are in place at our Company.

INSURANCE

We maintain comprehensive insurance coverage, including, but not limited to, property, casualty, directors and officers liability and network privacy security liability, with coverage and limits we believe are currently appropriate for our operations. We retain a substantial portion of our workers’ compensation and general liability costs through self-insured retentions and large deductibles. There is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits; that we can continue to obtain and maintain such insurance at all; or that our premium costs will not rise to an extent that they will adversely affect our ability to economically obtain or maintain such insurance. We carry employment practices insurance, which covers claims involving matters such as harassment, discrimination, and wrongful termination; however, it excludes wage and hour claims and other matters. A settlement or judgment against us in excess of, or outside of, our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position and business. See “Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances” in “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and other members of the senior leadership team as of February 24, 2020:

Name	Age	Position
Gregory A. Trojan	60	Chief Executive Officer and Director
Gregory S. Levin	52	President, Chief Financial Officer and Secretary
Gregory S. Lynds	58	Executive Vice President and Chief Development Officer
Lon F. Ledwith	62	Executive Vice President, Operations
Kevin E. Mayer	50	Executive Vice President and Chief Marketing Officer
Kendra D. Miller	45	Executive Vice President, General Counsel and Assistant Secretary
Brian S. Krakower	49	Senior Vice President and Chief Information Officer

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

Our restaurants are primarily located near high consumer activity areas such as regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. We depend in large part on a high volume of visitors to these centers to attract customers to our restaurants. E-commerce or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. A decline in visitors to these centers near our restaurants may negatively affect our sales. Additionally, e-commerce or online shopping has caused some “brick and mortar” retail sites to cease operations, and it may continue to cause future “brick and mortar” retail sites to cease operations. These closures of traditional “brick and mortar” retail sites may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower customer traffic at our restaurants.

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

Our recent average restaurant sales and comparable restaurant sales trends may not be indicative of future trends or future operating results. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•	our ability to execute our business strategy effectively;
•	our ability to execute productively and efficiently within the “four walls” of each restaurant;

•	our menu development and pricing strategy;
•	our ability to continue deploying menu, beverage, capital expenditure and technological innovations that have the opportunity to increase customer visit frequency and spending per visit;
•	initial sales performance by new restaurants, some of which may be unusually strong and thus difficult to increase further;
•	intrusions into our restaurant trade areas by new restaurants operated by competitors;
•	the timing of new restaurant openings and related expenses;
•	changing demographics, consumer tastes or discretionary spending;
•	our ability to develop restaurants in geographic locations that do not compete with or otherwise adversely affect the sales of our existing restaurants;
•	overall brand awareness in new markets or existing markets where we may develop new restaurants;
•	maturation of the casual dining segment;
•	changes in the trade area, retail development or surrounding area in which we operate;
•	levels of competition in one or more of our markets; and
•	general economic conditions, credit markets and consumer confidence.

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

In the past, we have experienced dramatic price increases of certain items necessary to operate our restaurants and brewing operations, including increases in the cost of food, commodities, labor, employee benefits, insurance arrangements, construction, energy and other costs. Additionally, low unemployment, new restaurant growth and competition and state minimum wage increases have resulted in unprecedented wage pressure in the restaurant industry for managers and hourly employees. To manage some of this risk, we attempt to enter into fixed price purchase commitments, with terms up to one year, for many of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for an entire fiscal year for many of our commodity requirements. Additionally, we utilize menu price increases to help offset the increased cost of commodities, minimum wage and other costs. However, there is no guarantee that our menu price increases will be accepted by our customers. If our costs increase, our operating margins and results of operations will be adversely affected if we are unable to increase our menu prices to offset such increased costs or if our increased menu prices result in less customer traffic.

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

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, coronavirus, Avian Flu or “SARS,” and H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of a product. For example, health concerns relating to the consumption of beef or to specific events such as the outbreak of “mad cow disease” may adversely impact sales of our beef-related menu items. In addition, public concern over “avian flu” may cause fear about the consumption of chicken, eggs and other products derived from poultry. The inability to serve beef or poultry-based products would restrict our ability to provide a variety of menu items to our customers. If we change our menu in response to such concerns, we may lose customers who do not prefer the new menu, and we may not be able to sufficiently attract new customers to produce the revenue needed to restore the profitability of our restaurant operations. We also may generate different or additional competitors for our intended customers as a result of such a menu change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

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

From time to time, we or the independent third party brewers and manufacturers may also experience shortages of kegs necessary to distribute our craft beer. We distribute our craft beer in kegs that are currently owned by us; however, in the past we have also leased them from third party vendors and we are responsible for providing kegs to the independent third party brewers that produce our proprietary craft beer.

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

In addition, various federal and state labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage, overtime pay, meal and rest breaks, predictive scheduling, and paid leave requirements, unemployment tax rates, workers’ compensation rates, work eligibility requirements, employee classification as exempt/non-exempt for overtime and other purposes, immigration status and other wage and benefit requirements. In particular, we are subject to the regulations of the ICE branch of the United States Department of Homeland Security. In addition, some states in which we operate have adopted immigration employment protection laws. Changes to these aforementioned laws or other employment laws or regulations, may adversely affect our operating results and thus restrict our growth, including additional government-imposed increases in minimum wages, overtime pay, paid time off or leaves of absence, mandated health benefits, increased tax reporting and tax payment requirements for employees who receive gratuities, a reduction in the number of states that allow tips to be credited toward minimum wage requirements and increased employee litigation, including claims relating to the Fair Labor Standards Act and comparable state laws.

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

Potential changes in labor laws or increased union recruiting activates may result in portions of our workforce being subjected to greater organized labor influence. Because we do not franchise, risks associated with hiring and maintaining a large workforce, including increases in wage rates or the cost of employee benefits, compliance with laws and regulations related to the hiring, scheduling, payment and termination of employees, and employee-related litigation, may be more pronounced for us than for restaurant companies at which some or all of these risks are borne by franchisees or other operating contractors. Additionally, while we do not currently have any unionized employees, union organizers have engaged in efforts to organize employees of other restaurant companies. If a significant portion of our employees were to become union organized, our labor costs may increase and our efforts to maintain a culture appealing only to top-performing employees may be impaired. Potential changes in labor laws, including the possible passage of legislation designed to make it easier for employees to unionize, may increase the likelihood of some or all of our employees being subjected to greater organized labor influence, and may have an adverse effect on our business and financial results by imposing requirements that may potentially increase our costs, reduce our flexibility, impact our employee culture and our ability to service our customers. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues and resolution of disputes may increase our costs.

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

Additionally, when unemployment levels are at historic lows as they currently are, it is difficult and more expensive for us to fully staff our restaurants. While we do our best to avoid business interruptions in our operating restaurants, as well as delays in opening our new restaurants, there is no guarantee or assurance that we can avoid this in the future.

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

We rely heavily on electronic information systems in all aspects of our operations, including (but not limited to) point-of-sale transaction processing in our restaurants; credit card processing; efficient operation of our restaurant kitchens; management of our inventories and overall supply chain; collection of cash; payment of payroll and other obligations; and, various other processes and procedures including our customer loyalty and employee engagement programs. Our ability to efficiently manage our business depends significantly on the reliability and capacity of our in-house information systems and those technology services and systems that we contract for from third parties. Our electronic information systems, including our back-up systems, are subject to damage or interruption from power outages, cyber-attacks, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our employees. The failure of any of these systems to operate effectively, any problems with their maintenance, any issues with upgrades or transitions to replacement systems, or any breaches in data security may cause material interruptions to our operations or harm to individuals in the form of identity theft or improper use of personal information. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption that may result in adverse effects on operations and profits. Although we, with the help of third party service providers and consultants, intend to maintain and upgrade our security technology and establish operational procedures to prevent such damage, breaches, or attacks, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the algorithms we and our third party service providers use to encrypt and protect customer transaction data. A failure of such security measures may harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Significant capital investments might be required to remediate any problems, infringements, misappropriations or other third party claims.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of February 24, 2020, we operated a total of 209 restaurants located in the following 29 states:

Number of Restaurants
Alabama	2
Arizona	6
Arkansas	2
California	62
Colorado	6
Connecticut	1
Florida	22
Indiana	6
Kansas	1
Kentucky	3
Louisiana	3
Maryland	6
Massachusetts	1
Michigan	3
Nevada	5
New Jersey	2
New Mexico	2
New York	3
North Carolina	2
Ohio	13
Oklahoma	4
Oregon	3
Pennsylvania	4
Rhode Island	1
South Carolina	1
Tennessee	1
Texas	34
Virginia	6
Washington	4
209

The average interior square footage of our restaurants is approximately 8,100 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit.

As of February 24, 2020, 208 of our 209 existing restaurants are located on leased properties. We own the underlying land for one of our existing restaurants, one of our restaurants that will be opened in fiscal 2020 and our Texas brewpub locations. We also own two parcels of land adjacent to two of our operating restaurants. There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rent) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our restaurant support center (“RSC”) is located in an approximate 56,000 square foot leased space in Huntington Beach, California. Our RSC lease expires August 31, 2024.

ITEM 3. LEGAL PROCEEDINGS

See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a summary of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on The NASDAQ Global Select Market under the symbol “BJRI.” As of February 21, 2020, we had approximately 91 shareholders of record and we estimate that there were approximately 14,000 beneficial shareholders.

STOCK-PERFORMANCE GRAPH

The Company has elected to use the S&P 600 Restaurant Index as its peer group for fiscal year 2019. The following chart compares the five-year cumulative total stock performance of our common stock, the S&P 600 Restaurant Index and the S&P 500 Index. The graph assumes that $100 was invested on December 31, 2014, in our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

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

STOCK-BASED COMPENSATION PLAN INFORMATION

We have a shareholder approved stock-based compensation plan, the Equity Incentive Plan (as amended from time to time, “the Plan”), under which we may issue shares of our common stock to employees, officers, directors and consultants. Under the Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards as of December 31, 2019 (share numbers in thousands):

	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans
Stock-based compensation plans approved by shareholders	1,259	$41.09	1,400
Stock-based compensation plans not approved by shareholders	—	—	—
Total	1,259		1,400

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

As of December 31, 2019, we have cumulatively repurchased shares valued at approximately $460.5 million in accordance with our approved share repurchase plan. Approximately $82.8 million of these shares were repurchased during fiscal 2019. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. In March 2019, our Board of Directors approved an expansion of our share repurchase program by $100 million. As of December 31, 2019, we have approximately $39.5 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during fiscal 2019:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/02/19 – 01/29/19	41,667	$52.39	41,667	$—	$20,028,995
01/30/19 – 02/26/19	—	$—	—	$—	$20,028,995
02/27/19 – 04/02/19	207,274	$46.85	207,274	$100,000,000	$110,318,234
04/03/19 – 04/30/19	184,254	$46.13	184,254	$—	$101,819,048
05/01/19 – 05/28/19	97,713	$48.59	97,713	$—	$97,070,846
05/29/19 – 07/02/19	139,912	$42.88	139,912	$—	$91,071,382
07/03/19 – 07/30/19	28,581	$39.55	28,581	$—	$89,940,971
07/31/19 – 08/27/19	434,684	$36.58	434,684	$—	$74,041,633
08/28/19 – 10/01/19	654,142	$37.09	654,142	$—	$49,782,641
10/02/19 – 10/29/19	266,084	$36.28	266,084	$—	$40,130,140
10/30/19 – 11/26/19	—	$—	—	$—	$40,130,140
11/27/19 – 12/31/19	18,469	$36.70	18,469	$—	$39,452,344
Total	2,072,780		2,072,780

(1)	Period information is presented in accordance with our fiscal months during fiscal 2019.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the five fiscal years ended December 31, 2019, are derived from our audited consolidated financial statements. All fiscal years presented consist of 52 weeks with the exception of fiscal year 2016 which consists of 53 weeks. This selected consolidated financial data should be read in conjunction with our consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Fiscal Year
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Revenues	$1,161,450	$1,116,948	$1,031,782	$993,052	$919,597
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	295,009	281,953	268,707	251,460	226,942
Labor and benefits	424,370	400,745	371,220	345,370	317,050
Occupancy and operating	256,383	239,446	219,863	204,583	192,739
General and administrative	62,540	60,449	55,447	55,406	53,827
Depreciation and amortization	72,006	70,439	68,665	64,275	59,417
Restaurant opening	2,892	2,298	3,873	6,977	6,562
Loss on disposal and impairment of assets	3,862	4,048	4,775	2,971	2,908
Gain on lease transactions, net	(4,731)	—	—	—	(2,910)
Natural disaster and related	—	—	905	—	—
Severance and legal settlements	—	—	423	369	—
Total costs and expenses	1,112,331	1,059,378	993,878	931,411	856,535

Income from operations	49,119	57,570	37,904	61,641	63,062
Other (expense) income:
Interest expense, net	(4,613)	(4,838)	(4,501)	(1,730)	(1,015)
Other income (expense), net	1,788	(735)	1,987	1,180	60
Total other expense	(2,825)	(5,573)	(2,514)	(550)	(955)

Income before income taxes	46,294	51,997	35,390	61,091	62,107

Income tax expense (benefit)	1,056	1,187	(9,390)	15,534	16,782
Net income	$45,238	$50,810	$44,780	$45,557	$45,325

Net income per share:
Basic	$2.23	$2.42	$2.10	$1.91	$1.76
Diluted	$2.20	$2.35	$2.06	$1.88	$1.73

Weighted average number of shares outstanding:
Basic	20,285	20,958	21,374	23,824	25,718
Diluted	20,592	21,584	21,772	24,233	26,231

Consolidated Balance Sheets Data (end of period):
Cash and cash equivalents	$22,394	$29,224	$24,335	$22,761	$34,604
Total assets	$1,072,084	$695,107	$683,550	$691,312	$681,665
Total long-term debt	$143,000	$95,000	$163,500	$148,000	$100,500
Shareholders’ equity	$290,287	$309,221	$258,729	$274,897	$316,483

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of February 24, 2020, we owned and operated 209 restaurants located in 29 states as described in Item 2 - Properties - “Restaurant Locations” in this Form 10-K. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes. Our menu features BJ’s award‑winning, signature deep-dish pizza, our proprietary craft and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert.

We intend to continue opening new BJ’s restaurants in high profile locations within densely populated areas in both existing and new markets. Since most of our established restaurants currently operate close to full capacity during the peak demand periods, and given our relatively high average sales per productive square foot, over the long-term we do not expect to achieve sustained increases in comparable restaurant sales in excess of our increase in average check for our mature restaurants, assuming we are able to retain our customer traffic levels in those restaurants. Therefore, we currently expect that the majority of our year-over-year revenue growth for fiscal 2020 will be derived from new restaurant openings, the carryover impact of partial-year openings during fiscal 2019, and increases in our average check.

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

Our revenues are comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date. Our customer loyalty program enables participants to earn points for qualifying purchases that can be redeemed for food and beverages in the future. We allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the revenues allocated to the points until such points are redeemed.

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

	Fiscal Year
	2019	2018	2017	2016	2015
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.4	25.2	26.0	25.3	24.7
Labor and benefits	36.5	35.9	36.0	34.8	34.5
Occupancy and operating	22.1	21.4	21.3	20.6	21.0
General and administrative	5.4	5.4	5.4	5.6	5.9
Depreciation and amortization	6.2	6.3	6.7	6.5	6.5
Restaurant opening	0.2	0.2	0.4	0.7	0.7
Loss on disposal and impairment of assets	0.3	0.4	0.5	0.3	0.3
Gain on lease transactions, net	(0.4)	—	—	—	(0.3)
Natural disaster and related	—	—	0.1	—	—
Severance and legal settlements	—	—	—	—	—
Total costs and expenses	95.8	94.8	96.3	93.8	93.1

Income from operations	4.2	5.2	3.7	6.2	6.9
Other (expense) income:
Interest expense, net	(0.4)	(0.4)	(0.4)	(0.2)	(0.1)
Other income (expense), net	0.2	(0.1)	0.2	0.1	—
Total other expense	(0.2)	(0.5)	(0.2)	(0.1)	(0.1)

Income before income taxes	4.0	4.7	3.4	6.2	6.8

Income tax expense (benefit)	0.1	0.1	(0.9)	1.6	1.8
Net income	3.9%	4.5%	4.3%	4.6%	4.9%

52 WEEKS ENDED DECEMBER 31, 2019 (FISCAL 2019) COMPARED TO THE 52 WEEKS ENDED JANUARY 1, 2019 (FISCAL 2018)

Revenues. Total revenues increased by $44.5 million, or 4.0%, to $1.2 billion during fiscal 2019, from $1.1 billion during fiscal 2018. The increase in revenues primarily consisted of a $30.9 million increase in sales from new restaurants not yet in our comparable restaurant sales base, coupled with a 1.1%, or $11.9 million increase in comparable restaurant sales. This increase in comparable restaurant sales resulted from an increase in average check of approximately 3.0%, partially offset by a decrease in customer traffic of approximately 1.9%.

Cost of Sales. Cost of sales increased by $13.1 million, or 4.6%, to $295.0 million during fiscal 2019, from $282.0 million during fiscal 2018. This increase was primarily due to the opening of seven new restaurants during fiscal 2019. As a percentage of revenues, cost of sales increased to 25.4% for fiscal 2019 from 25.2% for the prior fiscal year. This percentage increase is primarily due to higher produce costs related to avocados and higher cost of sales related to our new slow roasted tri-tip sirloin, which has had a positive impact on our average check and sales, offset by increases in our menu prices.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $23.6 million, or 5.9%, to $424.4 million during fiscal 2019, from $400.7 million during fiscal 2018. This increase was primarily due to the opening of seven new restaurants during fiscal 2019. As a percentage of revenues, labor and benefit costs increased to 36.5% for fiscal 2019 from 35.9% for the prior fiscal year. This percentage increase is primarily due to higher hourly labor rates coupled with temporary increases in labor hours for the training of our new slow roasted tri-tip sirloin and Gold Standard Kitchen Systems, partially offset by lower incentive compensation. Included in labor and benefits for fiscal 2019 and 2018 was approximately $2.4 million and $2.3 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management employees.

Occupancy and Operating. Occupancy and operating expenses increased by $16.9 million, or 7.1%, to $256.4 million during fiscal 2019, from $239.4 million during fiscal 2018. This increase was primarily due to the opening of seven new restaurants during fiscal 2019. As a percentage of revenues, occupancy and operating expenses increased to 22.1% for fiscal 2019 from 21.4% for the prior fiscal year. This percentage increase was primarily due to increased marketing and commissions to third party delivery companies, higher maintenance costs related to our handheld server tablets, and the impact from the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”) in which deferred sale-leaseback gains are no longer offset against rent expense over the term of the lease.

General and Administrative. General and administrative expenses increased by $2.1 million, or 3.5%, to $62.5 million during fiscal 2019, from $60.4 million during fiscal 2018. The slight increase was primarily due to higher field supervision and support costs to manage our increasing number of restaurants, offset by lower cash based incentive compensation. As a percentage of revenues, general and administrative expenses were 5.4% for fiscal 2019 and the prior fiscal year. This percentage remained consistent primarily due to the leveraging of our costs over a higher revenue base from new restaurants and comparable restaurant sales increases, coupled with lower cash based incentive compensation. Also included in general and administrative costs for fiscal 2019 and 2018 was approximately $6.5 million and $6.0 million, respectively, or 0.6% and 0.5% of revenues, respectively, of stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization increased by $1.6 million, or 2.2%, to $72.0 million during fiscal 2019, compared to $70.4 million during fiscal 2018. This increase was primarily due to depreciation expense related to the seven new restaurants opened during fiscal 2019. As a percentage of revenues, depreciation and amortization decreased to 6.2% for fiscal 2019 from 6.3% for the prior fiscal period. This percentage decrease was primarily due to our ability to leverage the fixed component of these expenses from our comparable restaurant sales increase.

Restaurant Opening. Restaurant opening expense increased by $0.6 million, or 25.8%, to $2.9 million during fiscal 2019, compared to $2.3 million during fiscal 2018. This increase was due to the opening of seven new restaurants during fiscal 2019, compared to five new restaurants during fiscal 2018.

Loss on Disposal and Impairment of Assets. The loss on disposal and impairment of assets decreased by $0.2 million, or 4.6%, to $3.9 million during fiscal 2019, compared to $4.0 million during fiscal 2018. These costs primarily relate to disposals of obsolete assets in conjunction with initiatives to keep our restaurants up to date.

Gain on Lease Transactions, Net. Gain on lease transactions, net of $4.7 million during fiscal 2019 relate to the sale of the land underlying two of our restaurants. Prior to the adoption Topic 842 on January 2, 2019, gain on lease transactions were amortized over the term of the lease.

Interest Expense, Net. Interest expense, net decreased by $0.2 million to $4.6 million during fiscal 2019, compared to $4.8 million during fiscal 2018. This slight decrease was primarily due to greater capitalized interest related to two additional restaurant openings in fiscal 2019 as compared to 2018.

Other Income (Expense), Net. Other income (expense), net increased by $2.5 million to $1.8 million of income during fiscal 2019, compared to net expense of $0.7 million during fiscal 2018. This increase was primarily due to an increase in the cash surrender value of certain life insurance policies under our deferred compensation plan. This increase offsets the related deferred compensation expense included in “General and administrative” expenses on our Consolidated Statements of Income.

Income Tax Expense (Benefit). Our effective income tax rate for fiscal 2019, was 2.3% for fiscal 2019 and 2018. The effective income tax rate for fiscal 2019 differed from the statutory income tax rate primarily due to recurring federal tax credits.

52 WEEKS ENDED JANUARY 1, 2019 (FISCAL 2018) COMPARED TO THE 52 WEEKS ENDED JANUARY 2, 2018 (FISCAL 2017)

For discussion related to the results of operations and changes in financial condition for fiscal 2018 compared to fiscal 2017 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2018 Form 10-K, which was filed with the United States Securities and Exchange Commission on February 26, 2019.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	December 31, 2019	January 1, 2019
Cash and cash equivalents	$22,394	$29,224
Net working capital	$(93,826)	$(71,938)
Current ratio	0.4:1.0	0.5:1.0

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

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for one of our existing restaurants, one of our restaurants that will be opened in fiscal 2020 and our Texas brewpub locations. We also own two parcels of land adjacent to two of our restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we have subsequently entered into sale-leaseback arrangements for land parcels that we previously purchased. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

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

CASH FLOWS

The following tables set forth, for the years indicated, our cash flows from operating, investing, and financing activities (dollar amounts in thousands):

	Fiscal Year
	2019	2018	2017
Cash provided by operating activities	$115,999	$132,917	$107,036
Net cash used in investing activities	(78,118)	(55,463)	(52,831)
Net cash used in financing activities	(44,711)	(72,565)	(52,631)
Net increase (decrease) in cash and cash equivalents	$(6,830)	$4,889	$1,574

Operating Cash Flows

Net cash provided by operating activities was $116.0 million during fiscal 2019, representing a $16.9 million decrease from the $132.9 million provided during fiscal 2018. The decrease in cash from operating activities for fiscal 2019, in comparison to fiscal 2018, is primarily due to lower net income and the timing of payables and accrued expenses, partially offset by the timing of accounts and other receivables.

Investing Cash Flows

Net cash used in investing activities was $78.1 million during fiscal 2019, representing a $22.7 million increase from the $55.5 million used in fiscal 2018. The increase over prior year is primarily due to increases in the cost of building new restaurants, two additional new restaurant openings compared to the prior year and the timing of new restaurant openings.

The following table provides, for the years indicated, the components of capital expenditures (dollar amounts in thousands):

	Fiscal Year
	2019	2018	2017
New restaurants	$51,534	$27,159	$39,049
Restaurant maintenance and key productivity initiatives	26,995	32,642	30,938
Restaurant and corporate systems	3,628	1,163	749
Total capital expenditures	$82,157	$60,964	$70,736

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

We currently anticipate our total capital expenditures for fiscal 2020 to be approximately $90 million. This estimate includes costs to open eight to ten new restaurants, a new human capital management system, the purchase of land for up to two new restaurants, and increased construction and development costs as a result of higher tariffs and labor costs. Total capital expenditures exclude anticipated proceeds from tenant improvement allowances and sale-leasebacks. We expect to fund our net capital expenditures with our current cash balance on hand, cash flows from operations and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $44.7 million during fiscal 2019, representing a $27.9 million decrease from the $72.6 million used in fiscal 2018. The decrease in cash used over prior year is primarily due to a decrease in payments on our line of credit, net of borrowings, partially offset by an increase in shares repurchased and a reduction in proceeds from exercises of stock options.

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

As of fiscal 2019, we have cumulatively repurchased shares valued at approximately $460.5 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $82.8 million during fiscal 2019. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of December 31, 2019, we have approximately $39.5 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases, or on the amount of dividends we pay, as long as we are in compliance with our financial and non-financial covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2019, we are not involved in any off-balance sheet arrangements.

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

A general shortage in the availability of qualified restaurant managers and hourly workers in certain geographic areas in which we operate has caused increases in the costs of recruiting and compensating such employees. Many of our restaurant employees are paid hourly rates subject to the federal, state or local minimum wage requirements. Numerous state and local governments have their own minimum wage and other regulatory requirements for employees that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, certain operating and other costs, including health benefits in compliance with the Patient Protection and Affordable Care Act, taxes, insurance and other outside services continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

Leases

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date, and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All of our restaurant leases and office space are classified as operating leases. We do not have any finance leases.

We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. All tenant improvement allowances received by us are recorded as a contra operating lease asset and amortized over the term of the lease.

The lease term used for straight-line rent expense is calculated from the commencement date (the date we take possession of the premises) through the lease termination date (including any options where exercise is reasonably certain and failure to exercise such option would result in an economic penalty). We expense rent from commencement date through restaurant open date as preopening expense. Once a restaurant opens for business, we record straight-line rent expense plus any additional variable contingent rent expense to the extent it is due under the lease agreement.

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

We record a lease liability equal to the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. Our lease liability calculation is the total rent payable during the lease term, including rent escalations in which the amount of future rent is certain or fixed on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises, and any fixed payments stated in the lease). A corresponding operating lease asset is also recorded equaling the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any lease incentives received. The difference between the minimum rents paid and the straight-line rent is reflected within the associated operating lease asset. Certain leases contain provisions that require additional rent payments based upon restaurant sales volume (“variable lease cost”). Contingent rent is accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

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

To determine the incremental borrowing rates used to discount the lease payments, the Company estimated its synthetic credit rating and utilized market data for similarly situated companies. Rates are updated quarterly and applied based on the lease term of each respective lease.

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

Stock-Based Compensation

Under our shareholder approved stock-based compensation plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units that generally vest over three to five years. Incentive and non-qualified stock options expire ten years from the date of grant. We have also granted performance-based restricted stock units under our shareholder approved stock-based compensation plan that vests after three years based on achievement of certain performance targets. Stock-based compensation is measured in accordance with U.S. GAAP based on the estimated fair value of the awards granted. To value stock options on the grant date, we utilize the Black-Scholes option-pricing model which requires us to make certain assumptions and judgments regarding the inputs. These judgments include expected volatility, risk free interest rate, expected option life, dividend yield and vesting percentage. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2019, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$644,910	$58,209	$115,916	$108,637	$362,148
Purchase obligations (2)	26,340	17,166	8,148	1,026	—
Total	$671,250	$75,375	$124,064	$109,663	$362,148

Other Obligations:
Long-term debt	$143,000	$—	$143,000	$—	$—
Interest (3)	9,063	4,796	4,267	—	—
Standby letters of credit	18,134	18,134	—	—	—
Total	$170,197	$22,930	$147,267	$—	$—

(1)	For more detailed description of our operating leases, refer to Note 6 in the accompanying Consolidated Financial Statements.
(2)	Amounts represent non-cancelable commitments for the purchase of goods and other services.
(3)

We have assumed $143.0 million remains outstanding under our Credit Facility until the maturity date of November 18, 2021, using the interest rate in effect on December 31, 2019, which was approximately 3.4%.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to December 31, 2019. Our aggregate future commitment relating to these leases is $10.2 million and is not included in operating leases above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $250 million unsecured Credit Facility of which $143.0 million is currently outstanding that carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced stock repurchase and dividend programs and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $1.1 million annual impact on our net income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

To facilitate the adoption of the new lease accounting standard (Topic 842), effective as of January 2, 2019, and to properly account for its impact on our leases, we established implementation controls to ensure our contracts have been properly evaluated and that the impact of the new lease accounting standard has been properly assessed and disclosed on our consolidated financial statements for the fiscal year ended December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Ernst & Young LLP, the independent registered public accounting firm has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BJ’s Restaurants, Inc.

Opinion on Internal Control over Financial Reporting

We have audited BJ’s Restaurants, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BJ’s Restaurants, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BJ’s Restaurants, Inc. as of December 31, 2019 and January 1, 2019, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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

February 24, 2020

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Ethics and a Code of Business Conduct to promote honest and ethical conduct of our business, professional and personal relationships. The Code of Business Ethics covers all executives, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct is applicable to all directors, executives and other employees. A copy of our Code of Integrity, Ethics and Conduct is available on our website http://investors.bjsrestaurants.com under Corporate Governance. We intend to post any amendments to or waivers from our Code of Business Ethics and Code of Business Conduct at this website location.

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the SEC no later than 120 days after the close of the year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 31, 2019.

See Part II, Item 5 – “Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Stock-Based Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2019 and January 1, 2019

Consolidated Statements of Income for Each of the Three Fiscal Years in the Period Ended December 31, 2019

Consolidated Statements of Shareholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 31, 2019

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 31, 2019

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

4.2	Description of the Securities.

10.1*	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended January 2, 2018.

10.2*

BJ’s Restaurants, Inc. Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 24, 2019).

10.3*	Form of Employee Stock Option Agreement under the Equity Incentive Plan.

10.4*	Form of Notice of Grant of Stock Option under the Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.

10.5*	Form of Non-Employee Director Stock Option Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended January 3, 2006.

10.6*	Form of Non-Employee Director Notice of Grant of Stock Option under the Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended January 3, 2006.

10.7*	Form of Restricted Stock Unit Agreement (non-GSSOP) for employees under the Equity Incentive Plan.

10.8*	Form of Restricted Stock Unit Notice (non-GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.

10.9*	Form of Restricted Stock Unit Agreement (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended January 1, 2013.

10.10*	Form of Equity Award Certificate (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.

10.11*	Form of Stock Option Agreement (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended January 1, 2013.

10.12*	Form of Option Grant Notice (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended January 1, 2013.

10.13*	Form of Restricted Stock Unit Agreement for non-employee directors under the Equity Incentive Plan.

10.14*

Form of Restricted Stock Unit Award Certificate for non-employee directors under the Equity Incentive Plan, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended January 1, 2013.

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

10.28*	Form of Performance Stock Unit Agreement under the Equity Incentive Plan.

21	List of Significant Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
	By:	/s/ Gregory A. Trojan
February 24, 2020		Gregory A. Trojan Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
By: /s/ GREGORY A. TROJAN
Gregory A. Trojan	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2020
By: /s/ GREGORY S. LEVIN
Gregory S. Levin	President, Chief Financial Officer and Secretary (Principal Financial Officer)	February 24, 2020
By: /s/ JACOB J. GUILD
Jacob J. Guild	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2020
By: /s/ PETER A. BASSI
Peter A. Bassi	Lead Independent Director	February 24, 2020
By: /s/ LARRY D. BOUTS
Larry D. Bouts	Director	February 24, 2020
By: /s/ JAMES A. DAL POZZO
James A. Dal Pozzo	Director	February 24, 2020
By: /s/ GERALD W. DEITCHLE
Gerald W. Deitchle	Chairman of the Board and Director	February 24, 2020
By: /s/ NOAH A. ELBOGEN
Noah A. Elbogen	Director	February 24, 2020
By: /s/ LEA ANNE S. OTTINGER
Lea Anne S. Ottinger	Director	February 24, 2020
By: /s/ JANET M. SHERLOCK
Janet M. Sherlock	Director	February 24, 2020
By: /s/ PATRICK D. WALSH
Patrick D. Walsh	Director	February 24, 2020

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of BJ’s Restaurants, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. (the Company) as of December 31, 2019 and January 1, 2019, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and January 1, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019. As explained below, auditing the Company’s assessment of its incremental borrowing rate was a critical audit matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination of the Incremental Borrowing Rate in accordance with ASC 842, Leases

Description of the Matter

As discussed above and in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Update, Leases (ASC 842) on January 2, 2019 and has disclosed the impact of this adoption in Note 1. On the adoption date, the Company recorded $377.0 million in operating lease assets and $473.8 million in current and long-term operating lease liabilities on its consolidated balance sheet for existing operating leases. The calculation of the Company’s operating lease assets and operating lease liabilities included an estimate of the present value of the future lease payments to be made over the remaining lease term. Management determined the discount rate used to calculate the present value by estimating the Company’s incremental borrowing rate. The incremental borrowing rate is the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease obligation in a similar economic environment. The Company’s operating lease asset and operating lease liability were sensitive to changes in the incremental borrowing rate at the date of adoption.

Auditing management’s assessment of its incremental borrowing rate in connection with the adoption of ASC 842 was subjective and involved complex judgments as the Company is not a party to debt financing or other instruments that would have comparable collateral or similar terms as its underlying restaurant, office and equipment leases. The key estimates included evaluating the credit rating of the Company and applying a collateralization adjustment to senior debt rates to arrive at the incremental borrowing rate.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls over the review of the methodology, inputs, and assumptions used to determine the incremental borrowing rate.

To test the Company’s incremental borrowing rate, we obtained and reviewed the work performed by management. Our substantive audit procedures included, among others, involving our specialists to assist in evaluating management’s methodology and assumptions used to determine the Company’s incremental borrowing rate at the date of adoption of ASC 842. Together with our specialists, we evaluated the Company’s significant assumptions used to develop the incremental borrowing rate, which included: (1) estimating the synthetic credit rating by comparing the credit quality of the Company to that of other similarly rated companies, (2) estimating the unsecured yield curves to develop a benchmark, (3) estimating adjustments to the benchmark yield curves to reflect comparable collateral positions, and (4) the selection of the risk-free rates. In addition, we evaluated the Company’s lease disclosures included in Note 1 in relation to these matters.

Workers’ Compensation and General Liability Reserve
Description of the Matter

At December 31, 2019, the workers’ compensation and general liability reserve was $21.7M. As discussed in Note 1 to the consolidated financial statements, the Company retains large deductibles or self-insured retentions for a portion of its’ workers’ compensation and general liability insurance. The Company estimates the liability based upon information provided by a third-party actuary.

Auditing the workers’ compensation and general liability reserve is complex and required the involvement of a third-party actuary due to the judgmental nature of the actuarial assumptions (e.g., severity of claims, claim development history, case jurisdiction, related legislation, the Company's settlement practice, claims incurred but not yet reported, ultimate costs to settle known claims) used in the measurement process. These assumptions have a significant effect on the final workers’ compensation and general liability reserve estimated by the Company.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of management’s controls that address the measurement and valuation of the workers’ compensation and general liability reserve. For example, we tested controls over the claims process, the significant actuarial assumptions, management’s estimate of claims incurred but not yet reported and management’s review and approval of the third-party actuarial report obtained on a quarterly basis.

To test the workers’ compensation and general liability reserve, our audit procedures included, among others, evaluating the methodology used, assessing the significant actuarial assumptions discussed above, and testing the completeness and accuracy of the underlying data provided to the third-party actuary. Additionally, we engaged our specialists to review the assumptions and methodology used by the third-party actuary and to calculate an independent estimate of the workers compensation and general liability reserve as of December 31, 2019. We compared this independent estimate to the range provided by the third-party actuary in order to conclude whether the recorded workers compensation and general liability reserve was appropriate. In addition, we evaluated the Company’s workers compensation and general liability reserve disclosures included in Note 1 in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Irvine, California

February 24, 2020

F-2

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2019	January 1, 2019
Assets
Current assets:
Cash and cash equivalents	$22,394	$29,224
Accounts and other receivables, net	22,197	31,190
Inventories, net	11,102	10,133
Prepaid expenses and other current assets	8,912	7,940
Total current assets	64,605	78,487

Property and equipment, net	583,639	582,754
Operating lease assets	383,355	—
Goodwill	4,673	4,673
Other assets, net	35,812	29,193
Total assets	$1,072,084	$695,107

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$23,422	$36,505
Accrued expenses	102,815	113,920
Current operating lease obligations	32,194	—
Total current liabilities	158,431	150,425

Long-term operating lease obligations	448,333	—
Deferred income taxes, net	20,164	15,977
Deferred rent	—	35,088
Deferred lease incentives	—	54,264
Long-term debt	143,000	95,000
Other liabilities	11,869	35,132
Total liabilities	781,797	385,886

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 19,149 and 21,058 shares issued and outstanding as of December 31, 2019 and January 1, 2019, respectively	—	—
Capital surplus	67,062	64,342
Retained earnings	223,225	244,879
Total shareholders’ equity	290,287	309,221
Total liabilities and shareholders’ equity	$1,072,084	$695,107

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Included in accounts payable for fiscal years 2019 and 2018 is $2,543 and $6,110, respectively, of related party trade payables. See Note 13 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2019	2018	2017
Revenues	$1,161,450	$1,116,948	$1,031,782
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	295,009	281,953	268,707
Labor and benefits	424,370	400,745	371,220
Occupancy and operating (1)	256,383	239,446	219,863
General and administrative	62,540	60,449	55,447
Depreciation and amortization	72,006	70,439	68,665
Restaurant opening	2,892	2,298	3,873
Loss on disposal and impairment of assets	3,862	4,048	4,775
Gain on lease transactions	(4,731)	—	—
Natural disaster and related	—	—	905
Severance and legal settlements	—	—	423
Total costs and expenses	1,112,331	1,059,378	993,878
Income from operations	49,119	57,570	37,904

Other expense, net:
Interest expense, net	(4,613)	(4,838)	(4,501)
Other income (expense), net	1,788	(735)	1,987
Total other expense, net	(2,825)	(5,573)	(2,514)
Income before income taxes	46,294	51,997	35,390

Income tax expense (benefit)	1,056	1,187	(9,390)

Net income	$45,238	$50,810	$44,780

Net income per share:
Basic	$2.23	$2.42	$2.10
Diluted	$2.20	$2.35	$2.06

Weighted average number of shares outstanding:
Basic	20,285	20,958	21,374
Diluted	20,592	21,584	21,772

The accompanying notes are an integral part of these consolidated financial statements.

(1)

Related party costs included in cost of sales are $85,794, $85,788 and $83,554 for fiscal years 2019, 2018, and 2017, respectively. Related party costs included in occupancy and operating are $9,307, $9,697 and $9,247 for fiscal years 2019, 2018, and 2017, respectively. See Note 13 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 3, 2017	22,332	$—	$66,200	$208,697	$274,897
Exercise of stock options	57	1,886	(504)	—	1,382
Issuance of restricted stock units	79	3,714	(4,036)	—	(322)
Repurchase and retirement of common stock	(1,983)	(5,600)	—	(61,322)	(66,922)
Stock-based compensation	—	—	7,244	—	7,244
Dividends paid or payable, $0.11 per share	—	—	—	(2,330)	(2,330)
Net income	—	—	—	44,780	44,780
Balance, January 2, 2018	20,485	—	68,904	189,825	258,729
Exercise of stock options	876	36,520	(10,380)	—	26,140
Issuance of restricted stock units	102	2,383	(2,766)	—	(383)
Repurchase and retirement of common stock	(405)	(38,903)	—	18,572	(20,331)
Stock-based compensation	—	—	8,584	—	8,584
Cumulative effect of adopting revenue recognition standard	—	—	—	(4,598)	(4,598)
Dividends paid or payable, $0.45 per share	—	—	—	(9,730)	(9,730)
Net income	—	—	—	50,810	50,810
Balance, January 1, 2019	21,058	—	64,342	244,879	309,221
Exercise of stock options	37	1,422	(356)	—	1,066
Issuance of restricted stock units	127	5,122	(6,136)	—	(1,014)
Repurchase and retirement of common stock	(2,073)	(6,544)	—	(76,216)	(82,760)
Stock-based compensation	—	—	9,212	—	9,212
Cumulative effect of adopting lease standard	—	—	—	19,502	19,502
Dividends paid or payable, $0.49 per share	—	—	—	(10,178)	(10,178)
Net income	—	—	—	45,238	45,238
Balance, December 31, 2019	19,149	$—	$67,062	$223,225	$290,287

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2019	2018	2017
Cash flows from operating activities:
Net income	$45,238	$50,810	$44,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,006	70,439	68,665
Non-cash lease expense	27,726	—	—
Deferred income taxes	(2,773)	(2,812)	(16,486)
Stock-based compensation expense	8,918	8,256	6,946
Loss on disposal and impairment of assets	3,862	4,048	4,775
Natural disaster and related	—	—	194
Changes in assets and liabilities:
Accounts and other receivables, net	12,146	(15,815)	(210)
Landlord contribution for tenant improvements	—	(752)	1,565
Inventories, net	(969)	381	(607)
Prepaid expenses and other current assets	(1,393)	3,060	(718)
Other assets, net	(7,823)	(1,688)	(4,022)
Accounts payable	(9,799)	4,746	(1,261)
Accrued expenses	(4,410)	10,320	2,652
Operating lease obligations	(30,518)	—	—
Deferred rent	—	2,601	2,063
Deferred lease incentives	—	1,421	(1,276)
Other liabilities	3,788	(2,098)	(24)
Net cash provided by operating activities	115,999	132,917	107,036

Cash flows from investing activities:
Purchases of property and equipment	(82,157)	(60,964)	(70,736)
Proceeds from sale of assets	4,039	5,501	17,905
Net cash used in investing activities	(78,118)	(55,463)	(52,831)

Cash flows from financing activities:
Borrowings on line of credit	1,043,500	1,175,000	2,145,100
Payments on line of credit	(995,500)	(1,243,500)	(2,129,600)
Taxes paid on vested stock units under employee plans	(1,014)	(383)	(322)
Proceeds from exercise of stock options	1,066	26,140	1,382
Cash dividends paid	(10,003)	(9,491)	(2,269)
Repurchases of common stock	(82,760)	(20,331)	(66,922)
Net cash used in financing activities	(44,711)	(72,565)	(52,631)

Net (decrease) increase in cash and cash equivalents	(6,830)	4,889	1,574
Cash and cash equivalents, beginning of year	29,224	24,335	22,761
Cash and cash equivalents, end of year	$22,394	$29,224	$24,335

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,152	$9,597	$5,163
Cash paid for interest, net of capitalized interest	$3,992	$4,158	$4,245
Cash paid for operating lease obligations	$51,175	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease (1)	$34,046	$—	$—
Property and equipment acquired and included in accounts payable	$7,076	$10,360	$3,876
Stock-based compensation capitalized	$294	$328	$298

(1)	Amount represents leases entered into during fiscal 2019 and does not include the adoption of Topic 842.

(2)

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company,” “BJ’s,” “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants and to develop additional BJ’s restaurants. As of December 31, 2019, we owned and operated 208 restaurants located in 28 states. During fiscal 2019, we opened seven new restaurants and closed one smaller format restaurant in Balboa, California when its lease expired. Several of our locations, in addition to our two brewpub locations in Texas, brew our signature, proprietary craft BJ’s beer. All of our other restaurants receive their BJ’s beer either from one of our restaurant brewing operations, our Texas brewpubs and/or independent third party brewers using our proprietary recipes.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2019, 2018 and 2017 ended on December 31, 2019, January 1, 2019, and January 2, 2018, respectively, and consisted of 52 weeks of operations.

Segment Disclosure

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, establishes standards for disclosures about products and services, geographic areas and major customers. We currently operate in one operating segment: casual dining company-owned restaurants. Additionally, we operate in one geographic area: the United States of America.

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We will adopt this standard during the first quarter of fiscal 2020. The adoption of ASU 2016-13 will not have a material impact on our consolidated financial statements.

In August 2018, the FASB, issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This update clarifies the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We will adopt this standard during the first quarter of fiscal 2020. The adoption of ASU 2018-15 will not have a material impact on our consolidated financial statements.

Recently Adopted Accounting Standards

On January 2, 2019, the first day of fiscal 2019, we adopted ASU 2016-02, Leases (Topic 842), along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding operating lease asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We elected the optional transition method to apply the standard as of the effective date and therefore, we have not applied the standard to the comparative periods presented on our consolidated financial statements.

The practical expedient utilized as of January 2, 2019 were as follows:

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

The impact on our consolidated opening balance sheet was as follows:

	January 1, 2019	Topic 842 Adjustments		January 2, 2019
		(1)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,224	$—		$29,224
Accounts and other receivables, net	31,190	—		31,190
Inventories, net	10,133	—		10,133
Prepaid expenses and other current assets	7,940	—		7,940
Total current assets	78,487	—		78,487

Property and equipment, net	582,754	—		582,754
Operating lease assets	—	377,035		377,035
Goodwill	4,673	—		4,673
Other assets, net	29,193	—		29,193
Total assets	$695,107	$377,035		$1,072,142

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$36,505	$—		$36,505
Accrued expenses	113,920	(6,869)		107,051
Current operating lease obligation	—	30,529		30,529
Total current liabilities	150,425	23,660		174,085

Long-term operating lease obligation	—	443,316		443,316
Deferred income taxes, net	15,977	6,960		22,937
Deferred rent	35,088	(35,088)		—
Deferred lease incentives	54,264	(54,264)		—
Long-term debt	95,000	—		95,000
Other liabilities	35,132	(27,051)		8,081
Total liabilities	385,886	357,533		743,419

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—		—
Common stock, no par value, 125,000 shares authorized and 21,058 shares issued and outstanding as of January 1, 2019 and January 2, 2019	—	—		—
Capital surplus	64,342	—		64,342
Retained earnings	244,879	19,502	(2)	264,381
Total shareholders’ equity	309,221	19,502		328,723
Total liabilities and shareholders’ equity	$695,107	$377,035		$1,072,142
(1)	Adjustments represent non-cash activities for Consolidated Statements of Cash Flow purposes.

(2)

Primarily composed of an increase of $28.8 million for deferred sale-leaseback gains no longer amortizable, a decrease of $2.3 million to impair the operating lease asset related to previously impaired properties and a $7.0 million decrease for the deferred tax impact of the cumulative effect adjustments.

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

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate impairment may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. We currently have one reporting unit, which is casual dining company-owned restaurants in the United States of America. If it is concluded that the fair value of our reporting unit is less than the goodwill carrying value, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit is greater than the estimated fair value, an impairment charge is recorded for the difference between the implied fair value of goodwill and its carrying amount. To calculate the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their relative fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. This adjusted carrying value becomes the new goodwill accounting basis value. We did not record any impairment to goodwill during fiscal 2019, 2018 or 2017.

Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. These assets are generally reviewed for impairment at the lowest cash generating level, which is on a restaurant by restaurant basis. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The recoverability is assessed by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. If the carrying amount is greater than the anticipated undiscounted cash flows, an impairment charge is recorded for any difference between the carrying amount and the assets estimated fair value. We did not incur an impairment expense in fiscal 2019, 2018 or 2017.

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

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point of sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Deferred gift card revenue, included in “Accrued expenses” on the accompanying Consolidated Balance Sheets, was $19.1 million and $17.2 million as of December 31, 2019 and January 1, 2019, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2019, 2018, and 2017 was approximately $25.2 million, $24.5 million and $21.0 million, respectively. Advertising costs are primarily included in “Occupancy and operating” expenses on our Consolidated Statements of Income.

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

Leases

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date, and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All of our restaurant leases and office space are classified as operating leases. We do not have any finance leases.

We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of developing and opening the related restaurants, pursuant to agreed-upon terms in our leases. Tenant improvement allowances can take the form of cash payments upon the opening of the related restaurants, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. All tenant improvement allowances received by us are recorded as a contra operating lease asset and amortized over the term of the lease.

The lease term used for straight-line rent expense is calculated from the commencement date (the date we take possession of the premises) through the lease termination date (including any options where exercise is reasonably certain and failure to exercise such option would result in an economic penalty). We expense rent from commencement date through restaurant open date as preopening expense. Once a restaurant opens for business, we record straight-line rent expense plus any additional variable contingent rent expense to the extent it is due under the lease agreement.

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

We record a lease liability equal to the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. Our lease liability calculation is the total rent payable during the lease term, including rent escalations in which the amount of future rent is certain or fixed on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises, and any fixed payments stated in the lease). A corresponding operating lease asset is also recorded equaling the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any lease incentives received. The difference between the minimum rents paid and the straight-line rent is reflected within the associated operating lease asset. Certain leases contain provisions that require additional rent payments based upon restaurant sales volume (“variable lease cost”). Contingent rent is accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	Fiscal Year
	2019	2018	2017
Numerator:
Net income for basic and diluted net income per share	$45,238	$50,810	$44,780
Denominator:
Weighted-average shares outstanding - basic	20,285	20,958	21,374
Dilutive effect of equity awards	307	626	398
Weighted-average shares outstanding - diluted	20,592	21,584	21,772

At December 31, 2019, January 1, 2019, and January 2, 2018, there were approximately 0.5 million, 0.03 million, and 0.6 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

2. Revenue Recognition

The liability related to our gift card and loyalty program, included in “Accrued expenses,” on our Consolidated Balance Sheets is as follows (in thousands):

	December 31, 2019	January 1, 2019
Gift card liability	$19,106	$17,201
Deferred loyalty revenue (post-adoption of ASU 2016-10)	$8,320	$10,066

Revenue recognized on our Consolidated Statements of Income for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Revenue recognized from gift card liability	$12,064	$9,868	$7,346	(1)
Revenue recognized from customer loyalty program	$9,363	$7,326	$—	(2)

(1)

Prior to the adoption of ASU 2016-10, gift card breakage was recorded as other income and included within “Other (expense) income, net” on our Consolidated Statements of Income and therefore not recognized as revenue.

(2)	Prior to the adoption of ASU 2016-10, loyalty rewards were recorded as marketing expense and included in “Occupancy and operating” on our Consolidated Statements of Income.

3. Accounts and Other Receivables

Accounts and other receivables consisted of the following (in thousands):

	December 31, 2019	January 1, 2019
Credit cards	$7,922	$18,171
Third party gift card sales	4,335	3,969
Tenant improvement allowances	3,238	3,704
Income taxes	5,659	4,487
Other	1,043	859
	$22,197	$31,190

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2019	January 1, 2019
Land	$6,833	$8,412
Building improvements	381,721	367,020
Leasehold improvements	289,272	271,021
Furniture and fixtures	149,300	141,887
Equipment	318,495	298,025
	1,145,621	1,086,365
Less accumulated depreciation and amortization	(584,572)	(523,635)
	561,049	562,730
Construction in progress	22,590	20,024
Property and equipment, net	$583,639	$582,754

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2019	January 1, 2019
Payroll related	$27,879	$32,249
Workers’ compensation and general liability	21,667	20,929
Deferred revenue from gift cards	19,106	17,201
Deferred loyalty revenue (post-adoption of ASU 2016-10)	8,320	10,066
Sales taxes	6,892	6,858
Other taxes	3,960	4,872
Deferred lease incentives - current (1)	—	5,181
Other current rent related	2,469	2,470
Utilities	2,115	2,089
Merchant cards	1,777	1,724
Other	8,630	10,281
	$102,815	$113,920
(1)	Subsequent to the adoption of Topic 842, deferred lease incentives are netted and recorded against the operating lease asset. See Note 1 for further information.

6. Leases

Related to the adoption of Topic 842, our policy elections were as follows:

Separation of lease and non-lease components	We elected to account for lease and non-lease components as a single component for office and beverage gas equipment.
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

Weighted-average lease terms and discount rates as of December 31, 2019 were as follows:

Weighted-average remaining lease term	12.8 Years
Weighted-average discount rate	5.6%

Lease cost included in “Occupancy & Operating” costs on the Consolidated Statements of Income consisted of the following (in thousands):

Fiscal Year
2019
Lease cost	$54,329
Variable lease cost	3,017
Total lease costs	$57,346

Operating lease obligation maturities as of December 31, 2019 were as follows (in thousands):

2020	$58,209
2021	58,028
2022	57,888
2023	55,933
2024	52,704
Thereafter	362,148
Total lease payments	644,910
Less: imputed interest	(164,383)
Present value of operating lease obligations	$480,527

7. Commitments and Contingencies

Legal Proceedings

We are subject to lawsuits, administrative proceedings and demands that arise in the ordinary course of our business and which typically involve claims from customers, employees and others related to operational, employment, real estate and intellectual property issues common to the foodservice industry. A number of these claims may exist at any given time. We retain a substantial portion of our workers’ compensation and general liability costs through self-insured retentions and large deductibles. We estimate the liability for these programs through the use of third party actuarial analysis and we maintain coverage with a third party insurer to limit our total exposure. We believe that most of our customer claims will be covered by our general liability insurance, subject to coverage limits and the portion of such claims that are self-insured. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not been ordered to pay punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims. We could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are ultimately determined to be liable. We currently believe that the final disposition of these types of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Letters of Credit

We have irrevocable standby letters of credit outstanding, as required under our workers’ compensation insurance arrangements, of $18.1 million as of December 31, 2019. Our standby letters of credit automatically renew each October 31 for one year unless 30 days’ notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit issued under our Credit Facility reduce the amount available for borrowing.

8. Long-Term Debt

Line of Credit

Our Credit Facility, which matures on November 18, 2021, provides us with revolving loan commitments totaling $250 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility are unsecured. As of December 31, 2019, there were borrowings of $143.0 million and letters of credit totaling approximately $18.1 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $88.9 million as of December 31, 2019. The Credit Facility bears interest at our choice of LIBOR plus a percentage not to exceed 1.75%, or at a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during fiscal 2019 was approximately 3.5%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At December 31, 2019, we were in compliance with these covenants.

Interest expense and commitment fees under the Credit Facility were approximately $4.6 million, $4.8 million and $4.5 million, for fiscal 2019, 2018 and 2017, respectively. We also capitalized approximately $0.3 and $0.1 million of interest expense related to new restaurant construction during fiscal 2019 and 2018, respectively.

9. Shareholders’ Equity

Preferred Stock

We are authorized to issue 5.0 million shares of one or more series of preferred stock and we are authorized to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2019 or January 1, 2019. We currently have no plans to issue shares of preferred stock.

Common Stock

Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to accumulate votes in connection with the election of directors. Shareholders of our outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors.

Cash Dividends

During each of the first three quarters of fiscal 2019, our Board of Directors authorized and declared a quarterly cash dividend of $0.12 per share of common stock. In the fourth quarter of fiscal 2019, our Board of Directors authorized and declared a quarterly cash dividend of $0.13 per share of common stock. While we intend to pay quarterly cash dividends, any future decisions to pay, increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion. Debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay.

Stock Repurchases

During fiscal 2019, we repurchased and retired approximately 2.1 million shares of our common stock at an average price of $39.93 per share for a total of $82.8 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. In March 2019, our Board of Directors approved an expansion of our share repurchase program by $100 million. As of December 31, 2019, we have approximately $39.5 million remaining under the current $500 million share repurchase plan approved by our Board of Directors.

10. Income Taxes

Income tax expense (benefit) for the last three fiscal years consists of the following (in thousands):

	Fiscal Year
	2019	2018	2017
Current:
Federal	$1,907	$2,031	$4,631
State	1,922	1,968	2,465
	3,829	3,999	7,096
Deferred:
Federal	(2,652)	(3,142)	(15,727)
State	(121)	330	(759)
	(2,773)	(2,812)	(16,486)

Income tax expense (benefit)	$1,056	$1,187	$(9,390)

Income tax expense (benefit) for the last three fiscal years differs from the amount that would result from applying the federal statutory rate as follows:

	Fiscal Year
	2019	2018	2017
Income tax at statutory rates	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	3.0	3.3	3.5
Permanent differences	(0.6)	(5.1)	(0.4)
Income tax credits	(20.1)	(16.0)	(18.7)
Prior year tax credit true-up	(0.7)	(0.8)	(1.1)
Change in statutory rate	—	—	(44.4)
Other, net	(0.3)	(0.1)	(0.4)
	2.3%	2.3%	(26.5)%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	December 31, 2019	January 1, 2019
Deferred income tax asset:
Gift cards	$1,730	$1,542
Accrued expenses	9,912	11,434
Other	4,516	3,414
Deferred revenues	20	7,736
Stock-based compensation	3,976	3,740
Deferred rent	126,882	8,616
Income tax credits	12,949	7,990
Net operating losses	1,744	1,334
State tax	473	434
Subtotal current deferred income tax asset	162,202	46,240
Valuation allowance	(282)	(248)
Total current deferred income tax asset	161,920	45,992

Deferred income tax liability:
Property and equipment	(59,872)	(56,551)
Intangible assets	(1,529)	(1,458)
Operating lease assets	(116,298)	—
Smallwares	(4,385)	(3,960)
Total non-current deferred income tax liability	(182,084)	(61,969)

Net deferred income tax liability	$(20,164)	$(15,977)

At December 31, 2019, we had federal and California income tax credit carryforwards of approximately $13.2 million and $0.7 million, respectively, consisting primarily of the credit for FICA taxes paid on reported employee tip income and California enterprise zone credits. The FICA tax credits will begin to expire in 2038 and the California enterprise zone credits will begin to expire in 2023.

As of December 31, 2019, and January 1, 2019, we have recorded a valuation allowance against certain state net operating loss and tax credit carryforwards of $0.3 million and $0.2 million, respectively, net of the federal benefit which are not more likely than not to be realized prior to expiration. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and January 1, 2019, we had accrued $0.04 million and $0.05 million, respectively, for interest and penalties with respect to uncertain tax positions.

As of December 31 2019, our accrual for unrecognized tax benefits was approximately $1.3 million, of which approximately $0.9 million, if reversed would impact our effective tax rate. We anticipate no change in our liability for unrecognized tax benefits within the next twelve-month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Gross unrecognized tax benefits at beginning of year	$1,532	$1,516	$1,245
Increases for tax positions taken in prior years	10	69	110
Decreases for tax positions taken in prior years	(5)	(49)	(4)
Increases for tax positions taken in the current year	130	87	200
Lapse in statute of limitations	(322)	(91)	(35)
Gross unrecognized tax benefits at end of year	$1,345	$1,532	$1,516

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of December 31, 2019, the earliest tax year still subject to examination by the Internal Revenue Service is 2016. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2015.

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

11. Stock-Based Compensation Plans

Our current shareholder approved stock-based compensation plan is the Equity Incentive Plan (as amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to employees, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options, and performance and time-based restricted stock units. Stock options and stock appreciation rights, if any, are charged against the Plan share reserve on the basis of one share for each share granted. Other types of grants, including RSUs, are currently charged against the Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as limits on the number that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	Fiscal Year
	2019	2018	2017
Labor and benefits	$2,372	$2,253	$1,877
General and administrative	$6,546	$6,003	$5,069
Capitalized (1)	$294	$328	$298

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on our Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2019	2018	2017
Expected volatility	34.5%	33.6%	34.7%
Risk free interest rate	2.53%	2.32%	1.87%
Expected option life	5 years	5 years	5 years
Dividend yield	1.50%	1.50%	1.60%
Fair value of options granted	$15.67	$10.77	$12.02

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 3, 2017	1,227	$31.95	802	$27.73	4.5
Granted	173	$36.08
Exercised	(57)	$24.07
Forfeited	(32)	$38.83
Outstanding at January 2, 2018	1,311	$32.68	926	$30.02	4.0
Granted	177	$37.77
Exercised	(876)	$29.85
Forfeited	(24)	$39.43
Outstanding at January 1, 2019	588	$38.14	189	$37.41	5.0
Granted	107	$53.09
Exercised	(37)	$28.89
Forfeited	(13)	$40.88
Outstanding at December 31, 2019	645	$41.09	340	$38.96	5.5

Information relating to significant option groups outstanding as of December 31, 2019, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$29.88 – $34.14	72	3.95	$31.27	68	$31.33
$34.24 – $35.78	20	3.45	$35.18	17	$35.15
$35.95 – $35.95	110	7.04	$35.95	62	$35.95
$37.03 – $37.58	8	4.58	$37.33	6	$37.33
$37.70 – $37.70	160	8.04	$37.70	50	$37.70
$38.24 – $42.41	66	6.15	$42.13	56	$42.25
$42.94 – $45.92	22	4.40	$44.74	16	$44.80
$47.04 – $47.04	70	5.04	$47.04	52	$47.04
$48.64 – $52.98	16	4.70	$51.28	13	$51.12
$53.22 – $53.22	101	9.04	$53.22	—	$—
$29.88 – $53.22	645	6.66	$41.09	340	$38.96

As of December 31, 2019, total unrecognized stock-based compensation expense related to non-vested stock options was $1.8 million, which is generally expected to be recognized over the next five years.

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 3, 2017	460	$39.75
Granted	200	$35.72
Vested or released	(89)	$42.34
Forfeited	(71)	$39.51
Outstanding at January 2, 2018	500	$37.72
Granted	154	$47.85
Vested or released	(102)	$35.66
Forfeited	(58)	$40.70
Outstanding at January 1, 2019	494	$40.99
Granted	179	$45.88
Vested or released	(118)	$35.57
Forfeited	(46)	$44.49
Outstanding at December 31, 2019	509	$43.65

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., three or five years). As of December 31, 2019, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $9.8 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 3, 2017	54	$37.87
Granted	40	$35.95
Vested or released	—	$—
Forfeited	(26)	$39.12
Outstanding at January 2, 2018	68	$38.68
Granted	38	$37.70
Vested or released	—	$—
Forfeited	(1)	$38.66
Outstanding at January 1, 2019	105	$38.32
Granted	31	$53.22
Vested or released	(28)	$42.41
Forfeited	(3)	$43.13
Outstanding at December 31, 2019	105	$41.42

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed based on management’s current estimate of the level that the performance goal will be achieved. As of December 31, 2019, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.5 million, which is generally expected to be recognized over the next three years.

12. Employee Benefit Plans

We maintain a voluntary, contributory 401(k) plan for eligible employees. Employees may elect to contribute up to the IRS maximum for the plan year. Additionally, eligible participants may also elect catch-up contributions as provided for by the

IRS. Our executive officers and other highly compensated employees are not eligible to participate in the 401(k) plan. Employee contributions are matched by us at a rate of 33% for the first 6% of deferred earnings. We contributed approximately $0.6 million in fiscal 2019, 2018, and 2017.

We also maintain a non-qualified deferred compensation plan (the “DCP”) for our executive officers and other highly compensated employees, as defined in the DCP, who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by our compensation committee. During fiscal 2019, there were no Company contributions made or accrued. We pay for related administrative costs, which were not material during fiscal 2019. Employee deferrals are deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts, reflected in “Other assets, net” on our Consolidated Balance Sheets, was $11.4 million and $7.2 million as of December 31, 2019 and January 1, 2019, respectively. Our obligation to participating employees, included in “Other liabilities” on the accompanying Consolidated Balance Sheets, was $11.2 million and $7.3 million as of December 31, 2019 and January 1, 2019, respectively. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Income.

13. Related Party Transactions

James Dal Pozzo, the Chairman of the Board of the Jacmar Companies (“Jacmar”), is a member of our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States, is currently our largest distributor of food, beverage, paper products and supplies. In 2006, we began using DMA to deliver the majority of our food products to our restaurants. In July 2017, after conducting a market evaluation, we entered into a new five-year agreement with DMA. The agreement expires in June 2020 and automatically renews for two successive one-year periods (effectively expiring June 2022), unless either party provides a non-renewal notice 90 days prior to the end of each contract year. In October of 2019, DMA provided notice of non-renewal resulting in the current program expiring on June 30, 2020. We are currently soliciting proposals from DMA and other national distribution companies that are highly capable of servicing our needs.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within “Cost of sales” and “Occupancy and operating” expenses consisted of the following (in thousands):

	Fiscal Year
	2019		2018		2017
Cost of sales:
Third party suppliers	$209,215	70.9%	$196,165	69.6%	$185,153	68.9%
Jacmar	85,794	29.1	85,788	30.4	83,554	31.1
Cost of sales	$295,009	100.0%	$281,953	100.0%	$268,707	100.0%

Occupancy and operating:
Third party suppliers	$247,076	96.4%	$229,749	96.0%	$210,616	95.8%
Jacmar	9,307	3.6	9,697	4.0	9,247	4.2
Occupancy and operating	$256,383	100.0%	$239,446	100.0%	$219,863	100.0%

The amounts included in accounts payables related to Jacmar consisted of the following (in thousands):

	December 31, 2019	January 1, 2019
Third party suppliers	$20,879	$30,395
Jacmar	2,543	6,110
Total accounts payable	$23,422	$36,505

14. Selected Consolidated Quarterly Financial Data (Unaudited)

Our summarized unaudited consolidated quarterly financial data is the following (in thousands, except per share data):

	April 2, 2019	July 2, 2019	October 1, 2019	December 31, 2019
Total revenues	$290,554	$301,090	$278,739	$291,067
Income from operations	$13,785	$15,755	$3,270	$16,309
Net income	$12,864	$14,192	$3,671	$14,511
Basic net income per share (1)	$0.61	$0.69	$0.18	$0.76
Diluted net income per share (1)	$0.60	$0.68	$0.18	$0.75
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.13

	April 3, 2018	July 3, 2018	October 2, 2018	January 1, 2019
Total revenues	$278,523	$287,634	$270,268	$280,523
Income from operations	$16,373	$19,120	$7,890	$14,187
Net income	$14,664	$16,945	$8,516	$10,685
Basic net income per share (1)	$0.71	$0.81	$0.40	$0.50
Diluted net income per share (1)	$0.70	$0.79	$0.39	$0.49
Cash dividends declared per common share	$0.11	$0.11	$0.11	$0.12

(1)

Basic and diluted net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not sum to the full year total amount as presented on our Consolidated Statements of Income.

15. Subsequent Event

On February 18, 2020, our Board of Directors authorized and declared a cash dividend of $0.13 per share of common stock payable on March 24, 2020, to shareholders of record at the close of business on March 10, 2020. While we intend to pay regular quarterly cash dividends in future periods, any decisions to pay or to increase or decrease cash dividends will be reviewed quarterly and declared by the Board of Directors at its discretion.