Form 10-K/A
period 2019-12-31
BJs RESTAURANTS INC
filed 2020-04-22
CIK 1013488

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

As of April 20, 2020, 18,749,669 shares of the common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Such information was to be incorporated by reference from the Registrant’s definitive proxy statement in connection with the Registrants 2020 Annual Meeting of Shareholders. However, since the date of the original filing of the Form 10-K, the Company has been forced to delay its 2020 Annual Meeting due to the uncertainties surrounding the Covid-19 pandemic, and, therefore, will not file its definitive proxy statement within 120 days following the end of its fiscal year. Therefore, in accordance with SEC rules, the Company must file an amendment to its Form 10-K to include the disclosures required by Part III of Form 10-K. In addition, pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to Form 10-K includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 to Form 10-K as Exhibits 31 and 32. Except for the foregoing amended information, this Amendment No. 1 to Form 10-K continues to speak as of the date of the original filing of the Form 10-K, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

PART I

ITEM 1A. RISK FACTORS

This risk factor is intended to be an update to the Risk Factor found in our Form 10-K filed on February 25, 2020.

Health concerns arising from outbreaks of flu viruses or other diseases, or regional or global health pandemics and any resulting government response may adversely affect our business.

In the event of a health pandemic, customers might avoid public gathering places, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. The impact of a health pandemic on us might be disproportionately greater than on other casual dining concepts that have lower customer traffic and that depend less on the gathering of people. To the extent that a virus or disease is food-borne, or perceived to be food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of a product.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as coronavirus (“COVID-19”), norovirus, Avian Flu or “SARS,” and H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” Currently, the global pandemic resulting from the outbreak of the novel COVID-19 has disrupted our restaurant operations beginning in early March 2020. As of the date and time of this Amendment No. 1 to Form 10-K, dine-in capacity is restricted and we have temporarily closed four restaurants. Our remaining 205 restaurants are operating in a take-out and delivery only capacity, with limited hours and menus. Local governmental restrictions and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause consumers to avoid or limit gatherings in public places or social interactions, which could continue to adversely affect our business. In addition, our ability to maintain our supply chain and labor force may become challenging as a result of the COVID-19 pandemic. We cannot predict the duration or scope of the COVID-19 pandemic or when operations will return to full service. Additionally, due to the limitations required for us to operate in a take-out and delivery only capacity, we may temporarily close more restaurants until local restrictions are lifted. We expect the COVID-19 pandemic to negatively impact our financial results and such impact could be material to our financial results, condition and prospects based on its longevity and severity.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information concerning the Company’s directors:

Nominee	Principal Occupation	Age
Gerald W. Deitchle	Chairman of the Board; Retired President and Chief Executive Officer of BJ’s Restaurants, Inc.	68
Gregory A. Trojan	Chief Executive Officer of BJ’s Restaurants, Inc.	60
Peter A. Bassi	Retired Chairman of Yum! Restaurants International	70
Larry D. Bouts	Investor/Business Advisor; Former Chairman and Chief Executive Officer of Six Flags Theme Parks	71
James A. Dal Pozzo	Chairman of the Board of The Jacmar Companies	61
Noah A. Elbogen	Partner, Act III Holdings, LLC	37
Lea Anne S. Ottinger	Strategic Business Consultant; Managing Partner of LMR Advisors	61
Janet M. Sherlock	Chief Information Officer, Ralph Lauren Corporation	54
Patrick D. Walsh	Chief Executive Officer of Town Sports International Holdings, Inc.; Managing Member and Chief Executive Officer of PW Partners, LLC and PW Partners Atlas Funds, LLC	44

GERALD (“JERRY”) W. DEITCHLE has been a member of our Board of Directors since November 2004 and has served as our Chairman of the Board since June 2008. He served as our President from February 2005 until December 2012 and as our Chief Executive Officer from February 2005 until his retirement in February 2013. From April 2004 to January 2005, Mr. Deitchle served as President, Chief Operating Officer and a director of Fired Up, Inc., which previously owned, operated and franchised the Johnny Carino’s Italian restaurant concept. From 1995 to 2004, he was a member of the executive management team at The Cheesecake Factory Incorporated, a publicly-held operator of upscale casual dining restaurants, with his last position as corporate President. From 1984 to 1995, he was employed by the parent company of Long John Silver’s Restaurants, Inc., with his last position as Executive Vice President. Mr. Deitchle currently serves as a consultant to us and as a part-time advisor to privately-held restaurant businesses. Mr. Deitchle previously served on the Board of Directors of Fogo de Chao, Inc. (NASDAQ: FOGO), an operator of Brazilian-style steakhouses that became a private company in 2018.

•

Director Qualifications:  With eight years of prior experience as our President and Chief Executive Officer and as our Chairman since June 2008, in addition to over 35 years of executive and financial management experience with large, national restaurant and retail companies, both privately-held and publicly-held, the Board believes Mr. Deitchle has the experience necessary to help guide the development of our strategic positioning and expansion plans.

GREGORY A. TROJAN has served as our Chief Executive Officer since February 2013, and as a member of our Board of Directors since December 2012. He served as our President from December 2012 until January 2018. Prior to joining us, Mr. Trojan was employed by Guitar Center, Inc., a leading retailer of musical instrument products, where he served as President, Chief Executive Officer and Director from November 2010 to November 2012 and as President, Chief Operating Officer and Director from October 2007 to November 2010. From 1998 to 2006, Mr. Trojan served as Chief Executive Officer of House of Blues Entertainment, Inc., an operator of restaurant and music venues, concerts and media properties, having served as President from 1996 to 1998. Prior to that, he held various positions with PepsiCo, Inc. from 1990 to 1996, including service as Chief Executive Officer of California Pizza Kitchen, Inc., when it was owned by PepsiCo. Earlier in his career, Mr. Trojan was a consultant at Bain & Company, the Wharton Small Business Development Center and Arthur Andersen & Company. Mr. Trojan served on the Board of Directors of Oakley, Inc. from June 2005 to November 2007 and Domino’s Pizza, Inc. (NYSE: DPZ) from March 2010 to November 2017.

•

Director Qualifications:  As our current Chief Executive Officer, and with extensive experience as an executive with large, national retail, consumer products and restaurant companies, the Board believes Mr. Trojan has the necessary background and experience to lead the development and execution of our strategic positioning and expansion plans.

PETER (“PETE”) A. BASSI has been a member of our Board of Directors since September 2004 and currently serves as our Lead Independent Director. Mr. Bassi retired in 2005 as Chairman of Yum! Restaurants International (also known as “YRI”). YRI is the International Division of Yum! Brands, Inc. (“Yum!”), which operates and franchises Taco Bell, Pizza Hut, and KFC Restaurants. Mr. Bassi led YRI from June 1997 to 2005. Prior to this assignment, he was in charge of YRI’s Asian business. Yum! was created in 1997 in a spin-off from PepsiCo, Inc. Mr. Bassi joined PepsiCo in 1972 in the Pepsi-Cola Company division. During his long tenure at PepsiCo, Mr. Bassi served in various assignments at Pepsi-Cola International, Pizza Hut (U.S. and International), Frito-Lay, and Taco Bell. Mr. Bassi currently serves on the Board of Directors of publicly-held Yum China (NASDAQ: YUMC). From 2009 to 2019, Mr. Bassi served on the Board of Directors of publicly-held Potbelly Sandwich Works (NASDAQ: PBPB) and from 2015 to 2018, Mr. Bassi served on the Board of Directors of Mekong Capital, a Vietnamese private equity firm. From 2002 to 2009, Mr. Bassi also served on the Board of Directors of publicly-held The Pep Boys – Manny, Moe & Jack (NYSE: PBY) and from 2013 to 2015, he served on the Board of Directors of publicly-held AmRest Holdings SE (WSE: EAT), which is based in Poland.

•

Director Qualifications:  As a former senior executive officer of one of the largest publicly-held restaurant companies in the United States with extensive public company directorship experience, Mr. Bassi brings uniquely-suited management experience to the Board as well as extensive marketing knowledge and expertise from his almost 40 years in the food and beverage industry. Mr. Bassi’s significant financial experience also qualifies him as an audit committee financial expert under applicable rules of the SEC.

LARRY D. BOUTS has been a member of our Board of Directors since April 2004. Mr. Bouts currently serves as an investor and advisor to several early-stage companies in various industry segments, including technology, energy and consumer-oriented businesses. Previously, Mr. Bouts served as Chairman and Chief Executive Officer of Six Flags Theme Parks while a private company. Prior to that, he led the launch of the Toys “R” Us international expansion throughout Canada, Australia, Europe, and Asia as President of the International Division, successfully developing a profitable multi-billion dollar offshore retail brand in over 25 countries. Mr. Bouts spent 13 years at PepsiCo, Inc. where he held various planning and finance positions, including Chief Financial Officer of two of PepsiCo’s operating divisions.

•

Director Qualifications:  Mr. Bouts has extensive management and financial experience as a former senior executive of large consumer-discretionary segment companies, including Six Flags Theme Parks and the International Division of Toys “R” Us. Mr. Bouts also has significant financial experience which qualifies him as an audit committee financial expert under applicable rules of the SEC.

JAMES (“JIM”) A. DAL POZZO has been a member of our Board of Directors since January 2001. Since January 2013, Mr. Dal Pozzo has served as Chairman of the Board of The Jacmar Companies. Mr. Dal Pozzo also served as Chief Executive Officer of the The Jacmar Companies from January 2013 to December 2017, and as the President of The Jacmar Companies from 1993 to January 2013, and as Chief Financial Officer and Treasurer of The Jacmar Companies from 1987 to 1992. Prior to working for The Jacmar Companies, Mr. Dal Pozzo served as the Chief Financial Officer of the Ojai Ranch and Investment Company in 1992. Mr. Dal Pozzo is a Certified Public Accountant and was with Peat Marwick from 1981 to 1987, where he specialized in the restaurant, distribution, retail and manufacturing industries.

•

Director Qualifications:  Mr. Dal Pozzo’s experience as the Chairman of the Board and former Chief Executive Officer of a holding company with interests in foodservice distribution, restaurants and real estate development provides him with extensive knowledge of the food distribution, supply chain operations and restaurant industries. Mr. Dal Pozzo also has experience in risk management in food distribution and supply chain expertise. Mr. Dal Pozzo is also a Certified Public Accountant.

NOAH A. ELBOGEN has been a member of our Board of Directors since June 2014. Mr. Elbogen currently serves as a Partner at Act III Holdings, LLC, a Boston-based investment fund. From August 2016 to June 2019, Mr. Elbogen served as Managing Member and Chief Executive Officer of Misada Capital Group LLC, a New-Jersey based investment manager. From July 2011 to July 2016, Mr. Elbogen served as an Investment Analyst at Luxor Capital Group, LP, a New York-based investment manager, where he focused primarily on the restaurant sector. Prior to joining Luxor Capital Group, Mr. Elbogen served as a Research Analyst covering the consumer sector at S.A.C. Capital Management, LLC from August 2009 to June 2011, at Highbridge Capital Management, LLC from January 2007 to January 2009, and at Scout Capital Management LLC from August 2005 to January 2007. Mr. Elbogen began his investment career as an Equity Research Associate at Bear Stearns where he covered the Specialty Retail and Hardlines sectors. Mr. Elbogen served as Director at Papa Murphy’s Holdings, Inc. (NASDAQ: FRSH) between December 2017 and May 2019.

•

Director Qualifications:  Mr. Elbogen has significant investment, financial and operations experience from his 16 years as an institutional investor and research analyst, and has experience as an operator in the restaurant industry, all of which make him qualified to serve as a director.

LEA ANNE S. OTTINGER has been a member of our Board of Directors since August 2010. In 1998, Ms. Ottinger founded LMR Advisors, where she serves as a strategic business consultant supporting growth-oriented businesses primarily in the consumer/retail sector. Building upon her career in private equity (as a Vice President of Berkshire Partners, and its predecessor, Thomas H. Lee Company from 1982 to 1989), her focus is on mergers & acquisitions and monetization strategies that enhance business expansion and realization of stakeholder financial objectives. From 1990 to 1998, Ms. Ottinger was a franchise owner and operator of several of The Body ShopTM skin and hair care stores, and served as a national representative to the Franchisee Board. From 2000 to 2018, she served on the Board of Directors of Savers, Inc., the largest for-profit thrift store retailer in the world. From June 2004 until its acquisition in March 2010, she served on the Board of Directors of Bare Escentuals, Inc. (formerly NASDAQ: BARE), one of the leading cosmetic companies in the United States.

•

Director Qualifications:  Ms. Ottinger has significant investment and financial expertise from her many years as a principal in private equity and as a strategic business advisor specializing in mergers and acquisitions, all of which has benefited the Board. She has been involved in the acquisition, sale, advisory role, or operations of over 20 companies, with an emphasis on growth-oriented businesses in the consumer/retail sector. She also has prior experience as a public company director with experience in governance, Board oversight, strategic planning, and audit functions.

JANET M. SHERLOCK has been a member of our Board of Directors since January 2019. Ms. Sherlock currently serves as the Chief Information Officer of Ralph Lauren Corporation, a global leader in the marketing, design, and distribution of apparel, fragrance, accessories, and home products. From January 2010 to July 2017, Ms. Sherlock was the Chief Information Officer at Carter’s, Inc., a global manufacturer and retailer of baby and children’s apparel and accessories. Prior to that, Ms. Sherlock led the Digital and Omni-Channel practice at Gartner, a leading research and advisory firm, from October 2008 to December 2009. Ms. Sherlock also held various business and technology leadership roles at Calico Corners/Everfast, Inc., Guess?, Inc., BP and ExxonMobil from 1998 to 2008.

•

Director Qualifications:  Ms. Sherlock has significant management and technology experience as an executive for some of the world’s best known consumer brands, including Ralph Lauren and Carter’s. Her experience developing breakthrough growth strategies for these brands, coupled with her extensive technology background, is of considerable value as we continue to invest in our digital platform and technology capabilities.

PATRICK D. WALSH has been a member of our Board of Directors since June 2014. Since September 2016, Mr. Wash has served as Chief Executive Officer of Town Sports International Holdings, Inc. (NASDAQ: CLUB), an owner and operator of fitness clubs in the Northeast and Mid-Atlantic regions of the United States. Mr. Walsh has served as a director of Town Sports International Holdings, Inc. since March 2015, and served as Executive Chairman from June 2015 to August 2016. Mr. Walsh has also served as the Managing Member and Chief Executive Officer of PW Partners, LLC, the general partner of PW Partners Master Fund LP (“PW Master Fund”), and PW Partners Atlas Funds, LLC, the general partner of PW Partners Atlas Fund II LP (“Atlas Fund II”) and PW Partners Atlas Fund LP (“Atlas Fund I”) since August 2012. In addition, since September 2012, Mr. Walsh has served as Managing Member of PW Partners Capital Management LLC, the management company with respect to each of Atlas Fund I, Atlas Fund II and PW Master Fund. From December 2011 to August 2012, Mr. Walsh was Managing Partner of PWK Partners, LLC, a value-oriented, private investment firm. From September 2011 to December 2011, Mr. Walsh engaged in activities relating to the formation of PWK Partners, LLC and its affiliated funds. From March 2008 to September 2011, Mr. Walsh served as partner at Oak Street Capital Management, LLC, a long-short, value-oriented, private investment management firm. From August 2004 to February 2008, Mr. Walsh was Vice President at Deutsche Bank Securities, Inc. Mr. Walsh served on the Board of Directors of Famous Dave’s of America, Inc. (NASDAQ: DAVE), an owner, operator and franchisor of barbecue restaurants, from 2013 to 2019, and on the Board of Directors of Del Taco Restaurants, Inc. (NASDAQ: TACO) from 2015 to 2019. Mr. Walsh is a Chartered Financial Analyst.

•

Director Qualifications:  Mr. Walsh has an extensive background in financial analysis as well as a broad understanding of operational, financial and strategic issues facing public companies, all of which make him well qualified to serve as a member of the Board. In addition, Mr. Walsh’s significant experience in the restaurant industry, as both an investor and as a director, benefits the Board.

Audit Committee Financial Experts

Our Board maintains an Audit Committee which reviews and reports to the Board on various auditing, internal control and accounting matters, including the quarterly reviews and annual audit report from our independent auditor. During fiscal 2019, the Audit Committee consisted of Messrs. Bouts, Bassi and Walsh, and Ms. Sherlock who joined the Audit Committee in January 2019. All of the members of the Audit Committee who currently serve or who served in fiscal 2019 were independent directors under applicable NASDAQ and SEC rules. In addition, the Board has determined that each of Messrs. Bouts, Bassi and Walsh qualify as an audit committee financial expert under applicable SEC rules.

Executive Officers

See Part I, Item 1 of this Form 10-K for certain information regarding the Company’s executive officers and other key employees.

Delinquent Section 16(A) Reports

Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

To our knowledge, based solely on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe all filings required to be made by our executive officers, directors and greater than 10% beneficial owners under Section 16 of the Securities Exchange Act of 1934 were made on a timely basis, except as set forth below. Based on the information provided to us by the persons or entities indicated:

•

Janet M. Sherlock did not timely file a Form 3 with respect to her appointment to the Board on January 4, 2019, or a Form 4 in connection with her initial equity grant as a director on January 15, 2019. Ms. Sherlock subsequently filed the required Form 4 on January 28, 2019 and the Form 3 on March 12, 2019.

Code of Ethics and Corporate Governance

We have adopted a Code of Integrity, Ethics and Conduct that applies to, among others, our executive officers.

The following information relating to our corporate governance is available in the Corporate Governance section of our website at http://www.bjsrestaurants.com:

•	Code of Integrity, Ethics and Conduct

•	Corporate Governance Guidelines

•	Audit Committee Charter

•	Compensation Committee Charter

•	Governance and Nominating Committee Charter

You may obtain copies of these materials, free of charge, by sending a written request to our Executive Vice President and General Counsel, BJ’s Restaurants, Inc., 7755 Center Avenue, Suite 300, Huntington Beach, California 92647. Please specify which documents you would like to receive.

If we make any substantive amendments to the Code of Integrity, Ethics and Conduct or grant any waiver, including any implicit waiver, from a provision of the Code of Integrity, Ethics and Conduct to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for the fiscal year ended December 31, 2019, of our Chief Executive Officer, President and Chief Financial Officer, and each of our three other most highly compensated executive officers who were serving as of December 31, 2019, and whose salary and bonus compensation for the year ended December 31, 2019, was at least $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Gregory A. Trojan	2019	850,000	¾	1,000,004	499,828	47,314(4)	2,397,146
Chief Executive	2018	850,000	1,275,000	1,000,030	499,797	29,709(4)	3,654,536
Officer	2017	850,000	¾	999,985	499,702	26,028(4)	2,375,715

Gregory S. Levin	2019	450,000	54,000	366,686	183,279	12,792(5)	1,066,757
President, Chief Financial	2018	425,000	342,720	333,343	166,606	12,792(5)	1,280,461
Officer and Secretary	2017	412,000	¾	333,328	166,571	12,891(5)	924,790

Gregory S. Lynds	2019	375,000	45,000	150,080	74,981	9,192(6)	654,253
Executive Vice President and	2018	370,000	295,704	133,383	66,640	9,192(6)	874,919
Chief Development Officer	2017	370,000	¾	133,303	66,626	9,291(6)	579,220

Kevin E. Mayer	2019	375,000	45,000	150,080	74,981	12,792 (7)	657,853
Executive Vice President and	2018	358,750	288,005	133,383	66,640	12,792 (7)	859,570
Chief Marketing Officer	2017	350,000	¾	133,303	66,626	12,891(7)	562,820

Lon F. Ledwith	2019	330,000	39,600	150,080	74,981	12,792 (8)	607,453
Executive Vice President of	2018	307,500	246,861	133,383	66,640	12,792 (8)	767,176
Operations	2017	300,000	¾	133,303	66,626	12,891(8)	512,820

(1)	May include amounts earned in a given fiscal year but not paid until the subsequent fiscal year.
(2)	The fair value of the RSUs is based on the most recent closing stock price of our Common Stock as of the date of grant.
(3)

The amounts in this column do not reflect amounts paid to or realized by the named individual for the respective fiscal years. Instead, these amounts reflect the aggregate grant date fair value of awards computed in accordance with FASB Codification Topic No. 718, Compensation-Stock Compensation. There is no guarantee that, if and when these awards are ultimately realized, they will have this or any other value. Pursuant to the SEC rules, the amounts shown have not been reduced for estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to 2016 grants, refer to Note 1 of our Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. See the Grants of Plan-Based Awards Table below for the information on options granted in 2017.

(4)

The amount shown is the estimated value of perquisites and other personal benefits in fiscal 2019, 2018, and 2017, respectively, including group term life insurance ($792, $792, and $891), auto allowance ($30,025, $27,505, and $25,137), annual physical exam ($1,497, $1,412, and $0) and life insurance premium reimbursement ($15,000, $0, and $0).

(5)

The amount shown is the estimated value of perquisites and other personal benefits in fiscal 2019, 2018, and 2017, respectively, including group term life insurance ($792, $792, and $891) and auto allowance ($12,000, $12,000 and $12,000).

(6)

The amount shown is the estimated value of perquisites and other personal benefits in fiscal 2019, 2018, and 2017, respectively, including group term life insurance ($792, $792 and $891) and auto allowance ($8,400, $8,400 and $8,400).

(7)

The amount shown is the estimated value of perquisites and other personal benefits in fiscal 2019, 2018, and 2017, respectively, including group term life insurance ($792, $792 and $891) and auto allowance ($12,000, $12,000 and $12,000).

(8)

The amount shown is the estimated value of perquisites and other personal benefits in fiscal 2019, 2018, and 2017, respectively, including group term life insurance ($792, $792, and $891) and auto allowance ($12,000, $12,000, and $12,000).

Grants of Plan-Based Awards

The following table provides certain information concerning grants of options to purchase our Common Stock and other plan-based awards made during the fiscal year ended December 31, 2019, to the persons named in the Summary Compensation Table.

Grants of Plan-Based Awards

					Stock Awards					Option Awards
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (4)			Number of Securities Underlying All Other Stock Awards (#)(5)	Grant Date Fair Value of Stock Awards ($)(6)(7)	Number of Securities Underlying Option Awards (#)(8)	Exercise or Base Price of Option Awards ($/Share) (9)	Grant Date Fair Value of Option Awards ($)(7)(10)
Name	Grant Date	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)	Threshold ($)	Target ($)	Maximum ($)
Gregory A. Trojan	1/15/2019	¾	850,000	1,700,000	4,698	9,395	14,093	9,395	1,000,004	31,804	53.22	499,828
Gregory S. Levin	1/15/2019	113,400	270,000	459,000	1,723	3,445	5,168	3,445	366,686	11,662	53.22	183,279
Gregory S. Lynds	1/15/2019	94,500	225,000	382,500	705	1,410	2,115	1,410	150,080	4,771	53.22	74,981
Kevin E. Mayer	1/15/2019	94,500	225,000	382,500	705	1,410	2,115	1,410	150,080	4,771	53.22	74,981
Lon F. Ledwith	1/15/2019	83,160	198,000	336,500	705	1,410	2,115	1,410	150,080	4,771	53.22	74,981

(1)

The threshold bonus amounts assume achievement of 80% of the Company’s Consolidated Income from Operations target (or a 60% payout for this component) and none of the individual performance objectives.

(2)

Target Bonus amounts assume achievement of 100% of the Company’s Consolidated Income from Operations target and 100% of the individual performance objectives. Target awards are a percentage of base salary for fiscal 2019, as follows: 100% for Mr. Trojan and 60% for each of the other Named Executive Officers.

(3)

Maximum Bonus amounts assume achievement of 120% or more of the Company’s Consolidated Income from Operations target and 100% of individual performance objectives, except for Mr. Trojan whose bonus is solely based on the Company’s performance. For actual amounts paid under the Performance Incentive Plan for fiscal

2019, see the column entitled “Non-Equity Incentive Plan Compensation” in the “Summary Compensation Table” included in this Amendment No. 1 to Form 10-K.

(4)

These columns show the number of performance-based stock (“PSUs”) awards, subject to performance achievements, granted in fiscal 2019 to the named executive officers. The criteria is based on the Company’s three year average same restaurant comparable sales growth performance compared to an industry benchmark for fiscal years 2019, 2020 and 2021. Executives are eligible to earn from 50% to 150% of the award target based on performance against benchmark, and the award is forfeited if the Company does not achieve its threshold goal.

(5)	This column shows the number of restricted stock (“RSUs”) awards granted in fiscal 2019 to the named executive officers. All of such RSUs vest in three equal annual installments.

(6)	The fair value of the PSUs and RSUs is based on the most recent closing stock price of our Common Stock as of the date of grant.

(7)

The amounts in this column do not reflect amounts paid to or realized by the named individual for fiscal 2019. Instead, these amounts reflect the aggregate grant date fair value of awards computed in accordance with FASB Codification Topic No. 718, Compensation-Stock Compensation. There is no guarantee that, if and when these awards are realized, they will have this or any other value.

(8)

This column shows the number of stock options granted in fiscal 2019 to the named executive officers. All of such options vest in three equal annual installments and expire ten years from the date of grant.

(9)	This column reflects stock option grants which have an exercise price per share equal to the most recent closing stock price of our Common Stock as of the date of grant.

(10)	The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards for each Named Executive Officer that remained outstanding as of December 31, 2019.

Outstanding Equity Awards on December 31, 2019

		Stock Awards
		RSU		PSU		Option Awards
Name	Grant Date	Number of Shares or Awards of Stock That Have Not Vested (#)(1)	Market Value of Shares or Awards of Stock That Have Not Vested ($)(2)	Number of Shares or Awards of Stock That Have Not Vested (#)(3)	Market Value of Shares or Awards of Stock That Have Not Vested ($)(4)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Gregory A. Trojan	02/25/15	944	35,674	—	—	01/15/14	3,281	—	29.88	01/15/24
	01/15/17	4,636	175,194	13,908	525,583	01/15/15	6,204	6,204(5)	47.04	01/15/25
	01/15/18	8,842	334,139	13,263	501,209	03/02/15	1,288	1,288(6)	52.98	03/02/25
	01/15/19	9,395	355,037	9,395	355,037	01/15/16	11,616	—	42.41	01/15/26
	—	—	—	—	—	01/15/17	13,841	13,845(7)	35.95	01/15/27
	—	—	—	—	—	01/15/18	15,501	31,006(8)	37.70	01/15/28
	—	—	—	—	—	01/15/19	—	31,804(9)	53.22	01/15/29
Gregory S. Levin	02/25/15	504	19,046	—	—	01/15/14	2,343	—	29.88	01/15/24
	01/15/17	1,545	58,386	4,636	175,194	01/15/15	13,234	3,309(5)	47.04	01/15/25
	01/15/18	2,947	111,367	4,421	167,070	03/02/15	3,334	834(6)	52.98	03/02/25
	01/15/19	3,445	130,187	3,445	130,187	01/15/16	9,292	—	42.41	01/15/26

	—	—	—	—	—	01/15/17	9,228	4,615(7)	35.95	01/15/27
	—	—	—	—	—	01/15/18	5,168	10,335(8)	37.70	01/15/28
	—	—	—	—	—	01/15/19	—	11,662(9)	53.22	01/15/29
Gregory S. Lynds	02/25/15	315	11,904	—	—	01/02/13	7,695	—	33.65	01/02/23
	01/15/17	618	23,354	1,854	70,063	01/15/14	11,715	—	29.88	01/15/24
	01/15/18	1,179	44,554	1,769	66,851	01/15/15	8,272	2,068(5)	47.04	01/15/25
	01/15/19	1,410	53,284	1,410	53,284	01/15/16	4,065	—	42.41	01/15/26
	—	—	—	—	—	01/15/17	3,691	1,846(7)	35.95	01/15/27
	—	—	—	—	—	01/15/18	2,067	4,134(8)	37.70	01/15/28
	—	—	—	—	—	01/15/19	—	4,771(9)	53.22	01/15/29
Kevin E. Mayer	01/15/17	618	23,354	1,854	70,063	07/30/14	2,538	—	34.24	07/30/24
	01/15/18	1,179	44,554	1,769	66,851	01/15/16	2,322	—	42.41	01/15/26
	01/15/19	1,410	53,284	1,410	53,284	01/15/17	1,845	1,846(7)	35.95	01/15/27
						01/15/18	2,067	4,134(8)	37.70	01/15/28
						01/15/19	—	4,771(9)	53.22	01/15/29
Lon F. Ledwith	02/25/15	126	4,762	—	—	01/15/14	656	—	29.88	01/15/24
	01/15/17	618	23,354	1,854	70,063	01/15/15	3,308	828(5)	47.04	01/15/25
	01/15/18	1,179	44,554	1,769	66,851	01/15/16	4,646	—	42.41	01/15/26
	01/15/19	1,410	53,284	1,410	53,284	01/15/17	3,691	1,846(7)	35.95	01/15/27
	—	—	—	—	—	01/15/18	2,067	4,134(8)	37.70	01/15/28
	—	—	—	—	—	01/15/19	—	4,771(9)	53.22	01/15/29

(1)	All RSUs granted prior to January 15, 2016 vest in five equal annual installments and all RSUs granted since January 15, 2016 vest in three equal installments.
(2)	The fair value of the RSUs is based on the closing stock price of our Common Stock on December 31, 2019.
(3)

PSUs cliff vest at the end of three years if all criteria have been met, in an amount consistent with the achievement of the performance criteria; otherwise, they are cancelled in whole or part, depending on the achievement of the performance or criteria.

(4)	The fair value of the PSUs is based on the closing stock price of our Common Stock on December 31, 2019.
(5)	The unexercisable options vest in five annual installments commencing January 15, 2016.
(6)	The unexercisable options vest in five annual installments commencing March 2, 2016.
(7)	The unexercisable options vest in three annual installments commencing January 15, 2018.
(8)	The unexercisable options vest in three annual installments commencing January 15, 2019.
(9)	The unexercisable options vest in three annual installments commencing January 15, 2020.

Option Exercises and Stock Vested During Last Fiscal Year

The following table sets forth information concerning each exercise of stock options and vesting of stock awards during fiscal 2019 for each of the named executive officers on an aggregated basis:

Stock Awards	Option Awards

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Gregory A. Trojan	25,425	1,301,073	—	—
Gregory S. Levin	7,635	391,573	—	—
Gregory S. Lynds	3,320	169,735	—	—
Kevin E. Mayer	3,627	177,656	—	—
Lon F. Ledwith	3,390	173,478	—	—

(1)	Value includes accrued dividends released and realized.

Potential Payments upon Termination or Change in Control

Effective January 1, 2018, the Board (at the recommendation of the Compensation Committee) approved the following severance arrangements for its then current executive officers:

Summary of Severance for Executive Officers

Title	Severance	Benefits
President, CFO and Executive Vice Presidents	12 months annual base salary	12 months of COBRA benefit payments (if not covered by another plan)
Senior Vice Presidents	6 months annual base salary plus an additional month of base salary for each full year of service (up to a maximum of 6 additional months)	COBRA benefit payments for the severance period (if not covered by another plan)

Receipt of the above severance payments is contingent upon the executive’s execution of a release of claims. No severance payments or benefits described above shall be payable in the event of a resignation or voluntary separation from employment for any reason or in the event of termination with cause.

The severance payable to Gregory A. Trojan, the Company’s Chief Executive Officer, is governed by the terms of Mr. Trojan’s existing employment agreement with the Company described elsewhere herein.

The following table describes the potential payments upon termination without cause or, after a change in control, termination without cause or termination for good reason for each named executive officer:

Termination Without Cause or Termination for Good Reason (including Termination following a Change in Control)
Name	Cash Payment ($)(1)	Acceleration of Vesting of Awards ($)(3)	Benefits and Perquisites ($)(4)
Gregory A. Trojan	2,252,500(2)	2,310,139	18,347
Gregory S. Levin	450,000	800,858	12,884
Gregory S. Lynds	375,000	327,062	12,884
Kevin E. Mayer	375,000	315,158	12,884
Lon F. Ledwith	330,000	319,920	9,173
(1)	Assumes termination payments as of December 31, 2019, for each executive for termination without cause or for good reason.
(2)	Mr. Trojan will receive $2,890,000 if termination follows a change of control.
(3)

Calculated based on a termination date of December 31, 2019, and the fair market value of our Common Stock as of the close on the last trading day of our fiscal year. Acceleration of vesting occurs only if termination without cause or by the Named Executive Officer for good reason occurs within one year following a change of control (as such terms are defined in our Equity Incentive Plan).

(4)	Reflects the continuation of health benefits following the termination of employment for the period specified above.

Non-Qualified Deferred Compensation

Selected key executives and certain other highly compensated employees, including our named executive officers, are eligible to participate in a deferred compensation plan. Under this plan, a participant may elect to defer annually the receipt of up to 50% of base salary and up to 100% of other approved compensation and thereby delay taxation of these deferred amounts until actual payment of the deferred amount in future years. At the participant’s election, payments can be deferred until a specific date at least one year after the year of deferral or until termination of employment (subject to earlier payment in the event of a change of control) and can be paid in a lump sum or in up to ten annual installments. Separate deferral elections can be made for each year, and in limited circumstances, existing payment elections may be changed. The amounts deferred are credited to accounts that mirror the gains and/or losses of several different publicly-available investment funds, based on the participant’s election. The rate of return for each participant varies depending on the specific investment elections made by the participant. In 2019, the investment funds available to participants provided rates of return ranging from 1.8% to 35.2%.

We are not required to make any contributions to this plan and have unrestricted use of any amounts deferred by participants. Although we have established a “Rabbi Trust” to invest funds equal in amount to compensation that has been deferred, the deferred compensation plan is an unfunded, nonqualified plan, for which the benefits are to be paid out of our general assets and subject to forfeiture in the event of bankruptcy or liquidation. The plan is subject to the requirements of Section 409A of the Internal Revenue Code, and if a participant is considered a “specified employee” on his or her separation date, Section 409A requires the delay of payments for six months after such date.

The following table shows contributions and earnings during fiscal 2019 and the account balances as of December 31, 2019 (the last business day of 2019), for our named executive officers under the deferred compensation plan.

Non-Qualified Deferred Compensation Table
			Aggregate	Aggregate	Aggregate
	Executive	Company	Earnings/	Withdrawals/	Balance at
	Contributions	Contributions	(Loss)	Distributions	Year-End
Name	($)(1)	($)	($)	($)	($)
Gregory A. Trojan	1,315,788	—	197,796	—	3,323,139
Gregory S. Levin	117,113	—	76,812	(27,872)	532,384
Gregory S. Lynds	—	—	—	—	—
Kevin E. Mayer	60,448	—	29,146	—	189,362
Lon F. Ledwith	156,344	—	138,963	—	839,777

(1)	These amounts represent the executive’s contributions during fiscal 2019, and are included in the “Salary” column in the Summary Compensation Table for fiscal 2019.

Pay Ratio Disclosure

Under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, the Company is required to provide the ratio of the annual total compensation of Mr. Trojan, who served as our Chief Executive Officer for all of fiscal 2019, to the annual total compensation of our median employee. This pay ratio is a reasonable estimate calculated in accordance with applicable SEC rules based on our payroll and employment records and the methodology described below.

The overwhelming majority of our employee population consists of hourly part-time restaurant employees. To identify the median employee, we used 2017 gross wages for full-time and part-time individuals who were employed by us on December 31, 2017, other than Mr. Trojan. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation. We did, however, annualize the compensation for employees who were not employed by us for all of fiscal 2017 by taking an employee’s compensation for the number of days they were employed and annualizing such amount for the full year. Our median employee for 2017 was identified as a line cook. As permitted by pay ratio disclosure regulations, another employee, with substantially similar compensation as the median employee identified in 2017, was referenced as our median employee for 2019.

Our median employee worked an average of 36 hours per week in 2019. We calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table for fiscal 2019.

Based on the foregoing, our estimated ratio of Mr. Trojan’s annual total compensation to our median employee’s annual total compensation for fiscal 2019 is as follows:

Median employee annual total compensation	$25,492
Mr. Trojan annual total compensation	$2,397,146
Ratio	94:1

As noted in our 2019 Proxy Statement and as also reflected in the “Summary Compensation Table” above, Mr. Trojan’s 2018 compensation included an annual cash bonus under the 2018 PIP. Consequently, Mr. Trojan’s annual total compensation for 2019 is lower than it was for 2018, and thus the pay ratio for 2019 is lower than reported for 2018 (177:1). The methodologies used by public companies to determine an estimate of their pay ratio will vary and, because of the large number of hourly part-time personnel employed by restaurant companies, the pay ratios in the restaurant industry will generally be higher than is the case with other industries that do not rely on part-time or hourly employees. As a result, the estimated ratio reported above should not be used as a basis for comparison between companies.

COMPENSATION DISCUSSION AND ANALYSIS

The purpose of this Compensation Discussion and Analysis is to provide key information and details on how we pay our executive officers. In this discussion, we will focus on the executive compensation programs for our Chief Executive Officer and the other named executive officers included in the “Summary Compensation Table” above. As a group, these executive officers are referred to as our “named executive officers.”  Our named executive officers for fiscal 2019 were:

Name	Position
Gregory A. Trojan	Director, Chief Executive Officer
Gregory S. Levin	President, Chief Financial Officer and Secretary
Gregory S. Lynds	Executive Vice President and Chief Development Officer
Kevin E. Mayer	Executive Vice President and Chief Marketing Officer
Lon F. Ledwith	Executive Vice President, Operations

Overview of Compensation Philosophy and Program

The Compensation Committee’s philosophy is that executive compensation should be closely aligned with our performance on both a short and a long-term basis to ensure that the interests of executive officers continue to be properly aligned with long-term shareholder interests. In addition, compensation should be designed to assist us in attracting and retaining management personnel who are critical to our long-term success. To that end, the Compensation Committee’s philosophy is that executive compensation should be comprised of three principal components:

•	annual base salary;

•

performance-based annual cash incentive payments, which are dependent on our annual consolidated financial performance and, for officer-level executives other than the Chief Executive Officer, specific individual performance goals; and

•

long-term incentive compensation in the form of stock options, RSUs, PSUs or other equity-based awards that are designed to align executive officers’ interests with those of shareholders by rewarding outstanding performance.

The Compensation Committee considers a variety of factors when making compensation decisions and establishing the total compensation that it targets and pays for executive officers each year. Among these factors are:

•	overall corporate performance;

•	individual performance and contribution of the executive to the overall corporate performance, primarily based on the input of the Chief Executive Officer;

•	equity-based compensation awarded in prior years;

•	appropriate blend of short-term and long-term cash and equity compensation;

•

competitive factors in the market including total compensation paid to our executives compared to amounts paid to executives in similar positions at similarly-sized companies, and relative to peers within the company, both for the prior year and over a multi-year period;

•	broad trends in executive compensation within the restaurant industry;

•	recommendations of third party compensation consultants retained by the Compensation Committee; and

•	the recommendations of our Chief Executive Officer (for named executive officers other than himself).

Role of the Compensation Committee

The Compensation Committee of the Board has the responsibility for establishing, implementing and continually monitoring adherence to our compensation philosophy. The goal of the Compensation Committee is to ensure that the total compensation paid to our executive officers is fair, reasonable, competitive, and properly structured to align management’s interests with those of our shareholders. The Compensation Committee reviews the performance of our officers and other key employees and reports to the Board of Directors. In such capacity, the Compensation Committee administers our executive compensation plans, reviews our general compensation and benefit programs and policies, and monitors the performance and compensation of executive officers and other key employees. The Compensation Committee also makes recommendations regarding annual cash incentives under our Performance Incentive Plan and equity awards to executive officers and other employees pursuant to our equity compensation plans, including our Equity Incentive Plan, as amended.

The Compensation Committee’s charter establishes the various responsibilities of the Compensation Committee including those described above. The Compensation Committee periodically reviews and revises the charter. In addition, the Compensation Committee has the authority to retain and terminate independent, third party compensation consultants, to obtain advice and assistance from internal and external legal, accounting and other advisors, and to review study findings independent of management. The Chairperson of the Compensation Committee reports the Compensation Committee’s actions and recommendations to the Board of Directors following each Compensation Committee meeting.

Four independent directors, Peter A. Bassi, Noah A. Elbogen, Lea Anne S. Ottinger, and Patrick D. Walsh, currently serve on the Compensation Committee. Ms. Ottinger serves as the Chairperson of the Compensation Committee. The Board has determined that each current member of the Compensation Committee and each member who served in 2019 is an independent director under applicable NASDAQ rules, a non-employee director as defined in Rule 16b-3 under the Securities Exchange Act of 1934, and an outside director as defined under Section 162(m) of the Internal Revenue Code (“Code”).

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all final determinations regarding the compensation of all executive officers, including base salaries and cash-based and equity-based incentive compensation programs. The Compensation Committee and the Chief Executive Officer annually review the performance of all other executive officers. This annual review is based on the individual performance objectives established annually for each executive officer as well as the Chief Executive Officer’s evaluation of the overall leadership and effectiveness of each executive officer. All recommendations and conclusions made by the Chief Executive Officer based on his annual review, including proposed base salary adjustments, annual cash incentive awards under our Performance Incentive Plan and annual equity awards, are presented to the Compensation Committee which, in turn, exercises its independent discretion to approve, disapprove or modify any recommended compensation adjustments or awards. The Compensation Committee annually reviews the performance and compensation of the Chief Executive Officer.

Consideration of Say-on-Pay Advisory Vote

We provide our shareholders with the opportunity to cast an annual non-binding advisory vote on executive compensation (commonly referred to as “say-on-pay”). At our Annual Meeting of Shareholders held in June 2019, 88% of the votes cast on the “say-on-pay” proposal at that meeting were voted in favor of the proposal. The Compensation Committee believes this advisory vote affirmed shareholder support of its approach to executive compensation and, therefore, did not fundamentally change its approach in fiscal 2019 or in establishing executive compensation for 2020. However, even with this high level of support, we continue to consider and, where appropriate, implement additional changes in our executive compensation plans in an effort to further enhance the effectiveness of such plans and the competitiveness of our pay relative to our peers, and to continue to align compensation with the interests of our shareholders. The Compensation Committee will continue to consider the outcome of our annual shareholder non-binding advisory “say-on-pay” votes when making future compensation decisions for named executive officers.

Compensation Practices and Risk

The Compensation Committee carefully reviewed our executive compensation policies and practices. The Compensation Committee determined that the executive compensation policies and practices do not encourage our executives to take, or reward our executives for taking, inappropriate or excessive risks or create risks that are reasonably likely to have a material adverse effect on us. We believe the following principles and practices of our executive compensation programs support our overall compensation philosophy and work to reduce the possibility of our executive officers, either individually or as a group, making excessively risky business decisions that could maximize short-term results at the expense of long-term value:

•

a significant portion of the annual cash incentive bonuses is based on broad operational business results rather than individual performance criteria or narrow financial metrics that may not correspond to overall Company results;

•

the ultimate economic value provided by our long-term incentive plan is based primarily on the performance of our stock and, with respect to a portion of the equity-based awards, on performance of the Company against established operational financial results over a three-year period;

•	our cash and long-term equity incentive programs are capped, which limits any disproportionate increases in payouts in order to minimize excessive risk taking by our executive officers;

•

recommendations for changes to our executive compensation programs are made only after a collaborative process involving our finance, tax, legal and human resources employees and advisors, as well as input from our Compensation Consultant, in order to ensure diversity of thought and overall consensus;

•

we maintain the competitiveness of our compensation by comparing our compensation plans with those of comparable peer companies and by annually monitoring and, with the assistance of third party compensation consultants, evaluating our plans against broader executive compensation trends and survey data;

•	executive officers are provided only limited perquisites and are not provided with tax gross-ups with respect to such perquisites;

•

we cannot, without shareholder approval, “reprice” stock options by reducing the exercise price of such stock option, exchanging such stock option for a new award with a lower exercise price, or exchanging such stock option for cash;

•	we do not provide “single trigger” change in control benefits, except with respect to equity awards which are not retained or replaced with substitute awards following a change in control;

•

we have stock ownership guidelines that require our Chief Executive Officer to own shares of our common stock (as determined under the guidelines) with a market value equal to three times base salary and other executive officers to own shares of our common stock with a market value equal to 1.5 times annual base salary;

•	equity grants are made on a consistent schedule and are not made in anticipation of significant developments that may impact the price of our common shares; and

•	none of our named executive officers are entitled to guaranteed annual bonuses.

Compensation Consultants

In accordance with the authority granted to the Compensation Committee under its charter, the Committee engaged Willis Towers Watson as our independent outside Compensation Consultants to advise the Compensation Committee regarding matters related to executive compensation benchmarking, design of certain aspects of the executive compensation program and trends and regulations pertaining to executive compensation.

Willis Towers Watson assisted the Compensation Committee in identifying relevant segments of the U.S. executive talent market and evaluating overall and specific executive officer compensation levels, mix of compensation components and competitive stock granting practices. However, the consultants did not make specific monetary recommendations with respect to individual executive officers.

All of the fees paid to Willis Towers Watson during fiscal 2019 were in connection with their work on executive and non-employee director compensation matters on behalf of the Compensation Committee. They were retained pursuant to an engagement letter and the Compensation Committee has determined that their services do not give rise to any conflict of interest and considers the firm to have sufficient independence from us and our executive officers to allow its consultants to offer objective advice.

Determining Executive Compensation

We have structured our annual and long-term incentive-based cash and non-cash executive compensation programs to motivate our executives to achieve our business goals and reward them for achieving these goals. The Compensation Committee reviews relevant market data when making compensation decisions regarding the executive officers. The Compensation Committee generally makes its annual executive compensation decisions at its meeting held in the fourth quarter of each year. Additionally, the Compensation Committee meets after our annual financial results have been audited by our independent auditor to finalize the most recently completed fiscal year’s annual incentive calculations for executives and other applicable employees.

In determining executive compensation, the Compensation Committee reviews base pay, annual cash incentive payments and equity awards for the current year and on a cumulative basis. The Compensation Committee also receives information regarding the performance of each executive based upon predetermined individual objectives and other attributes. Additionally, the Compensation Committee periodically obtains input from its advisors and compares executive compensation levels and practices for executives holding comparable positions at similarly sized companies to aid the Compensation Committee in setting compensation at competitive levels.

Generally, the Compensation Committee’s philosophy is to target base pay, target total cash compensation and target total direct compensation (base pay, annual cash incentive bonus and equity incentive awards) at approximately the 50th percentile of the relevant market. The Compensation Committee believes that targeting total direct compensation at approximately the 50th percentile enables us to remain competitive in attracting and retaining executive talent. However, the Compensation Committee does not use formulas or specifically set the compensation for our executives based solely on this industry data or based on a specific percentile of this industry data. Instead, the Compensation Committee uses this information and the executive’s level of responsibility and experience, as well as the executive’s success in achieving business objectives and overall leadership qualities, in determining the executive’s compensation. The Compensation Committee believes that this approach allows it to take into consideration the executive’s overall contribution to our growth and profitability in determining executive compensation rather than relying solely on specific peer group targets.

The Compensation Committee engaged Willis Towers Watson, which has significant expertise in compensation analysis and evaluation, to help evaluate the competitiveness of executive compensation levels in connection with establishing our 2019 executive compensation. For purposes of benchmarking annual cash- and stock-based compensation levels, market compensation information reflected our Company’s markets for executive talent, in order of relevance as follows:

•	Chain restaurant industry: primary market data source was the Aon Hewitt 2018 Chain Restaurant Total Rewards Association (CRTRA) Compensation Survey;

•	Retail industry: market data source was the Willis Towers Watson 2018 Compensation Data Bank (CDB) Retail/Wholesale Executive Compensation Survey Report – U.S.; and

•	General industry: market data source was the Willis Towers Watson 2018 CDB General Industry Executive Compensation Survey Report – U.S.

As a secondary source of market data for certain Named Executive Officer positions, publicly-disclosed compensation information of the following then-publicly held chain restaurant industry peer companies was referenced:

Brinker International, Inc. Fiesta Restaurant Group, Inc.

The Cheesecake Factory IncorporatedThe Habit Restaurant, Inc.

Dave & Buster’s Entertainment, Inc.Jack in the Box, Inc.

Del Frisco’s Restaurant Group, Inc. Papa John’s International, Inc.

Del Taco Restaurants, Inc.Red Robin Gourmet Burgers, Inc.

Dine Brands Global, Inc.Ruth’s Hospitality Group

Domino’s Pizza, Inc.Texas Roadhouse, Inc.

El Pollo Loco Holdings, Inc.

The Compensation Committee believes that the above peer group of comparable companies represented an appropriate cross-section of companies for fiscal 2019 with which we compete for talent or which are similar to us in size, market capitalization, growth rate and industry. Since our management team and the institutional investment community generally assess our performance by reference to other companies in our industry, the Compensation Committee believes that setting compensation by reference to that group allows for proper consideration for management retention, as well as meaningful comparisons of our actual performance against our peers and, therefore, enables the Compensation Committee to appropriately structure compensation programs for our executive officers in a manner that recognizes and rewards excellent operating performance as well as the creation of shareholder value. A significant percentage of total compensation is allocated to incentive compensation as a result of the philosophy discussed above. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. The Compensation Committee gathers and reviews data from its independent Compensation Consultants as well as relevant information from industry sources, SEC filings and other publicly-available sources to determine the appropriate level and mix of incentive compensation. Income from such incentive compensation is realized as a result of our performance or the individual’s performance, depending on the type of award, compared to established goals.

Based on the compensation study prepared by Willis Towers Watson in the fourth quarter of 2018, the Compensation Committee approved 2019 target annual cash compensation (base salary and target annual incentive compensation) and target total direct compensation (target annual cash compensation and long-term incentive compensation) for the Named Executive Officers to be at or around the 50th percentile range of the market.

Elements of Executive Compensation

Base Salary. Base salaries for executive officers are generally reviewed on an annual basis and at the time of promotion or other change in responsibilities. Increases in base salary are determined using both objective and subjective factors, such as the level of responsibility, individual performance, level of pay, both of the executive and other similarly situated executives, and the other similar companies’ base salary levels. In order to assure that our base salaries remained in line with comparable industry and market base salaries and based on input from our Compensation Consultants, we granted base salary increases, averaging 4.8%, to our named executive officers other than our CEO (who did not receive a base salary increase) for 2019.

Annual Cash Incentive. Each executive officer participates in our annual PIP. In 2011 and again in 2016, our shareholders voted to approve the material terms of the PIP. Under the PIP, the annual incentive opportunity is generally determined based on a percentage of each officer’s base salary. The Compensation Committee approves and recommends to the Board of Directors the objective performance measure or measures, bonus target percentages and all other terms and conditions of awards for each performance period (generally each fiscal year) under the PIP. For fiscal 2019, the principal objective performance measure used by the Compensation Committee for the purposes of the PIP was our Consolidated Income from Operations for the fiscal year, as reflected on our Consolidated Statements of Income. The Compensation Committee believes that this metric encourages focus on the profitability of our Company’s operations, as a key driver of shareholder value creation, and is also largely within management’s ability to influence and control.

Under the fiscal 2019 PIP, 70% of the executives’ incentive opportunity (other than for the Chief Executive Officer) was based on the degree of achievement of our Consolidated Income from Operations target. The remaining 30% of the incentive opportunity was based on each executive’s achievement of certain agreed-upon individual performance objectives, except for Mr. Trojan, whose entire fiscal 2019 incentive bonus opportunity was based on our Consolidated Income from Operations amount, because he is deemed responsible and accountable for our overall financial performance. For example, if the executive’s base salary was $350,000 and his/her total incentive opportunity was 60% of base salary (or $210,000), then 70% of the $210,000 total incentive opportunity (or $147,000) would be driven by the degree of achievement of the Consolidated Income from Operations target, and 30% of the $210,000 total incentive opportunity (or $63,000) would be driven by the degree of achievement of individual performance objectives. The specific incentives awarded for the individual performance objectives established for each executive officer take into account the degree that each officer completed his or her agreed-upon key initiatives for the year, as well as each officer’s overall leadership and effectiveness in doing so.

For the 70% of our fiscal 2019 PIP that was tied to Consolidated Income from Operations, the PIP provided for a sliding scale of the targeted Consolidated Income from Operations necessary to achieve some portion of the annual incentive opportunity:

•	the 2019 PIP required a minimum threshold level of 80% of Consolidated Income from Operations for a payout of 60%, and

•

the 2019 PIP provided for a maximum targeted Consolidated Income from Operations percentage at 120% for a payout of 200%, to discourage any actions or decisions that might benefit short-term performance to the detriment of our longer-term competitiveness.

For the remaining 30% of our Fiscal 2019 PIP incentive opportunity to be earned, the Company must meet the minimum threshold level of 80% of Consolidated Income from Operations.

Fiscal 2019 Consolidated Income From Operations Target vs. Actual Achievement/Payout

(Dollars in thousands)

	Threshold	Target	Maximum	Actual
Consolidated Income from Operations (1)	$66,615	$83,269	$99,923	$58,256
Percentage Achieved	80%	100%	120%	70%
Payout Percentage Per Plan Formula	60%	100%	200%	0%(2)

(1)Adjusted for bonuses and non-recurring expenses.

(2)Based on the percentage of Consolidated Income from Operations achieved, no payout was required. However, see “Fiscal 2019 Annual Incentive Bonus Plan: Actual Payout vs. Target Bonus” below.

We believe individual goals for certain executives are appropriate primarily to drive performance against key corporate initiatives. These corporate initiatives are determined annually in conjunction with our business plan and are presented to the Compensation Committee and Board of Directors at our annual strategic planning meeting. For fiscal 2019, we had five categories of key objectives in which individual performance goals were established. These five key initiatives were as follows:

•	People First;
•	Building Sales and Awareness;
•	Food & Beer Quality and Differentiation;
•	Improving our Margins and Operating Cost Structure; and
•	Improving our Development Strategy and Return on New Restaurant Investment.

In February 2020, the Compensation Committee, with input from the Chief Executive Officer, reviewed the Company’s performance in relation to the Consolidated Income from Operations goals and the individual performance in relation to the 2019 individual performance goals of the respective executive officers. In 2019, our Consolidated Income from Operations, as adjusted for bonuses and non-recurring expenses that were deemed excludable under the PIP, was approximately $58.3 million or approximately 70% of the $83.3 million target. While such results would normally not result in any incentive award payout under the 2019 PIP, in light of what was a very competitive labor market at the time and in recognition of the consistent effort and diligence of the management team in improving offerings and guest traffic and the executive’s achievement of certain agreed-upon individual performance objectives, the Committee and the Company’s Board approved a special payout of 20% of the target bonus for PIP participants other than the Chief Executive Officer. The table below shows the fiscal 2019 target annual incentive bonus for each Named Executive Officer under the PIP as compared to the actual fiscal 2019 bonus payout.

Fiscal 2019 Annual Incentive Bonus Plan: Actual Payout vs. Target Bonus

Name	Target Bonus (as a % of Base Pay)	Actual Bonus (as a % of Base Pay)	Actual Bonus (as a % of Target Bonus)
Gregory A. Trojan	100%	—%	—%
Gregory S. Levin	60%	12%	20%
Gregory S. Lynds	60%	12%	20%
Kevin E. Mayer	60%	12%	20%
Lon F. Ledwith	60%	12%	20%

Long-Term Equity Compensation: Stock Options, RSUs and PSUs. We design our long-term incentive compensation to drive long-term performance, to align the interests of our executives with those of our shareholders, and to retain executives through long-term vesting and wealth accumulation. In fiscal 2019, long-term incentive compensation took the form of awards of stock options, RSUs and PSUs. Award amounts for executive officers were based on external market and internal pay and performance considerations and based on a targeted economic value as determined by the Compensation Committee.

In the past, the Compensation Committee has varied the portion of long-term equity compensation awards made in the form of stock options, RSUs and PSUs. As such, the current allocation may change in the future or may change for specific circumstances involving a given executive. In 2019, long-term equity awards were generally allocated one-third to each of stock options, RSUs, and PSUs.

The amount of annual equity awards granted to executive officers is based on a target economic value, which is generally set at the 50th percentile of market data for comparable positions (where such information is available). However, as discussed above, in specific cases we set the target economic value of the equity award higher or lower than the median where appropriate, based on factors such as our prior year performance, individual executive performance and retention considerations.

Additionally, all of our restaurant general managers, executive kitchen managers, directors of kitchen operations, directors of operations, area vice presidents and certain brewing operations positions and selected high-performing Restaurant Support Center team members are eligible to receive equity awards in accordance with our Equity Incentive Plan. The grant of equity awards to our restaurant and brewing field operations teams is designed to increase employee retention and to promote long-term wealth building based on ownership of our equity.

Stock Options. Stock options provide executives with the opportunity to purchase shares of our Company’s Common Stock at a price that is equal to our Company’s stock price on the date of grant. Accordingly, stock options are shareholder-aligned and performance-based, because executives realize increasing value only as the Company’s stock price increases, and executives realize zero value if our Company’s stock price does not increase above the grant-date stock price. In determining the size of annual stock option grants to executive officers, the Compensation Committee bases its determinations on such considerations as the value of total direct compensation for comparable positions in the market data; company and individual performance against the strategic plan for the prior fiscal year; the number and value of stock options previously granted to the executive officer; the allocation of overall share awards attributed to executive officers, and the relative proportion of long-term incentives within the total compensation mix.

All stock options granted by us during fiscal 2019 were granted as non-qualified stock options with an exercise price equal to the most recent closing price of our Common Stock as of the date of grant. Accordingly, stock options will have value only if the market price of our Common Stock increases after that date. Stock options granted to our executive officers in 2019 vest in three equal annual installments. Because employees will only realize value from their options if our stock price increases over the exercise price, the vesting schedule is designed to provide our employees with an incentive to work toward increasing the long-term value of our Common Stock.

RSUs. RSUs differ from stock options in that the primary purpose of RSUs is to provide a component of equity-based compensation that has a measurable value to recipients immediately upon their vesting, which we believe helps with overall retention. Such awards, when vested, are generally paid in shares and thereby have little or no out-of-pocket cost to the recipients, other than related income tax obligations which can be significant based on the number of vesting RSUs and the fair market value of our share price at the time of vesting. RSUs granted to our executive officers for 2019 vest in three equal annual installments.

The Compensation Committee believes that RSU awards may also be effective in attracting, motivating and retaining high-quality management talent for all levels of our organization. All of our restaurant general managers, executive kitchen managers, directors of kitchen operations and directors of operations are eligible for the Gold Standard Stock Ownership Program under our Equity Incentive Plan, and equity awards under this program have been in the form of RSUs. This program is a long-term wealth building program that is dependent on the participant’s extended service with us in their respective positions and their achievement of certain agreed-upon performance objectives during that service period. The service period has generally been between three and five years. We also believe our grants of RSUs will assist certain key employees with their retirement planning through the potential wealth accumulation benefits of these grants.

PSUs. As with RSUs, PSUs are a component of equity-based compensation that has a measurable value to recipients immediately upon their vesting. Also like RSUs, PSUs are shareholder-aligned because their underlying value is tied to the price of our Company’s Common Stock. However, PSUs differ from RSUs in that (i) predetermined performance goals must be achieved in order for the awards to vest and (ii) the number of PSUs that vest may be higher than, lower than or equal to the target number of PSUs, based on whether performance is above, below or at those predetermined goals. Such awards, when vested, are generally paid in shares and thereby have little or no out-of-pocket cost to the recipients, other than related income tax obligations which can be significant based on the number of vesting PSUs and the fair market value of our share price at the time of vesting. PSUs granted to our executive officers for 2019 cliff vest after three years if the Company has met specific performance threshold goals. If such threshold goals are not achieved, zero PSUs are settled.

The Company has awarded PSUs every year since 2014, except in 2015.

In February 2019, the Compensation Committee reviewed the performance of the Company relative to the performance targets established for PSUs granted in 2017. As indicated in the table below, for the three year period ended with fiscal 2019, the Company achieved 0.0% of the Return on Invested Capital target and 150.0% of the Comparable Sales target, resulting in vesting of the PSUs at a 75.0% rate.

2017 PSU Grant Matrix – Return on Invested Capital
3 Year Average Return on Invested Capital	< 9.5%	9.5%	10.5%	11.5%	12.0%	> 12.5%
% of Target PSUs that Vest	0%	50%	75%	100%	125%	150%

2017 PSU Grant Return on Invested Capital Results
2017	2018	2019	3 Yr. Average
Return on Invested Capital (1)	7.5%	10.1%	8.6%	8.7%
Achievement	0.0%

2017 PSU Grant Same Restaurant Comparable Sales Growth Over Black Box Index (2)
3 Year Average Comparable Sales Growth Over Black Box	< 0.0%	0.0%	0.5%	1.0%	1.5%	> 2.0%
% of Target PSUs that Vest	0%	50%	75%	100%	125%	150%

2017 Same Restaurant Comparable Sales Results
2017	2018	2019	3 Yr. Average
BJ’s Restaurants, Inc. (3)	-0.6%	5.1%	1.1%	1.9%
Black Box	-1.8%	1.1%	-0.1%	-0.3%
Difference	1.1%	4.1%	1.3%	2.2%
Achievement	150.0%

Total Achievement	75.0%
(1)

Return on Invested Capital was adjusted in fiscal year 2017, 2018 and 2019 to reflect the adoption of Accounting Standards Update (“ASU”) 2016-10, an amendment to ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), which provided a comprehensive new revenue recognition model. Return on Invested Capital was also adjusted in fiscal 2017 to exclude the write-off of the remaining net book value of certain convection ovens and point of sale terminals, as a result of our new slow roasting oven and server handheld tablet rollouts, natural disaster and related expense resulting from Hurricanes Harvey/Irma, as well as severance related expenses incurred to reorganize the Company’s Restaurant Support Center.

(2)

The original PSU metric provided for use of the Knapp Index; however, due to companies leaving that survey and the restaurant industry’s increasing use of the Black Box Index as an industry comparable sale metric, in 2018 the Compensation Committee approved the retroactive use of the Black Box Index.

(3)	Comparable restaurant sales are based on calendar years versus BJ’s Restaurants, Inc.’s fiscal calendar.

In 2019, we modified the performance metrics for PSUs to exclude Return on Invested Capital. The Compensation Committee believes that Return on Invested Capital is less valuable as a performance metric due to the fact that longer term capital investments, may fluctuate year to year based on factors that do not accurately correlate with the Company’s overall performance or increases in shareholder value during the measurement period. As set forth in the below table, we did not change the performance criteria associated with Same Restaurant Comparable Sales Growth. However, in light of the restaurant industry’s increasing use of the Black Box Index as an industry comparable sale metric (as opposed to the Knapp Index), our same restaurant comparable sales will be measured against the Black Box Index with respect to 2019 PSU grants.

2019 PSU Matrix – Same Restaurant Comparable Sales Growth Over Black Box Index

3 Year Average Comparable Sales Over Black Box Index	< 0.0%	0.0%	0.5%	1.0%	1.5%	> 2.0%
% of Target Shares that Vest	0%	50%	75%	100%	125%	150%

Limited Executive Benefits and Perquisites. In addition to their eligibility to participate in our Company’s customary employee benefit plans; our executive officers are entitled to receive automobile allowances as their sole executive perquisite. Except for certain additional benefits provided to Mr. Trojan in connection with the amended and restated employment agreement (as discussed under “Compensation of Chief Executive Officer” below), our executive officers receive no other form of executive benefit or perquisite.

Equity Grant Timing Practices

The Compensation Committee and the Board have adopted guidelines for equity grant timing practices. The guidelines approved by the Board are as follows:

Regular Annual Equity Grant Dates. Annual equity grants are presented and approved at the meeting of the Compensation Committee held in late November or early December of each year, before fiscal year-end earnings are released. The regular annual equity grant date for executive officers and Restaurant Support Center team members is the 15th of January and, for stock options, the exercise price is the most recent closing price of our Common Stock as of the date of grant. Exceptions to the annual grant date may be made in certain circumstances for administrative convenience.

For annual grants of RSUs, the Compensation Committee approves a specific dollar amount to be granted to each recipient and the number of shares has thereafter been determined by dividing the dollar amount approved by the Compensation Committee by the most recent closing market price of our Common Stock as of the date of grant.

New Hire Grant Dates. All equity award grants to certain newly-hired employees are approved by the Compensation Committee following the new employee’s first day of employment. Newly-hired employees will receive a grant that is one-half RSUs and one-half stock options, unless they make an election at least two weeks prior to the grant date to receive all RSUs. These grants occur on the 15th calendar day of the first month of the subsequent quarter following approval. For stock options, the exercise price is the closing price of our Common Stock on the date of grant. The number of RSUs granted to our new employees is determined by dividing the approved dollar amount by the closing market price of our Common Stock on the date of grant. While our RSU and stock option grants to new employees have traditionally vested ratably over five years, beginning in 2019 our RSU and stock option grants will vest ratably over three years. We believe that such change is consistent with industry practice.

Participants in Our Gold Standard Stock Ownership Program (“GSSOP”). All of our restaurant general managers, executive kitchen managers, directors of kitchen operations, directors of operations, managing directors and executive kitchen market managers are eligible to participate in the Gold Standard Stock Ownership Program under our Equity Incentive Plan, as amended. The grant date for new GSSOP participants is generally the 15th day of the first month of the subsequent quarter following approval of their acceptance into the program for ease of administration. The amount of the GSSOP awards granted to a participant in the GSSOP is determined by their position and calculated as the dollar amount of their grant, as determined in the GSSOP document, divided by the most recent closing market price of our Common Stock as of the date of grant. All RSUs under the GSSOP “cliff vest” after five years from the date of grant. Additionally, participants who have completed the first five years of service under the original Gold Standard Stock Ownership Program may be eligible to participate in future GSSOP programs (“Supplemental GSSOP”) depending on their current position. Each participant eligible for the Supplemental GSSOP receives the fair market value of the award in RSUs. Prior to the second quarter of fiscal 2018, participants had the ability to choose the fair market value of their award entirely in RSUs or allocated one-half to RSUs and one-half to stock options. All awards under the Supplemental GSSOP vest 33% on the third anniversary from the date of grant and 67% after five years from the date of grant. New participants in the Supplemental GSSOP receive their grants on the 15th day of each new quarter subsequent to their acceptance into the program.

All Other Grants. Our general practice is to issue equity grants annually or upon new employment as described above. In those instances when equity awards occur during the year due to employee promotions or other factors, the equity awards are approved in advance by the Compensation Committee and a future grant date is selected by the Compensation Committee. The exercise price for such awards is always based on the most recent closing price of our Common Stock as of the date of grant.

Compensation of Chief Executive Officer

On August 8, 2017, we entered into an amended and restated employment agreement with Gregory A. Trojan pursuant to which he was retained as our Chief Executive Officer. The terms of Mr. Trojan’s employment agreement were approved by the Compensation Committee as well as the entire Board after a period of negotiation with Mr. Trojan and his advisors. The Compensation Committee evaluated compensation packages for chief executive officers at comparable restaurant companies and believes the employment agreement reflects appropriate and competitive compensation for services of an executive of Mr. Trojan’s experience and skill set. The terms and conditions of Mr. Trojan’s compensation under the employment agreement are presented below:

Term. Effective as of August 8, 2017, and terminating December 31, 2020 (unless earlier terminated in accordance with the terms of the employment agreement). Automatic renewals for additional one year terms unless either party gives notice of its intention not to extend at least six months prior to the scheduled termination date.

Base Salary. No less than $850,000 subject to increase at the discretion of the Compensation Committee. The Compensation Committee did not elect to increase Mr. Trojan’s base salary for 2018 or 2019.

Bonus Opportunity. Annual bonus opportunity targeted at no less than 80% of Mr. Trojan’s base salary. Mr. Trojan’s target bonus opportunity was established under the terms of our 2019 PIP and was set at 100% of his base salary. In light of the Company’s performance in 2019, Mr. Trojan did not receive a bonus.

Life Insurance. In lieu of any severance payments upon his death, we agreed to provide or reimburse Mr. Trojan for the after-tax cost of $2,000,000 of life insurance (inclusive of the $750,000 currently provided under our group life insurance plan), with a maximum annual payment of $15,000.

Additional Benefits. Certain fringe benefits including up to $3,000 per year for unreimbursed out-of-pocket costs associated with an annual physical examination, the use of a company automobile or automobile allowance of up to $1,800 per month, and the right to participate in family group health insurance and in the other benefit plans made available to our executive officers.

Equity Grants. Mr. Trojan receives annual equity awards at the discretion of the Compensation Committee. If Mr. Trojan is terminated without cause, resigns for good reason, dies or suffers a disability during the term of the employment agreement, Mr. Trojan or his estate will have 12 months following termination to exercise any stock option awards. For 2019, based on the recommendation of our Compensation Consultant and consistent with industry practices, Mr. Trojan received a long-term equity grant valued at $1,500,000 comprised of one-third to each of stock options, RSUs and PSUs. The vesting conditions and performance criteria for PSUs are the same as those that apply to other executive officers as described above.

Termination; Severance. We may terminate Mr. Trojan’s employment at any time. If Mr. Trojan is terminated for any reason (other than for good reason) or if Mr. Trojan dies or becomes disabled, he (or his estate) will be entitled to receive the following (the “Base Termination Payments”): (i) any accrued but unpaid base salary and accrued vacation pay, (ii) unpaid reimbursements for expenses incurred prior to termination, (iii) accrued but unpaid car allowance, and (iv) any benefits required to be paid or provided under applicable law, our plans, contracts or arrangements.

In the event of termination without cause or by Mr. Trojan for good reason, in addition to the Base Termination Payments, Mr. Trojan shall be entitled to receive the following: (i) any earned but unpaid bonus and performance-based equity for the fiscal year ending immediately before the year of termination of employment, (ii) cash payments equal to 150% of his then current base salary (payable over 18 months), (iii) a lump sum cash payment equal to the lesser of his prior year cash bonus or 100% of the target cash bonus for the fiscal year of termination (prorated in either case based on the number of days elapsed in the year of termination); provided, however, if the termination occurs in fiscal 2018, the lump sum payment shall be no less than 50% of the target cash bonus for fiscal 2018 (prorated based on the number of days elapsed), (iv) immediate vesting of unvested equity awards to the extent they would have become vested in the 90 days after termination, and (v) continuation of health insurance coverage for the lesser of 18 months, the maximum COBRA period, or until he is covered under another group health insurance plan.

Severance in Connection with Change of Control. If Mr. Trojan is terminated without cause (for reasons other than death or disability) or resigns for good reason during the 90 days prior to, or the 12 months following, a Change of Control (as such term is defined in the Equity Incentive Plan), he will be entitled to receive the following: (i) any earned but unpaid bonus and performance-based equity for the fiscal year ending immediately before the year of termination of employment, (ii) a lump sum cash payment equal to 200% of his then current base salary, (iii) a lump sum cash payment equal to the lesser of his prior fiscal year cash bonus or 100% of the target cash bonus for the fiscal year of termination, (iv) to the extent vesting is not automatically accelerated, immediate 100% vesting of any equity, including vesting of any performance-based equity as if 100% of the target performance goals for the fiscal year of termination of employment had been achieved, and (v) continuation of health insurance coverage for the lesser of 18 months, the maximum COBRA period, or until he is covered under another group health insurance plan.

Review of All Components of Executive Compensation

The Compensation Committee and the Board of Directors have reviewed information about all components of the compensation provided to our executive officers, including base salary, annual bonus, equity compensation (including realized gains and accumulated unrealized values on stock options), perquisites and other personal benefits and the effect of retirement and change in control on stock option vesting. A summary of our compensation programs, practices and internal controls, and tables quantifying the estimated values of these components for each executive were presented to and reviewed by the Compensation Committee.

Clawback Policy

The Compensation Committee may require that a PIP participant repay to us certain previously paid compensation in accordance with the Clawback Policy. The PIP contains a “clawback” provision that applies in certain circumstances including fraud, theft, violations of laws, and intentional misconduct. Pursuant to the Clawback Policy, the Compensation Committee may (i) cause the cancellation of any actual award, (ii) require reimbursement of any actual award by a PIP participant and (iii) effect any other right of recoupment of equity or other compensation provided under the PIP or otherwise in accordance with our policies and/or applicable law (each, a “Clawback Policy”), in each case with respect to the Clawback Policy that was in effect as of the date of grant for a particular target award. In addition, to the extent required by applicable law or as otherwise determined by the Compensation Committee, equity awards under the Equity Incentive Plan, as amended, will include clawback provisions.

Tax and Accounting Implications

In designing our compensation programs, the Compensation Committee considers the effect of Section 162(m) together with other factors relevant to our business needs. We have historically taken, and intend to continue taking, appropriate actions, to the extent we believe desirable, to preserve to the greatest extent possible the deductibility of annual incentive and long-term performance awards.

Section 162(m) of the Code generally disallows a tax deduction to public corporations for compensation greater than $1 million paid for any fiscal year to certain executive officers. However, prior to the enactment of tax legislation in December 2017 (“Tax Act”), certain types of performance-based compensation were excluded from the $1 million deduction limit if specific requirements were met. Under the Tax Act, this special exclusion for performance-based compensation is not available with respect to taxable years beginning after December 31, 2017 unless the compensation is pursuant to a written binding contract which was in effect on November 2, 2017 and is not modified in any material respect on or after such date.

Pursuant to the Tax Act, for the taxable year beginning after December 31, 2017, Section 162(m) of the Code was expanded to cover additional executive officers including the chief financial officer so that the compensation of the chief executive officer and chief financial officer (at any time during the fiscal year), and the three other most highly compensated executive officers (as of the end of any fiscal year) will be subject to Section 162(m) of the Code. Any executive officer whose compensation is subject to Section 162(m) of the Code in taxable years beginning after December 31, 2016 will have compensation subject to Section 162(m) of the Code for all future years, including years after the executive terminates employment or dies.

The Compensation Committee has considered the impact of Section 162(m) when designing our executive compensation programs. We believe it is important to preserve flexibility in administering compensation programs as corporate objectives may not always be consistent with the requirements for full deductibility. The Compensation Committee may grant awards and provide for compensation that will not be deductible under Section 162(m) when it determines that such non-deductible arrangements are otherwise in the best interests of the Company and its shareholders. The Compensation Committee also expects to continue to provide performance-based compensation.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Form 10-K.

COMPENSATION COMMITTEE

Lea Anne S. Ottinger, Chairperson	Peter A. Bassi	Noah A. Elbogen	Patrick D. Walsh

DIRECTOR COMPENSATION

All directors who are elected to the Board and who are not employees of us or any of our subsidiaries receive compensation for their services. Directors who are also our employees do not receive any additional compensation for serving on the Board. Shares for equity awards to non-employee directors are issued from our Equity Incentive Plan, as amended, which was approved by our shareholders, pursuant to which we are authorized to grant shares of our Common Stock and share-based awards to directors. As discussed further under “Stock Ownership Guidelines” below, all non-employee directors are required to hold shares of our Common Stock with a value equal to $300,000. We reimburse directors for travel to board meetings and related expenses and for any costs incurred in connection with attending director continuing education programs.

The Compensation Committee periodically reviews director compensation in order to make sure that the compensation levels are appropriate and consistent with the director compensation programs at comparable companies. The Compensation Committee, after consultation with its Compensation Consultant, Willis Towers Watson, reviewed non-employee director compensation levels as compared to a peer group comprised of chain restaurant companies of similar size to our Company. Based on the results of this review and upon the recommendation of the Compensation Committee, the following compensation for non-employee directors, was approved effective January 2, 2019:

•	annual cash retainer of $60,000, payable in quarterly installments;

•

additional annual cash retainers to Board committee members paid in the amount of $9,000 for members of the Audit Committee, $7,500 for members of the Compensation Committee, and $5,000 for members of the Governance and Nominating Committee, payable in quarterly installments;

•

additional annual cash retainers of $15,000, $12,000 and $10,000, respectively, to the chairs of the Audit Committee, Compensation Committee, and Governance and Nominating Committee, payable in quarterly installments;

•	an additional annual cash retainer to our Lead Independent Director of $20,000, payable in quarterly installments;

•	an additional annual cash retainer to any non-employee Chairman of the Board of $50,000, payable in quarterly installments;

•

an annual equity award with grant-date fair market value of $100,000 consisting of restricted stock units (“RSUs”) (as opposed to half stock options and half RSUs previously), which vest one year from the date of grant (as opposed to three year vesting previously); and

•

upon joining the Board, new non-employee directors will receive a prorated portion of the annual equity award (rather than a full $100,000 equity award upon initial appointment to the Board). As a result, directors appointed during the first quarter of the calendar year will be entitled to the full $100,000 annual RSU award, and directors appointed in subsequent quarters will receive a pro rata portion of the annual grant based on the number of full quarters completed prior to joining the Board (e.g., directors appointed in the fourth calendar quarter will be entitled to only 25% ($25,000) of the annual equity award). This initial equity award is granted as of the 15th day of the month occurring following the date of the recipient’s election to the Board.

Delivery of equity compensation consisting of RSUs (rather than previous delivery of half stock options and half RSUs) with a one-year vesting period is consistent with equity compensation practices of comparable public companies and is intended to more effectively align non-employee directors’ interests with those of our shareholders. For both the initial and annual equity awards to non-employee directors, the underlying number of RSUs is determined based on the most recent closing market price of our Common Stock as of the date of grant. If a non-employee director dies or retires from the Board after at least six years of continuous service, any unvested stock options or other awards held by the non-employee director shall become fully vested as of the date of death or retirement. The equity awards for non-employee directors described above are in lieu of any automatic grants provided for in the Equity Incentive Plan, as amended.

The following table sets forth information concerning the compensation of our non-employee directors during fiscal 2019:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Total ($)
Peter A. Bassi (3)	106,500	100,000	—	206,500
Larry D. Bouts (4)	80,000	100,000	—	180,000
James A. Dal Pozzo (5)	60,000	100,000	—	160,000
Gerald W. Deitchle (6)	110,000	100,000	—	210,000
Noah A. Elbogen (7)	72,500	100,000	—	172,500
Lea Anne S. Ottinger (8)	72,000	100,000	—	172,000
Janet Sherlock (9)	69,000	100,000	—	169,000
Patrick D. Walsh (10)	76,500	100,000	—	176,500
(1)

Mr. Trojan is absent from this table because directors who are also our employees receive no additional compensation for serving on the Board of Directors. The compensation of Mr. Trojan, our Chief Executive Officer, is reflected in the Summary Compensation Table of this Amendment No. 1 to Form 10-K.

(2)

The amounts in this column do not reflect amounts paid to or realized by the named individual for fiscal 2019. Instead, these amounts reflect the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) Topic No. 718, Compensation-Stock Compensation. There is no guarantee that, if and when these awards are ultimately realized, they will have this or any other value. Pursuant to the SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to 2019 grants, refer to Note 1 of our Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

(3)	Aggregate number of option and stock awards outstanding held by Mr. Bassi on December 31, 2019 is 29,959.
(4)	Aggregate number of option and stock awards outstanding held by Mr. Bouts on December 31, 2019 is 26,991.
(5)	Aggregate number of option and stock awards outstanding held by Mr. Dal Pozzo on December 31, 2019 is 26,487.
(6)

Aggregate number of option and stock awards outstanding held by Mr. Deitchle on December 31, 2019, in connection with his current service as a non-employee director, is 11,575. Mr. Deitchle is party to a Consulting Agreement with us, the terms of which are described under “Certain Relationships and Related Party Transactions” in this Amendment No. 1 to Form 10-K.

(7)	Aggregate number of option and stock awards outstanding held by Mr. Elbogen on December 31, 2019 is 11,927.
(8)	Aggregate number of option and stock awards outstanding held by Ms. Ottinger on December 31, 2019 is 27,801.
(9)	Aggregate number of option and stock awards outstanding held by Ms. Sherlock on December 31, 2019 is 1,879.
(10)	Aggregate number of option and stock awards outstanding held by Mr. Walsh on December 31, 2019 is 17,190.

Stock Ownership Guidelines

We believe that our executives and non-employee directors should be required to acquire and maintain an appropriate level of equity ownership in order to align their interests with those of our shareholders. We encourage executive and director ownership of our stock by providing stock ownership opportunities through equity awards under our Equity Incentive Plan, as amended.

Director Stock Ownership Guidelines. All non-employee directors are required to hold shares of our Common Stock with a value equal to five times the annual base cash retainer payable to non-employee directors (but in no case less than $300,000). All non-employee directors are required to achieve these guidelines within three years of joining the Board. Shares that count towards satisfaction of these stock ownership guidelines include (i) stock purchased on the open market, (ii) stock obtained through stock option exercises, (iii) with respect to any vested but unexercised stock options that are “in the money,” the number of shares having a value equal to the difference between the aggregate value of the common stock subject to the options and the aggregate exercise price of such options, (iv) vested or unvested shares of restricted stock (other than unvested stock that is the subject of performance-based stock units (“PSUs”)), (v) stock owned outright by the director or his or her spouse or immediate family members residing in the same household, and (vi) stock beneficially owned in a trust for the benefit of the officer or his or her immediate family members, by spouse and/or minor children.

All of our directors who are subject to our director stock ownership guidelines are currently in compliance with such guidelines. Ms. Sherlock joined the Board in January 2019, and has additional time to comply with our ownership guidelines.

Employee Stock Ownership Guidelines. Our Stock Ownership Guidelines also establish requirements for senior officers (our chief executive officer, president, chief financial officer, executive vice presidents and any other officers designated from time to time by us) to maintain the following levels of stock ownership:

Officer	Amount of Stock Required
Chief Executive Officer	3 times base salary
President and Chief Financial Officer	1.5 times base salary
Executive Vice Presidents	1.5 times base salary

Officers who are subject to the guidelines have five years following the date that they became subject to the guidelines to comply with the applicable guideline ownership level. As the Stock Ownership Guidelines for officers were adopted effective January 1, 2015, each officer employed as of that date had until December 31, 2019 to comply. Shares that count towards satisfaction of these guidelines for officers are the same as those for directors described above.

Once a director or officer has satisfied the applicable guideline, as long as he or she continues to own the same or a greater number of shares as in effect on the original date of compliance, a subsequent decrease in the market price of our Common Stock shall not result in non-compliance. However, if there is a disposition of shares by an officer or director following initial compliance, then compliance will be re-measured following such disposition, using the closing price of our common stock on the trading day immediately preceding the disposition date.

Compliance with the Stock Ownership Guidelines is measured on January 16 of each year. However, in the event of any sale or other disposition of shares by a director or officer, compliance is re-measured as of the date of such disposition. All of our directors and officers who are subject to the Stock Ownership Guidelines are currently in compliance.

Consequences of Non-Compliance with Stock Ownership Guidelines. If the applicable director or officer has not satisfied his or her applicable ownership guideline level by the applicable deadline, the director or officer is required to retain an amount equal to 100% of the net shares received as a result of the exercise, vesting or payment of any equity awards granted until in compliance. For these purposes “net shares” means the shares remaining after sale or withholding of shares to pay the applicable exercise price, if any, and to satisfy any tax obligations arising from such exercise or vesting.

Compensation Committee Interlocks and Insider Participation

During all of fiscal 2019, Ms. Ottinger, Mr. Bassi, Mr. Elbogen and Mr. Walsh served on the Compensation Committee. No member of the Compensation Committee who served during fiscal 2019 or who is currently serving has ever been an officer or employee of ours, a former officer of ours or any of our subsidiaries, or has ever had a relationship requiring disclosure by us under Item 404 of Regulation S-K. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or the Compensation Committee during fiscal 2019.

Certain of the members of our Board of Directors or their affiliates have entered into transactions or arrangements with us during the past fiscal year which transactions and arrangements are described in “Certain Relationships and Related Transactions” in Item 13 of Part III of this 10-K/A below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of the Record Date by: (a) each of our directors, (b) each executive officer identified in the Summary Compensation Table, (c) all of our executive officers and directors as a group, and (d) each person known by us to be the beneficial owner of 5% or more of the issued and outstanding shares of our Common Stock. Ownership of less than 1% is indicated by an asterisk.

Shares Beneficially Owned (1)
Name and Address (2)	Number of Shares (3)	Percentage of Class (3)
BlackRock, Inc. 55 East 52nd Street New York, NY 10022	3,338,199(4)	17.8%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19335	1,935,249(5)	10.3%
Neuberger Berman Group LLC 1290 Avenue of the Americas New York, NY 10104	1,158,413(6)	6.2%
Dimensional Fund Advisors L.P. Building One 6300 Bee Cave Road Austin, TX 78746	1,071,338(7)	5.7%
Gerald W. Deitchle	35,661(8)	*
Peter A. Bassi	84,964(9)	*
Larry D. Bouts	48,325(10)	*
James A. Dal Pozzo	34,494(11)	*
Noah A. Elbogen	63,079(12)	*
Lea Anne S. Ottinger	45,748(13)	*
Janet M. Sherlock	1,879(14)	*
Patrick D. Walsh	29,121(15)	*
Gregory A. Trojan	150,369(16)	*
Gregory S. Levin	100,881(17)	*
Gregory S. Lynds	68,935(18)	*
Kevin E. Mayer	18,550 (19)	*
Lon F. Ledwith	29,397 (20)	*
All current directors and executive officers as a group (15 persons)	741,503(21)	3.9%

  *Less than 1%

(1)

The persons named in the table, to our knowledge, have sole voting and sole investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.

(2)	The address of our officers and directors is at our principal executive offices at 7755 Center Avenue, Suite 300, Huntington Beach, California 92647.

(3)

Percent of class is based on the number of shares issued and outstanding (18,749,669) on the April 20, 2020. In addition, shares of Common Stock which a person had the right to acquire within 60 days of April 20, 2020 are deemed outstanding in calculating the percentage ownership of the person, but not deemed outstanding as to any other person. This does not include shares issuable upon exercise of any options issued by us which are not exercisable within 60 days from this date.

(4)	Based solely on a Schedule 13G filed on February 4, 2020, it is our belief that BlackRock, Inc. owned the number of shares indicated as of December 31, 2019.

(5)	Based solely on a Schedule 13G filed on February 12, 2020, it is our belief that The Vanguard Group owned the number of shares indicated as of December 31, 2019.

(6)	Based solely on a Schedule 13G filed on February 13, 2020, it is our belief that Neuberger Berman Group LLC owned the number of shares indicated as of December 31, 2019.

(7)	Based solely on a Schedule 13G filed on February 12, 2020, it is our belief that Dimensional Fund Advisors LP owned the number of shares indicated as of December 31, 2019.

(8)

Consists of 5,862 shares of Common Stock of which Mr. Deitchle is the beneficial owner, 23,000 shares of Common Stock held of record by the Deitchle Family Trust, and 6,799 shares of Common Stock purchasable upon exercise of options.

(9)	Consists of 59,781 shares of Common Stock of which Mr. Bassi is the beneficial owner and 25,183 shares of Common Stock purchasable upon exercise of options.

(10)	Consists of 26,110 shares of Common Stock of which Mr. Bouts is the beneficial owner and 22,215 shares of Common Stock purchasable upon exercise of options.

(11)	Consists of 12,783 shares of Common Stock of which Mr. Dal Pozzo is the beneficial owner and 21,711 shares of Common Stock purchasable upon exercise of options.

(12)	Consists of 55,928 shares of Common Stock of which Mr. Elbogen is the beneficial owner and 7,151 shares of Common Stock purchasable upon exercise of options.

(13)	Consists of 22,723 shares of Common Stock of which Ms. Ottinger is the beneficial owner and 23,025 shares of Common Stock purchasable upon exercise of options.

(14)	Consists of 1,879 shares of Common Stock of which Ms. Ottinger is the beneficial owner. Ms. Sherlock joined the Company’s Board in January 2019.

(15)	Consists of 16,707 shares of Common Stock of which Mr. Walsh is the beneficial owner and 12,414 shares of Common Stock purchasable upon exercise of options.

(16)	Consists of 51,199 shares of Common Stock of which Mr. Trojan is the beneficial owner and 99,170 shares of Common Stock purchasable upon exercise of options.

(17)	Consists of 40,470 shares of Common Stock of which Mr. Levin is the beneficial owner and options exercisable for up to 60,411 shares of Common Stock.

(18)	Consists of 23,858 shares of Common Stock of which Mr. Lynds is the beneficial owner and options exercisable for up to 45,077 shares of Common Stock.

(19)	Consists of 4,274 shares of Common Stock of which Mr. Mayer is the beneficial owner and options exercisable for up to 14,276 shares of Common Stock.

(20)	Consists of 8,697 shares of Common Stock of which Mr. Ledwith is the beneficial owner and options exercisable for up to 20,700 shares of Common Stock.

(21)	Includes 382,217 shares of Common Stock issuable upon exercise of options.

Securities Authorized for Issuance Under Equity Compensation Plans

See disclosure under “STOCK-BASED COMPENSATION PLAN INFORMATION” in Part II, Item 5 of our Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Agreements with Related Parties

Agreement with Jacmar Companies. James Dal Pozzo, the Chairman of the Board of the Jacmar Companies (“Jacmar”), is a member of our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States, is currently our largest distributor of food, beverage, paper products and supplies. In 2006, we began using DMA to deliver the majority of our food products to our restaurants. In July 2017, after conducting a market evaluation, we entered into a new five-year agreement with DMA. The agreement expires in June 2020 and automatically renews for two successive one-year periods (effectively expiring June 2022), unless either party provides a non-renewal notice 90 days prior to the end of each contract year. In October of 2019, DMA provided notice of non-renewal resulting in the current program expiring on June 30, 2020. We are currently soliciting proposals from DMA and other national distribution companies that are highly capable of servicing our needs.

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

Consulting Agreement with Gerald (“Jerry”) W. Deitchle. Effective February 1, 2013, we entered into a Consulting Agreement with Mr. Deitchle. Pursuant to the terms of the Consulting Agreement, during the period from July 1, 2013, until the earlier of (i) termination of Mr. Deitchle’s service as a member of our Board of Directors, (ii) thirty (30) days following delivery of notice of termination by us or Mr. Deitchle, or (iii) immediately upon Mr. Deitchle’s death or disability, Mr. Deitchle will receive a fee of $1,000 per month for consulting services relating to new restaurant site selection and such other services as may be mutually agreed. In the event that such services are expected to exceed more than four hours per month, an appropriate daily fee will be negotiated.

Procedures for Approval of Related Party Transactions

To the extent that any “related-person transaction” is proposed, it is our policy that the Board or a committee designated by the Board (in each case without the participation of the related person in question) will review the material facts of the related-person transaction and either approve, ratify, reject, rescind or take other appropriate action with respect to the transaction. In considering related-person transactions, the Board takes into account the relevant available facts and circumstances including, but not limited to (i) the risks, costs and benefits to the Company, (ii) the impact on a director’s independence if the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (iii) the terms of the transaction, (iv) the availability of other sources for comparable services or products, and (v) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. We do not currently have a written policy with respect to consideration of related-person transactions although certain aspects of such types of transactions are the subject of our Code of Integrity, Ethics and Conduct.

Determination of Director Independence

In March 2020, the Board undertook its annual review of director independence with respect to its incumbent directors. During this review, the Board considered transactions and relationships between us and our subsidiaries and affiliates and each of our incumbent directors or any members of their immediate family, including those reported under “Certain Relationships and Related Transactions.”  The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the applicable rules of the SEC and the NASDAQ as well as our Corporate Governance Guidelines.

As a result of this review, the Board affirmatively determined that all of our directors who served as directors during fiscal 2020, are independent of us and our management under the applicable rules of the SEC and the NASDAQ, with the exception of Messrs. Trojan and Dal Pozzo. Mr. Trojan is not considered to be independent due to his current service as our Chief Executive Officer. Mr. Dal Pozzo is not considered to be independent due to his employment as Chairman of the Board and former Chief Executive Officer of The Jacmar Companies, which currently provides certain food and supply distribution services to us. In addition, although Mr. Deitchle is considered independent for most purposes, he is not considered independent under SEC and NASDAQ rules for purposes of serving on our Audit Committee due to his current service as a consultant to us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2019 and January 1, 2019, by our independent auditor, Ernst & Young LLP:

Fiscal Year	2019	2018
Audit Fees (1)	$624,474	$628,686
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)

These amounts represent fees of Ernst & Young LLP for the audit of our consolidated financial statements, the review of consolidated financial statements included in our quarterly Form 10-Q reports, the audit of our management’s assessment of internal controls over financial accounting and reporting as required by the Sarbanes-Oxley Act of 2002, and the services that an independent auditor would customarily provide in connection with audits, regulatory filings and similar engagements for the fiscal year.

Pre-Approval Policies and Procedures

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to appoint and terminate our independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the services rendered by Ernst &Young LLP during fiscal 2019 and 2018 were pre-approved by the Audit Committee or were within pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no waivers of approval requirements or guidelines during the same periods.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3)EXHIBITS

Exhibit Number	Description

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

104	The cover page from the Company's Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
	By:	/s/ Gregory A. Trojan
April 22, 2020		Gregory A. Trojan Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
By: /s/ GREGORY A. TROJAN
Gregory A. Trojan	Chief Executive Officer and Director (Principal Executive Officer)	April 22, 2020
By: /s/ GREGORY S. LEVIN
Gregory S. Levin	President, Chief Financial Officer and Secretary (Principal Financial Officer)	April 22, 2020
By: /s/ JACOB J. GUILD
Jacob J. Guild	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 22, 2020
By: /s/ PETER A. BASSI
Peter A. Bassi	Lead Independent Director	April 22, 2020
By: /s/ LARRY D. BOUTS
Larry D. Bouts	Director	April 22, 2020
By: /s/ JAMES A. DAL POZZO
James A. Dal Pozzo	Director	April 22, 2020
By: /s/ GERALD W. DEITCHLE
Gerald W. Deitchle	Chairman of the Board and Director	April 22, 2020
By: /s/ NOAH A. ELBOGEN
Noah A. Elbogen	Director	April 22, 2020
By: /s/ LEA ANNE S. OTTINGER
Lea Anne S. Ottinger	Director	April 22, 2020
By: /s/ JANET M. SHERLOCK
Janet M. Sherlock	Director	April 22, 2020
By: /s/ PATRICK D. WALSH
Patrick D. Walsh	Director	April 22, 2020