Form 10-Q
period 2020-03-31
BJs RESTAURANTS INC
filed 2020-05-11
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 8, 2020, there were 22,261,229 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,309	$22,394
Accounts and other receivables, net	13,503	22,197
Inventories, net	10,517	11,102
Prepaid expenses and other current assets	8,251	8,912
Total current assets	112,580	64,605

Property and equipment, net	580,039	583,639
Operating lease assets	381,301	383,355
Goodwill	4,673	4,673
Other assets, net	34,438	35,812
Total assets	$1,113,031	$1,072,084

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$28,547	$23,422
Accrued expenses	76,762	102,815
Current operating lease obligations	33,456	32,194
Total current liabilities	138,765	158,431

Long-term operating lease obligations	446,938	448,333
Long-term debt	231,800	143,000
Deferred income taxes	13,265	20,164
Other liabilities	10,359	11,869
Total liabilities	841,127	781,797

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 18,750 and 19,149 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Capital surplus	63,126	67,062
Retained earnings	208,778	223,225
Total shareholders’ equity	271,904	290,287
Total liabilities and shareholders’ equity	$1,113,031	$1,072,084

(1)	Included in accounts payable as of March 31, 2020 and December 31, 2019 is $3,113 and $2,543, respectively, of related party trade payables. See Note 6 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In thousands, except per share data)

	For the Thirteen Weeks Ended
	March 31, 2020	April 2, 2019
Revenues	$254,595	$290,554
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	63,806	73,326
Labor and benefits	103,829	105,221
Occupancy and operating (1)	61,264	61,591
General and administrative	11,608	16,896
Depreciation and amortization	18,345	17,642
Restaurant opening	543	448
Loss on disposal and impairment of assets	2,905	1,645
Total costs and expenses	262,300	276,769
(Loss) income from operations	(7,705)	13,785

Other (expense) income:
Interest expense, net	(1,471)	(1,070)
Other (expense) income, net	(1,705)	1,097
Total other (expense) income	(3,176)	27
(Loss) income before income taxes	(10,881)	13,812

Income tax (benefit) expense	(6,614)	948
Net (loss) income	$(4,267)	$12,864

Net (loss) income per share:
Basic	$(0.22)	$0.61
Diluted	$(0.22)	$0.60

Weighted average number of shares outstanding:
Basic	19,101	21,056
Diluted	19,101	21,448

Cash dividends declared per common share	$—	$0.12

(1)

Related party costs included in cost of sales are $18,119 and $21,762 for the thirteen weeks ended March 31, 2020 and April 2, 2019, respectively. Related party costs included in occupancy and operating are $2,208 and $2,427 for the thirteen weeks ended March 31, 2020 and April 2, 2019, respectively. See Note 6 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 1, 2019	21,058	$—	$64,342	$244,879	$309,221
Exercise of stock options	16	683	(169)	—	514
Issuance of restricted stock units	84	3,649	(4,652)	—	(1,003)
Repurchase and retirement of common stock	(249)	(4,332)	—	(7,562)	(11,894)
Stock-based compensation	—	—	2,162	—	2,162
Cumulative effect of adopting lease standard	—	—	—	19,963	19,963
Dividends paid or payable, $0.12 per share	—	—	—	(2,559)	(2,559)
Net income	—	—	—	12,864	12,864
Balance, April 2, 2019	20,909	$—	$61,683	$267,585	$329,268

Balance, December 31, 2019	19,149	$—	$67,062	$223,225	$290,287
Issuance of restricted stock units	96	4,803	(5,508)	—	(705)
Repurchase and retirement of common stock	(495)	(4,803)	—	(10,211)	(15,014)
Stock-based compensation	—	—	1,572	—	1,572
Adjustment to dividends previously accrued	—	—	—	31	31
Net loss	—	—	—	(4,267)	(4,267)
Balance, March 31, 2020	18,750	$—	$63,126	$208,778	$271,904

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	March 31, 2020	April 2, 2019
Cash flows from operating activities:
Net (loss) income	$(4,267)	$12,864
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,345	17,642
Non-cash lease expense	7,179	6,595
Deferred income taxes	(6,899)	(344)
Stock-based compensation expense	1,543	2,084
Loss on disposal and impairment of assets	2,905	1,645
Changes in assets and liabilities:
Accounts and other receivables	10,296	16,750
Inventories, net	585	(545)
Prepaid expenses and other current assets	558	1,304
Other assets, net	1,009	(3,767)
Accounts payable	5,326	(4,292)
Accrued expenses	(25,919)	(18,120)
Operating lease obligations	(7,943)	(12,552)
Other liabilities	(1,510)	2,792
Net cash provided by operating activities	1,208	22,056

Cash flows from investing activities:
Purchases of property and equipment	(16,275)	(17,674)
Proceeds from sale of assets	4	—
Net cash used in investing activities	(16,271)	(17,674)

Cash flows from financing activities:
Borrowings on line of credit	327,300	260,500
Payments on line of credit	(238,500)	(253,500)
Taxes paid on vested stock units under employee plans	(705)	(1,003)
Proceeds from exercise of stock options	—	514
Cash dividends paid	(103)	(2,550)
Repurchases of common stock	(15,014)	(11,894)
Net cash provided by (used in) financing activities	72,978	(7,933)

Net increase (decrease) in cash and cash equivalents	57,915	(3,551)
Cash and cash equivalents, beginning of period	22,394	29,224
Cash and cash equivalents, end of period	$80,309	$25,673

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	March 31, 2020	April 2, 2019
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$998	$1,184
Cash paid for interest, net of capitalized interest	$1,233	$1,026
Cash paid for operating lease obligations	$14,635	$19,229
Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$6,208	$9,800
Property and equipment acquired and included in accounts payable	$6,875	$11,089
Stock-based compensation capitalized	$29	$78

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. (referred to herein as the “Company,” “we,” “us” and “our”) and our wholly owned subsidiaries. The consolidated financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial condition, results of operations, shareholders’ equity and cash flows for the period. Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules.

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from these estimates. Due to severe impacts from the global coronavirus (“COVID-19”) pandemic, operating results for the three months ended March 31, 2020 are not indicative of operating results for the entire year.

A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the year ended December 31, 2019, as amended by Amendment No. 1 thereto, filed on April 22, 2020 (collectively, our “2019 Form10-K”). The disclosures included in our accompanying interim consolidated financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in our 2019 Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission.

Impact of the COVID-19 Pandemic

In early March 2020, the COVID-19 pandemic was declared to be a National Public Health Emergency, and the Centers for Disease Control and Prevention, as well as state and local legislative bodies and health departments, began issuing orders related to social distancing requirements, reduced restaurant seating capacity and other restrictions which resulted in a significant reduction in traffic at our restaurants due to changes in consumer behavior. As of mid-March 2020, the ordinances tightened, and dine-in capacity was eliminated or severely restricted. As a result, we closed the dining rooms in all of our restaurants and began to operate in a take-out and delivery only capacity. On April 17, 2020, we temporarily closed four of our restaurants based on the evaluation of their off-premise sales and associated cash flows. We intend to re-open these locations at an appropriate time during the country’s recovery from the COVID-19 pandemic.

As of May 11, 2020, certain states where we operate have allowed dining rooms to re-open with limited seating for social distancing and other safety precautions, including Alabama, Arizona, Arkansas, Florida, Indiana, Kansas, Nevada, Oklahoma, South Carolina, Tennessee and Texas. Additional states where our restaurants operate are expected to allow restaurants to re-open their dining rooms, also in a limited capacity, in the near term.

Although there can be no certainty as to the ultimate effect of the COVID-19 pandemic on our supply chain, we have been in discussions with our major suppliers and currently have not experienced significant disruptions in our supply chain. In response to the current conditions, our Board of Directors cancelled our previously declared quarterly dividend payment, which was payable on March 24, 2020, suspended future quarterly cash dividends, and determined that it will review our dividend policy as developments warrant. Additionally, to secure our liquidity position and provide financial flexibility, we suspended the payment of rent on leases and are in discussions with our landlords regarding abatement and/or restructuring of rent, sold $70 million of our common stock on May 5, 2020, fully drew on our $250 million Credit Facility, suspended our current share repurchase activity as well as our 401(k) plan employer matching contributions and reduced restaurant support center salaries for all team members making over $100,000 as well as the Board of Directors. Additionally, with the significant reduction in our revenues, we have implemented and will continue to implement cost savings initiatives. See the subsection below entitled “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q for further details.

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted ASU 2016-13 on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2018, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This update clarifies the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2016-13 on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

2.  REVENUE RECOGNITION

Our revenues are primarily comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Based on historical redemption rates, a portion of our gift card sales are not expected to be redeemed and will be recognized as gift card “breakage” over time. Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to government authorities. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses,” on our Consolidated Balance Sheets is as follows (in thousands):

	March 31, 2020	December 31, 2019
Gift card liability	$13,789	$19,106
Deferred loyalty revenue	$8,123	$8,320

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2020	April 2, 2019
Revenue recognized from gift card liability	$7,620	$7,605
Revenue recognized from customer loyalty program	$4,910	$4,073

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

Lease costs included in “Occupancy & operating” on the Consolidated Statements of (Loss) Income consisted of the following (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2020	April 2, 2019
Lease cost	$13,850	$13,240
Variable lease cost	285	855
Total lease costs	$14,135	$14,095

4.  LONG-TERM DEBT

Line of Credit

Our Credit Facility, which matures on November 18, 2021, provides us with revolving loan commitments totaling $250 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. Our obligations under the Credit Facility were unsecured prior to the Third Amended and Restated Credit Agreement entered into on April 30, 2020, (The “Amended Credit Facility”). See below for further information regarding our Amended Credit Facility. In an abundance of caution and as a result of the current circumstances with COVID-19, in late March 2020 we drew down substantially all remaining amounts available under our line of credit. As of March 31, 2020, there were borrowings of $231.8 million and letters of credit totaling approximately $18.1 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $0.1 million as of March 31, 2020. Prior to entering into our Amended Credit Facility, the interest rate was our choice of LIBOR plus a percentage not to exceed 1.75%, or a rate ranging from Bank of America’s prime rate to 0.75% above Bank of America’s prime rate, based on our level of lease and debt obligations as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirteen weeks ended March 31, 2020 was approximately 3.0%.

The Credit Facility contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At March 31, 2020, we were in compliance with these covenants.

Interest expense and commitment fees under the Credit Facility for the thirteen weeks ended March 31, 2020 and April 2, 2019 were approximately $1.5 million and $1.1 million, respectively. We also capitalized approximately $0.05 million and $0.07 million of interest expense related to new restaurant construction during the thirteen weeks ended March 31, 2020 and April 2, 2019, respectively.

On April 30, 2020, we entered into the Amended Credit Facility with Bank of America, N.A. and JPMorgan Chase Bank, N.A., to amend and restate our existing unsecured revolving line of credit (the “Line of Credit”) in response to disruptions arising from the COVID-19 pandemic. The Amended Credit Facility is secured by the Company’s assets and suspends the testing of the lease adjusted leverage ratio and the fixed charge coverage ratio until the fourth fiscal quarter ending December 29, 2020, at which time a modified lease adjusted leverage ratio and fixed charge ratio tests will resume. Additionally, through December 29, 2020, a monthly liquidity balance must be maintained, ranging from $50.5 million as of April 30, 2020, and decreasing to $15.5 million by the end of December 2020, including cash and cash equivalents and availability under the Line of Credit. Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) LIBOR plus a percentage not to exceed 2.75% (with a floor on LIBOR of 1.00%), or (b) a percentage not to exceed 1.75% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, or (iii) one-month LIBOR plus 1.00%, in either case depending on the level of the modified lease adjustment ratio.

5.  NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the dilutive effect of equity awards. Diluted net income per share reflects the potential dilution that could occur if in-the-money stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units (“RSUs”) issued by us were to lapse (collectively, equity awards) using the treasury stock method. Performance-based RSUs are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and we include these contingently issuable shares in our diluted net (loss) income per share calculation. Once theses performance-based RSUs vest, they are included in our basic net (loss) income per share calculation.

The following table presents a reconciliation of basic and diluted net (loss) income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2020	April 2, 2019
Numerator:
Net (loss) income	$(4,267)	$12,864
Denominator:
Weighted-average shares outstanding – basic	19,101	21,056
Dilutive effect of equity awards	—	392
Weighted-average shares outstanding – diluted	19,101	21,448

Net (loss) income per share:
Basic	$(0.22)	$0.61
Diluted	$(0.22)	$0.60

For the thirteen weeks ended March 31, 2020 and April 2, 2019, there were approximately 1.1 million and 0.3 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net (loss) income per share because they are anti-dilutive.

6.  RELATED PARTY

James Dal Pozzo, the Chairman of the Board of the Jacmar Companies (“Jacmar”), is a member of our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States, is currently our largest distributor of food, beverage, paper products and supplies. In 2006, we began using DMA to deliver the majority of our food products to our restaurants. In July 2017, after conducting a market evaluation, we entered into a new agreement with DMA. The agreement expires in June 2020 and provides for automatic renewals for two successive one-year periods (effectively expiring June 2022), unless either party provides a non-renewal notice 90 days prior to the end of each year. In October of 2019, DMA provided notice of non-renewal resulting in the current program expiring on June 30, 2020. We are currently finalizing a new distribution contract with a national distributor that will begin July 1, 2020.

Jacmar services our restaurants in California and Nevada, while other DMA distributors service our restaurants in all other states. Under the terms of our agreement with DMA, Jacmar is required to sell products to us at the same prices as the other DMA distributors. Jacmar does not provide us with any produce, liquor, wine or beer products, all of which are provided by other third party vendors and are included in “Cost of sales” on the Consolidated Statements of (Loss) Income.

The cost of food, beverage, paper products and supplies provided by Jacmar included within restaurant operating costs consisted of the following (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2020		April 2, 2019
Cost of sales:
Third party suppliers	$45,687	71.6%	$51,564	70.3%
Jacmar	18,119	28.4	21,762	29.7
Total cost of sales	$63,806	100.0%	$73,326	100.0%

Occupancy and operating:
Third party suppliers	$59,056	96.4%	$59,164	96.1%
Jacmar	2,208	3.6	2,427	3.9
Total occupancy and operating	$61,264	100.0%	$61,591	100.0%

The amounts included in accounts payables related to Jacmar consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Third party suppliers	$25,434	$20,879
Jacmar	3,113	2,543
Total accounts payable	$28,547	$23,422

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2020	April 2, 2019
Labor and benefits	$629	$458
General and administrative	$914	$1,626
Capitalized (1)	$29	$78

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	March 31, 2020	April 2, 2019
Expected volatility	33.0%	34.5%
Risk free interest rate	1.6%	2.5%
Expected option life	5 years	5 years
Dividend yield	1.5%	1.5%
Fair value of options granted	$10.48	$15.72

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

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2019	645	$41.09	340	$38.96
Granted	157	38.90
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2020	802	$40.66	498	$39.88

As of March 31, 2020, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.9 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2019	509	$43.65
Granted	101	38.90
Released	(85)	44.71
Forfeited	(9)	49.25
Outstanding at March 31, 2020	516	$42.46

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of March 31, 2020, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $11.7 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2019	105	$41.42
Granted	42	38.90
Released	(29)	35.95
Forfeited	(9)	35.95
Outstanding at March 31, 2020	109	$42.39

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed based on management’s current estimate of the level that the performance goal will be achieved. As of March 31, 2020, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $2.2 million, which is generally expected to be recognized over the next three years.

8.  INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes.” At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year to date earnings. The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating (loss) income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in 2018, 2019 and 2020, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expense, and technical amendments regarding the expensing of qualified improvement property (“QIP”). As a result of the CARES Act, the Company is able to carryback losses generated in 2020 and reduce taxes payable for accelerated depreciation on qualified improvements property in 2018 and 2019.

Our effective income tax rate for the thirteen weeks ended March 31, 2020, reflected a 60.8% tax benefit rate.  The recorded tax benefit was greater than the tax benefit calculated at the statutory tax rate primarily due to FICA Tip Credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%. The 14% rate benefit between the current tax rate of 21% versus the NOL carryback year of 35% is reflected partially in the annual effective tax rate and partially as a discrete item in the March 31, 2020 tax rate for the portion related to 2019 temporary deductible tax differences that are estimated to reverse in 2020 and become part of the 2020 loss carryback.

As of March 31, 2020, we had unrecognized tax benefits of approximately $1.5 million, of which approximately $1.0 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2020	April 2, 2019
Gross unrecognized tax benefits at beginning of year	$1,345	$1,532
Increase for tax positions taken in prior years	148	—
Decreases for tax positions taken in prior years	—	(7)
Increases for tax positions taken in the current year	11	25
Gross unrecognized tax benefits at end of year	$1,504	$1,550

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of March 31, 2020, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2015.

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

10.  SHAREHOLDERS’ EQUITY

Stock Repurchases

During the thirteen weeks ended March 31, 2020, we repurchased and retired approximately 0.5 million shares of our common stock at an average price of $30.33 per share for a total of $15.0 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of March 31, 2020, we have approximately $24.4 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. We have suspended our repurchase program until the significant uncertainty of the COVID-19 pandemic has passed and the Board determines that resumption of repurchases is in the best interest of the Company and its shareholders and is permitted by our Amended Credit Facility.

Cash Dividends

The Company’s Board of Directors has suspended quarterly cash dividends (including cancelling the dividend of $0.13 per share declared on February 18, 2020) until the significant uncertainty related to the COVID-19 pandemic has passed and it is determined that resumption of dividend payments is in the best interest of the Company and its shareholders and is permitted by our Amended Credit Facility.

11.  SUBSEQUENT EVENTS

Private Placement

On May 5, 2020, we completed the sale of $70 million of our common stock to certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser, and to Act III Holdings, LLC (“Act III,” and collectively “the investors”). The investors purchased a total of 3,500,000 shares of BJ’s Restaurants common stock for $20.00 per share in a private placement under Section 4(2) of the Securities Act of 1933, as amended. The Company also issued a five year warrant to purchase 875,000 shares of our common stock with an exercise price of $27.00 per share to Act III. In addition, Act III was granted the right to nominate one director to the Company’s board of directors for so long as it satisfies certain ownership thresholds.

Credit Facility

Subsequent to the first quarter, we entered into the Amended Credit Facility. See Note 4 for further information.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, our 2019 Form 10-K, and our other reports filed from time to time with the Securities and Exchange Commission. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain “forward-looking” statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and our ability to manage difficulties associated with or related to the COVID-19 pandemic and the effects on our business, suppliers, customers and employees. The risks described in this Form 10-Q, as well as the risks identified in Item 1A of our 2019 Form 10-K, are not the only risks we face. These statements reflect our current perspectives and outlook with respect to the Company’s future expansion plans, key business initiatives, expected operating conditions and other factors. We operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. Additional risks and uncertainties that we are currently unaware of, or that we currently deem immaterial, also may become important factors that affect us. It is not possible for us to predict the impact of all of these factors on our business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any “forward-looking” statements. Given the volatility of the operating environment and its associated risks and uncertainties, investors should not rely on “forward-looking” statements as any prediction or guarantee of actual results.

“Forward-looking” statements include, among others, statements concerning:

•	our restaurant concept, its competitive advantages and our strategies for its continued evolution and expansion;
•	the rate and scope of our future restaurant development;
•	the total domestic capacity for our restaurants;
•	dates on which we will commence or complete the development and opening of new restaurants;
•	expectations for consumer spending on casual dining restaurant occasions;
•	the availability and cost of key commodities and labor used in our restaurants and brewing operations;
•	menu price increases and their effect, if any, on revenue and results of operations;
•	the effectiveness of our planned operational, menu, marketing and capital expenditure initiatives;
•	capital requirement expectations and actual or available borrowings on our line of credit;
•	projected revenues, operating costs, including commodities, labor and other expenses;

•	projected share repurchases or shareholder dividend frequency and amount;
•	expectations as to the effects of the COVID-19 pandemic and related governmental actions on our restaurant operations and financial condition; and
•	other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These “forward-looking” statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that may cause actual events or results to differ materially from those expressed or implied by the statements. Significant factors that may prevent us from achieving our stated goals include, but are not limited to:

•

Health concerns arising from outbreaks of flu viruses, such as coronavirus, or other diseases, or regional or global health pandemics and any resulting government response may adversely affect our business.

•

Regulations on restaurant operations resulting from the COVID-19 pandemic may reduce restaurant capacity and/or hours of operation, increase costs and have an adverse effect on the profitability of our restaurants.

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

For a more detailed description of these risk factors and other considerations, see Part II, Item 1A – “Risk Factors” of our 2019 Form 10-K.

GENERAL

As of May 11, 2020, we owned and operated 209 restaurants located in the 29 states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and Washington. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes. Due to the COVID-19 pandemic and the related restrictions, we have temporarily closed four of our 209 restaurants. Additionally, as of May 11, 2020, 134 of our restaurants are operating in a take-out or delivery basis only, 71 of our restaurants recently re-opened and began dine-in operations with limited seating and limited hours, and four of our restaurants are temporarily closed. We do expect over the next several months that many more of our restaurants will begin to re-open their dining rooms as national, state and local jurisdictions begin to ease their restrictions on businesses; however, there are no assurances that the easing of these restrictions will result in us returning to sales and profit levels we experienced prior to the COVID-19 pandemic. Additionally, the easing of these restrictions may contain certain limitations to dining room capacity, social distancing regulations, personal protective equipment requirements and associated costs, operating hour restrictions and other limitations, and other restrictions or costs on our business that may prevent us from returning to prior sales and profit levels we experienced prior to the COVID-19 pandemic.

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

In 1996, we introduced our own proprietary craft beers and expanded the BJ’s concept from its beginnings as a small pizzeria to a full-service, high energy casual dining restaurant when we opened our first large format restaurant including our own internal brewing operations in Brea, California. Today our restaurants feature over 140 menu offerings including: slow roasted entrees, such as, prime rib and tri-tip; EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon; our original signature deep-dish pizza; the often imitated, but never replicated world-famous Pizookie® dessert; and our award-winning BJ’s proprietary craft beers. Due to the COVID-19 pandemic, dine-in service is currently not available in a majority of our restaurants and menu offerings and hours have been limited.

Our revenues are primarily comprised of food and beverage sales at our restaurants. Revenues from restaurant sales are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Based on historical redemption rates, a portion of our gift card sales are not expected to be redeemed and will be recognized as gift card “breakage” over time. Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date. Our customer loyalty program enables participants to earn points for qualifying purchases that can be redeemed for food and beverages in the future. We allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the revenues allocated to the points until such points are redeemed.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of (Loss) Income expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 31, 2020 and April 2, 2019, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended
	March 31, 2020	April 2, 2019
Revenues	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.1	25.2
Labor and benefits	40.8	36.2
Occupancy and operating	24.1	21.2
General and administrative	4.6	5.8
Depreciation and amortization	7.2	6.1
Restaurant opening	0.2	0.2
Loss on disposal and impairment of assets	1.1	0.6
Total costs and expenses	103.0	95.3
(Loss) income from operations	(3.0)	4.7

Other (expense) income:
Interest expense, net	(0.6)	(0.4)
Other (expense) income, net	(0.7)	0.4
Total other (expense) income	(1.2)	—
(Loss) income before income taxes	(4.3)	4.8

Income tax (benefit) expense	(2.6)	0.3
Net (loss) income	(1.7)%	4.4%

Thirteen Weeks Ended March 31, 2020 Compared to Thirteen Weeks Ended April 2, 2019

Revenues.  Total revenues decreased by $36.0 million, or 12.4%, to $254.6 million during the thirteen weeks ended March 31, 2020, from $290.6 million during the comparable thirteen week period of 2019. The decrease in revenues primarily consisted of a 15.5%, or $44.7 million, decrease in comparable restaurant sales, partially offset by an $8.2 million increase in sales from new restaurants not yet in our comparable restaurant sales base. This decrease in comparable restaurant sales resulted from a decrease in customer traffic of approximately 18.0%, partially offset by an increase in average check of approximately 2.4%. The decrease in customer traffic is due to the COVID-19 pandemic and the curtailment of our dine-in restaurant operations. Comparable restaurant sales were positive 1.5% for the eight week period ending February 25, 2020, before we began experiencing the impact from the COVID-19 pandemic.

Cost of Sales.  Cost of sales decreased by $9.5 million, or 13.0%, to $63.8 million during the thirteen weeks ended March 31, 2020, from $73.3 million during the comparable thirteen week period of 2019. This decrease was primarily due to the reduction in sales as a result of the COVID-19 pandemic, partially offset by costs related to the seven new restaurants opened since the thirteen weeks ended April 2, 2019. As a percentage of revenues, cost of sales decreased to 25.1% for the current thirteen week period from 25.2% for the prior year comparable period. This percentage decrease is primarily due to menu pricing and favorable menu mix related to our limited menu as a result of the COVID-19 pandemic.

Labor and Benefits.  Labor and benefit costs for our restaurants decreased by $1.4 million, or 1.3%, to $103.8 million during the thirteen weeks ended March 31, 2020, from $105.2 million during the comparable thirteen week period of 2019. This decrease was due to the reduction in labor hours and benefits resulting from our dining room closures, partially offset by expenses related to the seven new restaurants opened since the thirteen weeks ended April 2, 2019, and our decision to pay sick and emergency paid time off to the approximately 16,000 hourly restaurant employees which were temporarily laid off in late March 2020. As a percentage of revenues, labor and benefit costs increased to 40.8% for the current thirteen week period from 36.2% for the prior year comparable period. This percentage increase is primarily due to the deleveraging of certain fixed labor costs, including manager salaries, resulting from a lower revenue base as a result of the COVID-19 pandemic. Included in labor and benefits for the thirteen weeks ended March 31, 2020 and April 2, 2019, was approximately $0.6 million and $0.5 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses decreased by $0.3 million, or 0.5%, to $61.3 million during the thirteen weeks ended March 31, 2020, from $61.6 million during the comparable thirteen week period of 2019. This decrease was primarily due to cost savings measures related to the COVID-19 pandemic, coupled with lower merchant credit card fees due to lower revenue, partially offset by higher commissions to third party delivery companies as a result of increased off-premise sales and expenses related to the seven new restaurants opened since the thirteen weeks ended April 2, 2019. As a percentage of revenues, occupancy and operating expenses increased to 24.1% for the current thirteen week period from 21.2% for the prior year comparable period. This percentage increase was primarily due to the deleveraging of certain fixed operating and occupancy costs over a lower revenue base as a result of the COVID-19 pandemic.

General and Administrative.  General and administrative expenses decreased by $5.3 million, or 31.3%, to $11.6 million during the thirteen weeks ended March 31, 2020, from $16.9 million during the comparable thirteen week period of 2019. This decrease was primarily due to a reduction in deferred compensation expense of $2.8 million, coupled with lower incentive compensation expense, meeting and related costs and cost savings measures related to the COVID-19 pandemic. This deferred compensation expense decrease is offset by lower other income included in “Other (expense) income, net” on our Consolidated Statements of (Loss) Income related to a decrease in the cash surrender value of our life insurance policies under our deferred compensation plan. Included in general and administrative costs for the thirteen weeks ended March 31, 2020 and April 2, 2019, was approximately $0.9 million and $1.6 million, respectively, or 0.4% and 0.6% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 4.6% for the current thirteen week period from 5.8% for the prior year comparable period. This percentage decrease was primarily due to lower incentive compensation expense based on our performance to date coupled with a decrease in deferred compensation expense due to current market conditions, partially offset by deleveraging from a lower revenue base as a result of the COVID-19 pandemic.

Depreciation and Amortization. Depreciation and amortization increased by $0.7 million, or 4.0%, to $18.3 million during the thirteen weeks ended March 31, 2020, compared to $17.6 million during the comparable thirteen week period of 2019. This increase was primarily due to depreciation expense related to the seven new restaurants opened since the thirteen weeks ended April 2, 2019. As a percentage of revenues, depreciation and amortization increased to 7.2% for the current thirteen week period from 6.1% for the prior year comparable period. This increase is primarily due to a lower revenue base.

Restaurant Opening.  Restaurant opening expense increased by $0.1 million, or 21.2%, to $0.5 million during the thirteen weeks ended March 31, 2020, compared to $0.4 million during the comparable thirteen week period of 2019. This increase is primarily due to the timing of our restaurant openings during the period. All future new restaurant openings have been delayed or canceled for fiscal 2020.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $2.9 million during the thirteen weeks ended March 31, 2020, and $1.6 million during the comparable thirteen week period of 2019. For the thirteen weeks ended March 31, 2020, these costs primarily related to the reduction in the carrying value of the long-lived and operating lease assets related to one of our restaurants, coupled with routine asset disposals. Our reduced cash flow projections due to the COVID-19 pandemic triggered an impairment analysis for each of our restaurants and goodwill. As a result of this analysis, we determined that the carrying amount of the assets at one of our restaurants exceeded its fair value, and therefore we recorded a charge in the amount of $2.3 million to reduce the carrying value for that restaurant. Due to the uncertainty of when our restaurants will reopen and at what sales and cash flow levels, we may incur additional impairment charges for our restaurants and our goodwill. For the comparable thirteen week period of 2019, these costs primarily related to disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net.  Interest expense, net, increased by $0.4 million to $1.5 million during the thirteen weeks ended March 31, 2020, compared to $1.1 million during the comparable thirteen week period of 2019. This increase was primarily due to a higher average debt balance during the thirteen weeks ended March 31, 2020, compared to the comparable thirteen week period of 2019. In an abundance of caution due to the current COVID-19 pandemic, we have fully drawn on our $250 million Credit Facility.

Other (Expense) Income, Net.  Other (expense) income, net, decreased by $2.8 million to $1.7 million of expense during the thirteen weeks ended March 31, 2020, compared to $1.1 million of income during the comparable thirteen week period of 2019. This decrease was primarily due to the decrease in the cash surrender value of certain life insurance policies under our deferred compensation plan. This decrease offsets the related deferred compensation expense impact included in “General and administrative” expenses on our Consolidated Statements of (Loss) Income.

Income Tax Benefit.  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in 2018, 2019 and 2020, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expense, and technical amendments regarding the expensing of qualified improvement property (“QIP”). As a result of the CARES Act, the Company is able to carryback losses generated in 2020 and reduce taxes payable for accelerated depreciation on qualified improvements property in 2018 and 2019.

Our effective income tax rate for the thirteen weeks ended March 31, 2020, reflected a 60.8% tax benefit rate compared to a 6.9% expense rate for the comparable thirteen week period of 2019. The recorded tax benefit for the thirteen weeks ended March 31, 2020, was greater than the statutory income tax rate primarily due to FICA Tip Credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%. The 14% rate benefit between the current tax rate of 21% versus the NOL carryback year of 35% is reflected partially in the annual effective tax rate and partially as a discrete item in the March 31, 2020 tax rate for the portion related to 2019 temporary deductible tax differences that are estimated to reverse in 2020 and become part of the 2020 loss carryback. The prior year effective tax rate was below the statutory rate primarily due to tax credits and excess tax deductions realized for share based compensation.

LIQUIDITY AND CAPITAL RESOURCES

The following tables provide, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$80,309	$22,394
Net working capital	$(26,185)	$(93,826)
Current ratio	0.8:1.0	0.4:1.0

As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we have reevaluated all aspects of our spending. We anticipate opening one additional restaurant later this year; however, we have delayed or canceled all other future restaurant openings, and we have requested or are already in discussions with our landlords seeking the deferral or abatement of our rents. We are also reviewing all of our capital projects to ensure that we are only spending on projects that are deemed to be essential in the current environment, have taken steps to limit spending on operating expenses, and continue to focus on cash flow generation. Currently, we have no intention to repurchase shares or pay dividends during the remainder of fiscal 2020, or until the significant uncertainty of the COVID-19 pandemic has passed and it is determined that it is in the best interest of the Company and its shareholders and that it is permitted under our Amended Credit Facility. We will review and, when appropriate, adjust our overall approach to capital allocation as we know more about the length and severity of the COVID-19 pandemic and how the post-pandemic recovery will unfold.

Based upon the current level of operations and reduction on new restaurant openings and other capital expenditure initiatives, we believe that our current cash and cash equivalents and our recently completed $70 million private placement of common stock will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months. As of May 11, 2020, we have approximately $130 million of cash on our balance sheet, reflecting our draw down of our revolving Line of Credit, and we are taking what we believe to be necessary and appropriate measures to control costs and maximize liquidity. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for our Texas brewpub locations, one of our existing restaurants, and one of our restaurants that was scheduled to be opened in fiscal 2020, which has now been delayed due to the current uncertainty related to the COVID-19 pandemic. We also own two parcels of land adjacent to two of our restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we have subsequently entered into sale-leaseback arrangements for land parcels that we previously purchased. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2020	April 2, 2019
Net cash provided by operating activities	$1,208	$22,056
Net cash used in investing activities	(16,271)	(17,674)
Net cash provided by (used in) financing activities	72,978	(7,933)
Net increase (decrease) in cash and cash equivalents	$57,915	$(3,551)

Operating Cash Flows

Net cash provided by operating activities was $1.2 million during the thirteen weeks ended March 31, 2020, representing a $20.8 million decrease from the $22.1 million provided during the thirteen weeks ended April 2, 2019. The decrease over the prior year is primarily due to our net loss as compared to net income, the timing of payments related to accrued expenses and accounts and other receivable collections, partially offset by accounts payable payments.

Investing Cash Flows

Net cash used in investing activities was $16.3 million during the thirteen weeks ended March 31, 2020, representing a $1.4 million decrease from the $17.7 million used during the thirteen weeks ended April 2, 2019. The decrease over prior year is primarily due to the delay or cancelation of new restaurant openings, coupled with the suspension of unessential capital expenditures due to the COVID-19 pandemic.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Thirteen Weeks Ended
	March 31, 2020	April 2, 2019
New restaurants	$9,026	$11,000
Restaurant maintenance and key productivity initiatives	6,168	6,584
Restaurant and corporate systems	1,081	90
Total capital expenditures	$16,275	$17,674

As of May 11, 2020, we have opened one new restaurant and anticipate opening one additional restaurant later this year; however, we have delayed or canceled the remainder of our new restaurant openings for fiscal 2020. We have also reduced capital expenditures for existing restaurants.

Financing Cash Flows

Net cash provided by financing activities was $73.0 million during the thirteen weeks ended March 31, 2020, representing an $80.9 million increase from the $7.9 million used during the thirteen weeks ended April 2, 2019. This increase is primarily due to additional borrowings on our Line of Credit.

Our $250 million Credit Facility that matures on November 18, 2021, was amended and restated on April 30, 2020. See Note 4 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for further information. Prior to this amendment and restatement, in an abundance of caution and as a result of the current circumstances with the COVID-19 pandemic, we drew down all remaining amounts under our Line of Credit. We are also taking all necessary and appropriate steps to maximize our liquidity as we manage our business through the current environment. In addition to drawing down on our line, we sold $70 million of our common stock on May 5, 2020, eliminated all capital and non-essential spending, including delaying or cancelling our new restaurant openings for fiscal 2020, and have suspended future quarterly dividends and the repurchase of shares, as well as 401(k) plan employer matching contributions. While we believe we have sufficient liquidity with our current capital position for the next twelve months, we will continue to monitor and evaluate all financing alternatives as these unprecedented events evolve.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 31, 2020, we are not involved in any off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment on a restaurant by restaurant basis, or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The reduced cash flow projections resulting from the COVID-19 pandemic triggered an impairment analysis by us. We used the undiscounted cash flow method and assessed the recoverability by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the assets. We determine a restaurant’s long-lived assets impaired if the forecasted undiscounted cash flows is less than the carrying value of the restaurant’s assets. As a result of this analysis, we determined one of our restaurants was impaired and we recorded a $2.3 million charge to operating income for the amount by which the carrying value of the restaurant’s assets exceeded its fair value using the discounted cash flow method. We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties, or what effect any such additional measures may have on our business. Any measure that encourages potential customers to stay in their homes, engage in social distancing or avoid larger gatherings of people is highly likely to be harmful to the dining industry in general and, consequently, our business, which may result in additional impairment charges.

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate impairment may have occurred. We determined that the reduced cash flow projections as a result of the COVID-19 pandemic indicate that an impairment loss may have been incurred. Therefore, we qualitatively assessed whether it was more likely than not that the goodwill was impaired as of March 31, 2020. Based on our interim impairment assessment as of March 31, 2020, we have determined that our goodwill is not impaired. However, we are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties, or what effect any such additional measures may have on our business. Any measure that encourages potential customers to stay in their homes, engage in social distancing or avoid larger gatherings of people is highly likely to be harmful to the dining industry in general and, consequently, our business, which may result in additional impairment charges.

A summary of our other critical accounting policies included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Form 10-K. During the thirteen weeks ended March 31, 2020, there were no significant changes in our critical accounting policies.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $250 million Credit Facility, of which $231.8 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, which is currently suspended, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $1.7 million annual impact on our net (loss) income.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  RISK FACTORS

A discussion of the significant risks associated with investments in our securities, as well as other matters, is set forth in Item 1A of our 2019 Form 10-K. A summary of these risks and certain related information is included under “Statement Regarding Forward-Looking Disclosure” in Part I, Item 2 of this Form 10-Q and is incorporated herein by this reference. These cautionary statements are to be used as a reference in connection with any “forward-looking” statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a “forward-looking” statement or contained in any of our subsequent filings with the SEC. The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known or that are currently deemed by us to be immaterial; however, they may ultimately adversely affect our business, financial condition and/or operating results.

This risk factor is intended to be an update to the Risk Factor found in our 2019 Form 10-K.

Health concerns arising from outbreaks of viruses, such as the coronavirus, or other diseases, or regional or global health pandemics and any resulting government response may adversely affect our business.

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

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as coronavirus (“COVID-19”), norovirus, Avian Flu or “SARS,” and H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” Currently, the global pandemic resulting from the outbreak of the novel COVID-19 has disrupted our restaurant operations beginning in early March 2020. As of the date and time of this Form 10-Q, the majority of our restaurants are operating in a take-out and delivery only capacity, with limited hours and menus, and we have temporarily closed four of our restaurants. Local governmental restrictions and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause, consumers to avoid or limit gatherings in public places or social interactions, which could continue to adversely affect our business. In addition, our ability to maintain our supply chain and labor force may become challenging as a result of the COVID-19 pandemic. We cannot predict the duration or scope of the COVID-19 pandemic or when operations will return to full service. Additionally, due to the limitations required for us to operate in a take-out and delivery only capacity, we may temporarily close more restaurants until local restrictions are lifted. We expect the COVID-19 pandemic to negatively impact our financial results, and such impact could be material to our financial results, condition and prospects based on its longevity and severity.

If the business interruptions caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Due to the COVID-19 pandemic, our share repurchase program is currently suspended until the significant uncertainty has passed and it is determined that it is in the best interest of the Company and its shareholders to resume, and is permitted by our Amended Credit Facility. As of March 31, 2020, we have cumulatively repurchased shares valued at approximately $475.6 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $15.0 million during the thirteen weeks ended March 31, 2020. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of March 31, 2020, we have approximately $24.4 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases or on the amount of dividends we pay, as long as we are in compliance with our financial and non-financial covenants.

The following table sets forth information with respect to the repurchase of common shares during the thirteen weeks ended March 31, 2020:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/20 – 01/28/20	—	$—	—	$—	$39,452,344
01/29/20 – 02/25/20	—	$—	—	$—	$39,452,344
02/26/20 – 03/31/20	494,948	$30.33	494,948	$—	$24,438,776
Total	494,948	$—	494,948

(1)	Period information is presented in accordance with our fiscal months during the thirteen weeks ended March 31, 2020.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1

Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB‑2A filed with the Securities and Exchange Commission on August 22, 1996 (File No. 3335182‑LA).

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

May 11, 2020	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)