Form 10-Q
period 2020-06-30
BJs RESTAURANTS INC
filed 2020-08-03
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 31, 2020, there were 22,279,980 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,741	$22,394
Accounts and other receivables, net	15,492	22,197
Inventories, net	10,504	11,102
Prepaid expenses and other current assets	6,768	8,912
Total current assets	119,505	64,605

Property and equipment, net	560,951	583,639
Operating lease assets	375,593	383,355
Goodwill	4,673	4,673
Deferred income taxes	3,860	—
Other assets, net	38,148	35,812
Total assets	$1,102,730	$1,072,084

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$43,016	$23,422
Accrued expenses	86,385	102,815
Current operating lease obligations	33,306	32,194
Total current liabilities	162,707	158,431

Long-term operating lease obligations	448,497	448,333
Long-term debt	166,800	143,000
Deferred income taxes	—	20,164
Other liabilities	12,132	11,869
Total liabilities	790,136	781,797

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 22,261 and 19,149 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Capital surplus	68,218	67,062
Retained earnings	244,376	223,225
Total shareholders’ equity	312,594	290,287
Total liabilities and shareholders’ equity	$1,102,730	$1,072,084

(1)	Included in accounts payable as of June 30, 2020 and December 31, 2019 is $4,013 and $2,543, respectively, of related party trade payables. See Note 6 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Revenues	$128,024	$301,090	$382,619	$591,644
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	31,988	76,861	95,794	150,187
Labor and benefits	51,524	108,505	155,353	213,726
Occupancy and operating (1)	45,848	64,493	107,112	126,084
General and administrative	14,472	15,985	26,080	32,881
Depreciation and amortization	18,353	17,839	36,698	35,481
Restaurant opening	152	610	695	1,058
Loss on disposal and impairment of assets	11,420	1,042	14,325	2,687
Total costs and expenses	173,757	285,335	436,057	562,104
(Loss) income from operations	(45,733)	15,755	(53,438)	29,540

Other (expense) income:
Interest expense, net	(1,942)	(1,066)	(3,413)	(2,136)
Other income (expense), net	1,661	141	(44)	1,238
Total other (expense) income	(281)	(925)	(3,457)	(898)
(Loss) income before income taxes	(46,014)	14,830	(56,895)	28,642

Income tax (benefit) expense	(17,064)	638	(23,678)	1,586
Net (loss) income	$(28,950)	$14,192	$(33,217)	$27,056

Net (loss) income per share:
Basic	$(1.38)	$0.69	$(1.66)	$1.30
Diluted	$(1.38)	$0.68	$(1.66)	$1.27

Weighted average number of shares outstanding:
Basic	20,951	20,692	20,026	20,874
Diluted	20,951	20,999	20,026	21,232

Cash dividends declared per common share	$—	$0.12	$—	$0.24

(1)

Related party costs included in cost of sales are $9,951 and $22,430 for the thirteen weeks ended June 30, 2020 and July 2, 2019, respectively and $28,070 and $44,192 for the twenty-six weeks ended June 30, 2020 and July 2, 2019, respectively. Related party costs included in occupancy and operating are $1,849 and $2,391 for the thirteen weeks ended June 30, 2020 and July 2, 2019, respectively and $4,058 and $4,818 for the twenty-six weeks ended June 30, 2020 and July 2, 2019, respectively. See Note 6 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, April 2, 2019	20,909	$—	$61,683	$267,585	$329,268
Exercise of stock options	5	261	(64)	—	197
Issuance of restricted stock units	18	562	(560)	—	2
Repurchase and retirement of common stock	(422)	(823)	—	(18,424)	(19,247)
Stock-based compensation	—	—	2,371	—	2,371
Dividends paid or payable, $0.12 per share	—	—	—	(2,547)	(2,547)
Net income	—	—	—	14,192	14,192
Balance, July 2, 2019	20,510	$—	$63,430	$260,806	$324,236

Balance, March 31, 2020	18,750	$—	$63,126	$208,778	$271,904
Issuance of common stock and warrant	3,500	64,002	3,394	—	67,396
Issuance of restricted stock units	11	542	(542)	—	—
Repurchase, retirement and reclassification of common stock	—	(64,544)	—	64,544	—
Stock-based compensation	—	—	2,240	—	2,240
Adjustment to dividends previously accrued	—	—	—	4	4
Net loss	—	—	—	(28,950)	(28,950)
Balance, June 30, 2020	22,261	$—	$68,218	$244,376	$312,594

	For the Twenty-Six Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 1, 2019	21,058	$—	$64,342	$244,879	$309,221
Exercise of stock options	21	944	(233)	—	711
Issuance of restricted stock units	102	4,211	(5,212)	—	(1,001)
Repurchase and retirement of common stock	(671)	(5,155)	—	(25,986)	(31,141)
Stock-based compensation	—	—	4,533	—	4,533
Cumulative effect of adopting lease standard	—	—	—	19,963	19,963
Dividends paid or payable, $0.24 per share	—	—	—	(5,106)	(5,106)
Net income	—	—	—	27,056	27,056
Balance, July 2, 2019	20,510	$—	$63,430	$260,806	$324,236

Balance, December 31, 2019	19,149	$—	$67,062	$223,225	$290,287
Issuance of common stock and warrant	3,500	64,002	3,394	—	67,396
Issuance of restricted stock units	107	5,345	(6,050)	—	(705)
Repurchase, retirement and reclassification of common stock	(495)	(69,347)	—	54,333	(15,014)
Stock-based compensation	—	—	3,812	—	3,812
Adjustment to dividends previously accrued	—	—	—	35	35
Net loss	—	—	—	(33,217)	(33,217)
Balance, June 30, 2020	22,261	$—	$68,218	$244,376	$312,594

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	June 30, 2020	July 2, 2019
Cash flows from operating activities:
Net (loss) income	$(33,217)	$27,056
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,698	35,481
Non-cash lease expense	14,416	13,576
Amortization of financing costs	85	—
Deferred income taxes	(24,024)	(1,607)
Stock-based compensation expense	3,783	4,379
Loss on disposal and impairment of assets	14,325	2,687
Changes in assets and liabilities:
Accounts and other receivables	8,201	15,401
Inventories, net	13	(456)
Prepaid expenses and other current assets	2,020	1,805
Other assets, net	(2,109)	(5,873)
Accounts payable	23,322	(509)
Accrued expenses	(16,877)	(10,352)
Operating lease obligations	(12,321)	(20,179)
Other liabilities	263	2,978
Net cash provided by operating activities	14,578	64,387

Cash flows from investing activities:
Purchases of property and equipment	(24,862)	(38,757)
Proceeds from sale of assets	4	—
Net cash used in investing activities	(24,858)	(38,757)

Cash flows from financing activities:
Borrowings on line of credit	672,200	516,500
Payments on line of credit	(648,400)	(511,500)
Payments of debt issuance costs	(735)	—
Proceeds from issuance of common stock	67,396	—
Taxes paid on vested stock units under employee plans	(705)	(1,002)
Proceeds from exercise of stock options	—	711
Cash dividends paid	(115)	(5,046)
Repurchases of common stock	(15,014)	(31,141)
Net cash provided by (used in) financing activities	74,627	(31,478)

Net increase (decrease) in cash and cash equivalents	64,347	(5,848)
Cash and cash equivalents, beginning of period	22,394	29,224
Cash and cash equivalents, end of period	$86,741	$23,376

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	June 30, 2020	July 2, 2019
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$998	$4,067
Cash paid for interest, net of capitalized interest	$3,034	$1,880
Cash paid for operating lease obligations	$28,735	$33,559
Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$12,101	$13,893
Property and equipment acquired and included in accounts payable	$3,348	$7,478
Stock-based compensation capitalized	$29	$154

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual amounts could differ from these estimates. Due to the severe impact of the global coronavirus (“COVID-19”) pandemic, operating results for the twenty-six weeks ended June 30, 2020 may not be indicative of operating results for the entire year.

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

Impact of the COVID-19 Pandemic

In early March 2020, the COVID-19 pandemic was declared to be a National Public Health Emergency, and the Centers for Disease Control and Prevention, as well as state and local legislative bodies and health departments, began issuing orders related to social distancing requirements, reduced restaurant seating capacity and other restrictions resulting in a significant reduction in traffic at our restaurants. By April, at the request of most state and local legislative bodies, we closed all of our dining rooms and began to operate in a take-out and delivery only capacity.

In response to these conditions and to increase liquidity and enhance financial flexibility, we drew down the remaining available balance on our revolving Credit Facility in late March. We also suspended (i) our quarterly cash dividends, (ii) our share repurchase activity, (iii) our 401(k) plan employer matching contributions, and (iv) the payment of rent on our leases. Additionally, in April, we temporarily laid off approximately 16,000 hourly team members, temporarily closed four of our restaurants, based on the evaluation of their off-premise sales and associated cash flows, and temporarily reduced restaurant support center salaries for all team members making over $100,000, as well as our Board of Directors. On April 30, 2020, we amended our Credit Facility to modify certain financial covenants through the first quarter of fiscal 2021. To further enhance our liquidity and financial position, on May 5, 2020, we completed a private sale of $70 million of our common stock and issued a warrant to purchase additional shares to one of the investors. See Note 10 for further information. Lastly, with the significant reduction in our revenues, we implemented and continue to implement cost savings initiatives. See the subsection below entitled “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q for further details.

In early May, states began allowing the re-opening of dining rooms in a limited capacity to adhere to social distancing guidelines. By the end of June, we had re-opened dining rooms in approximately 95% of our restaurants and re-opened three of our four temporarily closed locations. However, in early July, certain states, including California where 62 of our restaurants are located, ordered rollbacks of their dining room re-opening plans. As of August 3, 2020, we have 140 restaurants serving guests in our dining rooms in a limited capacity, and 68 of our restaurants serving guests outdoors only, while adhering to social distancing protocols. Takeout and delivery are available at all our open locations. To support the increase in dining room and outdoor dining, we have also recalled approximately 10,000 of our hourly team members who had previously been temporarily laid off.

The reduced cash flow projections resulting from the COVID-19 pandemic triggered an asset impairment analysis. We normally assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment on a restaurant by restaurant basis, or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. As a result of this trigger, we used the undiscounted cash flow method and assessed the recoverability by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the assets. We determine that a restaurant’s long-lived assets are impaired if the forecasted undiscounted cash flows is less than the carrying value of the restaurant’s assets. As a result of this analysis, we determined four of our restaurants were impaired and for the twenty-six weeks ended June 30, 2020, we recorded a $12.0 million charge to operating income for the amount by which the carrying value of the restaurant’s assets exceeded its fair value estimated using the discounted cash flow method. We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments, or what effect any such additional measures may have on our business. Any measure that encourages potential customers to stay in their homes, engage in social distancing or avoid larger gatherings of people is highly likely to be harmful to the dining industry in general and, consequently, our business, which may result in additional impairment charges.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to estimate credit losses. We adopted ASU 2016-13 on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This update clarifies the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2016-13 on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Our “BJ’s Premier Rewards Plus” customer loyalty program enables participants to earn points for qualifying purchases that can be redeemed for food and beverages in the future. We allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the revenues allocated to the points, less expected expirations, until such points are redeemed. We temporarily suspended loyalty point expirations in response to the COVID-19 pandemic.

The liability related to our gift card and loyalty program, included in “Accrued expenses,” on our Consolidated Balance Sheets is as follows (in thousands):

	June 30, 2020	December 31, 2019
Gift card liability	$13,895	$19,106
Deferred loyalty revenue	$9,255	$8,320

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Revenue recognized from gift card liability	$1,070	$1,978	$8,690	$9,583
Revenue recognized from customer loyalty program	$378	$3,083	$5,288	$7,156

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

Lease costs included in “Occupancy & operating” on the Consolidated Statements of (Loss) Income consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Lease cost	$13,791	$13,713	$27,641	$26,953
Variable lease cost	—	971	—	1,826
Contractual lease concessions	(311)	—	(26)	—
Total lease costs	$13,480	$14,684	$27,615	$28,779

In response to the impact of the COVID-19 pandemic on our operations, beginning April 1, 2020, we suspended the payment of rent and did not make lease payments under our existing lease agreements. During the suspension of payments, we continued to recognize expenses and liabilities for lease obligations and corresponding lease assets on the balance sheet in accordance with ASU 2016-02, Leases (Topic 842).

We have engaged in ongoing constructive discussions with our landlords regarding the potential restructuring of lease payments and rent concessions. The negotiated concessions primarily take the form of rent deferrals (full or partial) or abatements. In accordance with the relief issued in April 2020 by the FASB titled ASC Topic 842 and ASC Topic 840, Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, we did not recognize contractual rent concessions as a lease contract modification when the total payments required by the modified contract were substantially the same or less than total payments required by the original contract. Lease concessions that provided a substantial increase in the rights of the lessor or our obligations under the lease were accounted for as lease modifications in accordance with ASC Topic 842.

4.  LONG-TERM DEBT

Line of Credit

On April 30, 2020, we entered into an Amended Credit Facility (“Credit Facility”) with Bank of America, N.A. (“BofA”) and JPMorgan Chase Bank, N.A., to amend and restate our existing unsecured revolving line of credit (the “Line of Credit”) in response to disruptions arising from the COVID-19 pandemic and to modify certain financial covenants through the first quarter of fiscal 2021. On June 15, 2020, we further modified our Credit Facility to reduce our Line of Credit by $15.0 million, extend the maturity date by one year, change certain pricing and reset select covenant levels. Our Credit Facility now matures on November 18, 2022, and provides us with revolving loan commitments totaling $235 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. As of June 30, 2020, there were borrowings of $166.8 million and letters of credit totaling approximately $18.1 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $50.1 million as of June 30, 2020.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) LIBOR plus a percentage not to exceed 3.00% (with a floor on LIBOR of 1.00%), or (b) a percentage not to exceed 2.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, or (iii) one-month LIBOR plus 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA and lease expenses. The weighted average interest rate during the twenty-six weeks ended June 30, 2020 was approximately 3.5%.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a fixed charge coverage ratio and a lease adjusted leverage ratio. The testing of the fixed charge coverage ratio and lease adjusted leverage ratio have been suspended until the fourth fiscal quarter ending December 29, 2020, at which time modified fixed charge ratio and lease adjusted leverage ratio tests will resume. Additionally, through December 29, 2020, a monthly liquidity balance must be maintained, ranging from $50.5 million as of April 30, 2020, and decreasing to $3.0 million by the end of December 2020, including cash and cash equivalents and availability under the Line of Credit. At June 30, 2020, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees and unused commitment fees and interest on the Line of Credit, which are payable monthly. Interest expense and commitment fees under the Credit Facility for the twenty-six weeks ended June 30, 2020 and July 2, 2019 were approximately $3.4 million and $2.1 million, respectively. We also capitalized approximately $0.1 million of interest expense related to new restaurant construction during each of the twenty-six weeks ended June 30, 2020 and July 2, 2019. Additionally, for the twenty-six weeks ended June 30, 2020, we capitalized approximately $0.7 million of fees related to the amended and modified credit agreement, which will be amortized over the remaining term of the Credit Facility.

5.  NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the dilutive effect of equity awards. Diluted net income per share reflects the potential dilution that could occur if in-the-money warrants or stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units (“RSUs”) issued by us were to lapse (collectively, equity awards) using the treasury stock method. Performance-based RSUs are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and we include these contingently issuable shares in our diluted net (loss) income per share calculation. Once theses performance-based RSUs vest, they are included in our basic net (loss) income per share calculation.

The following table presents a reconciliation of basic and diluted net (loss) income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Numerator:
Net (loss) income	$(28,950)	$14,192	$(33,217)	$27,056
Denominator:
Weighted-average shares outstanding – basic	20,951	20,692	20,026	20,874
Dilutive effect of equity awards	—	307	—	358
Weighted-average shares outstanding – diluted	20,951	20,999	20,026	21,232

Net (loss) income per share:
Basic	$(1.38)	$0.69	$(1.66)	$1.30
Diluted	$(1.38)	$0.68	$(1.66)	$1.27

For the thirteen weeks ended June 30, 2020 and July 2, 2019, there were approximately 1.2 million and 0.3 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net (loss) income per share because they are anti-dilutive. For the twenty-six weeks ended June 30, 2020 and July 2, 2019, there were approximately 1.1 million and 0.3 million shares of common stock equivalents, respectively, that were excluded from the calculation of diluted net (loss) income per share because they are anti-dilutive.

6.  RELATED PARTY

James Dal Pozzo, the Chairman of the Board of the Jacmar Companies (“Jacmar”), is a member of our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States, was our largest distributor of food, beverage, paper products and supplies from 2006 through June 30, 2020. Our contract with DMA expired on June 30, 2020. Effective June 1, 2020, after conducting an extensive request for proposal process and evaluation, we entered into an agreement with US Foods, replacing DMA. The new agreement expires in July 2023.

Through June 30, 2020, Jacmar serviced our restaurants in California and Nevada, while other DMA distributors serviced our restaurants in all other states. Under the terms of our agreement with DMA, Jacmar was required to sell products to us at the same prices as the other DMA distributors. Jacmar did not provide us with any produce, liquor, wine or beer products, all of which were provided by other third party vendors and included in “Cost of sales” on the Consolidated Statements of (Loss) Income. Effective July 1, 2020, with the expiration of our DMA agreement, Jacmar is no longer considered a related party.

The cost of food, beverage, paper products and supplies provided by Jacmar included within restaurant operating costs consisted of the following (in thousands):

	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
	June 30, 2020		July 2, 2019		June 30, 2020		July 2, 2019
Cost of sales:
Third party suppliers	$22,037	68.9%	$54,431	70.8%	$67,724	70.7%	$105,995	70.6%
Jacmar	9,951	31.1	22,430	29.2	28,070	29.3	44,192	29.4
Total cost of sales	$31,988	100.0%	$76,861	100.0%	$95,794	100.0%	$150,187	100.0%

Occupancy and operating:
Third party suppliers	$43,999	96.0%	$62,102	96.3%	$103,054	96.2%	$121,266	96.2%
Jacmar	1,849	4.0	2,391	3.7	4,058	3.8	4,818	3.8
Total occupancy and operating	$45,848	100.0%	$64,493	100.0%	$107,112	100.0%	$126,084	100.0%

The amounts included in accounts payables related to Jacmar consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Third party suppliers	$39,003	$20,879
Jacmar	4,013	2,543
Total accounts payable	$43,016	$23,422

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

Under the Plan, we issue time-based and performance-based RSUs and non-qualified stock options to vice presidents and above on an annual basis, as well as new hires who are given the option between receiving their full grant as a time-based RSU or split half and half between non-qualified stock options and time-based RSUs. We issue time-based RSUs to our other support employees, and we issue time-based RSUs and/or non-qualified stock options to non-employee members of our Board of Directors. We also issue RSUs, and previously issued non-qualified stock options, in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen managers, directors of operations and directors of kitchen operations. GSSOP grants are dependent on the length of each participant’s service with us and position. All GSSOP participants are required to remain in good standing during their vesting period.

The Plan permits our Board of Directors to set the vesting terms and exercise period for awards at its discretion. Stock options and time-based RSUs vest ratably over one, three or five years for non-GSSOP participants and either cliff vest at five years or cliff vest at 33% on the third anniversary and 67% on the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary of the grant date in an amount from 0% to 150% of the grant quantity, dependent on the level of performance achieved compared to the target.

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Labor and benefits	$692	$556	$1,321	$1,014
General and administrative	$1,547	$1,739	$2,462	$3,365
Capitalized (1)	$—	$76	$29	$154

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	June 30, 2020	July 2, 2019
Expected volatility	33.5%	34.5%
Risk free interest rate	1.6%	2.5%
Expected option life	5 years	5 years
Dividend yield	1.5%	1.5%
Fair value of options granted	$10.38	$15.67

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

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2019	645	$41.09	340	$38.96
Granted	161	38.37
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2020	806	$40.55	501	$39.90

As of June 30, 2020, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.5 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2019	509	$43.65
Granted	148	31.96
Released	(98)	44.96
Forfeited	(15)	44.30
Outstanding at June 30, 2020	544	$40.23

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of June 30, 2020, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $10.9 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2019	105	$41.42
Granted	42	38.90
Released	(29)	35.95
Forfeited	(9)	35.95
Outstanding at June 30, 2020	109	$42.39

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed based on management’s current estimate of the level that the performance goal will be achieved. As of June 30, 2020, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $2.0 million, which is generally expected to be recognized over the next three years.

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

Our effective income tax rate for the twenty-six weeks ended June 30, 2020, reflected a 41.7% tax benefit rate. The recorded tax benefit was greater than the tax benefit calculated at the statutory tax rate primarily due to FICA Tip Credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%. The 14% rate benefit between the current tax rate of 21% versus the NOL carryback year of 35% is reflected partially in the annual effective tax rate and partially as a discrete item in the March 31, 2020 tax rate for the portion related to 2019 temporary deductible tax differences that are estimated to reverse in 2020 and become part of the 2020 loss carryback.

As of June 30, 2020, we had unrecognized tax benefits of approximately $1.5 million, of which approximately $1.0 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Twenty-Six Weeks Ended
	June 30, 2020	July 2, 2019
Gross unrecognized tax benefits at beginning of year	$1,345	$1,532
Increases for tax positions taken in prior years	148	—
Decreases for tax positions taken in prior years	—	(7)
Increases for tax positions taken in the current year	22	49
Gross unrecognized tax benefits at end of year	$1,515	$1,574

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of June 30, 2020, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2015.

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

10.  SHAREHOLDERS’ EQUITY

Private Placement

On May 5, 2020, we completed the sale of $70 million of our common stock to certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser, and to Act III Holdings, LLC (“Act III,” and collectively “the investors”). The investors purchased a total of 3,500,000 shares of BJ’s Restaurants common stock for $20.00 per share in a private placement under Section 4(2) of the Securities Act of 1933, as amended. The Company also issued a five year warrant to purchase 875,000 shares of our common stock with an exercise price of $27.00 per share to Act III. In addition, Act III was granted the right to nominate one director to the Company’s board of directors for so long as it satisfies certain ownership thresholds. The warrant expires on May 4, 2025, five years following the issuance.

We valued the common stock and the warrant issued based on their relative fair values. The fair value of the warrant was estimated using the Black-Scholes pricing model. We recorded the net proceeds of $64.0 million related to the 3,500,000 shares of common stock to “Retained earnings” on our Consolidated Balance Sheets and the net proceeds of $3.4 million related to the warrant to “Capital surplus” on our Consolidated Balance Sheets.

Stock Repurchases

During the twenty-six weeks ended June 30, 2020, we repurchased and retired approximately 0.5 million shares of our common stock at an average price of $30.33 per share for a total of $15.0 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of June 30, 2020, we have approximately $24.4 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. We have suspended our repurchase program until the Board determines that resumption of repurchases is in the best interest of the Company and its shareholders and is permitted by our Credit Facility.

Cash Dividends

The Company’s Board of Directors has suspended quarterly cash dividends (including cancelling the dividend of $0.13 per share declared on February 18, 2020) until it is determined that resumption of dividend payments is in the best interest of the Company and its shareholders and is permitted by our Credit Facility.

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

These “forward-looking” statements are subject to risks and uncertainties, including financial, regulatory, consumer behavior, demographic, industry growth and trend projections, that may cause actual events or results to differ materially from those expressed or implied by the statements. Significant factors that may prevent us from achieving our stated goals include, but are not limited to:

•

Health concerns arising from outbreaks of viruses, such as coronavirus, or other diseases, or regional or global health pandemics and any resulting government response may adversely affect our business.

•	Changes in off premise sales may affect our revenues, operating results and liquidity.
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

GENERAL

As of August 3, 2020, we own and operate 209 restaurants located in the 29 states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas,

Virginia and Washington. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes. Due to the COVID-19 pandemic and the related restrictions, one of our 209 restaurants remains temporarily closed, 140 of our restaurants are serving guests in our dining rooms in a limited capacity, and 68 of our restaurants are serving guests only on the patio or in other outdoor seating, while adhering to social distancing protocols. Additionally, all of our currently open restaurants offer take-out and delivery. Over the next several months, national, state and local jurisdictions could begin easing their restrictions on businesses; however, there are no assurances that easing of these restrictions will result in us returning to sales and profit levels we experienced prior to the COVID-19 pandemic. Additionally, the easing of these restrictions may continue to contain certain limitations to dining room capacity, social distancing regulations, personal protective equipment requirements and associated costs, operating hour restrictions and other limitations, and other restrictions or costs on our business that may prevent us from returning to prior sales and profit levels we experienced prior to the COVID-19 pandemic. Additionally, there is no guarantee that state and local jurisdictions will ease their restrictions prior to any vaccine or therapeutics becoming widely available, or that states or local jurisdictions that do ease their restrictions do not reverse or roll-back their restrictions.

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

In 1996, we introduced our own proprietary craft beers and expanded the BJ’s concept from its beginnings as a small pizzeria to a full-service, high energy casual dining restaurant when we opened our first large format restaurant including our own internal brewing operations in Brea, California. Today our restaurants feature a wide variety of menu offerings including: slow roasted entrees, such as, prime rib and tri-tip; EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon; our original signature deep-dish pizza; the often imitated, but never replicated world-famous Pizookie® dessert; and our award-winning BJ’s proprietary craft beers. Due to the COVID-19 pandemic, dine-in service is currently not available in a majority of our restaurants and menu offerings and hours have been limited.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of (Loss) Income expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended June 30, 2020 and July 2, 2019, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.0	25.5	25.0	25.4
Labor and benefits	40.2	36.0	40.6	36.1
Occupancy and operating	35.8	21.4	28.0	21.3
General and administrative	11.3	5.3	6.8	5.6
Depreciation and amortization	14.3	5.9	9.6	6.0
Restaurant opening	0.1	0.2	0.2	0.2
Loss on disposal and impairment of assets	8.9	0.3	3.7	0.5
Total costs and expenses	135.7	94.8	114.0	95.0
(Loss) income from operations	(35.7)	5.2	(14.0)	5.0

Other (expense) income:
Interest expense, net	(1.5)	(0.4)	(0.9)	(0.4)
Other income (expense), net	1.3	—	—	0.2
Total other (expense) income	(0.2)	(0.3)	(0.9)	(0.2)
(Loss) income before income taxes	(35.9)	4.9	(14.9)	4.8

Income tax (benefit) expense	(13.3)	0.2	(6.2)	0.3
Net (loss) income	(22.6)%	4.7%	(8.7)%	4.6%

Thirteen Weeks Ended June 30, 2020 Compared to Thirteen Weeks Ended July 2, 2019

Revenues.  Total revenues decreased by $173.1 million, or 57.5%, to $128.0 million during the thirteen weeks ended June 30, 2020, from $301.1 million during the comparable thirteen week period of 2019. The decrease in revenues primarily consisted of a 57.2%, or $167.1 million, decrease in comparable restaurant sales, coupled with a $0.1 million decrease in sales from new restaurants not yet in our comparable restaurant sales base and $3.5 million related to restaurants temporarily closed due to the COVID-19 pandemic. This decrease in comparable restaurant sales resulted from a decrease in customer traffic of approximately 55.4%, coupled with a decrease in average check of approximately 1.8%. The decrease in customer traffic is due to the COVID-19 pandemic and the curtailment of our dine-in restaurant operations, and the decrease in average check is due to our menu mix and sales channels, which focused heavily on our deep dish pizza and family feast menu offerings for off premise sales.

Cost of Sales.  Cost of sales decreased by $44.9 million, or 58.4%, to $32.0 million during the thirteen weeks ended June 30, 2020, from $76.9 million during the comparable thirteen week period of 2019. This decrease was primarily due to the reduction in sales as a result of the COVID-19 pandemic, partially offset by costs related to the six new restaurants opened since the thirteen weeks ended July 2, 2019. As a percentage of revenues, cost of sales decreased to 25.0% for the current thirteen week period from 25.5% for the prior year comparable period. This percentage decrease is primarily due to menu mix from our limited menu which focused heavily on our deep dish pizza and our family feast menu offerings, which have a lower cost of sales, offset by lower alcohol sales as a result of the COVID-19 pandemic.

Labor and Benefits.  Labor and benefit costs for our restaurants decreased by $57.0 million, or 52.5%, to $51.5 million during the thirteen weeks ended June 30, 2020, from $108.5 million during the comparable thirteen week period of 2019. This decrease was primarily due to a reduction in labor hours and benefits resulting from our dining room closures and efficiencies from our limited menu, partially offset by expenses related to the six new restaurants opened since the thirteen weeks ended July 2, 2019. As a percentage of revenues, labor and benefit costs increased to 40.2% for the current thirteen week period from 36.0% for the prior year comparable period. This percentage increase is primarily due to the deleveraging of certain fixed labor costs, including manager salaries, resulting from a lower revenue base as a result of the COVID-19 pandemic. Included in labor and benefits for the thirteen weeks ended June 30, 2020 and July 2, 2019, was approximately $0.7 million and $0.6 million, respectively, or 0.5% and 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members. This increase, as a percentage of revenues, is primarily due to a lower revenue base.

Occupancy and Operating.  Occupancy and operating expenses decreased by $18.6 million, or 28.9%, to $45.8 million during the thirteen weeks ended June 30, 2020, from $64.5 million during the comparable thirteen week period of 2019. This decrease was primarily due to cost savings measures related to the COVID-19 pandemic, coupled with less corporate marketing expenses and lower merchant credit card fees and percentage rent due to lower revenue, partially offset by higher commissions to third party delivery companies as a result of increased off-premise sales and expenses related to the six new restaurants opened since the thirteen weeks ended July 2, 2019. As a percentage of revenues, occupancy and operating expenses increased to 35.8% for the current thirteen week period from 21.4% for the prior year comparable period. This percentage increase was primarily due to the deleveraging of certain fixed operating and occupancy costs over a lower revenue base as a result of the COVID-19 pandemic.

General and Administrative.  General and administrative expenses decreased by $1.5 million, or 9.5%, to $14.5 million during the thirteen weeks ended June 30, 2020, from $16.0 million during the comparable thirteen week period of 2019. This decrease was primarily from lower costs related to restaurant support center salaries, incentive compensation expense, meeting and related costs and cost savings measures related to the COVID-19 pandemic, partially offset by an increase in deferred compensation expense related to gains in the equity markets during the quarter. This deferred compensation expense increase is offset by higher other income included in “Other income (expense), net” on our Unaudited Consolidated Statements of (Loss) Income related to an increase in the cash surrender value of our life insurance policies under our deferred compensation plan. Included in general and administrative costs for the thirteen weeks ended June 30, 2020 and July 2, 2019, was approximately $1.5 million and $1.7 million, respectively, or 1.2% and 0.6% of revenues, respectively, of stock-based compensation expense. This increase, as a percentage of revenues, is primarily due to a lower revenue base. As a percentage of revenues, general and administrative expenses increased to 11.3% for the current thirteen week period from 5.3% for the prior year comparable period. This percentage increase was primarily due to deleveraging from a lower revenue base as a result of the COVID-19 pandemic.

Depreciation and Amortization. Depreciation and amortization increased by $0.5 million, or 2.9%, to $18.4 million during the thirteen weeks ended June 30, 2020, compared to $17.8 million during the comparable thirteen week period of 2019. This increase was primarily due to depreciation expense related to the six new restaurants opened since the thirteen weeks ended July 2, 2019. As a percentage of revenues, depreciation and amortization increased to 14.3% for the current thirteen week period from 5.9% for the prior year comparable period. This increase is primarily due to a lower revenue base as a result of the COVID-19 pandemic.

Restaurant Opening.  Restaurant opening expense decreased by $0.5 million, or 75.1%, to $0.2 million during the thirteen weeks ended June 30, 2020, compared to $0.6 million during the comparable thirteen week period of 2019. This decrease is primarily due to the timing of our restaurant openings during the period. We did not open any restaurants during the thirteen weeks ended June 30, 2020, compared to two restaurant openings during the thirteen weeks ended July 2, 2019.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $11.4 million during the thirteen weeks ended June 30, 2020, and $1.0 million during the comparable thirteen week period of 2019. For the thirteen weeks ended June 30, 2020, these costs primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to three of our restaurants, coupled with a charge to reserve for beer spoilage due to the sudden decrease in draft beer sales as a result of the COVID-19 pandemic. Our reduced cash flow projections due to the COVID-19 pandemic triggered an impairment analysis for the three restaurants. As a result of this analysis, we determined that the carrying value of the assets exceeded fair value, and therefore, we recorded a charge in the amount of $9.7 million to reduce the carrying value of those restaurants. Additionally, we recorded a $1.2 million charge to reserve for beer that will expire prior to being sold. Due to the uncertainty of when our restaurant dining rooms will re-open and at what sales and cash flow levels, we may incur additional impairment charges for our restaurants and our goodwill. For the comparable thirteen week period of 2019, these costs were primarily related to the disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net.  Interest expense, net, increased by $0.9 million to $1.9 million during the thirteen weeks ended June 30, 2020, compared to $1.1 million during the comparable thirteen week period of 2019. This increase was primarily due to a higher average debt balance during the thirteen weeks ended June 30, 2020, compared to the comparable thirteen week period of 2019.

Other Income (Expense), Net.  Other income (expense), net, increased by $1.5 million to $1.7 million of income during the thirteen weeks ended June 30, 2020, compared to $0.1 million of income during the comparable thirteen week period of 2019. This increase was primarily due to the increase in the cash surrender value of certain life insurance policies under our deferred compensation plan. This increase offsets the related deferred compensation expense impact included in “General and administrative” expenses on our Unaudited Consolidated Statements of (Loss) Income.

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

Our effective income tax rate for the thirteen weeks ended June 30, 2020, reflected a 37.1% tax benefit rate compared to a 4.3% expense rate for the comparable thirteen week period of 2019. The recorded tax benefit for the thirteen weeks ended June 30, 2020, was greater than the statutory income tax rate primarily due to FICA Tip Credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%. The 14% rate benefit between the current tax rate of 21% versus the NOL carryback year of 35% is reflected partially in the annual effective tax rate and partially as a discrete item in the March 31, 2020 tax rate for the portion related to 2019 temporary deductible tax differences that are estimated to reverse in 2020 and become part of the 2020 loss carryback. The prior year effective tax rate was below the statutory rate primarily due to tax credits and excess tax deductions realized for share based compensation.

Twenty-Six Weeks Ended June 30, 2020 Compared to Twenty-Six Weeks Ended July 2, 2019

Revenues.  Total revenues decreased by $209.0 million, or 35.3%, to $382.6 million during the twenty-six weeks ended June 30, 2020, from $591.6 million during the comparable twenty-six week period of 2019. The decrease in revenues primarily consisted of a 36.5%, or $211.8 million, decrease in comparable restaurant sales, partially offset by an $8.1 million increase in sales from new restaurants not yet in our comparable restaurant sales base and $3.5 million related to restaurants temporarily closed due to the COVID-19 pandemic. This decrease in comparable restaurant sales resulted from a decrease in customer traffic of approximately 36.4%, coupled with a slight decrease in average check of approximately 0.1%. The decrease in customer traffic is due to the COVID-19 pandemic and the curtailment of our dine-in restaurant operations.

Cost of Sales.  Cost of sales decreased by $54.4 million, or 36.2%, to $95.8 million during the twenty-six weeks ended June 30, 2020, from $150.2 million during the comparable twenty-six week period of 2019. This decrease was primarily due to the reduction in sales as a result of the COVID-19 pandemic, partially offset by costs related to the six new restaurants opened since the twenty-six weeks ended July 2, 2019. As a percentage of revenues, cost of sales decreased to 25.0% for the current twenty-six week period from 25.4% for the prior year comparable period. This percentage decrease is primarily due to favorable menu mix related to our limited menu which focused on our deep dish pizza and our family feast offerings as a result of the COVID-19 pandemic.

Labor and Benefits.  Labor and benefit costs for our restaurants decreased by $58.4 million, or 27.3%, to $155.4 million during the twenty-six weeks ended June 30, 2020, from $213.7 million during the comparable twenty-six week period of 2019. This decrease was due to the reduction in sales as a result of the COVID-19 pandemic, coupled with the reduction in labor hours and benefits resulting from our dining room closures, partially offset by expenses related to the six new restaurants opened since the twenty-six weeks ended July 2, 2019, and our decision to pay accrued sick, vacation and emergency paid time off to the approximately 16,000 hourly restaurant employees who were temporarily laid off in late March 2020. As a percentage of revenues, labor and benefit costs increased to 40.6% for the current twenty-six week period from 36.1% for the prior year comparable period. This percentage increase is primarily due to the deleveraging of certain fixed labor costs, including manager salaries and benefits, resulting from a lower revenue base, partially offset by less dining room and kitchen hourly labor as the majority of our sales moved to the off-premise channel, coupled with efficiencies from our limited menu offerings. Included in labor and benefits for the twenty-six weeks ended June 30, 2020 and July 2, 2019, was approximately $1.3 million and $1.0 million, respectively, or 0.3% and 0.2%, of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses decreased by $19.0 million, or 15.0%, to $107.1 million during the twenty-six weeks ended June 30, 2020, from $126.1 million during the comparable twenty-six week period of 2019. This decrease was primarily due to cost savings measures related to the COVID-19 pandemic, coupled with lower merchant credit card fees due to lower revenue, partially offset by higher commissions to third party delivery companies as a result of increased off-premise sales, increased costs related to personal protective equipment and additional cleaning supplies, and expenses related to the six new restaurants opened since the twenty-six weeks ended July 2, 2019. As a percentage of revenues, occupancy and operating expenses increased to 28.0% for the current twenty-six week period from 21.3% for the prior year comparable period. This percentage increase was primarily due to the deleveraging of certain fixed operating and occupancy costs over a lower revenue base as a result of the COVID-19 pandemic.

General and Administrative.  General and administrative expenses decreased by $6.8 million, or 20.7%, to $26.1 million during the twenty-six weeks ended June 30, 2020, from $32.9 million during the comparable twenty-six week period of 2019. This decrease was primarily due to lower incentive compensation and deferred compensation expense, coupled with lower meeting and related costs due to the closure of our restaurant support center and lower restaurant support center salaries as a result of our previously announced salary reductions due to the COVID-19 pandemic. The deferred compensation expense decrease is offset by lower other income included in “Other (expense) income, net” on our Unaudited Consolidated Statements of (Loss) Income related to a decrease in the cash surrender value of our life insurance policies under our deferred compensation plan. Included in general and administrative costs for the twenty-six weeks ended June 30, 2020 and July 2, 2019, was approximately $2.5 million and $3.4 million, respectively, or 0.6% of revenues of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 6.8% for the current twenty-six week period from 5.6% for the prior year comparable period. This percentage increase was primarily due to deleveraging from a lower revenue base as a result of the COVID-19 pandemic.

Depreciation and Amortization. Depreciation and amortization increased by $1.2 million, or 3.4%, to $36.7 million during the twenty-six weeks ended June 30, 2020, compared to $35.5 million during the comparable twenty-six week period of 2019. This increase was primarily due to depreciation expense related to the six new restaurants opened since the twenty-six weeks ended July 2, 2019. As a percentage of revenues, depreciation and amortization increased to 9.6% for the current twenty-six week period from 6.0% for the prior year comparable period. This increase is primarily due to a lower revenue base as a result of the COVID-19 pandemic.

Restaurant Opening.  Restaurant opening expense decreased by $0.4 million, or 34.4%, to $0.7 million during the twenty-six weeks ended June 30, 2020, compared to $1.1 million during the comparable twenty-six week period of 2019. This decrease is primarily due to the delay or cancelation of our restaurant openings for fiscal 2020. We opened one restaurant during the twenty-six weeks ended June 30, 2020, compared to three restaurants during the twenty-six weeks ended July 2, 2019.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $14.3 million during the twenty-six weeks ended June 30, 2020, and $2.7 million during the comparable twenty-six week period of 2019. For the twenty-six weeks ended June 30, 2020, these costs primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to four of our restaurants, coupled with a charge to reserve for beer spoilage due to the sudden decrease in draft beer sales as a result of the COVID-19 pandemic. Our reduced cash flow projections due to the COVID-19 pandemic triggered an impairment analysis for the four restaurants. As a result of this analysis, we determined that the carrying value of the assets exceeded fair value and, therefore, we recorded a charge in the amount of $12.0 million to reduce the carrying value of these restaurants. Additionally, we recorded a $1.2 million charge to reserve for beer that will expire prior to being sold. Due to the uncertainty of when our restaurant dining rooms will re-open and at what sales and cash flow levels, we may incur additional impairment charges for our restaurants and our goodwill. For the comparable twenty-six week period of 2019, these costs were primarily related to the disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net.  Interest expense, net, increased by $1.3 million to $3.4 million during the twenty-six weeks ended June 30, 2020, compared to $2.1 million during the comparable twenty-six week period of 2019. This increase was primarily due to a higher average debt balance during the twenty-six weeks ended June 30, 2020, compared to the comparable twenty-six week period of 2019.

Other Income (Expense), Net.  Other income (expense), net, decreased by $1.3 million to $0.04 million of expense during the twenty-six weeks ended June 30, 2020, compared to $1.2 million of income during the comparable twenty-six week period of 2019. This decrease was primarily due to the decrease in the cash surrender value of certain life insurance policies under our deferred compensation plan. This decrease offsets the related deferred compensation expense impact included in “General and administrative” expenses on our Unaudited Consolidated Statements of (Loss) Income.

Income Tax Benefit. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in 2018, 2019 and 2020, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expense, and technical amendments regarding the expensing of qualified improvement property (“QIP”). As a result of the CARES Act, the Company is able to carryback losses generated in 2020, and reduce taxes payable for accelerated depreciation on qualified improvements property in 2018 and 2019.

Our effective income tax rate for the twenty-six weeks ended June 30, 2020, reflected a 41.7% tax benefit rate compared to a 5.5% expense rate for the comparable twenty-six week period of 2019. The recorded tax benefit for the twenty-six weeks ended June 30, 2020, was greater than the statutory income tax rate primarily due to FICA Tip Credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%. The 14% rate benefit between the current tax rate of 21% versus the NOL carryback year of 35% is reflected partially in the annual effective tax rate and partially as a discrete item in the March 31, 2020 tax rate for the portion related to 2019 temporary deductible tax differences that are estimated to reverse in 2020 and become part of the 2020 loss carryback. The prior year effective tax rate was below the statutory rate primarily due to tax credits and excess tax deductions realized for share based compensation

LIQUIDITY AND CAPITAL RESOURCES

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$86,741	$22,394
Net working capital	$(43,202)	$(93,826)
Current ratio	0.7:1.0	0.4:1.0

As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we have reevaluated all aspects of our spending and continue to focus on cash flow generation. We anticipate opening one additional restaurant later this year. We have delayed or canceled all other future restaurant openings and we have also been in discussion with our landlords regarding restructuring of rent payments to defer or abate (partially or fully) rent payments or to amend our lease terms. We will continue to work with our landlords in this manner. We will also continue to review all of our capital projects to ensure that we are only spending on projects that are deemed to be essential in the current environment and we have taken steps to limit spending on operating expenses. Currently, we have no intention to repurchase shares or pay dividends during the remainder of fiscal 2020, or until it is determined that it is in the best interest of the Company and its shareholders and that it is permitted under our Credit Facility. We will review and, when appropriate, adjust our overall approach to capital allocation as we know more about the length and severity of the COVID-19 pandemic and how the post-pandemic recovery will unfold.

Based upon the current level of operations and reduction on new restaurant openings and other capital expenditure initiatives, we believe that our current cash and cash equivalents and our recently completed $70 million private placement of common stock will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months. As of June 30, 2020, we have approximately $86.7 million of cash on our balance sheet, with an additional $50.1 million of borrowings available under our Credit Facility, and we are taking what we believe to be necessary and appropriate measures to control costs and maximize liquidity. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Twenty-Six Weeks Ended
	June 30, 2020	July 2, 2019
Net cash provided by operating activities	$14,578	$64,387
Net cash used in investing activities	(24,858)	(38,757)
Net cash provided by (used in) financing activities	74,627	(31,478)
Net increase (decrease) in cash and cash equivalents	$64,347	$(5,848)

Operating Cash Flows

Net cash provided by operating activities was $14.6 million during the twenty-six weeks ended June 30, 2020, representing a $49.8 million decrease from the $64.4 million provided during the twenty-six weeks ended July 2, 2019. The decrease over the prior year is primarily due to our net loss as compared to net income, the timing of payments related to accrued expenses and accounts and other receivables collections, partially offset by accounts payable payments.

Investing Cash Flows

Net cash used in investing activities was $24.9 million during the twenty-six weeks ended June 30, 2020, representing a $13.9 million decrease from the $38.8 million used during the twenty-six weeks ended July 2, 2019. The decrease over prior year is primarily due to the delay or cancelation of new restaurant openings, coupled with the suspension of unessential capital expenditures due to the COVID-19 pandemic.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Twenty-Six Weeks Ended
	June 30, 2020	July 2, 2019
New restaurants	$13,577	$25,547
Restaurant maintenance and key productivity initiatives	9,668	12,637
Restaurant and corporate systems	1,617	573
Total capital expenditures	$24,862	$38,757

As of August 3, 2020, we have opened one new restaurant and anticipate opening one additional restaurant later this year. While we have delayed or canceled the remainder of our new restaurant openings for fiscal 2020, we had incurred construction costs prior to the COVID-19 pandemic for additional restaurant locations. We have also reduced capital expenditures for existing restaurants.

Financing Cash Flows

Net cash provided by financing activities was $74.6 million during the twenty-six weeks ended June 30, 2020, representing a $106.1 million increase from the $31.5 million used during the twenty-six weeks ended July 2, 2019. This increase is primarily due to additional borrowings on our Line of Credit coupled with the net proceeds from the sale of our common stock through a private placement in May 2020. See Note 10 of Notes to Unaudited Consolidated Financial Statements in Part I, Item I of this report for further information regarding our private placement.

See Note 4 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for further information on our Credit Facility. Prior to amending and restating our Credit Facility and subsequently modifying it, in an abundance of caution and as a result of the current circumstances with the COVID-19 pandemic, we drew down all remaining amounts under our Line of Credit in late March 2020 before repaying back a portion of it. We have also been taking all necessary and appropriate steps to maximize our liquidity as we manage our business through the current environment. In addition to drawing down on our line, we sold $70 million of our common stock on May 5, 2020, eliminated all capital and non-essential spending, including delaying or cancelling our new restaurant openings for fiscal 2020, and have suspended future quarterly dividends and the repurchase of shares, as well as 401(k) plan employer matching contributions. While we believe we have sufficient liquidity with our current capital position for the next twelve months, we will continue to monitor and evaluate all financing alternatives as these unprecedented events evolve.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 30, 2020, we are not involved in any off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment on a restaurant by restaurant basis, or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The reduced cash flow projections resulting from the COVID-19 pandemic triggered an impairment analysis by us. We used the undiscounted cash flow method and assessed the recoverability by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the assets. We determine that a restaurant’s long-lived assets are impaired if the forecasted undiscounted cash flows is less than the carrying value of the restaurant’s assets. As a result of this analysis, we determined four of our restaurants were impaired and for the twenty-six weeks ended June 30, 2020, we recorded a $12.0 million charge to operating income for the amount by which the carrying value of the restaurant’s assets exceeded its fair value estimated using the discounted cash flow method. We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments, or what effect any such additional measures may have on our business. Any measure that encourages potential customers to stay in their homes, engage in social distancing or avoid larger gatherings of people is highly likely to be harmful to the dining industry in general and, consequently, our business, which may result in additional impairment charges.

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate impairment may have occurred. We determined that the reduced cash flow projections as a result of the COVID-19 pandemic indicate that an impairment loss may have been incurred. Therefore, we qualitatively assessed whether it was more likely than not that the goodwill was impaired as of June 30, 2020. Based on our interim impairment assessment as of June 30, 2020, we have determined that our goodwill is not impaired. However, we are unable to predict how long these conditions will persist, what additional measures may be introduced by governments, or what effect any such additional measures may have on our business. Any measure that encourages potential customers to stay in their homes, engage in social distancing or avoid larger gatherings of people is highly likely to be harmful to the dining industry in general and, consequently, our business, which may result in additional impairment charges.

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Form 10-K. During the twenty-six weeks ended June 30, 2020, there were no significant changes in our critical accounting policies.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $235 million Credit Facility, of which $166.8 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, which is currently suspended, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $1.3 million annual impact on our net (loss) income.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

These risk factors are intended to be an update to the Risk Factors found in our 2019 Form 10-K.

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

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as coronavirus (“COVID-19”), norovirus, Avian Flu or “SARS,” and H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” Currently, the global pandemic resulting from the outbreak of the novel COVID-19 has disrupted our restaurant operations beginning in early March 2020. As of the date and time of this Form 10-Q, the majority of our restaurants are operating with limited dine-in seating and/or in a take-out and delivery only capacity, with limited hours and menus. One of our restaurants remains temporarily closed. Local governmental restrictions and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause, consumers to avoid or limit gatherings in public places or social interactions, which could continue to adversely affect our business. In addition, our ability to maintain our supply chain and labor force may become challenging as a result of the COVID-19 pandemic. We cannot predict the duration or scope of the COVID-19 pandemic or when un-restricted operations will return. Additionally, due to the restrictions placed on our operations, we may temporarily close more restaurants or dining rooms until local restrictions are lifted. We expect the COVID-19 pandemic to negatively impact our financial results, and such impact could be material to our financial results, condition and prospects based on its longevity and severity.

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

Changes in off premise sales may affect our revenues, operating results and liquidity.

As a result of the COVID-19 pandemic, a higher portion of our sales are from the off-premise channel and are now material to our business. Delivery from our restaurants is primarily accomplished by utilizing third party delivery companies. These third party delivery companies require us to pay them a commission, which lowers our profit margin on those sales. Any negative press, whether true or not, regarding third party delivery companies or a decline in their business model may negatively impact our sales. If these third party delivery companies cease doing business with us, or cannot make their scheduled deliveries, or do not continue their relationship with us on favorable terms, it will have a negative impact on sales or result in increased third party delivery fees.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Due to the COVID-19 pandemic, our share repurchase program is currently suspended until it is in the best interest of the Company and its shareholders to resume, and is permitted by our Credit Facility. As of June 30, 2020, we have cumulatively repurchased shares valued at approximately $475.6 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $15.0 million during the twenty-six weeks ended June 30, 2020. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of June 30, 2020, we have approximately $24.4 million available under our share repurchase plan. Our amended Credit Facility restricts our ability to pay dividends or conduct stock repurchases; therefore, we have suspended our repurchase program until it is permitted by our Credit Facility and the Board determines that resumption of repurchases is in the best interest of the Company and its shareholders.

The following table sets forth information with respect to the repurchase of common shares during the twenty-six weeks ended June 30, 2020:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/20 – 01/28/20	—	$—	—	$—	$39,452,344
01/29/20 – 02/25/20	—	$—	—	$—	$39,452,344
02/26/20 – 03/31/20	494,948	$30.33	494,948	$—	$24,438,776
04/01/20 – 04/28/20	—	$—	—	$—	$24,438,776
04/29/20 – 05/26/20	—	$—	—	$—	$24,438,776
05/27/20 – 06/30/20	—	$—	—	$—	$24,438,776
Total	494,948	$—	494,948

(1)	Period information is presented in accordance with our fiscal months during the twenty-six weeks ended June 30, 2020.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1

Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB‑2A filed with the Securities and Exchange Commission on August 22, 1996 (File No. 3335182‑LA).

10.1

Third Amended and Restated Credit Agreement, dated April 30, 2020, among the Company and Bank of America, N.A. and the other lenders identified therein, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 4, 2020.

10.2

Securities Purchase Agreement, dated May 1, 2020, among the Company and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on May 4, 2020.

10.3	Securities Purchase Agreement, dated May 1, 2020, between the Company and SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.3 of the Form 8-K filed on May 4, 2020.
10.4

Form of Registration Rights Agreement among the Company and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser, incorporated by reference to Exhibit 10.4 of the Form 8-K filed on May 4, 2020.

10.5	Form of Registration Rights Agreement between the Company and SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.5 of the Form 8-K filed on May 4, 2020.
10.6	Form of Investor Rights Agreement between the Company and SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.6 of the Form 8-K filed on May 4, 2020.

10.7	Form of Common Stock Purchase Warrant in favor of SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.7 of the Form 8-K filed on May 4, 2020.
10.8

First Amendment to Third Amended and Restated Credit Agreement, dated June 15, 2020, among the Company and Bank of America, N.A. and the other lenders identified therein, incorporated by reference to Exhibit 10.1 of the Form 8-k filed on June 17, 2020.

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

BJ’S RESTAURANTS, INC.
(Registrant)

August 3, 2020	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)