Form 10-Q
period 2020-09-29
BJs RESTAURANTS INC
filed 2020-11-02
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2020

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

As of October 30, 2020, there were 22,316,810 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 29, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,924	$22,394
Accounts and other receivables, net	13,964	22,197
Inventories, net	9,911	11,102
Prepaid expenses and other current assets	4,576	8,912
Total current assets	93,375	64,605

Property and equipment, net	547,592	583,639
Operating lease assets	373,736	383,355
Goodwill	4,673	4,673
Deferred income taxes	8,565	—
Other assets, net	38,809	35,812
Total assets	$1,066,750	$1,072,084

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$38,384	$23,422
Accrued expenses	91,026	102,815
Current operating lease obligations	34,095	32,194
Total current liabilities	163,505	158,431

Long-term operating lease obligations	454,657	448,333
Long-term debt	126,800	143,000
Deferred income taxes	—	20,164
Other liabilities	12,877	11,869
Total liabilities	757,839	781,797

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 22,301 and 19,149 shares issued and outstanding as of September 29, 2020 and December 31, 2019, respectively	—	—
Capital surplus	69,393	67,062
Retained earnings	239,518	223,225
Total shareholders’ equity	308,911	290,287
Total liabilities and shareholders’ equity	$1,066,750	$1,072,084

(1)	Included in accounts payable as of December 31, 2019 is $2,543 of related party trade payables. There were no related party trade payables as of September 29, 2020. See Note 6 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Revenues	$198,887	$278,739	$581,506	$870,383
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	48,938	71,552	144,732	221,739
Labor and benefits	74,576	104,660	229,929	318,386
Occupancy and operating (1)	56,401	64,921	163,513	191,005
General and administrative	15,250	14,272	41,330	47,153
Depreciation and amortization	18,037	18,163	54,735	53,644
Restaurant opening	128	970	823	2,028
Loss on disposal and impairment of assets	177	931	14,502	3,618
Gain on lease transactions, net	(1,940)	—	(1,940)	—
Total costs and expenses	211,567	275,469	647,624	837,573
(Loss) income from operations	(12,680)	3,270	(66,118)	32,810

Other income (expense):
Interest expense, net	(1,639)	(1,174)	(5,052)	(3,310)
Gain from legal settlements	2,284	—	2,284	—
Other income, net	624	125	580	1,363
Total other income (expense)	1,269	(1,049)	(2,188)	(1,947)
(Loss) income before income taxes	(11,411)	2,221	(68,306)	30,863

Income tax (benefit) expense	(4,827)	(1,450)	(28,505)	136
Net (loss) income	$(6,584)	$3,671	$(39,801)	$30,727

Net (loss) income per share:
Basic	$(0.30)	$0.18	$(1.92)	$1.49
Diluted	$(0.30)	$0.18	$(1.92)	$1.47

Weighted average number of shares outstanding:
Basic	22,280	20,191	20,777	20,646
Diluted	22,280	20,441	20,777	20,963

Cash dividends declared per common share	$—	$0.12	$—	$0.36

(1)

Related party costs included in cost of sales are $20,565 for the thirteen weeks October 1, 2019, and $28,070 and $64,757 for the thirty-nine weeks ended September 29, 2020 and October 1, 2019, respectively. There were no related party costs included in cost of sales for the thirteen weeks ended September 29, 2020. Related party costs included in occupancy and operating are $2,227 for the thirteen weeks ended October 1, 2019, and $4,058 and $7,046 for the thirty-nine weeks ended September 29, 2020 and October 1, 2019, respectively. There were no related party costs included in occupancy and operating for the thirteen weeks ended September 29, 2020. See Note 6 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, July 2, 2019	20,510	$—	$63,430	$260,806	$324,236
Exercise of stock options	11	318	(80)	—	238
Issuance of restricted stock units	8	315	(327)	—	(12)
Repurchase and retirement of common stock	(1,117)	(633)	—	(40,656)	(41,289)
Stock-based compensation	—	—	2,223	—	2,223
Dividends paid or payable, $0.12 per share	—	—	—	(2,502)	(2,502)
Net income	—	—	—	3,671	3,671
Balance, October 1, 2019	19,412	$—	$65,246	$221,319	$286,565

Balance, June 30, 2020	22,261	$—	$68,218	$244,376	$312,594
Issuance of common stock and warrant	—	(17)	—	—	(17)
Issuance of restricted stock units	40	1,736	(1,844)	—	(108)
Repurchase, retirement and reclassification of common stock	—	(1,719)	—	1,719	—
Stock-based compensation	—	—	3,019	—	3,019
Adjustment to dividends previously accrued	—	—	—	7	7
Net loss	—	—	—	(6,584)	(6,584)
Balance, September 29, 2020	22,301	$—	$69,393	$239,518	$308,911

	For the Thirty-Nine Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 1, 2019	21,058	$—	$64,342	$244,879	$309,221
Exercise of stock options	32	1,262	(313)	—	949
Issuance of restricted stock units	110	4,526	(5,539)	—	(1,013)
Repurchase and retirement of common stock	(1,788)	(5,788)	—	(66,642)	(72,430)
Stock-based compensation	—	—	6,756	—	6,756
Cumulative effect of adopting lease standard	—	—	—	19,963	19,963
Dividends paid or payable, $0.24 per share	—	—	—	(7,608)	(7,608)
Net income	—	—	—	30,727	30,727
Balance, October 1, 2019	19,412	$—	$65,246	$221,319	$286,565

Balance, December 31, 2019	19,149	$—	$67,062	$223,225	$290,287
Issuance of common stock and warrant, net	3,500	63,985	3,394	—	67,379
Issuance of restricted stock units	147	7,081	(7,894)	—	(813)
Repurchase, retirement and reclassification of common stock	(495)	(71,066)	—	56,052	(15,014)
Stock-based compensation	—	—	6,831	—	6,831
Adjustment to dividends previously accrued	—	—	—	42	42
Net loss	—	—	—	(39,801)	(39,801)
Balance, September 29, 2020	22,301	$—	$69,393	$239,518	$308,911

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	September 29, 2020	October 1, 2019
Cash flows from operating activities:
Net (loss) income	$(39,801)	$30,727
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	54,735	53,644
Non-cash lease expense	21,660	20,599
Amortization of financing costs	85	—
Deferred income taxes	(28,729)	(3,782)
Stock-based compensation expense	6,802	6,539
Loss on disposal and impairment of assets	14,502	3,618
Gain on lease transactions, net	(1,940)	—
Changes in assets and liabilities:
Accounts and other receivables	9,729	17,219
Inventories, net	606	(339)
Prepaid expenses and other current assets	4,197	3,106
Other assets, net	(3,006)	(6,785)
Accounts payable	19,343	(3,974)
Accrued expenses	(12,210)	(18,131)
Operating lease obligations	(10,759)	(27,910)
Other liabilities	1,008	3,136
Net cash provided by operating activities	36,222	77,667

Cash flows from investing activities:
Purchases of property and equipment	(31,985)	(65,526)
Proceeds from sale of assets	3,810	—
Net cash used in investing activities	(28,175)	(65,526)

Cash flows from financing activities:
Borrowings on line of credit	892,300	805,000
Payments on line of credit	(908,500)	(742,000)
Payments of debt issuance costs	(735)	—
Proceeds from issuance of common stock, net	67,379	—
Taxes paid on vested stock units under employee plans	(813)	(1,013)
Proceeds from exercise of stock options	—	949
Cash dividends paid	(134)	(7,498)
Repurchases of common stock	(15,014)	(72,430)
Net cash provided by (used in) financing activities	34,483	(16,992)

Net increase (decrease) in cash and cash equivalents	42,530	(4,851)
Cash and cash equivalents, beginning of period	22,394	29,224
Cash and cash equivalents, end of period	$64,924	$24,373

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	September 29, 2020	October 1, 2019
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,311	$5,075
Cash paid for interest, net of capitalized interest	$4,643	$2,753
Cash paid for operating lease obligations	$42,511	$47,908
Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$17,488	$17,669
Tenant improvement allowance receivable	$1,496	$1,925
Property and equipment acquired and included in accounts payable	$2,695	$6,996
Stock-based compensation capitalized	$29	$217

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Due to the severe impact of the global coronavirus (“COVID-19”) pandemic, operating results for the thirty-nine weeks ended September 29, 2020 may not be indicative of operating results for the entire year.

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

Impact of the COVID-19 Pandemic

In early March 2020, the COVID-19 pandemic was declared a National Public Health Emergency, and the Centers for Disease Control and Prevention, as well as state and local legislative bodies and health departments, began issuing orders related to social distancing requirements, reduced restaurant seating capacity and other restrictions resulting in a significant reduction in traffic at our restaurants. By April, at the request of most state and local legislative bodies, we closed all of our dining rooms and began to operate in a take-out and delivery only capacity.

In response to these conditions and to increase liquidity and enhance financial flexibility, we suspended our quarterly cash dividends, our share repurchase activity, our 401(k) plan employer matching contributions, and the payment of rent on our leases. Additionally, in April, we temporarily laid off approximately 16,000 hourly team members, temporarily closed four of our restaurants, based on the evaluation of their off-premise sales and associated cash flows, and temporarily reduced restaurant support center salaries for all team members making over $100,000, and made a corresponding reduction in the cash retainers payable to non-employee members of our Board of Directors. On April 30, 2020, we amended our Credit Facility to modify certain financial covenants through the first quarter of fiscal 2021. To further enhance our liquidity and financial position, on May 5, 2020, we completed a private sale of $70 million of our common stock and issued a warrant to purchase additional shares to one of the investors. On June 15, 2020, we further modified our Credit Facility to reduce our Line of Credit by $15.0 million, extend the maturity date by one year, change certain pricing and reset select covenant levels. Lastly, with the significant reduction in our revenues, we implemented and continue to implement cost savings initiatives. See the subsection below entitled “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q for further details.

In early May, states began allowing the re-opening of dining rooms in a limited capacity to adhere to social distancing guidelines. We re-opened our dining rooms as permitted by law, including three of our four temporarily closed restaurants by the end of June. We also resumed paying rent to our landlords in July after negotiating deferments and other lease modifications. On September 2, 2020, in light of current business conditions and liquidity, our Board of Directors approved ending salary reductions for restaurant support center team members, effective September 9, 2020, and on September 4, 2020, the Board approved special fully-vested restricted stock grants to team members whose salaries had been reduced in amounts designed to approximate the value of the foregone cash compensation. In addition, on September 2, 2020, the Board approved resumption of full cash retainers for non-employee members of the Board effective with the fourth quarter of 2020. See Note 7 and Note 10 for further information. As of November 2, 2020, we have 183 restaurants serving guests in our dining rooms in a limited capacity, 25 restaurants serving guests outdoors only, one location operating in a take-out and delivery only capacity, all while adhering to social distancing protocols, and one location that remains temporarily closed. Takeout and delivery are available at all of our open locations. To support the increase in dining room and outdoor dining, we have also welcomed back approximately 10,000 of our hourly team members who had been temporarily laid off.

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We review restaurant long-lived assets for impairment at the individual restaurant level, or the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. We determine that a restaurant’s long-lived assets are impaired if the forecast of undiscounted cash flows is less than the carrying value of the restaurant’s assets. The reduced cash flow projections resulting from the COVID-19 pandemic triggered an asset impairment analysis. We determined four of our restaurants were impaired and for the thirty-nine weeks ended September 29, 2020, we recorded a $12.0 million charge to operating income for the amount by which the carrying value of the restaurants’ assets exceeded their fair value estimated using the discounted cash flow method. We are unable to predict how long these conditions will persist, what additional measures federal, state or local governments may introduce, or what effect any such additional measures may have on our business. Any measure that encourages potential customers to stay in their homes, engage in social distancing or avoid larger gatherings of people is highly likely to be harmful to the dining industry in general and, consequently, our business, which may result in additional impairment charges.

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

Our “BJ’s Premier Rewards Plus” customer loyalty program enables participants to earn points for qualifying purchases that can be redeemed for food and beverages in the future. We allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the revenues allocated to the points, less expected expirations, until such points are redeemed. We temporarily suspended loyalty point expirations in response to the COVID-19 pandemic and resumed expirations during the quarter ended September 29, 2020.

The liability related to our gift card and loyalty program, included in “Accrued expenses,” on our Consolidated Balance Sheets is as follows (in thousands):

	September 29, 2020	December 31, 2019
Gift card liability	$13,261	$19,106
Deferred loyalty revenue	$5,681	$8,320

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Revenue recognized from gift card liability	$1,097	$1,380	$9,786	$10,963
Revenue recognized from customer loyalty program	$2,965	$1,396	$8,254	$7,543

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

Lease costs included in “Occupancy & operating” on the Consolidated Statements of (Loss) Income consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Lease cost	$13,820	$13,642	$41,461	$40,595
Variable lease cost	93	590	68	2,416
Total lease costs	$13,913	$14,232	$41,529	$43,011

In response to the impact of the COVID-19 pandemic on our operations, beginning April 1, 2020, we suspended the payment of rent and did not make lease payments under our existing lease agreements for the majority of our leases. During the suspension of payments, we continued to recognize expenses and liabilities for lease obligations and corresponding lease assets on the balance sheet in accordance with ASU 2016-02, Leases (Topic 842).

We have negotiated restructuring of lease payments and rent concessions for the majority of our leases. The negotiated concessions primarily take the form of rent deferrals (full or partial) or abatements. In accordance with the relief issued in April 2020 by the FASB titled ASC Topic 842 and ASC Topic 840, Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, we did not recognize contractual rent concessions as a lease contract modification when the total payments required by the modified contract were substantially the same or less than total payments required by the original contract. Lease concessions that provided a substantial increase in the rights of the lessor or our obligations under the lease were accounted for as lease modifications in accordance with ASC Topic 842.

4.  LONG-TERM DEBT

Line of Credit

On April 30, 2020, we entered into an Amended Credit Facility (“Credit Facility”) with Bank of America, N.A. (“BofA”) and JPMorgan Chase Bank, N.A., to amend and restate our existing unsecured revolving line of credit (the “Line of Credit”) in response to disruptions arising from the COVID-19 pandemic and to modify certain financial covenants through the first quarter of fiscal 2021. On June 15, 2020, we further modified our Credit Facility to reduce our Line of Credit by $15.0 million, extend the maturity date by one year, change certain pricing and reset select covenant levels. Our Credit Facility now matures on November 18, 2022, and provides us with revolving loan commitments totaling $235 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. As of September 29, 2020, there were borrowings of $126.8 million and letters of credit totaling approximately $18.1 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $90.1 million as of September 29, 2020.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) LIBOR plus a percentage not to exceed 3.00% (with a floor on LIBOR of 1.00%), or (b) a percentage not to exceed 2.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, or (iii) one-month LIBOR plus 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA and lease expenses. The weighted average interest rate during the thirty-nine weeks ended September 29, 2020 was approximately 3.6%.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a fixed charge coverage ratio and a lease adjusted leverage ratio. The testing of the fixed charge coverage ratio and lease adjusted leverage ratio have been suspended until the fourth fiscal quarter ending December 29, 2020, at which time modified fixed charge ratio and lease adjusted leverage ratio tests will resume. Additionally, through December 29, 2020, a monthly liquidity balance must be maintained, ranging from $50.5 million as of April 30, 2020, and decreasing to $3.0 million by the end of December 2020, including cash and cash equivalents and availability under the Line of Credit. At September 29, 2020, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest on the Line of Credit, which are payable monthly. Interest expense and commitment fees under the Credit Facility for the thirty-nine weeks ended September 29, 2020 and October 1, 2019 were approximately $5.1 million and $3.3 million, respectively. We also capitalized approximately $0.1 million and $0.2 million of interest expense related to new restaurant construction during each of the thirty-nine weeks ended September 29, 2020 and October 1, 2019, respectively. Additionally, for the thirty-nine weeks ended September 29, 2020, we capitalized approximately $0.8 million of fees related to the amended and modified credit agreement, which will be amortized over the remaining term of the Credit Facility.

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

The following table presents a reconciliation of basic and diluted net (loss) income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Numerator:
Net (loss) income	$(6,584)	$3,671	$(39,801)	$30,727
Denominator:
Weighted-average shares outstanding – basic	22,280	20,191	20,777	20,646
Dilutive effect of equity awards	—	250	—	317
Weighted-average shares outstanding – diluted	22,280	20,441	20,777	20,963

Net (loss) income per share:
Basic	$(0.30)	$0.18	$(1.92)	$1.49
Diluted	$(0.30)	$0.18	$(1.92)	$1.47

For the thirteen weeks ended September 29, 2020 and October 1, 2019, there were approximately 1.1 million and 0.7 million shares of equity awards, respectively, that were excluded from the calculation of diluted net (loss) income per share because they are anti-dilutive. For the thirty-nine weeks ended September 29, 2020 and October 1, 2019, there were approximately 1.1 million and 0.3 million shares of equity awards, respectively, that were excluded from the calculation of diluted net (loss) income per share because they are anti-dilutive. For the thirteen and thirty-nine weeks ended September 29, 2020, there were warrants to purchase 875,000 shares excluded from the calculation of diluted net (loss) income per share because they are anti-dilutive.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within restaurant operating costs consisted of the following (in thousands):

	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	September 29, 2020		October 1, 2019		September 29, 2020		October 1, 2019
Cost of sales:
Third party suppliers	$48,938	100.0%	$50,987	71.3%	$116,662	80.6%	$156,982	70.8%
Jacmar	—	—	20,565	28.7	28,070	19.4	64,757	29.2
Total cost of sales	$48,938	100.0%	$71,552	100.0%	$144,732	100.0%	$221,739	100.0%

Occupancy and operating:
Third party suppliers	$56,401	100.0%	$62,694	96.6%	$159,455	97.5%	$183,959	96.3%
Jacmar	—	—	2,227	3.4	4,058	2.5	7,046	3.7
Total occupancy and operating	$56,401	100.0%	$64,921	100.0%	$163,513	100.0%	$191,005	100.0%

The amounts included in accounts payables related to Jacmar consisted of the following (in thousands):

	September 29, 2020	December 31, 2019
Third party suppliers	$38,384	$20,879
Jacmar	—	2,543
Total accounts payable	$38,384	$23,422

7.  STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. Equity Incentive Plan, (as amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to employees, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options, restricted stock and performance and time-based restricted stock units. Stock options and stock appreciation rights, if any, are charged against the Plan share reserve on the basis of one share for each share granted. Certain other types of grants, including grants of restricted stock and RSUs, are currently charged against the Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as limits on the number that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

Under the Plan, we issue time-based and performance-based RSUs and non-qualified stock options to vice presidents and above on an annual basis, as well as new hires who are given the option between receiving their full grant as a time-based RSU or split half and half between non-qualified stock options and time-based RSUs. We issue time-based RSUs to other select support employees, and we issue time-based RSUs to non-employee members of our Board of Directors. We also issue RSUs, and previously issued non-qualified stock options, in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen managers, directors of operations and directors of kitchen operations. GSSOP grants are dependent on the length of each participant’s service with us and position. All GSSOP participants are required to remain in good standing during their vesting period.

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

On September 4, 2020, our Board of Directors approved special fully-vested restricted stock grants to the restaurant support center team members whose salaries were reduced due to the COVID-19 pandemic. These grants were in amounts designed to approximate the value of the foregone cash compensation resulting from the salary reductions. In order to effect the grants, the Board of Directors approved an amendment to the Plan to permit the immediate vesting of grants of no more than 62,500 shares of restricted stock, and to clarify that other restricted stock grants that are not performance based may not have vesting terms of less than 12 months.

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Labor and benefits	$707	$685	$2,028	$1,698
General and administrative	$2,312	$1,476	$4,774	$4,841
Capitalized (1)	$—	$63	$29	$217

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	September 29, 2020	October 1, 2019
Expected volatility	33.5%	34.5%
Risk free interest rate	1.6%	2.5%
Expected option life	5 years	5 years
Dividend yield	1.5%	1.5%
Fair value of options granted	$10.38	$15.67

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

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2019	645	$41.09	340	$38.96
Granted	161	38.37
Exercised	—	—
Forfeited	(1)	39.59
Outstanding at September 29, 2020	805	$40.55	503	$39.90

As of September 29, 2020, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.1 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2019	509	$43.65
Granted (1)	240	28.69
Released (1)	(139)	43.78
Forfeited (2)	(28)	45.13
Outstanding at September 29, 2020	582	$37.37

(1)	Approximately 24,000 shares represent the special fully-vested restricted stock grant for the restaurant support center team members.
(2)	Approximately 3,000 shares represent canceled shares related to the special fully-vested restricted stock grant. These shares were withheld to account for payroll taxes due.

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of September 29, 2020, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $10.3 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2019	105	$41.42
Granted	42	38.90
Released	(29)	35.95
Forfeited	(9)	35.95
Outstanding at September 29, 2020	109	$42.39

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed, based on management’s current estimate of the level that the performance goal will be achieved. As of September 29, 2020, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.7 million, which is generally expected to be recognized over the next three years.

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

Our effective income tax rate for the thirty-nine weeks ended September 29, 2020, reflected a 41.7% tax benefit rate. The recorded tax benefit was greater than the tax benefit calculated at the statutory tax rate primarily due to FICA Tip Credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%. The 14% rate benefit between the current tax rate of 21% versus the NOL carryback year of 35% is reflected partially in the annual effective tax rate and partially as a discrete item in the tax rate for the portion related to 2019 temporary deductible tax differences that are estimated to reverse in 2020 and become part of the 2020 loss carryback.

As of September 29, 2020, we had unrecognized tax benefits of approximately $1.6 million, of which approximately $1.1 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirty-Nine Weeks Ended
	September 29, 2020	October 1, 2019
Gross unrecognized tax benefits at beginning of year	$1,345	$1,532
Increases for tax positions taken in prior years	190	10
Decreases for tax positions taken in prior years	—	(5)
Increases for tax positions taken in the current year	65	73
Lapse in statute of limitations	—	(278)
Gross unrecognized tax benefits at end of year	$1,600	$1,332

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of September 29, 2020, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2015.

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

10.  SHAREHOLDERS’ EQUITY

Private Placement

On May 5, 2020, we completed the sale of $70 million of our common stock to certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser, and to Act III Holdings, LLC (“Act III,” and collectively “the investors”). The investors purchased a total of 3,500,000 shares of BJ’s Restaurants common stock for $20.00 per share in a private placement under Section 4(2) of the Securities Act of 1933, as amended. The Company also issued a five year warrant to purchase 875,000 shares of our common stock with an exercise price of $27.00 per share to Act III. In addition, Act III was granted the right to nominate one director to the Company’s board of directors for so long as certain ownership thresholds are satisfied. The warrant expires on May 4, 2025, five years following the issuance.

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

Stock Repurchases

During the thirty-nine weeks ended September 29, 2020, we repurchased and retired approximately 0.5 million shares of our common stock at an average price of $30.33 per share for a total of $15.0 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of September 29, 2020, we have approximately $24.4 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. We have suspended our repurchase program until the Board determines that resumption of repurchases is in the best interest of the Company and its shareholders and is permitted by our Credit Facility.

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

GENERAL

As of November 2, 2020, we own and operate 210 restaurants located in the 29 states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and Washington. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes. Due to the COVID-19 pandemic and the related restrictions, one of our 210 restaurants remains temporarily closed, 183 of our restaurants are serving guests in our dining rooms in a limited capacity, 25 of our restaurants are serving guests only on the patio or in other outdoor seating, and one of our restaurants is operating in a take-out and delivery only capacity, all while adhering to social distancing protocols. All of our currently open restaurants offer take-out and delivery. Over the next several months, national, state and local jurisdictions could begin easing their restrictions on businesses; however, there are no assurances that easing of these restrictions will result in us returning to sales and profit levels we experienced prior to the COVID-19 pandemic. Additionally, the easing of these restrictions may continue to contain certain limitations to dining room capacity, social distancing regulations, personal protective equipment requirements and associated costs, operating hour restrictions and other limitations, and other restrictions or costs on our business that may prevent us from returning to prior sales and profit levels we experienced prior to the COVID-19 pandemic. Furthermore, there is no guarantee that state and local jurisdictions will ease their restrictions prior to any vaccine or therapeutics becoming widely available, or that states or local jurisdictions that do ease their restrictions do not reverse or roll-back their restrictions.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of (Loss) Income expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended September 29, 2020 and October 1, 2019, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	24.6	25.7	24.9	25.5
Labor and benefits	37.5	37.5	39.5	36.6
Occupancy and operating	28.4	23.3	28.1	21.9
General and administrative	7.7	5.1	7.1	5.4
Depreciation and amortization	9.1	6.5	9.4	6.2
Restaurant opening	0.1	0.3	0.1	0.2
Loss on disposal and impairment of assets	0.1	0.3	2.5	0.4
Gain on lease transactions, net	(1.0)	—	(0.3)	—
Total costs and expenses	106.4	98.8	111.4	96.2
(Loss) income from operations	(6.4)	1.2	(11.4)	3.8

Other income (expense):
Interest expense, net	(0.8)	(0.4)	(0.9)	(0.4)
Gain from legal settlements	1.1	—	0.4	—
Other income, net	0.3	—	0.1	0.2
Total other income (expense)	0.6	(0.4)	(0.4)	(0.2)
(Loss) income before income taxes	(5.7)	0.8	(11.7)	3.5

Income tax (benefit) expense	(2.4)	(0.5)	(4.9)	—
Net (loss) income	(3.3)%	1.3%	(6.8)%	3.5%

Thirteen Weeks Ended September 29, 2020 Compared to Thirteen Weeks Ended October 1, 2019

Revenues.  Total revenues decreased by $79.9 million, or 28.6%, to $198.9 million during the thirteen weeks ended September 29, 2020, from $278.7 million during the comparable thirteen week period of 2019. The decrease in revenues primarily consisted of a 30.2%, or $81.5 million, decrease in comparable restaurant sales, coupled with a $1.1 million decrease related to our temporarily closed restaurant due to the COVID-19 pandemic and the closure of our smaller format restaurant in Balboa, California in November 2019, partially offset by a $0.3 million increase in sales from new restaurants not yet in our comparable restaurant sales base and $2.7 million of additional revenue related to loyalty point expirations. To allow guests to use their loyalty points at a later time, we had stopped expirations at the beginning of the COVID-19 pandemic in March 2020. During the thirteen weeks ended September 29, 2020, we resumed the expiration of loyalty points, resulting in incremental revenue. Additionally, the decrease in comparable restaurant sales was related to a decrease in customer traffic of approximately 33.1%, offset by an increase in average check of approximately 2.9%. The decrease in customer traffic is due to the COVID-19 pandemic and the curtailment of our dine-in restaurant operations, and the increase in average check is due to menu pricing, less promotional discounting and menu mix from the reintroduction of our slow roast menu.

Cost of Sales.  Cost of sales decreased by $22.6 million, or 31.6%, to $48.9 million during the thirteen weeks ended September 29, 2020, from $71.6 million during the comparable thirteen week period of 2019. This decrease was primarily due to the reduction in sales as a result of the COVID-19 pandemic, partially offset by costs related to the three new restaurants opened since the thirteen weeks ended October 1, 2019. As a percentage of revenues, cost of sales decreased to 24.6% for the current thirteen week period from 25.7% for the prior year comparable period. This percentage decrease is primarily due to lower produce costs, menu pricing and less promotional activity, partially offset by lower alcohol sales resulting from the COVID-19 pandemic and additional revenue related to the expiration of loyalty points.

Labor and Benefits.  Labor and benefit costs for our restaurants decreased by $30.1 million, or 28.7%, to $74.6 million during the thirteen weeks ended September 29, 2020, from $104.7 million during the comparable thirteen week period of 2019. This decrease was primarily due to a reduction in labor hours and benefits resulting from our dining room closures and limitations, partially offset by expenses related to the three new restaurants opened since the thirteen weeks ended October 1, 2019. As a percentage of revenues, labor and benefit costs were 37.5% for both the current thirteen week period and for the prior year comparable period. Labor and benefits remained consistent as a percentage of revenues as lower hourly labor from our reduced menu, efficiencies from driving sales in the off-premise channel and additional revenue related to the expiration of loyalty points was partially offset by the deleveraging of certain fixed labor costs, including manager salaries, resulting from a lower overall revenue base from the COVID-19 pandemic. Included in labor and benefits for the thirteen weeks ended September 29, 2020 and October 1, 2019, was approximately $0.7 million, or 0.4% and 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members. This increase, as a percentage of revenues, is primarily due to a lower revenue base.

Occupancy and Operating.  Occupancy and operating expenses decreased by $8.5 million, or 13.1%, to $56.4 million during the thirteen weeks ended September 29, 2020, from $64.9 million during the comparable thirteen week period of 2019. This decrease was primarily due to cost savings measures related to the COVID-19 pandemic, coupled with less corporate marketing expenses, lower merchant credit card fees and percentage rent due to lower revenue, partially offset by higher commissions to third party delivery companies as a result of increased off-premise sales, increased costs related to temporary patios, personal protective equipment and additional cleaning supplies, and expenses related to the three new restaurants opened since the thirteen weeks ended October 1, 2019. As a percentage of revenues, occupancy and operating expenses increased to 28.4% for the current thirteen week period from 23.3% for the prior year comparable period. This increase, as a percentage of revenues, was primarily due to the deleveraging of certain fixed operating and occupancy costs over a lower revenue base as a result of the COVID-19 pandemic.

General and Administrative.  General and administrative expenses increased by $1.0 million, or 6.9%, to $15.3 million during the thirteen weeks ended September 29, 2020, from $14.3 million during the comparable thirteen week period of 2019. This increase was primarily due to the special equity grants to our restaurant support center team members to compensate them for the salary reductions they incurred as a result of the COVID-19 pandemic, coupled with an increase in deferred compensation expense related to gains in the equity markets during the quarter, offset by lower costs related to restaurant support center salaries, meeting and related and travel costs and cost savings measures related to the COVID-19 pandemic. This deferred compensation expense increase is offset by higher other income included in “Other income (expense), net” on our Unaudited Consolidated Statements of (Loss) Income related to an increase in the cash surrender value of our life insurance policies under our deferred compensation plan. Included in general and administrative costs for the thirteen weeks ended September 29, 2020 and October 1, 2019, was approximately $2.3 million and $1.5 million, respectively, or 1.2% and 0.5% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 7.7% for the current thirteen week period from 5.1% for the prior year comparable period. This percentage increase was primarily due to deleveraging from a lower revenue base as a result of the COVID-19 pandemic.

Depreciation and Amortization. Depreciation and amortization decreased by $0.1 million, or 0.7%, to $18.0 million during the thirteen weeks ended September 29, 2020, compared to $18.2 million during the comparable thirteen week period of 2019. This slight decrease is primarily due to the impairment and reduction of carrying value for four restaurants earlier this year, offset by depreciation expense related to the three new restaurants opened since the thirteen weeks ended October 1, 2019. As a percentage of revenues, depreciation and amortization increased to 9.1% for the current thirteen week period from 6.5% for the prior year comparable period. This increase is primarily due to a lower revenue base as a result of the COVID-19 pandemic.

Restaurant Opening.  Restaurant opening expense decreased by $0.8 million, or 86.8%, to $0.1 million during the thirteen weeks ended September 29, 2020, compared to $1.0 million during the comparable thirteen week period of 2019. This decrease is primarily due to the timing of our restaurant openings during the period. We did not open any restaurants during the thirteen weeks ended September 29, 2020, compared to two restaurant openings during the thirteen weeks ended October 1, 2019.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $0.2 million during the thirteen weeks ended September 29, 2020, and $0.9 million during the comparable thirteen week period of 2019. These costs were primarily related to the disposals of assets in conjunction with initiatives to keep our restaurants up to date, coupled with disposal of certain unproductive restaurant assets.

Gain on Lease Transactions, net.  Gain on lease transactions, net, of $1.9 million during the thirteen weeks ended September 29, 2020, related to a sale-leaseback transaction.

Interest Expense, Net.  Interest expense, net, increased by $0.5 million to $1.6 million during the thirteen weeks ended September 29, 2020, compared to $1.2 million during the comparable thirteen week period of 2019. This increase was primarily due to a higher average debt balance during the thirteen weeks ended September 29, 2020, compared to the comparable thirteen week period of 2019.

Gain from Legal Settlements.  Gain from legal settlements, of $2.3 million during the thirteen weeks ended September 29, 2020, related to a settlement with credit card providers pertaining to interchange fees and a settlement related to the repair of handheld tablets.

Other Income (Expense), Net.  Other income, net, increased by $0.5 million to $0.6 million of income during the thirteen weeks ended September 29, 2020, compared to $0.1 million of income during the comparable thirteen week period of 2019. This increase was primarily due to the increase in the cash surrender value of certain life insurance policies under our deferred compensation plan. This increase offsets the related deferred compensation expense impact included in “General and administrative” expenses on our Unaudited Consolidated Statements of (Loss) Income.

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

Our effective income tax rate for the thirteen weeks ended September 29, 2020, reflected a 42.3% tax benefit rate compared to a 65.3% benefit rate for the comparable thirteen week period of 2019. The recorded tax benefit for the thirteen weeks ended September 29, 2020, was greater than the statutory income tax rate primarily due to FICA Tip Credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%. The 14% rate benefit between the current tax rate of 21% versus the NOL carryback year of 35% is reflected partially in the annual effective tax rate and partially as a discrete item in the tax rate for the portion related to 2019 temporary deductible tax differences that are estimated to reverse in 2020 and become part of the 2020 loss carryback. The prior year effective tax rate was below the statutory rate primarily due to tax credits and excess tax deductions realized for share based compensation.

Thirty-Nine Weeks Ended September 29, 2020 Compared to Thirty-Nine Weeks Ended October 1, 2019

Revenues.  Total revenues decreased by $288.9 million, or 33.2%, to $581.5 million during the thirty-nine weeks ended September 29, 2020, from $870.4 million during the comparable thirty-nine week period of 2019. The decrease in revenues primarily consisted of a 34.5%, or $293.0 million, decrease in comparable restaurant sales, coupled with a $5.6 million decrease related to restaurants temporarily closed due to the COVID-19 pandemic and the closure of our smaller format restaurant in Balboa, California in November 2019, partially offset by an $8.4 million increase in sales from new restaurants not yet in our comparable restaurant sales base. This decrease in comparable restaurant sales resulted from a decrease in customer traffic of approximately 35.5%, offset by an increase in average check of approximately 1.0%. The decrease in customer traffic is due to the COVID-19 pandemic and the curtailment of our dine-in restaurant operations.

Cost of Sales.  Cost of sales decreased by $77.0 million, or 34.7%, to $144.7 million during the thirty-nine weeks ended September 29, 2020, from $221.7 million during the comparable thirty-nine week period of 2019. This decrease was primarily due to the reduction in sales as a result of the COVID-19 pandemic, partially offset by costs related to the three new restaurants opened since the thirty-nine weeks ended October 1, 2019. As a percentage of revenues, cost of sales decreased to 24.9% for the current thirty-nine week period from 25.5% for the prior year comparable period. This percentage decrease is primarily due to favorable menu mix related to our limited menu which focused on our deep dish pizza and our family feast offerings as a result of the COVID-19 pandemic, coupled with increased menu pricing and less promotional activity.

Labor and Benefits.  Labor and benefit costs for our restaurants decreased by $88.5 million, or 27.8%, to $229.9 million during the thirty-nine weeks ended September 29, 2020, from $318.4 million during the comparable thirty-nine week period of 2019. This decrease was due to the reduction in sales as a result of the COVID-19 pandemic, coupled with the reduction in labor hours and benefits resulting from our dining room closures, partially offset by expenses related to the three new restaurants opened since the thirty-nine weeks ended October 1, 2019, and our decision to pay accrued sick, vacation and emergency paid time off to the approximately 16,000 hourly restaurant employees who were temporarily laid off in late March 2020. As a percentage of revenues, labor and benefit costs increased to 39.5% for the current thirty-nine week period from 36.6% for the prior year comparable period. This percentage increase is primarily due to the deleveraging of certain fixed labor costs, including manager salaries and benefits, resulting from a lower revenue base, partially offset by less dining room and kitchen hourly labor as the majority of our sales moved to the off-premise channel, coupled with efficiencies from our limited menu offerings. Included in labor and benefits for the thirty-nine weeks ended September 29, 2020 and October 1, 2019, was approximately $2.0 million and $1.7 million, respectively, or 0.3% and 0.2%, of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses decreased by $27.5 million, or 14.4%, to $163.5 million during the thirty-nine weeks ended September 29, 2020, from $191.0 million during the comparable thirty-nine week period of 2019. This decrease was primarily due to cost savings measures related to the COVID-19 pandemic, coupled with lower merchant credit card fees due to lower revenue, partially offset by higher commissions to third party delivery companies as a result of increased off-premise sales, increased costs related to temporary patios, personal protective equipment and additional cleaning supplies, and expenses related to the three new restaurants opened since the thirty-nine weeks ended October 1, 2019. As a percentage of revenues, occupancy and operating expenses increased to 28.1% for the current thirty-nine week period from 21.9% for the prior year comparable period. This percentage increase was primarily due to the deleveraging of certain fixed operating and occupancy costs over a lower revenue base as a result of the COVID-19 pandemic.

General and Administrative.  General and administrative expenses decreased by $5.8 million, or 12.3%, to $41.3 million during the thirty-nine weeks ended September 29, 2020, from $47.2 million during the comparable thirty-nine week period of 2019. This decrease was primarily due to lower restaurant support center salaries as a result of our previously announced salary reductions due to the COVID-19 pandemic, lower incentive compensation and deferred compensation expense, coupled with lower meeting and related costs due to the closure of our restaurant support center, lower travel costs, and cost savings measures related to the COVID-19 pandemic. The deferred compensation expense decrease is offset by lower other income included in “Other (expense) income, net” on our Unaudited Consolidated Statements of (Loss) Income related to a decrease in the cash surrender value of our life insurance policies under our deferred compensation plan. Included in general and administrative costs for the thirty-nine weeks ended September 29, 2020 and October 1, 2019, was approximately $4.8 million, or 0.8% and 0.6% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 7.1% for the current thirty-nine week period from 5.4% for the prior year comparable period. This percentage increase was primarily due to deleveraging from a lower revenue base as a result of the COVID-19 pandemic.

Depreciation and Amortization. Depreciation and amortization increased by $1.1 million, or 2.0%, to $54.7 million during the thirty-nine weeks ended September 29, 2020, compared to $53.6 million during the comparable thirty-nine week period of 2019. This increase was primarily due to depreciation expense related to the three new restaurants opened since the thirty-nine weeks ended October 1, 2019, offset by the impairment and reduction of carrying value for four restaurants earlier this year. As a percentage of revenues, depreciation and amortization increased to 9.4% for the current thirty-nine week period from 6.2% for the prior year comparable period. This increase is primarily due to a lower revenue base as a result of the COVID-19 pandemic.

Restaurant Opening.  Restaurant opening expense decreased by $1.2 million, or 59.4%, to $0.8 million during the thirty-nine weeks ended September 29, 2020, compared to $2.0 million during the comparable thirty-nine week period of 2019. This decrease is primarily due to the delay or cancelation of our restaurant openings for fiscal 2020. We opened one restaurant during the thirty-nine weeks ended September 29, 2020, compared to five restaurants during the thirty-nine weeks ended October 1, 2019.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $14.5 million during the thirty-nine weeks ended September 29, 2020, and $3.6 million during the comparable thirty-nine week period of 2019. For the thirty-nine weeks ended September 29, 2020, these costs primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to four of our restaurants, coupled with a charge to reserve for beer spoilage due to the sudden decrease in draft beer sales as a result of the COVID-19 pandemic. Our reduced cash flow projections due to the COVID-19 pandemic triggered an impairment analysis for the four restaurants. As a result of this analysis, we determined that the carrying value of the assets exceeded fair value and, therefore, we recorded a charge in the amount of $12.0 million to reduce the carrying value of these restaurants. Additionally, we recorded a $1.2 million charge to reserve for beer that will expire prior to being sold. Due to the uncertainty of when our restaurant dining rooms will re-open and at what sales and cash flow levels, we may incur additional impairment charges for our restaurants and our goodwill. For the comparable thirty-nine week period of 2019, these costs were primarily related to the disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Gain on Lease Transactions, net.  Gain on lease transactions, net, of $1.9 million during the thirty-nine weeks ended September 29, 2020, related to a sale-leaseback transaction.

Interest Expense, Net.  Interest expense, net, increased by $1.7 million to $5.1 million during the thirty-nine weeks ended September 29, 2020, compared to $3.3 million during the comparable thirty-nine week period of 2019. This increase was primarily due to a higher average debt balance during the thirty-nine weeks ended September 29, 2020, compared to the comparable thirty-nine week period of 2019.

Gain from Legal Settlements.  Gain from legal settlements of $2.3 million during the thirty-nine weeks ended September 29, 2020, related to a settlement with credit card providers pertaining to interchange fees and a settlement related to the repair of handheld tablets.

Other Income (Expense), Net.  Other income (expense), net, decreased by $0.8 million to $0.6 million of expense during the thirty-nine weeks ended September 29, 2020, compared to $1.4 million of income during the comparable thirty-nine week period of 2019. This decrease was primarily due to the decrease in the cash surrender value of certain life insurance policies under our deferred compensation plan. This decrease offsets the related deferred compensation expense impact included in “General and administrative” expenses on our Unaudited Consolidated Statements of (Loss) Income.

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

Our effective income tax rate for the thirty-nine weeks ended September 29, 2020, reflected a 41.7% tax benefit rate compared to a 0.4% expense rate for the comparable thirty-nine week period of 2019. The recorded tax benefit for the thirty-nine weeks ended September 29, 2020 was greater than the statutory income tax rate primarily due to FICA Tip Credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%. The 14% rate benefit between the current tax rate of 21% versus the NOL carryback year of 35% is reflected partially in the annual effective tax rate and partially as a discrete item in the tax rate for the portion related to 2019 temporary deductible tax differences that are estimated to reverse in 2020 and become part of the 2020 loss carryback. The prior year effective tax rate was below the statutory rate primarily due to tax credits and excess tax deductions realized for share based compensation.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	September 29, 2020	December 31, 2019
Cash and cash equivalents	$64,924	$22,394
Net working capital	$(70,130)	$(93,826)
Current ratio	0.6:1.0	0.4:1.0

As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we have reevaluated all aspects of our spending and continue to focus on cash flow generation. We opened our second and final new restaurant in fiscal 2020 in October and have delayed or canceled all other fiscal 2020 restaurant openings. Currently, we have no intention to repurchase shares or pay dividends during the remainder of fiscal 2020, or until it is determined that it is in the best interest of the Company and its shareholders and that it is permitted under our Credit Facility. We will review and, when appropriate, adjust our overall approach to capital allocation as we know more about the length and severity of the COVID-19 pandemic and how the post-pandemic recovery will unfold.

Our $70 million private placement of common stock completed in May and our recently completed $8.0 million sale-leaseback and lease restructurings have strengthened our financial position. Additionally, we anticipate closing another sale-leaseback transaction in the fourth quarter for approximately $3.8 million. Based on the current level of operations, the reduction of new restaurant openings, and other capital expenditure initiatives, we believe that our current cash and cash equivalents will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months. As of September 29, 2020, we have approximately $64.9 million of cash on our balance sheet, with an additional $90.1 million of borrowings available under our Credit Facility, and we are taking what we believe to be necessary and appropriate measures to control costs and maximize liquidity. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for our Texas brewpub locations and one of our existing restaurants. We also own two parcels of land adjacent to two of our restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we have subsequently entered into sale-leaseback arrangements for land parcels that we previously purchased. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirty-Nine Weeks Ended
	September 29, 2020	October 1, 2019
Net cash provided by operating activities	$36,222	$77,667
Net cash used in investing activities	(28,175)	(65,526)
Net cash provided by (used in) financing activities	34,483	(16,992)
Net increase (decrease) in cash and cash equivalents	$42,530	$(4,851)

Operating Cash Flows

Net cash provided by operating activities was $36.2 million during the thirty-nine weeks ended September 29, 2020, representing a $41.4 million decrease from the $77.7 million provided during the thirty-nine weeks ended October 1, 2019. The decrease over the prior year is primarily due to our net loss as compared to net income, coupled with the timing of accounts and other receivables collections, offset by the timing of payments related to accrued expenses and accounts payable.

Investing Cash Flows

Net cash used in investing activities was $28.2 million during the thirty-nine weeks ended September 29, 2020, representing a $37.4 million decrease from the $65.5 million used during the thirty-nine weeks ended October 1, 2019. The decrease over prior year is primarily due to the delay or cancelation of new restaurant openings, coupled with the suspension of unessential capital expenditures due to the COVID-19 pandemic.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Thirty-Nine Weeks Ended
	September 29, 2020	October 1, 2019
New restaurants	$15,825	$41,292
Restaurant maintenance and key productivity initiatives	14,021	23,711
Restaurant and corporate systems	2,139	523
Total capital expenditures	$31,985	$65,526

As of November 2, 2020, we have opened two new restaurants during fiscal 2020. While we reduced capital expenditures for existing restaurants and we delayed or canceled the remainder of our new restaurant openings for fiscal 2020, we had incurred construction costs prior to the COVID-19 pandemic for additional restaurant locations. We expect to announce a modest increase in the number of new restaurants in fiscal 2021.

Financing Cash Flows

Net cash provided by financing activities was $34.5 million during the thirty-nine weeks ended September 29, 2020, representing a $51.5 million increase from the $17.0 million used during the thirty-nine weeks ended September 29, 2019. This increase is primarily due to net proceeds from the sale of our common stock through a private placement in May 2020 and lower repurchases of common stock. See Note 10 of Notes to Unaudited Consolidated Financial Statements in Part I, Item I of this report for further information regarding our private placement.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 29, 2020, we are not involved in any off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment on a restaurant by restaurant basis, or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The reduced cash flow projections resulting from the COVID-19 pandemic triggered an impairment analysis by us. We used the undiscounted cash flow method and assessed the recoverability by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the assets. We determine that a restaurant’s long-lived assets are impaired if the forecasted undiscounted cash flows is less than the carrying value of the restaurant’s assets. As a result of this analysis, we determined four of our restaurants were impaired and for the thirty-nine weeks ended September 29, 2020, we recorded a $12.0 million charge to operating income for the amount by which the carrying value of the restaurant’s assets exceeded its fair value estimated using the discounted cash flow method. We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments, or what effect any such additional measures may have on our business. Any measure that encourages potential customers to stay in their homes, engage in social distancing or avoid larger gatherings of people is highly likely to be harmful to the dining industry in general and, consequently, our business, which may result in additional impairment charges.

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate impairment may have occurred. We determined that the reduced cash flow projections as a result of the COVID-19 pandemic indicate that an impairment loss may have been incurred. Therefore, we qualitatively assessed whether it was more likely than not that the goodwill was impaired as of September 29, 2020. Based on our interim impairment assessment as of September 29, 2020, we have determined that our goodwill is not impaired. However, we are unable to predict how long these conditions will persist, what additional measures may be introduced by governments, or what effect any such additional measures may have on our business. Any measure that encourages potential customers to stay in their homes, engage in social distancing or avoid larger gatherings of people is highly likely to be harmful to the dining industry in general and, consequently, our business, which may result in additional impairment charges.

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Form 10-K. During the thirty-nine weeks ended September 29, 2020, there were no significant changes in our critical accounting policies.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $235 million Credit Facility, of which $126.8 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, which is currently suspended, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $1.0 million annual impact on our net (loss) income.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2020, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as coronavirus (“COVID-19”), norovirus, Avian Flu or “SARS,” and H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” Due to the COVID-19 pandemic and the related restrictions, as of the date and time of this Form 10-Q, one of our 210 restaurants remains temporarily closed, 183 of our restaurants are serving guests in our dining rooms in a limited capacity, 25 of our restaurants are serving guests only on the patio or in other outdoor seating, and one of our restaurants is operating in a take-out and delivery only capacity, all while adhering to social distancing protocols. All of our currently open restaurants offer take-out and delivery. Local governmental restrictions and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause, consumers to avoid or limit gatherings in public places or social interactions, which could continue to adversely affect our business. In addition, our ability to maintain our supply chain and labor force may become challenging as a result of the COVID-19 pandemic. We cannot predict the duration or scope of the COVID-19 pandemic or when un-restricted operations will return. Additionally, due to the restrictions placed on our operations, we may temporarily close more restaurants or dining rooms until local restrictions are lifted. We expect the COVID-19 pandemic to negatively impact our financial results, and such impact could be material to our financial results, condition and prospects based on its longevity and severity.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Due to the COVID-19 pandemic, our share repurchase program is currently suspended until it is in the best interest of the Company and its shareholders to resume, and is permitted by our Credit Facility. As of September 29, 2020, we have cumulatively repurchased shares valued at approximately $475.6 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $15.0 million during the thirty-nine weeks ended September 29, 2020. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of September 29, 2020, we have approximately $24.4 million available under our share repurchase plan. Our amended Credit Facility restricts our ability to pay dividends or conduct stock repurchases; therefore, we have suspended our repurchase program until it is permitted by our Credit Facility and the Board determines that resumption of repurchases is in the best interest of the Company and its shareholders.

The following table sets forth information with respect to the repurchase of common shares during the thirty-nine weeks ended September 29, 2020:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/20 – 01/28/20	—	$—	—	$—	$39,452,344
01/29/20 – 02/25/20	—	$—	—	$—	$39,452,344
02/26/20 – 03/31/20	494,948	$30.33	494,948	$—	$24,438,776
04/01/20 – 04/28/20	—	$—	—	$—	$24,438,776
04/29/20 – 05/26/20	—	$—	—	$—	$24,438,776
05/27/20 – 06/30/20	—	$—	—	$—	$24,438,776
07/01/20 – 07/28/20	—	$—	—	$—	$24,438,776
07/29/20 – 08/25/20	—	$—	—	$—	$24,438,776
08/26/20 – 09/29/20	—	$—	—	$—	$24,438,776
Total	494,948	$30.33	494,948

(1)	Period information is presented in accordance with our fiscal months during the thirty-nine weeks ended September 29, 2020.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 of the Form 8-K filed on June 4, 2007.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

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

BJ’S RESTAURANTS, INC.
(Registrant)

November 2, 2020	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)