Form 10-K
period 2020-12-29
BJs RESTAURANTS INC
filed 2021-03-01
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, June 30, 2020, was $448,673,758, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 26, 2021, 23,188,219 shares of the common stock of the Registrant were outstanding.

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

Cautionary Statement Regarding Forward-Looking Statements

Information and statements contained in this Form 10-K, in our other filings with the SEC or in our written and verbal communications that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions that convey uncertainty about future events or outcomes in this Form 10-K are intended to identify “forward-looking” statements. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.

The risks described in this Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time, such as the current coronavirus (“COVID-19”) pandemic, and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known by us or that are currently deemed by us to be immaterial. However, they may ultimately have a material adverse effect on our business, financial condition and/or operating results. Although we believe that the assumptions underlying “forward-looking” statements are reasonable on the dates they are made, any of the assumptions could be incorrect, and there can be no guarantee or assurance that “forward-looking” statements will ultimately prove to be accurate. We do not have any obligation to modify or revise any “forward-looking” statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the “forward-looking” statement was made. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under “Item 1A. Risk Factors.”

FISCAL PERIODS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended December 29, 2020, December 31, 2019, January 1, 2019, January 2, 2018, and January 3, 2017, are referred to as fiscal years 2020, 2019, 2018, 2017, and 2016, respectively. Our fiscal years consist of 52 or 53 weeks and end on the Tuesday closest to December 31. All fiscal years presented in this Form 10-K, with the exception of fiscal year 2016, consisted of 52 weeks. Additionally, all quarters, with the exception of the fourth quarter in fiscal year 2016, consisted of 13 weeks. Fiscal year 2016 consisted of 53 weeks, with a 14-week fourth quarter; therefore, all financial references to fiscal year 2016 assume 53 weeks of operations, unless noted otherwise.

ITEM 1. BUSINESS

IMPACT AND RESPONSE TO THE COVID-19 PANDEMIC

The COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and financial results for 2020 and the foreseeable future. In response to the COVID-19 pandemic, and resulting restrictions on our business including the closure of our dining rooms throughout the country, as well as capacity and other restrictions that resulted in reduced sales and cash flow from operations, in early 2020 we implemented a series of cost saving initiatives and liquidity programs, including the suspension of our quarterly cash dividends, our share repurchase activity, and our 401(k) plan employer matching contributions. In April, we initiated a series of additional liquidity and cost savings initiatives, including reducing our menu, temporarily suspending the payment of rent on our leases, temporarily laying off hourly employees, temporarily closing four restaurants, temporarily reducing certain Restaurant Support Center salaries, including furloughing certain support center employees, reducing the cash retainers payable to non-employee members of our Board of Directors, and amending the terms of our Credit Facility. To further enhance our liquidity and financial position, in May we completed a private sale of our common stock to two investors and issued a warrant to purchase additional shares to one of the investors. In June we extended our Credit Facility and as business conditions and liquidity improved over the course of 2020, we resumed rent payments in July and welcomed back temporarily laid off employees and furloughed managers and support center employees starting in August. In September, we ended salary reductions for our Restaurant Support Center employees whose salaries had been reduced and we granted them special fully-vested restricted stock grants in amounts designed to approximate the value of the foregone cash compensation and we resumed full cash retainers for our non-employee members of the Board in the fourth quarter. In January 2021, we further amended our Credit Facility and sold additional shares of our common stock for $30.0 million (through an “at-the market” (“ATM”) offering program. Lastly, with the significant reduction in our revenues, we continue to implement certain cost savings initiatives.

As state and local laws permitted during the spring and summer of 2020, we re-opened our dining rooms with capacity restrictions, outdoor patios where they were closed temporarily and three of our four temporarily-closed restaurants. However, beginning in November 2020, rising COVID-19 pandemic cases caused numerous states to rollback dine-in re-openings, and in December, California again closed all outdoor patio seating, limiting our sales in the state to only delivery and take-out. In late January 2021, these rollbacks slowly began reversing, allowing us to re-open dining rooms and outdoor patios in certain states.

As of March 1, 2021, due to the COVID-19 pandemic, one of our 210 restaurants remains temporarily closed, 150 of our restaurants are serving customers in our dining rooms in a limited capacity, and 59 of our restaurants are serving customers only on the patio or in other outdoor seating, all while adhering to social distancing protocols. Takeout and delivery are available at all of our open locations. While national, state and local jurisdictions could continue easing their restrictions on businesses; jurisdictions may continue to place varied limitations on dining room capacity, social distancing regulations, personal protective equipment requirements and associated costs, operating hour restrictions, and other restrictions or costs on our business that may prevent us from returning to the sales and profit levels we experienced prior to the COVID-19 pandemic. Furthermore, there is no guarantee that state and local jurisdictions that ease restrictions will not later reverse or roll-back the restrictions, as many have done in the past.

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

In 1996, we introduced our own proprietary craft beers and expanded the BJ’s concept from its beginnings as a small pizzeria to a full-service, high energy casual dining restaurant when we opened our first large format restaurant including our own internal brewing operations in Brea, California. Today our restaurants feature a broad menu with over 100 menu items designed to offer something for everyone including: slow roasted entrees, such as prime rib; EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon; our original signature deep-dish pizza; the often imitated, but never replicated, world-famous Pizookie® dessert; and our award-winning BJ’s proprietary craft beers. As of March 1, 2021, we own and operate 210 restaurants located in 29 states, and our proprietary craft beer is produced at several of our restaurants, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes. Due to the COVID-19 pandemic, one of our 210 restaurants remains temporarily closed.

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

Our Gold Standard of Operational Excellence is focused on the following key areas that help to differentiate BJ’s from other casual dining restaurants:

•

Feature a Broad and Distinctive Menu – Over the years we have expanded the BJ’s concept to include menu options that meet our customers’ preferences for any dining occasion. Our menu items are created by our talented culinary team and prepared to order in our restaurants using fresh, high-quality ingredients. Our broad menu is an important factor in our differentiation from other casual dining competitors. We evaluate our menu offerings and prices two to three times a year in addition to offering seasonal or limited time only menu items throughout the year. Building on our early pizza legacy, we now offer almost 20 signature flavors of pizza and made-to-order combinations in tavern-cut and deep-dish styles. Our hand-pressed deep-dish pizza dough is double proofed – which means it rises twice – which elevates its presentation and taste. We also offer slow roast large format proteins including prime rib, turkey, double bone-in pork chops and tri-tip sirloin. By continually innovating our slow roast offerings, we provide our customers with unique and craveable menu items they can only get at BJ’s. Our menu differentiation also includes our successful EnLIGHTened Entrees® category which features “better for you” selections of lower-calorie, “super” foods, vegetarian and gluten-free options.

•

Offer Award Winning, Proprietary Craft Beer – All of our restaurants feature our award-winning, proprietary craft beers, which we believe showcase the quality and care of the ingredients we use at BJ’s. Our high-quality, craft beers further differentiate BJ’s from many other restaurant concepts and complement our broad menu items. Our beers have earned over 225 medals at different beer festivals and events, including 37 medals at the Great American Beer Festival and 11 medals at the World Beer Cup. We also offer approximately 30 domestic, imported and “customer” craft beers on tap, in addition to a selection of bottled beers in our restaurants. Additionally, we offer our craft beer for take-out at most restaurant locations and for sale at select retailers. Our large and unique beer offering is intended to enhance BJ’s competitive positioning as a leading retailer of beer in our industry. In 2020, we began testing a BJ’s Brewhouse Beer Club in select California restaurants. Our club is a subscription service, which features unique beers that are only available to club members. We plan to expand this test to additional restaurants in 2021.

•

Provide an Everyday Value Proposition – We strive to offer great everyday value throughout our menu, with diverse price points and unique flavor profiles. Our menu entrées, excluding our promotional specials, generally range in price from $7.25 to $27.50. We also offer a Daily Brewhouse Special Monday through Thursday, which features some of our iconic food and drink items at a lower price, as well as daily lunch specials and happy hour offerings, where permitted, to reinforce and highlight our everyday value proposition. Additionally, this past year in response to the COVID-19 pandemic and the related closures of our dining rooms, we introduced a series of take-out and delivery specific Family Meals and Bundles that serve 4 to 6 customers. These packages range in price from $44.95 to $69.95 and further enhance our strong value equation. Our average per-customer check during fiscal 2020, including beverages, increased to approximately $18.00 and was impacted by changes in our sales mix and operating hours from the COVID-19 pandemic, which resulted in less happy hour and late night business and more off-premise sales.

•

A Culture Committed to Service and Hospitality – Great dining experiences start with great people. We have invested carefully to make sure we recruit, select, train and retain employees who can take care of our customers and operate our large and complex restaurants. In addition to hiring great employees, we have invested in productivity and hospitality systems to enhance our ability to deliver the Gold Standard of Operational Excellence that we promise our customers. These systems include a Net Promoter Scoring system that helps us evaluate several key elements of our service including pace, hospitality, value and recommend scores, as well as mystery shopper and customer loyalty programs. Our restaurant teams execute at a high level and strive to treat every customer as if they are family, which drove higher Net Promoter Scores in 2020.

•

Optimize our Customers’ Time – Time is a finite resource for our customers, and we believe that by being attentive to every detail, we can optimize our customers’ enjoyment when they choose to dine with us. Our handheld ordering tablets have helped to improve our pace and productivity, including reducing the time it takes to deliver the first drink or food item to our customers. The tablets have resulted in an improved customer experience and driven higher incident rates for beverages, appetizers and desserts. In response to the COVID-19 pandemic, we were one of the first in casual dining to utilize the quick response (“QR”) code and WiFi geolocation technologies for both menu browsing and mobile payment to provide a touchless experience for customers who dine at our restaurants.

•

Making the BJ’s Menu Available Off-Premise – Consumer preferences continue to evolve as e-commerce, mobile shopping and “food-on-demand” at any location continue to gain traction and divert visitation away from traditional brick and mortar shopping locations, especially during the COVID-19 pandemic. To meet these new preferences, we have invested in the off-premise channel, expanded our catering menu, collaborated with third party delivery partners to provide delivery service from our restaurants, and continue to grow our off-premise capabilities. In response to the COVID-19 pandemic, we introduced new family bundles, single-serve catering options to address the need to provide larger groups individually-wrapped meals, and individual to-go meals. We also have leveraged our self-developed mobile application, our website and other platforms to ensure our customers can more easily enjoy BJ’s menu off-premise, including contactless curbside pickup with short message service (“SMS”) text and email technology keeping our customers informed of the status of their menu order and allowing them to notify the restaurant when they arrive. These ongoing system and operational improvements are producing a solid customer experience as well as increased traffic, off-premise check growth and increased catering orders. In fiscal 2020, we began testing a virtual restaurant brand focused on slow roast and other protein-centric offerings via a partnership with a third party delivery provider, which may further drive off-premise sales where depolyed.

•

High Energy Atmosphere and Facilities – As part of our competitive positioning as a polished casual dining concept, our restaurants have finishes consistent with upscale casual dining concepts. All of our restaurants feature high ceilings and have a signature bar statement with large flat screen televisions that can be viewed from any seat. In response to the COVID-19 pandemic, we built out patios around the perimeter of several of our restaurants under large lighted tents in our parking lots, where permitted by our landlords and local governments, and installed glass dividers in our dining rooms to increase safety and enhance our customers’ experience. These new outdoor seating accommodations, where weather has permitted, have allowed us to continue to serve our customers in locations where indoor dining is not currently permitted, while increasing our seating capacity in markets where dine-in capacity is limited. Additionally, we use a variety of higher quality customer touchpoints, including distinctive glassware, to fit the beer or beverage style and linen napkins not generally found in casual dining. We believe our restaurants which feature a signature bar statement provide our customers with a higher energy dining experience as pandemic-mandated restrictions ease.

HUMAN CAPITAL

As of December 29, 2020, we employed approximately 17,000 employees at our 210 restaurants. Prior to the COVID-19 pandemic and under full operating hours and no restrictions, we employed approximately 22,500 employees. We also employed approximately 200 employees at our Restaurant Support Center in Huntington Beach, California and in our field supervision teams around the country, where our primary goal is to provide gold standard support to our restaurant teams, so they can focus on serving our customers. Approximately 21% of our hourly restaurant employees provide their services on a full-time basis, as defined by the Affordable Care Act. We actively work to ensure positive employee relations and a respectful workplace, frequently reinforcing the high ethical and professional standards set forth in our Principles of Integrity, Ethics & Conduct which we believe should drive every decision that we make. Currently, no unions or collective bargaining arrangements are in place at our Company.

Culture, Values & Inclusion, Diversity, & Equity

As a people-first company, we recognize that our greatest asset and resource is our employees. Our commitment to our people is rooted in our core values set forth in BJ’s Promise Card, which our employees carry with them as they work. Our focus is on CRAFTing an engaging experience for our employees and customers.

Community – Giving back to our employees and customers

Relentless and Flawless Execution – Whatever it takes!

Attitude – Warm sincere and intuitive service with a smile

Fun – A passionate and engaged team

Trust – Integrity among our employees, customers, and shareholders

We strive to be an inclusive brand that reflects the diversity of our communities and provides equal opportunity and access to all of our employees to grow, develop and advance within our Company. As of December 29, 2020, approximately 44% of our employee population is female and approximately 56% of our employee population (who self-identified a race or ethnicity) is comprised of racial and ethnic minorities.

While our Women’s Career Advancement Network (WeCAN) has been in place since 2011, in 2020 we created an overarching organization, our Inclusion, Diversity & Equity Alliance (IDEA), which is focused on celebrating and fostering inclusion and belonging among our employees and customers, appreciating and embracing diversity, and ensuring that advancement opportunities are transparent and equitable. In 2020 and early 2021, IDEA has launched Listening Circles to give our employees the opportunity to share their personal stories and provide feedback to the Company on how we can drive intentional, meaningful change to improve our employee experience for all, recognizing that we all grow in understanding and empathy when we listen to voices and stories that are different than our own.

In addition, IDEA has promoted a variety of diversity-themed holidays that celebrate our differences, is curating a resource center for employees that supports education and awareness, and is developing a restaurant ambassador program, among other initiatives. In the coming years, we envision IDEA providing support to employee-driven communities of interest or resource groups focused on specific diverse communities and their allies. We also continued to bolster our managerial leadership training, including additional coursework on creating a respectful and non-discriminatory workplace, identifying and eliminating bias, and promoting fair and equitable hiring. In addition, IDEA and WeCAN, in partnership with our BJ’s Restaurants Foundation (the “Foundation”), focus on charitable and volunteer efforts that support diversity and inclusion, including Girls Inc., Special Olympics, the Alzheimer’s Association, and a variety of other children’s and educational charities, among others. In 2020, we pledged to make annual contributions to organizations that support efforts to end systemic injustice for the next five years – starting with a donation from our Foundation of $30,000 to the Equal Justice Initiative on behalf of BJ’s Restaurants’ employees.

To win and retain our talent, we recognize that we must maintain a workplace culture that encourages behaviors aligned with our values, helps our employees fulfill their career aspirations, and engages them throughout their careers. In furtherance of this goal, we invest significant resources to retain and develop our talent. We offer a variety of career development resources to help develop, grow and enable employees to make the most of their careers at the Company, including an Emerging Leader Program to promote management readiness in our hourly employees, a Career Development Conference for managers within their first or second year with the Company, and a Leadership Development Conference to develop emerging General Managers, Managing Directors and Directors of Operations. We leverage Cornerstone, a learning management system with numerous on-line learning resources, for employee development, performance management and talent planning. To further foster engagement and retain our top talent, we also rolled out Workplace by Facebook as a platform for conferences and communications, and Workday for employee self-service relating to payroll and HR transactions. Unable to meet in person during the pandemic, we held our first virtual General Manager Conference and continued our regular quarterly manager and Restaurant Support Center calls via Workplace in 2020.

Employee Wellness Initiatives

We are also focused on providing health and financial wellbeing offerings that attract, retain, and engage BJ’s talent. In 2015, we launched our Enlightened Living Wellbeing Program, which includes educational resources, health fairs and incentives that inspire participation in preventive care and wellbeing activities. Along with a variety of traditional benefit offerings, 401k and deferred compensation programs, and paid time off, we also provide a variety of complimentary benefits and resources to support employees’ physical and mental health, including Health Advocate and Life Assistance Programs to our employees to provide counseling services, advocacy and billing support, and referrals, discounted fitness memberships, and an on-site fitness center at our Restaurant Support Center, among other services.

Our Response to COVID-19

To support the health and well-being of all of our employees during the COVID-19 pandemic, we also provided the following incremental COVID-19 benefits, which we will continue to evaluate:

•	Paid out accrued sick and vacation benefits, along with emergency COVID-19 pay, at the time of temporary layoffs
•	Provided a resource center to our temporarily laid-off employees which included other temporary employment opportunities and information about unemployment insurance benefits
•	Reinforced telemedicine coverage and Health Advocate services available to benefits-eligible employees
•	Implemented work from home for our Restaurant Support Center
•	Provided personal protective equipment and safety protocols to foster a safe workplace

We continuously encourage our employees to speak up about safety matters. Our commitment to safety and culture is maintained through our open door policy and empowering our employees to utilize our anonymous Employee Hotline, without fear of retaliation, if they have any concerns about how they or others are treated. We also have an IDEA email address for employees to use if they have any ideas to improve our culture of diversity and inclusion and we have a “Killer Ideas” email address for employees to use for any innovative ideas they may have about how to improve our business.

Community

At BJ’s, we believe it is important to give back to the communities we serve and to do more good things for more people. In fiscal 2006, we started the Foundation, a 501(c)(3) qualified non-profit charitable organization, which is principally dedicated to supporting charities benefiting children’s healthcare and education, with a primary focus on the Cystic Fibrosis Foundation (“CFF”). Our Chairman of the Board of Directors and four of our current executive officers currently serve on the Foundation’s seven-person Board of Directors. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which was created in 1998 and continues to be the heart of BJ’s continued financial support of CFF, to which millions of dollars have been donated throughout the years. In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training programs.

We also focus on supporting our local communities by providing food and other resources for many worthwhile charitable causes and events through a program called Team Action to Support Communities (“TASC Force”). The TASC Force program recognizes and supports the volunteer efforts of our restaurant employees across the country, as they donate their own free time to benefit charitable causes and community events that are important to them, while helping give back to the communities in which our restaurants do business. Our TASC Force teams have helped fulfill the wishes of special needs kids, placed flags at the graves of fallen soldiers, painted over unsightly graffiti, helped clean up beaches, parks and school grounds, hosted blood drives, worked with Special Olympics, packed meals for No Kid Hungry, painted houses for elderly citizens, supported Habitat for Humanity and re-built playgrounds, worked at food banks, participated in fundraising runs and walkathons, and delivered food to families in need. Each year at our General Managers Conference, one of our General Managers is awarded the Culture Ambassador award for outstanding community involvement in their local area, and all of our managers, restaurant support center employees in attendance and vendor partners spend a morning doing an activity benefiting a charity such as packing 100,000 meals for No Kids Hungry or packing backpacks of food for school-aged children. At our quarterly Career Development Conference, our managers spend one evening at the Orange County Food Bank, where our managers package meals for those in need.

Our TASC Force program has been honored and recognized twice as the recipient of the California Restaurant Association’s Restaurant Neighbor Award, the most community-minded large restaurant chain in the state. We have also received the prestigious Restaurant Neighbor Award in the large business category from the National Restaurant Association. In January 2021, the Foundation was awarded the National Corporate Champion award by CFF in recognition of our outstanding contribution to the CF community.

At BJ’s, the act of compassionate giving influences every aspect of our Company’s culture. Caring about those in the communities we serve is only one aspect of this compassion. Caring for the BJ’s family of employees and loved ones is another. Our Give A Slice program was created to help our fellow co-workers and their families in their times of need and fully funded by voluntary employee contributions. From funeral expenses for lost employees or their loved ones, to help in times of financial distress after a fire, natural disaster, theft or illness, Give A Slice helps hundreds of employees each year.

RESTAURANT OPERATIONS

Based on internal and publicly available data and excluding the effects of the COVID-19 pandemic, we believe that our restaurants, on average, generate relatively high customer traffic per square foot compared to many other casual dining concepts. We have implemented operational systems and procedures to support our goal to run our restaurants “quality fast,” particularly at peak dining periods, in order to effectively and efficiently serve every customer. The typical management team for a BJ’s restaurant consists of a General Manager, an Executive Kitchen Manager and three to five other managers depending on the sales volume of each restaurant. The General Manager is responsible for the day-to-day operations of their restaurant, including hiring, training, and development of personnel, as well as for sales and operating profit. The Executive Kitchen Manager is responsible for managing food quality and preparation, purchasing, inventories and kitchen labor costs as well as hiring, training and development of kitchen personnel.

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

When there are no dining capacity limitations, each of our restaurants typically employs an average of approximately 110 hourly employees, many of whom work part-time. Our goal is to staff our restaurants with qualified, trained and enthusiastic employees who desire to be an integral part of BJ’s fun, premium casual atmosphere and, at the same time, have the passion, intensity, work ethic and ability to execute our concept correctly and consistently on every shift. In January 2019, we were awarded the Diamond Catalyst Award by Black Box Intelligence™, formerly TDn2K™ (Transforming Data into Knowledge) as a tribute to our superior operational and workplace results. This award honors restaurant organizations for workplace and employment excellence in the restaurant industry and for setting the standard for overall best-in-class business performance. Additionally, in January 2020, we were awarded the Best Practices Award by Black Box Intelligence™. This award honors restaurant organizations that lead the industry in workforce diversity, community involvement and sustainable practices.

In order to maintain our high standards, all new hourly restaurant employees undergo formal training by certified Employee Instructors at each restaurant. Our restaurant hours of operations are generally from 11:00 a.m. to 12:00 a.m. Sunday through Thursday and 11:00 a.m. to 1:00 a.m. Friday and Saturday; however, our hours are currently limited due to restrictions resulting from the COVID-19 pandemic. Our restaurants are typically open every day of the year except for Thanksgiving and

Christmas. All of our restaurants (except the one temporarily closed location) currently offer take-out and delivery services. Additionally, all of our restaurants offer a call-ahead or online wait list, on-line ordering for dine-in, customer pick-up or curbside delivery and reservations for large parties, unless prohibited by state and local jurisdictions due to the COVID-19 pandemic.

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

We seek to secure high-quality, high-profile locations for our “casual plus” restaurants, which we believe have the ability to draw customers from a larger area than most “mass market” casual dining chain restaurants. Since BJ’s has proven that it can be successful in a variety of locations (suburban shopping areas, retail strip centers, lifestyle centers, and entertainment centers – either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. We prefer to open our restaurants in mature trade areas with dense populations. We generally target geographic regions that allow us to build multiple restaurants in those areas. This “clustering” approach provides economic benefits including lower supply and distribution costs, improved marketing efficiencies, management supervision leverage and increased brand awareness.

During fiscal 2020, we opened two new restaurants. As a result, we increased our overall total restaurant operating weeks by approximately 1.5% during the year. During fiscal 2021, we expect to open two new restaurants and re-open our temporarily closed restaurant.

We typically enter into operating leases for our locations for periods ranging from 10 to 20 years and obtain lease extension options in most instances. Our lease payment terms vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We may also purchase the land underlying certain restaurant locations if it becomes available. However, it is not our current strategy to own a large number of land parcels that underlie our restaurants. In many cases, we subsequently enter into sale-leaseback arrangements for land parcels that we purchase. During fiscal 2020, and as a result of the COVID-19 pandemic, we negotiated restructuring of lease payments and rent concessions for the majority of our leases.

TARGETED NEW RESTAURANT ECONOMICS

Our current restaurant prototypes average approximately 7,500 square feet with seating for as many as 250 customers with a targeted gross construction cost of approximately $4.5 million to $5.5 million, some of which may be reimbursed to us by our landlords in the form of tenant improvement allowance incentives. The gross cost of our restaurants may vary due to a variety of factors and could be greater or less than the targeted amounts due to geographic location, commodity inflation for building materials, such as lumber, steel and copper, and trade labor costs among many other factors. Potential restaurant locations may not have a tenant improvement allowance available and such allowances, when available, will vary in amount. In selecting sites for our restaurants, an important objective is to earn a suitable rate of return on our investment. However, this return often cannot be meaningfully measured until our restaurants reach their mature sales and profitability levels. Maturation periods vary from restaurant to restaurant, but generally range from two to five years. We currently target an approximate blended 20% return on our net cash invested to build a new restaurant and an approximate blended 15% return on total capital invested, which includes our net cash invested and a factor for the landlord’s invested capital (based on a capitalized value of minimum rents to be paid to the landlord) for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations.

The return-on-investment targets for our restaurant operations do not include any allocation of opening costs, field supervision and corporate support expense, non-cash items such as depreciation, amortization, equity-related compensation expense, interest expense and income taxes, and do not represent a targeted return on our common stock. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants, and actual results will usually differ from targeted results and differences may be material. Excluding the current impact on sales from the COVID-19 pandemic, we generally target our new restaurants to achieve average annual sales at maturity of $4.5 million to $5.5 million, and we generally target an average “four wall” estimated operating cash flow margin in the range of 17% to 20% at maturity, after all occupancy expenses.

It is common in the casual dining industry for many new locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” sales period may take up to five years until a new restaurant’s sales eventually settle at a more predictable and sustainable level. Additionally, all of our new restaurants usually require several months or longer after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with opening more complex casual dining restaurants.

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

Our preopening expense averaged approximately $0.4 million per new restaurant in fiscal 2020. We usually incur the most significant portion of preopening costs within the two-month period immediately preceding a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

BREWING OPERATIONS

Our internal brewing operations originated in 1996 with the opening of the first large format location in Brea, California, which included our first on-site brewing operation. We currently have five restaurants with brewpub operations and two stand-alone brewpubs located around the country. We also utilize qualified independent third party brewers to produce our beer, using our proprietary recipes. Additionally, our brewing operations team analyzes each batch of BJ’s branded beer in internal laboratories and we periodically send samples to an independent laboratory for quality control testing purposes. Our brewing operations are typically staffed with a head brewer and assistant brewers, who report to a brewing director. Production planning and quality control are monitored by our corporate brewing operations department which is led by our Senior Vice President of Brewing Operations.

We currently believe that a combination of internal brewing and larger-scale independent third party brewing represents the optimal production method for our craft beers as we continue the national expansion of our restaurants. This approach allows us to get the benefits provided by brewing beer in larger batches, yet also provides us the flexibility to allow our brewing operations to focus on specialty, seasonal and research and development beers. During fiscal 2020, we internally brewed approximately 59% of our branded craft beers, with approximately 69% of this amount brewed in our Temple, Texas brewpub locations. We also produce proprietary non-alcoholic craft sodas that are sold in our restaurants. Our craft sodas include root beer, ginger beer, cream, orange and black cherry soda.

MARKETING AND ADVERTISING

We believe that the most effective method, over the long run, to protect and enhance our customer visit frequency is to spend our marketing dollars on the plate and provide better food quality, service and facilities for our customers. Our external marketing is primarily focused on improving awareness and brand equity in the markets where we operate. Our marketing spend generally takes the form of limited television for those markets in which we have enough restaurant penetration as well as print, radio, digital and social media programs. We also utilize our loyalty program, BJ’s Premier Rewards Plus®, to engage with our customers and monitor their frequency and purchasing behavior.

Our marketing related expenditures were approximately 1.7% of revenues for fiscal 2020, and 2.2%, of revenues for fiscal 2019 and 2018. We expect our marketing expenditures in 2021 to be 1.5% to 3% of our revenues. However, depending on the current operating conditions for casual dining restaurants and the impact from the COVID-19 pandemic, we may decide to increase or decrease our marketing expenditures from our current expectations.

INFORMATION SYSTEMS

We believe it is extremely important to provide our operators with state of the art, secure technology so that they can better serve our customers and our employees in a productive and efficient manner. These technologies include an automated kitchen display system (“KDS”) and bar display system (“BDS”), a web-based labor scheduling and productivity analyzer system, a theoretical food cost system, an automated front desk table management system and handheld server tablets. Each of these systems is integrated into our Point of Sale (“POS”) system which is used to record sales transactions, send menu orders to our kitchen, batch and transmit credit card transactions, record employee time clock information and produce a variety of management reports. Our KDS is an automated routing and cooking station balancing system which improves cooking station productivity, synchronizes order completion, provides valuable ticket time and cooking time data, and allows for more efficient levels of labor without sacrificing quality. Our BDS is an automated routing and beverage station balancing system which improves beverage station productivity by further leveraging our automation capability. Additionally, our web-based labor scheduling and productivity analyzer automates aspects of labor scheduling for the managers and employees and produces a number of real-time key performance indicators and productivity reports for our management team, including controls and alerts to assist in complying with federal, state and local labor laws. Our theoretical food cost system and automated food prep system allow us to better measure product yields in our kitchens and help reduce kitchen errors and eliminate excessive waste. Our automated front desk table management system helps us to better optimize the overall seating efficiencies and “table turns” in our restaurants. We also utilize a centralized accounting and human resource systems which collect data from our restaurants in order to produce operational and scorecard reporting as well as a data center technology services with cloud based technologies to provide scalability and bursting capabilities which support growth and enable rapid technology deployments. Our electronic human resources workflow solution streamlines and expedites the process of onboarding new employees, while insuring accuracy and facilitating the collection of richer data. In 2020, we implemented a new human capital management system to further enhance and improve our current capabilities and support our growth. We also enhanced our talent development system to optimize manager development, planning and career pathing functionality and introduced a new internal social media platform. These tools are all intended to provide our employees a more engaged experience to gain an edge in the tight labor market. Our tablet-based inventory technology streamlines our inventory counting process while insuring accuracy. Our BJ’s mobile application, which allows our customers to use their smartphones to order ahead, add their name to our waitlist, pay at the table and manage their loyalty account, among other things, has been well received by our customers. In 2020, we leveraged our self-developed mobile application, our website and other platforms to ensure our customers can easily enjoy BJ’s menu off-premise. This included contactless curbside pickup with short message service (“SMS”) text and email technology to keep our customers informed of their menu order and allow them to notify the restaurant when they arrive. Additionally, to facilitate a low touch dine-in experience at our restaurants for both menu browsing and mobile payment, we leveraged a QR code and WiFi geolocation technologies, which had been in pilot prior to the pandemic. We will continue to develop restaurant and support technologies that help improve the customer experience, employee effectiveness and satisfaction, financial management and cost control. All new technology is thoroughly tested before any company-wide rollout is implemented.

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

We use US Foods, a leading foodservice distributor to deliver the majority of our food products to our restaurants. We also have an agreement with the largest nationwide foodservice distributor of fresh produce in the United States to service most of our restaurants and, where licensed, to distribute our proprietary craft beer to our restaurants. This distributor currently delivers our proprietary craft beer to approximately 50% of our restaurants.

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

FOOD QUALITY AND SAFETY

Our revenues can be substantially affected by adverse publicity resulting from food quality, illness, or health concerns stemming from incidents occurring at our restaurants, as well as incidents that may occur at our competitors’ restaurants. In addition, our revenues can be affected by illness or health concerns stemming from incidents occurring at our suppliers or competing suppliers or that appear to be transmitted via public interactions such as the COVID-19 pandemic. We attempt to manage risks of this nature by leveraging food quality and safety controls throughout our supply chain and internal training programs. While we believe that our internal policies and procedures for food safety and sanitation are thorough, the risk of food-borne illness cannot be completely eliminated, and incidents at other restaurant chains or in the food supply chain may affect our restaurants even if our restaurants are not implicated in a food safety concern.

We are committed to serving safe, high quality food. Our food quality and safety teams strive to ensure compliance with our food safety programs and practices, components of which include:

•	Partnering with suppliers to improve food safety processes and technology
•	Food safety training for all new employees
•	Advanced food safety training for management trainees
•	Manager food safety certifications
•	Several layers of audits and inspections:
o	Unannounced and announced audits by two separate independent third party auditing companies to validate food safety, safety and COVID-19 protocols
o	BJ’s internal Quality Assurance team audits
o	Operation’s team food safety audits
o	Regulatory inspections
•	Daily food safety checks based on Hazard Analysis and Critical Control Points (“HACCP”) principles
•	Tamper-resistant bag seals for all take-out orders
•	Routine disinfection of high touch points
•	Daily employee wellness checks during the COVID-19 pandemic
•	Facial coverings for all employees during the COVID-19 pandemic
•	Utilization of technology to manage food safety risks

RELATED PARTY TRANSACTIONS

James Dal Pozzo, the Chairman of the Board of the Jacmar Companies (“Jacmar”), is a member of our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States, was our largest distributor of food, beverage, paper products and supplies from 2006 through June 30, 2020, when our contract with DMA expired.

Through June 30, 2020, Jacmar serviced our restaurants in California and Nevada, while other DMA distributors serviced our restaurants in all other states. Under the terms of our agreement with DMA, Jacmar was required to sell products to us at the same prices as the other DMA distributors. Jacmar did not provide us with any produce, liquor, wine or beer products, all of which were provided by other third party vendors and included in “Cost of sales” on the Consolidated Statements of Operations. Effective July 1, 2020, with the expiration of our DMA agreement, Jacmar is no longer considered a related party. Effective June 1, 2020, after conducting an extensive request for proposal process and evaluation, we entered into an agreement with US Foods, replacing DMA. The new agreement expires in July 2023.

GOVERNMENT REGULATIONS

We are subject to various federal, state and local laws, rules and regulations that affect our business. The COVID-19 pandemic has resulted in frequently revised state and local government regulations affecting our business beginning in March 2020, which have significantly impacted our restaurant operations and continue to do so. Regulations relating to opening and closing of restaurant dining rooms or outdoor patios, business hours, sanitation practices, to-go alcohol sales, customer spacing within dining rooms and other social distancing practices, and employment and safety-related laws involving contact tracing, exclusions and paid sick leave have materially affected the way we operate our business and serve our customers, increased costs and adversely effected the profitability of our restaurants.

Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, labor/equal employment, building, land use, health, safety and fire agencies, and environmental regulations in the state or municipality in which the restaurant is located. We believe that we are in compliance with all relevant laws, rules and regulations in all material respects. Difficulties obtaining or maintaining the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or could adversely affect the operation of an existing restaurant. However, we have never experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open a new restaurant or in continuing the operation of an existing restaurant.

Alcoholic beverage control regulations require each of our restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on and off-premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations impact numerous aspects of the daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.

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

INSURANCE

We maintain comprehensive insurance coverage, including, but not limited to, property, casualty, directors and officers liability and network privacy security liability, with coverage and limits we believe are currently appropriate for our operations. We retain a substantial portion of our workers’ compensation and general liability costs through self-insured retentions and large deductibles. There is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits; that we can continue to obtain and maintain such insurance at all; or that our premium costs will not rise to an extent that they will adversely affect our ability to economically obtain or maintain such insurance. As with the vast majority of businesses in the United States, we do not have insurance coverage related to business interruptions or other effects of any pandemic (and specifically COVID-19). We carry employment practices insurance, which covers claims involving matters such as harassment, discrimination, and wrongful termination; however, it excludes wage and hour claims and other matters. A settlement or judgment against us in excess of, or outside of, our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position and business. See “Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances” in “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers and other members of the senior leadership team as of March 1, 2021:

Name	Age	Position
Gregory A. Trojan	61	Chief Executive Officer and Director
Gregory S. Levin	53	President, Chief Financial Officer and Secretary
Gregory S. Lynds	59	Executive Vice President and Chief Development Officer
Lon F. Ledwith	63	Executive Vice President, Operations
Kevin E. Mayer	51	Executive Vice President and Chief Marketing Officer
Kendra D. Miller	46	Executive Vice President, General Counsel and Assistant Secretary
Brian S. Krakower	50	Senior Vice President and Chief Information Officer

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

Risks Related to our Restaurant Business, Operations and Future Growth

The restaurant industry is highly competitive. Any inability to maintain our brand image and compete effectively in the restaurant industry may adversely affect our revenues, profitability and financial results.

The restaurant industry is highly competitive. We compete on the basis of the taste, quality and price of food offered, customer service, brand name identification, beer quality and selection, facilities attractiveness, restaurant location, atmosphere and overall dining experience. In addition, we compete with other restaurants and retailers for real estate. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. Many of our competitors have substantially greater financial, marketing and other resources than we do.

We face growing competition as a result of the increasing prevalence of food-away-from-home at fast casual restaurants, single-serve operations, quick-service restaurants and the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section, combined with the continuing pressure on consumer discretionary spending for restaurant occasions, consumers may choose less expensive alternatives to BJ’s. We may also need to evolve the BJ’s restaurant concept in order to compete with popular new restaurant formats or concepts that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so, or that any changes we make to our concept in response will be successful or not adversely affect our profitability.

Our ability to effectively compete, the successful operation of the BJ’s restaurant concept and the execution of our national expansion plan are all highly dependent upon BJ’s ability to remain relevant to consumers and being a brand they trust. We believe that we have built a favorable reputation for the quality and differentiation of our restaurant concept. Any incident that erodes consumer trust in or affinity for the BJ’s brand may significantly reduce its value. If consumers perceive or experience any reduction in our food or beverage quality, service or facility ambiance, or in any way believe we failed to deliver a consistently positive dining experience, our ability to compete and the value of the BJ’s brand may be impaired. In addition, if other restaurants are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our customer traffic levels may suffer which would adversely impact our revenues and profitability.

Negative publicity about us, our restaurants, other restaurants, or others across the food supply chain, due to food borne illness or for other reasons, whether or not accurate, may adversely affect the reputation and popularity of our restaurants and our results of operations.

The good reputation of our restaurants is a key factor to the success of our business. Incidents that occur at any of our restaurants, or at restaurants operated by other foodservice providers or generally in the food supply chain, may be damaging to the restaurant industry overall, may specifically harm our brand and reputation and may quickly result in negative publicity for us, which may adversely affect our sales and popularity with our customers. Moreover, negative publicity resulting from poor food quality, illness, injury, food tampering or other health concerns, whether related to one of our restaurants, to the restaurant industry, or to the beef, seafood, poultry or produce industries (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, hepatitis A, Avian Flu, listeria, salmonella, and other food-borne illnesses), or operating problems related to one or more of our restaurants, may adversely affect sales for all of our restaurants and make our brand and menu offerings less appealing to consumers.

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

Health concerns arising from food-borne or other illnesses or specific categories of foods may adversely affect our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as COVID-19 pandemic, Avian Flu or “SARS,” and H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” If a virus is transmitted by human contact, our employees or customers may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

Although we follow industry standard food safety protocols and continue to enhance our food safety and quality assurance procedures, no food safety protocols can completely eliminate the risk of food-borne illness in any restaurant. To the extent that a virus or disease is food-borne, or perceived to be food-borne, any future outbreaks or the possibility of such outbreaks may adversely affect customer traffic generally or the price and availability of certain food products which would have a material adverse effect on our operations. Even if food-borne illnesses arise from conditions outside of our control, the negative publicity from any such illnesses is likely to be significant. If our restaurant customers or employees become ill from food-borne illnesses, we may be forced to temporarily close the affected restaurants.

In addition, public concern over health risks associated with certain foods may cause fear about the consumption of menu items which incorporate such foods. If we change our menu in response to such concerns, we may lose customers who do not prefer the new menu, and we may not be able to sufficiently attract new customers to produce the revenue needed to restore the profitability of our restaurant operations.

Increases or changes in off-premise sales may adversely affect our operating results.

In the last several years, off-premise sales have increased due to consumer demand for convenience and more recently as a result of local and state restrictions on dine-in capacity imposed due to the COVID-19 pandemic. The COVID-19 pandemic has accelerated the growth in sales from off-premise channels which are now material to our business. Delivery from our restaurants is primarily accomplished by utilizing third party delivery companies. These third party delivery companies require us to pay them a commission, which adversely affects our profit margin on those sales. Off-premise sales could cannibalize dine-in sales, or our systems and procedures may not be sufficient to handle off-premise sales, which require additional investments in technology or people. To the extent that off-premise sales significantly reduce dine-in customer traffic or result in the need for additional expenditures to meet demand, our operating results will be adversely affected. In addition, if third party delivery services cease doing business with us, or cannot make their scheduled deliveries, or do not continue their relationship with us on favorable terms, it would have a negative impact on sales or result in increased third party delivery fees.

Any deterioration in general economic conditions which adversely affects consumer spending, our landlords or businesses neighboring our locations, may adversely affect our results of operations.

Any decrease in customer traffic or the average expenditure per customer, as a result of the COVID-19 pandemic or otherwise, will negatively impact our financial results, since reduced sales result in the deleveraging of the fixed and semi-fixed costs in our operations and thereby cause downward pressure on our operating profits and margins. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

In addition, deterioration in general economic conditions may adversely affect our landlords' abilities to satisfy obligations to us under leases, including failures to fund or reimburse agreed-upon tenant improvement allowances. If our landlords are unable to obtain sufficient credit to continue to properly manage their retail centers, we may experience a drop in the level of quality of such centers where we operate restaurants. Our future development of new restaurants may also be adversely affected by the negative financial situation of developers and potential landlords. Any such adverse developments with respect to our landlords may adversely impact our operations.

Our restaurants are generally located in or around high traffic retail developments with nationally recognized co-tenants, which help increase overall customer traffic into those retail developments. Some of our co-tenants have ceased or may cease operations in the future or have deferred openings or fail to open in a retail development after committing to do so. These failures may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower customer traffic at our restaurants. If these retail developments experience high vacancy rates, any resulting decrease in customer traffic may adversely affect our results of operations.

Changes in consumer buying patterns, particularly e-commerce sites and off-premise sales affect our revenues, operating results and liquidity.

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

There has been a significant increase in the use of social media and similar platforms. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The dissemination of information online regarding our Company or our restaurants, together with any resulting negative publicity, may harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy.

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

In the past, we have experienced dramatic price increases of certain items necessary to operate our restaurants and brewing operations, including increases in the cost of food, commodities, labor, employee benefits, insurance arrangements, construction, energy and other costs. We utilize menu price increases to help offset the increased cost of commodities, minimum wage and other costs. However, there is no guarantee that our menu price increases will be accepted by our customers. If our costs increase, our operating margins and results of operations will be adversely affected if we are unable to increase our menu prices to offset such increased costs or if our increased menu prices result in less customer traffic. In addition, we cannot provide assurance that menu price increases will not deter customers from visiting our restaurants, reduce the frequency of their visits or affect their purchasing decisions.

Our past and recent trends in average restaurant sales or comparable restaurant sales may not be indicative of future trends or future operating results.

Our past average restaurant sales and comparable restaurant sales trends prior to the COVID-19 pandemic may not be indicative of future trends or future operating results. Additionally, there is no guarantee that we may return to pre-COVID-19 pandemic average restaurant sales or comparable restaurant sales trends. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•	our ability to operate our restaurants in full capacity and without local or state restrictions;
•	our ability to execute our business strategy effectively;
•	our ability to execute productively and efficiently within the “four walls” of each restaurant;
•	our menu development and pricing strategy;
•	our ability to continue deploying menu, beverage, capital expenditure and technological innovations that have the opportunity to increase customer visit frequency and spending per visit;
•	initial sales performance by new restaurants, some of which may be unusually strong and thus difficult to increase further;
•	intrusions into our restaurant trade areas by new restaurants operated by competitors;
•	the timing of new restaurant openings and related expenses;
•	changing demographics, consumer tastes or discretionary spending;
•	our ability to develop restaurants in geographic locations that do not compete with or otherwise adversely affect the sales of our existing restaurants;
•	overall brand awareness in new markets or existing markets where we may develop new restaurants;
•	maturation of the casual dining segment;
•	changes in the trade area, retail development or surrounding area in which we operate;
•	levels of competition in one or more of our markets; and
•	general economic conditions, credit markets and consumer confidence.

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

Some of our new restaurants may be planned for new markets where we have little or no operating experience. New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, new restaurants in those markets may be less successful than restaurants in our existing markets. Consumers in a new market may not be familiar with the BJ’s brand. We also may find it more difficult to hire, motivate and retain qualified employees in new markets. Restaurants opened in new markets may also have lower average restaurant sales than restaurants opened in our existing markets, and may have higher construction, occupancy or operating costs than restaurants in existing markets. Sales at restaurants opened in new markets may take longer to achieve margins typical of mature restaurants in existing markets or may never achieve these targeted margins thereby affecting our overall profitability. As we expand into new markets and geographic territories, our operating cost structures may not resemble our experience in existing markets. Because there will initially be fewer restaurants in a given market, our ability to optimally leverage our field supervision, marketing and supply chain resources will be limited for a period of time. Further, our overall new restaurant development and operating costs may increase due to more lengthy geographic distances between restaurants resulting in higher purchasing, preopening, labor, transportation and supervision costs. The performance of restaurants in new markets will often be less predictable.

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

In order to achieve our targeted capacity rate of new restaurant growth, we must identify suitable restaurant locations and successfully negotiate and finalize the terms of restaurant leases at a number of these locations. Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or these lease negotiations. Delays encountered in negotiating, or our inability to finalize to our satisfaction, the terms of a restaurant lease, or disruptions such as the COVID-19 pandemic, may delay our actual rate of new restaurant growth and cause a significant variance from our targeted capacity growth rate. In addition, our scheduled rate of new restaurant openings may be adversely affected by other factors, some of which are beyond our control, including the following:

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

The majority of our restaurants are located on leased premises and are subject to varying lease-specific arrangements. Some of our leases require base rent that is subject to regional cost-of-living increases and other leases include base rent with specified periodic increases. Other leases are subject to renewal at fair market value, which may involve substantial increases. Additionally, many leases require contingent rent based on a percentage of gross sales. There can be no assurance that we will be able to renew our expiring leases after exercising all remaining renewal options. As a result, we may incur additional costs to operate our restaurants, including increased rent and other costs related to our renegotiation of lease terms for an existing leased premise or for a new lease in a desirable location and the relocation and development of a replacement restaurant.

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

Additionally, when unemployment levels are at low, it is difficult and more expensive for us to fully staff our restaurants. While we do our best to avoid business interruptions in our operating restaurants, as well as delays in opening our new restaurants, there is no guarantee or assurance that we can avoid this in the future.

Any adverse changes in the supply or cost of food, brewing, energy and other expenses may adversely affect our operating results.

Our profitability depends, in part, on our ability to anticipate and effectively react to changes in food, labor, utilities and supply costs. Our supply chain department negotiates prices for all of our ingredients and supplies through contracts (with terms of one month up to one year, or longer in a few cases), spot market purchases or commodity pricing formulas. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, including stricter health regulations and guidelines as well as increased public concern over food safety standards and local and state governmental requirements due to the COVID-19 pandemic, could materially harm our business and may also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs or safety incidents by adjusting our purchasing practices. A failure to do so may adversely affect our operating results or cash flows from operations. We also have a single or a limited number of suppliers for certain of our commodity and supply items. Accordingly, supply chain risk may increase our costs and limit the availability of some products that are critical to our restaurant and brewing operations.

The overall cost environment for food commodities can be volatile primarily due to domestic and worldwide agricultural supply/demand and other macroeconomic factors that are outside of our control. The availability and prices of food commodities are also influenced by energy prices, droughts, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, government regulated tariffs, regulations and requirements from the COVID-19 pandemic and other issues. Virtually all commodities purchased and used in the restaurant industry (meats, grains, oils, dairy products, and energy) have varying amounts of inherent price volatility associated with them. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants and brewpubs, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which may result in higher costs for goods and services supplied to us. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control. In addition, raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar, government regulated tariffs and increases in local demand, which may increase our costs and negatively impact our profitability.

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

We may be subject to increased labor costs which could adversely affect our results of operations.

Our restaurant operations are subject to federal, state and local laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal, state and local minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Over the last several years, low unemployment, new restaurant growth, competition and state minimum wage increases have resulted in unprecedented wage pressure in the restaurant industry for managers and hourly employees. Labor shortages, increased employee turnover and health care and other benefit mandates could also increase our labor costs. The increased operating costs from wage increases could adversely affect our results of operations, especially if we are to effectively implement price increases to offset such additional costs.

Any inability or failure of distributors or suppliers to provide food and beverages to us in a timely fashion may adversely affect our reputation, customer patronage, revenues and results of operations.

We currently depend on national and regional food distribution service companies, as well as other food manufacturers and suppliers, to provide food and beverage products to all of our restaurants. We also rely on independent third party brewers and many local beer distributors to provide us with beer for our restaurants. The operations of our distributors, suppliers and independent third party brewers are subject to risks including labor disputes, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that may limit their ability to timely provide us with acceptable products. Additionally, under the “force majeure” provisions in most of our agreements with suppliers, certain unexpected and disruptive events may excuse a supplier from performing. If our distributors, suppliers and independent third party brewers cease doing business with us, or cannot make a scheduled delivery to us, or are unable to obtain credit in a tightened credit market or experience other issues such as adverse effects due to the COVID-19 pandemic, we may experience short-term product supply shortages in some or all of our restaurants and may be required to purchase food, beer and beverage products from alternate suppliers at higher prices. We may also be forced to temporarily remove popular items from the menu offering of our restaurants. If alternative suppliers cannot meet our current product specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, customer patronage, revenues and results of operations, may be adversely affected.

Any inability of us to secure or maintain third party beer distribution arrangements may adversely affect our operating results.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has materially disrupted and is expected to continue to materially disrupt for an extended period of time our business, operations, financial condition and results of operations.

Federal, state and local government responses to the COVID-19 pandemic have disrupted our industry and had a material adverse effect on our business. Local governmental restrictions have limited our ability to operate our restaurants and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause, consumers to avoid or limit gatherings in public places or social interactions, which could continue to adversely affect our business. The impact of any health pandemic on us might be disproportionately greater than on other casual dining concepts that have lower customer traffic and that depend less on the gathering of people.

In addition, our ability to maintain our supply chain and labor force may become challenging as a result of the COVID-19 pandemic and as a result of the restrictions placed on our operations, we may temporarily close more restaurants or dining rooms until local restrictions are lifted. While we cannot predict the duration or scope of the COVID-19 pandemic or when unrestricted operations will return, the negative impact is expected to continue to be material to our financial results, condition and prospects based on its longevity and severity.

We cannot predict how long the COVID-19 pandemic will last or if it will reoccur even after vaccines are widely available, whether or when government restrictions will be imposed or lifted, or how quickly, if at all, customer traffic will return to pre-COVID-19 levels. As a result, we are unable to predict how long our results of operations and financial performance will be adversely affected.

Risks Related to Data Security and Technology

We rely heavily upon information technology and related data security systems, including credit card processing and our loyalty and employee engagement programs, and any failure or interruption of these systems, including those operated by third parties, may adversely affect our ability to efficiently operate our business.

We rely heavily on electronic information systems in all aspects of our operations, including (but not limited to) point-of-sale transaction processing in our restaurants; credit card processing; efficient operation of our restaurant kitchens; management of our inventories and overall supply chain; collection of cash; payment of payroll and other obligations; and, various other processes and procedures including our customer loyalty and employee engagement programs. Our ability to efficiently manage our business depends significantly on the reliability and capacity of our in-house information systems and those technology services and systems that we contract for from third parties. Although we and our third party providers have operational safeguards in place, these safeguards may not be effective in preventing the failure of any of our or third party systems or platforms to operate effectively and be available. Our electronic information systems, including our back-up systems, and those of our third party providers, are subject to damage or interruption from power outages, cyber-attacks, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our employees. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption. If any of the critical IT systems on which we rely were to become unreliable, unavailable, compromised or otherwise fail, and we were unable to recover in a timely manner, we could experience an interruption in our operations that could have a material adverse impact on our results of operations and our reputation as a brand or as an employer.

Our business may be adversely affected by cybersecurity incidents which result in unauthorized access, theft, modification or destruction of confidential information that is stored in our systems or by third parties on our behalf, including confidential business, employee, or customer data.

Cybersecurity incidents or other unauthorized access to systems may result in disruption to our operations, corruption or theft of critical data, confidential information or intellectual property. As reliance on technology continues to grow and more business activities have shifted online (including as a result of COVID-19), the risk associated with any cybersecurity incidents have grown. While we, and our third party vendors, have implemented security systems and infrastructure to prevent, detect, and/or mitigate the risk of unauthorized access to technology systems or platforms, there can be no assurance that these measures will be effective. Any cybersecurity or similar incident involving confidential information of our business, customers or employees could result in negative publicity, damage to our reputation, a loss of revenues, disruption of our business, litigation and regulatory actions. Significant capital investments might be required to remediate any problems, infringements, misappropriations or other third party claims.

Risk Related to Regulations and Legal Proceedings

Federal, state and local beer, liquor and food service regulations and any violations thereof may adversely affect our revenues and results of operations.

We are required to operate in compliance with federal laws and regulations relating to alcoholic beverages administered by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, as well as the laws and licensing requirements for alcoholic beverages of states and municipalities where our restaurants are or will be located. In addition, each restaurant must obtain a food service license from local authorities. Failure to comply with federal, state or local regulations may cause our licenses to be revoked and force us to cease the brewing or sale of alcoholic beverages, or both, or the serving of food at our restaurants. Additionally, state liquor laws may prevent or impede the expansion of our restaurants into certain markets. The liquor laws of certain states prevent us from selling the beer brewed at our restaurants. Any difficulties, delays or failures in obtaining such licenses, permits or approvals may delay or prevent the opening of a restaurant in a particular area or increase the costs associated therewith. If we are unable to obtain or maintain our existing licenses, our customer patronage, revenues and results of operations may be adversely affected. Or, if we choose to open a restaurant in those states where the number of available licenses is limited, the cost of a new license may be significant.

Brewing operations require various federal, state, and local licenses, permits and approvals. Our restaurants and on-site brewpubs operate pursuant to exceptions to the “tied house” laws, which created the “three tier system” of liquor distribution. These “tied house” laws generally prohibit brewers from holding retail licenses and prohibit vertical integration in ownership and control among the three tiers. Brewing restaurants and brewpubs operate under exceptions to these general prohibitions. Generally, our brewing restaurants are licensed as retailers with limited privileges to brew beer on the restaurant premises, and we do not have the same privileges as a microbrewery. Other restrictions imposed by law may prevent us from operating both brewing restaurants and non-brewing restaurants in some states. We are at risk that a state’s regulations concerning brewing restaurants or the interpretation of these regulations may change. Because of the many and various state and federal licensing and permitting requirements, there is a significant risk that one or more regulatory agencies may determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within its jurisdiction. Even after the issuance of our licenses, our operations may be subject to differing interpretations of the “tied house” laws and the requirements of the “three tier system” of liquor distribution in any jurisdiction that we conduct business. Any such changes in interpretation may adversely impact our current model of brewing beer or supplying beer, or both, to our restaurants in that state, and may also cause us to lose, either temporarily or permanently, the licenses, permits and registrations necessary to conduct our restaurant operations, and subject us to fines and penalties.

The manufacture, distribution and sale of alcoholic beverages is highly regulated and taxed under federal, state and local laws and regulations. Our operations are subject to more restrictive regulations and increased taxation by federal, state, and local governmental entities than are those of non-alcohol related beverage businesses. Failure to comply with applicable federal, state, or local laws and regulations may result in higher taxes, penalties, fees, and suspension or revocation of permits, licenses or approvals. The loss or revocation of any existing licenses, permits or approvals, and/or the failure to obtain any required additional or new licenses, permits, or approvals may have a material adverse effect on our ability to conduct our business.

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

Compliance with cybersecurity, privacy and similar laws may involve significant costs and any failure to comply could adversely affect our business, reputation and results of operations.

Cybersecurity breaches also could result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. In addition, the California Privacy Act of 2018 (“CPA”), which became effective in 2020, provides a private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and the right for consumers to request deletion of personal information (subject to certain exceptions). Compliance with the CPA and other current and future privacy, cybersecurity and related laws may be involve significant costs. If we fail to properly respond to security breaches of our or third party’s information technology systems or fail to properly respond to consumer requests under the CPA or any similar laws adopted in other states, our reputation and results of operations may be adversely affected.

We are subject to a variety of laws, government regulation, and other legal requirements and any failure to comply with these laws and regulations or any new laws or regulations could have a material adverse effect on our operations.

Our business is subject to large number of federal, state, and laws and regulations, including those relating to:

•	the production, distribution and sale of alcoholic beverages;
•

employment practices and working conditions, including, among others, minimum wage and other wage and benefit requirements, overtime pay, meal and rest breaks, predictive scheduling, paid leave requirements, work eligibility requirements, employee classification as exempt/non-exempt for overtime and other purposes, immigration status, workplace safety, discrimination, and harassment;

•

public accommodations and safety conditions, including the Americans with Disabilities Act and similar state laws that give protections to individuals with disabilities in the context of employment, public accommodations, and other areas;

•	environmental matters, such as emissions and air quality, water consumption, and the discharge, storage, handling, release, and disposal of hazardous or toxic substances;
•	preparation, sale and labeling of food, including regulations of the Food and Drug Administration, including those relating to inspections and food recalls, menu labeling and nutritional content;
•

data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information, and payment card industry standards and requirements;

•	building and zoning requirements, including state and local licensing and regulation governing the design and operation of facilities and land use,
•	health, sanitation, safety and fire standards; and
•	public company compliance, disclosure and governance matters, including accounting regulations, SEC and NASDAQ disclosure requirements.

Compliance with these laws and regulations, and future new laws or changes in these laws or regulations that impose additional requirements, can be costly. Failure to comply with the laws and regulatory requirements of federal, state and local authorities may result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Compliance with these laws and regulations can increase our exposure to litigation or governmental investigations or proceedings.

We may become party to legal proceedings which could have a material adverse effect on our business.

Our business is subject to the risk of litigation by employees, customers, suppliers, shareholders, government agencies or others through private actions, class or collective actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; customer discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; violation of “dram-shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third party); trademark or patent infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that may decrease customer acceptance of our brands, regardless of whether the allegations are valid or we ultimately are found liable. Litigation may impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, may adversely affect employee acquisition and retention. Also, some employment related claims in the area of wage and hour disputes are not insurable risks. We also are subject to claims and disputes from landlords under our leases, which may lead to litigation or a threatened or actual lease termination. Litigation of any nature may be expensive to defend, may adversely affect our reputation and the reputation of our restaurants, and may divert money and management’s attention from our operations and adversely affect our financial condition and results of operations.

General Risk Factors

Any inability to access sources of capital and/or to raise capital in the future on favorable terms may adversely affect our business and results of operations.

Our ability to successfully grow our business depends, in part, on the availability of adequate capital to finance the development of additional new restaurants and other growth related expenses. Changes in our operating plans, acceleration of our expansion plans, a decision to acquire another restaurant concept, reinstitution of our share repurchase program or dividends, lower than anticipated revenues, continuation of the business interruptions caused by the COVID-19 pandemic or other unanticipated and/or uncontrollable events in our industry that impact our liquidity, lower than anticipated tenant improvement allowances offered by landlords, increased expenses or other events  may cause us to seek additional debt or equity financing on an accelerated basis. There can be no guarantee that additional financing will be readily available or available on favorable terms, or it all, especially the longer the COVID-19 pandemic lasts. The unavailability of financing when needed may adversely affect our growth and other plans, as well as our financial condition. Even if available, additional financing may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.

The market price of our common stock may be volatile and our shareholders may lose all or part of their investment.

The market price of our common stock may fluctuate significantly, as it has during the COVID-19 pandemic, and our shareholders may not be able to resell their shares at or above the price they paid for them. Those fluctuations may be based on various factors, including the following:

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

•	the public’s reaction to our press releases, other public announcements and our filings with the SEC;
•	actual or anticipated changes in domestic or worldwide economic, political or market conditions, such as recessions or international currency fluctuations;
•	changes in the consumer spending environment;
•	terrorist acts;
•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	short sales, hedging and other derivative transactions in the shares of our common stock;
•	future sales or issuances of our common stock, including sales or issuances by us, our directors or executive officers and our significant shareholders;
•	our dividend policy;
•	changes in the market valuations of other restaurant companies;
•	actions by shareholders, including actions of activist investors or unsolicited takeover proposals;
•	various market factors or perceived market factors, including rumors, involving us, our suppliers and distributors, whether accurate or not;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of March 1, 2021, we owned and operated a total of 210 restaurants located in the 29 states listed below. Due to the COVID-19 pandemic, one of our 210 restaurants remains temporarily closed, 150 of our restaurants are serving customers in our dining rooms in a limited capacity, and 59 of our restaurants are serving customers only on the patio or in other outdoor seating, all while adhering to social distancing protocols. Takeout and delivery are available at all of our open locations.

Number of Restaurants
Alabama	2
Arizona	6
Arkansas	2
California	62
Colorado	6
Connecticut	1
Florida	22
Indiana	6
Kansas	1
Kentucky	3
Louisiana	3
Maryland	6
Massachusetts	1
Michigan	3
Nevada	5
New Jersey	2
New Mexico	2
New York	3
North Carolina	2
Ohio	14
Oklahoma	4
Oregon	3
Pennsylvania	4
Rhode Island	1
South Carolina	1
Tennessee	1
Texas	34
Virginia	6
Washington	4
210

The average interior square footage of our restaurants is approximately 8,100 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit.

As of March 1, 2021, all of our 210 existing restaurants are located on leased properties, and we own the underlying land for our Texas brewpub locations. We also own two parcels of land adjacent to two of our operating restaurants. There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rent) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our Restaurant Support Center is located in an approximate 56,000 square foot leased space in Huntington Beach, California. Our Restaurant Support Center lease expires August 31, 2024.

ITEM 3. LEGAL PROCEEDINGS

See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a summary of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on The NASDAQ Global Select Market under the symbol “BJRI.” As of February 26, 2021, we had approximately 135 shareholders of record. As many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

STOCK-PERFORMANCE GRAPH

The Company has elected to use the S&P 600 Restaurant Index as its peer group for fiscal year 2020. The following chart compares the five-year cumulative total stock performance of our common stock, the S&P 600 Restaurant Index and the S&P 500 Index. The graph assumes that $100 was invested on December 31, 2015, in our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

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

STOCK-BASED COMPENSATION PLAN INFORMATION

We have a shareholder approved stock-based compensation plan, the Equity Incentive Plan (as amended from time to time, “the Plan”), under which we may issue shares of our common stock to employees, officers, directors and consultants. Under the Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards as of December 29, 2020 (share numbers in thousands):

	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans
Stock-based compensation plans approved by shareholders	1,496	$40.56	826
Stock-based compensation plans not approved by shareholders	—	—	—
Total	1,496		826

DIVIDEND POLICY AND STOCK REPURCHASES

We began paying quarterly cash dividends in the fourth quarter of fiscal 2017; however, due to the COVID-19 pandemic, the Company’s Board of Directors suspended quarterly cash dividends in fiscal 2020. Cash dividends will remain suspended until it is determined that resumption of dividend payments is in the best interest of the Company and its shareholders and is permitted by our Credit Facility.

Also due to the COVID-19 pandemic, our share repurchase program has been suspended and will remain suspended until it is determined that resumption of repurchases is in the best interest of the Company and its shareholders, and is permitted by our Credit Facility. As of December 29, 2020, we have cumulatively repurchased shares valued at approximately $475.6 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $15.0 million during fiscal 2020. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of December 29, 2020, we have approximately $24.4 million available under our share repurchase plan.

The following table sets forth information with respect to the repurchase of common shares during fiscal 2020:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/20 – 01/28/20	—	$—	—	$—	$39,452,344
01/29/20 – 02/25/20	—	$—	—	$—	$39,452,344
02/26/20 – 03/31/20	494,948	$30.33	494,948	$—	$24,438,776
04/01/20 – 04/28/20	—	$—	—	$—	$24,438,776
04/29/20 – 05/26/20	—	$—	—	$—	$24,438,776
05/27/20 – 06/30/20	—	$—	—	$—	$24,438,776
07/01/20 – 07/28/20	—	$—	—	$—	$24,438,776
07/29/20 – 08/25/20	—	$—	—	$—	$24,438,776
08/26/20 – 09/29/20	—	$—	—	$—	$24,438,776
09/30/20 – 10/27/20	—	$—	—	$—	$24,438,776
10/28/20 – 11/24/20	—	$—	—	$—	$24,438,776
11/25/20 – 12/29/20	—	$—	—	$—	$24,438,776
Total	494,948		494,948

(1)	Period information is presented in accordance with our fiscal months during fiscal 2020.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the five fiscal years ended December 29, 2020, are derived from our audited consolidated financial statements. All fiscal years presented consist of 52 weeks with the exception of fiscal year 2016 which consists of 53 weeks. This selected consolidated financial data should be read in conjunction with our consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this report.

	Fiscal Year
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Revenues	$778,510	$1,161,450	$1,116,948	$1,031,782	$993,052
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	195,573	295,009	281,953	268,707	251,460
Labor and benefits	305,628	424,370	400,745	371,220	345,370
Occupancy and operating	220,889	256,383	239,446	219,863	204,583
General and administrative	54,663	62,540	60,449	55,447	55,406
Depreciation and amortization	73,124	72,006	70,439	68,665	64,275
Restaurant opening	1,201	2,892	2,298	3,873	6,977
Loss on disposal and impairment of assets	17,141	3,862	4,048	4,775	2,971
Gain on lease transactions, net	(3,278)	(4,731)	—	—	—
Natural disaster and related	—	—	—	905	—
Severance and legal settlements	—	—	—	423	369
Total costs and expenses	864,941	1,112,331	1,059,378	993,878	931,411
(Loss) income from operations	(86,431)	49,119	57,570	37,904	61,641

Other (expense) income:
Interest expense, net	(7,078)	(4,613)	(4,838)	(4,501)	(1,730)
Gain from legal settlements	2,284	—	—	—	—
Other income (expense), net	1,275	1,788	(735)	1,987	1,180
Total other (expense) income	(3,519)	(2,825)	(5,573)	(2,514)	(550)
(Loss) income before income taxes	(89,950)	46,294	51,997	35,390	61,091

Income tax (benefit) expense	(32,065)	1,056	1,187	(9,390)	15,534
Net (loss) income	$(57,885)	$45,238	$50,810	$44,780	$45,557

Net (loss) income per share:
Basic	$(2.74)	$2.23	$2.42	$2.10	$1.91
Diluted	$(2.74)	$2.20	$2.35	$2.06	$1.88

Weighted average number of shares outstanding:
Basic	21,162	20,285	20,958	21,374	23,824
Diluted	21,162	20,592	21,584	21,772	24,233

Consolidated Balance Sheets Data (end of period):
Cash and cash equivalents	$51,664	$22,394	$29,224	$24,335	$22,761
Total assets	$1,059,424	$1,072,084	$695,107	$683,550	$691,312
Total long-term debt	$116,800	$143,000	$95,000	$163,500	$148,000
Shareholders’ equity	$293,788	$290,287	$309,221	$258,729	$274,897

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As of March 1, 2021, we owned and operated 210 restaurants located in 29 states as described in Item 2 - Properties - “Restaurant Locations” in this Form 10-K. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third party brewers using our proprietary recipes. Our menu features BJ’s award‑winning, signature deep-dish pizza, our proprietary craft and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert.

We intend to continue opening new BJ’s restaurants in high profile locations in both existing and new markets. Under normal circumstances and outside of the COVID-19 pandemic, most of our established restaurants operate close to full capacity during the peak demand periods, and given our relatively high average sales per productive square foot, over the long-term we do not expect to achieve sustained increases in comparable restaurant sales in excess of our increase in average check for our mature restaurants, assuming we are able to retain our customer traffic levels in those restaurants. However, as a result of the decreased sales in fiscal 2020 due to the COVID-19 pandemic, in the short-term, we do anticipate significant increases in comparable restaurant sales once our restaurants resume operations without restrictions. Therefore, we expect that the majority of any year-over-year revenue growth for fiscal 2021 will be derived from increases in comparable restaurant sales growth and that long-term growth will be derived from new restaurant openings and increases in our average check.

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

General and administrative costs include all corporate administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include corporate management, field supervision and corporate hourly staff salaries and related employee benefits (including stock-based compensation expense and cash-based incentive compensation), travel and relocation costs, information systems, the cost to recruit and train new restaurant management employees, corporate rent, certain brand marketing-related expenses and legal, professional and consulting fees.

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

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Operations expressed as percentages of total revenues. All fiscal years presented consist of 52 weeks with the exception of fiscal year 2016 which consists of 53 weeks. Percentages below may not reconcile due to rounding.

	Fiscal Year
	2020	2019	2018	2017	2016
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.1	25.4	25.2	26.0	25.3
Labor and benefits	39.3	36.5	35.9	36.0	34.8
Occupancy and operating	28.4	22.1	21.4	21.3	20.6
General and administrative	7.0	5.4	5.4	5.4	5.6
Depreciation and amortization	9.4	6.2	6.3	6.7	6.5
Restaurant opening	0.2	0.2	0.2	0.4	0.7
Loss on disposal and impairment of assets	2.2	0.3	0.4	0.5	0.3
Gain on lease transactions, net	(0.4)	(0.4)	—	—	—
Natural disaster and related	—	—	—	0.1	—
Severance and legal settlements	—	—	—	—	—
Total costs and expenses	111.1	95.8	94.8	96.3	93.8
(Loss) income from operations	(11.1)	4.2	5.2	3.7	6.2

Other (expense) income:
Interest expense, net	(0.9)	(0.4)	(0.4)	(0.4)	(0.2)
Gain from legal settlements	0.3	—	—	—	—
Other income (expense), net	0.2	0.2	(0.1)	0.2	0.1
Total other (expense) income	(0.5)	(0.2)	(0.5)	(0.2)	(0.1)
(Loss) income before income taxes	(11.6)	4.0	4.7	3.4	6.2

Income tax (benefit) expense	(4.1)	0.1	0.1	(0.9)	1.6
Net (loss) income	(7.4)%	3.9%	4.5%	4.3%	4.6%

52 WEEKS ENDED DECEMBER 29, 2020 (FISCAL 2020) COMPARED TO THE 52 WEEKS ENDED DECEMBER 31, 2019 (FISCAL 2019)

Revenues. Total revenues decreased by $382.9 million, or 33.0%, to $778.5 million during fiscal 2020, from $1.2 billion during fiscal 2019. The decrease in revenues primarily consisted of a 34.0%, or $384.4 million, decrease in comparable restaurant sales, coupled with a $6.2 million decrease related to our temporarily closed restaurants and the permanent closure of our smaller format restaurant in Balboa, California in November 2019, partially offset by a $7.6 million increase in sales from new restaurants not yet in our comparable restaurant sales base. The decrease in comparable restaurant sales and the temporary closures of four of our restaurants were due to the business disruptions resulting from the efforts to contain the COVID-19 pandemic, including government mandated closing or limiting of dine-in restaurant operations. All of our dine-in restaurant operations were closed from March to May. As dining rooms re-opened throughout fiscal 2020, they re-opened with reduced capacity and curfews resulting in lower sales. Additionally, in November 2020, rising COVID-19 cases caused many states to close and/or significantly reduce capacity for dine-in restaurant operations. In December 2020, California, where we operate 62 of our 210 restaurants, closed all dining rooms and outdoor patio seating limiting our sales in the state to only delivery and take-out.

Cost of Sales. Cost of sales decreased by $99.4 million, or 33.7%, to $195.6 million during fiscal 2020, from $295.0 million during fiscal 2019. This decrease was due to the reduction in sales as a result of the COVID-19 pandemic, partially offset by costs related to the two new restaurants opened during fiscal 2020. As a percentage of revenues, cost of sales decreased to 25.1% for fiscal 2020 from 25.4% for the prior fiscal year. This percentage decrease is primarily due to favorable menu mix related to our limited menu as a result of the COVID-19 pandemic, which focused on our deep dish pizza and our family feast offerings, coupled with increased menu pricing and less promotional activity.

Labor and Benefits. Labor and benefit costs for our restaurants decreased by $118.7 million, or 28.0%, to $305.6 million during fiscal 2020, from $424.4 million during fiscal 2019. This decrease was due to the reduction in sales as a result of the COVID-19 pandemic, coupled with the reduction in labor hours and benefits resulting from our dining room closures, partially offset by expenses related to the two new restaurants opened during fiscal 2020, and our decision to pay accrued sick, vacation and emergency paid time off to the approximately 16,000 hourly restaurant employees who were temporarily laid off in late March 2020. As a percentage of revenues, labor and benefit costs increased to 39.3% for fiscal 2020 from 36.5% for the prior fiscal year. This percentage increase is primarily due to the deleveraging of certain fixed labor costs, including manager salaries and benefits, resulting from a lower revenue base, partially offset by less dining room and kitchen hourly labor as the majority of our sales moved to the off-premise channel, coupled with efficiencies from our limited menu offerings. Included in labor and benefits for fiscal 2020 and 2019 was approximately $2.8 million and $2.4 million, respectively, or 0.4% and 0.2%, of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management employees.

Occupancy and Operating. Occupancy and operating expenses decreased by $35.5 million, or 13.8%, to $220.9 million during fiscal 2020, from $256.4 million during fiscal 2019. This decrease was primarily due to cost savings measures related to the COVID-19 pandemic, coupled with lower percentage rent and merchant credit card fees due to lower revenue, partially offset by higher commissions to third party delivery companies as a result of increased off-premise sales, costs for temporary patios, personal protective equipment and additional cleaning supplies, and expenses related to the two new restaurants opened during fiscal 2020. As a percentage of revenues, occupancy and operating expenses increased to 28.4% for fiscal 2020 from 22.1% for the prior fiscal year. This percentage increase was primarily due to the deleveraging of certain fixed operating and occupancy costs such as rent, insurance and property taxes over a lower revenue base as a result of the COVID-19 pandemic.

General and Administrative. General and administrative expenses decreased by $7.9 million, or 12.6%, to $54.7 million during fiscal 2020, from $62.5 million during fiscal 2019. This decrease was primarily due to less short-term incentive compensation and deferred compensation, meeting and related costs due to the closure of our Restaurant Support Center, travel, and additional cost savings measures related to the COVID-19 pandemic. The deferred compensation expense decrease is offset by lower other income included in “Other income (expense), net” on our Consolidated Statements of Operations related to a decrease in the cash surrender value of our life insurance policies under our deferred compensation plan. Included in general and administrative costs for fiscal 2020 and 2019 was approximately $7.0 million and $6.5 million, respectively, or 0.9% and 0.6% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 7.0% for fiscal 2020, from 5.4% for the prior fiscal year. This percentage increase was primarily due to deleveraging from a lower revenue base as a result of the COVID-19 pandemic.

Depreciation and Amortization. Depreciation and amortization increased by $1.1 million, or 1.6%, to $73.1 million during fiscal 2020, compared to $72.0 million during fiscal 2019. This increase was primarily due to depreciation expense related to the two new restaurants opened in fiscal 2020, partially offset by less depreciation due to the impairment and reduction of carrying value for five restaurants. As a percentage of revenues, depreciation and amortization increased to 9.4% for fiscal 2020 from 6.2% for the prior fiscal year. This increase was primarily due to a lower revenue base as a result of the COVID-19 pandemic.

Restaurant Opening. Restaurant opening expense decreased by $1.7 million, or 58.5%, to $1.2 million during fiscal 2020, compared to $2.9 million during fiscal 2019. This decrease is primarily due to the delay or cancelation of most of our restaurant openings for fiscal 2020. We opened two new restaurants during fiscal 2020, compared to seven new restaurants during fiscal 2019.

Loss on Disposal and Impairment of Assets. Loss on disposal and impairment of assets was $17.1 million during fiscal 2020, and $3.9 million during fiscal 2019. For fiscal 2020, these costs primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to five of our restaurants, coupled with a charge to reserve for beer spoilage related to our fresh beer inventory due to the sudden decrease in draft beer sales as a result of the COVID-19 pandemic. Due to the uncertainty of when our restaurant dining rooms will re-open and at what sales and cash flow levels, we may incur additional impairment charges for our restaurants and our goodwill. For fiscal 2019, these costs were primarily related to the disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Gain on Lease Transactions, Net. Gain on lease transactions, net, was $3.3 million during fiscal 2020, and $4.7 million during fiscal 2019. The gain in both fiscal 2020 and 2019 related to the sale of the land underlying two of our restaurants in each respective year. Prior to the adoption of Accounting Standards Update 2016-02, Leases Topic 842 on January 2, 2019, gain on lease transactions were amortized over the term of the lease.

Interest Expense, Net. Interest expense, net, increased by $2.5 million to $7.1 million during fiscal 2020, compared to $4.6 million during fiscal 2019. This increase was primarily due to a higher average debt balance during fiscal 2020, compared to fiscal 2019, coupled with a slightly higher interest rate.

Gain from Legal Settlements. Gain from legal settlements of $2.3 million during fiscal 2020 related to settlements pertaining to credit card interchange fees and handheld tablet maintenance.

Other Income, Net. Other income, net decreased by $0.5 million to $1.3 million during fiscal 2020, compared to $1.8 million during fiscal 2019. This decrease was primarily due to the decrease in the cash surrender value of certain life insurance policies under our deferred compensation plan. This decrease offsets the related deferred compensation expense impact included in “General and administrative” expenses on our Consolidated Statements of Operations.

Income Tax (Benefit) Expense. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in 2018, 2019 and 2020, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expense, and technical amendments regarding the expensing of qualified improvement property (“QIP”). As a result of the CARES Act, the Company intends to carryback losses generated in 2020 and reduce taxes payable for accelerated depreciation on qualified improvements property in 2018 and 2019.

Our effective income tax rate for fiscal 2020, reflected a 35.6% tax benefit, compared to a 2.3% tax expense for fiscal 2019. The recorded tax benefit for fiscal 2020 was greater than the statutory income tax rate primarily due to FICA Tip Credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%. The prior year effective tax rate was below the statutory rate primarily due to tax credits and excess tax deductions realized for share based compensation.

52 WEEKS ENDED DECEMBER 31, 2019 (FISCAL 2019) COMPARED TO THE 52 WEEKS ENDED JANUARY 1, 2019 (FISCAL 2018)

For discussion related to the results of operations and changes in financial condition for fiscal 2019 compared to fiscal 2018 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2019 Form 10-K, which was filed with the United States Securities and Exchange Commission on February 25, 2020.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	December 29, 2020	December 31, 2019
Cash and cash equivalents	$51,664	$22,394
Net working capital	$(82,609)	$(93,826)
Current ratio	0.5:1.0	0.4:1.0

As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we reevaluated all aspects of our spending and continue to focus on cash flow generation. Currently, we have no intention to repurchase shares or pay dividends in the foreseeable future, or until it is determined that it is in the best interest of the Company and its shareholders and that it is permitted under our Credit Facility. We will review and, when appropriate, adjust our overall approach to capital allocation as we know more about the ultimate duration of the COVID-19 pandemic and how the post-pandemic recovery will unfold and affect revenues and costs at our restaurants.

Our $70 million private placement of common stock completed in May 2020, our completed $11.8 million sale-leaseback and lease restructurings and our $30 million sale (before commission and other fees) of common stock through our “at-the-market” (“ATM”) offering program completed in January 2021, have strengthened our financial position. Based on the current level of operations, the reduction of new restaurant openings, and other capital expenditure initiatives, we believe that our current cash and cash equivalents will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months. As of December 29, 2020, we have approximately $51.7 million of cash on our balance sheet, with an additional $97.1 million of borrowings available under our Credit Facility, which was subsequently reduced by $20.0 million on January 15, 2021, when we amended our Credit Facility, and matures on November 18, 2022, and in January 2021 we raised an additional $30 million (before commission and other fees) from the sale of common stock through an “at-the-market”(“ATM”) offering program. See Note 8 and Note 15 in the accompanying Consolidated Financial Statements for further information on our Credit Facility. We are taking what we believe to be necessary and appropriate measures to control costs and maximize liquidity. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for our Texas brewpub locations. We also own two parcels of land adjacent to two of our restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we have subsequently entered into sale-leaseback arrangements for land parcels that we previously purchased. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

CASH FLOWS

The following tables set forth, for the years indicated, our cash flows from operating, investing, and financing activities (dollar amounts in thousands):

	Fiscal Year
	2020	2019	2018
Cash provided by operating activities	$40,541	$115,999	$132,917
Net cash used in investing activities	(35,716)	(78,118)	(55,463)
Net cash provided by (used in) financing activities	24,445	(44,711)	(72,565)
Net increase (decrease) in cash and cash equivalents	$29,270	$(6,830)	$4,889

Operating Cash Flows

Net cash provided by operating activities was $40.5 million during fiscal 2020, representing a $75.5 million decrease from the $116.0 million provided during fiscal 2019. The decrease over the prior year is primarily due to our net loss as compared to net income, coupled with the timing of accounts and other receivables collections, partially offset by the timing of payments related to accounts payable, accrued expenses and operating lease obligations due to rent deferrals.

Investing Cash Flows

Net cash used in investing activities was $35.7 million during fiscal 2020, representing a $42.4 million decrease from the $78.1 million used in fiscal 2019. The decrease over prior year is primarily due to the delay or cancelation of new restaurant openings, coupled with the suspension of certain discretionary capital expenditures due to the COVID-19 pandemic.

The following table provides, for the years indicated, the components of capital expenditures (dollar amounts in thousands):

	Fiscal Year
	2020	2019	2018
New restaurants	$17,780	$51,534	$27,159
Restaurant maintenance and key productivity initiatives	23,219	26,995	32,642
Restaurant and corporate systems	2,326	3,628	1,163
Total capital expenditures	$43,325	$82,157	$60,964

We opened two new restaurants during fiscal 2020. While we reduced capital expenditures for existing restaurants and we delayed or canceled the remainder of our new restaurant openings for fiscal 2020, we had incurred construction costs prior to the COVID-19 pandemic for additional restaurant locations. During fiscal 2021, we expect to open two new restaurants, for which we have entered into signed leases. As the country recovers from the COVID-19 pandemic, we will continue to evaluate our restaurant opening plans.

Financing Cash Flows

Net cash provided by financing activities was $24.4 million during fiscal 2020, representing a $69.2 million increase from the $44.7 million used in fiscal 2019. This increase is primarily due to net proceeds from the sale of our common stock through a private placement in May 2020 and lower repurchases of common stock. See Note 9 in the accompanying Consolidated Financial Statements for further information regarding our private placement.

See Note 8 and Note 15 in the accompanying Consolidated Financial Statements for further information on our Credit Facility. Prior to amending and restating our Credit Facility and subsequently modifying it (once in June 2020 and once in January 2021), in an abundance of caution and as a result of the current circumstances with the COVID-19 pandemic, we drew down all remaining amounts under our Line of Credit in late March 2020 before repaying back a portion of it. We have also been taking all necessary and appropriate steps to maximize our liquidity as we manage our business through the current environment. In addition to drawing down on our line of credit, we sold $70 million of our common stock on May 5, 2020, suspended certain discretionary capital spending, including delaying or cancelling the rest of our new restaurant openings for fiscal 2020, and have suspended future quarterly dividends and the repurchase of shares, as well as 401(k) plan employer matching contributions. Additionally, in January 2021, we completed the sale of an aggregate of 703,399 shares of common stock for proceeds of $30 million (before commission and other fees) through an “at-the-market” (“ATM”) offering program. See Note 15 in the accompanying Consolidated Financial Statements for further information on our ATM offering. While we believe we have sufficient liquidity with our current capital position for the next twelve months, we will continue to monitor and evaluate all financing alternatives as these unprecedented events evolve.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 29, 2020, we are not involved in any off-balance sheet arrangements.

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

A general shortage in the availability of qualified restaurant managers and hourly workers in certain geographic areas in which we operate has caused increases in the costs of recruiting and compensating such employees. Many of our restaurant employees are paid hourly rates subject to the federal, state or local minimum wage requirements. Numerous state and local governments have their own minimum wage and other regulatory requirements for employees that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, certain operating and other costs, including health benefits in compliance with the Patient Protection and

Affordable Care Act, taxes, insurance, COVID-19 pandemic related benefits, and other outside services continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

SEASONALITY AND ADVERSE WEATHER

Our business is impacted by weather and other seasonal factors that typically impact other restaurant operations. Holidays (and shifts in the holiday calendar) and severe weather including hurricanes, tornados, thunderstorms, snow and ice storms, prolonged extreme temperatures and similar conditions may impact restaurant sales volumes in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Leases

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date, and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All of our restaurant leases and office space are classified as operating leases. We have elected to account for lease and non-lease components as a single lease component for office and beverage gas equipment. We do not have any finance leases.

We have elected the short-term lease recognition exemption for all classes of underlying assets. Leases with an initial term of 12 months or less that do not include an option to purchase the underlying asset that we are reasonably certain to exercise are not recorded on the balance sheet. Expense for short-term leases is recognized on a straight-line basis over the lease term.

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

Impairment of Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment on a restaurant by restaurant basis, or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. We used the undiscounted cash flow method and assessed the recoverability by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the assets. We determine that a restaurant’s long-lived assets are impaired if the forecasted undiscounted cash flows is less than the carrying value of the restaurant’s assets. As a result of this analysis, we determined five of our restaurants were impaired and during fiscal 2020, we recorded a $13.7 million charge to operating income for the amount by which the carrying value of the restaurant’s assets exceeded its fair value estimated using the discounted cash flow method. We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments, or what effect any such additional measures may have on our business. Any measure that encourages potential customers to stay in their homes, engage in social distancing or avoid larger gatherings of people is highly likely to be harmful to the dining industry in general and, consequently, our business, which may result in additional impairment charges.

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

Stock-Based Compensation

Under our shareholder approved stock-based compensation plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units that generally vest over three to five years. Incentive and non-qualified stock options expire ten years from the date of grant. We have also granted performance-based restricted stock units under our shareholder approved stock-based compensation plan that vests after three years based on achievement of certain performance targets. Stock-based compensation is measured in accordance with U.S. GAAP based on the estimated fair value of the awards granted. To value stock options on the grant date, we utilize the Black-Scholes option-pricing model which requires us to make certain assumptions and judgments regarding the inputs. These judgments include expected volatility, risk free interest rate, expected option life, and dividend yield. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as “Cash flows from financing activities” within our accompanying Consolidated Statements of Cash Flows and “Income tax (benefit) expense” within our accompanying Consolidated Statements of Operations for the period realized.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 29, 2020, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$643,084	$70,746	$123,554	$104,260	$344,524
CARES Act payroll tax deferral (2)	15,394	7,697	7,697	—	—
Purchase obligations (3)	18,338	11,863	6,475	—	—
Total	$676,816	$90,306	$137,726	$104,260	$344,524

Other Obligations:
Long-term debt	$116,800	$—	$116,800	$—	$—
Interest (4)	8,793	4,646	4,147	—	—
Standby letters of credit	21,084	—	21,084	—	—
Total	$146,677	$4,646	$142,031	$—	$—

(1)	For more detailed description of our operating leases, refer to Note 6 in the accompanying Consolidated Financial Statements.
(2)

The CARES Act allowed employers to defer the deposit and payment of the employer’s portion of social security tax through December 31, 2020. Half of the deferred amount is due on December 31, 2021, and the other half is due on December 31, 2022.

(3)	Amounts represent non-cancelable commitments for the purchase of goods and other services.
(4)

We have assumed $116.8 million remains outstanding under our Credit Facility until the maturity date of November 18, 2022, using the interest rate in effect on December 22, 2020, which was approximately 4.0%.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to December 29, 2020. Our aggregate future commitment relating to these leases is $19.9 million and is not included in operating leases above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

As of December 29. 2020, we have a $235 million Credit Facility, of which $116.8 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, which is currently suspended, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.9 million annual impact on our net (loss) income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2020, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2020, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2020.

Ernst & Young LLP, the independent registered public accounting firm has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of BJ’s Restaurants, Inc.

Opinion on Internal Control over Financial Reporting

We have audited BJ’s Restaurants, Inc.’s internal control over financial reporting as of December 29, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BJ’s Restaurants, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of BJ’s Restaurants, Inc. as of December 29, 2020 and December 31, 2019, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 29, 2020 and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

March 1, 2021

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

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the SEC no later than 120 days after the close of the year ended December 29, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 29, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 29, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 29, 2020.

See Part II, Item 5 – “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Stock-Based Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 29, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 29, 2020 and December 31, 2019

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended December 29, 2020

Consolidated Statements of Shareholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 29, 2020

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 29, 2020

Notes to the Consolidated Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Form 10-K for the year ended January 2, 2018.

3.2	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the Form 10-K for the year ended January 2, 2005.

3.3	Certificate of Amendment of Articles of Incorporation, dated June 8, 2010, incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 28, 2010.

3.4	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 to the Form 8-K filed on June 4, 2007.

4.1

Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB‑2A filed with the Securities and Exchange Commission on August 22, 1996 (File No. 3335182‑LA) (as amended, the “Registration Statement”).

4.2	Description of the Securities, incorporated by reference to Exhibit 4.2 to Form 10-K filed on February 25, 2020.

10.1*	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended January 2, 2018.

10.2*	BJ’s Restaurants, Inc. Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 9, 2020.

10.3*	Form of Employee Stock Option Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-K filed on February 25, 2020.

10.4*	Form of Notice of Grant of Stock Option under the Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.

10.5*	Form of Non-Employee Director Stock Option Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended January 3, 2006.

10.6*	Form of Non-Employee Director Notice of Grant of Stock Option under the Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended January 3, 2006.

10.7*	Form of Restricted Stock Unit Agreement (non-GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to Form 10-K filed on February 25, 2020.

10.8*	Form of Restricted Stock Unit Notice (non-GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.

10.9*	Form of Restricted Stock Unit Agreement (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended January 1, 2013.

10.10*	Form of Equity Award Certificate (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.

10.11*	Form of Stock Option Agreement (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended January 1, 2013.

10.12*	Form of Option Grant Notice (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended January 1, 2013.

10.13*	Form of Restricted Stock Unit Agreement for non-employee directors under the Equity Incentive Plan, incorporated by reference to Exhibit 10.13 to Form 10-K filed on February 25, 2020.

10.14*

Form of Restricted Stock Unit Award Certificate for non-employee directors under the Equity Incentive Plan, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended January 1, 2013.

10.15*	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on or about March 14, 2008.

10.16*	Amended and Restated Employment Agreement dated August 8, 2017, between the Company and Gregory A. Trojan, incorporated by reference to Exhibit 10.1 to Form 8K filed on August 9, 2017.

Exhibit Number	Description

10.17*	Employment Agreement, dated September 6, 2005, between the Company and Gregory S. Levin, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 3, 2005.

10.18*	Employment Agreement, effective March 1, 2011, between the Company and Kendra D. Miller, incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 9, 2011.

10.19*	Employment Agreement dated October 28, 2012, between the Company and Gregory A. Trojan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 29, 2012.

10.20*	Employment Agreement dated January 28, 2013, between the Company and Brian S. Krakower, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.

10.21*	Consulting Agreement, dated February 1, 2013, between the Company and Gerald W. Deitchle, incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 6, 2013.

10.22*	Employment Agreement effective July 9, 2014, between the Company and Kevin E. Mayer, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2014.

10.23*	Amended and Restated Employment Agreement dated August 8, 2017, between the Company and Gregory A. Trojan, incorporated by reference to Exhibit 10.1 to Form 8K filed on August 8, 2017.

10.24*	Form of Performance Stock Unit Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.28 to Form 10-K filed on February 25, 2020.

10.25

Amendment No. 2 and Waiver to Third Amended and Restated Credit Agreement, dated January 15, 2021, among the Company and Bank of America, N.A. and the other lenders identified therein (including amended and restated Third Amended and Restated Credit Agreement attached thereto), incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 22, 2021.

10.26*

BJ’s Restaurants, Inc. 2011 Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2016.

10.27

Amended and Restated Investor Rights Agreement, dated November 24, 2020, by and among the Company, SC 2018 Trust LLC and BJ's Act III, LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 30, 2020.

10.28	Form of Common Stock Purchase Warrant in favor of SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.7 of the Form 8-K filed on May 4, 2020.

10.29

Amendment No. 1, dated November 24, 2020, to Common Stock Purchase Warrant, dated May 5, 2020, issued by the Company in favor of BJ's Act III, LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 30, 2020.

10.30

Form of Registration Rights Agreement among the Company and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser, incorporated by reference to Exhibit 10.4 of the Form 8-K filed on May 4, 2020.

10.31	Form of Registration Rights Agreement between the Company and SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.5 of the Form 8-K filed on May 4, 2020.

21	List of Significant Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
	By:	/s/ Gregory A. Trojan
March 1, 2021		Gregory A. Trojan Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
By: /s/ GREGORY A. TROJAN
Gregory A. Trojan	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
By: /s/ GREGORY S. LEVIN
Gregory S. Levin	President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 1, 2021
By: /s/ JACOB J. GUILD
Jacob J. Guild	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021
By: /s/ PETER A. BASSI
Peter A. Bassi	Lead Independent Director	March 1, 2021
By: /s/ LARRY D. BOUTS
Larry D. Bouts	Director	March 1, 2021
By: /s/ BINA CHAURASIA
Bina Chaurasia	Director	March 1, 2021
By: /s/ JAMES A. DAL POZZO
James A. Dal Pozzo	Director	March 1, 2021
By: /s/ GERALD W. DEITCHLE
Gerald W. Deitchle	Chairman of the Board and Director	March 1, 2021
By: /s/ NOAH A. ELBOGEN
Noah A. Elbogen	Director	March 1, 2021
By: /s/ LEA ANNE S. OTTINGER
Lea Anne S. Ottinger	Director	March 1, 2021
By: /s/ KEITH E. PASCAL
Keith E. Pascal	Director	March 1, 2021
By: /s/ JANET M. SHERLOCK
Janet M. Sherlock	Director	March 1, 2021
By: /s/ PATRICK D. WALSH
Patrick D. Walsh	Director	March 1, 2021

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of BJ’s Restaurants, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BJ’s Restaurants, Inc. (the Company) as of December 29, 2020 and December 31, 2019, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 29, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 29, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021, expressed an unqualified opinion thereon.

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

Impairment of Long-lived Assets
Description of the Matter

At December 29, 2020, property and equipment, net and operating lease assets were $534.8 million and $375.6 million, respectively. During 2020, the Company recorded impairment charges for these long-lived assets of $13.7 million. As discussed in Note 1 to the consolidated financial statements, the Company evaluates potential impairment of the long-lived assets whenever events or changes in circumstances indicate that the carrying value of the restaurant level assets may not be recoverable. The Company evaluates the recoverability of the restaurant level assets by comparing the carrying value to the undiscounted cash flows expected to be generated by the restaurant. When a restaurant’s long-lived assets are determined to be impaired, the Company records an impairment charge based on the amount that the carrying value exceeds the fair value of the restaurant level assets.

Subjective auditor judgment was required to evaluate management’s significant assumptions used in developing the forecasted restaurant level cash flows. Assessing forecasted sales and expenses were especially challenging as a result of the uncertainty arising from the COVID-19 pandemic and the forecasted duration of the economic downturn.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over measurement and valuation of long-lived assets impairment. For example, we tested controls over management’s review of the assumptions used to develop the forecasted sales and expenses as well as the cash flow by restaurant.

To test the impairment of long-lived assets, our audit procedures included, among others, evaluating the assumptions used to develop the forecasted cash flow at the restaurant level, including annual revenue growth rate, costs as a percentage of sales in the forecast period, and comparing the assumptions to the historical Company results and growth trends and evaluating internal and external communications including third party industry and analyst reports. We assessed management’s evaluation of long-lived assets at restaurants that were determined to be impaired and tested the calculation of the fair value of the long-lived assets estimated by the discounted cash flow method. We also performed a sensitivity analysis on the above assumptions in order to conclude whether the recorded impairment of long-lived assets was appropriate. In addition, we evaluated the Company’s impairment of long-lived assets disclosures included in Note 1 to the consolidated financial statements in relation to these matters.

Workers’ Compensation and General Liability Reserve
Description of the Matter

At December 29, 2020, the workers’ compensation and general liability reserve was $20.4M. As discussed in Notes 1 and 7 to the consolidated financial statements, the Company retains large deductibles or self-insured retentions for a portion of its’ workers’ compensation and general liability insurance. The Company estimates the liability based upon information provided by a third-party actuary.

Auditing the workers’ compensation and general liability reserve is complex and required the involvement of  specialists due to the judgmental nature of the actuarial assumptions (e.g., severity of claims, claim development history, case jurisdiction, related legislation, the Company's settlement practice, claims incurred but not yet reported, ultimate costs to settle known claims) used in the measurement process. These assumptions have a significant effect on the final workers’ compensation and general liability reserve estimated by the Company.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the measurement and valuation of the workers’ compensation and general liability reserve. For example, we tested controls over the claims process, the significant actuarial assumptions, management’s estimate of claims incurred but not yet reported and management’s review and approval of the third-party actuarial report obtained on a quarterly basis.

To test the workers’ compensation and general liability reserve, our audit procedures included, among others, evaluating the methodology used, assessing the significant actuarial assumptions discussed above, and testing the completeness and accuracy of the underlying data provided to the third-party actuary. Additionally, we involved actuarial specialists to assist in reviewing the assumptions and methodology used by the third-party actuary and to calculate an independent estimate of the workers compensation and general liability reserve as of December 29, 2020. As part of our assessment of the recorded workers’ compensation and general liability, we compared the independent estimate to the range provided by the third-party actuary. In addition, we evaluated the Company’s workers compensation and general liability reserve disclosures included in Notes 1 and 7 in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Irvine, California

March 1, 2021

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 29, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$51,664	$22,394
Accounts and other receivables, net	23,630	22,197
Inventories, net	10,671	11,102
Prepaid expenses and other current assets	9,325	8,912
Total current assets	95,290	64,605

Property and equipment, net	534,841	583,639
Operating lease assets	375,557	383,355
Goodwill	4,673	4,673
Deferred income taxes	6,227	—
Other assets, net	42,836	35,812
Total assets	$1,059,424	$1,072,084

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable (1)	$37,770	$23,422
Accrued expenses	103,320	102,815
Current operating lease obligations	36,809	32,194
Total current liabilities	177,899	158,431

Long-term operating lease obligations	456,869	448,333
Long-term debt	116,800	143,000
Deferred income taxes, net	—	20,164
Other liabilities	14,068	11,869
Total liabilities	765,636	781,797

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 22,318 and 19,149 shares issued and outstanding as of December 31, 2019 and January 1, 2019, respectively	—	—
Capital surplus	71,722	67,062
Retained earnings	222,066	223,225
Total shareholders’ equity	293,788	290,287
Total liabilities and shareholders’ equity	$1,059,424	$1,072,084

The accompanying notes are an integral part of these consolidated financial statements.

(1)

Included in accounts payable for fiscal year 2019 is $2,543 of related party trade payables. There were no related party trade payables as of December 29, 2020. See Note 13 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year
	2020	2019	2018
Revenues	$778,510	$1,161,450	$1,116,948
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	195,573	295,009	281,953
Labor and benefits	305,628	424,370	400,745
Occupancy and operating (1)	220,889	256,383	239,446
General and administrative	54,663	62,540	60,449
Depreciation and amortization	73,124	72,006	70,439
Restaurant opening	1,201	2,892	2,298
Loss on disposal and impairment of assets	17,141	3,862	4,048
Gain on lease transactions, net	(3,278)	(4,731)	—
Total costs and expenses	864,941	1,112,331	1,059,378
(Loss) income from operations	(86,431)	49,119	57,570

Other (expense) income:
Interest expense, net	(7,078)	(4,613)	(4,838)
Gain from legal settlements	2,284	—	—
Other income (expense), net	1,275	1,788	(735)
Total other (expense) income	(3,519)	(2,825)	(5,573)
(Loss) income before income taxes	(89,950)	46,294	51,997

Income tax (benefit) expense	(32,065)	1,056	1,187

Net (loss) income	$(57,885)	$45,238	$50,810

Net (loss) income per share:
Basic	$(2.74)	$2.23	$2.42
Diluted	$(2.74)	$2.20	$2.35

Weighted average number of shares outstanding:
Basic	21,162	20,285	20,958
Diluted	21,162	20,592	21,584

The accompanying notes are an integral part of these consolidated financial statements.

(1)

Related party costs included in cost of sales are $28,070, $85,794 and $85,788 for fiscal years 2020, 2019, and 2018, respectively. Related party costs included in occupancy and operating are $4,058, $9,307 and $9,697 for fiscal years 2020, 2019, and 2018, respectively. See Note 13 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 2, 2018	20,485	$—	$68,904	$189,825	$258,729
Exercise of stock options	876	36,520	(10,380)	—	26,140
Issuance of restricted stock units	102	2,383	(2,766)	—	(383)
Repurchase and retirement of common stock	(405)	(38,903)	—	18,572	(20,331)
Stock-based compensation	—	—	8,584	—	8,584
Cumulative effect of adopting revenue recognition standard	—	—	—	(4,598)	(4,598)
Dividends paid or payable, $0.45 per share	—	—	—	(9,730)	(9,730)
Net income	—	—	—	50,810	50,810
Balance, January 1, 2019	21,058	—	64,342	244,879	309,221
Exercise of stock options	37	1,422	(356)	—	1,066
Issuance of restricted stock units	127	5,122	(6,136)	—	(1,014)
Repurchase and retirement of common stock	(2,073)	(6,544)	—	(76,216)	(82,760)
Stock-based compensation	—	—	9,212	—	9,212
Cumulative effect of adopting lease standard	—	—	—	19,502	19,502
Dividends paid or payable, $0.49 per share	—	—	—	(10,178)	(10,178)
Net income	—	—	—	45,238	45,238
Balance, December 31, 2019	19,149	—	67,062	223,225	290,287
Issuance of common stock and warrant, net	3,500	63,948	3,394	—	67,342
Exercise of stock options	1	36	(9)	—	27
Issuance of restricted stock units	163	7,728	(8,545)	—	(817)
Repurchase, retirement and reclassification of common stock	(495)	(71,712)	—	56,698	(15,014)
Stock-based compensation	—	—	9,820	—	9,820
Adjustment to dividends previously accrued	—	—	—	28	28
Net loss	—	—	—	(57,885)	(57,885)
Balance, December 29, 2020	22,318	$—	$71,722	$222,066	$293,788

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(57,885)	$45,238	$50,810
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	73,124	72,006	70,439
Non-cash lease expense	29,058	27,726	—
Amortization of financing costs	85	—	—
Deferred income taxes	(26,391)	(2,773)	(2,812)
Stock-based compensation expense	9,791	8,918	8,256
Loss on disposal and impairment of assets	17,141	3,862	4,048
Gain on lease transactions, net	(3,278)	—	—
Changes in assets and liabilities:
Accounts and other receivables	63	12,146	(15,815)
Landlord contribution for tenant improvements	—	—	(752)
Inventories, net	396	(969)	381
Prepaid expenses and other current assets	(573)	(1,393)	3,060
Other assets, net	(4,450)	(7,823)	(1,688)
Accounts payable	16,784	(9,799)	4,746
Accrued expenses	426	(4,410)	10,320
Operating lease obligations	(15,949)	(30,518)	—
Deferred rent	—	—	2,601
Deferred lease incentives	—	—	1,421
Other liabilities	2,199	3,788	(2,098)
Net cash provided by operating activities	40,541	115,999	132,917

Cash flows from investing activities:
Purchases of property and equipment	(43,325)	(82,157)	(60,964)
Proceeds from sale of assets	7,609	4,039	5,501
Net cash used in investing activities	(35,716)	(78,118)	(55,463)

Cash flows from financing activities:
Borrowings on line of credit	1,252,700	1,043,500	1,175,000
Payments on line of credit	(1,278,900)	(995,500)	(1,243,500)
Payments of debt issuance costs	(743)	—	—
Proceeds from issuance of common stock, net	67,342	—	—
Issuance of restricted stock units	(817)	(1,014)	(383)
Proceeds from exercise of stock options	27	1,066	26,140
Cash dividends paid	(150)	(10,003)	(9,491)
Repurchases of common stock	(15,014)	(82,760)	(20,331)
Net cash provided by (used in) financing activities	24,445	(44,711)	(72,565)

Net increase (decrease) in cash and cash equivalents	29,270	(6,830)	4,889
Cash and cash equivalents, beginning of year	22,394	29,224	24,335
Cash and cash equivalents, end of year	$51,664	$22,394	$29,224

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,314	$5,152	$9,597
Cash paid for interest, net of capitalized interest	$5,946	$3,992	$4,158
Cash paid for operating lease obligations	$46,303	$51,175	$—

Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease (1)	$27,604	$34,046	$—
Tenant improvement allowance receivable	$4,163	$3,238	$3,704
Property and equipment acquired and included in accounts payable	$4,640	$7,076	$10,360
Stock-based compensation capitalized	$29	$294	$328

(1)	Amount represents leases entered into and does not include the adoption of Topic 842.

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company,” “BJ’s,” “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants and to develop additional BJ’s restaurants. As of December 29, 2020, we owned and operated 210 restaurants located in 29 states, one of which was temporarily closed due the COVID-19 pandemic. During fiscal 2020, we opened two new restaurants. Several of our locations, in addition to our two brewpub locations in Texas, brew our signature, proprietary craft BJ’s beer. All of our other restaurants receive their BJ’s beer either from one of our restaurant brewing operations, our Texas brewpubs and/or independent third party brewers using our proprietary recipes.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2020, 2019, and 2018 ended on December 29, 2020, December 31, 2019, and January 1, 2019, respectively, and consisted of 52 weeks of operations.

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

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate impairment may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. We currently have one reporting unit, which is casual dining company-owned restaurants in the United States of America. If it is concluded that the fair value of our reporting unit is less than the goodwill carrying value, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit is greater than the estimated fair value, an impairment charge is recorded for the difference between the implied fair value of goodwill and its carrying amount. To calculate the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their relative fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. This adjusted carrying value becomes the new goodwill accounting basis value. Based on our impairment assessment, we did not record any impairment to goodwill during fiscal 2020, 2019 or 2018.

Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment on a restaurant by restaurant basis, or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The reduced cash flow projections resulting from the COVID-19 pandemic triggered an impairment analysis by us quarterly during fiscal 2020. We used the undiscounted cash flow method and assessed the recoverability by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the assets. We determine that a restaurant’s long-lived assets are impaired if the forecasted undiscounted cash flows is less than the carrying value of the restaurant’s assets.

As a result of this analysis, we determined five of our restaurants were impaired and during fiscal 2020, we recorded a $13.7 million charge to operating income for the amount by which the carrying value of the restaurant’s assets exceeded its fair value estimated using the discounted cash flow method. We did not incur an impairment expense in fiscal 2019 or 2018.

Self-Insurance Liability

We retain large deductibles or self-insured retentions for a portion of our general liability insurance and our employee workers’ compensation programs. We maintain coverage with a third party insurer to limit our total exposure for these programs. The accrued liability associated with these programs is based on our estimate of the ultimate costs within our retention amount to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet dates. Our estimated liability is based on information provided by a third party actuary, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be significantly impacted.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered at the point of sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Deferred gift card revenue, included in “Accrued expenses” on the accompanying Consolidated Balance Sheets, was $17.3 million and $19.1 million as of December 29, 2020 and December 31, 2019, respectively.

Estimated gift card breakage is recorded as “Revenues” on our Consolidated Statements of Operations and recognized in proportion to our historical redemption pattern. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2020, 2019, and 2018 was approximately $13.2 million, $25.2 million and $24.5 million, respectively. Advertising costs are primarily included in “Occupancy and operating” expenses on our Consolidated Statements of Operations.

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

We provide for income taxes based on our expected federal and state tax liabilities. Our estimates include, but are not limited to, effective federal, state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expense allowable for tax purposes. We usually file our income tax returns several months after our fiscal year-end. All tax returns are subject to audit by federal and state governments for years after the returns are filed and could be subject to differing interpretations of the tax laws.

We recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained through an audit, based on the technical merits of the position. Interest and penalties related to uncertain tax positions are included in “Income tax (benefit) expense” on our Consolidated Statements of Operations.

Restaurant Opening Expense

Restaurant payroll, supplies, training, other start-up costs and rent expense incurred prior to the opening of a new restaurant are expensed as incurred.

Leases

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date, and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All of our restaurant leases and office space are classified as operating leases. We have elected to account for lease and non-lease components as a single lease component for office and beverage gas equipment. We do not have any finance leases.

We have elected the short-term lease recognition exemption for all classes of underlying assets. Leases with an initial term of 12 months or less that do not include an option to purchase the underlying asset that we are reasonably certain to exercise are not recorded on the balance sheet. Expense for short-term leases is recognized on a straight-line basis over the lease term.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the dilutive effect of equity awards. Diluted net (loss) income per share reflects the potential dilution that could occur if in-the-money warrants or stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units (“RSUs”) issued by us were to lapse (collectively, equity awards) using the treasury stock method. Performance-based RSUs are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and we include these contingently issuable shares in our diluted net (loss) income per share calculation. Once theses performance-based RSUs vest, they are included in our basic net (loss) income per share calculation.

The following table presents a reconciliation of basic and diluted net (loss) income per share, including the number of dilutive equity awards that were included in the dilutive net (loss) income per share computation (in thousands):

	Fiscal Year
	2020	2019	2018
Numerator:
Net (loss) income for basic and diluted net (loss) income per share	$(57,885)	$45,238	$50,810
Denominator:
Weighted-average shares outstanding - basic	21,162	20,285	20,958
Dilutive effect of equity awards	—	307	626
Weighted-average shares outstanding - diluted	21,162	20,592	21,584

At December 29, 2020, December 31, 2019, and January 1, 2019, there were approximately 1.1 million, 0.5 million, and 0.03 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net (loss) income per share because they are anti-dilutive. Additionally, at December 29, 2020, there were warrants to purchase 875,000 shares, which were dilutive.

Stock‑Based Compensation

Under our shareholder approved stock-based compensation plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units that generally vest over three to five years. Incentive and non-qualified stock options expire ten years from the date of grant. We have also granted performance-based restricted stock units under our shareholder approved stock-based compensation plan that vest after three years based on achievement of certain performance targets. Stock-based compensation is measured in accordance with U.S. GAAP based on the estimated fair value of the awards granted. To value stock options on the grant date, we utilize the Black-Scholes option-pricing model which requires us to make certain assumptions and judgments regarding the inputs. These judgments include expected volatility, risk free interest rate, expected option life, and dividend yield. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk free interest rate, may significantly impact the grant date fair value resulting in a significant impact to our financial results. The tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as “Cash flows from financing activities” within our Consolidated Statements of Cash Flows and “Income tax (benefit) expense” within the Consolidated Statements of Operations for the period realized.

2. Revenue Recognition

The liability related to our gift cards and loyalty program, included in “Accrued expenses,” on our Consolidated Balance Sheets were as follows (in thousands):

	December 29, 2020	December 31, 2019
Gift card liability	$17,274	$19,106
Deferred loyalty revenue	$6,121	$8,320

Revenue recognized on our Consolidated Statements of Operations for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year were as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Revenue recognized from gift card liability	$10,883	$12,064	$9,868
Revenue recognized from customer loyalty program	$8,734	$9,363	$7,326

3. Accounts and Other Receivables

Accounts and other receivables consisted of the following (in thousands):

	December 29, 2020	December 31, 2019
Credit cards	$3,394	$7,922
Third party gift card sales	2,798	4,335
Tenant improvement allowances	4,163	3,238
Income taxes	10,367	5,659
Other	2,908	1,043
	$23,630	$22,197

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 29, 2020	December 31, 2019
Land	$2,507	$6,833
Building improvements	388,091	381,721
Leasehold improvements	299,135	289,272
Furniture and fixtures	159,200	149,300
Equipment	328,884	318,495
	1,177,817	1,145,621
Less accumulated depreciation and amortization	(661,486)	(584,572)
	516,331	561,049
Construction in progress	18,510	22,590
Property and equipment, net	$534,841	$583,639

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 29, 2020	December 31, 2019
Payroll related	$34,467	$27,879
Workers’ compensation and general liability	20,365	21,667
Deferred revenue from gift cards	17,274	19,106
Deferred loyalty revenue	6,121	8,320
Insurance related	4,267	—
Sales taxes	1,992	6,892
Other taxes	5,128	3,960
Other current rent related	2,398	2,469
Utilities	2,384	2,115
Merchant cards	874	1,777
Other	8,050	8,630
	$103,320	$102,815

6. Leases

Lease costs included in “Occupancy and operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	Fiscal Year	Fiscal Year
	2020	2019
Lease costs	$55,996	$54,329
Variable lease costs	142	3,017
Total lease costs	$56,138	$57,346

Weighted-average lease term and discount rate as of December 29, 2020 were as follows:

Weighted-average remaining lease term	12.4 Years
Weighted-average discount rate	5.6%

Operating lease obligation maturities as of December 29, 2020 were as follows (in thousands):

2021	$70,746
2022	64,219
2023	59,335
2024	54,850
2025	49,410
Thereafter	344,524
Total lease payments	643,084
Less: imputed interest	(149,406)
Present value of operating lease obligations	$493,678

In response to the impact of the COVID-19 pandemic on our operations, beginning April 1, 2020, we suspended the payment of rent and did not make lease payments under our existing lease agreements for the majority of our leases. During the suspension of payments, we continued to recognize expenses and liabilities for lease obligations and corresponding lease assets on the balance sheet in accordance with ASU 2016-02, Leases (Topic 842). We commenced the payment of rent on July 1, 2020.

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

7. Commitments and Contingencies

Legal Proceedings

We are subject to lawsuits, administrative proceedings and demands that arise in the ordinary course of our business and which typically involve claims from customers, employees and others related to operational, employment, real estate and intellectual property issues common to the foodservice industry. A number of these claims may exist at any given time. We are self-insured for a portion of our general liability, employee workers’ compensation and employment practice liability insurance requirements. We maintain coverage with a third party insurer to limit our total exposure. We believe that most of our customer claims will be covered by our general liability insurance, subject to coverage limits and the portion of such claims that are self-insured. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not been ordered to pay punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims. We could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are ultimately determined to be liable. We currently believe that the final disposition of these type of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Letters of Credit

We have irrevocable standby letters of credit outstanding, as required under our workers’ compensation insurance arrangements, of $21.1 million as of December 29, 2020. Our standby letters of credit automatically renew each October 31 for one year unless 30 days’ notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit issued under our Credit Facility reduce the amount available for borrowing.

8. Long-Term Debt

Line of Credit

On April 30, 2020, we entered into an Amended Credit Facility (“Credit Facility”) with Bank of America, N.A. (“BofA”) and JPMorgan Chase Bank, N.A., to amend and restate our existing unsecured revolving line of credit (the “Line of Credit”) in response to disruptions arising from the COVID-19 pandemic and to modify certain financial covenants through the first quarter of fiscal 2021. On June 15, 2020, we further modified our Credit Facility to reduce our Line of Credit by $15.0 million, extend the maturity date by one year, change certain interest rates and reset select covenant levels. On January 15, 2021, we once again amended our Credit Facility to further reduce our Line of Credit by $20.0 million, change certain interest rates and reset selected covenant levels. See Note 15 for further information.

As of December 29, 2020, our Credit Facility matures on November 18, 2022, and provides us with revolving loan commitments totaling $235 million (reduced to $215 million effective January 15, 2021), of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. As of December 29, 2020, there were borrowings of $116.8 million and letters of credit totaling approximately $21.1 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $97.1 million as of December 29, 2020.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) LIBOR plus a percentage not to exceed 3.00% (with a floor on LIBOR of 1.00%), or (b) a percentage not to exceed 2.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, or (iii) one-month LIBOR plus 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA and lease expenses. The weighted average interest rate during fiscal 2020 was approximately 3.7%.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a fixed charge coverage ratio and a lease adjusted leverage ratio. As of December, 29, 2020, we were in violation of these two covenants; however, this was cured in conjunction with our amendment on January 15, 2021, whereby the testing of the fixed charge coverage ratio and lease adjusted leverage ratio have been suspended until the third quarter of fiscal 2021. They will be tested based upon our earnings during the third quarter of fiscal 2021. Under a new financial covenant, there will be a one-time test of our earnings based upon results as of the end of the second fiscal quarter of

2021. Additionally, the financial covenant pertaining to liquidity will continue to be tested monthly through December 2021, and we will be required to meet a monthly fixed amount. Lastly, we are also subject to certain limits on capital expenditures for fiscal 2021 and 2022, with relief from the spending limits being granted if we satisfy certain financial covenant levels.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest on the Line of Credit, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $7.1 million, $4.6 million and $4.8 million, for fiscal 2020, 2019 and 2018, respectively. We also capitalized approximately $0.1 and $0.3 million of interest expense related to new restaurant construction during fiscal 2020 and 2019, respectively. Additionally, for fiscal 2020, we capitalized approximately $0.8 million of fees related to the amended and modified credit agreement, which will be amortized over the remaining term of the Credit Facility.

9. Shareholders’ Equity

Private Placement

On May 5, 2020, we completed the sale of $70 million of our common stock to certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser, and to Act III Holdings, LLC (“Act III,” and collectively “the investors”). The investors purchased a total of 3,500,000 shares of BJ’s Restaurants common stock for $20.00 per share in a private placement under Section 4(2) of the Securities Act of 1933, as amended. The Company also issued a five year warrant to purchase 875,000 shares of our common stock with an exercise price of $27.00 per share to Act III. The warrant expires on May 4, 2025, five years following the issuance. In addition, Act III was granted the right to nominate one director to the Company’s Board of Directors for so long as certain ownership thresholds are satisfied. Subsequently on November 24, 2020, our agreement with Act III was amended whereby Act III now has the right to designate one person to serve as an observer at meetings of the Board of Directors and at meetings of the Governance and Nominating Committee of the Board of Directors when and if they do not have a director serving as a member of the Board of Directors.

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

Preferred Stock

We are authorized to issue 5.0 million shares of one or more series of preferred stock and we are authorized to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at December 29, 2020 or December 31, 2019. We currently have no plans to issue shares of preferred stock.

Common Stock

Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to accumulate votes in connection with the election of directors. Shareholders of our outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors.

Cash Dividends

Due to the COVID-19 pandemic, our Board of Directors suspended quarterly cash dividends in fiscal 2020 until it is determined that resumption of dividend payments is in the best interest of the Company and its shareholders and is permitted by our Credit Facility. As such, there were no cash dividends paid in fiscal 2020.

Stock Repurchases

During fiscal 2020, we repurchased and retired approximately 0.5 million shares of our common stock at an average price of $30.33 per share for a total of $15.0 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of December 29, 2020, we have approximately $24.4 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. We have suspended our repurchase program until the Board determines that resumption of repurchases is in the best interest of the Company and its shareholders and is permitted by our Credit Facility.

10. Income Taxes

Income tax (benefit) expense for the last three fiscal years consists of the following (in thousands):

	Fiscal Year
	2020	2019	2018
Current:
Federal	$(5,360)	$1,907	$2,031
State	(314)	1,922	1,968
	(5,674)	3,829	3,999
Deferred:
Federal	(21,403)	(2,652)	(3,142)
State	(4,988)	(121)	330
	(26,391)	(2,773)	(2,812)

Income tax expense (benefit)	$(32,065)	$1,056	$1,187

Income tax (benefit) expense for the last three fiscal years differs from the amount that would result from applying the federal statutory rate as follows:

	Fiscal Year
	2020	2019	2018
Income tax at statutory rates	(21.0)%	21.0%	21.0%
State income taxes, net of federal benefit	(5.2)	3.0	3.3
Permanent differences	0.3	(0.6)	(5.1)
Income tax credits	(5.1)	(20.1)	(16.0)
Prior year tax credit true-up	(0.4)	(0.7)	(0.8)
Benefit from net operating loss carryback	(5.2)	—	—
Other, net	1.0	(0.3)	(0.1)
	(35.6)%	2.3%	2.3%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	December 29, 2020	December 31, 2019
Deferred income tax asset:
Gift cards	$2,192	$1,730
Accrued expenses	11,235	9,912
Other	3,656	4,516
Deferred revenues	5	20
Stock-based compensation	4,323	3,976
Deferred rent	130,116	126,882
Income tax credits	27,506	12,949
Net operating losses	4,305	1,744
State tax	55	473
Gross deferred income tax asset	183,393	162,202
Valuation allowance	(802)	(282)
Deferred income tax asset, net of valuation allowance	182,591	161,920

Deferred income tax liability:
Property and equipment	(57,249)	(59,872)
Intangible assets	(1,605)	(1,529)
Operating lease assets	(113,083)	(116,298)
Smallwares	(4,427)	(4,385)
Deferred income tax liability	(176,364)	(182,084)

Net deferred income tax asset (liability)	$6,227	$(20,164)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in 2018, 2019 and 2020, refunds of alternative minimum tax credits, temporary modification to the limitations placed on the tax deductibility of net interest expense, and technical amendments regarding the expensing of qualified improvement property (“QIP”). As a result of the CARES Act, the Company is able to carryback losses generated in 2020 and reduce taxes payable for accelerated depreciation on qualified improvements property in 2018 and 2019.

At December 29, 2020, we had federal and California income tax credit carryforwards of approximately $27.6 million and $0.8 million, respectively, consisting primarily of the credit for FICA taxes paid on reported employee tip income and California enterprise zone credits. The FICA tax credits will begin to expire in 2035 and the California enterprise zone credits will begin to expire in 2023.

At December 29, 2020, we have federal net operating losses (“NOLs”) of approximately $33.2 million that will be carried back to taxable income year of 2015. In addition, we have state NOLs of approximately $89.4 million that will expire over various periods beginning 2021 through 2040.

As of December 29, 2020, and December 31, 2019, we have recorded a valuation allowance against certain state net operating loss and tax credit carryforwards of $0.8 million and $0.3 million, respectively, net of the federal benefit which are not more likely than not to be realized prior to expiration. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 29, 2020 and December 31, 2019, we had accrued $0.1 million for interest and penalties with respect to uncertain tax positions.

As of December 29, 2020, our accrual for unrecognized tax benefits was approximately $1.3 million, of which approximately $1.0 million, if reversed would impact our effective tax rate. We anticipate no change in our liability for unrecognized tax benefits within the next twelve-month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Gross unrecognized tax benefits at beginning of year	$1,345	$1,532	$1,516
Increases for tax positions taken in prior years	190	10	69
Decreases for tax positions taken in prior years	(291)	(5)	(49)
Increases for tax positions taken in the current year	89	130	87
Lapse in statute of limitations	—	(322)	(91)
Gross unrecognized tax benefits at end of year	$1,333	$1,345	$1,532

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of December 29, 2020, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2015.

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

On September 4, 2020, our Board of Directors approved special fully-vested restricted stock grants to the Restaurant Support Center employees whose salaries were reduced due to the COVID-19 pandemic. These grants were in amounts designed to approximate the value of the foregone cash compensation resulting from the salary reductions, which was approximately $0.8 million. In order to effect the grants, the Board of Directors approved an amendment to the Plan to permit the immediate vesting of grants of no more than 62,500 shares of restricted stock, and to clarify that other restricted stock grants that are not performance based may not have vesting terms of less than 12 months.

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	Fiscal Year
	2020	2019	2018
Labor and benefits	$2,755	$2,372	$2,253
General and administrative	$7,036	$6,546	$6,003
Capitalized (1)	$29	$294	$328

(1)

Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on our Consolidated Balance Sheets.

Stock Options

Stock options were issued primarily in January 2020 prior to the COVID-19 pandemic impact on the volatility of our stock, as well as the suspension of quarterly cash dividends by the Board of Directors. The fair value of each stock option grant was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2020	2019	2018
Expected volatility	33.5%	34.5%	33.6%
Risk free interest rate	1.6%	2.5%	2.3%
Expected option life	5 years	5 years	5 years
Dividend yield	1.5%	1.5%	1.5%
Fair value of options granted	$10.38	$15.67	$10.77

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 2, 2018	1,311	$32.68	926	$30.02	4.0
Granted	177	$37.77
Exercised	(876)	$29.85
Forfeited	(24)	$39.43
Outstanding at January 1, 2019	588	$38.14	189	$37.41	5.0
Granted	107	$53.09
Exercised	(37)	$28.89
Forfeited	(13)	$40.88
Outstanding at December 31, 2019	645	$41.09	340	$38.96	5.5
Granted	161	$38.37
Exercised	(1)	$35.45
Forfeited	(4)	$38.82
Outstanding at December 29, 2020	801	$40.56	503	$39.91	5.2

Information relating to significant option groups outstanding as of December 29, 2020, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$16.27 – $34.24	82	3.28	$30.82	76	$31.57
$34.89 – $35.78	12	1.59	$35.67	10	$35.77
$35.95 – $35.95	110	6.05	$35.95	110	$35.95
$37.10 – $37.58	4	4.06	$37.36	4	$37.38
$37.70 – $37.70	160	7.04	$37.70	105	$37.70
$38.24 – $38.24	1	2.51	$38.24	1	$38.24
$38.90 – $38.90	158	9.05	$38.90	—	$—
$39.33 – $45.37	84	4.67	$42.76	76	$42.83
$45.92 – $52.47	82	4.07	$47.35	80	$47.37
$52.98 – $53.22	108	7.81	$53.21	41	$53.18
$16.27 – $53.22	801	6.36	$40.56	503	$39.91

As of December 29, 2020, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.7 million, which is generally expected to be recognized over the next five years.

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 2, 2018	500	$37.72
Granted	154	$47.85
Vested or released	(102)	$35.66
Forfeited	(58)	$40.70
Outstanding at January 1, 2019	494	$40.99
Granted	179	$45.88
Vested or released	(118)	$35.57
Forfeited	(46)	$44.49
Outstanding at December 31, 2019	509	$43.65
Granted	270	$29.14
Vested or released	(156)	$43.20
Forfeited	(37)	$42.51
Outstanding at December 29, 2020	586	$37.14

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of December 29, 2020, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $9.6 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 2, 2018	68	$38.68
Granted	38	$37.70
Vested or released	—	$—
Forfeited	(1)	$38.66
Outstanding at January 1, 2019	105	$38.32
Granted	31	$53.22
Vested or released	(28)	$42.41
Forfeited	(3)	$43.13
Outstanding at December 31, 2019	105	$41.42
Granted	42	$38.90
Vested or released	(29)	$35.95
Forfeited	(9)	$35.95
Outstanding at December 29, 2020	109	$42.39

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed based on management’s current estimate of the level that the performance goal will be achieved. As of December 29, 2020, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.5 million, which is generally expected to be recognized over the next three years.

12. Employee Benefit Plans

We maintain a voluntary, contributory 401(k) plan for eligible employees. Employees may elect to contribute up to the IRS maximum for the plan year. Additionally, eligible participants may also elect catch-up contributions as provided for by the IRS. Our executive officers and other highly compensated employees are not eligible to participate in the 401(k) plan. Employee contributions are matched by us at a rate of 33% for the first 6% of deferred earnings; however, due to the COVID-19 pandemic, employer matching was suspended during fiscal 2020. We contributed approximately $0.2 million in fiscal 2020 and approximately $0.6 million in fiscal 2019 and 2018.

We also maintain a non-qualified deferred compensation plan (the “DCP”) for our executive officers and other highly compensated employees, as defined in the DCP, who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by our compensation committee. During fiscal 2020, there were no Company contributions made or accrued. We pay for related administrative costs, which were not material during fiscal 2020. Employee deferrals are deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts, reflected in “Other assets, net” on our Consolidated Balance Sheets, was $13.4 million and $11.4 million as of December 29, 2020 and December 31, 2019, respectively. Our obligation to participating employees, included in “Other liabilities” on the accompanying Consolidated Balance Sheets, was $13.3 million and $11.2 million as of December 29, 2020 and December 31, 2019, respectively. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Operations.

13. Related Party Transactions

James Dal Pozzo, the Chairman of the Board of the Jacmar Companies (“Jacmar”), is a member of our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States, was our largest distributor of food, beverage, paper products and supplies from 2006 through June 30, 2020, when our contract with DMA expired. Effective June 1, 2020, after conducting an extensive request for proposal process and evaluation, we entered into an agreement with US Foods, replacing DMA. The new agreement expires in July 2023.

Through June 30, 2020, Jacmar serviced our restaurants in California and Nevada, while other DMA distributors serviced our restaurants in all other states. Under the terms of our agreement with DMA, Jacmar was required to sell products to us at the same prices as the other DMA distributors. Jacmar did not provide us with any produce, liquor, wine or beer products, all of which were provided by other third party vendors and included in “Cost of sales” on the Consolidated Statements of Operations. Effective July 1, 2020, with the expiration of our DMA agreement, Jacmar is no longer considered a related party.

The cost of food, beverage, paper products and supplies provided by Jacmar included within restaurant operating costs consisted of the following (in thousands):

	Fiscal Year
	2020		2019		2018
Cost of sales:
Third party suppliers	$167,503	85.6%	$209,215	70.9%	$196,165	69.6%
Jacmar	28,070	14.4	85,794	29.1	85,788	30.4
Cost of sales	$195,573	100.0%	$295,009	100.0%	$281,953	100.0%

Occupancy and operating:
Third party suppliers	$216,831	98.2%	$247,076	96.4%	$229,749	96.0%
Jacmar	4,058	1.8	9,307	3.6	9,697	4.0
Occupancy and operating	$220,889	100.0%	$256,383	100.0%	$239,446	100.0%

The amounts included in accounts payables related to Jacmar consisted of the following (in thousands):

	December 29, 2020	December 31, 2019
Third party suppliers	$37,770	$20,879
Jacmar	—	2,543
Total accounts payable	$37,770	$23,422

14. Selected Consolidated Quarterly Financial Data (Unaudited)

Our summarized unaudited consolidated quarterly financial data is as follows (in thousands, except per share data):

	March 31, 2020	June 30, 2020	September 29, 2020	December 29, 2020
Total revenues	$254,595	$128,024	$198,887	$197,004
Loss from operations	$(7,705)	$(45,733)	$(12,680)	$(20,313)
Net loss	$(4,267)	$(28,950)	$(6,584)	$(18,084)
Basic net loss per share (1)	$(0.22)	$(1.38)	$(0.30)	$(0.81)
Diluted net loss per share (1)	$(0.22)	$(1.38)	$(0.30)	$(0.81)
Cash dividends declared per common share	$—	$—	$—	$—

	April 2, 2019	July 2, 2019	October 1, 2019	December 31, 2019
Total revenues	$290,554	$301,090	$278,739	$291,067
Income from operations	$13,785	$15,755	$3,270	$16,309
Net income	$12,864	$14,192	$3,671	$14,511
Basic net income per share (1)	$0.61	$0.69	$0.18	$0.76
Diluted net income per share (1)	$0.60	$0.68	$0.18	$0.75
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.13

(1)

Basic and diluted net (loss) income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not sum to the full year total amount as presented on our Consolidated Statements of Operations.

15. Subsequent Events

On January 15, 2021, we entered into an Amendment No. 2 and Waiver to Third Amended and Restated Credit Agreement to reduce our Line of Credit by $20.0 million to $215 million, change certain pricing, such as the adjusted leverage ratio, and modified applicable covenants and/or reset selected covenant levels. See Note 8 for further information.

On January 21, 2021, we sold 703,399 shares of our common stock at $42.65 per share for gross cash proceeds of $30.0 million (before commission and other fees) through an “at-the market” (“ATM”) offering program.