Form 10-Q
period 2021-03-30
BJs RESTAURANTS INC
filed 2021-05-04
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2021

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

As of April 30, 2021, there were 23,237,585 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 30, 2021	December 29, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,247	$51,664
Accounts and other receivables, net	23,802	23,630
Inventories, net	10,425	10,671
Prepaid expenses and other current assets	8,744	9,325
Total current assets	133,218	95,290

Property and equipment, net	521,203	534,841
Operating lease assets	371,897	375,557
Goodwill	4,673	4,673
Deferred income taxes	12,526	6,227
Other assets, net	42,212	42,836
Total assets	$1,085,729	$1,059,424

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$41,503	$37,770
Accrued expenses	101,309	103,320
Current operating lease obligations	37,965	36,809
Total current liabilities	180,777	177,899

Long-term operating lease obligations	448,815	456,869
Long-term debt	116,800	116,800
Other liabilities	14,054	14,068
Total liabilities	760,446	765,636

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 23,219 and 22,318 shares issued and outstanding as of March 30, 2021 and December 29, 2020, respectively	—	—
Capital surplus	67,289	71,722
Retained earnings	257,994	222,066
Total shareholders’ equity	325,283	293,788
Total liabilities and shareholders’ equity	$1,085,729	$1,059,424

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended
	March 30, 2021	March 31, 2020
Revenues	$223,307	$254,595
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	56,149	63,806
Labor and benefits	81,680	103,829
Occupancy and operating (1)	59,828	61,264
General and administrative	15,261	11,608
Depreciation and amortization	18,203	18,345
Restaurant opening	128	543
Loss on disposal and impairment of assets	273	2,905
Total costs and expenses	231,522	262,300
Loss from operations	(8,215)	(7,705)

Other (expense) income:
Interest expense, net	(1,402)	(1,471)
Other income (expense), net	310	(1,705)
Total other expense	(1,092)	(3,176)
Loss before income taxes	(9,307)	(10,881)

Income tax benefit	(6,166)	(6,614)
Net loss	$(3,141)	$(4,267)

Net loss per share:
Basic	$(0.14)	$(0.22)
Diluted	$(0.14)	$(0.22)

Weighted average number of shares outstanding:
Basic	22,926	19,101
Diluted	22,926	19,101

(1)

Related party costs included in cost of sales is $18,119 for the thirteen weeks ended March 31, 2020. There were no related party costs included in cost of sales for the thirteen weeks ended March 30, 2021. Related party costs included in occupancy and operating is $2,208 for the thirteen weeks ended March 31, 2020. There were no related party costs included in occupancy and operating for the thirteen weeks ended March 30, 2021. See Note 6 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 31, 2019	19,149	$—	$67,062	$223,225	$290,287
Issuance of restricted stock units	96	4,803	(5,508)	—	(705)
Repurchase and retirement of common stock	(495)	(4,803)	—	(10,211)	(15,014)
Stock-based compensation	—	—	1,572	—	1,572
Adjustment to dividends previously accrued	—	—	—	31	31
Net loss	—	—	—	(4,267)	(4,267)
Balance, March 31, 2020	18,750	$—	$63,126	$208,778	$271,904

Balance, December 29, 2020	22,318	$—	$71,722	$222,066	$293,788
Exercise of stock options	94	5,192	(1,582)	—	3,610
Issuance of common stock	704	28,957	—	—	28,957
Issuance of restricted stock units	103	4,915	(5,366)	—	(451)
Reclassification of common stock	—	(39,064)	—	39,064	—
Stock-based compensation	—	—	2,515	—	2,515
Adjustment to dividends previously accrued	—	—	—	5	5
Net loss	—	—	—	(3,141)	(3,141)
Balance, March 30, 2021	23,219	$—	$67,289	$257,994	$325,283

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	March 30, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(3,141)	$(4,267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,203	18,345
Non-cash lease expense	7,606	7,179
Amortization of financing costs	137	37
Deferred income taxes	(6,299)	(6,899)
Stock-based compensation expense	2,419	1,543
Loss on disposal and impairment of assets	273	2,905
Changes in assets and liabilities:
Accounts and other receivables	(172)	10,296
Inventories, net	392	585
Prepaid expenses and other current assets	543	558
Other assets, net	484	972
Accounts payable	6,078	5,326
Accrued expenses	(1,453)	(25,919)
Operating lease obligations	(10,844)	(7,943)
Other liabilities	(14)	(1,510)
Net cash provided by operating activities	14,212	1,208

Cash flows from investing activities:
Purchases of property and equipment	(6,877)	(16,275)
Proceeds from sale of assets	—	4
Net cash used in investing activities	(6,877)	(16,271)

Cash flows from financing activities:
Borrowings on line of credit	442,200	327,300
Payments on line of credit	(442,200)	(238,500)
Payments of debt issuance costs	(315)	—
Proceeds from issuance of common stock, net	28,957	—
Taxes paid on vested stock units under employee plans	(924)	(705)
Proceeds from exercise of stock options	3,610	—
Cash dividends accrued under stock compensation plans	(80)	(103)
Repurchases of common stock	—	(15,014)
Net cash provided by financing activities	31,248	72,978

Net increase in cash and cash equivalents	38,583	57,915
Cash and cash equivalents, beginning of period	51,664	22,394
Cash and cash equivalents, end of period	$90,247	$80,309

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	March 30, 2021	March 31, 2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4	$998
Cash paid for interest, net of capitalized interest	$1,459	$1,233
Cash paid for operating lease obligations	$17,285	$14,635
Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$3,946	$6,208
Tenant improvement allowance receivable	$4,163	$4,488
Property and equipment acquired and included in accounts payable	$2,295	$6,875
Stock-based compensation capitalized	$96	$29

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the thirteen weeks ended March 30, 2021 may not be indicative of operating results for the entire year.

A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the fiscal year ended December 29, 2020. The disclosures included in our accompanying interim consolidated financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission.

COVID-19 Pandemic Update

The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our operations and financial results for the foreseeable future. As of May 4, 2021, one of our 211 restaurants remains temporarily closed and the remaining 210 are serving guests in our dining rooms in a limited capacity, while adhering to social distancing protocols and limited hours. While national, state and local jurisdictions could continue easing their restrictions on businesses, jurisdictions may continue to place varied limitations and requirements on dining room capacity, social distancing, personal protective equipment, operating hours, and other restrictions or costs on our business that may prevent us from returning to the sales and profit levels we experienced prior to the COVID-19 pandemic. With approved vaccines being distributed and administered, we expect our restaurants’ dining room capacity to increase as public health conditions improve and restrictions are eased. However, it is possible additional outbreaks could require us to reduce our capacity or further suspend our in-restaurant dining operations, and there is no guarantee that state and local jurisdictions that ease restrictions will not later reverse or roll-back the restrictions, as many have done in the past. For more information regarding the risks to our business relating to the COVID-19 pandemic, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2020.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740). The amendments in this update are intended to simplify the accounting for income taxes by removing certain exceptions in the existing guidance and simplify areas such as franchise taxes, recognition of deferred taxes for goodwill, separate entity financial statements, and interim recognition of enactment of tax laws or tax rate changes. We adopted ASU 2019-12 on December 30, 2020, the first day of fiscal 2021. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures.

2.  REVENUE RECOGNITION

Our revenues are comprised of food and beverage sales from our restaurants and third-party beer sales. Revenues from restaurant sales are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Based on historical redemption rates, a portion of our gift card sales are not expected to be redeemed and will be recognized as gift card “breakage” over time. Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to government authorities. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses,” on our Consolidated Balance Sheets is as follows (in thousands):

	March 30, 2021	December 29, 2020
Gift card liability	$14,291	$17,274
Deferred loyalty revenue	$4,399	$6,121

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended
	March 30, 2021	March 31, 2020
Revenue recognized from gift card liability	$4,900	$7,620
Revenue recognized from customer loyalty program	$5,548	$4,910

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

Lease costs included in “Occupancy & operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended
	March 30, 2021	March 31, 2020
Lease cost	$14,209	$13,850
Variable lease cost	133	285
Total lease costs	$14,342	$14,135

In response to the impact of the COVID-19 pandemic on our operations, from April 1, 2020 to June 30, 2020, we suspended the payment of rent and did not make lease payments under our existing lease agreements for the majority of our leases. During the suspension of payments, we continued to recognize expenses and liabilities for lease obligations and corresponding lease assets on the balance sheet in accordance with ASU 2016-02, Leases (Topic 842).

We have negotiated restructuring of lease payments and rent concessions for the majority of our leases. The negotiated concessions primarily take the form of rent deferrals (full or partial) or abatements. In accordance with the relief issued in April 2020 by the FASB titled ASC Topic 842 and ASC Topic 840, Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, we did not recognize contractual rent concessions as a lease contract modification when the total payments required by the modified contract were substantially the same or less than the total payments required by the original contract. Lease concessions that provided a substantial increase in the rights of the lessor or our obligations under the lease were accounted for as lease modifications in accordance with ASC Topic 842.

4.  LONG-TERM DEBT

Line of Credit

On January 15, 2021, we entered into Amendment No. 2 and Waiver to Third Amended and Restated Credit Agreement (“Credit Facility”) with Bank of America, N.A. (“BofA”) and JPMorgan Chase Bank, N.A., to reduce our line of credit (the “Line of Credit”) by $20.0 million to $215 million, change certain pricing, and modify applicable covenants and/or reset select covenant levels. Our Credit Facility now matures on November 18, 2022, and provides us with revolving loan commitments totaling $215 million, of which

$50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. As of March 30, 2021, there were borrowings of $116.8 million and letters of credit totaling approximately $19.1 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $79.1 million as of March 30, 2021.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) LIBOR plus a percentage not to exceed 3.00% (with a floor on LIBOR of 1.00%), or (b) a percentage not to exceed 2.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, or (iii) one-month LIBOR plus 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDAR (lease adjusted leverage ratio). The weighted average interest rate during the thirteen weeks ended March 30, 2021 was approximately 4.0%.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio and a maximum lease adjusted leverage ratio, which will not be tested until the completion of the third quarter of 2021 and will be based on our third quarter results. There will also be a one-time test of our adjusted earnings before interest, taxes, depreciation and rent based upon results as of the end of the second fiscal quarter of 2021. Additionally, we must maintain a minimum liquidity balance through December 2021. Lastly, we are subject to certain limits on capital expenditures for fiscal 2021 and 2022, with relief from these limits if we satisfy certain fixed charge and lease adjusted leverage ratios. At March 30, 2021, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest on the Line of Credit, which are payable monthly. Interest expense and commitment fees under the Credit Facility for the thirteen weeks ended March 30, 2021 and March 31, 2020 were approximately $1.4 million and $1.5 million, respectively. We also capitalized approximately $0.03 million and $0.05 million of interest expense related to new restaurant construction during each of the thirteen weeks ended March 30, 2021 and March 31, 2020.

5.  NET LOSS PER SHARE

Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive shares are excluded from the computation of diluted net loss per share since they have an anti-dilutive effect. The number of diluted shares reflect the potential dilution that could occur if holders of in-the-money options and warrants exercised their holdings into common stock and the restrictions on restricted stock units (“RSUs”) lapse. Additionally, Performance-based RSUs are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and we include these contingently issuable shares in our diluted share calculation unless they are antidilutive. Once these performance-based RSUs vest, they are included in our basic net loss per share calculation.

The following table presents a reconciliation of basic and diluted net loss per share, including the number of dilutive equity awards that were included in the dilutive net loss per share computation (in thousands):

	For the Thirteen Weeks Ended
	March 30, 2021	March 31, 2020
Numerator:
Net loss	$(3,141)	$(4,267)
Denominator:
Weighted-average shares outstanding – basic	22,926	19,101
Dilutive effect of equity awards	—	—
Weighted-average shares outstanding – diluted	22,926	19,101

Net loss per share:
Basic	$(0.14)	$(0.22)
Diluted	$(0.14)	$(0.22)

For the thirteen weeks ended March 30, 2021 and March 31, 2020, there were approximately 0.5 million and 0.2 million shares of equity awards, respectively, that would have been included in the calculation of diluted net income per share.

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

Through June 30, 2020, Jacmar serviced our restaurants in California and Nevada, while other DMA distributors serviced our restaurants in all other states. Under the terms of our agreement with DMA, Jacmar was required to sell products to us at the same prices as the other DMA distributors. Jacmar did not provide us with any produce, liquor, wine or beer products, all of which were provided by other third-party vendors and included in “Cost of sales” on the Consolidated Statements of Operations. Effective July 1, 2020, with the expiration of our DMA agreement, Jacmar is no longer considered a related party.

The cost of food, beverage, paper products and supplies provided by Jacmar included within restaurant operating costs consisted of the following (in thousands):

	For the Thirteen Weeks Ended
	March 30, 2021		March 31, 2020
Cost of sales:
Third-party suppliers	$—	—%	$45,687	71.6%
Jacmar	—	—	18,119	28.4
Total cost of sales	$—	—%	$63,806	100.0%

Occupancy and operating:
Third-party suppliers	$—	—%	$59,056	96.4%
Jacmar	—	—	2,208	3.6
Total occupancy and operating	$—	—%	$61,264	100.0%

7.  STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. Equity Incentive Plan, (as amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to employees, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options, restricted stock and performance and time-based restricted stock units. Stock options are charged against the Plan share reserve on the basis of one share for each share granted. Certain other types of grants, including grants of restricted stock, RSUs and stock appreciation rights, if any, are currently charged against the Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as limits on the number that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

Under the Plan, we issue time-based and performance-based RSUs and non-qualified stock options to vice presidents and above on an annual basis, as well as new hires who are given the option between receiving their full grant as a time-based RSU or split evenly between non-qualified stock options and time-based RSUs. We issue time-based RSUs to other select support employees, and we issue time-based RSUs to non-employee members of our Board of Directors. We also issue RSUs, and previously issued non-qualified stock options, in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen managers, directors of operations and directors of kitchen operations. GSSOP grants are dependent on the length of each participant’s service with us and position. All GSSOP participants are required to remain in good standing during their vesting period.

The Plan permits our Board of Directors to set the vesting terms and exercise period for awards at its discretion. Stock options and time-based RSUs vest ratably over one, three or five years for non-GSSOP participants and either cliff vest at five or three years or cliff vest at 33% on the third anniversary and 67% on the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary of the grant date in an amount from 0% to 225% of the grant quantity, dependent on the level of performance target achievement.

On January 15, 2021, our Board of Directors approved special fully-vested restricted stock grants, in lieu of cash bonuses to Restaurant Support Center employees at the Vice President and Director levels. These grants were in amounts designed to approximate a portion of their potential incentive compensation, which was approximately $0.5 million.

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended
	March 30, 2021	March 31, 2020
Labor and benefits	$808	$629
General and administrative	$1,611	$914
Capitalized (1)	$96	$29

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	March 30, 2021	March 31, 2020
Expected volatility	60.4%	33.0%
Risk-free interest rate	0.5%	1.6%
Expected option life	5 years	5 years
Dividend yield	0.0%	1.5%
Fair value of options granted	$23.78	$10.48

U.S. GAAP requires us to make certain assumptions and judgments regarding the grant date fair value. These judgments include expected volatility, risk-free interest rate, expected option life, and dividend yield. These estimations and judgments are determined by us using assumptions that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility, dividend yield and risk-free interest rate may significantly impact the fair value of future grants resulting in a significant impact to our financial results.

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 29, 2020	801	$40.56	503	$39.91
Granted	90	46.91
Exercised	(101)	38.85
Forfeited	(8)	44.31
Outstanding at March 30, 2021	782	$41.48	543	$40.62

As of March 30, 2021, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.1 million, which is generally expected to be recognized over the next five years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 29, 2020	586	$37.14
Granted	147	46.91
Released	(88)	41.88
Forfeited	(15)	39.98
Outstanding at March 30, 2021	630	$38.69

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of March 30, 2021, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $13.2 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 29, 2020	109	$42.39
Granted	45	46.91
Released	(35)	37.70
Forfeited	(6)	43.75
Outstanding at March 30, 2021	113	$45.60

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed, based on management’s current estimate of the level that the performance goal will be achieved. As of March 30, 2021, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $4.3 million, which is generally expected to be recognized over the next three years.

8.  INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes.” The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

On December 18, 2019, the FASB issued ASU 2019-12 (Topic 740), to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the Board’s effort to reduce the complexity of accounting standards), while maintaining or enhancing the helpfulness of information provided to financial statement users. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures.

Our effective income tax rate for the thirteen weeks ended March 30, 2021, reflected a 66.3% tax benefit rate compared to a 60.8% tax benefit rate for the comparable thirteen week period of 2020. The effective tax rate benefit for the thirteen weeks ended March 30, 2021, was different from the statutory tax rate primarily due to FICA tax tip credits. The prior year effective tax rate benefit was different than the statutory rate primarily due to FICA tax tip credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%. An estimated annual effective tax rate was not applied for the quarter ended March 30, 2021, in accordance with ASC Topic 270 and ASC Topic 740 due to the significant nature of its tax credits in relation to its current income or loss. As such, the Company calculated and recorded the 2021 income tax provision based on the actual effective tax rate for the quarter.

On March 11, 2021 the President signed the American Rescue Plan of 2021. The law did not have a material impact on our consolidated financial statements or related disclosures.

As of March 30, 2021, we had unrecognized tax benefits of approximately $1.4 million, of which approximately $1.1 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirteen Weeks Ended
	March 30, 2021	March 31, 2020
Gross unrecognized tax benefits at beginning of year	$1,333	$1,345
Increases for tax positions taken in prior years	—	148
Increases for tax positions taken in the current year	22	11
Gross unrecognized tax benefits at end of year	$1,355	$1,504

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of March 30, 2021, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2016.

9.  LEGAL PROCEEDINGS

We are subject to lawsuits, administrative proceedings and demands that arise in the ordinary course of our business and which typically involve claims from customers, employees and others related to operational, employment, real estate and intellectual property issues common to the foodservice industry. A number of these claims may exist at any given time. We are self-insured for a portion of our general liability, employee workers’ compensation and employment practice liability insurance requirements. We maintain coverage with a third-party insurer to limit our total exposure. We believe that most of our customer claims will be covered by our general liability insurance, subject to coverage limits and the portion of such claims that are self-insured. Punitive damages awards and employee unfair practice claims, however, are not covered by our general liability insurance. To date, we have not been ordered to pay punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims. We could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are ultimately determined to be liable. We currently believe that the final disposition of these type of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

10.  SHAREHOLDERS’ EQUITY

Private Placement

On May 5, 2020, we completed the sale of $70 million of our common stock to certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser, and to Act III Holdings, LLC (“Act III,” and collectively “the investors”). The investors purchased a total of 3,500,000 shares of BJ’s Restaurants common stock for $20.00 per share in a private placement under Section 4(2) of the Securities Act of 1933, as amended. The Company also issued a five year warrant to purchase 875,000 shares of our common stock with an initial exercise price of $27.00 per share to Act III. The warrant expires on May 4, 2025.

We accounted for the common stock and the warrant issued based on their relative fair values. The fair value of the warrant was estimated using the Black-Scholes pricing model. We recorded the net proceeds of $64.0 million related to the 3,500,000 shares of common stock to “Retained earnings” and the net proceeds of $3.4 million related to the warrant to “Capital surplus” on our Consolidated Balance Sheets.

At-the-Market Offering

On January 21, 2021, we sold 703,399 shares of our common stock at $42.65 per share for cash proceeds of $30.0 million (before commission and other fees) through an “at-the market” (“ATM”) offering program. As a result of the anti-dilution provisions contained in ACT III’s warrant, the number of shares issuable upon exercise of such warrant was adjusted to 876,949 and the exercise price was adjusted to $26.94.

Stock Repurchases

As of March 30, 2021, we have approximately $24.4 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. We have suspended our repurchase program until the Board determines that resumption of repurchases is in the best interest of the Company and its shareholders and is permitted by our Credit Facility.

Cash Dividends

Due to the COVID-19 pandemic, our Board of Directors suspended quarterly cash dividends until it is determined that resumption of dividend payments is in the best interest of the Company and its shareholders and is permitted by our Credit Facility. As such, the only cash dividends paid during the thirteen weeks ended March 30, 2021 and March 31, 2020 were related to dividends (declared prior to fiscal 2020) which vested under our stock compensation plans.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”). The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2020, as updated in our Form 10-Q for the quarter ended March 30, 2021 and in other reports filed subsequently with the SEC.

GENERAL

As of May 4, 2021, we own and operate 211 restaurants located in the 29 states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and Washington. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third-party brewers using our proprietary recipes. Due to the COVID-19 pandemic and the related restrictions, one of our 211 restaurants remains temporarily closed.

The first BJ’s restaurant, which opened in 1978 in Orange County, California, was a small sit-down pizzeria that featured Chicago style deep-dish pizza with a unique California twist. Our goal then and still today is to be the best casual dining concept ever by focusing on high quality menu options at a compelling value, a dining experience that exceeds customers’ expectations for service, hospitality and enjoyment, and an atmosphere that is always welcoming and approachable.

In 1996, we introduced our own proprietary craft beers and expanded the BJ’s concept from its beginnings as a small pizzeria to a full-service, high energy casual dining restaurant when we opened our first large format restaurant including our own internal brewing operations in Brea, California. Today our restaurants feature a broad menu with over 100 items designed to offer something for everyone including: slow roasted entrees, such as prime rib; EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon; our original signature deep-dish pizza; the often imitated, but never replicated, world-famous Pizookie® dessert; and our award-winning BJ’s proprietary craft beers.

Our revenues are comprised of food and beverage sales from our restaurants and third-party retail beer sales. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Based on historical redemption rates, a portion of our gift card sales are not expected to be redeemed and will be recognized as gift card “breakage.” Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date. Our customer loyalty program enables participants to earn points for qualifying purchases that can be redeemed for food and beverages in the future. We allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the revenues allocated to the points until such points are redeemed.

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

Occupancy and operating expenses include restaurant supplies, credit card fees, third-party delivery company commissions, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 30, 2021 and March 31, 2020, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended
	March 30, 2021	March 31, 2020
Revenues	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.1	25.1
Labor and benefits	36.6	40.8
Occupancy and operating	26.8	24.1
General and administrative	6.8	4.6
Depreciation and amortization	8.2	7.2
Restaurant opening	0.1	0.2
Loss on disposal and impairment of assets	0.1	1.1
Total costs and expenses	103.7	103.0
Loss from operations	(3.7)	(3.0)

Other income (expense):
Interest expense, net	(0.6)	(0.6)
Other income (expense), net	0.1	(0.7)
Total other expense	(0.5)	(1.2)
Loss before income taxes	(4.2)	(4.3)

Income tax benefit	(2.8)	(2.6)
Net loss	(1.4)%	(1.7)%

Thirteen Weeks Ended March 30, 2021 Compared to Thirteen Weeks Ended March 31, 2020

Revenues.  Total revenues decreased by $31.3 million, or 12.3%, to $223.3 million during the thirteen weeks ended March 30, 2021, from $254.6 million during the comparable thirteen week period of 2020. The decrease in revenues primarily consisted of a 13.0%, or $32.4 million, decrease in comparable restaurant sales, coupled with a $0.6 million decrease related to our temporarily closed restaurant due to the COVID-19 pandemic, offset by a $0.8 million increase in sales from new restaurants not yet in our comparable restaurant sales base. The decrease in our comparable restaurant sales was a result of COVID-19 restrictions on our business for the thirteen weeks ending March 30, 2021, compared to approximately three weeks for the comparable period last year. The decrease in comparable restaurant sales was the result of a decrease in customer traffic of approximately 20.0%, offset by an increase in average check of approximately 7.0%.

Cost of Sales.  Cost of sales decreased by $7.7 million, or 12.0%, to $56.1 million during the thirteen weeks ended March 30, 2021, from $63.8 million during the comparable thirteen week period of 2020. This decrease was primarily due to the reduction in sales as a result of the COVID-19 pandemic, overall menu mix and a decrease in cheese costs, partially offset by costs related to our new restaurant opened since the thirteen weeks ended March 31, 2020. As a percentage of revenues, cost of sales were 25.1% for both the current thirteen week period and for the prior year comparable period.

Labor and Benefits.  Labor and benefit costs for our restaurants decreased by $22.1 million, or 21.3%, to $81.7 million during the thirteen weeks ended March 30, 2021, from $103.8 million during the comparable thirteen week period of 2020. This decrease was due to the reduction in labor hours and benefits as a result of the reduction in sales and our dining room closures and limitations from the COVID-19 pandemic, partially offset by expenses related to the new restaurant opened since the thirteen weeks ended March 31, 2020. As a percentage of revenues, labor and benefit costs were 36.6% for the current thirteen week period and 40.8% for the prior year comparable period. This decrease, as a percentage of revenues, was primarily due to lower hourly staffing levels due to dining room capacity limitations, changes in management staffing levels made at the beginning of the COVID-19 pandemic and our ability to leverage reduced staffing while capacity restrictions eased and weekly sales averages increased during the quarter. Included in labor and benefits for the thirteen weeks ended March 30, 2021 and March 31, 2020, was approximately $0.8 million and $0.6 million, respectively, or 0.4% and 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses decreased by $1.4 million, or 2.3%, to $59.8 million during the thirteen weeks ended March 30, 2021, from $61.3 million during the comparable thirteen week period of 2020. This decrease was primarily due to cost savings measures related to the COVID-19 pandemic, coupled with less corporate marketing expenses and lower merchant credit card fees, partially offset by higher commissions to third-party delivery companies as a result of increased off-premise sales, increased costs related to temporary patios, personal protective equipment and additional cleaning supplies, and expenses related to the new restaurant opened since the thirteen weeks ended March 31, 2020. As a percentage of revenues, occupancy and operating expenses increased to 26.8% for the current thirteen week period from 24.1% for the prior year comparable period. This increase, as a percentage of revenues, was primarily due to the deleveraging of certain fixed operating and occupancy costs over a lower revenue base as a result of the COVID-19 pandemic.

General and Administrative.  General and administrative expenses increased by $3.7 million, or 31.5%, to $15.3 million during the thirteen weeks ended March 30, 2021, from $11.6 million during the comparable thirteen week period of 2020. This increase was primarily due to increased incentive and equity compensation costs, coupled with an increase in deferred compensation expense related to gains in the equity markets during the quarter, offset by lower travel costs and savings measures related to the COVID-19 pandemic. This deferred compensation expense increase is offset by higher other income included in “Other income (expense), net” on our Unaudited Consolidated Statements of Operations related to an increase in the cash surrender value of our life insurance policies under our deferred compensation plan. Included in general and administrative costs for the thirteen weeks ended March 30, 2021 and March 31, 2020, was approximately $1.6 million and $0.9 million, respectively, or 0.7% and 0.4% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 6.8% for the current thirteen week period from 4.6% for the prior year comparable period. This percentage increase was primarily due to deleveraging from a lower revenue base as a result of the COVID-19 pandemic.

Depreciation and Amortization. Depreciation and amortization decreased by $0.1 million, or 0.8%, to $18.2 million during the thirteen weeks ended March 30, 2021, compared to $18.3 million during the comparable thirteen week period of 2020. This slight decrease is primarily due to the impairment and reduction of carrying value related to five restaurants in 2020, offset by depreciation expense related to the new restaurant opened since the thirteen weeks ended March 31, 2020. As a percentage of revenues, depreciation and amortization increased to 8.2% for the current thirteen week period from 7.2% for the prior year comparable period. This increase is primarily due to a lower revenue base as a result of the COVID-19 pandemic.

Restaurant Opening.  Restaurant opening expense decreased by $0.4 million, or 76.4%, to $0.1 million during the thirteen weeks ended March 30, 2021, compared to $0.5 million during the comparable thirteen week period of 2020. This decrease is primarily due to the timing of our restaurant openings during the period. We did not open any restaurants during the thirteen weeks ended March 30, 2021, compared to one restaurant opening during the thirteen weeks ended March 31, 2020.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $0.3 million during the thirteen weeks ended March 30, 2021, and $2.9 million during the comparable thirteen week period of 2020. For the thirteen weeks ended March 30, 2021, these costs were primarily related to the disposals of assets in conjunction with initiatives to keep our restaurants up to date, coupled with disposal of certain unproductive restaurant assets. For the comparable thirteen week period of 2020, these costs primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to one of our restaurants, coupled with routine asset disposals.

Interest Expense, Net.  Interest expense, net, decreased by $0.07 million to $1.4 million during the thirteen weeks ended March 30, 2021, compared to $1.5 million during the comparable thirteen week period of 2020. This decrease was primarily due to lower average debt balance during the thirteen weeks ended March 30, 2021, compared to the comparable thirteen week period of 2020.

Other Income (Expense), Net.  Other income (expense), net, increased by $2.0 million to $0.3 million of income during the thirteen weeks ended March 30, 2021, compared to $1.7 million of expense during the comparable thirteen week period of 2020. This increase was primarily due to the increase in the cash surrender value of certain life insurance policies under our deferred compensation plan. This increase offsets the related deferred compensation expense impact included in “General and administrative” expenses on our Unaudited Consolidated Statements of Operations.

Income Tax Benefit.  Our effective income tax rate for the thirteen weeks ended March 30, 2021, reflected a 66.3% tax benefit rate compared to a 60.8% tax benefit rate for the comparable thirteen week period of 2020. The effective tax rate benefit for the thirteen weeks ended March 30, 2021, was different than the statutory tax rate primarily due to FICA tax tip credits. The prior year effective tax rate benefit was different than the statutory rate primarily due to FICA tax tip credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%. An estimated annual effective tax rate was not applied to year to date pre-tax income for the quarter ended March 30, 2021. An estimated annual effective tax rate was not applied for the quarter ended March 30, 2021, in accordance with ASC Topic 270 and ASC Topic 740 due to the significant nature of its tax credits in relation to its current income or loss. As such, the Company calculated and recorded the 2021 income tax provision based on the actual effective tax rate for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	March 30, 2021	December 29, 2020
Cash and cash equivalents	$90,247	$51,664
Net working capital	$(47,559)	$(82,609)
Current ratio	0.7:1.0	0.5:1.0

As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we reevaluated all aspects of our spending and continue to focus on cash flow generation. Currently, we have no intention to repurchase shares or pay dividends until it is determined that it is in the best interest of the Company and its shareholders and that it is permitted under our Credit Facility. We will review and, when appropriate, adjust our overall approach to capital allocation as we know more about the ultimate duration of the COVID-19 pandemic and how the post-pandemic recovery will unfold and affect revenues and costs at our restaurants.

We are taking what we believe to be necessary and appropriate measures to control costs and maximize liquidity. Our $70 million (before commission and other fees) private placement of common stock completed in May 2020 and our $30 million sale (before commission and other fees) of common stock through our ATM offering program, completed in January 2021, have strengthened our financial position. As of March 30, 2021, we have approximately $90.2 million of cash on our balance sheet, with an additional $79.1 million of borrowings available under our Credit Facility. See Note 4 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for further information on our Credit Facility. Based on the current level of operations, the reduction of new restaurant openings, and other capital expenditure initiatives, we believe that our current cash and cash equivalents will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirteen Weeks Ended
	March 30, 2021	March 31, 2020
Net cash provided by operating activities	$14,212	$1,208
Net cash used in investing activities	(6,877)	(16,271)
Net cash provided by financing activities	31,248	72,978
Net increase in cash and cash equivalents	$38,583	$57,915

Operating Cash Flows

Net cash provided by operating activities was $14.2 million during the thirteen weeks ended March 30, 2021, representing a $13.0 million increase from the $1.2 million provided during the thirteen weeks ended March 31, 2020. The increase over the prior year is primarily due the timing of payments related to accrued expenses, offset by the timing of accounts and other receivables collections.

Investing Cash Flows

Net cash used in investing activities was $6.9 million during the thirteen weeks ended March 30, 2021, representing a $9.4 million decrease from the $16.3 million used during the thirteen weeks ended March 31, 2020. The decrease over prior year is primarily due to the delay or cancelation of new restaurant openings, coupled with the suspension of unessential capital expenditures due to the COVID-19 pandemic.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Thirteen Weeks Ended
	March 30, 2021	March 31, 2020
New restaurants	$4,676	$9,026
Restaurant maintenance and key productivity initiatives	1,649	6,168
Restaurant and corporate systems	552	1,081
Total capital expenditures	$6,877	$16,275

As of May 4, 2021, we have opened one new restaurants during fiscal 2021 and anticipate opening one additional restaurant later this year. We also intend to re-open our Richmond, Virginia restaurant in the second half of the year, which is our only location across the country that remains closed due to the COVID-19 pandemic. As the country recovers from the COVID-19 pandemic, we will continue to evaluate our restaurant opening plans.

Financing Cash Flows

Net cash provided by financing activities was $31.2 million during the thirteen weeks ended March 30, 2021, representing a $41.7 million decrease from the $73.0 million provided during the thirteen weeks ended March 31, 2020. This decrease is primarily due to zero net borrowings on our Line of Credit during the thirteen weeks ended March 30, 2021.

See Note 4 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for further information on our Credit Facility. In addition to drawing down on our Line of Credit and selling $70 million of our common stock in 2020, we have taken and continue to take all necessary and appropriate steps to maximize our liquidity as we manage our business through the current environment. In January 2021, we completed the sale of an aggregate of 703,399 shares of common stock for proceeds of $30 million (before commission and other fees) through an ATM offering program. See Note 10 Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for further information on our ATM offering. While we believe we have sufficient liquidity with our current capital position for the next twelve months, we will continue to monitor and evaluate all financing alternatives as these unprecedented events evolve.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 30, 2021, we are not involved in any off-balance sheet arrangements.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2020. During the thirteen weeks ended March 30, 2021, there were no significant changes in our critical accounting policies.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $116.8 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, which is currently suspended, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.9 million annual impact on our net loss.

Food and Commodity Price Risks

We purchase food and other commodities for use in our operations based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. Costs can also fluctuate due to government regulation. Additionally, as a result of the COVID-19 pandemic, we have experienced and expect to continue to experience certain commodity cost fluctuation and shortages and other supply chain issues. To manage this risk in part, we attempt to enter into fixed-price purchase commitments, with terms typically up to one year, for some of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for certain commodities or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered or promoted, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2021, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2020.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Due to the COVID-19 pandemic, our share repurchase program is currently suspended until it is in the best interest of the Company and its shareholders to resume and is permitted by our Credit Facility, which restricts our ability to pay dividends or conduct stock repurchases. As of March 30, 2021, we have cumulatively repurchased shares valued at approximately $475.6 million in accordance with our approved share repurchase plan. We did not repurchase shares during the thirteen weeks ended March 30, 2021. As of March 30, 2021, we have approximately $24.4 million available under our share repurchase plan.

The following table sets forth information with respect to the repurchase of common shares during the thirteen weeks ended March 30, 2021:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/30/20 – 01/26/21	—	$—	—	$—	$24,438,776
01/27/21 – 02/23/21	—	$—	—	$—	$24,438,776
02/24/21 – 03/30/21	—	$—	—	$—	$24,438,776
Total	—	$—	—

(1)	Period information is presented in accordance with our fiscal months during fiscal 2021.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 14, 2020.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

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

BJ’S RESTAURANTS, INC.
(Registrant)

May 4, 2021	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)