Form 10-Q
period 2021-06-29
BJs RESTAURANTS INC
filed 2021-08-02
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2021

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

As of July 30, 2021, there were 23,296,372 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 29, 2021	December 29, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,975	$51,664
Accounts and other receivables, net	25,062	23,630
Inventories, net	10,904	10,671
Prepaid expenses and other current assets	7,664	9,325
Total current assets	131,605	95,290

Property and equipment, net	508,719	534,841
Operating lease assets	367,842	375,557
Goodwill	4,673	4,673
Deferred income taxes	13,928	6,227
Other assets, net	42,329	42,836
Total assets	$1,069,096	$1,059,424

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,174	$37,770
Accrued expenses	114,614	103,320
Current operating lease obligations	38,407	36,809
Total current liabilities	196,195	177,899

Long-term operating lease obligations	441,640	456,869
Long-term debt	81,800	116,800
Other liabilities	14,327	14,068
Total liabilities	733,962	765,636

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 23,267 and 22,318 shares issued and outstanding as of June 29, 2021 and December 29, 2020, respectively	—	—
Capital surplus	68,713	71,722
Retained earnings	266,421	222,066
Total shareholders’ equity	335,134	293,788
Total liabilities and shareholders’ equity	$1,069,096	$1,059,424

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Revenues	$290,283	$128,024	$513,590	$382,619
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	75,586	31,988	131,735	95,794
Labor and benefits	104,218	51,524	185,898	155,353
Occupancy and operating (1)	67,567	45,848	127,395	107,112
General and administrative	17,032	14,472	32,293	26,080
Depreciation and amortization	18,233	18,353	36,436	36,698
Restaurant opening	721	152	849	695
Loss on disposal and impairment of assets	252	11,420	525	14,325
Total costs and expenses	283,609	173,757	515,131	436,057
Income (loss) from operations	6,674	(45,733)	(1,541)	(53,438)

Other (expense) income:
Interest expense, net	(1,594)	(1,942)	(2,996)	(3,413)
Other (expense) income, net	(8)	1,661	302	(44)
Total other expense	(1,602)	(281)	(2,694)	(3,457)
Income (loss) before income taxes	5,072	(46,014)	(4,235)	(56,895)

Income tax benefit	(1,297)	(17,064)	(7,463)	(23,678)
Net income (loss)	$6,369	$(28,950)	$3,228	$(33,217)

Net income (loss) per share:
Basic	$0.27	$(1.38)	$0.14	$(1.66)
Diluted	$0.26	$(1.38)	$0.13	$(1.66)

Weighted average number of shares outstanding:
Basic	23,247	20,951	23,087	20,026
Diluted	24,252	20,951	24,083	20,026

(1)

Related party costs included in cost of sales are $9,951 and $28,070 for the thirteen and twenty-six weeks ended June 30, 2020, respectively. There were no related party costs included in cost of sales for the thirteen or twenty-six weeks ended June 29, 2021. Related party costs included in occupancy and operating are $1,849 and $4,058 for the thirteen and twenty-six weeks ended June 30, 2020. There were no related party costs included in occupancy and operating for the thirteen or twenty-six weeks ended June 29, 2021. See Note 6 for further information

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, March 31, 2020	18,750	$—	$63,126	$208,778	$271,904
Issuance of common stock and warrant, net	3,500	$64,002	$3,394	$—	67,396
Issuance of restricted stock units	11	542	(542)	—	—
Repurchase, retirement and reclassification of common stock	—	(64,544)	—	64,544	—
Stock-based compensation	—	—	2,240	—	2,240
Adjustment to dividends previously accrued	—	—	—	4	4
Net loss	—	—	—	(28,950)	(28,950)
Balance, June 30, 2020	22,261	$—	$68,218	$244,376	$312,594

Balance, March 30, 2021	23,219	$—	$67,289	$257,994	$325,283
Exercise of stock options	28	1,202	(301)	—	901
Issuance of common stock, net	—	(50)	—	—	(50)
Issuance of restricted stock units	20	901	(915)	—	(14)
Reclassification of common stock	—	(2,053)	—	2,053	—
Stock-based compensation	—	—	2,640	—	2,640
Adjustment to dividends previously accrued	—	—	—	5	5
Net income	—	—	—	6,369	6,369
Balance, June 29, 2021	23,267	$—	$68,713	$266,421	$335,134

	For the Twenty-Six Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 31, 2019	19,149	$—	$67,062	$223,225	$290,287
Issuance of common stock and warrant, net	3,500	$64,002	$3,394	$—	67,396
Issuance of restricted stock units	107	5,345	(6,050)	—	(705)
Repurchase, retirement and reclassification of common stock	(495)	(69,347)	—	54,333	(15,014)
Stock-based compensation	—	—	3,812	—	3,812
Adjustment to dividends previously accrued	—	—	—	35	35
Net loss	—	—	—	(33,217)	(33,217)
Balance, June 30, 2020	22,261	$—	$68,218	$244,376	$312,594

Balance, December 29, 2020	22,318	$—	$71,722	$222,066	$293,788
Exercise of stock options	122	6,394	(1,883)	—	4,511
Issuance of common stock, net	704	28,907	—	—	28,907
Issuance of restricted stock units	123	5,816	(6,281)	—	(465)
Reclassification of common stock	—	(41,117)	—	41,117	—
Stock-based compensation	—	—	5,155	—	5,155
Adjustment to dividends previously accrued	—	—	—	10	10
Net income	—	—	—	3,228	3,228
Balance, June 29, 2021	23,267	$—	$68,713	$266,421	$335,134

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	June 29, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$3,228	$(33,217)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,436	36,698
Non-cash lease expense	15,419	14,416
Amortization of financing costs	283	85
Deferred income taxes	(7,701)	(24,024)
Stock-based compensation expense	4,983	3,783
Loss on disposal and impairment of assets	525	14,325
Changes in assets and liabilities:
Accounts and other receivables	(1,432)	8,201
Inventories, net	58	13
Prepaid expenses and other current assets	1,574	2,020
Other assets, net	5	(2,109)
Accounts payable	9,337	23,322
Accrued expenses	11,859	(16,877)
Operating lease obligations	(21,335)	(12,321)
Other liabilities	259	263
Net cash provided by operating activities	53,498	14,578

Cash flows from investing activities:
Purchases of property and equipment	(14,291)	(24,862)
Proceeds from sale of assets	21	4
Net cash used in investing activities	(14,270)	(24,858)

Cash flows from financing activities:
Borrowings on line of credit	697,600	672,200
Payments on line of credit	(732,600)	(648,400)
Payments of debt issuance costs	(315)	(735)
Proceeds from issuance of common stock, net	28,907	67,396
Taxes paid on vested stock units under employee plans	(938)	(705)
Proceeds from exercise of stock options	4,511	—
Cash dividends accrued under stock compensation plans	(82)	(115)
Repurchases of common stock	—	(15,014)
Net cash (used in) provided by financing activities	(2,917)	74,627

Net increase in cash and cash equivalents	36,311	64,347
Cash and cash equivalents, beginning of period	51,664	22,394
Cash and cash equivalents, end of period	$87,975	$86,741

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	June 29, 2021	June 30, 2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$292	$998
Cash paid for interest, net of capitalized interest	$2,457	$3,034
Cash paid for operating lease obligations	$35,348	$28,735
Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$7,704	$12,101
Tenant improvement allowance receivable	$4,163	$4,163
Property and equipment acquired and included in accounts payable	$707	$3,348
Stock-based compensation capitalized	$172	$29

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the twenty-six weeks ended June 29, 2021 may not be indicative of operating results for the entire year.

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

COVID-19 Pandemic Update

The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our operations and financial results for the foreseeable future. As of August 2, 2021, one of our 212 restaurants remains temporarily closed. We plan to re-open this restaurant later this month. Currently, national, state and local jurisdictions have removed their capacity restrictions on businesses and therefore our restaurants are serving customers in our dining rooms without social distancing requirements. However, it is possible additional outbreaks could require us to reduce our capacity, implement social distancing or further suspend our in-restaurant dining operations, and there is no guarantee that state and local jurisdictions that ease restrictions will not later reverse or roll-back the restrictions, as many have done in the past. Additionally, our restaurant operations have been and could continue to be disrupted by employee staffing issues because of illness, exclusion, fear of contracting COVID-19 or caring for family members due to COVID-19, or for other reasons. Furthermore, we remain in regular contact with our major suppliers and while to date we have not experienced significant disruptions in our supply chain due to COVID-19, we could see significant future disruptions should the impacts of COVID-19 extend for a considerable amount of time. For more information regarding the risks to our business relating to the COVID-19 pandemic, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2020.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses,” on our Consolidated Balance Sheets is as follows (in thousands):

	June 29, 2021	December 29, 2020
Gift card liability	$14,220	$17,274
Deferred loyalty revenue	$4,436	$6,121

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Revenue recognized from gift card liability	$1,843	$1,070	$6,743	$8,690
Revenue recognized from customer loyalty program	$1,378	$378	$6,926	$5,288

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

Lease costs included in “Occupancy & operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Lease cost	$14,378	$13,791	$28,587	$27,641
Variable lease cost	469	—	602	—
Contractual lease concessions	—	(311)	—	(26)
Total lease costs	$14,847	$13,480	$29,189	$27,615

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

4.  LONG-TERM DEBT

Line of Credit

On January 15, 2021, we entered into Amendment No. 2 and Waiver to Third Amended and Restated Credit Agreement (“Credit Facility”) with Bank of America, N.A. (“BofA”) and JPMorgan Chase Bank, N.A., to reduce our line of credit (the “Line of Credit”) by $20.0 million to $215 million, change certain pricing, and modify applicable covenants and/or reset select covenant levels. Our

Credit Facility now matures on November 18, 2022, and provides us with revolving loan commitments totaling $215 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. As of June 29, 2021, there were borrowings of $81.8 million and letters of credit totaling approximately $19.1 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $114.1 million as of June 29, 2021.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) LIBOR plus a percentage not to exceed 3.00% (with a floor on LIBOR of 1.00%), or (b) a percentage not to exceed 2.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, or (iii) one-month LIBOR plus 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDAR (lease adjusted leverage ratio). The weighted average interest rate during the twenty-six weeks ended June 29, 2021 was approximately 4.0%.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio and a maximum lease adjusted leverage ratio, which will not be tested until the completion of the third quarter of 2021 and will be based on our third quarter results. There was also a one-time test of our adjusted earnings before interest, taxes, depreciation and rent based upon results as of the end of the second fiscal quarter of 2021, which we passed. Additionally, we must maintain a minimum liquidity balance through December 2021. Lastly, we are subject to certain limits on capital expenditures for fiscal 2021 and 2022, with relief from these limits if we satisfy certain fixed charge and lease adjusted leverage ratios. At June 29, 2021, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest on the Line of Credit, which are payable monthly. Interest expense and commitment fees under the Credit Facility for the twenty-six weeks ended June 29, 2021 and June 30, 2020 were approximately $3.0 million and $3.4 million, respectively. We also capitalized approximately $0.04 million and $0.1 million of interest expense related to new restaurant construction during each of the twenty-six weeks ended June 29, 2021 and June 30, 2020.

5.  NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive shares are excluded from the computation of diluted net income (loss) per share since they have an anti-dilutive effect. The number of diluted shares reflect the potential dilution that could occur if holders of in-the-money options and warrants exercised their right to convert these instruments into common stock and the restrictions on restricted stock units (“RSUs”) lapse. Additionally, Performance-based RSUs are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and we include these contingently issuable shares in our diluted share calculation unless they are antidilutive. Once these performance-based RSUs vest, they are included in our basic net income (loss) per share calculation.

The following table presents a reconciliation of basic and diluted net income (loss) per share, including the number of dilutive equity awards that were included in the dilutive net income (loss) per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Numerator:
Net income (loss)	$6,369	$(28,950)	$3,228	$(33,217)
Denominator:
Weighted-average shares outstanding – basic	23,247	20,951	23,087	20,026
Dilutive effect of equity awards	1,005	—	996	—
Weighted-average shares outstanding – diluted	24,252	20,951	24,083	20,026

Net (income) loss per share:
Basic	$0.27	$(1.38)	$0.14	$(1.66)
Diluted	$0.26	$(1.38)	$0.13	$(1.66)

For the thirteen weeks ended June 29, 2021 and June 30, 2020, there were approximately 0.2 million and 1.2 million shares of equity awards, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive. For the twenty-six weeks ended June 29, 2021 and June 30, 2020, there were approximately 0.2 million and 1.1 million shares of equity awards, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within restaurant operating costs consisted of the following (in thousands):

	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
	June 29, 2021		June 30, 2020		June 29, 2021		June 30, 2020
Cost of sales:
Third-party suppliers	$75,586	100.0%	$22,037	68.9%	$131,735	100.0%	$67,724	70.7%
Jacmar	—	—	9,951	31.1	—	—	28,070	29.3
Total cost of sales	$75,586	100.0%	$31,988	100.0%	$131,735	100.0%	$95,794	100.0%

Occupancy and operating:
Third-party suppliers	$67,567	100.0%	$43,999	96.0%	$127,395	100.0%	$103,054	96.2%
Jacmar	—	—	1,849	4.0	—	—	4,058	3.8
Total occupancy and operating	$67,567	100.0%	$45,848	100.0%	$127,395	100.0%	$107,112	100.0%

7.  STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. Equity Incentive Plan, (as amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to employees, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options, restricted stock and performance and time-based restricted stock units. Stock options are charged against the Plan share reserve on the basis of one share for each share granted. Grants of restricted stock, RSUs, performance shares and performance units, if any, are currently charged against the Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as limits on the number that can be granted to an employee during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Labor and benefits	$723	$692	$1,531	$1,321
General and administrative	$1,842	$1,547	$3,452	$2,462
Capitalized (1)	$75	$—	$172	$29

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	June 29, 2021	June 30, 2020
Expected volatility	60.4%	33.5%
Risk-free interest rate	0.5%	1.6%
Expected option life	5 years	5 years
Dividend yield	0.0%	1.5%
Fair value of options granted	$23.78	$10.38

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

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 29, 2020	801	$40.56	503	$39.91
Granted	90	46.91
Exercised	(129)	37.40
Forfeited	(8)	44.31
Outstanding at June 29, 2021	754	$41.82	517	$41.03

As of June 29, 2021, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.7 million, which is generally expected to be recognized over the next three years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 29, 2020	586	$37.14
Granted	161	48.01
Released	(108)	41.54
Forfeited	(29)	36.28
Outstanding at June 29, 2021	610	$39.28

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of June 29, 2021, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $12.2 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 29, 2020	109	$42.39
Granted	46	46.91
Released	(36)	37.70
Forfeited	(6)	43.75
Outstanding at June 29, 2021	113	$45.60

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed, based on management’s current estimate of the level that the performance goal will be achieved. As of June 29, 2021, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $3.9 million, which is generally expected to be recognized over the next three years.

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

Our effective income tax rate for the twenty-six weeks ended June 29, 2021 reflected a 176.2% tax benefit rate compared to a 41.7% tax benefit rate for the comparable twenty-six week period of 2020. The effective tax rate benefit for the twenty-six weeks ended June 29, 2021 was different from the statutory tax rate primarily due to FICA tax tip credits and excess tax deductions realized for stock-based compensation. The prior year effective tax rate benefit was different than the statutory rate primarily due to FICA tax tip credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%. An estimated annual effective tax rate was not applied for the quarter ended June 29, 2021, in accordance with ASC Topic 270 and ASC Topic 740, due to the significant nature of tax credits in relation to current income or loss. As such, the Company calculated and recorded the 2021 income tax provision based on the actual effective tax rate for the quarter.

On March 11, 2021 the President signed the American Rescue Plan of 2021. The law did not have a material impact on our consolidated financial statements or related disclosures.

As of June 29, 2021, we had unrecognized tax benefits of approximately $1.4 million, of which approximately $1.1 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Twenty-Six Weeks Ended
	June 29, 2021	June 30, 2020
Gross unrecognized tax benefits at beginning of year	$1,333	$1,345
Increases for tax positions taken in prior years	—	148
Increases for tax positions taken in the current year	43	22
Gross unrecognized tax benefits at end of year	$1,376	$1,515

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of June 29, 2021, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2016.

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

Stock Repurchases

As of June 29, 2021, we have approximately $24.4 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. We have suspended our repurchase program until the Board determines that resumption of repurchases is in the best interest of the Company and its shareholders and is permitted by our Credit Facility.

Cash Dividends

Due to the COVID-19 pandemic, our Board of Directors suspended quarterly cash dividends until it is determined that resumption of dividend payments is in the best interest of the Company and its shareholders and is permitted by our Credit Facility. As such, the only cash dividends paid during the twenty-six weeks ended June 29, 2021 and June 30, 2020 were related to dividends (declared prior to fiscal 2020) which vested under our stock compensation plans.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”). The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2020, as updated in our Form 10-Q for the twenty-six weeks ended June 29, 2021 and in other reports filed subsequently with the SEC.

GENERAL

As of August 2, 2021, we own and operate 212 restaurants located in the 29 states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and Washington. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third-party brewers using our proprietary recipes. Due to the COVID-19 pandemic and the related restrictions, one of our 212 restaurants remains temporarily closed and is scheduled to re-open this month.

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

In 1996, we introduced our own proprietary craft beers and expanded the BJ’s concept from its beginnings as a small pizzeria to a full-service, high energy casual dining restaurant when we opened our first large format restaurant including our own internal brewing operations in Brea, California. Today our restaurants feature a broad menu with over 100 items designed to offer something for everyone including: slow roasted entrees such as prime rib, EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon, our original signature deep-dish pizza, the often imitated, but never replicated world-famous Pizookie® dessert; and our award-winning BJ’s proprietary craft beers.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended June 29, 2021 and June 30, 2020, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	26.0	25.0	25.6	25.0
Labor and benefits	35.9	40.2	36.2	40.6
Occupancy and operating	23.3	35.8	24.8	28.0
General and administrative	5.9	11.3	6.3	6.8
Depreciation and amortization	6.3	14.3	7.1	9.6
Restaurant opening	0.2	0.1	0.2	0.2
Loss on disposal and impairment of assets	0.1	8.9	0.1	3.7
Total costs and expenses	97.7	135.7	100.3	114.0
Income (loss) from operations	2.3	(35.7)	(0.3)	(14.0)

Other (expense) income:
Interest expense, net	(0.5)	(1.5)	(0.6)	(0.9)
Other (expense) income, net	—	1.3	0.1	—
Total other expense	(0.6)	(0.2)	(0.5)	(0.9)
Income (loss) before income taxes	1.7	(35.9)	(0.8)	(14.9)

Income tax benefit	(0.4)	(13.3)	(1.5)	(6.2)
Net income (loss)	2.2%	(22.6)%	0.6%	(8.7)%

Thirteen Weeks Ended June 29, 2021 Compared to Thirteen Weeks Ended June 30, 2020

Revenues.  Total revenues increased by $162.3 million, or 126.7%, to $290.3 million during the thirteen weeks ended June 29, 2021, from $128.0 million during the comparable thirteen week period of 2020. The increase in revenues primarily consisted of a 121.9%, or $156.5 million, increase in comparable restaurant sales, coupled with a $4.9 million increase in sales from new restaurants not yet in our comparable restaurant sales base. The increase in comparable restaurant sales was the result of an increase in customer traffic of approximately 90.2%, coupled with an increase in average check of approximately 31.7%. The increase in customer traffic is due to the recovery from the COVID-19 pandemic and the re-opening of our dine-in restaurant operations, which were curtailed during the comparable thirteen week period of 2020. Additionally, the increase in average check is due to our menu mix and sales channels, which focused heavily on our deep dish pizza and family feast menu offerings for off premise sales during the thirteen week period of 2020.

Cost of Sales.  Cost of sales increased by $43.6 million, or 136.3%, to $75.6 million during the thirteen weeks ended June 29, 2021, from $32.0 million during the comparable thirteen week period of 2020. This increase was primarily due to the increase in revenue, coupled with costs related to our three new restaurants opened since the thirteen weeks ended June 30, 2020. As a percentage of revenues, cost of sales were 26.0% for the current thirteen week period and 25.0% for the prior year comparable period. This increase, as a percentage of revenues, was primarily due to overall menu mix and an increase in meat, seafood and liquor costs.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $52.7 million, or 102.3%, to $104.2 million during the thirteen weeks ended June 29, 2021, from $51.5 million during the comparable thirteen week period of 2020. This increase was primarily due to the increase in revenue, coupled with expenses related to the three new restaurants opened since the thirteen weeks ended June 30, 2020. As a percentage of revenues, labor and benefit costs were 35.9% for the current thirteen week period and 40.2% for the prior year comparable period. This decrease, as a percentage of revenues, was primarily due to our ability to leverage management and hourly wages over comparable sales increases. Included in labor and benefits for the thirteen weeks ended June 29, 2021 and June 30, 2020, was approximately $0.7 million, or 0.2% and 0.5% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management employees.

Occupancy and Operating.  Occupancy and operating expenses increased by $21.7 million, or 47.4%, to $67.6 million during the thirteen weeks ended June 29, 2021, from $45.8 million during the comparable thirteen week period of 2020. This increase was primarily due to higher commissions to third-party delivery companies as a result of increased off-premise sales, higher merchant credit card fees as a result of increased revenues, increased supply costs and higher contract services as a result of the re-opening of our dining rooms, and expenses related to the three new restaurants opened since the thirteen weeks ended June 30, 2020. As a percentage of revenues, occupancy and operating expenses decreased to 23.3% for the current thirteen week period from 35.8% for the prior year comparable period. This decrease, as a percentage of revenues, was primarily due to our ability to leverage certain fixed operating and occupancy costs over a higher revenue base.

General and Administrative.  General and administrative expenses increased by $2.6 million, or 17.7%, to $17.0 million during the thirteen weeks ended June 29, 2021, from $14.5 million during the comparable thirteen week period of 2020. This increase was primarily due to higher incentive and equity compensation costs, and increases in salaries, offset by a decrease in deferred compensation expense. From mid-April 2020 until mid-September 2020, restaurant support center salaries were reduced for all employees making over $100,000, and cash retainer payments to members of our Board of Directors were similarly reduced. The decrease in deferred compensation expense relates to a decrease in the cash surrender value of our life insurance policies under our deferred compensation plan and is offset by lower other income included in “Other income (expense), net” on our Unaudited Consolidated Statements of Operations. Included in general and administrative costs for the thirteen weeks ended June 29, 2021 and June 30, 2020, was approximately $1.8 million and $1.5 million, respectively, or 0.6% and 1.2% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.9% for the current thirteen week period from 11.3% for the prior year comparable period. This percentage decrease was primarily due to our ability to leverage our fixed costs over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization decreased by $0.1 million, or 0.7%, to $18.2 million during the thirteen weeks ended June 29, 2021, compared to $18.3 million during the comparable thirteen week period of 2020. This slight decrease is primarily due to the impairment and reduction of carrying value related to five restaurants in 2020, partially offset by depreciation expense related to the three new restaurants opened since the thirteen weeks ended June 30, 2020. As a percentage of revenues, depreciation and amortization decreased to 6.3% for the current thirteen week period from 14.3% for the prior year comparable period. This decrease is primarily due to a higher revenue base.

Restaurant Opening.  Restaurant opening expense increased by $0.6 million, or 374.3%, to $0.7 million during the thirteen weeks ended June 29, 2021, compared to $0.2 million during the comparable thirteen week period of 2020. This increase is primarily due to the timing of our restaurant openings during the period. We opened two restaurants during the thirteen weeks ended June 29, 2021, compared to no restaurant openings during the thirteen weeks ended June 30, 2020.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $0.3 million during the thirteen weeks ended June 29, 2021, and $11.4 million during the comparable thirteen week period of 2020. For the thirteen weeks ended June 29, 2021, these costs were primarily related to the disposals of assets in conjunction with initiatives to keep our restaurants up to date, coupled with disposal of certain unproductive restaurant assets. For the comparable thirteen week period of 2020, these costs primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to three of our restaurants, coupled with a charge to reserve for beer spoilage due to the sudden decrease in draft beer sales as a result of the COVID-19 pandemic.

Interest Expense, Net.  Interest expense, net, decreased by $0.3 million to $1.6 million during the thirteen weeks ended June 29, 2021, compared to $1.9 million during the comparable thirteen week period of 2020. This decrease was primarily due to a lower average debt balance during the thirteen weeks ended June 29, 2021, compared to the comparable thirteen week period of 2020.

Other Income (Expense), Net.  Other income (expense), net, decreased by $1.7 million of income during the thirteen weeks ended June 30, 2020. This was primarily related to the decrease in the cash surrender value of certain life insurance policies under our deferred compensation plan. This decrease offsets the related deferred compensation expense impact included in “General and administrative” expenses on our Unaudited Consolidated Statements of Operations for the thirteen weeks ended June 30, 2020.

Income Tax Benefit.  Our effective income tax rate for the thirteen weeks ended June 29, 2021 reflected a 25.6% tax benefit rate compared to a 37.1% tax benefit rate for the comparable thirteen week period of 2020. The effective tax rate benefit for the thirteen weeks ended June 29, 2021 was different than the statutory tax rate primarily due to FICA tax tip credits and excess tax deductions realized for stock-based compensation. The prior year effective tax rate benefit was different than the statutory rate primarily due to FICA tax tip credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%. An estimated annual effective tax rate was not applied for the quarter ended June 29, 2021, in accordance with ASC Topic 270 and ASC Topic 740 due to the significant nature of its tax credits in relation to its current income or loss. As such, the Company calculated and recorded the 2021 income tax provision based on the actual effective tax rate for the quarter.

Twenty-Six Weeks Ended June 29, 2021 Compared to Twenty-Six Weeks Ended June 30, 2020

Revenues.  Total revenues increased by $131.0 million, or 34.2%, to $513.6 million during the twenty-six weeks ended June 29, 2021 from $382.6 million during the comparable twenty-six week period of 2020. The increase in revenues primarily consisted of a 32.9%, or $124.2 million, increase in comparable restaurant sales, coupled with a $5.7 million increase in sales from new restaurants not yet in our comparable restaurant sales base, offset by a $0.6 million decrease related to our temporarily closed restaurant due to the COVID-19 pandemic. The increase in comparable restaurant sales was the result of an increase in customer traffic of approximately 18.7%, coupled with an increase in average check of approximately 14.2%.

Cost of Sales.  Cost of sales increased by $35.9 million, or 37.5%, to $131.7 million during the twenty-six weeks ended June 29, 2021, from $95.8 million during the comparable twenty-six week period of 2020. This increase was primarily due to the increase in revenues, coupled with costs related to our three new restaurants opened since the twenty-six weeks ended June 30, 2020. As a percentage of revenues, cost of sales increased to 25.6% for the current twenty-six week period from 25.0% for the prior year comparable period. This increase, as a percentage of revenues, was primarily due to overall menu mix and an increase in meat, seafood and wine costs.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $30.5 million, or 19.7%, to $185.9 million during the twenty-six weeks ended June 29, 2021, from $155.4 million during the comparable twenty-six week period of 2020. This increase was primarily due to the increase in revenue, coupled with expenses related to the three new restaurants opened since the twenty-six weeks ended June 30, 2020. As a percentage of revenues, labor and benefit costs were 36.2% for the current twenty-six week period and 40.6% for the prior year comparable period. This decrease, as a percentage of revenues, was primarily due to our ability to leverage management and hourly wages over our comparable sales increases during the twenty-six weeks ended June 29, 2021. Included in labor and benefits for the twenty-six weeks ended June 29, 2021 and June 30, 2020 was approximately $1.5 million and $1.3 million, respectively, or 0.3% of revenues of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management employees.

Occupancy and Operating.  Occupancy and operating expenses increased by $20.3 million, or 18.9%, to $127.4 million during the twenty-six weeks ended June 29, 2021, from $107.1 million during the comparable twenty-six week period of 2020. This increase was primarily due to higher commissions to third-party delivery companies as a result of increased off-premise sales, higher merchant card fees as a result of increased revenues, increased supply costs, and expenses related to the three new restaurants opened since the twenty-six weeks ended June 30, 2020. As a percentage of revenues, occupancy and operating expenses decreased to 24.8% for the current twenty-six week period from 28.0% for the prior year comparable period. This decrease, as a percentage of revenues, was primarily due to our ability to leverage certain fixed operating and occupancy costs over a higher revenue base.

General and Administrative.  General and administrative expenses increased by $6.2 million, or 23.8%, to $32.3 million during the twenty-six weeks ended June 29, 2021, from $26.1 million during the comparable twenty-six week period of 2020. This increase was primarily due to increases in incentive and equity compensation costs, coupled with an increase in salaries and deferred compensation expense. From mid-April 2020 until mid-September 2020, restaurant support center salaries were reduced for all employees making over $100,000, and cash retainer payments to members of our Board of Directors were similarly reduced. The increase in deferred compensation expense relates to an increase in the cash surrender value of our life insurance policies under our deferred compensation plan and is offset by higher other income included in “Other income (expense), net” on our Unaudited Consolidated Statements of Operations. Included in general and administrative costs for the twenty-six weeks ended June 29, 2021 and June 30, 2020 was approximately $3.5 million and $2.5 million, respectively, or 0.7% and 0.6% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.3% for the current twenty-six week period from 6.8% for the prior year comparable period. This decrease is primarily due to a higher revenue base.

Depreciation and Amortization.  Depreciation and amortization decreased by $0.3 million, or 0.7%, to $36.4 million during the twenty-six weeks ended June 29, 2021, compared to $36.7 million during the comparable twenty-six week period of 2020. This slight decrease is primarily due to the impairment and reduction of carrying value related to five restaurants in 2020, offset by depreciation expense related to the three new restaurants opened since the twenty-six weeks ended June 30, 2020. As a percentage of revenues, depreciation and amortization decreased to 7.1% for the current twenty-six week period from 9.6% for the prior year comparable period. This decrease is primarily due to a higher revenue base.

Restaurant Opening.  Restaurant opening expense increased by $0.2 million, or 22.3%, to $0.8 million during the twenty-six weeks ended June 29, 2021, compared to $0.7 million during the comparable twenty-six week period of 2020. This increase is primarily due to the timing of our restaurant openings during the period. We opened two restaurants during the twenty-six weeks ended June 29, 2021, compared to one restaurant opened during the twenty-six weeks ended June 30, 2020.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $0.5 million during the twenty-six weeks ended June 29, 2021, and $14.3 million during the comparable twenty-six week period of 2020. For the twenty-six weeks ended June 29, 2021, these costs were primarily related to the disposals of assets in conjunction with initiatives to keep our restaurants up to date, coupled with disposal of certain unproductive restaurant assets. For the comparable twenty-six week period of 2020, these costs primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to four of our restaurants, coupled with a charge to reserve for beer spoilage due to the sudden decrease in draft beer sales as a result of the COVID-19 pandemic and routine asset disposals.

Interest Expense, Net.  Interest expense, net, decreased by $0.4 million to $3.0 million during the twenty-six weeks ended June 29, 2021 compared to $3.4 million during the comparable twenty-six week period of 2020. This decrease was primarily due to a lower average debt balance during the twenty-six weeks ended June 29, 2021, compared to the comparable twenty-six week period of 2020.

Other Income (Expense), Net.  Other income (expense), net, increased by $0.3 million to $0.3 million of income during the twenty-six weeks ended June 29, 2021, compared to $0.04 million of expense during the comparable twenty-six week period of 2020. This increase was primarily due to the increase in the cash surrender value of certain life insurance policies under our deferred compensation plan. This increase offsets the related deferred compensation expense impact included in “General and administrative” expenses on our Unaudited Consolidated Statements of Operations.

Income Tax Benefit.  Our effective income tax rate for the twenty-six weeks ended June 29, 2021 reflected a 176.2% tax benefit rate compared to a 41.7% tax benefit rate for the comparable twenty-six week period of 2020. The effective tax rate benefit for the twenty-six weeks ended June 29, 2021 was different than the statutory tax rate primarily due to FICA tax tip credits and excess tax deductions realized for stock-based compensation. The prior year effective tax rate benefit was different than the statutory rate primarily due to FICA tax tip credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%. An estimated annual effective tax rate was not applied for the year-to-date ended June 29, 2021, in accordance with ASC Topic 270 and ASC Topic 740, due to the significant nature of its tax credits in relation to its current income or loss. As such, the Company calculated and recorded the 2021 income tax provision based on the actual year-to-date effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	June 29, 2021	December 29, 2020
Cash and cash equivalents	$87,975	$51,664
Net working capital	$(64,590)	$(82,609)
Current ratio	0.7:1.0	0.5:1.0

As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we continue to focus on cash flow generation. Currently, we have no intention to repurchase shares or pay dividends until it is determined that it is in the best interest of the Company and its shareholders and that it is permitted under our Credit Facility. We will review and, when appropriate, adjust our overall approach to capital allocation as we know more about the ultimate duration of the COVID-19 pandemic and how the post-pandemic recovery will unfold and affect revenues and costs at our restaurants.

We are taking what we believe to be necessary and appropriate measures to control costs and maximize liquidity. Our $70 million (before commission and other fees) private placement of common stock completed in May 2020 and our $30 million sale (before commission and other fees) of common stock through our ATM offering program, completed in January 2021, have strengthened our financial position. As of June 29, 2021, we have approximately $88.0 million of cash on our balance sheet, with an additional $114.1 million of borrowings available under our Credit Facility. See Note 4 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for further information on our Credit Facility. Based on the current level of operations, the reduction of new restaurant openings, and other capital expenditure initiatives, we believe that our current cash and cash equivalents will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Twenty-Six Weeks Ended
	June 29, 2021	June 30, 2020
Net cash provided by operating activities	$53,498	$14,578
Net cash used in investing activities	(14,270)	(24,858)
Net cash (used in) provided by financing activities	(2,917)	74,627
Net increase in cash and cash equivalents	$36,311	$64,347

Operating Cash Flows

Net cash provided by operating activities was $53.5 million during the twenty-six weeks ended June 29, 2021, representing a $38.9 million increase from the $14.6 million provided by during the twenty-six weeks ended June 30, 2020. The increase over the prior year is primarily due to higher net income as COVID-19 restrictions eased during the twenty-six weeks ended June 29, 2021, coupled with the timing of payments related to accrued expenses, offset by the timing of accounts and other receivables collections and accounts payable payments.

Investing Cash Flows

Net cash used in investing activities was $14.3 million during the twenty-six weeks ended June 29, 2021, representing a $10.6 million decrease from the $24.9 million used during the twenty-six weeks ended June 30, 2020. The decrease over prior year is primarily due to the delay or cancelation of new restaurant openings, coupled with the suspension of unessential capital expenditures due to the COVID-19 pandemic.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Twenty-Six Weeks Ended
	June 29, 2021	June 30, 2020
New restaurants	$7,662	$13,577
Restaurant maintenance and key productivity initiatives	5,585	9,668
Restaurant and corporate systems	1,044	1,617
Total capital expenditures	$14,291	$24,862

As of August 2, 2021, we have opened two new restaurants during fiscal 2021 and plan to re-open our Richmond, Virginia restaurant later this month. Our Richmond restaurant is our only location that remains closed due to the COVID-19 pandemic. We currently plan to open eight to ten restaurants in fiscal 2022, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2022 new restaurant locations. Our new restaurant unit economics continue to warrant an appropriate allocation of our available capital, and we will continue to balance new restaurant growth with quality and hospitality.

Financing Cash Flows

Net cash used in financing activities was $2.9 million during the twenty-six weeks ended June 29, 2021, representing a $77.5 million decrease from the $74.6 million provided during the twenty-six weeks ended June 30, 2020. This decrease is primarily due to Line of Credit payments and lower proceeds from the issuance of common stock during the twenty-six weeks ended June 29, 2021.

See Note 4 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for further information on our Credit Facility. In addition to drawing down on our Line of Credit and selling $70 million of our common stock in 2020, we have taken and continue to take all necessary and appropriate steps to maximize our liquidity as we manage our business through the current environment. In January 2021, we completed the sale of an aggregate of 703,399 shares of common stock for proceeds of $30 million (before commission and other fees) through an ATM offering program. See Note 10 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for further information on our ATM offering. While we believe we have sufficient liquidity with our current capital position for the next twelve months, we will continue to monitor and evaluate all financing alternatives as these unprecedented events evolve.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 29, 2021, we are not involved in any off-balance sheet arrangements.

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

A general shortage in the availability of qualified restaurant managers and hourly workers in certain geographic areas in which we operate, which shortage has been exacerbated by continuing effects of the COVID-19 pandemic, has caused increases in the costs of recruiting and compensating such employees. Many of our restaurant employees are paid hourly rates subject to the federal, state or local minimum wage requirements. Numerous state and local governments have their own minimum wage and other regulatory requirements for employees that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, certain operating and other costs, including health benefits in compliance with the Patient Protection and Affordable Care Act, taxes, insurance, COVID-19 pandemic related benefits, and other outside services continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2020. During the twenty-six weeks ended June 29, 2021, there were no significant changes in our critical accounting policies.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $81.8 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, which is currently suspended, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.6 million annual impact on our net income (loss).

Food, Supplies and Commodity Price Risks

We purchase food, supplies and other commodities for use in our operations based upon market prices established with our suppliers. Our business is dependent on frequent and consistent deliveries of these items. We may experience shortages, delays or interruptions due to inclement weather, natural disasters, labor issues or other operational disruptions at our suppliers, distributors or transportation providers, or other conditions beyond our control such as cyber breaches or ransomware attacks. Additionally, many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. Costs can also fluctuate due to government regulation. As a result of the COVID-19 pandemic, we have experienced and expect to continue to experience distribution disruptions, commodity cost inflation and certain food and supply shortages. To manage this risk in part, we attempt to enter into fixed-price purchase commitments, with terms typically up to one year, for some of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for certain commodities or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered or promoted, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2021, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Due to the COVID-19 pandemic, our share repurchase program is currently suspended until it is in the best interest of the Company and its shareholders to resume and is permitted by our Credit Facility, which restricts our ability to pay dividends or conduct stock repurchases. As of June 29, 2021, we have cumulatively repurchased shares valued at approximately $475.6 million in accordance with our approved share repurchase plan. We did not repurchase shares during the twenty-six weeks ended June 29, 2021. As of June 29, 2021, we have approximately $24.4 million available under our share repurchase plan.

The following table sets forth information with respect to the repurchase of common shares during the twenty-six weeks ended June 29, 2021:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/30/20 – 01/26/21	—	$—	—	$—	$24,438,776
01/27/21 – 02/23/21	—	$—	—	$—	$24,438,776
02/24/21 – 03/30/21	—	$—	—	$—	$24,438,776
03/31/21 – 04/27/21	—	$—	—	$—	$24,438,776
04/28/21 – 05/25/21	—	$—	—	$—	$24,438,776
05/26/21 – 06/29/21	—	$—	—	$—	$24,438,776
Total	—	$—	—

(1)	Period information is presented in accordance with our fiscal months during fiscal 2021.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 14, 2020.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1

Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB‑2A filed with the Securities and Exchange Commission on August 22, 1996 (File No. 3335182‑LA).

10.1

Equity Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 23, 2021).

10.2

Employment Agreement, dated June 30, 2021, between the Company and Gregory S. Levin (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2021.

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

BJ’S RESTAURANTS, INC.
(Registrant)

August 2, 2021	By:	/s/ GREGORY A. TROJAN
Gregory A. Trojan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)