Form 10-Q
period 2021-09-28
BJs RESTAURANTS INC
filed 2021-11-01
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2021

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

As of October 29, 2021, there were 23,303,694 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 28, 2021	December 29, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,815	$51,664
Accounts and other receivables, net	24,433	23,630
Inventories, net	11,215	10,671
Prepaid expenses and other current assets	6,389	9,325
Total current assets	101,852	95,290

Property and equipment, net	501,211	534,841
Operating lease assets	371,272	375,557
Goodwill	4,673	4,673
Deferred income taxes	19,366	6,227
Other assets, net	42,787	42,836
Total assets	$1,041,161	$1,059,424

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$40,950	$37,770
Accrued expenses	94,835	103,320
Current operating lease obligations	38,976	36,809
Total current liabilities	174,761	177,899

Long-term operating lease obligations	444,425	456,869
Long-term debt	71,800	116,800
Other liabilities	14,713	14,068
Total liabilities	705,699	765,636

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 23,296 and 22,318 shares issued and outstanding as of September 28, 2021 and December 29, 2020, respectively	—	—
Capital surplus	69,980	71,722
Retained earnings	265,482	222,066
Total shareholders’ equity	335,462	293,788
Total liabilities and shareholders’ equity	$1,041,161	$1,059,424

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Revenues	$282,180	$198,887	$795,770	$581,506
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	76,647	48,938	208,382	144,732
Labor and benefits	105,023	74,576	290,921	229,929
Occupancy and operating (1)	68,876	56,401	196,271	163,513
General and administrative	17,293	15,250	49,586	41,330
Depreciation and amortization	18,224	18,037	54,660	54,735
Restaurant opening	375	128	1,224	823
Loss on disposal and impairment of assets	2,700	177	3,225	14,502
Gain on lease transactions, net	—	(1,940)	—	(1,940)
Total costs and expenses	289,138	211,567	804,269	647,624
Loss from operations	(6,958)	(12,680)	(8,499)	(66,118)

Other (expense) income:
Interest expense, net	(1,047)	(1,639)	(4,043)	(5,052)
Gain from legal settlements	—	2,284	—	2,284
Other income, net	446	624	748	580
Total other (expense) income	(601)	1,269	(3,295)	(2,188)
Loss before income taxes	(7,559)	(11,411)	(11,794)	(68,306)

Income tax benefit	(5,383)	(4,827)	(12,846)	(28,505)
Net (loss) income	$(2,176)	$(6,584)	$1,052	$(39,801)

Net (loss) income per share:
Basic	$(0.09)	$(0.30)	$0.05	$(1.92)
Diluted	$(0.09)	$(0.30)	$0.04	$(1.92)

Weighted average number of shares outstanding:
Basic	23,290	22,280	23,154	20,777
Diluted	23,290	22,280	24,054	20,777

(1)

There were no related party costs included in cost of sales for the thirteen weeks ended September 29, 2020 or September 28, 2021, or for the thirty-nine weeks ended September 28, 2021. Related party costs included in cost of sales are $28,070 for the thirty-nine weeks ended September 29, 2020. There were no related party costs included in occupancy and operating for the thirteen weeks ended September 29, 2020 or September 28, 2021, or for the thirty-nine weeks ended September 28, 2021. Related party costs included in occupancy and operating are $4,058 for the thirty-nine weeks ended September 29, 2020. See Note 6 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, June 30, 2020	22,261	$—	$68,218	$244,376	$312,594
Issuance of common stock and warrant, net	—	(17)	—	—	(17)
Issuance of restricted stock units	40	1,736	(1,844)	—	(108)
Repurchase, retirement and reclassification of common stock	—	(1,719)	—	1,719	—
Stock-based compensation	—	—	3,019	—	3,019
Adjustment to dividends previously accrued	—	—	—	7	7
Net loss	—	—	—	(6,584)	(6,584)
Balance, September 29, 2020	22,301	$—	$69,393	$239,518	$308,911

Balance, June 29, 2021	23,267	$—	$68,713	$266,421	$335,134
Issuance of restricted stock units	29	1,233	(1,233)	—	—
Reclassification of common stock	—	(1,233)	—	1,233	—
Stock-based compensation	—	—	2,500	—	2,500
Adjustment to dividends previously accrued	—	—	—	4	4
Net loss	—	—	—	(2,176)	(2,176)
Balance, September 28, 2021	23,296	$—	$69,980	$265,482	$335,462

	For the Thirty-Nine Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 31, 2019	19,149	$—	$67,062	$223,225	$290,287
Issuance of common stock and warrant, net	3,500	63,985	3,394	—	67,379
Issuance of restricted stock units	147	7,081	(7,894)	—	(813)
Repurchase, retirement and reclassification of common stock	(495)	(71,066)	—	56,052	(15,014)
Stock-based compensation	—	—	6,831	—	6,831
Adjustment to dividends previously accrued	—	—	—	42	42
Net loss	—	—	—	(39,801)	(39,801)
Balance, September 29, 2020	22,301	$—	$69,393	$239,518	$308,911

Balance, December 29, 2020	22,318	$—	$71,722	$222,066	$293,788
Exercise of stock options	122	6,394	(1,883)	—	4,511
Issuance of common stock, net	704	28,907	—	—	28,907
Issuance of restricted stock units	152	7,049	(7,514)	—	(465)
Reclassification of common stock	—	(42,350)	—	42,350	—
Stock-based compensation	—	—	7,655	—	7,655
Adjustment to dividends previously accrued	—	—	—	14	14
Net income	—	—	—	1,052	1,052
Balance, September 28, 2021	23,296	$—	$69,980	$265,482	$335,462

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	September 28, 2021	September 29, 2020
Cash flows from operating activities:
Net income (loss)	$1,052	$(39,801)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,660	54,735
Non-cash lease expense	23,383	21,660
Amortization of financing costs	429	85
Deferred income taxes	(13,139)	(28,729)
Stock-based compensation expense	7,432	6,802
Loss on disposal and impairment of assets	3,225	14,502
Gain on lease transactions, net	—	(1,940)
Changes in assets and liabilities:
Accounts and other receivables	1,297	9,729
Inventories, net	(172)	606
Prepaid expenses and other current assets	2,750	4,197
Other assets, net	(1,359)	(3,006)
Accounts payable	5,976	19,343
Accrued expenses	(7,595)	(12,210)
Operating lease obligations	(32,342)	(10,759)
Other liabilities	645	1,008
Net cash provided by operating activities	46,242	36,222

Cash flows from investing activities:
Purchases of property and equipment	(25,166)	(31,985)
Proceeds from sale of assets	21	3,810
Net cash used in investing activities	(25,145)	(28,175)

Cash flows from financing activities:
Borrowings on line of credit	913,000	892,300
Payments on line of credit	(958,000)	(908,500)
Payments of debt issuance costs	(315)	(735)
Proceeds from issuance of common stock, net	28,907	67,379
Taxes paid on vested stock units under employee plans	(938)	(813)
Proceeds from exercise of stock options	4,511	—
Cash dividends accrued under stock compensation plans	(111)	(134)
Repurchases of common stock	—	(15,014)
Net cash (used in) provided by financing activities	(12,946)	34,483

Net increase in cash and cash equivalents	8,151	42,530
Cash and cash equivalents, beginning of period	51,664	22,394
Cash and cash equivalents, end of period	$59,815	$64,924

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	September 28, 2021	September 29, 2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$386	$1,311
Cash paid for interest, net of capitalized interest	$3,207	$4,643
Cash paid for operating lease obligations	$53,743	$42,511
Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$19,965	$17,488
Tenant improvement allowance receivable	$2,100	$1,496
Property and equipment acquired and included in accounts payable	$1,844	$2,695
Stock-based compensation capitalized	$223	$29

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the thirty-nine weeks ended September 28, 2021 may not be indicative of operating results for the entire year.

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

COVID-19 Pandemic Update

The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our operations and financial results for the foreseeable future. Currently, national, state and local jurisdictions have removed their capacity restrictions on businesses and therefore our restaurants are serving customers in our dining rooms without social distancing requirements. However, it is possible additional outbreaks could require us to reduce our capacity, implement social distancing, or further suspend our in-restaurant dining operations. In addition, our restaurant performance could be adversely affected if we are required by law to have customers present evidence of vaccination or negative tests. There is also no guarantee that state and local jurisdictions that ease restrictions will not later reverse or roll-back the restrictions, as many have done in the past. Additionally, our restaurant operations have been and could continue to be disrupted by employee staffing issues because of illness, exclusion, fear of contracting COVID-19 or caring for family members due to COVID-19, legal requirements for employee vaccinations or COVID testing, lack of labor supply, competitive labor pressures, or for other reasons. Furthermore, we remain in regular contact with our major suppliers and while to date we have not experienced significant disruptions in our supply chain due to COVID-19, we could see significant future disruptions should the impacts of COVID-19 continue. For more information regarding the risks to our business relating to the COVID-19 pandemic, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2020.

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

2.  REVENUE RECOGNITION

Our revenues are comprised of food and beverage sales from our restaurants. Revenues from restaurant sales are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Based on historical redemption rates, a portion of our gift card sales are not expected to be redeemed and will be recognized as gift card “breakage” over time. Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to government authorities. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	September 28, 2021	December 29, 2020
Gift card liability	$13,359	$17,274
Deferred loyalty revenue	$4,231	$6,121

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Revenue recognized from gift card liability	$1,305	$1,097	$8,049	$9,786
Revenue recognized from customer loyalty program	$1,014	$2,965	$7,940	$8,254

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

Lease costs included in “Occupancy & operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Lease cost	$14,615	$13,820	$43,202	$41,461
Variable lease cost	544	93	1,146	68
Total lease costs	$15,159	$13,913	$44,348	$41,529

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

4.  LONG-TERM DEBT

Line of Credit

On January 15, 2021, we entered into Amendment No. 2 and Waiver to Third Amended and Restated Credit Agreement (“Credit Facility”) with Bank of America, N.A. (“BofA”) and JPMorgan Chase Bank, N.A., to reduce our line of credit (the “Line of Credit”)

by $20 million to $215 million, change certain pricing, and modify applicable covenants and/or reset select covenant levels. Our Credit Facility matures on November 18, 2022, and provides us with revolving loan commitments totaling $215 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. As of September 28, 2021, there were borrowings of $71.8 million and letters of credit totaling approximately $18.8 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $124.4 million as of September 28, 2021.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) LIBOR plus a percentage not to exceed 3.00% (with a floor on LIBOR of 1.00%), or (b) a percentage not to exceed 2.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, or (iii) one-month LIBOR plus 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDAR (lease adjusted leverage ratio). The weighted average interest rate during the thirty-nine weeks ended September 28, 2021 was approximately 4.0%.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a minimum fixed charge coverage ratio and a maximum lease adjusted leverage ratio, which was required to be tested after the completion of the third quarter of 2021. Additionally, we must maintain a minimum liquidity balance through December 2021. Lastly, we are subject to certain limits on capital expenditures for fiscal 2021 and 2022, with relief from these limits if we satisfy certain fixed charge and lease adjusted leverage ratios. At September 28, 2021, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest on the Line of Credit, which are payable monthly. Interest expense and commitment fees under the Credit Facility for the thirty-nine weeks ended September 28, 2021 and September 29, 2020 were approximately $4.0 million and $5.1 million, respectively. We also capitalized approximately $0.7 million and $0.8 million of interest expense related to new restaurant construction during each of the thirty-nine weeks ended September 28, 2021 and September 29, 2020.

5.  NET (LOSS) INCOME PER SHARE

Basic and diluted net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Potentially dilutive shares are excluded from the computation of diluted net (loss) per share since they have an anti-dilutive effect, yet potentially dilutive shares are included in the computation of diluted net income per share. The number of diluted shares reflect the potential dilution that could occur if holders of in-the-money options and warrants exercised their right to convert these instruments into common stock and the restrictions on restricted stock units (“RSUs”) lapse. Additionally, performance-based RSUs are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and we include these contingently issuable shares in our diluted share calculation unless they are antidilutive. Once these performance-based RSUs vest, they are included in our basic net (loss) income per share calculation.

The following table presents a reconciliation of basic and diluted net (loss) income per share, including the number of dilutive equity awards that were included in the dilutive net (loss) income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Numerator:
Net (loss) income	$(2,176)	$(6,584)	$1,052	$(39,801)
Denominator:
Weighted-average shares outstanding – basic	23,290	22,280	23,154	20,777
Dilutive effect of equity awards	—	—	900	—
Weighted-average shares outstanding – diluted	23,290	22,280	24,054	20,777

Net (loss) income per share:
Basic	$(0.09)	$(0.30)	$0.05	$(1.92)
Diluted	$(0.09)	$(0.30)	$0.04	$(1.92)

For the thirteen weeks ended September 28, 2021 and September 29, 2020, there were approximately 0.5 million and 1.1 million shares of equity awards, respectively, that were excluded from the calculation of diluted net loss per share because they are anti-dilutive. For the thirty-nine weeks ended September 28, 2021 and September 29, 2020, there were approximately 0.2 million and 1.1 million shares of equity awards, respectively, that were excluded from the calculation of diluted net income (loss) per share because they are anti-dilutive.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within restaurant operating costs consisted of the following (in thousands):

	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	September 28, 2021		September 29, 2020		September 28, 2021		September 29, 2020
Cost of sales:
Third-party suppliers	$76,647	100.0%	$48,938	100.0%	$208,382	100.0%	$116,662	80.6%
Jacmar	—	—	—	—	—	—	28,070	19.4
Total cost of sales	$76,647	100.0%	$48,938	100.0%	$208,382	100.0%	$144,732	100.0%

Occupancy and operating:
Third-party suppliers	$68,876	100.0%	$56,401	100.0%	$196,271	100.0%	$159,455	97.5%
Jacmar	—	—	—	—	—	—	4,058	2.5
Total occupancy and operating	$68,876	100.0%	$56,401	100.0%	$196,271	100.0%	$163,513	100.0%

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Labor and benefits	$641	$707	$2,171	$2,028
General and administrative	$1,808	$2,312	$5,261	$4,774
Capitalized (1)	$66	$—	$223	$29

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	September 28, 2021	September 29, 2020
Expected volatility	60.7%	33.5%
Risk-free interest rate	0.5%	1.6%
Expected option life	5 years	5 years
Dividend yield	0.0%	1.5%
Fair value of options granted	$23.54	$10.38

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

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 29, 2020	801	$40.56	503	$39.91
Granted	107	46.26
Exercised	(129)	37.40
Forfeited	(11)	44.22
Outstanding at September 28, 2021	768	$41.84	518	$41.04

As of September 28, 2021, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.6 million, which is generally expected to be recognized over the next three years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 29, 2020	586	$37.14
Granted	203	47.20
Released	(138)	41.56
Forfeited	(60)	35.64
Outstanding at September 28, 2021	591	$39.71

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of September 28, 2021, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $11.5 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 29, 2020	109	$42.39
Granted	46	46.91
Released	(36)	37.70
Forfeited	(7)	44.14
Outstanding at September 28, 2021	112	$45.60

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed, based on management’s current estimate of the level that the performance goal will be achieved. As of September 28, 2021, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $3.4 million, which is generally expected to be recognized over the next three years.

8.  INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes.” The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

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

Our effective income tax rate for the thirty-nine weeks ended September 28, 2021 reflected a 108.9% tax benefit rate compared to a 41.7% tax benefit rate for the comparable thirty-nine week period of 2020. The effective tax rate benefit for the thirty-nine weeks ended September 28, 2021 was different from the statutory tax rate primarily due to FICA tax tip credits, excess tax deductions realized for stock-based compensation and the employee retention credit. The prior year effective tax rate benefit was different than the statutory rate primarily due to FICA tax tip credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%.

On March 11, 2021 the President signed the American Rescue Plan of 2021. The law did not have a material impact on our consolidated financial statements or related disclosures.

As of September 28, 2021, we had unrecognized tax benefits of approximately $1.4 million, of which approximately $1.1 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirty-Nine Weeks Ended
	September 28, 2021	September 29, 2020
Gross unrecognized tax benefits at beginning of year	$1,333	$1,345
Increases for tax positions taken in prior years	—	190
Increases for tax positions taken in the current year	35	65
Gross unrecognized tax benefits at end of year	$1,368	$1,600

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of September 28, 2021, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2016.

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

Stock Repurchases

As of September 28, 2021, we have approximately $24.4 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. We have suspended our repurchase program until the Board determines that resumption of repurchases is in the best interest of the Company and its shareholders and is permitted by our Credit Facility.

Cash Dividends

Due to the COVID-19 pandemic, our Board of Directors suspended quarterly cash dividends until it is determined that resumption of dividend payments is in the best interest of the Company and its shareholders and is permitted by our Credit Facility. As such, the only cash dividends paid during the thirty-nine weeks ended September 28, 2021 and September 29, 2020 were related to dividends (declared prior to fiscal 2020) which vested under our stock compensation plans.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”). The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2020, as updated in our Form 10-Q for the thirty-nine weeks ended September 28, 2021 and in other reports filed subsequently with the SEC.

GENERAL

As of November 1, 2021, we own and operate 212 restaurants located in the 29 states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia and Washington. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third-party brewers using our proprietary recipes.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended September 28, 2021 and September 29, 2020, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	27.2	24.6	26.2	24.9
Labor and benefits	37.2	37.5	36.6	39.5
Occupancy and operating	24.4	28.4	24.7	28.1
General and administrative	6.1	7.7	6.2	7.1
Depreciation and amortization	6.5	9.1	6.9	9.4
Restaurant opening	0.1	0.1	0.2	0.1
Loss on disposal and impairment of assets	1.0	0.1	0.4	2.5
Gain on lease transactions, net	—	(1.0)	—	(0.3)
Total costs and expenses	102.5	106.4	101.1	111.4
Loss from operations	(2.5)	(6.4)	(1.1)	(11.4)

Other (expense) income:
Interest expense, net	(0.4)	(0.8)	(0.5)	(0.9)
Gain from legal settlements	—	1.1	—	0.4
Other income, net	0.2	0.3	0.1	0.1
Total other (expense) income	(0.2)	0.6	(0.4)	(0.4)
Loss before income taxes	(2.7)	(5.7)	(1.5)	(11.7)

Income tax benefit	(1.9)	(2.4)	(1.6)	(4.9)
Net (loss) income	(0.8)%	(3.3)%	0.1%	(6.8)%

Thirteen Weeks Ended September 28, 2021 Compared to Thirteen Weeks Ended September 29, 2020

Revenues.  Total revenues increased by $83.3 million, or 41.9%, to $282.2 million during the thirteen weeks ended September 28, 2021, from $198.9 million during the comparable thirteen week period of 2020. The increase in revenues primarily consisted of a 41.8%, or $81.4 million, increase in comparable restaurant sales, a $4.5 million increase in sales from new restaurants not yet in our comparable restaurant sales base, and a $0.4 million increase related to our temporarily closed restaurant, which was re-opened during the quarter, offset by a $2.9 million decrease in revenues related to less loyalty point expirations. At the beginning of the COVID-19 pandemic in March 2020, we stopped expirations to allow customers to use their loyalty points at a later time. During the thirteen weeks ended September 29, 2020, we resumed the expiration of loyalty points, resulting in incremental revenue. The increase in comparable restaurant sales was the result of an increase in customer traffic of approximately 30.1%, coupled with an increase in average check of approximately 11.7%. The increase in customer traffic is due to the recovery from the COVID-19 pandemic and the full re-opening of our dine-in restaurant operations, which were curtailed during the comparable thirteen week period of 2020. Additionally, the increase in average check is due to our customers per check, menu mix and sales channels, which focused heavily on our deep dish pizza and family feast menu offerings for off-premise sales during the thirteen week period of 2020.

Cost of Sales.  Cost of sales increased by $27.7 million, or 56.6%, to $76.6 million during the thirteen weeks ended September 28, 2021, from $48.9 million during the comparable thirteen week period of 2020. This increase was primarily due to the increase in revenue, commodity cost increases and costs related to our three new restaurants opened since the thirteen weeks ended September 29, 2020. As a percentage of revenues, cost of sales increased to 27.2% for the current thirteen week period from 24.6% for the prior year comparable period. This increase was primarily due to overall menu mix and an increase in meat, seafood and liquor costs.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $30.4 million, or 40.8%, to $105.0 million during the thirteen weeks ended September 28, 2021, from $74.6 million during the comparable thirteen week period of 2020. This increase was primarily due to the increase in revenue resulting from the re-opening of our dining rooms, which were closed or restricted in operation during the same period in 2020, coupled with higher training and overtime costs due to the full re-opening of our dining rooms, and expenses related to the three new restaurants opened since the thirteen weeks ended September 29, 2020, offset by our Employee Retention Tax Credit in conjunction with the CARES Act. As a percentage of revenues, labor and benefit costs decreased to 37.2% for the current thirteen week period from 37.5% for the prior year comparable period. This decrease was primarily due to our ability to leverage management and hourly wages over comparable sales increases. Included in labor and benefits for the thirteen weeks ended September 28, 2021 and September 29, 2020, was approximately $0.6 million and $0.7 million, or 0.2% and 0.4% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management employees.

Occupancy and Operating.  Occupancy and operating expenses increased by $12.5 million, or 22.1%, to $68.9 million during the thirteen weeks ended September 28, 2021, from $56.4 million during the comparable thirteen week period of 2020. This increase was primarily due to higher merchant credit card fees as a result of increased revenues, increased supply costs, higher janitorial services as a result of the re-opening of our dining rooms, and expenses related to the three new restaurants opened since the thirteen weeks ended September 29, 2020. As a percentage of revenues, occupancy and operating expenses decreased to 24.4% for the current thirteen week period from 28.4% for the prior year comparable period. This decrease was primarily due to our ability to leverage certain fixed operating and occupancy costs over a higher revenue base.

General and Administrative.  General and administrative expenses increased by $2.0 million, or 13.4%, to $17.3 million during the thirteen weeks ended September 28, 2021, from $15.3 million during the comparable thirteen week period of 2020. This increase was primarily due to increases in personnel, travel, recruiting and outside services as certain restrictions related to the COVID-19 pandemic eased and we returned back to more normal operations. Included in general and administrative costs for the thirteen weeks ended September 28, 2021 and September 29, 2020, was approximately $1.8 million and $2.3 million, respectively, or 0.6% and 1.2% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.1% for the current thirteen week period from 7.7% for the prior year comparable period. This decrease was primarily due to our ability to leverage our fixed costs over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $0.2 million, or 1.0%, to $18.2 million during the thirteen weeks ended September 28, 2021, compared to $18.0 million during the comparable thirteen week period of 2020. This increase was primarily related to the three new restaurants opened since the thirteen weeks ended September 29, 2020, offset by the impairment and reduction of carrying value related to one of our restaurants during the quarter. As a percentage of revenues, depreciation and amortization decreased to 6.5% for the current thirteen week period from 9.1% for the prior year comparable period. This decrease was primarily due to a higher revenue base.

Restaurant Opening.  Restaurant opening expense increased by $0.2 million, or 193.0%, to $0.4 million during the thirteen weeks ended September 28, 2021, compared to $0.1 million during the comparable thirteen week period of 2020. This increase was primarily due to the re-opening of our Richmond, Virginia restaurant that was temporarily closed due to the COVID-19 pandemic. We did not open any new restaurants during either of the thirteen weeks ended September 28, 2021 or September 29, 2020.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $2.7 million during the thirteen weeks ended September 28, 2021, and $0.2 million during the comparable thirteen week period of 2020. For the thirteen weeks ended September 28, 2021, these costs were primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to one of our restaurants. For the comparable thirteen week period of 2020, these costs were primarily related to the disposals of assets in conjunction with initiatives to keep our restaurants up to date, coupled with disposal of certain unproductive restaurant assets.

Gain on Lease Transactions, net.  Gain on lease transactions, net, of $1.9 million during the thirteen weeks ended September 29, 2020, related to a sale-leaseback transaction.

Interest Expense, Net.  Interest expense, net, decreased by $0.6 million to $1.0 million during the thirteen weeks ended September 28, 2021, compared to $1.6 million during the comparable thirteen week period of 2020. This decrease was primarily due to a lower average debt balance during the thirteen weeks ended September 28, 2021, compared to the comparable thirteen week period of 2020.

Gain from Legal Settlements.  Gain from legal settlements, of $2.3 million during the thirteen weeks ended September 29, 2020, related to a settlement with credit card providers pertaining to interchange fees and a settlement related to a maintenance agreement to repair our handheld tablets.

Other Income, Net.  Other income, net, decreased by $0.2 million to $0.4 million of income during the thirteen weeks ended September 28, 2021, compared to $0.6 million of income during the comparable thirteen week period of 2020. This was primarily related to the decrease in the cash surrender value of certain life insurance policies under our deferred compensation plan.

Income Tax Benefit.  Our effective income tax rate for the thirteen weeks ended September 28, 2021 reflected a 71.2% tax benefit rate compared to a 42.3% tax benefit rate for the comparable thirteen week period of 2020. The effective tax rate benefit for the thirteen weeks ended September 28, 2021 was different than the statutory tax rate primarily due to FICA tax tip credits, excess tax deductions realized for stock-based compensation and the employee retention credit. The prior year effective tax rate benefit was different than the statutory rate primarily due to FICA tax tip credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%.

Thirty-Nine Weeks Ended September 28, 2021 Compared to Thirty-Nine Weeks Ended September 29, 2020

Revenues.  Total revenues increased by $214.3 million, or 36.8%, to $795.8 million during the thirty-nine weeks ended September 28, 2021 from $581.5 million during the comparable thirty-nine week period of 2020. The increase in revenues primarily consisted of a 35.8%, or $205.0 million, increase in comparable restaurant sales, a $10.3 million increase in sales from new restaurants not yet in our comparable restaurant sales base, offset by a $0.3 million decrease related to our temporarily closed restaurant due to the COVID-19 pandemic. The increase in comparable restaurant sales was the result of an increase in customer traffic of approximately 22.5%, coupled with an increase in average check of approximately 13.3%.

Cost of Sales.  Cost of sales increased by $63.6 million, or 44.0%, to $208.4 million during the thirty-nine weeks ended September 28, 2021, from $144.7 million during the comparable thirty-nine week period of 2020. This increase was primarily due to the increase in revenues, commodity cost increases and costs related to our three new restaurants opened since the thirty-nine weeks ended September 29, 2020. As a percentage of revenues, cost of sales increased to 26.2% for the current thirty-nine week period from 24.9% for the prior year comparable period. This increase was primarily due to overall menu mix and an increase in meat and seafood costs.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $61.0 million, or 26.5%, to $290.9 million during the thirty-nine weeks ended September 28, 2021 from $229.9 million during the comparable thirty-nine week period of 2020. This increase was primarily due to the increase in revenue resulting from the re-opening of our dining rooms, which were closed or restricted in operation during the same period in 2020, coupled with higher incentive compensation, higher training and overtime costs due to the full re-opening of our dining rooms, and expenses related to the three new restaurants opened since the thirty-nine weeks ended September 29, 2020, offset by our Employee Retention Tax Credit in conjunction with the CARES Act. As a percentage of revenues, labor and benefit costs decreased to 36.6% for the current thirty-nine week period from 39.5% for the prior year comparable period. This decrease was primarily due to our ability to leverage management and hourly wages over our comparable sales increases during the thirty-nine weeks ended September 28, 2021. Included in labor and benefits for the thirty-nine weeks ended September 28, 2021 and September 29, 2020 was approximately $2.2 million and $2.0 million, respectively, or 0.3% of revenues of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management employees.

Occupancy and Operating.  Occupancy and operating expenses increased by $32.8 million, or 20.0%, to $196.3 million during the thirty-nine weeks ended September 28, 2021 from $163.5 million during the comparable thirty-nine week period of 2020. This increase was primarily due to higher commissions to third-party delivery companies as a result of increased off-premise sales, higher merchant card fees and percentage rent as a result of increased revenues, increased supply costs, increased janitorial service costs, and expenses related to the three new restaurants opened since the thirty-nine weeks ended September 29, 2020. As a percentage of revenues, occupancy and operating expenses decreased to 24.7% for the current thirty-nine week period from 28.1% for the prior year comparable period. This decrease was primarily due to our ability to leverage certain fixed operating and occupancy costs over a higher revenue base.

General and Administrative.  General and administrative expenses increased by $8.3 million, or 20.0%, to $49.6 million during the thirty-nine weeks ended September 28, 2021, from $41.3 million during the comparable thirty-nine week period of 2020. This increase was primarily due to increased personnel costs, including higher incentive compensation, salaries and deferred compensation expense, and general corporate and office expenses. From mid-April 2020 until mid-September 2020, restaurant support center salaries were reduced for all employees making over $100,000, and cash retainer payments to members of our Board of Directors were similarly reduced. The increase in deferred compensation expense relates to an increase in the cash surrender value of our life insurance policies under our deferred compensation plan and is offset by higher other income included in “Other income (expense), net” on our Unaudited Consolidated Statements of Operations. Included in general and administrative costs for the thirty-nine weeks ended September 28, 2021 and September 29, 2020 was approximately $5.3 million and $4.8 million, respectively, or 0.7% and 0.8% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.2% for the current thirty-nine week period from 7.1% for the prior year comparable period. This decrease was primarily due to a higher revenue base.

Depreciation and Amortization.  Depreciation and amortization was $54.7 million during the thirty-nine weeks ended September 28, 2021, and the comparable thirty-nine week period of 2020. The increase related to the three new restaurants opened since the thirty-nine weeks ended September 29, 2020 is offset by the decrease related to the impairment and reduction of carrying value related to five restaurants in 2020 and one restaurant in 2021. As a percentage of revenues, depreciation and amortization decreased to 6.9% for the current thirty-nine week period from 9.4% for the prior year comparable period. This decrease was primarily due to a higher revenue base.

Restaurant Opening.  Restaurant opening expense increased by $0.4 million, or 48.8%, to $1.2 million during the thirty-nine weeks ended September 28, 2021compared to $0.8 million during the comparable thirty-nine week period of 2020. This increase was primarily due to the timing of our restaurant openings during the period. We opened two new restaurants and re-opened one restaurant, which was temporarily closed due to the COVID-19 pandemic, during the thirty-nine weeks ended September 28, 2021, compared to one restaurant opened during the thirty-nine weeks ended September 29, 2020.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $3.2 million during the thirty-nine weeks ended September 28, 2021, and $14.5 million during the comparable thirty-nine week period of 2020. For the thirty-nine weeks ended September 28, 2021 these costs were primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to one of our restaurants, coupled with the disposals of assets in conjunction with initiatives to keep our restaurants up to date and the disposal of certain unproductive restaurant assets. For the comparable thirty-nine week period of 2020, these costs primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to five of our restaurants, coupled with a charge to reserve for beer spoilage due to the sudden decrease in draft beer sales as a result of the COVID-19 pandemic and routine asset disposals.

Gain on Lease Transactions, net.  Gain on lease transactions, net, of $1.9 million during the thirty-nine weeks ended September 29, 2020, related to a sale-leaseback transaction.

Interest Expense, Net.  Interest expense, net, decreased by $1.0 million to $4.0 million during the thirty-nine weeks ended September 28, 2021 compared to $5.1 million during the comparable thirty-nine week period of 2020. This decrease was primarily due to a lower average debt balance during the thirty-nine weeks ended September 28, 2021, compared to the comparable thirty-nine week period of 2020.

Gain from Legal Settlements.  Gain from legal settlements of $2.3 million during the thirty-nine weeks ended September 29, 2020, related to a settlement with credit card providers pertaining to interchange fees and a settlement related to a maintenance agreement to repair our handheld tablets.

Other Income, Net.  Other income, net, increased by $0.2 million to $0.8 million of income during the thirty-nine weeks ended September 28, 2021, compared to $0.6 million of expense during the comparable thirty-nine week period of 2020. This increase was primarily due to the increase in the cash surrender value of certain life insurance policies under our deferred compensation plan. This increase offsets the related deferred compensation expense impact included in “General and administrative” expenses on our Unaudited Consolidated Statements of Operations.

Income Tax Benefit.  Our effective income tax rate for the thirty-nine weeks ended September 28, 2021 reflected a 108.9% tax benefit rate compared to a 41.7% tax benefit rate for the comparable thirty-nine week period of 2020. The effective tax rate benefit for the thirty-nine weeks ended September 28, 2021 was different than the statutory tax rate primarily due to FICA tax tip credits, excess tax deductions realized for stock-based compensation and the employee retention credit. The prior year effective tax rate benefit was different than the statutory rate primarily due to FICA tax tip credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	September 28, 2021	December 29, 2020
Cash and cash equivalents	$59,815	$51,664
Net working capital	$(72,909)	$(82,609)
Current ratio	0.6:1.0	0.5:1.0

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

We are taking what we believe to be necessary and appropriate measures to control costs and maximize liquidity. Our $70 million (before commission and other fees) private placement of common stock completed in May 2020 and our $30 million sale (before commission and other fees) of common stock through our ATM offering program, completed in January 2021, have strengthened our financial position. As of September 28, 2021, we have approximately $59.8 million of cash on our balance sheet, with an additional $124.4 million of borrowings available under our Credit Facility. See Note 4 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for further information on our Credit Facility. Based on the current level of operations, we believe that our current cash and cash equivalents will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirty-Nine Weeks Ended
	September 28, 2021	September 29, 2020
Net cash provided by operating activities	$46,242	$36,222
Net cash used in investing activities	(25,145)	(28,175)
Net cash (used in) provided by financing activities	(12,946)	34,483
Net increase in cash and cash equivalents	$8,151	$42,530

Operating Cash Flows

Net cash provided by operating activities was $46.2 million during the thirty-nine weeks ended September 28, 2021, representing a $10.0 million increase from the $36.2 million provided by during the thirty-nine weeks ended September 29, 2020. The increase over the prior year is primarily due to higher net income during the thirty-nine weeks ended September 28, 2021, offset by higher operating lease obligation payments as a result of prior year rent deferrals, the timing of accounts and other receivables collections and accounts payable payments.

Investing Cash Flows

Net cash used in investing activities was $25.1 million during the thirty-nine weeks ended September 28, 2021, representing a $3.0 million decrease from the $28.2 million used during the thirty-nine weeks ended September 29, 2020. The decrease over prior year is primarily due to the timing of restaurant openings, coupled with the suspension of nonessential capital expenditures due to the COVID-19 pandemic.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Thirty-Nine Weeks Ended
	September 28, 2021	September 29, 2020
New restaurants	$11,706	$15,825
Restaurant maintenance and key productivity initiatives	11,871	14,021
Restaurant and corporate systems	1,589	2,139
Total capital expenditures	$25,166	$31,985

As of November 1, 2021, we have opened two new restaurants during fiscal 2021 as well as re-opening our Richmond, Virginia restaurant. Our Richmond restaurant was our only location that remained closed due to the COVID-19 pandemic. We currently plan to open at least eight restaurants in fiscal 2022, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2022 new restaurant locations. Our new restaurant unit economics continue to warrant an appropriate allocation of our available capital, and we will continue to balance new restaurant growth with quality and hospitality.

Financing Cash Flows

Net cash used in financing activities was $12.9 million during the thirty-nine weeks ended September 28, 2021, representing a $47.4 million decrease from the $34.5 million provided during the thirty-nine weeks ended September 29, 2020. This decrease was primarily due to Line of Credit payments and lower proceeds from the issuance of common stock during the thirty-nine weeks ended September 28, 2021.

See Note 4 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for further information on our Credit Facility. At the onset of the pandemic in 2020, we took the necessary steps to maximize our liquidity by drawing down on our Line of Credit and selling $70 million of our common stock. Additionally, in January 2021, we completed the sale of an aggregate of 703,399 shares of common stock for proceeds of $30 million (before commission and other fees) through an ATM offering program. See Note 10 of Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for further information on our ATM offering. We believe that we have sufficient liquidity for the next twelve months as a result of the actions we undertook, the improving operating environment and our current capital position.  However, given the events of the COVID-19 pandemic as well as the post pandemic recovery, we will continue to monitor and evaluate all financing alternatives as these unprecedented events evolve.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 28, 2021, we are not involved in any off-balance sheet arrangements.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2020. During the thirty-nine weeks ended September 28, 2021, there were no significant changes in our critical accounting policies.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $71.8 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, which is currently suspended, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.5 million annual impact on our net (loss) income.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2021, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Due to the COVID-19 pandemic, our share repurchase program is currently suspended until it is in the best interest of the Company and its shareholders to resume and is permitted by our Credit Facility, which restricts our ability to pay dividends or conduct stock repurchases. As of September 28, 2021, we have cumulatively repurchased shares valued at approximately $475.6 million in accordance with our approved share repurchase plan. We did not repurchase shares during the thirty-nine weeks ended September 28, 2021. As of September 28, 2021, we have approximately $24.4 million available under our share repurchase plan.

The following table sets forth information with respect to the repurchase of common shares during the thirty-nine weeks ended September 28, 2021:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/30/20 – 01/26/21	—	$—	—	$—	$24,438,776
01/27/21 – 02/23/21	—	$—	—	$—	$24,438,776
02/24/21 – 03/30/21	—	$—	—	$—	$24,438,776
03/31/21 – 04/27/21	—	$—	—	$—	$24,438,776
04/28/21 – 05/25/21	—	$—	—	$—	$24,438,776
05/26/21 – 06/29/21	—	$—	—	$—	$24,438,776
06/30/21 – 07/27/21	—	$—	—	$—	$24,438,776
07/28/21 – 08/24/21	—	$—	—	$—	$24,438,776
08/25/21 – 09/28/21	—	$—	—	$—	$24,438,776
Total	—	$—	—

(1)	Period information is presented in accordance with our fiscal months during fiscal 2021.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 14, 2020.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

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

BJ’S RESTAURANTS, INC.
(Registrant)

November 1, 2021	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ THOMAS A. HOUDEK
Thomas A. Houdek
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)