Form 10-K
period 2021-12-28
BJs RESTAURANTS INC
filed 2022-02-25
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2021

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

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, June 29, 2021, was $1,077,215,305, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 22, 2022, 23,412,159 shares of the common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2022.

Auditor Name: KPMG LLPAuditor Location: Los Angeles, CaliforniaAuditor Firm ID: 185

BJ’S RESTAURANTS, INC.

PART I

Unless the context indicates otherwise, when we use the words “BJ’s,” “the Company,” “we,” “us” or “our” in this Form 10-K, we are referring to BJ’s Restaurants, Inc., a California corporation, and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

Information and statements contained in this Form 10-K, in our other filings with the Securities and Exchange Commission (“SEC”), or in our written and verbal communications that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions that convey uncertainty about future events or outcomes in this Form 10-K are intended to identify “forward-looking” statements. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.

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

FISCAL PERIODS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended December 28, 2021, December 29, 2020, and December 31, 2019, are referred to as fiscal years 2021, 2020, and 2019, respectively. Our fiscal years consist of 52 or 53 weeks and end on the Tuesday closest to December 31. All fiscal years presented in this Form 10-K consisted of 52 weeks, and all quarters consisted of 13 weeks.

ITEM 1. BUSINESS

INTRODUCTION

BJ’s Restaurants is a national casual dining chain that, as of February 24, 2022, owns and operates 211 restaurants located in 29 states, excluding one restaurant that was closed subsequent to year-end.

The first BJ’s restaurant, which opened in 1978 in Orange County, California, was a small sit-down pizzeria that featured Chicago style deep-dish pizza with a unique California twist. Our goal then and still today is to be a leading, varied menu casual dining restaurant brand that focuses on delivering high quality menu options at a compelling value, a dining experience that exceeds our customers’ (referred to as “guests”) expectations for service, hospitality and enjoyment, and an atmosphere that is always welcoming and approachable.

In 1996, we introduced our own proprietary craft beers and expanded the BJ’s concept from its beginnings as a small pizzeria to a full-service, high-energy casual dining restaurant when we opened our first large format restaurant with our own internal brewing operations in Brea, California. Today our restaurants feature a broad menu with over 100 menu items designed to offer something for everyone including: slow roasted entrees such as prime rib, EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon, our original signature deep-dish pizza, the world-famous Pizookie® dessert, and our award-winning BJ’s proprietary craft beers. Our craft beer is produced at several of our restaurants, our Temple, Texas brewpub locations and by independent third-party brewers using our proprietary recipes.

Our Internet address is http://www.bjsrestaurants.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available, free of charge, by visiting the “Investor Relations” section of our website. These reports are posted as soon as practical after they are electronically filed with the SEC. We caution that the information on our website is not part of this or any other reports we file with, or furnish to, the SEC.

BUSINESS STRATEGY

We compete in the casual dining segment of the restaurant industry, which is a large, highly fragmented segment with estimated annual sales in the $100+ billion range. We believe that the BJ’s restaurant concept offers consumers a higher quality, more contemporary and approachable “casual plus,” “premium casual,” or “polished casual” dining experience than many of the more mature, “mass–market” casual dining concepts. Our primary business objective is to increase our market share in the casual dining restaurant industry by consistently delivering on our “Gold Standard of Operational Excellence” promise to our guests while continuing our national restaurant expansion program. Our Gold Standard of Operational Excellence is our genuine commitment to take pride in passionately connecting with every guest on every visit, through flawless and relentless execution of every detail, during every shift – to create and keep fanatical fans of BJ’s. We believe that by delivering upon this commitment to our guests, we create the best opportunity to generate significant repeat business and capture additional market share.

While our core strategy has remained consistent, we are always striving to evolve and enhance our guests’ experience. In 2021, we embarked on a more in-depth consumer research initiative to discover and better understand why our guests love BJ’s. We have taken what we learned and applied it to initiatives that will evolve our key areas and concept. Our Gold Standard of Operational Excellence is focused on the following key areas that help to differentiate BJ’s from other casual dining restaurants:

•

High-Energy Atmosphere and Facilities – We believe that one of our greatest competitive differentiators is the design, ambiance and energy of our restaurants, which feature a signature bar statement, making them a destination for our guests to spend quality time with friends and family. As part of our competitive positioning as a polished casual dining concept, our restaurants have finishes consistent with upscale casual dining concepts, including high ceilings and a signature bar statement with large flat screen televisions which can be viewed from any seat and provide the comfort of a restaurant in a bar. Additionally, we use a variety of higher quality guest touchpoints, including distinctive glassware, to fit the beer or beverage style and linen napkins not generally found in “mass-market” casual dining.

•

Broad and Distinctive Menu – Over the years, we have expanded the BJ’s concept to include menu options that meet our guests’ preferences for any dining occasion. Our menu items are created by our talented culinary team and prepared to order in our restaurants using high-quality ingredients. Our menu features a wide variety of choices, ensuring there’s something for everyone and yet we’re able to satisfy any guests request to ensure it is “made their way”. Both are important factors in our differentiation from other casual dining competitors. We evaluate our menu offerings and prices two to three times a year in addition to offering seasonal or limited time only menu items throughout the year. Building on our early pizza legacy, we offer almost 20 signature flavors of pizza and made-to-order combinations in tavern-cut and deep-dish styles. Our hand-pressed deep-dish pizza dough is double proofed – which means it rises twice – elevating its presentation and taste. We also offer slow roast large format proteins including prime rib, double bone-in pork chops and tri-tip sirloin, as well as guest favorites that include a brewhouse twist. Our menu differentiation also includes our successful EnLIGHTened Entrees® category which features “better for you” selections of lower-calorie, “super” foods, vegetarian and gluten-sensitive options.

•

Award Winning, Proprietary Craft Beer – All of our restaurants feature our award-winning, proprietary craft beers, which we believe showcase the quality and care of the ingredients we use at BJ’s. Our high-quality, craft beers further differentiate BJ’s from many other restaurant concepts and complement our broad menu. Our beers have earned over 240 medals at different beer festivals and events, including 38 medals at the Great American Beer Festival and 11 medals at the World Beer Cup. We also offer approximately 30 domestic, imported and “guest” craft beers on tap, in addition to a selection of bottled beers in our restaurants. Additionally, our restaurants offer our craft beer for take-out, where legally permitted. Our large and unique beer offerings are intended to enhance BJ’s competitive positioning as a leading beer retailer in casual dining. We are also testing our BJ’s Brewhouse Beer Club in a majority of our California restaurants. Our club is a subscription service, which features unique beers and restaurant traffic-driving perks that are only available to club members.

•

Everyday Value Proposition – We strive to offer great everyday value throughout our menu, with diverse price points and unique flavor profiles. Our menu entrées, excluding our promotional specials, generally range in price from $7.25 to $29.95. We also offer Daily Brewhouse Specials Monday through Thursday, which feature some of our iconic food and drink items at a lower price, as well as daily lunch specials and happy hour offerings, where permitted, to reinforce our everyday value proposition. Additionally, we offer a series of take-out and delivery specific Family Meals and Bundles that serve 4 to 6 guests. These packages start at $40.00 and further enhance our strong value equation. Our average per-guest check during fiscal 2021, including beverages, increased from approximately $18.00 in 2020 to approximately $19.00 in 2021, and was impacted by changes in our sales mix and higher item incidence per guest, in addition to menu price increases to help mitigate higher costs due to inflationary pressures. Where permitted by law, we also sell wine, alcoholic beverages and mixed drinks through take-out.

•

A Culture Committed to Gracious Service and Hospitality – Completely satisfying dining experiences start with engaged, knowledgeable and hospitable people. We have invested carefully to make sure we recruit, select, train and retain employees, referred to as “team members” who can take care of our guests and consistently and correctly operate our complex restaurants. In addition to hiring great team members, we continue to invest in productivity and hospitality programs to enhance our ability to consistently deliver the Gold Standard of Operational Excellence we promise our guests. These programs include a Net Promoter Scoring program that helps us evaluate several key elements of our service including pace, hospitality, value and recommend scores, as well as mystery shopper and guest loyalty programs. Our restaurant teams strive to consistently execute at a high level and to treat every guest as if they are family so guests leave smiling.

•

Technology at the Right Time – Time is a finite resource for our guests, and we believe that by being attentive to every detail, we can optimize our guests’ enjoyment when they choose to dine with us. Our handheld ordering tablets have helped to improve our pace and productivity, including reducing the time it takes to deliver the first drink or food item to our guests. The tablets have resulted in an improved guest experience and driven higher incident rates for beverages, appetizers and desserts. Additionally, our BJ’s mobile application allows our guests to use their smartphones to order ahead, add their name to our waitlist, pay at the table and manage their loyalty account, among other things. Through our contactless curbside pickup with short message service (“SMS”) text and email technology, we keep our guests informed of their menu order and allow them to notify the restaurant when they arrive. We were also one of the first in casual dining to utilize the quick response (“QR”) code and WiFi geolocation technologies for both menu browsing and mobile payment to provide a touchless experience for guests who dine at our restaurants.

•

Bringing the Brewhouse Home to Our Guests – Consumer preferences continue to evolve as e-commerce, mobile shopping and “food-on-demand” continue to gain traction and direct visitation away from traditional brick and mortar shopping locations, a trend which accelerated during the COVID-19 pandemic. To meet these new opportunities, we have invested in the off-premise sales channel by creating new off-premise menu items, expanding our catering menu, collaborating with third-party delivery partners to provide delivery service from our restaurants, and continuing to improve our take-out and curbside experience. We also have enhanced our technology for the off-premise sales channel by leveraging our self-developed mobile application, our website and other platforms to ensure our guests can more easily enjoy BJ’s menu from home or the office. This includes contactless curbside pickup with short message service (“SMS”) text and email technology to keep our guests informed of the status of their menu order and allow them to notify the restaurant when they arrive. These ongoing system and operational improvements are designed to improve the guest experience and drive traffic, off-premise check growth and increased catering orders.

HUMAN CAPITAL

As of December 28, 2021, we employed approximately 21,000 team members at our 212 restaurants. We also employed approximately 230 team members at our Restaurant Support Center in Huntington Beach, California and our field supervision positions around the country, whose primary goal is to provide gold standard support to our restaurant teams so they can focus on serving our guests. Approximately 15% of our hourly restaurant team members provide their services on a full-time basis, as defined by the Affordable Care Act. We actively work to ensure positive team member relations and a respectful workplace, frequently reinforcing the high ethical and professional standards set forth in our Code of Integrity, Ethics and Conduct which we believe should drive every decision we make. Currently, no unions or collective bargaining arrangements are in place at our Company.

Culture, Values and Inclusion, Diversity, and Equity

We recognize that our greatest asset and resource is our team members. One of the five key pillars embedded in our strategic plan is to CRAFT a People-First Hospitality Culture. Our commitment to our team is rooted in our core values set forth in BJ’s Promise Card, which our team members are asked to carry with them as they work. Our focus is on CRAFTing an engaging experience for our team members.

ConnectionRespect        Advancement          Fun         Trust

We strive to be an inclusive brand that reflects the diversity of our communities and provides equal opportunity and access for all of our team members to develop and advance within our Company. As of December 28, 2021, of our team members who indicated a racial or ethnic identity, or whose racial or ethnic identity can otherwise be determined, approximately 46% are female and approximately 57% are from under-represented racial or ethnic communities.

Our Inclusion, Diversity and Equity Alliance (IDEA), which launched in 2020, focuses on celebrating and fostering inclusion and belonging among our team members and guests, appreciating and embracing diversity, and providing opportunities for our team members to listen to and learn from each other. IDEA Listening Circles give our team members the opportunity to share their personal stories and provide feedback to the Company on how we can drive intentional, meaningful change to improve our team member experience for all, recognizing that we all grow in understanding and empathy when we listen to voices and stories which are different than our own.

In addition, IDEA hosts periodic gatherings and has curated a resource center and an internal intranet page for team members designed to support education and awareness and to celebrate our differences.

Our Women’s Career Advancement Network (WeCAN), which launched in 2011, focuses on developing, retaining and advancing women leaders. WeCAN hosts quarterly educational workshops and philanthropic activities. In addition, IDEA and WeCAN, in partnership with our BJ’s Restaurants Foundation (the “Foundation”), focus on charitable giving and volunteer efforts that support diversity and inclusion, including the Equal Justice Initiative, Special Olympics, and educational charities. In 2020, we made a five-year annual pledge to contribute to organizations that support efforts to end systemic injustice – starting with a donation from our Foundation to the Equal Justice Initiative on behalf of BJ’s Restaurants’ team members. In the coming years, we envision IDEA providing support to additional team member-driven communities of interest or resource groups focused on specific diverse communities and their allies.

To win and retain our talent, we recognize we must maintain a workplace culture that encourages behaviors aligned with our values, helps our team members fulfill their career aspirations, and engages them throughout their careers. In furtherance of this goal, we invest significant resources to retain and develop our talent. Our managerial leadership training includes coursework on creating a respectful and non-discriminatory workplace, identifying and eliminating bias, and promoting fair and equitable hiring We offer a variety of career development resources to help develop, grow and enable team members to make the most of their careers at the Company, including an Emerging Leader Program to promote management readiness in our hourly team members, a Career Development Conference for managers within their first or second year with the Company, and a Leadership Development Conference to develop emerging General Managers, Managing Directors and Directors of Operations. We leverage a learning management system with numerous on-line learning resources for team member development, performance management and talent planning. We strive to ensure that advancement opportunities are transparent and equitable. To further foster engagement and retain our top talent, we utilize a platform for conferences and communications, as well as a self-service payroll and human resources platform for team member related transactions. After meeting remotely in 2020, we were able to host a 2021 General Manager Conference in a hybrid in-person and remote manner which gave our General Managers, field supervision team and select Restaurant Support Center team members the opportunity to connect and learn in person. We also continued our regularly quarterly manager calls and Restaurant Support Center meetings.

Team Member Wellbeing Initiatives

We focus on providing health and financial wellbeing offerings that attract, retain, and engage BJ’s talent. In 2015, we launched our Enlightened Living Wellbeing Program, which includes educational resources, health fairs and incentives that inspire participation in preventive care and wellbeing activities. Along with a variety of traditional benefit offerings, 401k and deferred compensation programs, and paid time off, we provide a variety of complimentary benefits and resources to support team members’ physical and mental health, including health and life assistance programs to our team members to provide counseling services, advocacy and billing support, and referrals, discounted fitness memberships, and an on-site fitness center at our Restaurant Support Center, among other services.

Our Response to COVID-19

To support the health and well-being of all of our team members during the COVID-19 pandemic, we provided the following incremental benefits in 2020, some of which continue today:

•	Paid accrued sick and vacation benefits, along with emergency COVID-19 pay, at the time of temporary layoffs in April 2020
•	A resource center for our temporarily laid-off employees which included other temporary employment opportunities and information about unemployment insurance benefits
•	Reinforced telemedicine coverage and Health Advocate services available to benefits-eligible employees
•	Implemented work from home for our Restaurant Support Center in March 2020, and a hybrid return-to-office workplace in July 2021
•	Provided personal protective equipment and safety protocols to foster a safe workplace in 2020 and reinforced safety protocols to foster a safe workplace in 2021

We continuously encourage our team members to speak up about safety matters. Our commitment to safety and culture is maintained through our open door policy and empowering our team members to utilize our anonymous Team Member Hotline, without fear of retaliation, if they have any concerns about how they or others are treated. We also have an IDEA email address for team members to use if they have any ideas to improve our culture of diversity and inclusion, and we have a “Killer Ideas” email address for team members to use to offer their innovative ideas about how to improve our business.

Community

At BJ’s, we believe it is important to give back to the communities we serve and to do more good things for more people. In fiscal 2006, we started the Foundation, a 501(c)(3) qualified non-profit charitable organization, which is principally dedicated to supporting charities benefiting children’s healthcare and education, with a primary focus on the Cystic Fibrosis Foundation (“CFF”). Our Chairman of the Board of Directors, our former Chief Executive Officer who is now a director, and four of our current executive officers currently serve on the Foundation’s eight-person Board of Directors. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which was created in 1998 and continues to be the heart of BJ’s continued financial support of CFF, to which millions of dollars have been donated throughout the years. In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training events.

We also focus on supporting our local communities by providing volunteer hours, food and other resources for many worthwhile charitable causes and events through a program called Team Action to Support Communities (“TASC Force”). The TASC Force program recognizes and supports the volunteer efforts of our restaurant team members across the country, as they donate their own free time to benefit charitable causes and community events which are important to them, while helping give back to the communities in which our restaurants do business. Our TASC Force teams have helped fulfill the wishes of special needs kids, placed flags at the graves of fallen soldiers, painted over unsightly graffiti, helped clean up beaches, parks and school grounds, hosted blood drives, worked with Special Olympics, packed meals for No Kid Hungry, painted houses for elderly citizens, supported Habitat for Humanity to re-build playgrounds, worked at food banks, participated in fundraising runs and walkathons, and delivered food to families in need.

At BJ’s, the act of compassionate giving influences every aspect of our Company’s culture. Caring about those in the communities we serve is only one aspect of this compassion. Caring for the BJ’s family of team members and loved ones is another. Our Give A Slice program was created to help our fellow co-workers and their families in their times of need and is fully funded by voluntary team member contributions. From funeral expenses for lost team members or their loved ones, to help in times of financial distress after a fire, natural disaster, theft or illness, Give A Slice helps hundreds of team members each year.

Annually our restaurants participate in a variety of philanthropic partnerships, two of which are with the Alzheimer’s Association® and No Kid Hungry®. We sponsor certain events, as well as invite our guests, team members, friends and communities to get involved and contribute.

Information About Our Executive Officers

The following table sets forth certain information concerning our executive officers and other members of the executive leadership team as of February 24, 2022:

Name	Age	Position
Gregory S. Levin	54	Chief Executive Officer, President and Director
Thomas A. Houdek	41	Senior Vice President and Chief Financial Officer
Lon F. Ledwith	64	Executive Vice President, Operations
Gregory S. Lynds	60	Executive Vice President and Chief Development Officer
Kevin E. Mayer	52	Executive Vice President and Chief Growth and Brand Officer
Kendra D. Miller	47	Executive Vice President, General Counsel and Secretary
Brian S. Krakower	51	Senior Vice President and Chief Information Officer

GREGORY S. LEVIN has served as our Chief Executive Officer, President and as a member of our Board of Directors since September 2021. He previously served as our President, Chief Financial Officer and Corporate Secretary from January 2018 until August 2021, as our Executive Vice President, Chief Financial Officer and Secretary from June 2008 to December 2017, as our Executive Vice President and Chief Financial Officer from October 2007 to May 2008, and as our Chief Financial Officer from September 2005 to September 2007. From February 2004 to August 2005, Mr. Levin served as Chief Financial Officer and Secretary of SB Restaurant Company, a privately held company that operated the Elephant Bar Restaurants. From 1996 to 2004, Mr. Levin was employed by California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, with his last position as Vice President, Chief Financial Officer and Secretary. Earlier in his career he served as an audit manager with Ernst & Young LLP.

THOMAS A. HOUDEK has served as our Senior Vice President and Chief Financial Officer since September 2021. He previously served as our Vice President of Strategy and Financial Planning and Analysis from July 2019 until August 2021. From January 2019 to June 2019, Mr. Houdek served as Director of Strategy at KFC. Prior to that, Mr. Houdek served as

Director of Strategic Planning and Marketing Analysis at Taco Bell from June 2017 to January 2019, and as Sr. Manager of Strategic Planning from June 2015 to June 2017. Mr. Houdek also served as Manager of Mergers and Acquisitions at Yum! Brands from February 2014 to June 2015. Earlier in his career he served as an investment banker with Deutsche Bank Securities and CIBC World Markets.

LON F. LEDWITH has served as our Executive Vice President of Operations since April 2015. He previously served as our Senior Vice President of Operations Talent Development from January 2010 to March 2015, as our Senior Vice President of Restaurant Operations from April 2006 to December 2009, and as our Vice President of Operations from February 2004 to March 2006. From July 1981 to November 2003, Mr. Ledwith was employed by Brinker International, Inc., where his last position was Regional Vice President of the Chili’s Grill & Bar concept.

GREGORY S. LYNDS has served as our Executive Vice President and Chief Development Officer since October 2007. He previously served as our Chief Development Office from July 2003 to October 2007. Prior to joining the Company, Mr. Lynds served as a Director of Real Estate for Darden Restaurants, Inc., the largest casual dining company in America. Prior to joining Darden, Mr. Lynds served as Vice President of Real Estate and Development for Wilshire Restaurant Group (Marie Callender’s and East Side Mario’s) and was a partner responsible for expanding the Mimi’s Café brand.

KEVIN E. MAYER has served as our Executive Vice President and Chief Growth and Brand Officer since September 2021. Mr. Mayer previously served as our Executive Vice President and Chief Marketing Officer from July 2014 until August 2021. Prior to joining the Company, Mr. Mayer was employed by Volkswagen of America, the U.S. subsidiary of the second largest global auto brand, Volkswagen AG, where he served as Vice President of Marketing from June 2012 to December 2013. From October 2010 to June 2012, Mr. Mayer was employed by General Motors and served as Director of Global Advertising and Promotions for Chevrolet. Prior to that, Mr. Mayer served as Director of Marketing Communications for Subaru of America from March 2007 to October 2010. Early in his career, Mr. Mayer served in a variety of agency and client-side leadership roles, such as at Grey Advertising.

KENDRA D. MILLER has served as our Executive Vice President, General Counsel and Secretary since September 2021. Ms. Miller previously served as our Executive Vice President, General Counsel and Assistant Secretary from January 2019 until August 2021, and as our Senior Vice President, General Counsel and Assistant Secretary from March 2011 until December 2018. From August 2008 to February 2011, Ms. Miller practiced law as a partner at the international law firm of Crowell & Moring LLP. From January 2001 to August 2008, she was employed by CDF Labor Law LLP, where she became a partner in January 2008. She began her legal career as an associate at Paul Hastings.

BRIAN S. KRAKOWER has served as our Senior Vice President and Chief Information Officer since February 2013. Prior to joining the Company, Mr. Krakower served as Chief Technology Officer for Restaurant Revolution Technologies, a restaurant order management technology solutions company. From 2007 to 2012, Mr. Krakower was employed by California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, where his last position was Vice President of Information Technology. From 2003 to 2007, Mr. Krakower served as Senior Director of Information Technology - Corporate Systems for The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants. Prior to that, Mr. Krakower was employed by House of Blues Entertainment, Inc., an operator of restaurant and music venues, concerts and media properties, where he served as Senior Director of Information Systems and Technology from 1997 to 2003.

RESTAURANT OPERATIONS

Based on internal and publicly available data and excluding the effects of the COVID-19 pandemic, we believe our restaurants, on average, generate relatively high guest traffic per square foot compared to many other casual dining concepts. We have implemented operational systems and procedures to support our goal to run our restaurants “quality fast,” particularly during peak dining periods, in order to effectively and efficiently serve every guest. The typical management team for a BJ’s restaurant consists of a General Manager, an Executive Kitchen Manager and three to five other managers depending on the sales volume of each restaurant. The General Manager is responsible for the day-to-day operations of their restaurant, including hiring, training, and development of personnel, as well as for sales and operating profit. The Executive Kitchen Manager is responsible for managing food quality and preparation, purchasing, inventories and kitchen labor costs as well as hiring, training and development of kitchen personnel.

New restaurant managers are required to successfully complete an 8-week comprehensive advanced management training program dedicated to all operational aspects of our restaurants including both restaurateuring and restaurant business-related topics. Our restaurant management training program is led by our Vice President of Operations Talent Development and is closely monitored by our field supervision team. In addition, in order to maintain our high standards, all new hourly restaurant team members participate in a formal training program and work with Team Member Instructors at each restaurant who help them master their new roles.

The General Manager of each restaurant reports to a Director of Operations or an Area Vice President, who reports to a Vice President of Operations. Our Vice Presidents of Operations report to our Senior Vice President of Operations, who is responsible for leading the day-to-day restaurant operations, including kitchen and bar operations, and restaurant facility management. Our Senior Vice President of Operations reports to our Executive Vice President of Operations, who is responsible for guiding and integrating our longer-term strategy over talent selection, talent development and new restaurant openings as well as the roll-out of key operational initiatives. Additionally, we have a kitchen operations team that oversees the food quality and safety, kitchen efficiency and consistency in our restaurants and helps educate, coach and develop our kitchen managers. Our kitchen operations team reports to our Vice President of Culinary and Kitchen Operations.

Each of our restaurants typically employs an approximate average of 110 hourly team members, many of whom work part-time. Our goal is to staff our restaurants with qualified, trained and enthusiastic team members who desire to be an integral part of BJ’s fun, premium casual atmosphere and, at the same time, have the passion, intensity, work ethic and ability to execute our concept correctly and consistently on every shift. In January 2019, we were awarded the Diamond Catalyst Award by Black Box Intelligence™, formerly TDn2K™ (Transforming Data into Knowledge) as a tribute to our superior operational and workplace results. This award honors restaurant organizations for workplace and employment excellence in the restaurant industry and for setting the standard for overall best-in-class business performance. Additionally, in January 2020, we were awarded the Best Practices Award by Black Box Intelligence™. This award honors restaurant organizations that lead the industry in workforce diversity, community involvement and sustainable practices.

Our normal restaurant hours of operations are generally from 11:00 a.m. to 12:00 a.m. Sunday through Thursday and 11:00 a.m. to 1:00 a.m. Friday and Saturday; however, due to the COVID-19 pandemic, we have been closing approximately one hour earlier than normal. Our restaurants are typically open every day of the year except for Thanksgiving and Christmas. All of our restaurants currently offer take-out and delivery services. Additionally, all of our restaurants offer a call-ahead or online wait list, on-line ordering for dine-in, guest pick-up or curbside delivery and reservations for large parties.

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

During fiscal 2021, we opened two new restaurants and we re-opened our Richmond, Virginia restaurant which was temporarily closed due to the COVID-19 pandemic. As a result, we increased our overall total restaurant operating weeks by approximately 1.3% during the year. We expect to open as many as eight new restaurants in fiscal 2022. On December 30, 2021, we closed our Pasadena, California restaurant. We are currently under contract to sell certain assets of the Pasadena restaurant to a third-party buyer and upon close of escrow, the lease agreement will be assigned to the buyer who will purchase the liquor license and certain other assets within the restaurant. We expect to close escrow in late-February once the buyer obtains the necessary permits.

We typically enter into operating leases for our locations for periods ranging from 10 to 20 years and obtain lease extension options in most instances. Our lease payment terms vary from lease to lease but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We sometimes also purchase the land underlying certain restaurant locations if it becomes available and in many cases, we subsequently enter into sale-leaseback arrangements for land parcels that we have purchased. It is not our current strategy to own a large number of land parcels that underlie our restaurants. During fiscal 2020, and as a result of the COVID-19 pandemic, we negotiated lease payment deferrals and rent concessions for the majority of our leases.

TARGETED NEW RESTAURANT ECONOMICS

Our current restaurant prototypes average approximately 7,500 square feet with seating for as many as 250 guests with a targeted gross construction cost of approximately $5.5 million to $6.5 million, some of which may be reimbursed to us by our landlords in the form of tenant improvement allowance incentives. The increase in our targeted gross construction cost, as compared to prior years, is due to the rising cost of materials as well as increases in wages. The gross cost of our restaurants may vary due to a variety of factors and could be greater or less than the targeted amounts due to geographic location, trade labor costs and commodity inflation for building materials, such as lumber, steel and copper, among many other factors. Potential restaurant locations may not have a tenant improvement allowance available, and such allowances, when available, will vary in amount. In selecting sites for our restaurants, an important objective is to earn a suitable rate of return on our investment. However, this return often cannot be meaningfully measured until our restaurants reach their mature sales and profitability levels. Maturation periods vary from restaurant to restaurant, but generally range from two to five years. We currently target an approximate blended 20% return on our net cash invested to build a new restaurant and an approximate blended 15% return on total capital invested, which includes our net cash invested and a factor for the landlord’s invested capital (based on a capitalized value of minimum rents to be paid to the landlord) for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations.

The return-on-investment targets for our restaurant operations do not include any allocation of opening costs, field supervision and corporate support expense, non-cash items such as depreciation, amortization, equity-related compensation expense, interest expense and income taxes, and do not represent a targeted return on our common stock. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. Actual results usually differ from targeted results, and such differences may be material. Assuming that sales and margins will normalize to more historic trends as we recover from the COVID-19 pandemic, we generally target our new restaurants to achieve average annual sales at maturity of $5 million to $6 million, and we generally target an average “four wall” estimated operating cash flow margin in the range of 15% to 20% at maturity, after all occupancy expenses.

It is common in the casual dining industry for many new locations to initially open with sales volumes well in excess of their sustainable run-rate levels. Given this initial “honeymoon” sales period, it may take up to five years until a new restaurant’s sales eventually settle at a more predictable and sustainable level. Additionally, all of our new restaurants usually require a year or longer after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with opening more complex casual dining restaurants.

RESTAURANT OPENING EXPENSES

Restaurant opening expenses (also referred to as “preopening” expenses) include incremental out-of-pocket costs that are directly related to the openings of new restaurants and may not be capitalized. As a result of the more complex operational nature of our “casual plus” restaurant concept compared to that of a typical casual dining chain restaurant, the preopening process for our new restaurants is more extensive, time consuming and costly. The preopening expense for one of our restaurants usually includes costs to compensate an average of six to eight restaurant management team members prior to opening; costs to recruit and train an average of 150 hourly restaurant team members; wages, travel and lodging costs for our opening training team and other support team members; costs to practice service activities; and straight-line minimum base rent during the construction and in-restaurant training period.

Our preopening expense averaged approximately $0.6 million per new restaurant in fiscal 2021, which is approximately $0.2 million higher than prior years due to increased costs from inflationary pressures, including costs of labor and commodities. We usually incur the most significant portion of preopening costs within the two-month period immediately preceding a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

BREWING OPERATIONS

Our internal brewing operations originated in 1996 with the opening of the first large format location in Brea, California, which included our first on-site brewing operation. We currently have five restaurants with brewpub operations and two stand-alone brewpubs located around the country. We also utilize qualified independent third-party brewers to produce our beer, using our proprietary recipes. Additionally, our brewing operations team analyzes each batch of BJ’s branded beer in internal laboratories and we periodically send samples to an independent laboratory for quality control testing purposes. Our brewing operations are typically staffed with a head brewer and assistant brewers, who report to a brewing director. Production planning and quality control are monitored by our corporate brewing operations department which is led by our Senior Vice President of Brewing Operations.

We currently believe a combination of internal brewing and larger-scale independent third-party brewing represents the optimal production method for our craft beers as we continue the national expansion of our restaurants. This approach allows us to get the benefits provided by brewing beer in larger batches, yet also provides us the flexibility to allow our brewing operations to focus on specialty, seasonal and research and development beers. During fiscal 2021, we internally brewed approximately 55%

of our branded craft beers, with approximately 59% of this amount brewed in our Temple, Texas brewpub locations. We also produce proprietary non-alcoholic craft sodas that are sold in our restaurants. Our craft soda flavors include root beer, ginger beer, cream, orange and black cherry soda.

MARKETING AND ADVERTISING

We believe the most effective method, over the long run, to protect and enhance our guest visit frequency is to spend time and resources on the plate and provide superior food quality, hospitality and facilities for our guests. That said, one of the key insights of our guest research in 2021 was that there are over 10 million potential guests who share many of the characteristics of our most frequent guests who have never been to a BJ’s, yet live within 10 miles of our restaurants. As a result, our external marketing is primarily focused on improving awareness and brand consideration in the markets where we operate. Our marketing spend generally takes the form of limited traditional television and connected television for those markets in which we have sufficient restaurant penetration. Additionally, we are able to leverage the information we have accumulated through data-driven paid digital, including pay-per-click, social content and streaming audio to better market our brand. We also utilize in-restaurant messaging and merchandising to promote our brand and drive our average check and also have a best-in-category loyalty program, BJ’s Premier Rewards Plus®, where our guests receive one to one communication and engagement programs to drive frequency and ambassadorship.

Our marketing related expenditures were approximately 1.4%, 1.7%, and 2.2% of revenues for fiscal 2021, 2020 and 2019, respectively. We expect our marketing expenditures in 2022 to be 1.5% to 2.0% of our revenues. However, depending on the current operating conditions for casual dining restaurants and the impact from the COVID-19 pandemic, we may decide to increase or decrease our marketing expenditures from our current expectations.

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

INFORMATION SYSTEMS AND CYBERSECURITY

We continue to focus on providing our operators with best in class, intuitive, secure technology that is tailored to our business so they can provide unsurpassed hospitality to our guests and our team members in a productive and efficient manner. Our strategy of providing and enhancing integrated systems to drive operational efficiencies enables our restaurant teams to focus on achieving restaurant operations excellence. We have implemented technology-enabled business solutions for tableside order entry, kitchen and bar system automations, labor scheduling and productivity, cost management, food preparation, table management, inventory, guest service and team member training. We also utilize a centralized accounting and human capital management system, a data center technology service with cloud based technologies, and a talent development system to provide our team members a more engaged experience, which we believe can provide a competitive advantage in the tight labor market. We will continue to develop and deploy seamless, non-invasive restaurant and support technologies that help improve our guest experience, team member effectiveness and satisfaction, financial management and cost control. New technology is thoroughly tested and validated before any company-wide rollout is implemented.

Our information is processed, transmitted, and stored in a secure environment using hardened, proven enterprise grade technologies in order to protect both our data and the physical computing assets. We guard against business interruption by maintaining a disaster recovery plan, which includes securely storing critical business information in multiple off-site data centers, testing the disaster recovery plan at a host-site facility and providing fault tolerant devices, communication services, and utilities. We perform third-party cybersecurity audits no less than annually, following the standard set by the National Institute of Standards and Technology. We also conduct third-party security reviews and testing of our network, processes and systems on a regular basis. We use internally developed proprietary software, cloud-based software as a service (SaaS) as well as purchased software, with proven, non-proprietary hardware. As a result, we have not experienced an information systems data breach to date. While we believe that our internal policies, systems and procedures for cybersecurity are thorough, the risk of a cybersecurity event cannot be eliminated.

We maintain a robust system of data protection and cybersecurity resources, technology and processes. In addition to performing an annual risk assessment and developing a mitigation plan, along with a comprehensive review and update of our cybersecurity policies and procedures, we continuously evaluate new and emerging risks and ever-changing legal and compliance requirements. We monitor risks of sensitive information compromise at our business partners where relevant and reevaluate the risks at these partners periodically. We make strategic investments to address these risks and compliance requirements to keep Company, guest and team member data secure, including maintaining a network privacy and security insurance policy. We also perform annual and ongoing cybersecurity awareness training for our management and Restaurant Support Center team members as well as specialized training for our users with privileged access. In addition, we provide annual credit card handling training following Payment Card Industry (PCI) guidelines to all team members that handle guest credit cards.

Our management believes that our current systems and practice of implementing regular updates position us well to support current needs and future growth. We use a strategic information systems multi-year planning process that involves senior management and is integrated into our overall business planning. We provide data protection and cybersecurity reports to the Audit Committee of our Board of Directors on a quarterly basis and periodically to the full Board of Directors. Information systems projects are prioritized based upon strategic, financial, regulatory, risk and other business advantage criteria.

SUPPLY CHAIN MANAGEMENT

Our supply chain department, working together with our culinary, marketing and operations teams, is responsible for the selection and procurement of all of the food ingredients, beverages, products and supplies for our restaurants and brewing operations. Specifications are mandated by the supply chain department in order to consistently maintain the highest quality ingredients and operational materials. Our goal is to obtain the highest quality menu ingredients, products and supplies from reliable sources at competitive prices. In order to maximize operating efficiencies between purchase and usage, a restaurant manager determines daily usage requirements for food ingredients, products and supplies for their restaurant and places orders with vendors approved by our supply chain department. A manager also inspects our deliveries to ensure that the items received meet our quality specifications and negotiated prices. For many of our menu ingredients, we have arranged for acceptable alternative manufacturers, vendors, growers and shippers in order to reduce risk in our supply chain. In addition to procuring food ingredients, beverages, products and supplies for our restaurants, the supply chain department also manages the procurement agreements in the areas of energy, transportation and general corporate services.

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

We use a leading foodservice distributor to deliver the majority of our food products to our restaurants. We also have an agreement with the largest nationwide foodservice distributor of fresh produce in the United States to service most of our restaurants and, where licensed, to distribute our proprietary craft beer to our restaurants. This distributor currently delivers our proprietary craft beer to approximately 40% of our restaurants.

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

Our restaurant concept is a relatively small “varied menu” casual dining competitor compared to the mature “mass market” chains, with 61 of our restaurants currently located in one state - California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major casual dining chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources.

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

We are committed to serving safe, high quality food. Our food quality and safety teams strive to ensure compliance with our food safety programs and practices, components of which include:

•	Partnering with suppliers to improve food safety processes and technology
•	Food safety training for all new team members
•	Advanced food safety training for management trainees
•	Manager food safety certifications
•	Several layers of audits and inspections:
o	Unannounced audits by an independent third-party auditing company to validate food safety and personal safety protocols
o	BJ’s internal Quality Assurance team audits
o	Operation’s team food safety audits
o	Regulatory inspections
•	Daily food safety checks based on Hazard Analysis and Critical Control Points (“HACCP”) principles
•	Tamper-resistant bag seals for all take-out orders
•	Routine disinfection of high touch points
•	Daily team member wellness checks and stay at home requirements for symptomatic team members during the COVID-19 pandemic
•	Utilization of technology to manage food safety risks

GOVERNMENT REGULATIONS

We are subject to various federal, state and local laws, rules and regulations that affect our business. Since March 2020, the COVID-19 pandemic has resulted in frequently revised state and local government regulations affecting our business, which have significantly impacted our restaurant operations and continue to do so. Regulations relating to opening and closing of restaurant dining rooms or outdoor patios, business hours, sanitation practices, to-go alcohol sales, guest spacing within dining rooms and other social distancing practices, and employment and safety-related laws involving contact tracing, exclusions and paid sick leave have materially affected the way we operate our business and serve our guests, and have adversely impacted our cost structure and resulting profitability of our restaurants.

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

Alcoholic beverage control regulations require each of our restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on and off-premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations impact numerous aspects of the daily operations of our restaurants, including the minimum age of patrons and team members, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.

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

Various federal and state labor laws, along with rules and regulations, govern our relationship with our team members, including such matters as minimum wage, overtime, tip credits, health insurance, working conditions, safety and work eligibility requirements. Significant additional governmental mandates, such as an increased minimum wage, a change in the laws governing exempt team members, an increase in paid time off or leaves of absence, mandates on health benefits and insurance or increased tax reporting and payment requirements for team members who receive gratuities, could negatively impact our restaurants’ profitability. We are also subject to the regulations of the Immigration and Customs Enforcement (“ICE”) branch of the United States Department of Homeland Security. In addition, some states in which we operate have adopted immigration employment protection laws. Even if we operate our restaurants in strict compliance with ICE and state requirements, some of our team members may not meet federal work eligibility requirements, despite our efforts and without our knowledge, which could lead to a disruption in our work force. Additionally, our suppliers may also be affected by various federal and state labor laws which could result in supply disruptions for our various goods and services or higher costs for goods and services supplied to us.

We are subject to various laws and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling. We are also subject to federal and state environmental regulations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants and brewpubs in environmentally sensitive locations may impact aspects of our operations.

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

ENVIRONMENTAL SUSTAINABILITY

We recognize that building a sustainable business is consistent with our goal of providing long-term shareholder value. In fiscal year 2021, we created a sustainability leadership team to spearhead our Environmental, Social, and Governance (“ESG”) initiatives. In partnership with others in our operations, supply chain, and finance departments, the committee is responsible for creating a multi-year strategic plan establishing ESG initiatives. The committee provides updates to the Governance and Nominating Committee of our Board of Directors on a quarterly basis.

In 2021, we published a Human and Labor Rights Policy, Environmental Stewardship Policy, Food and Personal Safety and Quality Policy, and Vendor Partner Compliance Program information. These policies confirm our focus on taking care of our people, communities, stakeholders and planet.

Climate Change and Environmental Stewardship

We are committed to reducing our impact on air, land and water across our restaurants, Restaurant Support Center and global supply chain. We recognize the impact greenhouse gas emissions have on climate change and the importance of water conservation and sustainability for our planet. We’ve made it a priority to work with our team members and vendor partners to reduce our carbon footprint and environmental impact.

We are in the process of identifying consultants to assist us in measuring our emissions and developing additional programs to reduce our overall carbon footprint.

Examples of programs we have implemented include:

•	Use of recycled products for the lids and bases of our take-out containers
•	Use of 100% recycled napkins and paper towels
•	Use of plastic bags made of 20% post-consumer resin
•	Portioning paper towels to reduce waste
•	Installation of flush-valve toilets and faucets in our newer restaurants
•	Adding electric vehicles to our fleet vehicle program
•	Use of energy-efficient HVAC equipment
•	Recycling of organics to prevent them from going into landfills at over 10% of our restaurants
•	Use of digital rather than paper new-hire onboarding and other employment-related documents across our company
•

Hybrid in-person/remote work schedule at our Restaurant Support Center to balance the importance of workplace culture and stewardship of the environment, including leveraging of video and telephone conferencing tools to reduce the need for travel to in-person meetings

For more information on our Environmental Stewardship efforts, please click on the following link. https://investors.bjsrestaurants.com/governance/governance-documents/default.aspx

INSURANCE

We maintain comprehensive insurance coverage, including, but not limited to, property, casualty, directors and officers liability and network privacy security liability, with coverage and limits we believe are currently appropriate for our operations. We retain a substantial portion of our workers’ compensation and general liability costs through self-insured retentions and large deductibles. There is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits; that we can continue to obtain and maintain such insurance at all; or that our premium costs will not rise to an extent that they will adversely affect our ability to economically obtain or maintain such insurance. As with the vast majority of businesses in the United States, we do not have insurance coverage related to business interruptions or other effects of any pandemic (and specifically COVID-19). We carry employment practices insurance, which covers claims involving matters such as harassment, discrimination, and wrongful termination; however, it excludes class and collective action wage and hour claims. A settlement or judgment against us in excess of, or outside of, our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position and business. See “Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances” in “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

TRADEMARKS AND COPYRIGHTS

We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concept. Our domestically-registered trademarks and service marks include, among others, our stylized logos displaying the name “BJ’s” for restaurant services, restaurant and bar services, on-line ordering and take-out restaurant services and the word mark “BJ’s” for restaurant and bar services, take-out and carry-out restaurant services. We have also registered with the United States Patent and Trademark Office many of our standard and seasonal beer logos and names, as well as many of our signature menu item names including “Great White” and “Sweet Pig” for our proprietary pizzas, “Pizookie” for our proprietary dessert and “Enlightened Entrees,” “Craft Matters” and “Wow, I Love This Place” for our branding. We have registered our BJ’s logo mark in a number of foreign countries. Additional domestic and foreign trademark applications are pending. We have also registered our ownership of the internet domain name “www.bjsrestaurants.com” and other internet domain names. We have in the past protected, and expect to continue to vigorously protect, our proprietary rights. We cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept and products. There may be other restaurants, retailers and/or businesses that also use our marks in some form or fashion throughout the United States and abroad. It may be difficult for us to prevent others from copying elements of our concept. Any litigation undertaken to enforce our rights will likely be costly. In addition, we may face claims of misappropriation or infringement of third parties’ trademarks, patents or other intellectual property rights. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use certain intellectual property rights or information in the future and may result in a judgment or monetary damages.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has materially disrupted and may continue to disrupt our business, operations, financial condition and results of operations.

Federal, state and local government responses to the COVID-19 pandemic have disrupted our industry and have had a material adverse effect on our business. During fiscal 2020 and 2021, state and local governments imposed a variety of restrictions on people and businesses, and public health authorities offered regular guidance on health and safety, which have caused and may continue to cause consumers to avoid or limit gatherings in public places or social interactions. The impact of any health pandemic on us might be disproportionately greater than on other casual dining concepts that have lower guest traffic and that depend less on the social gathering of people.

As of the date of this report, all of our restaurants are able to open their dining rooms and few capacity restrictions or other COVID-19 restrictions remain in place; however, it is possible that future increases in cases or further localized or widespread outbreaks of COVID-19 could require us to again reduce our capacity or suspend our in-restaurant dining operations. The COVID-19 pandemic and these responses have affected and may continue to adversely affect our guest traffic, sales and operating costs, and we cannot predict whether an increase in cases or localized or widespread outbreaks will occur and whether future government responses thereto may impact us. In addition, future increases in cases or further localized or widespread outbreaks of COVID-19 pandemic could negatively impact our suppliers, and we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted by such supply interruptions.

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

In addition to other casual dining restaurants, we face competition from an array of food-away-from-home alternatives, including fast casual restaurants, single-serve operations, quick-service restaurants and the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section, combined with the continuing pressure on consumer discretionary spending for restaurant occasions, consumers may choose less expensive alternatives to BJ’s. We may also need to evolve the BJ’s restaurant concept in order to compete with popular new restaurant formats or concepts that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so, or that any changes we make to our concept in response will be successful or not adversely affect our profitability.

Our ability to effectively compete in the restaurant industry, the successful operation of the BJ’s restaurant concept and the execution of our national expansion plan are all highly dependent upon BJ’s ability to remain relevant to consumers and being a brand they trust. We believe that we have built a favorable reputation for the quality and differentiation of our restaurant concept. Any incident that erodes consumer trust in or affinity for the BJ’s brand may significantly reduce its value. If consumers perceive or experience any reduction in our food or beverage quality, service or facility ambiance, or in any way believe we failed to deliver a consistently positive dining experience, our ability to compete and the value of the BJ’s brand may be impaired. In addition, if other restaurants are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our guest traffic levels may suffer which would adversely impact our revenues and profitability.

Negative publicity about us, our restaurants, other restaurants, or others across the food supply chain, due to food borne illness or for other reasons, whether or not accurate, may adversely affect the reputation and popularity of our restaurants and our results of operations.

The good reputation of our restaurants is a key factor to the success of our business. Incidents that occur at any of our restaurants, or at restaurants operated by other foodservice providers or generally in the food supply chain, may be damaging to the restaurant industry overall, may specifically harm our brand and reputation and may quickly result in negative publicity for us, which may adversely affect our sales and popularity with our guests. Moreover, negative publicity resulting from poor food quality, illness, injury, food tampering or other health concerns, whether related to one of our restaurants, to the restaurant industry, or to the beef, seafood, poultry or produce industries (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, hepatitis A, Avian Flu, listeria, salmonella, and other food-borne illnesses), or operating problems related to one or more of our restaurants, may adversely affect sales for all of our restaurants and make our brand and menu offerings less appealing to consumers.

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

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as COVID-19 pandemic, Avian Flu or “SARS,” and H1N1 or “swine flu,” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” If a virus is transmitted by human contact, our team members or guests may become infected, or may choose, or be advised, to avoid gathering in public places, any of which may adversely affect our restaurant guest traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

Although we follow industry standard food safety protocols and continue to enhance our food safety and quality assurance procedures, no food safety protocols can completely eliminate the risk of food-borne illness in any restaurant. To the extent that a virus or disease is food-borne, or perceived to be food-borne, any future outbreaks or the possibility of such outbreaks may adversely affect guest traffic generally or the price and availability of certain food products which would have a material adverse effect on our operations. Even if food-borne illnesses arise from conditions outside of our control, the negative publicity from any such illnesses is likely to be significant. If our restaurant guests or team members become ill from food-borne illnesses, we may be forced to temporarily close the affected restaurants.

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

Delivery from our restaurants is primarily accomplished by utilizing third-party delivery companies. These third-party delivery companies require us to pay them a commission, which adversely affects our profit margin on those sales. Off-premise sales could cannibalize dine-in sales, or our systems and procedures may not be sufficient to handle off-premise sales, which require additional investments in technology or people. To the extent that off-premise sales significantly reduce dine-in guest traffic or result in the need for additional expenditures to meet demand, our operating results will be adversely affected. In addition, if third-party delivery services cease doing business with us, or cannot make their scheduled deliveries, or do not continue their relationship with us on favorable terms, it would have a negative impact on sales or result in increased third-party delivery fees.

Any deterioration in general economic conditions which adversely affects consumer spending, our landlords or businesses neighboring our locations, may adversely affect our results of operations.

Any decrease in guest traffic or the average expenditure per guest will negatively impact our financial results, since reduced sales result in the deleveraging of the fixed and semi-fixed costs in our operations and thereby cause downward pressure on our operating profits and margins. There is also a risk that if negative economic conditions persist for a long period of time or worsen, consumers may make long-lasting changes to their discretionary purchasing behavior, including less frequent discretionary purchases on a more permanent basis.

In addition, deterioration in general economic conditions may adversely affect our landlords’ abilities to satisfy obligations to us under leases, including failures to fund or reimburse agreed-upon tenant improvement allowances. If our landlords are unable to obtain sufficient credit to continue to properly manage their retail centers, we may experience a drop in the level of quality of such centers where we operate restaurants. Our future development of new restaurants may also be adversely affected by the negative financial situation of developers and potential landlords. Any such adverse developments with respect to our landlords may adversely impact our operations.

Our restaurants are generally located in or around high traffic retail developments with nationally recognized co-tenants, which help increase overall guest traffic into those retail developments. Some of our co-tenants have ceased or may cease operations in the future or have deferred openings or fail to open in a retail development after committing to do so. These failures may lead to reduced guest traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower guest traffic at our restaurants. If these retail developments experience high vacancy rates, any resulting decrease in guest traffic may adversely affect our results of operations.

Changes in consumer buying patterns, particularly e-commerce sites and off-premise sales affect our revenues, operating results and liquidity.

Our restaurants are primarily located near high consumer activity areas such as regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. We depend in large part on a high volume of visitors to these centers to attract guests to our restaurants. E-commerce or online shopping continues to increase and negatively impact consumer traffic at traditional “brick and mortar” retail sites located in regional malls, lifestyle centers, “big box” shopping centers and entertainment centers. A decline in visitors to these centers near our restaurants may negatively affect our sales. Closures of traditional “brick and mortar” retail sites may lead to reduced guest traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower guest traffic at our restaurants.

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

There has been a significant increase in the use of social media and similar platforms. Consumers value readily available information concerning goods and services that they have or plan to purchase and may act on such information without further investigation or authentication. The dissemination of information online regarding our Company or our restaurants, together with any resulting negative publicity, may harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy.

As part of our marketing efforts, we use a variety of digital platforms including search engines, mobile, online videos and social media platforms such as Facebook®, Twitter® and Instagram® to attract and retain guests. We also test new technology platforms to improve our level of digital engagement with our guests and team members to help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement.

Our inability or failure to successfully and sufficiently raise menu prices to offset rising costs and expenses may adversely affect our results of operations.

In the past, we have experienced dramatic price increases of certain items necessary to operate our restaurants and brewing operations, including increases in the cost of food, commodities, labor, team member benefits, insurance arrangements, construction, energy and other costs. We utilize menu price increases to help offset the increased cost of commodities, minimum wage and other costs. However, there is no guarantee that our menu price increases will be accepted by our guests. If our costs increase, our operating margins and results of operations will be adversely affected if we are unable to increase our menu prices to offset such increased costs or if our increased menu prices result in less guest traffic. In addition, we cannot provide assurance that menu price increases will not deter guests from visiting our restaurants, reduce the frequency of their visits or affect their purchasing decisions.

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

Any failure to drive both short-term and long-term profitable sales growth through continued enhancements to the BJ’s restaurant concept and brand, coupled with any slippage in restaurant operational execution, may result in poor financial performance. As part of our business strategy, we intend to drive profitable sales growth by increasing sales at existing restaurants and by opening new restaurants. This strategy involves numerous risks, and we may not be able to achieve our growth objectives. If we are unable to maintain BJ’s brand relevance and restaurant operational excellence to achieve sustainable comparable restaurant sales growth, we may have to consider slowing the pace of new restaurant openings. BJ’s short-term sales growth may be impacted if we are unable to drive near-term growth in guest traffic, and long-term sales growth may be impacted if we fail to continue to evolve BJ’s to maintain its relevance, contemporary energy and overall value and appeal to the consumer. The casual dining segment has not seen any significant growth in guest traffic in several years. If this trend continues, our ability to grow guest traffic at our restaurants will depend on our ability to increase our market share within the casual dining segment.

Adverse changes in our average restaurant revenues and comparable restaurant sales may have an adverse effect on our common stock or increase the volatility of the price of our common stock.

Any inability or failure to successfully expand our restaurant operations may adversely affect our growth rate and results of operations.

A critical factor in our future success is our ability to expand our restaurant operations successfully, which will depend in large part on our ability to open new restaurants in a profitable manner. We anticipate that our new restaurants will generally take several months or even longer to reach targeted productivity levels due to the inefficiencies typically associated with new restaurants, including lack of initial market and consumer awareness, the need to hire and train sufficient management and restaurant personnel and other factors. The opening of new restaurants can also have either an expected or an unintended effect on the sales levels at existing restaurants. We cannot guarantee any restaurant we open will obtain operating results similar to those of our existing restaurants. If we are unable to open and operate new restaurants successfully, our growth rate and our results of operations will be adversely affected. Our expansion plans may also be impacted by the delay or cancellation of potential new sites by developers and landlords, which may become more common as a result of economic deterioration or tightening credit markets.

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

Any inability to open new restaurants on schedule in accordance with our targeted capacity growth or problems associated with securing suitable restaurant locations, leases and licenses, recruiting and training qualified managers and hourly team members and other factors, some of which are beyond our control and difficult to forecast accurately may adversely affect our operations.

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

Additionally, when unemployment levels are low or labor markets are otherwise challenged, it is difficult and more expensive for us to fully staff our restaurants. While we do our best to avoid business interruptions in our operating restaurants, as well as delays in opening our new restaurants, there is no guarantee or assurance that we can avoid this in the future.

Any adverse changes in the supply or cost of food, brewing, energy and other expenses may adversely affect our operating results.

Our profitability depends, in part, on our ability to anticipate and effectively react to changes in food, labor, utilities and supply costs. Our supply chain department negotiates prices for all of our ingredients and supplies through contracts (with terms of one month up to one year, or longer in a few cases), spot market purchases or commodity pricing formulas. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, including stricter health regulations and guidelines as well as increased public concern over food safety standards and local and state governmental requirements could materially harm our business and may also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs or safety incidents by adjusting our purchasing practices. A failure to do so may adversely affect our operating results or cash flows from operations. We also have a single or a limited number of suppliers for certain of our commodity and supply items. Accordingly, supply chain risk may increase our costs and limit the availability of some products that are critical to our restaurant and brewing operations.

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

We and our major independent third-party brewing partners purchase a substantial portion of brewing raw materials and products, primarily malt and hops, from a limited number of domestic and foreign suppliers. We purchase a majority of our malts from a single supplier with multiple sources of malts. We generally enter into one-year purchase commitments with our malt and hops suppliers, based on the projected future volumes and brewing needs. We are exposed to the quality of the barley crop each year, and significant failure of a crop may adversely affect our beer costs. The quality and availability of the hops may be materially adversely affected by factors such as adverse weather and changes in currency exchange rates, resulting in increased prices. Hops and malt are agricultural products and, therefore, many outside factors, including weather conditions, farmers rotating out of hops or barley to other crops, government regulations and legislation affecting agriculture, may affect both price and supply.

We may be subject to increased labor costs resulting from wage pressure, higher turnover and changes in government regulations, any of which could adversely affect our results of operations.

Our restaurant operations are subject to federal, state and local laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal, state and local minimum wage rates increase, we may need to increase not only the wages of our minimum wage team members, but also the wages paid to team members at wage rates that are above minimum wage. Over the last several years, low unemployment, new restaurant growth, competition and state minimum wage increases have resulted in unprecedented wage pressure in the restaurant industry for managers and hourly team members. Labor shortages, increased team member turnover and health care and other benefit mandates have increased and could continue to increase our labor costs. The increased operating costs from wage increases could adversely affect our results of operations, especially if we are to effectively implement price increases to offset such additional costs.

Any inability or failure of distributors or suppliers to provide food and beverages to us in a timely fashion may adversely affect our reputation, guest patronage, revenues and results of operations.

If our distributors, suppliers and independent third-party brewers cease doing business with us, or cannot make a scheduled delivery to us, or are unable to obtain credit in a tightened credit market or experience other issues, we may experience short-term product supply shortages in some or all of our restaurants and may be required to purchase food, beer and beverage products from alternate suppliers at higher prices. We may also be forced to temporarily remove popular items from the menu offering of our restaurants. If alternative suppliers cannot meet our current product specifications, the consistency and quality of our food and beverage offerings, and thus our reputation, guest patronage, revenues and results of operations, may be adversely affected.

Any inability of us to secure or maintain third-party beer distribution arrangements may adversely affect our operating results.

Pursuant to various laws and regulations, the majority of our proprietary craft beer must be distributed to our restaurants through independent wholesale beer distributors, whether we produce the beer or it is produced by independent third-party brewers. Although we currently have arrangements with a sufficient number of beer distributors in all markets where we operate restaurants, our continued national expansion will require us to enter into agreements with additional beer distributors. No assurance can be given that we will be able to maintain or secure additional beer distributors on terms favorable to us. Changes in control or ownership of the participants in our current beer distribution network may lead to less willingness on the part of certain distributors to carry our proprietary craft beer. Our beer distribution agreements are generally terminable by the distributor on short notice. Our ability to maintain our existing beer distribution agreements may also be adversely affected by the fact that many of our distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If our existing beer distribution agreements are terminated, we may not be able to enter into new distribution agreements on substantially similar terms or it may take some time to enter into a replacement agreement, which may result in an increase in the delivered cost of beer to our restaurants.

Any inability of our internal or independent third-party brewers to timely supply our beer may adversely affect our operating results.

If the independent third-party brewers cease doing business with us, or cannot make a scheduled delivery to us because of a supply chain or production disruption or other issues, or if we cannot otherwise satisfy our internal brewing requirements, we may experience short-term supply shortages in some or all of our restaurants which may result in a loss of revenue. Potential disruptions include labor issues, governmental and regulatory actions, quality issues, contractual disputes, machinery failures or operational shut downs. Additionally, if these independent third-party brewers cease doing business with us, we may be required to purchase or brew our own beer at higher costs to us, or we may not be able to sell our proprietary craft beer at all, until we are able to secure an alternative supply source. If the independent third-party brewers fail to adhere to our proprietary recipe and brewing specifications, the consistency and quality of beer offerings, and thus our reputation, guest patronage, revenues and results of operations, may be adversely affected. Additionally, financial stability of those brewing operations where we currently contract for our proprietary craft beer production, as well as their ability or willingness to continue to meet our beer production requirements, continues to be a significant risk in our business model. Accordingly, there can be no guarantees that our proprietary brewing requirements will continue to be met in the future.

From time to time, we or the independent third-party brewers and manufacturers may also experience shortages of kegs necessary to distribute our craft beer. We distribute our craft beer in kegs that are currently owned by us; however, in the past we have also leased them from third-party vendors and we are responsible for providing kegs to the independent third-party brewers that produce our proprietary craft beer.

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

In addition, there has been increasing focus by the United States and overseas governmental authorities and investors on other environmental matters, such as climate change, which may increase the frequency and severity of weather-related events and conditions, such as drought and forest fires. This increased focus on climate change and efforts to reduce greenhouse gas emissions, waste, and water consumption may lead to new initiatives directed at regulating a yet to be specified array of environmental matters. Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, transportation and utilities, which could affect our results of operations and necessitate future investments in facilities and equipment.

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

Our corporate office is located in California and a significant number of our restaurants are located in California, Texas and Florida which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions are more prevalent in those states.

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

Risks Related to Data Security and Technology

We rely heavily upon information technology and related data security systems, including credit card processing and our loyalty and team member engagement programs, and any failure or interruption of these systems, including those operated by third parties, may adversely affect our ability to efficiently operate our business.

We rely heavily on electronic information systems in all aspects of our operations, including (but not limited to) point-of-sale transaction processing in our restaurants; credit card processing; efficient operation of our restaurant kitchens; management of our inventories and overall supply chain; collection of cash; payment of payroll and other obligations; and, various other processes and procedures including our guest loyalty and team member engagement programs. Our ability to efficiently manage our business depends significantly on the reliability and capacity of our in-house information systems and those technology services and systems that we contract for from third parties. Although we and our third-party providers have operational safeguards in place, these safeguards may not be effective in preventing the failure of any of our or third-party systems or platforms to operate effectively and be available. Our electronic information systems, including our back-up systems, and those of our third-party providers, are subject to damage or interruption from power outages, cyber-attacks, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our team members. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption. If any of the critical IT systems on which we rely were to become unreliable, unavailable, compromised or otherwise fail, and we were unable to recover in a timely manner, we could experience an interruption in our operations that could have a material adverse impact on our results of operations and our reputation as a brand or as an employer.

Our business may be adversely affected by cybersecurity incidents which result in unauthorized access, theft, modification or destruction of confidential information that is stored in our systems or by third parties on our behalf, including confidential business, team member, or guest data.

Cybersecurity incidents or other unauthorized access to systems may result in disruption to our operations, corruption or theft of critical data, confidential information or intellectual property. As reliance on technology continues to grow and more business activities have shifted online, the risk associated with any cybersecurity incidents have grown. While we, and our third-party vendors, have implemented security systems and infrastructure to prevent, detect, and/or mitigate the risk of unauthorized access to technology systems or platforms, there can be no assurance that these measures will be effective. Any cybersecurity or similar incident involving confidential information of our business, guests or team members could result in negative publicity, damage to our reputation, a loss of revenues, disruption of our business, litigation and regulatory actions. Significant capital investments might be required to remediate any problems, infringements, misappropriations or other third-party claims.

Risk Related to Regulations and Legal Proceedings

Federal, state and local beer, liquor and food service regulations and any violations thereof may adversely affect our revenues and results of operations.

We are required to operate in compliance with federal laws and regulations relating to alcoholic beverages administered by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of Treasury, as well as the laws and licensing requirements for alcoholic beverages of states and municipalities where our restaurants are or will be located. In addition, each restaurant must obtain a food service license from local authorities. Failure to comply with federal, state or local regulations may cause our licenses to be revoked and force us to cease the brewing or sale of alcoholic beverages, or both, or the serving of food at our restaurants. Additionally, state liquor laws may prevent or impede the expansion of our restaurants into certain markets. The liquor laws of certain states prevent us from selling the beer brewed at our restaurants. Any difficulties, delays or failures in obtaining such licenses, permits or approvals may delay or prevent the opening of a restaurant in a particular area or increase the costs associated therewith. If we are unable to obtain or maintain our existing licenses, our guest patronage, revenues and results of operations may be adversely affected. Or, if we choose to open a restaurant in those states where the number of available licenses is limited, the cost of a new license may be significant.

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

Cybersecurity breaches also could result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. In addition, the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in 2020, provides a private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties and request deletion of personal information (subject to certain exceptions). Compliance with the CCPA and other current and future privacy, cybersecurity and related laws may be involve significant costs. If we fail to properly respond to security breaches of our or third-party’s information technology systems or fail to properly respond to consumer requests under the CCPA or any similar laws adopted in other states, our reputation and results of operations may be adversely affected.

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

•

employment practices and working conditions, including, among others, minimum wage and other wage and benefit requirements, overtime pay, meal and rest breaks, predictive scheduling, paid leave requirements, work eligibility requirements, team member classification as exempt/non-exempt for overtime and other purposes, immigration status, workplace safety, discrimination, and harassment;

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

Our business is subject to the risk of litigation by team members, guests, suppliers, shareholders, government agencies or others through private actions, class or collective actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; violation of “dram-shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third-party); trademark or patent infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that may decrease guest acceptance of our brands, regardless of whether the allegations are valid or we ultimately are found liable. Litigation may impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, may adversely affect team member acquisition and retention. Also, some employment related claims in the area of wage and hour disputes are not insurable risks. We also are subject to claims and disputes from landlords under our leases, which may lead to litigation or a threatened or actual lease termination. Litigation of any nature may be expensive to defend, may adversely affect our reputation and the reputation of our restaurants, and may divert money and management’s attention from our operations and adversely affect our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of February 24, 2022, we owned and operated a total of 211 restaurants located in the following 29 states:

Number of Restaurants
Alabama	2
Arizona	6
Arkansas	2
California	61
Colorado	6
Connecticut	1
Florida	22
Indiana	7
Kansas	1
Kentucky	3
Louisiana	3
Maryland	6
Massachusetts	1
Michigan	4
Nevada	5
New Jersey	2
New Mexico	2
New York	3
North Carolina	2
Ohio	14
Oklahoma	4
Oregon	3
Pennsylvania	4
Rhode Island	1
South Carolina	1
Tennessee	1
Texas	34
Virginia	6
Washington	4
211

All of our 211 existing restaurants are located on leased properties, and the average interior square footage is approximately 8,100 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit.

We own the underlying land for one of our restaurants that we expect to open in fiscal 2022 and our Texas brewpub locations. We also own two parcels of land adjacent to two of our operating restaurants. There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rent) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our Restaurant Support Center is located in an approximate 56,000 square foot leased space in Huntington Beach, California. Our Restaurant Support Center lease expires August 31, 2024.

ITEM 3. LEGAL PROCEEDINGS

See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a summary of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on The NASDAQ Global Select Market under the symbol “BJRI.” As of February 24, 2022, we had approximately 140 shareholders of record. As many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

STOCK-PERFORMANCE GRAPH

The Company has elected to use the S&P 600 Restaurant Group index as its peer group for fiscal 2021. The following chart compares the five-year cumulative total stock performance of our common stock, the S&P 600 Restaurant Group index and the S&P 500 index. The graph assumes that $100 was invested on December 31, 2016, in our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

CALCULATION OF AGGREGATE MARKET VALUE OF NON-AFFILIATE SHARES

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater shareholders. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over our Company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and

5% or greater shareholders are, in fact, affiliates of our Company, or that there are no other persons who may be deemed to be affiliates of our Company. Further information concerning shareholdings of our officers, directors and principal shareholders, as well as information regarding our stock-based compensation plans, is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

STOCK-BASED COMPENSATION PLAN INFORMATION

We have a shareholder approved stock-based compensation plan, the Equity Incentive Plan (as amended from time to time, “the Plan”), under which we may issue shares of our common stock to team members, officers, directors and consultants. Under the Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards as of December 28, 2021 (share numbers in thousands):

	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans
Stock-based compensation plans approved by shareholders	1,506	$41.77	2,222
Stock-based compensation plans not approved by shareholders	—	—	—
Total	1,506		2,222

DIVIDEND POLICY AND STOCK REPURCHASES

We began paying quarterly cash dividends in the fourth quarter of fiscal 2017; however, due to the COVID-19 pandemic, the Company’s Board of Directors suspended quarterly cash dividends in fiscal 2020. Cash dividends will remain suspended until it is determined that resumption of dividend payments is in the best interest of the Company and its shareholders.

Also due to the COVID-19 pandemic, our share repurchase program is currently suspended until it is in the best interest of the Company and its shareholders to resume. As of December 28, 2021, we have cumulatively repurchased shares valued at approximately $475.6 million in accordance with our approved share repurchase plan. We did not repurchase shares during fiscal 2021. As of December 28, 2021, we have approximately $24.4 million available under our share repurchase plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance, the MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data of our Annual Report. Our MD&A consists of the following sections:

•	Overview - a brief description of our business, financial highlights for 2021, key performance indicators, known and anticipated trends, and a COVID-19 pandemic update
•	Results of Operations - an analysis of our Consolidated Statements of Operations for fiscal year 2021 compared to fiscal year 2020
•

Liquidity and Capital Resources - an analysis of cash flows, including capital expenditures, share issuance and repurchase activity, dividends, contractual obligations and commitments, and known trends that may impact liquidity

•	Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical judgments and estimates, including new accounting standards

OVERVIEW

As of February 24, 2022, we owned and operated 211 restaurants located in 29 states as described in Item 2 - Properties - “Restaurant Locations” in this Form 10-K. Our restaurants are typically open every day of the year except for Thanksgiving and Christmas. All of our restaurants currently offer take-out and delivery services. Additionally, all of our restaurants offer a call-ahead or online wait list, on-line ordering for dine-in, guest pick-up or curbside delivery and reservations for large parties.

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

Financial Highlights for Fiscal 2021

While fiscal 2021 was a challenging year, we met these challenges with sales building initiatives, raising $30 million (before commissions and other fees) from the sale of our common stock through an at-the-market (“ATM”) offering program, amending our credit agreement, opening new restaurants and investing back into our existing restaurants. Notable 2021 financial highlights compared to fiscal 2020 include:

•	Total revenues increased 39.6% to $1.1 billion
•	Total restaurant operating weeks increased 1.3%
•	Comparable restaurant sales increased 38.3%
•	Net loss of $3.6 million compared to net loss of $57.9 million
•	Diluted net loss per share of $0.16 compared to net loss per share of $2.74

Key Performance Indicators and Non-GAAP Financial Measures

Key measures that we use in evaluating our restaurants and assessing our business include the following:

Comparable Restaurant Sales. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures. Comparable restaurant sales increased 38.3% for fiscal 2021 with much of this improvement being due to lower sales in 2020 resulting from effects of the COVID-19 pandemic.

Restaurant Level Operating Margin. This non-GAAP financial measure is equal to the revenues generated by our restaurants, less their direct operating costs which consist of cost of sales, labor and benefits, and occupancy and operating costs. This performance measure primarily includes the costs that restaurant level managers can directly control and excludes other operating costs that are essential to conduct the Company’s business. We use restaurant level operating margin as a supplemental measure of restaurant performance and believe restaurant level operating margin is useful to investors in that it highlights trends in our core business that may not otherwise be apparent to investors when relying solely on GAAP financial measures. Because other companies may calculate restaurant level operating margin differently than we do, our restaurant level operating margin calculation may not be comparable to similarly titled measures reported by other companies. A reconciliation of (loss) income from operations to restaurant level operating margin for fiscal 2021, 2020 and 2019 is set forth below:

	Fiscal Year
	2021		2020		2019
(Loss) income from operations	$(16,507)	(1.5)%	$(86,431)	(11.1)%	$49,119	4.2%
General and administrative	67,957	6.3	54,663	7.0	62,540	5.4
Depreciation and amortization	72,753	6.7	73,124	9.4	72,006	6.2
Restaurant opening	1,483	0.1	1,201	0.2	2,892	0.2
Loss on disposal and impairment of assets	3,946	0.4	17,141	2.2	3,862	0.3
Gain on lease transactions, net	—	—	(3,278)	(0.4)	(4,731)	(0.4)
Restaurant level operating margin	$129,632	11.9%	$56,420	7.2%	$185,688	16.0%

Adjusted EBITDA. This non-GAAP financial measure represents the sum of net (loss) income adjusted for expenses and gains/losses from interest expense, income taxes, depreciation and amortization, stock-based compensation expense, other income, loss on disposal and impairment of assets, and certain legal settlements and lease transactions. We use Adjusted EBITDA as a supplemental measure of our operating performance and believe this measure is useful to investors in that it highlights cash flow and trends in our business operations that may not otherwise be apparent to investors when relying solely on GAAP financial measures. Because other companies may calculate this measure differently than we do, our Adjusted EBITDA calculation may not be comparable to similarly titled measures reported by other companies. A reconciliation of net

(loss) income to adjusted EBITDA for fiscal 2021, 2020 and 2019 is set forth below:

	Fiscal Year
	2021		2020		2019
Net (loss) income	$(3,606)	(0.3)%	$(57,885)	(7.4)%	$45,238	3.9%
Interest expense, net	5,002	0.5	7,078	0.9	4,613	0.4
Income tax (benefit) expense	(15,576)	(1.4)	(32,065)	(4.1)	1,056	0.1
Depreciation and amortization	72,753	6.7	73,124	9.4	72,006	6.2
Stock-based compensation expense	10,331	1.0	9,791	1.3	8,918	0.8
Other income, net	(2,327)	(0.2)	(1,275)	(0.2)	(1,788)	(0.2)
Loss on disposal and impairment of assets	3,946	0.4	17,141	2.2	3,862	0.3
Gain from legal settlements	—	—	(2,284)	(0.3)	—	—
Gain on lease transactions, net	—	—	(3,278)	(0.4)	(4,731)	(0.4)
Adjusted EBITDA	$70,523	6.5%	$10,347	1.3%	$129,174	11.1%

Weekly Sales Average. We calculate each restaurant’s average weekly revenue to understand and manage the business trends and expectations. Our weekly sales average was approximately $99,000, $72,000 and $109,000 for fiscal 2021, 2020 and 2019, respectively.

Known or Anticipated Trends

Sales Growth. While most of our established restaurants operate close to full capacity during peak demand periods, we will continue to focus on ways to build sales, positively impact guest traffic and grow average check and weekly sales averages. In 2021 we conducted an in-depth consumer research project to discover and better understand our guest preferences. Utilizing the insights from this research, we have launched a series of sales building initiatives to create more guest loyalty, increase the frequency of guest visits, further build our off-premise sales channel, better optimize our menu sales mix and develop other incremental opportunities to allow guests to utilize BJ’s. We believe that all of these efforts combined with new restaurant openings offer significant growth opportunities and upside for weekly sales averages and comparable restaurant sales. Although we currently expect our weekly sales averages during the first half of fiscal 2022 to remain challenging due to residual pandemic-related staffing and inflationary pressure, we do expect to begin experiencing a more favorable operating and sales building environment toward the latter half of the year.

Restaurant Opening. Newly opened restaurants typically experience inefficiencies in the form of higher cost of sales, labor and direct operating and occupancy costs for several months after their opening relative to our more mature, established restaurants. Accordingly, the number and timing of new restaurant openings have had, and are expected to continue to have, an impact on restaurant opening expenses, cost of sales, labor and occupancy and operating expenses. Additionally, restaurant openings in new markets may experience even greater inefficiencies for several months, if not longer, due to lower initial sales volumes, which results from initially low consumer awareness levels, and a lack of supply chain and other operating cost leverage until additional restaurants can be opened in those markets.

Impacts of Inflation. Inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations. Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the cost of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant customers. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather or other market conditions outside of our control. We are currently unable to contract for certain commodities, such as fluid dairy, fresh meat or seafood, and most fresh produce items, for long periods of time. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. While we have not had significant disruptions in our supply chain, we have experienced some product shortages and higher costs and inflationary pressures, which have affected our average per-guest check. During fiscal 2021, our average per-guest check increased to approximately $19.00 from $18.00. While this increase was primarily due to changes in our sales mix and higher item incidence per guest, we also increased our menu prices to help mitigate higher costs due to inflationary pressures.

A general shortage in the availability of qualified restaurant managers and hourly workers in certain geographic areas in which we operate, which has been exacerbated by continuing effects of the COVID-19 pandemic on the labor market, has caused increases in the costs of recruiting and compensating such team members. Many of our restaurant team members are paid hourly rates subject to federal, state or local minimum wage requirements. Numerous state and local governments have their own minimum wage and other regulatory requirements for team members that are generally greater than the federal minimum wage and are subject to annual increases based on changes in their local consumer price indices. Additionally, certain operating and other costs, including health benefits in compliance with the Patient Protection and Affordable Care Act, taxes, insurance, COVID-19 pandemic related benefits, and other outside services continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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

COVID-19 Pandemic Update

In early March 2020, the COVID-19 pandemic was declared to be a National Public Health Emergency, and the Centers for Disease Control and Prevention, as well as state and local legislative bodies and health departments, began issuing orders related to social distancing requirements, reduced restaurant seating capacity and other restrictions which resulted in a significant reduction in traffic at our restaurants. As of mid-March 2020, the ordinances tightened, and dine-in capacity was eliminated or severely restricted. By April 2020, at the request of most state and local legislative bodies, we closed all of our dining rooms and began to operate in a take-out and delivery only capacity. In early May 2020, states began allowing the re-opening of dining rooms in a limited capacity and by the end of June 2020, we had re-opened dining rooms in approximately 95% of our restaurants, while adhering to social distancing restrictions, which limited the number of guests we could serve in our restaurants at one time. During November 2020, rising case rates resulted in certain jurisdictions implementing restrictions that again reduced dining room capacity or mandated the re-closure of dining rooms. As a result, we began fiscal 2021 with significant limitations on our operations, which over the course of the fiscal year varied widely from time to time, state to state and city to city; however, nonetheless negatively impacted our sales. Once COVID-19 vaccines were approved and moved into wider distribution in the United States in early to mid-2021, public health conditions improved and almost all of the COVID-19 restrictions on businesses eased.

While cases continue to decline, and staffing continues to improve, overall consumer and business activity remains muted in certain markets as consumer behaviors have changed due to the COVID-19 pandemic and some businesses have yet to bring employees back into their offices. Our restaurant operations have been and could again in the future be disrupted by team member staffing issues because of illness, exclusion, fear of contracting COVID-19 or caring for family members due to COVID-19, legal requirements for employee vaccinations or COVID testing, lack of labor supply, competitive labor pressures, or for other reasons. Furthermore, inflation has been and is elevated across our business, including food costs, due in part to the supply chain impacts of the pandemic. We remain in regular contact with our major suppliers and while, to date, we have not experienced significant disruptions in our supply chain due to the COVID-19 pandemic, we could see significant future disruptions should the impacts of the pandemic continue. Currently, national, state and local jurisdictions have removed their capacity restrictions on businesses and, therefore, our restaurants are serving customers in our dining rooms without social distancing requirements. However, it is possible additional outbreaks could lead to restrictive measures that could impact our guest demand and dining room capacity.

Our normal restaurant hours of operations are generally from 11:00 a.m. to 12:00 a.m. Sunday through Thursday and 11:00 a.m. to 1:00 a.m. Friday and Saturday; however, due to the COVID-19 pandemic, we have been closing approximately one hour earlier than normal.

Accounting Terms and Characteristics

Revenues. Our revenues are comprised of food and beverage sales from our restaurants. Revenues from restaurant sales are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date, and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Based on historical redemption rates, a portion of our gift card sales are not expected to be redeemed and will be recognized as gift card “breakage” over time. Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to government authorities. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date.

Guest Loyalty Program. Our program enables participants to earn points for qualifying purchases that can be redeemed for food and beverages in the future. We allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the revenues allocated to the points until such points are redeemed.

Comparable Sales and Guest Traffic. All of our restaurants are Company-owned. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Guest traffic for our restaurants is estimated based on guest checks.

Cost of Sales. Cost of sales is comprised of food and beverage costs, including the cost to produce and distribute our proprietary craft beer, soda and ciders. The components of cost of sales are variable and typically fluctuate directly with sales volumes, but may be impacted by changes in commodity prices, a shift in sales mix to higher cost proteins or other higher cost items, or varying levels of promotional activities.

Labor and Benefits. Labor and benefit costs include direct hourly and management wages, bonuses, payroll taxes, fringe benefits and stock-based compensation and workers’ compensation expense that is directly related to restaurant level team members.

Occupancy and Operating. Occupancy and operating expenses include restaurant supplies, credit card fees, third-party delivery company commissions, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. During fiscal 2020 and 2021, occupancy and operating expense also include COVID-19 related costs such as temporary patios and safety related items.

General and Administrative. General and administrative costs include all corporate administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include corporate management, field supervision and corporate hourly staff salaries and related team member benefits (including stock-based compensation expense and cash-based incentive compensation), travel and relocation costs, information systems, the cost to recruit and train new restaurant management team members, corporate rent, certain brand marketing-related expenses and legal, professional and consulting fees.

Depreciation and Amortization. Depreciation and amortization are composed primarily of depreciation of capital expenditures for restaurant and brewing equipment and leasehold improvements.

Restaurant Opening. Restaurant opening expenses, which are expensed as incurred, consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stock of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Operations both in dollars and as percentages of total revenues. All fiscal years presented consist of 52 weeks. Percentages below may not reconcile due to rounding.

	Fiscal Year
	2021		2020		2019
Revenues	$1,087,038	100.0%	$778,510	100.0%	$1,161,450	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	288,110	26.5	195,573	25.1	295,009	25.4
Labor and benefits	401,408	36.9	305,628	39.3	424,370	36.5
Occupancy and operating	267,888	24.6	220,889	28.4	256,383	22.1
General and administrative	67,957	6.3	54,663	7.0	62,540	5.4
Depreciation and amortization	72,753	6.7	73,124	9.4	72,006	6.2
Restaurant opening	1,483	0.1	1,201	0.2	2,892	0.2
Loss on disposal and impairment of assets	3,946	0.4	17,141	2.2	3,862	0.3
Gain on lease transactions, net	—	—	(3,278)	(0.4)	(4,731)	(0.4)
Total costs and expenses	1,103,545	101.5	864,941	111.1	1,112,331	95.8
(Loss) income from operations	(16,507)	(1.5)	(86,431)	(11.1)	49,119	4.2

Other (expense) income:
Interest expense, net	(5,002)	(0.5)	(7,078)	(0.9)	(4,613)	(0.4)
Gain from legal settlements	—	—	2,284	0.3	—	—
Other income, net	2,327	0.2	1,275	0.2	1,788	0.2
Total other expense	(2,675)	(0.2)	(3,519)	(0.5)	(2,825)	(0.2)
(Loss) income before income taxes	(19,182)	(1.8)	(89,950)	(11.6)	46,294	4.0

Income tax (benefit) expense	(15,576)	(1.4)	(32,065)	(4.1)	1,056	0.1
Net (loss) income	$(3,606)	(0.3)%	$(57,885)	(7.4)%	$45,238	3.9%

52 WEEKS ENDED DECEMBER 28, 2021 (FISCAL 2021) COMPARED TO THE 52 WEEKS ENDED DECEMBER 29, 2020 (FISCAL 2020)

Revenues. Total revenues increased by $308.5 million, or 39.6%, to $1.1 billion during fiscal 2021, compared to $778.5 million during fiscal 2020. The increase in revenues primarily consisted of a 38.3%, or $294.6 million, increase in comparable restaurant sales, coupled with a $13.4 million increase in sales from new restaurants not yet in our comparable restaurant sales base. The increase in comparable restaurant sales was the result of an increase in guest traffic of approximately 25.0%, coupled with an increase in average check of approximately 13.3%. The increase in guest traffic was primarily due to the re-opening of our dining rooms, which were closed or restricted in operation during the same period in 2020.

Cost of Sales. Cost of sales increased by $92.5 million, or 47.3%, to $288.1 million during fiscal 2021, compared to $195.6 million during fiscal 2020. This increase was primarily due to the increase in revenues, commodity cost increases and costs related to our two new restaurants and one re-opened restaurant during fiscal 2021. As a percentage of revenues, cost of sales increased to 26.5% for fiscal 2021 from 25.1% for the prior fiscal year. This increase was primarily due to overall menu mix and an increase in meat and seafood costs.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $95.8 million, or 31.3%, to $401.4 million during fiscal 2021, compared to $305.6 million during fiscal 2020. This increase was primarily due to the re-opening of our dining rooms, which were closed or restricted in operation during the majority of the same period in 2020, coupled with higher incentive compensation, higher training and overtime costs due to the full re-opening of our dining rooms, and expenses related to the two new restaurants and one re-opened restaurant during fiscal 2021, partially offset by our Employee Retention Tax Credit in conjunction with the CARES Act. As a percentage of revenues, labor and benefit costs decreased to 36.9% for fiscal 2021 from 39.3% for the prior fiscal year. This decrease was primarily due to our ability to leverage management and hourly wages, as well as taxes and benefits, over our comparable sales increases during fiscal 2021. Included in labor and benefits for fiscal 2021 and 2020 was approximately $2.7 million and $2.8 million, respectively, or 0.3% and 0.4%, of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $47.0 million, or 21.3%, to $267.9 million during fiscal 2021, compared to $220.9 million during fiscal 2020. This increase was primarily due to costs related to the re-opening of our dining rooms, which were closed or restricted in operation during the majority of the same period in 2020. As a result, we incurred increased supply costs, janitorial service costs, repair and maintenance costs, and utilities, coupled with expenses related to the two new restaurants and one re-opened restaurant during fiscal 2021. Additionally, as a result of increased revenues, we incurred increased merchant card fees, higher commissions to third-party delivery companies and percentage rent. Included in occupancy and operating expenses for fiscal 2021 and 2020 was approximately 1.4% and 1.7%, respectively, of marketing expenditures, as a percentage of revenues. We expect our marketing expenditures to be 1.5% to 2.0% of our revenues in 2022. As a percentage of revenues, occupancy and operating expenses decreased to 24.6% for fiscal 2021 from 28.4% for the prior fiscal year. This decrease was primarily due to our ability to leverage certain fixed operating and occupancy costs over a higher revenue base.

General and Administrative. General and administrative expenses increased by $13.3 million, or 24.3%, to $68.0 million during fiscal 2021, compared to $54.7 million during fiscal 2020. This increase was primarily due to increased personnel costs, including higher incentive compensation, salaries and general corporate and office expenses. Included in general and administrative costs for fiscal 2021 and 2020 was approximately $7.6 million and $7.0 million, respectively, or 0.7% and 0.9% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.3% for fiscal 2021 from 7.0% for the prior fiscal year. This decrease was primarily due to a higher revenue base.

Depreciation and Amortization. Depreciation and amortization decreased by $0.4 million, or 0.5%, to $72.8 million during fiscal 2021, compared to $73.1 million during fiscal 2020. This slight decrease is primarily related to the impairment and reduction of carrying value related to five restaurants in 2020 and one restaurant in 2021, offset by depreciation expense related to the two new restaurants opened in fiscal 2021. As a percentage of revenues, depreciation and amortization decreased to 6.7% for fiscal 2021 from 9.4% for the prior fiscal year. This decrease was primarily due to a higher revenue base.

Restaurant Opening. Restaurant opening expense increased by $0.3 million, or 23.6%, to $1.5 million during fiscal 2021, compared to $1.2 million during fiscal 2020. This increase was primarily due to the re-opening of one restaurant, which was temporarily closed due to the COVID-19 pandemic. We opened two new restaurants and re-opened one restaurant in fiscal 2021, compared to two new restaurants in fiscal 2020.

Loss on Disposal and Impairment of Assets. Loss on disposal and impairment of assets was $3.9 million during fiscal 2021, compared to $17.1 million during fiscal 2020. In fiscal 2021, these costs were primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to one of our restaurants, coupled with the disposals of assets in conjunction with initiatives to keep our restaurants up to date and the disposal of certain unproductive restaurant assets. In fiscal 2020, these costs primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to five of our restaurants, coupled with a charge to reserve for beer spoilage due to the sudden decrease in draft beer sales as a result of the COVID-19 pandemic and routine asset disposals.

Gain on Lease Transactions, Net. Gain on lease transactions, net, was $3.3 million during fiscal 2020 and it related to the sale of the land underlying two of our restaurants.

Interest Expense, Net. Interest expense, net, decreased by $2.1 million to $5.0 million during fiscal 2021, compared to $7.1 million during fiscal 2020. This decrease was primarily due to lower average debt balance during fiscal 2021, compared to fiscal 2020.

Gain from Legal Settlements. Gain from legal settlements of $2.3 million during fiscal 2020 related to a settlement with credit card providers pertaining to interchange fees and a settlement related to a maintenance agreement to repair our handheld tablets.

Other Income, Net. Other income, net increased by $1.1 million to $2.3 million during fiscal 2021, compared to $1.3 million during fiscal 2020. This increase was primarily due to an insurance receivable related to property destroyed in a kitchen fire at one of our restaurants.

Income Tax (Benefit) Expense. Our effective income tax rate for fiscal 2021 reflected an 81.2% tax benefit compared to a 35.6% tax benefit for fiscal 2020. The effective tax rate benefit for fiscal 2021 was different than the statutory tax rate primarily due to FICA tax tip credits. The prior year effective tax rate was different than the statutory tax rate primarily due to FICA tax tip credits and the incremental benefit arising from the ability to carryback the 2020 loss to prior years when the tax rate was at 35%.

52 WEEKS ENDED DECEMBER 29, 2020 (FISCAL 2020) COMPARED TO THE 52 WEEKS ENDED DECEMBER 31, 2019 (FISCAL 2019)

For discussion related to the results of operations and changes in financial condition for fiscal 2020 compared to fiscal 2019 refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2020 Form 10-K, which was filed with the United States Securities and Exchange Commission on March 1, 2021.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	December 28, 2021	December 29, 2020
Cash and cash equivalents	$38,527	$51,664
Net working capital	$(109,619)	$(82,609)
Current ratio	0.5:1.0	0.5:1.0

As a result of uncertainties in the near-term outlook for our business caused by the COVID-19 pandemic, we continue to focus on cash flow generation. Currently, we have no intention to repurchase shares or pay dividends until it is determined by our Board of Directors that it is in the best interest of the Company and its shareholders. We will review and, when appropriate, adjust our overall approach to capital allocation as we know more about the ultimate duration of the COVID-19 pandemic and how the post-pandemic recovery will unfold and affect our cash flow from operating activities.

We are taking what we believe to be reasonably necessary and appropriate measures to control costs and maximize liquidity. Our $70 million (before commission and other fees) private placement of common stock completed in May 2020 and our $30 million sale (before commission and other fees) of common stock through our ATM offering program, completed in January 2021, have strengthened our financial position. As of December 28, 2021, we have approximately $38.5 million of cash on our balance sheet, with an additional $147.8 million of borrowings available under our Credit Facility. See Note 8 in the accompanying Consolidated Financial Statements for further information on our Credit Facility. Based on the current level of operations, we believe that our current cash and cash equivalents will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. However, there can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for one of our restaurants that will be opened in fiscal 2022 and our Texas brewpub locations. We also own two parcels of land adjacent to two of our restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we have subsequently entered into sale-leaseback arrangements for land parcels that we previously purchased. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

CASH FLOWS

The following tables set forth, for the years indicated, our cash flows from operating, investing, and financing activities (dollar amounts in thousands):

	Fiscal Year
	2021	2020	2019
Cash provided by operating activities	$64,285	$40,541	$115,999
Net cash used in investing activities	(42,168)	(35,716)	(78,118)
Net cash (used in) provided by financing activities	(35,254)	24,445	(44,711)
Net (decrease) increase in cash and cash equivalents	$(13,137)	$29,270	$(6,830)

Operating Cash Flows

Net cash provided by operating activities was $64.3 million during fiscal 2021, representing a $23.7 million increase from the $40.5 million provided during fiscal 2020. The increase over the prior year is primarily due to a lower net loss, offset by higher operating lease obligation payments as a result of prior year rent deferrals.

Investing Cash Flows

Net cash used in investing activities was $42.2 million during fiscal 2021, representing a $6.5 million increase from the $35.7 million used in fiscal 2020. The increase over prior year is primarily due to lower proceeds from sale of assets.

The following table provides, for the years indicated, the components of capital expenditures (dollar amounts in thousands):

	Fiscal Year
	2021	2020	2019
New restaurants	$20,167	$17,780	$51,534
Restaurant maintenance and key productivity initiatives	19,539	23,219	26,995
Restaurant and corporate systems	2,483	2,326	3,628
Total capital expenditures	$42,189	$43,325	$82,157

During fiscal 2021, we opened two new restaurants and re-opened our Richmond, Virginia restaurant, our only restaurant location that remained temporarily closed due to the COVID-19 pandemic. We currently plan to open as many as eight restaurants in fiscal 2022, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2022 new restaurant locations. Our new restaurant unit economics continue to warrant an appropriate allocation of our available capital, and we will continue to balance new restaurant growth with quality and hospitality.

We currently anticipate our total capital expenditures for fiscal 2022 to be approximately $80 million to $90 million. This estimate includes costs to open up to eight new restaurants and remodel several existing locations. Total capital expenditures exclude anticipated proceeds from tenant improvement allowances and sale-leasebacks. We expect to fund our net capital expenditures with our current cash balance on hand, cash flows from operations and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used by financing activities was $35.3 million during fiscal 2021, representing a $59.7 million decrease from the $24.4 million provided in fiscal 2020. This decrease was primarily due to the pay down of our Line of Credit and lower proceeds from the issuance of common stock.

See Note 8 in the accompanying Consolidated Financial Statements for further information on our Credit Facility. At the onset of the pandemic in 2020, we took the necessary steps to maximize our liquidity by drawing down on our Line of Credit and selling $70 million of our common stock. Additionally, in January 2021, we completed the sale of an aggregate of 703,399 shares of common stock for proceeds of $30 million (before commission and other fees) through an ATM offering program. See Note 9 in the accompanying Consolidated Financial Statements for further information on our ATM offering. We believe that we have sufficient liquidity for the next twelve months as a result of the actions we undertook, the improving operating environment and our current capital position. However, given the uncertainty resulting from the unprecedented nature of the COVID-19 pandemic and the post-pandemic recovery, we will continue to monitor and evaluate all financing alternatives as these unprecedented events evolve.

Contractual Obligations and Commitments

We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations. The following table summarizes our future estimated cash payments under existing contractual obligations as of December 28, 2021, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$607,310	$66,737	$118,078	$102,397	$320,098
CARES Act payroll tax deferral (2)	7,697	7,697	—	—	—
Purchase obligations (3)	21,140	16,898	4,242	—	—
Total	$636,147	$91,332	$122,320	$102,397	$320,098

Other Obligations:
Long-term debt	$50,000	$—	$—	$50,000	$—
Interest (4)	5,035	1,054	2,070	1,911	—
Standby letters of credit	17,164	—	—	17,164	—
Total	$72,199	$1,054	$2,070	$69,075	$—

(1)	For a more detailed description of our operating leases, refer to Note 6 in the accompanying Consolidated Financial Statements.
(2)

The CARES Act allowed employers to defer the deposit and payment of the employer’s portion of social security tax through December 31, 2020. Half of the deferred amount was due on December 31, 2021, and the other half is due on December 31, 2022.

(3)	Amounts represent non-cancelable commitments for the purchase of goods and other services.
(4)

We have assumed $50.0 million remains outstanding under our Credit Facility until the maturity date of November 3, 2026, using the interest rate in effect on December 28, 2021, which was approximately 2.1%.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to December 28, 2021. Our aggregate future commitment relating to these leases is $14.4 million and is not included in operating leases above.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 28, 2021, we are not involved in any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Impairment of Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment on a restaurant level basis, and inclusive of property and equipment and lease right-of-use assets; or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to expected historical or projected future operating results; significant changes in the manner of use of the assets or the strategy for the overall business; significant negative industry or economic trends; or our expectation to dispose of long-lived assets before the end of their previously estimated useful lives. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

Self-Insurance Liability

Our estimated liability is based on information provided by a third-party actuary, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our loss development factors, loss costs, history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. Should a greater number of claims occur compared to what was estimated, or should medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.

NEW ACCOUNTING STANDARDS

See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of recently adopted accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

As of December 28, 2021, we have a $215 million Credit Facility, of which $50 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, which is currently suspended, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.4 million annual impact on our net (loss) income.

Food and Commodity Price Risks

We purchase food, supplies and other commodities for use in our operations based upon market prices established with our suppliers. Our business is dependent on frequent and consistent deliveries of these items. We may experience shortages, delays or interruptions due to inclement weather, natural disasters, labor issues or other operational disruptions or other conditions beyond our control such as cyber breaches or ransomware attacks at our suppliers, distributors or transportation providers. Additionally, many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. Costs can also fluctuate due to government regulation. As a result of the COVID-19 pandemic, we have experienced and expect to continue to experience distribution disruptions, commodity cost inflation and certain food and supply shortages. To manage this risk in part, we attempt to enter into fixed-price purchase commitments, with terms typically up to one year, for some of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for certain commodities or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered or promoted, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements and other data attached hereto beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2021, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2021, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2021.

KPMG LLP, the independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
BJ’s Restaurants, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited BJ’s Restaurants, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 28, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 28, 2021, the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended December 28, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Los Angeles, California

February 24, 2022

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Integrity, Ethics and Conduct (the “Code”) to promote honest and ethical conduct of our business, professional and personal relationships. The Code covers all executives, including our principal executive officer, principal financial officer and principal accounting officer, directors, and other team members. A copy of our Code of Integrity, Ethics and Conduct is available on our website http://investors.bjsrestaurants.com under Corporate Governance. We intend to post any amendments to or waivers from our Code at this website location.

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the SEC no later than 120 days after the close of the year ended December 28, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 28, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 28, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 28, 2021.

See Part II, Item 5 – “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Stock-Based Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended December 28, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 28, 2021 and December 29, 2020

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended December 28, 2021

Consolidated Statements of Shareholders’ Equity for Each of the Three Fiscal Years in the Period Ended December 28, 2021

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended December 28, 2021

Notes to the Consolidated Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Form 10-K for the year ended January 2, 2018.

3.2	Certificate of Amendment of Articles of Incorporation incorporated by reference to Exhibit 3.3 of the Form 10-K for the year ended January 2, 2005.

3.3	Certificate of Amendment of Articles of Incorporation, dated June 8, 2010, incorporated by reference to Exhibit 3.4 of the Form 10-K for the year ended December 28, 2010.

3.4	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibits 3.1 to the Form 8-K filed on August 14, 2020.

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

10.15*	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on or about March 14, 2008.

Exhibit Number	Description
10.16*	Employment Agreement, dated June 30, 2021, between the Company and Gregory S. Levin, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 6, 2021.

10.17*	Employment Agreement, effective March 1, 2011, between the Company and Kendra D. Miller, incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 9, 2011.

10.18*	Employment Agreement dated January 28, 2013, between the Company and Brian S. Krakower, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.

10.19*	Consulting Agreement, dated December 30, 2021, between the Company and Gregory A. Trojan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 4, 2022.

10.20*	Employment Agreement effective July 9, 2014, between the Company and Kevin E. Mayer, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2014.

10.21*	Form of Performance Stock Unit Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.28 to Form 10-K filed on February 25, 2020.

10.22

Fourth Amended and Restated Credit Agreement, dated November 3, 2021, among the Company and Bank of America, N.A. and the other lenders identified therein, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 8, 2021.

10.23*

BJ’s Restaurants, Inc. 2011 Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2016.

10.24

Amended and Restated Investor Rights Agreement, dated November 24, 2020, by and among the Company, SC 2018 Trust LLC and BJ’s Act III, LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 30, 2020.

10.25	Form of Common Stock Purchase Warrant in favor of SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.7 of the Form 8-K filed on May 4, 2020.

10.26

Amendment No. 1, dated November 24, 2020, to Common Stock Purchase Warrant, dated May 5, 2020, issued by the Company in favor of BJ’s Act III, LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 30, 2020.

10.27

Form of Registration Rights Agreement among the Company and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser, incorporated by reference to Exhibit 10.4 of the Form 8-K filed on May 4, 2020.

10.28	Form of Registration Rights Agreement between the Company and SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.5 of the Form 8-K filed on May 4, 2020.

21	List of Significant Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - The cover page from the Company’s Annual Report on Form 10-K for the year ended December 28, 2021 has been formatted in Inline XBRL and is contained in Exhibit 101.
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
	By:	/s/ Gregory S. Levin
February 24, 2022		Gregory S. Levin Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
By: /s/ GREGORY S. LEVIN
Gregory S. Levin	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2022
By: /s/ THOMAS A. HOUDEK
Thomas A. Houdek	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
By: /s/ JACOB J. GUILD
Jacob J. Guild	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
By: /s/ PETER A. BASSI
Peter A. Bassi	Lead Independent Director	February 24, 2022
By: /s/ LARRY D. BOUTS
Larry D. Bouts	Director	February 24, 2022
By: /s/ BINA CHAURASIA
Bina Chaurasia	Director	February 24, 2022
By: /s/ JAMES A. DAL POZZO
James A. Dal Pozzo	Director	February 24, 2022
By: /s/ GERALD W. DEITCHLE
Gerald W. Deitchle	Chairman of the Board and Director	February 24, 2022
By: /s/ NOAH A. ELBOGEN
Noah A. Elbogen	Director	February 24, 2022
By: /s/ LEA ANNE S. OTTINGER
Lea Anne S. Ottinger	Director	February 24, 2022
By: /s/ KEITH E. PASCAL
Keith E. Pascal	Director	February 24, 2022
By: /s/ JULIUS W. ROBINSON, JR.
Julius W. Robinson, Jr.	Director	February 24, 2022
By: /s/ JANET M. SHERLOCK
Janet M. Sherlock	Director	February 24, 2022

By: /s/ GREGORY A. TROJAN
Gregory A. Trojan	Director	February 24, 2022

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
BJ’s Restaurants, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BJ’s Restaurants, Inc. and subsidiaries (the Company) as of December 28, 2021, the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended December 28, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2021, and the results of its operations and its cash flows for the year ended December 28, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of long-lived assets for impairment

As discussed in Note 1 to the consolidated financial statements, the Company assesses long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered include, but are not limited to, significant underperformance by a restaurant relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant negative industry or economic trends, and the Company’s expectation to dispose of long-lived assets before the end of their previously estimated useful lives. When a restaurant’s long-lived assets are determined to be impaired, the Company records an impairment charge based on the amount that the carrying value exceeds its fair value. The property and equipment, net, and operating lease asset balances as of December 28, 2021 were $506.1 million and $365.2 million, respectively. Based upon the analyses performed, the Company recognized pre-tax impairment charges for long-lived assets of $2.2 million in fiscal 2021.

We identified the assessment of the Company’s determination of potential indicators of impairment of long-lived assets as a critical audit matter. Subjective auditor judgement was required to evaluate the historical cash flows and expected useful lives of long-lived assets used by the Company in their analyses of potential impairment indicators taking into account changes in conditions and events affecting the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s long-lived asset impairment process, including controls related to determination and identification of potential indicators of impairment. We evaluated the historical cash flows at the individual restaurant level used in the Company’s analysis of potential indicators of impairment by comparing them to historical results. In addition, we evaluated the expected useful life for certain assets by inspecting underlying documents and assessing the Company’s plans for the assets. We also assessed other events and circumstances that could have been indicative of a potential impairment trigger by reviewing the board of directors meeting minutes, and publicly available industry and market information.

Evaluation of workers’ compensation and general liability accrual

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company retains large deductibles or self-insured retentions for a portion of its workers’ compensation and general liability costs. The Company estimates the accrual based upon information provided by a third-party actuary, including loss development factors and loss cost assumptions. At December 28, 2021, the workers’ compensation and general liability accrual was $21.0 million.

We identified the evaluation of the workers’ compensation and general liability accrual as a critical audit matter. Assessing the Company’s determination of the workers’ compensation and general liability accrual involved complex auditor judgment and required the involvement of actuarial professionals with specialized skills and knowledge to evaluate the loss development factors and loss cost assumptions used in estimating the accrual. These assumptions have a significant effect on the workers’ compensation and general liability accrual estimated by the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s workers' compensation and general liability accrual. This included a control related to the review of the loss development factors, loss cost assumptions, and completeness and accuracy of claims data used in estimating the accrual. We agreed the claims data used in the actuarial models to the actual claims paid and claims reported (not paid), which is used in the development of the loss development factors and loss cost assumptions. We involved actuarial professionals with specialized skills and knowledge, who assisted in evaluating the Company’s actuarial estimates and assumptions related to the loss development factors and loss cost assumptions, by comparing them to generally accepted actuarial methodologies and the Company’s historical data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Los Angeles, California

February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of BJ’s Restaurants, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BJ’s Restaurants, Inc. (the Company) as of December 29, 2020, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 29, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 29, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2001 to 2021.

Irvine, California

March 1, 2021

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 28, 2021	December 29, 2020
Assets
Current assets:
Cash and cash equivalents	$38,527	$51,664
Accounts and other receivables, net	29,055	23,630
Inventories, net	11,579	10,671
Prepaid expenses and other current assets	11,654	9,325
Total current assets	90,815	95,290

Property and equipment, net	506,111	534,841
Operating lease assets	365,244	375,557
Goodwill	4,673	4,673
Deferred income taxes	24,902	6,227
Other assets, net	43,421	42,836
Total assets	$1,035,166	$1,059,424

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$48,840	$37,770
Accrued expenses	112,354	103,320
Current operating lease obligations	39,240	36,809
Total current liabilities	200,434	177,899

Long-term operating lease obligations	436,016	456,869
Long-term debt	50,000	116,800
Deferred income taxes	—	—
Other liabilities	14,945	14,068
Total liabilities	701,395	765,636

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 23,304 and 23,318 shares issued and outstanding as of December 28, 2021 and December 29, 2020, respectively	—	—
Capital surplus	72,513	71,722
Retained earnings	261,258	222,066
Total shareholders’ equity	333,771	293,788
Total liabilities and shareholders’ equity	$1,035,166	$1,059,424

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year
	2021	2020	2019
Revenues	$1,087,038	$778,510	$1,161,450
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	288,110	195,573	295,009
Labor and benefits	401,408	305,628	424,370
Occupancy and operating (1)	267,888	220,889	256,383
General and administrative	67,957	54,663	62,540
Depreciation and amortization	72,753	73,124	72,006
Restaurant opening	1,483	1,201	2,892
Loss on disposal and impairment of assets	3,946	17,141	3,862
Gain on lease transactions, net	—	(3,278)	(4,731)
Total costs and expenses	1,103,545	864,941	1,112,331
(Loss) income from operations	(16,507)	(86,431)	49,119

Other (expense) income:
Interest expense, net	(5,002)	(7,078)	(4,613)
Gain from legal settlements	—	2,284	—
Other income, net	2,327	1,275	1,788
Total other expense	(2,675)	(3,519)	(2,825)
(Loss) income before income taxes	(19,182)	(89,950)	46,294

Income tax (benefit) expense	(15,576)	(32,065)	1,056

Net (loss) income	$(3,606)	$(57,885)	$45,238

Net (loss) income per share:
Basic	$(0.16)	$(2.74)	$2.23
Diluted	$(0.16)	$(2.74)	$2.20

Weighted average number of shares outstanding:
Basic	23,191	21,162	20,285
Diluted	23,191	21,162	20,592

The accompanying notes are an integral part of these consolidated financial statements.

(1)

There were no related party costs included in cost of sales or occupancy and operating for fiscal 2021. Related party costs included in cost of sales are $28,070 and $85,794 for fiscal years 2020 and 2019, respectively. Related party costs included in occupancy and operating are $4,058 and $9,307 for fiscal years 2020 and 2019, respectively. See Note 13 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 1, 2019	21,058	$—	$64,342	$244,879	$309,221
Exercise of stock options	37	1,422	(356)	—	1,066
Issuance of restricted stock units	127	5,122	(6,136)	—	(1,014)
Repurchase and retirement of common stock	(2,073)	(6,544)	—	(76,216)	(82,760)
Stock-based compensation	—	—	9,212	—	9,212
Cumulative effect of adopting lease standard	—	—	—	19,502	19,502
Dividends paid or payable, $0.49 per share	—	—	—	(10,178)	(10,178)
Net income	—	—	—	45,238	45,238
Balance, December 31, 2019	19,149	—	67,062	223,225	290,287
Issuance of common stock and warrant, net	3,500	63,948	3,394	—	67,342
Exercise of stock options	1	36	(9)	—	27
Issuance of restricted stock units	163	7,728	(8,545)	—	(817)
Repurchase, retirement and reclassification of common stock	(495)	(71,712)	—	56,698	(15,014)
Stock-based compensation	—	—	9,820	—	9,820
Adjustment to dividends previously accrued	—	—	—	28	28
Net loss	—	—	—	(57,885)	(57,885)
Balance, December 29, 2020	22,318	—	71,722	222,066	293,788
Exercise of stock options	122	6,394	(1,883)	—	4,511
Issuance of common stock, net	703	28,907		—	28,907
Issuance of restricted stock units	161	7,476	(7,967)	—	(491)
Reclassification of common stock	—	(42,777)	—	42,777	—
Stock-based compensation	—	—	10,641	—	10,641
Adjustment to dividends previously accrued	—	—	—	21	21
Net loss	—	—	—	(3,606)	(3,606)
Balance, December 28, 2021	23,304	$—	$72,513	$261,258	$333,771

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(3,606)	$(57,885)	$45,238
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	72,753	73,124	72,006
Non-cash lease expense	31,482	29,058	27,726
Amortization of financing costs	511	85	—
Deferred income taxes	(18,675)	(26,391)	(2,773)
Stock-based compensation expense	10,331	9,791	8,918
Loss on disposal and impairment of assets	3,946	17,141	3,862
Gain on lease transactions, net	—	(3,278)	—
Changes in assets and liabilities:
Accounts and other receivables	(2,425)	63	12,146
Inventories, net	(386)	396	(969)
Prepaid expenses and other current assets	(2,699)	(573)	(1,393)
Other assets, net	(1,792)	(4,450)	(7,823)
Accounts payable	7,489	16,784	(9,799)
Accrued expenses	9,937	426	(4,410)
Operating lease obligations	(43,458)	(15,949)	(30,518)
Other liabilities	877	2,199	3,788
Net cash provided by operating activities	64,285	40,541	115,999

Cash flows from investing activities:
Purchases of property and equipment	(42,189)	(43,325)	(82,157)
Proceeds from sale of assets	21	7,609	4,039
Net cash used in investing activities	(42,168)	(35,716)	(78,118)

Cash flows from financing activities:
Borrowings on line of credit	1,056,600	1,252,700	1,043,500
Payments on line of credit	(1,123,400)	(1,278,900)	(995,500)
Payments of debt issuance costs	(791)	(743)	—
Proceeds from issuance of common stock, net	28,907	67,342	—
Taxes paid on vested stock units under employee plans	(963)	(817)	(1,014)
Proceeds from exercise of stock options	4,511	27	1,066
Cash dividends accrued under stock compensation plans	(118)	(150)	(10,003)
Repurchases of common stock	—	(15,014)	(82,760)
Net cash (used in) provided by financing activities	(35,254)	24,445	(44,711)

Net (decrease) increase in cash and cash equivalents	(13,137)	29,270	(6,830)
Cash and cash equivalents, beginning of year	51,664	22,394	29,224
Cash and cash equivalents, end of year	$38,527	$51,664	$22,394

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$389	$1,314	$5,152
Cash paid for interest, net of capitalized interest	$3,709	$5,946	$3,992
Cash paid for operating lease obligations	$71,646	$46,303	$51,175

Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease liabilities	$22,036	$27,604	$34,046
Tenant improvement allowance receivable	$3,000	$4,163	$3,238
Property and equipment acquired and included in accounts payable	$8,221	$4,640	$7,076
Stock-based compensation capitalized	$310	$29	$294

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company,” “BJ’s,” “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants and to develop additional BJ’s restaurants. As of December 28, 2021, we owned and operated 212 restaurants located in 29 states. During fiscal 2021, we opened two new restaurants and re-opened our Richmond, Virginia restaurant, our only restaurant location that remained closed due to the COVID-19 pandemic. Several of our locations, in addition to our two brewpub locations in Texas, brew our signature, proprietary craft BJ’s beer. All of our other restaurants receive their BJ’s beer either from one of our restaurant brewing operations, our Texas brewpubs and/or independent third-party brewers using our proprietary recipes.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2021, 2020, and 2019 ended on December 28, 2021, December 29, 2020, and December 31, 2019, respectively, and consisted of 52 weeks of operations.

Segment Disclosure

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, establishes standards for disclosures about products and services, geographic areas and major guests. We currently operate in one operating segment: casual dining company-owned restaurants. Additionally, we operate in one geographic area: the United States of America.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, including reasonably assured renewal periods or exercised options, of the respective lease, whichever is shorter. Renewals and betterments that materially extend the life of an asset are capitalized while maintenance and repair costs are expensed as incurred. Internal costs associated with the acquisition, development and construction of our restaurants are capitalized and allocated to the projects which they relate. When property and equipment are sold or otherwise disposed of, the asset accounts and related accumulated depreciation or amortization accounts are relieved, and any gain or loss is included in earnings. Additionally, any interest capitalized for new restaurant construction is included in “Property and equipment, net” on our Consolidated Balance Sheets.

Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives:

Furniture and fixtures	10 years
Equipment	5‑10 years
Brewing equipment	10-20 years
Building improvements	the shorter of 20 years or the remaining lease term
Leasehold improvements	the shorter of the useful life or the lease term,
including reasonably assured renewal periods

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate impairment may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. We currently have one reporting unit, which is casual dining company-owned restaurants in the United States of America. If it is concluded that the fair value of our reporting unit is less than the goodwill carrying value, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit is greater than the estimated fair value, an impairment charge is recorded for the difference between the implied fair value of goodwill and its carrying amount. To calculate the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their relative fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. This adjusted carrying value becomes the new goodwill accounting basis value. Based on our impairment assessment, we did not record any impairment to goodwill during fiscal 2021, 2020 or 2019.

Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment on a restaurant level basis, and inclusive of property and equipment and lease right-of-use assets; or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to expected historical or projected future operating results; significant changes in the manner of use of the assets or the strategy for the overall business; significant negative industry or economic trends; or our expectation to dispose of long-lived assets before the end of their previously estimated useful lives. We use the undiscounted cash flow method to assess the recoverability of potentially impaired long-lived assets by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by the assets. If the carrying value of the assets exceeds the undiscounted cash flows expected to be generated by the assets, an impairment charge is recognized for the amount by which the carrying value exceeds the fair value of the assets. We measure the fair value by discounting estimated future cash flows using assumptions that are consistent with what a market participant would use. As a result of this analysis, we determined that our restaurant in Pasadena, California was impaired during the third quarter of fiscal 2021. We recorded a $2.2 million charge to operating income for the amount by which the carrying value of the restaurant’s assets exceeded its fair value estimated using the discounted cash flow method. We closed our Pasadena restaurant during the first quarter of 2022. See Note 14 for further information. In fiscal 2020, we recorded a $13.7 million charge to operating income related to impairment expenses. We did not incur an impairment expense in fiscal 2019.

Self-Insurance Liability

We retain large deductibles or self-insured retentions for a portion of our general liability insurance and our team member workers’ compensation programs. We maintain coverage with a third-party insurer to limit our total exposure for these programs. The accrued liability associated with these programs is based on our estimate of the ultimate costs within our retention amount to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet dates. Our estimated liability is based on information provided by a third-party actuary, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our loss development factors, loss cost, history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims.

Revenue Recognition

Revenues from food and beverage sales at restaurants are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Deferred gift card revenue, included in “Accrued expenses” on the accompanying Consolidated Balance Sheets, was $19.5 million and $17.3 million as of December 28, 2021 and December 29, 2020, respectively.

Based on historical redemption rates, a portion of our gift card sales are not expected to be redeemed and will be recognized as gift card “breakage” over time. Estimated gift card breakage is recorded as “Revenues” on our Consolidated Statements of Operations and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to government authorities. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date.

Our “BJ’s Premier Rewards Plus” guest loyalty program enables participants to earn points for qualifying purchases that can be redeemed for food and beverages in the future. We allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the revenues allocated to the points, less expected expirations, until such points are redeemed.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2021, 2020 and 2019 was approximately $14.7 million, $13.2 million and $25.2 million, respectively. Advertising costs are primarily included in “Occupancy and operating” expenses on our Consolidated Statements of Operations.

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

We record a lease liability equal to the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. Our lease liability calculation is the total rent payable during the lease term, including rent escalations in which the amount of future rent is certain or fixed on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises, and any fixed payments stated in the lease). This liability is reduced monthly by the minimum rents paid, offset by the imputed interest. A corresponding operating lease asset is also recorded equaling the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any lease incentives received. Monthly, this asset is reduced by the straight-line rent, offset by the imputed interest. Certain leases contain provisions that require additional rent payments based upon restaurant sales volume (“variable lease cost”). Contingent rent is accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent. We monitor for events or changes in circumstances that require reassessment of our leases. When a reassessment results in the re-measurement of a lease liability, a corresponding adjustment is made to the carrying amount of the operating lease asset.

Management makes judgments regarding the reasonably certain lease term and incremental borrowing rate for each restaurant property lease, which can impact the classification and accounting for a lease as finance or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent, and the term over which leasehold improvements for each restaurant are amortized.

Net (Loss) Income Per Share

Basic and diluted net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Potentially dilutive shares are excluded from the computation of diluted net (loss) per share since they have an anti-dilutive effect, yet potentially dilutive shares are included in the computation of diluted net income per share. The number of diluted shares reflects the potential dilution that could occur if holders of in-the-money options and warrants exercised their right to convert these instruments into common stock and the restrictions on restricted stock units (“RSUs”) lapse. Additionally, performance-based RSUs are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and include these contingently issuable shares in our diluted share calculation unless they are antidilutive. Once these performance-based RSUs vest, they are included in our basic net (loss) income per share calculation.

The following table presents a reconciliation of basic and diluted net (loss) income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	Fiscal Year
	2021	2020	2019
Numerator:
Net (loss) income for basic and diluted net (loss) income per share	$(3,606)	$(57,885)	$45,238
Denominator:
Weighted-average shares outstanding - basic	23,191	21,162	20,285
Dilutive effect of equity awards	—	—	307
Weighted-average shares outstanding - diluted	23,191	21,162	20,592

At December 28, 2021, December 29, 2020, and December 31, 2019, there were approximately 0.7 million, 1.1 million, and 0.5 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net (loss) income per share because they are anti-dilutive. Additionally, at December 28, 2021, there were warrants to purchase 876,949 shares, which were anti-dilutive.

Stock‑Based Compensation

Under our shareholder approved stock-based compensation plan, we have granted incentive stock options, non-qualified stock options, and restricted stock units that generally vest over three to five years. Incentive and non-qualified stock options expire ten years from the date of grant. We have also granted performance-based restricted stock units under our shareholder approved stock-based compensation plan that vest after three years based on achievement of certain performance targets. Stock-based compensation is measured in accordance with U.S. GAAP based on the estimated fair value of the awards granted. To value stock options on the grant date, we utilize the Black-Scholes option-pricing model which requires us to make certain assumptions and judgments regarding the inputs. These judgments include expected volatility, risk-free interest rate, expected option life, and dividend yield. These estimations and judgments are determined by us using many different variables that, in many cases, are outside of our control. The changes in these variables or trends, including stock price volatility and risk-free interest rate, may significantly impact the grant date fair value at initial recognition resulting in a significant impact to our financial results. The tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) are classified as “Cash flows from financing activities” within our Consolidated Statements of Cash Flows and “Income tax (benefit) expense” within the Consolidated Statements of Operations for the period realized.

2. Revenue Recognition

The liability related to our gift cards and loyalty program, included in “Accrued expenses,” on our Consolidated Balance Sheets were as follows (in thousands):

	December 28, 2021	December 29, 2020
Gift card liability	$19,499	$17,274
Deferred loyalty revenue	$3,949	$6,121

Revenue recognized on our Consolidated Statements of Operations for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year were as follows (in thousands):

	Fiscal Year
	2021	2020	2019
Revenue recognized from gift card liability	$9,220	$10,883	$12,064
Revenue recognized from customer loyalty program	$8,816	$8,734	$9,363

3. Accounts and Other Receivables

Accounts and other receivables consisted of the following (in thousands):

	December 28, 2021	December 29, 2020
Credit cards	$6,658	$3,394
Third-party gift card sales	3,886	2,798
Tenant improvement allowances	5,813	4,163
Third-party delivery	2,495	2,348
Income taxes	7,255	10,367
Other	2,948	560
	$29,055	$23,630

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 28, 2021	December 29, 2020
Land	$4,462	$2,507
Building improvements	391,660	388,091
Leasehold improvements	306,582	299,135
Furniture and fixtures	162,970	159,200
Equipment	345,293	328,884
	1,210,967	1,177,817
Less accumulated depreciation and amortization	(729,483)	(661,486)
	481,484	516,331
Construction in progress	24,627	18,510
Property and equipment, net	$506,111	$534,841

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 28, 2021	December 29, 2020
Payroll related	$34,625	$34,467
Workers’ compensation and general liability	21,048	20,365
Deferred revenue from gift cards	19,499	17,274
Deferred loyalty revenue	3,949	6,121
Insurance related	4,909	4,267
Sales taxes	5,965	1,992
Other taxes	5,398	5,128
Other current rent related	2,031	2,398
Utilities	2,231	2,384
Merchant cards	1,770	874
Other	10,929	8,050
	$112,354	$103,320

6. Leases

Lease costs included in “Occupancy and operating” and “General and administrative” on the Consolidated Statements of Operations consisted of the following (in thousands):

	Fiscal Year
	2021	2020	2019
Lease cost	$57,807	$55,996	$54,329
Variable lease cost	1,739	142	3,017
Total lease costs	$59,546	$56,138	$57,346

Weighted-average lease term and discount rate as of December 28, 2021 were as follows:

Weighted-average remaining lease term	12.0 Years
Weighted-average discount rate	5.6

Operating lease obligation maturities as of December 28, 2021 were as follows (in thousands):

2022	$66,737
2023	61,453
2024	56,625
2025	52,021
2026	50,376
Thereafter	320,098
Total lease payments	607,310
Less: imputed interest	(132,054)
Present value of operating lease obligations	$475,256

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

We negotiated lease payment deferrals and rent concessions for the majority of our leases. The negotiated concessions primarily were in the form of rent deferrals (full or partial) or abatements. In accordance with the relief issued in April 2020 by the FASB titled ASC Topic 842 and ASC Topic 840, Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, we did not recognize contractual rent concessions as a lease contract modification when the total payments required by the modified contract were substantially the same or less than the total payments required by the original contract. Lease concessions that provided a substantial increase in the rights of the lessor or our obligations under the lease were accounted for as lease modifications in accordance with ASC Topic 842.

7. Commitments and Contingencies

Legal Proceedings

We are subject to lawsuits, administrative proceedings and demands that arise in the ordinary course of our business and which typically involve claims from guests, team members and others related to operational, employment, real estate and intellectual property issues common to the foodservice industry. A number of these claims may exist at any given time. We are self-insured for a portion of our general liability, team member workers’ compensation and employment practice liability insurance requirements. We maintain coverage with a third-party insurer to limit our total exposure. We believe that most of our team member claims will be covered by our general liability insurance, subject to coverage limits and the portion of such claims that are self-insured. Punitive damages awards and team member unfair practice claims, however, are not covered by our general liability insurance. To date, we have not been ordered to pay punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims. We could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are ultimately determined to be liable. We currently believe that the final disposition of these type of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Letters of Credit

We have irrevocable standby letters of credit outstanding, as required under our workers’ compensation insurance arrangements, of $17.2 million as of December 28, 2021. Our standby letters of credit automatically renew each October 31 for one year unless 30 days’ notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit issued under our Credit Facility reduce the amount available for borrowing.

8. Long-Term Debt

Line of Credit

On November 3, 2021, we entered into a Fourth Amended and Restated Credit Agreement (“Credit Facility”) with Bank of America, N.A. (“BofA”), JPMorgan Chase Bank, N.A., certain other parties and BofA Securities, Inc. to amend and restate our existing unsecured revolving line of credit (the “Line of Credit”) to improve the pricing, extend the maturity date, change the interest reference rate, eliminate certain financial covenants and conditions, and reset other financial covenants starting with the fourth quarter of 2021.

As of December 28, 2021, our Credit Facility matures on November 3, 2026, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. As of December 28, 2021, there were borrowings of $50.0 million and letters of credit totaling approximately $17.2 million outstanding under the Credit Facility. Available borrowings under the Credit Facility were $147.8 million as of December 28, 2021.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage not to exceed 2.00% (with a floor on BSBY of 0.00%), or (b) a percentage not to exceed 1.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, (iii) the BSBY rate plus 1.00%, and (iv) 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA and lease expenses. The weighted average interest rate during fiscal 2021 was approximately 4.0%.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At December 28, 2021, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest on the Line of Credit, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $5.0 million, $7.1 million and $4.6 million, for fiscal 2021, 2020 and 2019, respectively. We also capitalized approximately $0.1 million of interest expense related to new restaurant construction during both fiscal 2021 and 2020. Additionally, for both fiscal 2021 and 2020, we capitalized approximately $0.8 million of fees related to the amended and modified credit agreement, which are amortized over the remaining term of the Credit Facility.

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

At-the-Market Offering

On January 21, 2021, we sold 703,399 shares of our common stock at $42.65 per share for cash proceeds of $30.0 million (before commission and other fees) through an at-the market (“ATM”) offering program. As a result of the anti-dilution provisions contained in ACT III’s warrant, the number of shares issuable upon exercise of such warrant was adjusted to 876,949 and the exercise price was adjusted to $26.94.

Preferred Stock

We are authorized to issue 5.0 million shares of one or more series of preferred stock and we are authorized to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at December 28, 2021 or December 29, 2020. We currently have no plans to issue shares of preferred stock.

Common Stock

Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to accumulate votes in connection with the election of directors. Shareholders of our outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors.

Cash Dividends

Due to the COVID-19 pandemic, our Board of Directors suspended quarterly cash dividends until it is determined that resumption of dividend payments is in the best interest of the Company and its shareholders. As such, the only cash dividends paid during fiscal 2021 were related to dividends (declared prior to fiscal 2020) which vested under our stock compensation plans.

Stock Repurchases

As of December 28, 2021, we have approximately $24.4 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. We have suspended our repurchase program until the Board determines that resumption of repurchases is in the best interest of the Company and its shareholders and is permitted by our Credit Facility.

10. Income Taxes

Income tax (benefit) expense for the last three fiscal years consists of the following (in thousands):

	Fiscal Year
	2021	2020	2019
Current:
Federal	$2,776	$(5,360)	$1,907
State	323	(314)	1,922
	3,099	(5,674)	3,829
Deferred:
Federal	(16,872)	(21,403)	(2,652)
State	(1,803)	(4,988)	(121)
	(18,675)	(26,391)	(2,773)

Income tax (benefit) expense	$(15,576)	$(32,065)	$1,056

Income tax (benefit) expense for the last three fiscal years differs from the amount that would result from applying the federal statutory rate as follows:

	Fiscal Year
	2021	2020	2019
Income tax at statutory rates	(21.0)%	(21.0)%	21.0%
State income taxes, net of federal benefit	(5.0)	(5.2)	3.0
Permanent differences	0.9	0.3	(0.6)
Income tax credits	(58.9)	(5.1)	(20.1)
Return to provision	2.1	—	—
Prior year tax credit true-up	—	(0.4)	(0.7)
Benefit from net operating loss carryback	2.8	(5.2)	—
Change in valuation allowance	(1.1)	—	—
Other, net	(1.0)	1.0	(0.3)
	(81.2)%	(35.6)%	2.3%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	December 28, 2021	December 29, 2020
Deferred income tax asset:
Gift cards	$1,430	$2,192
Accrued expenses	11,803	11,235
Other	3,875	3,656
Deferred revenues	28	5
Stock-based compensation	4,123	4,323
Deferred rent	123,544	130,116
Income tax credits	41,826	27,506
Net operating losses	5,569	4,305
State tax	72	55
Gross deferred income tax asset	192,270	183,393
Valuation allowance	(586)	(802)
Deferred income tax asset, net of valuation allowance	191,684	182,591

Deferred income tax liability:
Property and equipment	(52,371)	(57,249)
Intangible assets	(1,646)	(1,605)
Operating lease assets	(108,333)	(113,083)
Smallwares	(4,432)	(4,427)
Deferred income tax liability	(166,782)	(176,364)

Net deferred income tax asset	$24,902	$6,227

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in 2018, 2019 and 2020, refunds of alternative minimum tax credits, temporary modification to the limitations placed on the tax deductibility of net interest expense, and technical amendments regarding the expensing of qualified improvement property (“QIP”). As a result of the CARES Act, the Company is able to carryback losses generated in 2020 and reduce taxes payable for accelerated depreciation on qualified improvements property in 2018 and 2019. The NOL carryback freed up credits of $6.2M that can be used to offset future tax liabilities.

At December 28, 2021, we had federal and California income tax credit carryforwards of approximately $42.0 million and $0.8 million, respectively, consisting primarily of the credit for FICA taxes paid on reported team member tip income and California enterprise zone credits. The FICA tax credits will begin to expire in 2036, and the California enterprise zone credits will begin to expire in 2023.

At December 28, 2021, we have state net operating losses (“NOLs”) of approximately $76.3 million that will expire over various periods beginning 2022.

As of December 28, 2021, and December 29, 2020, we have recorded a valuation allowance against certain state net operating loss and tax credit carryforwards of $0.6 million and $0.8 million, respectively, net of the federal benefit which are not more likely than not to be realized prior to expiration. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 28, 2021 and December 29, 2020, we had accrued $0.1 million for interest and penalties with respect to uncertain tax positions.

As of December 28, 2021, our accrual for unrecognized tax benefits was approximately $1.2 million, of which approximately $1.0 million, if reversed would impact our effective tax rate. We anticipate no change in our liability for unrecognized tax benefits within the next twelve-month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2021	2020	2019
Gross unrecognized tax benefits at beginning of year	$1,333	$1,345	$1,532
Increases for tax positions taken in prior years	—	190	10
Decreases for tax positions taken in prior years	(20)	(291)	(5)
Increases for tax positions taken in the current year	69	89	130
Lapse in statute of limitations	(184)	—	(322)
Gross unrecognized tax benefits at end of year	$1,198	$1,333	$1,345

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of December 28, 2021, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2016.

11. Stock-Based Compensation Plans

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. Equity Incentive Plan, (as amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to team members, officers, directors and consultants. We have granted incentive stock options, non-qualified stock options, restricted stock and performance and time-based restricted stock units. Stock options are charged against the Plan share reserve on the basis of one share for each share granted. Grants of restricted stock, RSUs, performance shares and performance units, if any, are currently charged against the Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as limits on the number that can be granted to a team member during any fiscal year. All options granted under the Plan expire within 10 years of their date of grant.

Under the Plan, we issue time-based and performance-based RSUs and non-qualified stock options to vice presidents and above on an annual basis, as well as new hires who are given the option between receiving their full grant as a time-based RSU or split half and half between non-qualified stock options and time-based RSUs. We issue time-based RSUs to other select support team members, and we issue time-based RSUs to non-employee members of our Board of Directors. We also issue RSUs, and previously issued non-qualified stock options, in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen managers, directors of operations and directors of kitchen operations. GSSOP grants are dependent on the length of each participant’s service with us and position. All GSSOP participants are required to remain in good standing during their vesting period.

The Plan permits our Board of Directors to set the vesting terms and exercise period for awards at their discretion; however, the grant of awards with no minimum vesting period or a vesting period less than one year may not exceed 5% of the total number of shares authorized under the Plan. Stock options and time-based RSUs vest ratably over one, three or five years for non-GSSOP participants and either cliff vest at five or three years or cliff vest at 33% on the third anniversary and 67% on the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary of the grant date in an amount from 0% to 225% of the grant quantity, dependent on the level of performance target achievement.

On January 15, 2021, our Board of Directors approved special fully-vested restricted stock grants, in lieu of cash bonuses, to Restaurant Support Center team members at the Vice President and Director levels. These grants were in amounts designed to approximate a portion of their potential incentive compensation, which was approximately $0.5 million.

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	Fiscal Year
	2021	2020	2019
Labor and benefits	$2,748	$2,755	$2,372
General and administrative	$7,583	$7,036	$6,546
Capitalized (1)	$310	$29	$294

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on our Consolidated Balance Sheets.

Stock Options

The fair value of each stock option grant was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2021	2020	2019
Expected volatility	60.8%	33.5%	34.5%
Risk-free interest rate	0.6%	1.6%	2.5%
Expected option life	5 years	5 years	5 years
Dividend yield	—	1.5%	1.5%
Fair value of options granted	$23.22	$10.38	$15.67

The exercise price of our stock options under our stock-based compensation plan is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2019	588	$38.14	189	$37.41	5.0
Granted	107	$53.09
Exercised	(37)	$28.89
Forfeited	(13)	$40.88
Outstanding at December 31, 2019	645	$41.09	340	$38.96	5.5
Granted	161	$38.37
Exercised	(1)	$35.45
Forfeited	(4)	$38.82
Outstanding at December 29, 2020	801	$40.56	503	$39.91	5.2
Granted	117	$45.50
Exercised	(129)	$37.40
Forfeited	(14)	$44.11
Outstanding at December 28, 2021	775	$41.77	519	$41.02	5.0

Information relating to significant option groups outstanding as of December 28, 2021, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$16.27 – $35.45	49	2.70	$31.02	43	$31.78
$35.95 – $35.95	90	5.05	$35.95	90	$35.95
$37.10 – $37.58	14	7.77	$37.44	4	$37.36
$37.70 – $37.70	136	6.05	$37.70	136	$37.70
$38.24 – $38.24	1	1.51	$38.24	1	$38.24
$38.90 – $38.90	141	8.05	$38.90	41	$38.90
$39.33 – $45.37	84	4.85	$42.77	63	$42.87
$45.92 – $45.92	2	7.30	$45.92	1	$45.92
$46.91 – $46.91	86	9.05	$46.91	—	$—
$47.04 – $53.22	172	5.19	$50.79	140	$50.22
$16.27 – $53.22	775	6.13	$41.77	519	$41.02

As of December 28, 2021, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.3 million, which is generally expected to be recognized over the next five years.

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 1, 2019	494	$40.99
Granted	179	$45.88
Vested or released	(118)	$35.57
Forfeited	(46)	$44.49
Outstanding at December 31, 2019	509	$43.65
Granted	270	$29.14
Vested or released	(156)	$43.20
Forfeited	(37)	$42.51
Outstanding at December 29, 2020	586	$37.14
Granted	260	$45.05
Vested or released	(147)	$41.96
Forfeited	(80)	$36.93
Outstanding at December 28, 2021	619	$39.35

The fair value of our time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of December 28, 2021, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $11.2 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 1, 2019	105	$38.32
Granted	31	$53.22
Vested or released	(28)	$42.41
Forfeited	(3)	$43.13
Outstanding at December 31, 2019	105	$41.42
Granted	42	$38.90
Vested or released	(29)	$35.95
Forfeited	(9)	$35.95
Outstanding at December 29, 2020	109	$42.39
Granted	46	$46.91
Vested or released	(35)	$37.70
Forfeited	(8)	$44.14
Outstanding at December 28, 2021	112	$45.60

The fair value of our performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed based on management’s current estimate of the level that the performance goal will be achieved. As of December 28, 2021, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $3.0 million, which is generally expected to be recognized over the next three years.

12. Benefit Plans

We maintain a voluntary, contributory 401(k) plan for eligible team members. Team members may elect to contribute up to the IRS maximum for the plan year. Additionally, eligible participants may also elect catch-up contributions as provided for by the IRS. Our executive officers and other highly compensated team members are not eligible to participate in the 401(k) plan. Team member contributions are matched by us at a rate of 33% for the first 6% of deferred earnings; however, due to the COVID-19 pandemic, employer matching was suspended during fiscal 2020 and resumed during fiscal 2021. We contributed approximately $0.5 million, $0.2 million and $0.6 million in fiscal 2021, 2020 and 2019, respectively.

We also maintain a non-qualified deferred compensation plan (the “DCP”) for our executive officers and other highly compensated team members, as defined in the DCP, who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating team members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by our compensation committee. During fiscal 2021, there were no Company contributions made or accrued. We pay for related administrative costs, which were not material during fiscal 2021. Team member deferrals are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts, reflected in “Other assets, net” on our Consolidated Balance Sheets, was $14.3 million and $13.4 million as of December 28, 2021 and December 29, 2020, respectively. Our obligation to participating team members, included in “Other liabilities” on the accompanying Consolidated Balance Sheets, was $14.2 million and $13.3 million as of December 28, 2021 and December 29, 2020, respectively. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Operations.

13. Related Party Transactions

James Dal Pozzo, the former Chairman of the Board and Chief Executive Officer of the Jacmar Companies (“Jacmar”), is a member of our Board of Directors. Jacmar, through its affiliation with Distribution Market Advantage (“DMA”), a consortium of large, regional food distributors located throughout the United States, was our largest distributor of food, beverage, paper products and supplies from 2006 through June 30, 2020, when our contract with DMA expired. Effective June 1, 2020, after conducting an extensive request for proposal process and evaluation, we entered into an agreement with US Foods, replacing DMA. The new agreement expires in July 2023.

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within restaurant operating costs consisted of the following (in thousands):

	Fiscal Year
	2021		2020		2019
Cost of sales:
Third-party suppliers	$288,110	100.0%	$167,503	85.6%	$209,215	70.9%
Jacmar	—	—	28,070	14.4	85,794	29.1
Cost of sales	$288,110	100.0%	$195,573	100.0%	$295,009	100.0%

Occupancy and operating:
Third-party suppliers	$267,888	100.0%	$216,831	98.2%	$247,076	96.4%
Jacmar	—	—	4,058	1.8	9,307	3.6
Occupancy and operating	$267,888	100.0%	$220,889	100.0%	$256,383	100.0%

14. Subsequent Events

On December 30, 2021, we closed our Pasadena, California restaurant. We are currently under contract to sell certain assets of the restaurant to a third-party buyer. In the third quarter of fiscal 2021, we impaired the restaurant and recorded a $2.2 million charge to operating income for the amount by which the carrying value of the restaurant’s assets exceeded its fair value estimated using the discounted cash flow method.

On January 17, 2022, we entered into a consulting agreement for defined services with Act III Management, LLC, an affiliate of BJ’s Act III, LLC, for $100,000, with a possible additional phase for $45,000. The agreement will expire on December 31, 2022, unless terminated earlier by us or Act III Management with a 90 day advance written notice.