Form 10-Q
period 2022-03-29
BJs RESTAURANTS INC
filed 2022-05-02
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2022

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

As of April 29, 2022, there were 23,438,991 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 29, 2022	December 28, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,201	$38,527
Accounts and other receivables, net	24,108	29,055
Inventories, net	11,391	11,579
Prepaid expenses and other current assets	10,890	11,654
Total current assets	73,590	90,815

Property and equipment, net	498,789	506,111
Operating lease assets	362,872	365,244
Goodwill	4,673	4,673
Deferred income taxes	35,217	24,902
Other assets, net	44,919	43,421
Total assets	$1,020,060	$1,035,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$49,076	$48,840
Accrued expenses	97,038	112,354
Current operating lease obligations	39,575	39,240
Total current liabilities	185,689	200,434

Long-term operating lease obligations	431,332	436,016
Long-term debt	50,000	50,000
Other liabilities	15,377	14,945
Total liabilities	682,398	701,395

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 23,416 and 23,304 shares issued and outstanding as of March 29, 2022 and December 28, 2021, respectively	—	—
Capital surplus	69,326	72,513
Retained earnings	268,336	261,258
Total shareholders’ equity	337,662	333,771
Total liabilities and shareholders’ equity	$1,020,060	$1,035,166

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended
	March 29, 2022	March 30, 2021
Revenues	$298,729	$223,307
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	81,466	56,149
Labor and benefits	116,286	81,680
Occupancy and operating	71,701	59,828
General and administrative	18,253	15,261
Depreciation and amortization	17,976	18,203
Restaurant opening	583	128
Loss on disposal and impairment of assets	157	273
Total costs and expenses	306,422	231,522
Loss from operations	(7,693)	(8,215)

Other (expense) income:
Interest expense, net	(634)	(1,402)
Other (expense) income, net	(388)	310
Total other expense	(1,022)	(1,092)
Loss before income taxes	(8,715)	(9,307)

Income tax benefit	(10,175)	(6,166)
Net income (loss)	$1,460	$(3,141)

Net income (loss) per share:
Basic	$0.06	$(0.14)
Diluted	$0.06	$(0.14)

Weighted average number of shares outstanding:
Basic	23,377	22,926
Diluted	23,716	22,926

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 29, 2020	22,318	$—	$71,722	$222,066	$293,788
Exercise of stock options	94	5,192	(1,582)	—	3,610
Issuance of common stock	704	28,957	—	—	28,957
Issuance of restricted stock units	103	4,915	(5,366)	—	(451)
Reclassification of common stock	—	(39,064)	—	39,064	—
Stock-based compensation	—	—	2,515	—	2,515
Adjustment to dividends previously accrued	—	—	—	5	5
Net loss	—	—	—	(3,141)	(3,141)
Balance, March 30, 2021	23,219	$—	$67,289	$257,994	$325,283

Balance, December 28, 2021	23,304	$—	$72,513	$261,258	$333,771
Issuance of restricted stock units	112	5,615	(5,975)	—	(360)
Reclassification of common stock	—	(5,615)	—	5,615	—
Stock-based compensation	—	—	2,788	—	2,788
Adjustment to dividends previously accrued	—	—	—	3	3
Net income	—	—	—	1,460	1,460
Balance, March 29, 2022	23,416	$—	$69,326	$268,336	$337,662

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	March 29, 2022	March 30, 2021
Cash flows from operating activities:
Net income (loss)	$1,460	$(3,141)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,976	18,203
Non-cash lease expense	8,230	7,606
Amortization of financing costs	54	137
Deferred income taxes	(10,315)	(6,299)
Stock-based compensation expense	2,712	2,419
Loss on disposal and impairment of assets	157	273
Changes in assets and liabilities:
Accounts and other receivables	6,277	(172)
Inventories, net	334	392
Prepaid expenses and other current assets	526	543
Other assets, net	(2,181)	484
Accounts payable	130	6,078
Accrued expenses	(15,271)	(1,453)
Operating lease obligations	(9,912)	(10,844)
Other liabilities	432	(14)
Net cash provided by operating activities	609	14,212

Cash flows from investing activities:
Purchases of property and equipment	(12,096)	(6,877)
Proceeds from sale of assets	566	—
Net cash used in investing activities	(11,530)	(6,877)

Cash flows from financing activities:
Borrowings on line of credit	170,000	442,200
Payments on line of credit	(170,000)	(442,200)
Payments of debt issuance costs	(3)	(315)
Proceeds from issuance of common stock, net	—	28,957
Taxes paid on vested stock units under employee plans	(360)	(924)
Proceeds from exercise of stock options	—	3,610
Cash dividends accrued under stock compensation plans	(42)	(80)
Net cash (used in) provided by financing activities	(405)	31,248

Net (decrease) increase in cash and cash equivalents	(11,326)	38,583
Cash and cash equivalents, beginning of period	38,527	51,664
Cash and cash equivalents, end of period	$27,201	$90,247

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	March 29, 2022	March 30, 2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$266	$4
Cash paid for interest, net of capitalized interest	$360	$1,459
Cash paid for operating lease obligations	$16,635	$17,285
Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$7,278	$3,946
Tenant improvement allowance receivable	$1,601	$4,163
Property and equipment acquired and included in accounts payable	$8,327	$2,295
Stock-based compensation capitalized	$76	$96

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BJ’s Restaurants, Inc. (referred to herein as the “Company,” “we,” “us” and “our”) and our wholly owned subsidiaries. The consolidated financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial condition, results of operations, shareholders’ equity and cash flows for the periods presented. Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted pursuant to the U.S. Securities and Exchange Commission (“SEC”) rules.

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the thirteen weeks ended March 29, 2022 may not be indicative of operating results for the entire year.

A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the fiscal year ended December 28, 2021. The disclosures included in our accompanying interim consolidated financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission.

COVID-19 Pandemic Update

The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our operations and financial results for the foreseeable future. Currently, national, state and local jurisdictions have removed their capacity restrictions on businesses and therefore our restaurants are serving customers (referred to as “guests”) in our dining rooms without social distancing requirements. However, it is possible additional outbreaks could require us to reduce our capacity, implement social distancing, or further suspend our in-restaurant dining operations. In addition, our restaurant performance could be adversely affected if we are required by law to have guests present evidence of vaccination or negative tests in a significant number of jurisdictions. There is also no guarantee that state and local jurisdictions that ease restrictions will not later reverse or roll-back the restrictions, as many have done in the past. Additionally, our restaurant operations have been and could continue to be disrupted by employee (referred to as “team member”) staffing issues because of illness, exclusion, fear of contracting COVID-19 or caring for family members due to COVID-19, legal requirements for team member vaccinations or COVID testing, lack of labor supply, competitive labor pressures, or for other reasons. Furthermore, we remain in regular contact with our major suppliers and while to date we have not experienced material disruptions in our supply chain due to COVID-19, we could see material future disruptions should the impacts of COVID-19 continue. For more information regarding the risks to our business relating to the COVID-19 pandemic, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2021.

2.  REVENUE RECOGNITION

Our revenues are comprised of food and beverage sales from our restaurants. Revenues from restaurant sales are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Based on historical redemption rates, a portion of our gift card sales are not expected to be redeemed and are recognized as gift card “breakage” over time. Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to government authorities. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been 24 months after the original gift card issuance date.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	March 29, 2022	December 28, 2021
Gift card liability	$15,078	$19,499
Deferred loyalty revenue	$3,848	$3,949

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended
	March 29, 2022	March 30, 2021
Revenue recognized from gift card liability	$6,680	$4,900
Revenue recognized from customer loyalty program	$4,105	$5,548

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

Lease costs included in “Occupancy & operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended
	March 29, 2022	March 30, 2021
Lease cost	$14,835	$14,209
Variable lease cost	708	133
Total lease costs	$15,543	$14,342

4.  LONG-TERM DEBT

Line of Credit

On November 3, 2021, we entered into a Fourth Amended and Restated Credit Agreement (“Credit Facility”) with Bank of America, N.A. (“BofA”), JPMorgan Chase Bank, N.A., and certain other parties to amend and restate our revolving line of credit (the “Line of Credit”) to improve the pricing, extend the maturity date, change the interest reference rate, eliminate certain financial covenants and conditions, and reset other financial covenants starting with the fourth quarter of 2021.

Our Credit Facility matures on November 3, 2026, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On March 29, 2022, there were borrowings of $50.0 million and letters of credit totaling approximately $17.2 million outstanding, leaving $147.8 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage not to exceed 2.00% (with a floor on BSBY of 0.00%), or (b) a percentage not to exceed 1.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, (iii) the BSBY rate plus 1.00%, and (iv) 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirteen weeks ended March 29, 2022 was approximately 2.1%.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At March 29, 2022, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest on the Line of Credit, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $0.6 million and $1.4 million, for the thirteen weeks ended March 29, 2022 and March 30, 2021, respectively. We also capitalized approximately $0.04 million and $0.03 million of interest expense related to new restaurant construction during each of the thirteen weeks ended March 29, 2022 and March 30, 2021.

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

The following table presents a reconciliation of basic and diluted net income (loss) per share, including the number of dilutive equity awards that were included in the dilutive net income (loss) per share computation (in thousands):

	For the Thirteen Weeks Ended
	March 29, 2022	March 30, 2021
Numerator:
Net income (loss)	$1,460	$(3,141)
Denominator:
Weighted-average shares outstanding – basic	23,377	22,926
Dilutive effect of equity awards	339	—
Weighted-average shares outstanding – diluted	23,716	22,926

Net income (loss) per share:
Basic	$0.06	$(0.14)
Diluted	$0.06	$(0.14)

For the thirteen weeks ended March 29, 2022 and March 30, 2021, there were approximately 1.1 million and 0.5 million shares of equity awards, respectively, that were excluded from the calculation of diluted net income (loss) per share because they are anti-dilutive.

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

The Plan permits our Board of Directors to set the vesting terms and exercise period for awards at their discretion; however, the grant of awards with no minimum vesting period or a vesting period less than one year may not exceed 5% of the total number of shares authorized under the Plan. Stock options and time-based RSUs vest ratably over one, three or five years for non-GSSOP participants and either cliff vest at three or five years or cliff vest at 33% on the third anniversary and 67% on the fifth anniversary for GSSOP participants. Performance-based RSUs generally cliff vest on the third anniversary of the grant date in an amount from 0% to 225% of the grant quantity, dependent on the level of performance target achievement.

On January 15, 2021, our Board of Directors approved special fully-vested restricted stock grants, in lieu of cash bonuses to Restaurant Support Center team members at the Vice President and Director levels. These grants were in amounts designed to approximate a portion of their potential incentive compensation, which was approximately $0.5 million.

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended
	March 29, 2022	March 30, 2021
Labor and benefits	$751	$808
General and administrative	$1,961	$1,611
Capitalized (1)	$76	$96

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	March 29, 2022	March 30, 2021
Expected volatility	63.2%	60.4%
Risk-free interest rate	1.6%	0.5%
Expected option life	5 years	5 years
Dividend yield	0.0%	0.0%
Fair value of options granted	$17.38	$23.78

U.S. GAAP requires us to make certain assumptions and estimates regarding the grant date fair value. These include expected volatility, risk-free interest rate, expected option life, and dividend yield. These assumptions and estimates are determined using inputs that, in many cases, are outside of our control. Changes in these assumptions and estimates, including stock price volatility, dividend yield and risk-free interest rate, may significantly impact the fair value of future grants resulting in a significant impact to our financial results.

Under our stock-based compensation plan the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 28, 2021	775	$41.77	519	$41.02
Granted	98	32.27
Exercised	—	—
Forfeited	(8)	45.30
Outstanding at March 29, 2022	865	$40.66	621	$41.69

As of March 29, 2022, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.4 million, which is generally expected to be recognized over the next three years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 28, 2021	619	$39.35
Granted	161	32.33
Released	(96)	43.76
Forfeited	(10)	44.92
Outstanding at March 29, 2022	674	$36.97

The fair value of time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of March 29, 2022, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $13.7 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 28, 2021	112	$45.60
Granted	52	32.27
Released	(27)	53.22
Forfeited	(1)	53.22
Outstanding at March 29, 2022	136	$38.93

The fair value of performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed, based on management’s current estimate of the level that the performance goal will be achieved. As of March 29, 2022, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $3.9 million, which is generally expected to be recognized over the next three years.

7.  INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes.” The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

Our effective income tax rate for the thirteen weeks ended March 29, 2022 was a benefit of 116.8% compared to a benefit of 66.3% for the comparable thirteen week period of 2021. The effective tax rate benefit for the thirteen weeks ended March 29, 2022 and March 30, 2021, was different from the statutory tax rate primarily due to FICA tax tip credits.

As of March 29, 2022, we had unrecognized tax benefits of approximately $1.2 million, of which approximately $1.1 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirteen Weeks Ended
	March 29, 2022	March 30, 2021
Beginning gross unrecognized tax benefits	$1,198	$1,333
Increases for tax positions taken in prior years	3	—
Decreases for tax positions taken in prior years	(1)	—
Increases for tax positions taken in the current year	19	22
Ending gross unrecognized tax benefits	$1,219	$1,355

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of March 29, 2022, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2017.

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

Stock Repurchases

As of March 29, 2022, we have approximately $24.4 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. We have suspended our repurchase program until the Board determines that resumption of repurchases is in the best interest of the Company and its shareholders and is permitted by our Credit Facility.

Cash Dividends

Due to the COVID-19 pandemic, our Board of Directors suspended quarterly cash dividends until it is determined that resumption of dividend payments is in the best interest of the Company and its shareholders. As such, the only cash dividends paid during the thirteen weeks ended March 29, 2022 were related to dividends (declared prior to fiscal 2020) which vested under our stock compensation plans.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”). The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2021, as updated in our Form 10-Q for the thirteen weeks ended March 29, 2022 and in other reports filed subsequently with the SEC.

GENERAL

As of May 2, 2022, we own and operate 213 restaurants located in 29 states. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third-party brewers using our proprietary recipes.

The first BJ’s restaurant, which opened in 1978 in Orange County, California, was a small sit-down pizzeria that featured Chicago style deep-dish pizza with a unique California twist. Our goal then and still today is to be a leading, varied menu casual dining restaurant brand that focuses on delivering high quality menu options at a compelling value, a dining experience that exceeds our guests’ expectations for service, hospitality and enjoyment, and an atmosphere that is always welcoming and approachable.

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

Our guest loyalty program enables participants to earn points for qualifying purchases that can be redeemed for food and beverages in the future. We allocate the transaction price between the goods delivered and the future goods that will be delivered, on a relative standalone selling price basis, and defer the revenues allocated to the points until such points are redeemed.

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

Occupancy and operating expenses include restaurant supplies, credit card fees, third-party delivery company commissions, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. Since fiscal 2020, occupancy and operating expense also include COVID-19 related costs such as temporary patios and safety related items.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 29, 2022 and March 30, 2021, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended
	March 29, 2022	March 30, 2021
Revenues	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	27.3	25.1
Labor and benefits	38.9	36.6
Occupancy and operating	24.0	26.8
General and administrative	6.1	6.8
Depreciation and amortization	6.0	8.2
Restaurant opening	0.2	0.1
Loss on disposal and impairment of assets	0.1	0.1
Total costs and expenses	102.6	103.7
Loss from operations	(2.6)	(3.7)

Other (expense) income:
Interest expense, net	(0.2)	(0.6)
Other (expense) income, net	(0.1)	0.1
Total other expense	(0.3)	(0.5)
Loss before income taxes	(2.9)	(4.2)

Income tax benefit	(3.4)	(2.8)
Net income (loss)	0.5%	(1.4)%

Thirteen Weeks Ended March 29, 2022 Compared to Thirteen Weeks Ended March 30, 2021

Revenues.  Total revenues increased by $75.4 million, or 33.8%, to $298.7 million during the thirteen weeks ended March 29, 2022, from $223.3 million during the comparable thirteen week period of 2021. The increase in revenues primarily consisted of a 33.9%, or $74.0 million, increase in comparable restaurant sales, a $2.9 million increase in sales from new restaurants not yet in our comparable restaurant sales base, coupled with a net $0.7 million increase related to the re-opening in August 2021 of our temporarily closed restaurant due to the COVID pandemic. Revenue increases were offset by a $1.2 million decrease in revenues related to expired loyalty points during the same period in the prior year, which were recorded to revenue, a $0.5 million decrease related to the closure of our Pasadena restaurant, and a $0.3 million decrease related to our temporarily closed restaurant as a result of a fire. The increase in comparable restaurant sales was the result of an increase in guest traffic of approximately 26.4%, coupled with an increase in average check of approximately 7.5%. The increase in guest traffic was primarily due to the re-opening of our dining rooms, which were closed or restricted in operation during the same period in 2021.

Cost of Sales.  Cost of sales increased by $25.3 million, or 45.1%, to $81.5 million during the thirteen weeks ended March 29, 2022, from $56.1 million during the comparable thirteen week period of 2021. This increase was primarily due to the increase in revenue, commodity cost increases and costs related to our three new restaurants opened and one restaurant re-opened since the thirteen weeks ended March 30, 2021, offset by our Pasadena restaurant that was closed at the beginning of the current fiscal year. As a percentage of revenues, cost of sales increased to 27.3% for the current thirteen week period from 25.1% for the prior year comparable period. This increase was primarily due to inflationary pressure on food costs, partially mitigated by menu price increases.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $34.6 million, or 42.4%, to $116.3 million during the thirteen weeks ended March 29, 2022, from $81.7 million during the comparable thirteen week period of 2021. This increase was primarily due to increased team members and higher training and overtime costs due to the re-opening of our dining rooms, which were closed or had restricted operations during the same period in 2021, and expenses related to the three new restaurants opened and one restaurant re-opened since the thirteen weeks ended March 30, 2021. Increases in labor and benefit costs were offset in part by the closure of our Pasadena restaurant at the beginning of the current fiscal year. As a percentage of revenues, labor and benefit costs increased to 38.9% for the current thirteen week period from 36.6% for the prior year comparable period. This increase was primarily due to higher wages, training and overtime hours due to increased hiring activities, and the deleveraging impact from the COVID-19 Omicron wave in January when sales were severely impacted. Included in labor and benefits for the thirteen weeks ended March 29, 2022 and March 30, 2021, was approximately $0.8 million, or 0.3% and 0.4% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $11.9 million, or 19.8%, to $71.7 million during the thirteen weeks ended March 29, 2022, from $59.8 million during the comparable thirteen week period of 2021. This increase was primarily due to higher merchant credit card fees as a result of increased revenues, increased supply costs, higher janitorial services related to the re-opening of our dining rooms, coupled with increased marketing costs and costs related to the three new restaurants opened and one restaurant re-opened since the thirteen weeks ended March 30, 2021. As a percentage of revenues, occupancy and operating expenses decreased to 24.0% for the current thirteen week period from 26.8% for the prior year comparable period. This decrease was primarily due to our ability to leverage certain fixed operating and occupancy costs over a higher revenue base.

General and Administrative.  General and administrative expenses increased by $3.0 million, or 19.6%, to $18.3 million during the thirteen weeks ended March 29, 2022, from $15.3 million during the comparable thirteen week period of 2021. This increase was primarily due to increases in personnel, travel, recruiting and outside services as we returned closer to pre-pandemic operations and have invested in growth initiatives. Included in general and administrative costs for the thirteen weeks ended March 29, 2022 and March 30, 2021, was approximately $2.0 million and $1.6 million, respectively, or 0.7% of revenues, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 6.1% for the current thirteen week period from 6.8% for the prior year comparable period. This decrease was primarily due to our ability to leverage our fixed costs over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization decreased by $0.2 million, or 1.2%, to $18.0 million during the thirteen weeks ended March 29, 2022, compared to $18.2 million during the comparable thirteen week period of 2021. This decrease was primarily related to impairment and disposal charges taken in fiscal 2021, including the impairment and reduction of carrying value related to our Pasadena restaurant that closed at the beginning of the year. The decrease in depreciation and amortization was partially offset by depreciation expense related to our restaurants opened since the thirteen weeks ended March 30, 2021. As a percentage of revenues, depreciation and amortization decreased to 6.0% for the current thirteen week period from 8.2% for the prior year comparable period. This decrease was primarily due to a higher revenue base.

Restaurant Opening.  Restaurant opening expense increased by $0.5 million, or 355.5%, to $0.6 million during the thirteen weeks ended March 29, 2022, compared to $0.1 million during the comparable thirteen week period of 2021. This increase was primarily due to the timing of our openings. We opened one restaurant during the thirteen weeks ended March 29, 2022 and a second restaurant two weeks after the thirteen weeks ended March 29, 2022, compared to no new restaurant openings during the thirteen weeks ended March 30, 2021.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $0.2 million during the thirteen weeks ended March 29, 2022, and $0.3 million during the comparable thirteen week period of 2021. These costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date, offset by a $0.3 million gain related to the sale of certain assets and our liquor license at our Pasadena restaurant in the current fiscal year.

Interest Expense, Net.  Interest expense, net, decreased by $0.8 million to $0.6 million during the thirteen weeks ended March 29, 2022, compared to $1.4 million during the comparable thirteen week period of 2021. This decrease was primarily due to a lower average debt balance during the thirteen weeks ended March 29, 2022, compared to the comparable thirteen week period of 2021.

Other (Expense) Income, Net.  Other (expense) income, net, decreased by $0.7 million to $0.4 million of expense during the thirteen weeks ended March 29, 2022, compared to $0.3 million of income during the comparable thirteen week period of 2021. This was primarily related to the decrease in the cash surrender value of certain life insurance policies under our deferred compensation plan. This decrease offsets the related deferred compensation expense impact included within “General and administrative” expenses on our Unaudited Consolidated Statements of Operations.

Income Tax Benefit.  Our effective income tax rate for the thirteen weeks ended March 29 2022, reflected a 116.8% tax benefit compared to a 66.3% tax benefit for the comparable thirteen week period of 2021. The effective tax rate benefit for the thirteen weeks ended March 29, 2022 and March 30, 2021, was different than the statutory tax rate primarily due to FICA tax tip credits and its relationship to pre-tax earnings.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	March 29, 2022	December 28, 2021
Cash and cash equivalents	$27,201	$38,527
Net working capital	$(112,099)	$(109,619)
Current ratio	0.4:1.0	0.5:1.0

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirteen Weeks Ended
	March 29, 2022	March 30, 2021
Net cash provided by operating activities	$609	$14,212
Net cash used in investing activities	(11,530)	(6,877)
Net cash (used in) provided by financing activities	(405)	31,248
Net (decrease) increase in cash and cash equivalents	$(11,326)	$38,583

Operating Cash Flows

Net cash provided by operating activities was $0.6 million during the thirteen weeks ended March 29, 2022, representing a $13.6 million decrease from the $14.2 million provided by during the thirteen weeks ended March 30, 2021. The decrease over the prior year is primarily due to the payment timing of accounts payable and accrued expenses, offset by the collection of accounts and other receivable and higher net income during the thirteen weeks ended March 29, 2022.

Investing Cash Flows

Net cash used in investing activities was $11.5 million during the thirteen weeks ended March 29, 2022, representing a $4.7 million increase from the $6.9 million used during the thirteen weeks ended March 30, 2021. The increase over prior year is primarily due to an increase in the number of new restaurant openings, new restaurants under construction and key productivity remodels.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Thirteen Weeks Ended
	March 29, 2022	March 30, 2021
New restaurants	$7,865	$4,676
Restaurant maintenance and key productivity initiatives	3,870	1,649
Restaurant and corporate systems	361	552
Total capital expenditures	$12,096	$6,877

As of May 2, 2022, we have opened two new restaurants and closed our Pasadena restaurant during fiscal 2022. We currently plan to open as many as eight restaurants in fiscal 2022, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2022 new restaurant locations. Our new restaurant unit economics continue to warrant an appropriate allocation of our available capital, and we will continue to balance new restaurant growth with quality and hospitality.

We currently anticipate our total capital expenditures for fiscal 2022 to be approximately $90 million to $95 million. This estimate includes costs to open up to eight new restaurants and remodel several existing locations. Total capital expenditures exclude anticipated proceeds from tenant improvement allowances and sale-leasebacks. We expect to fund our net capital expenditures with our current cash balance on hand, cash flows from operations and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $0.4 million during the thirteen weeks ended March 29, 2022, representing a $31.7 million decrease from the $31.2 million provided during the thirteen weeks ended March 30, 2021. This decrease was primarily due to proceeds from the issuance of common stock during the thirteen weeks ended March 30, 2021.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 29, 2022, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

Inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations. Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the cost of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant customers. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather or other market conditions outside of our control. We are currently unable to contract for certain commodities, such as fluid dairy, fresh meat or seafood, and most fresh produce items, for long periods of time. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. While we have not had material disruptions in our supply chain, we have experienced some product shortages and higher costs and inflationary pressures, which have affected our average per-guest check.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2021. During the thirteen weeks ended March 29, 2022, there were no significant changes in our critical accounting policies.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $50.0 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, which is currently suspended, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.4 million annual impact on our net income (loss).

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2022, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2021.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our share repurchase program is currently suspended until it is in the best interest of the Company and its shareholders to resume. As of March 29, 2022, we have cumulatively repurchased shares valued at approximately $475.6 million in accordance with our approved share repurchase plan. We did not repurchase shares during the thirteen weeks ended March 29, 2022. As of March 29, 2022, we have approximately $24.4 million available under our share repurchase plan.

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

BJ’S RESTAURANTS, INC.
(Registrant)

May 2, 2022	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ THOMAS A. HOUDEK
Thomas A. Houdek
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)