Form 10-Q
period 2022-06-28
BJs RESTAURANTS INC
filed 2022-08-01
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2022

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

As of July 29, 2022, there were 23,454,137 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 28, 2022	December 28, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,761	$38,527
Accounts and other receivables, net	22,827	29,055
Inventories, net	11,777	11,579
Prepaid expenses and other current assets	9,183	11,654
Total current assets	81,548	90,815

Property and equipment, net	500,396	506,111
Operating lease assets	369,357	365,244
Goodwill	4,673	4,673
Deferred income taxes	33,175	24,902
Other assets, net	41,966	43,421
Total assets	$1,031,115	$1,035,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,874	$48,840
Accrued expenses	103,688	112,354
Current operating lease obligations	39,981	39,240
Total current liabilities	191,543	200,434

Long-term operating lease obligations	435,578	436,016
Long-term debt	50,000	50,000
Other liabilities	13,650	14,945
Total liabilities	690,771	701,395

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 23,439 and 23,304 shares issued and outstanding as of June 28, 2022 and December 28, 2021, respectively	—	—
Capital surplus	70,728	72,513
Retained earnings	269,616	261,258
Total shareholders’ equity	340,344	333,771
Total liabilities and shareholders’ equity	$1,031,115	$1,035,166

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Revenues	$329,697	$290,283	$628,426	$513,590
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	90,928	75,586	172,394	131,735
Labor and benefits	123,111	104,218	239,397	185,898
Occupancy and operating	76,560	67,567	148,261	127,395
General and administrative	16,905	17,032	35,158	32,293
Depreciation and amortization	17,565	18,233	35,541	36,436
Restaurant opening	1,045	721	1,628	849
Loss on disposal and impairment of assets	438	252	595	525
Total costs and expenses	326,552	283,609	632,974	515,131
Income (loss) from operations	3,145	6,674	(4,548)	(1,541)

Other (expense) income:
Interest expense, net	(436)	(1,594)	(1,070)	(2,996)
Other (expense) income, net	(187)	(8)	(575)	302
Total other expense	(623)	(1,602)	(1,645)	(2,694)
Income (loss) before income taxes	2,522	5,072	(6,193)	(4,235)

Income tax expense (benefit)	2,225	(1,297)	(7,950)	(7,463)
Net income	$297	$6,369	$1,757	$3,228

Net income per share:
Basic	$0.01	$0.27	$0.08	$0.14
Diluted	$0.01	$0.26	$0.07	$0.13

Weighted average number of shares outstanding:
Basic	23,434	23,247	23,405	23,087
Diluted	23,576	24,252	23,658	24,083

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, March 30, 2021	23,219	$—	$67,289	$257,994	$325,283
Exercise of stock options	28	1,202	(301)	—	901
Issuance of common stock	—	(50)	—	—	(50)
Issuance of restricted stock units	20	901	(915)	—	(14)
Reclassification of common stock	—	(2,053)	—	2,053	—
Stock-based compensation	—	—	2,640	—	2,640
Adjustment to dividends previously accrued	—	—	—	5	5
Net income	—	—	—	6,369	6,369
Balance, June 29, 2021	23,267	$—	$68,713	$266,421	$335,134

Balance, March 29, 2022	23,416	$—	$69,326	$268,336	$337,662
Issuance of restricted stock units	23	978	(978)	—	—
Reclassification of common stock	—	(978)	—	978	—
Stock-based compensation	—	—	2,380	—	2,380
Adjustment to dividends previously accrued	—	—	—	5	5
Net income	—	—	—	297	297
Balance, June 28, 2022	23,439	$—	$70,728	$269,616	$340,344

	For the Twenty-Six Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 29, 2020	22,318	$—	$71,722	$222,066	$293,788
Exercise of stock options	122	6,394	(1,883)	—	4,511
Issuance of common stock	704	28,907	—	—	28,907
Issuance of restricted stock units	123	5,816	(6,281)	—	(465)
Reclassification of common stock	—	(41,117)	—	41,117	—
Stock-based compensation	—	—	5,155	—	5,155
Adjustment to dividends previously accrued	—	—	—	10	10
Net Income	—	—	—	3,228	3,228
Balance, June 29, 2021	23,267	$—	$68,713	$266,421	$335,134

Balance, December 28, 2021	23,304	$—	$72,513	$261,258	$333,771
Issuance of restricted stock units	135	6,593	(6,953)	—	(360)
Reclassification of common stock	—	(6,593)	—	6,593	—
Stock-based compensation	—	—	5,168	—	5,168
Adjustment to dividends previously accrued	—	—	—	8	8
Net income	—	—	—	1,757	1,757
Balance, June 28, 2022	23,439	$—	$70,728	$269,616	$340,344

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	June 28, 2022	June 29, 2021
Cash flows from operating activities:
Net income	$1,757	$3,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,541	36,436
Non-cash lease expense	16,585	15,419
Amortization of financing costs	109	283
Deferred income taxes	(8,273)	(7,701)
Stock-based compensation expense	4,999	4,983
Loss on disposal and impairment of assets	595	525
Changes in assets and liabilities:
Accounts and other receivables	7,557	(1,432)
Inventories, net	95	58
Prepaid expenses and other current assets	2,052	1,574
Other assets, net	(810)	5
Accounts payable	(5)	9,337
Accrued expenses	(8,596)	11,859
Operating lease obligations	(20,099)	(21,335)
Other liabilities	(1,295)	259
Net cash provided by operating activities	30,212	53,498

Cash flows from investing activities:
Purchases of property and equipment	(31,119)	(14,291)
Proceeds from sale of assets	566	21
Net cash used in investing activities	(30,553)	(14,270)

Cash flows from financing activities:
Borrowings on line of credit	320,000	697,600
Payments on line of credit	(320,000)	(732,600)
Payments of debt issuance costs	(3)	(315)
Proceeds from issuance of common stock, net	—	28,907
Taxes paid on vested stock units under employee plans	(360)	(938)
Proceeds from exercise of stock options	—	4,511
Cash dividends accrued under stock compensation plans	(62)	(82)
Net cash used in financing activities	(425)	(2,917)

Net (decrease) increase in cash and cash equivalents	(766)	36,311
Cash and cash equivalents, beginning of period	38,527	51,664
Cash and cash equivalents, end of period	$37,761	$87,975

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	June 28, 2022	June 29, 2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$469	$292
Cash paid for interest, net of capitalized interest	$631	$2,457
Cash paid for operating lease obligations	$33,238	$35,348
Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$22,118	$7,704
Tenant improvement allowance receivable	$1,600	$4,163
Property and equipment acquired and included in accounts payable	$7,260	$707
Stock-based compensation capitalized	$169	$172

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the twenty-six weeks ended June 28, 2022 may not be indicative of operating results for the entire year.

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

COVID-19 Pandemic Update

The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our operations and financial results for the foreseeable future. We continue to monitor the progression of the COVID-19 pandemic and state, local and federal government regulatory and public health responses thereto. As of the date of this report, most of our restaurants were operating with few, if any, restrictions. However, it is possible additional outbreaks could require us to reduce our capacity, implement social distancing, or further suspend our in-restaurant dining operations. Our restaurant performance could be adversely affected if we are required by law to have guests present evidence of vaccination or negative tests in a significant number of jurisdictions. There is also no guarantee that state and local jurisdictions that have eased restrictions will not later reverse or roll-back the restrictions, as many have done in the past. Additionally, our restaurant operations have been and could continue to be disrupted by employee (referred to as “team member”) staffing issues because of illness, exclusion, fear of contracting COVID-19 or caring for family members due to COVID-19, legal requirements for team member vaccinations or COVID testing, lack of labor supply, competitive labor pressures, or for other reasons. Furthermore, we remain in regular contact with our major suppliers and while to date we have not experienced material disruptions in our supply chain due to COVID-19, we could see material future disruptions should the impacts of COVID-19 continue. For more information regarding the risks to our business relating to the COVID-19 pandemic, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2021.

2.  REVENUE RECOGNITION

Our revenues are comprised of food and beverage sales from our restaurants. Revenues from restaurant sales are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Based on historical redemption rates, a portion of our gift card sales are not expected to be redeemed and are recognized as gift card “breakage” over time. Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to government authorities. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been approximately 24 months after the original gift card issuance date.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	June 28, 2022	December 28, 2021
Gift card liability	$14,253	$19,499
Deferred loyalty revenue	$3,522	$3,949

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Revenue recognized from gift card liability	$1,887	$1,843	$8,568	$6,743
Revenue recognized from customer loyalty program	$1,209	$1,378	$5,314	$6,926

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

Lease costs included in “Occupancy & operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Lease cost	$14,827	$14,378	$29,662	$28,587
Variable lease cost	1,037	469	1,745	602
Total lease costs	$15,864	$14,847	$31,407	$29,189

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

Our Credit Facility matures on November 3, 2026, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On June 28, 2022, there were borrowings of $50.0 million and letters of credit of $17.1 million outstanding, leaving $147.9 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage not to exceed 2.00% (with a floor on BSBY of 0.00%), or (b) a percentage not to exceed 1.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, (iii) the BSBY rate plus 1.00%, and (iv) 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA plus lease expenses. The weighted average interest rate during the twenty-six weeks ended June 28, 2022 was approximately 2.2%.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At June 28, 2022, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest on the Line of Credit, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $1.1 million and $3.0 million, for the twenty-six weeks ended June 28, 2022 and June 29, 2021, respectively. We also capitalized approximately $90,000 and $40,000 of interest expense related to new restaurant construction during each of the twenty-six weeks ended June 28, 2022 and June 29, 2021.

5.  NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if in-the-money stock options issued by us to sell common stock at set prices were exercised and if restrictions on restricted stock units (“RSUs”) issued by us were to lapse (collectively, equity awards) using the treasury stock method. Performance-based RSUs are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and we include these contingently issuable shares in our diluted net income calculation. Once these performance-based RSUs vest, they are included in our basic net income per share calculation.

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Numerator:
Net income	$297	$6,369	$1,757	$3,228
Denominator:
Weighted-average shares outstanding – basic	23,434	23,247	23,405	23,087
Dilutive effect of equity awards	142	1,005	253	996
Weighted-average shares outstanding – diluted	23,576	24,252	23,658	24,083

Net income per share:
Basic	$0.01	$0.27	$0.08	$0.14
Diluted	$0.01	$0.26	$0.07	$0.13

For the thirteen weeks ended June 28, 2022 and June 29, 2021, there were approximately 2.2 million and 0.2 million shares of equity awards and warrants, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive. For the twenty-six weeks ended June 28, 2022 and June 29, 2021, there were approximately 2.0 million and 0.2 million shares of equity awards and warrants, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

6.  STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. Equity Incentive Plan, (as amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to team members, officers, directors and consultants. We have historically granted incentive stock options, non-qualified stock options, restricted stock and performance and time-based restricted stock units. Stock options are charged against the Plan share reserve on the basis of one share for each share granted. All options granted under the Plan expire within 10 years of their date of grant. Grants of restricted stock, RSUs, performance shares and performance units, if any, are currently charged against the Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as limits on the number that can be granted to a team member during any fiscal year.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Labor and benefits	$640	$723	$1,390	$1,531
General and administrative	$1,648	$1,842	$3,609	$3,452
Capitalized (1)	$93	$75	$169	$172

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	June 28, 2022	June 29, 2021
Expected volatility	63.2%	60.4%
Risk-free interest rate	1.6%	0.5%
Expected option life	5 years	5 years
Dividend yield	—%	—%
Fair value of options granted	$17.35	$23.78

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

Under our stock-based compensation plan the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 28, 2021	775	$41.77	519	$41.02
Granted	100	32.19
Exercised	—	—
Forfeited	(34)	40.98
Outstanding at June 28, 2022	841	$40.67	623	$41.59

As of June 28, 2022, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.7 million, which is generally expected to be recognized over the next three years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 28, 2021	619	$39.35
Granted	218	31.06
Released	(119)	43.36
Forfeited	(45)	36.58
Outstanding at June 28, 2022	673	$36.13

The fair value of time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of June 28, 2022, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $12.7 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 28, 2021	112	$45.60
Granted	52	32.27
Released	(27)	53.22
Forfeited	(14)	40.06
Outstanding at June 28, 2022	123	$38.89

The fair value of performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed, based on management’s current estimate of the level that the performance goal will be achieved. As of June 28, 2022, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $3.1 million, which is generally expected to be recognized over the next three years.

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

Our effective income tax benefit rate for the twenty-six weeks ended June 28, 2022 was 128.4% compared to a benefit of 176.2% for the comparable twenty-six week period of 2021. The effective tax rate benefit for the twenty-six weeks ended June 28, 2022 and June 29, 2021, was different from the statutory tax rate primarily as a result of significant FICA tax tip credits.

As of June 28, 2022, we had unrecognized tax benefits of approximately $1.2 million, of which approximately $1.1 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Twenty-Six Weeks Ended
	June 28, 2022	June 29, 2021
Beginning gross unrecognized tax benefits	$1,198	$1,333
Increases for tax positions taken in prior years	3	—
Decreases for tax positions taken in prior years	(1)	—
Increases for tax positions taken in the current year	22	43
Ending gross unrecognized tax benefits	$1,222	$1,376

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of June 28, 2022, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2017.

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

Stock Repurchases

As of June 28, 2022, we have approximately $24.4 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. Repurchases may be made at any time.

Cash Dividends

Due to the COVID-19 pandemic, our Board of Directors suspended quarterly cash dividends until it is determined that resumption of dividend payments is in the best interest of the Company and its shareholders. As such, the only cash dividends paid during the twenty-six weeks ended June 28, 2022 were related to dividends (declared prior to fiscal 2020) which vested under our stock compensation plans.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private

Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”). The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2021, as updated in our Form 10-Q for the twenty-six weeks ended June 28, 2022 and in other reports filed subsequently with the SEC.

GENERAL

As of August 1, 2022, we own and operate 214 restaurants located in 29 states. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third-party brewers using our proprietary recipes.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended June 28, 2022 and June 29, 2021, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	27.6	26.0	27.4	25.6
Labor and benefits	37.3	35.9	38.1	36.2
Occupancy and operating	23.2	23.3	23.6	24.8
General and administrative	5.1	5.9	5.6	6.3
Depreciation and amortization	5.3	6.3	5.7	7.1
Restaurant opening	0.3	0.2	0.3	0.2
Loss on disposal and impairment of assets	0.1	0.1	0.1	0.1
Total costs and expenses	99.0	97.7	100.7	100.3
Income (loss) from operations	1.0	2.3	(0.7)	(0.3)

Other (expense) income:
Interest expense, net	(0.1)	(0.5)	(0.2)	(0.6)
Other (expense) income, net	(0.1)	—	(0.1)	0.1
Total other expense	(0.2)	(0.6)	(0.3)	(0.5)
Income (loss) before income taxes	0.8	1.7	(1.0)	(0.8)

Income tax expense (benefit)	0.7	(0.4)	(1.3)	(1.5)
Net income	0.1%	2.2%	0.3%	0.6%

Thirteen Weeks Ended June 28, 2022 Compared to Thirteen Weeks Ended June 29, 2021

Revenues.  Total revenues increased by $39.4 million, or 13.6%, to $329.7 million during the thirteen weeks ended June 28, 2022, from $290.3 million during the comparable thirteen week period of 2021. The increase in revenues primarily consisted of an 11.7%, or $33.5 million, increase in comparable restaurant sales and a $5.5 million increase in sales from new restaurants not yet in our comparable restaurant sales base. The increase in comparable restaurant sales was the result of an increase in guest traffic of approximately 7.8%, coupled with an increase in average check of approximately 3.9%, which was made up of approximately 6% in price increases and partially offset by changes in mix. The increase in guest traffic was primarily due to the re-opening of our dining rooms, which were closed or restricted in operation during the same period in 2021.

Cost of Sales.  Cost of sales increased by $15.3 million, or 20.3%, to $90.9 million during the thirteen weeks ended June 28, 2022, from $75.6 million during the comparable thirteen week period of 2021. This increase was primarily due to the increase in revenue, commodity cost increases and costs related to our three new restaurants opened and one restaurant re-opened since the thirteen weeks ended June 29, 2021, offset by our Pasadena restaurant that was closed at the beginning of the current fiscal year. As a percentage of revenues, cost of sales increased to 27.6% for the current thirteen week period from 26.0% for the prior year comparable period. This increase was primarily due to inflationary pressure on food costs, partially mitigated by menu price increases.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $18.9 million, or 18.1%, to $123.1 million during the thirteen weeks ended June 28, 2022, from $104.2 million during the comparable thirteen week period of 2021. This increase was primarily due to additional labor required to support increased revenue, an increase in the number of team members coupled with higher training and overtime costs and expenses related to the three new restaurants opened and one restaurant re-opened since the thirteen weeks ended June 29, 2021. Increases in labor and benefit costs were offset in part by the closure of our Pasadena restaurant at the beginning of the current fiscal year. As a percentage of revenues, labor and benefit costs increased to 37.3% for the current thirteen week period from 35.9% for the prior year comparable period. This increase was primarily due to higher wages, training and overtime hours. Included in labor and benefits for the thirteen weeks ended June 28, 2022 and June 29, 2021, was approximately $0.6 million and $0.7 million, respectively, or 0.2% revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $9.0 million, or 13.3%, to $76.6 million during the thirteen weeks ended June 28, 2022, from $67.6 million during the comparable thirteen week period of 2021. This increase was primarily due to higher merchant credit card fees as a result of increased revenues and increased supply costs, janitorial services, marketing expenses and costs related to the three new restaurants opened and one restaurant re-opened since the thirteen weeks ended June 29, 2021. As a percentage of revenues, occupancy and operating expenses decreased to 23.2% for the current thirteen week period from 23.3% for the prior year comparable period. This decrease was primarily due to our ability to leverage certain fixed operating and occupancy costs over a higher revenue base.

General and Administrative.  General and administrative expenses decreased by $0.1 million, or 0.7%, to $16.9 million during the thirteen weeks ended June 28, 2022, from $17.0 million during the comparable thirteen week period of 2021. This change was primarily due to the decrease in the liability of our deferred compensation plan, offset by increased personnel costs. Included in general and administrative costs for the thirteen weeks ended June 28, 2022 and June 29, 2021, was approximately $1.6 million and $1.8 million, or 0.5% and 0.6% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.1% for the current thirteen week period from 5.9% for the prior year comparable period. This decrease was primarily due to our ability to leverage our fixed costs over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization decreased by $0.7 million, or 3.7%, to $17.6 million during the thirteen weeks ended June 28, 2022, compared to $18.2 million during the comparable thirteen week period of 2021. This decrease was primarily related to impairment and disposal charges taken in fiscal 2021, including the impairment and reduction of carrying value related to our Pasadena restaurant that closed at the beginning of the year. The decrease in depreciation and amortization was partially offset by depreciation expense related to our restaurants opened since the thirteen weeks ended June 29, 2021. As a percentage of revenues, depreciation and amortization decreased to 5.3% for the current thirteen week period from 6.3% for the prior year comparable period. This decrease was primarily due to a higher revenue base.

Restaurant Opening.  Restaurant opening expense increased by $0.3 million, or 44.9%, to $1.0 million during the thirteen weeks ended June 28, 2022, compared to $0.7 million during the comparable thirteen week period of 2021. This increase was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $0.4 million during the thirteen weeks ended June 28, 2022, and $0.3 million during the comparable thirteen week period of 2021. These costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net.  Interest expense, net, decreased by $1.2 million to $0.4 million during the thirteen weeks ended June 28, 2022, compared to $1.6 million during the comparable thirteen week period of 2021. This decrease was primarily due to a lower average debt balance during the thirteen weeks ended June 28, 2022, compared to the comparable thirteen week period of 2021.

Other (Expense) Income, Net.  Other (expense) income, net, was $0.2 million of expense during the thirteen weeks ended June 28, 2022. This was primarily related to the loss associated with the cash surrender value of certain life insurance policies under our deferred compensation plan. This loss offsets the related deferred compensation expense impact included within “General and administrative” expenses on our Unaudited Consolidated Statements of Operations. The increased loss related to the cash surrender value of certain life insurance policies was partially offset by an insurance reimbursement related to business interruptions due to civil unrest coupled with compensation from the city related to a partial parking lot closure at one of our restaurants.

Income Tax Expense (Benefit).  Our effective income tax rate for the thirteen weeks ended June 28, 2022, reflected an 88.2% tax expense compared to a 25.6% tax benefit for the comparable thirteen week period of 2021. The effective tax rate for the thirteen weeks ended June 28, 2022 and June 29, 2021, was different than the statutory tax rate primarily due to FICA tax tip credits and its relationship to pre-tax earnings.

Twenty-Six Weeks Ended June 28, 2022 Compared to Twenty-Six Weeks Ended June 29, 2021

Revenues.  Total revenues increased by $114.8 million, or 22.4%, to $628.4 million during the twenty-six weeks ended June 28, 2022, from $513.6 million during the comparable twenty-six week period of 2021. The increase in revenues primarily consisted of a 21.3%, or $107.5 million, increase in comparable restaurant sales, and an $8.4 million increase in sales from new restaurants not yet in our comparable restaurant sales base. Revenue increases were primarily offset by a $1.4 million decrease related to the closure of our Pasadena restaurant. The increase in comparable restaurant sales was the result of an increase in guest traffic of approximately 16.1%, coupled with an increase in average check of approximately 5.2%, which was made up of approximately 6% in price increases and partially offset by changes in mix. The increase in guest traffic was primarily due to the re-opening of our dining rooms, which were closed or restricted in operation during the same period in 2021.

Cost of Sales.  Cost of sales increased by $40.7 million, or 30.9%, to $172.4 million during the twenty-six weeks ended June 28, 2022, from $131.7 million during the comparable twenty-six week period of 2021. This increase was primarily due to the increase in revenue, commodity cost increases and costs related to our three new restaurants opened and one restaurant re-opened since the twenty-six weeks ended June 29, 2021, offset by our Pasadena restaurant that was closed at the beginning of the current fiscal year. As a percentage of revenues, cost of sales increased to 27.4% for the current twenty-six week period from 25.6% for the prior year comparable period. This increase was primarily due to inflationary pressure on food costs, partially mitigated by menu price increases.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $53.5 million, or 28.8%, to $239.4 million during the twenty-six weeks ended June 28, 2022, from $185.9 million during the comparable twenty-six week period of 2021. This increase was primarily due to increased team members and higher training and overtime costs due to the re-opening of our dining rooms, which were closed or had restricted operations during a portion of the same period in 2021, and expenses related to the three new restaurants opened and one restaurant re-opened since the twenty-six weeks ended June 29, 2021. Increases in labor and benefit costs were offset in part by the closure of our Pasadena restaurant at the beginning of the current fiscal year. As a percentage of revenues, labor and benefit costs increased to 38.1% for the current twenty-six week period from 36.2% for the prior year comparable period. This increase was primarily due to higher wages, training and overtime hours due to increased hiring activities, and the deleveraging impact from the COVID-19 Omicron wave in January 2022 when sales were severely impacted. Included in labor and benefits for the twenty-six weeks ended June 28, 2022 and June 29, 2021, was approximately $1.4 million and $1.5 million, or 0.2% and 0.3% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $20.9 million, or 16.4%, to $148.3 million during the twenty-six weeks ended June 28, 2022, from $127.4 million during the comparable twenty-six week period of 2021. This increase was primarily due to higher merchant credit card fees, supply costs, janitorial services related to the re-opening of our dining rooms, coupled with increased marketing costs and costs related to the three new restaurants opened and one restaurant re-opened since the twenty-six weeks ended June 29, 2021. As a percentage of revenues, occupancy and operating expenses decreased to 23.6% for the current twenty-six week period from 24.8% for the prior year comparable period. This decrease was primarily due to our ability to leverage certain fixed operating and occupancy costs over a higher revenue base.

General and Administrative.  General and administrative expenses increased by $2.9 million, or 8.9%, to $35.2 million during the twenty-six weeks ended June 28, 2022, from $32.3 million during the comparable twenty-six week period of 2021. This increase was primarily due to increases in personnel, travel, recruiting and outside services as we returned closer to pre-pandemic operations and have invested in growth initiatives, offset by the decrease in the liability of our deferred compensation plan. Included in general and administrative costs for the twenty-six weeks ended June 28, 2022 and June 29, 2021, was approximately $3.6 million and $3.5 million, or 0.6% and 0.7% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.6% for the current twenty-six week period from 6.3% for the prior year comparable period. This decrease was primarily due to our ability to leverage our fixed costs over a higher revenue base.

Depreciation and Amortization.  Depreciation and amortization decreased by $0.9 million, or 2.5%, to $35.5 million during the twenty-six weeks ended June 28, 2022, compared to $36.4 million during the comparable twenty-six week period of 2021. This decrease was primarily related to impairment and disposal charges taken in fiscal 2021, including the impairment and reduction of carrying value related to our Pasadena restaurant that closed at the beginning of the year. The decrease in depreciation and amortization was partially offset by depreciation expense related to our three new restaurants opened since the twenty-six weeks ended June 29, 2021. As a percentage of revenues, depreciation and amortization decreased to 5.7% for the current twenty-six week period from 7.1% for the prior year comparable period. This decrease was primarily due to a higher revenue base.

Restaurant Opening.  Restaurant opening expense increased by $0.8 million, or 91.5%, to $1.6 million during the twenty-six weeks ended June 28, 2022, compared to $0.8 million during the comparable twenty-six week period of 2021. This increase was primarily due to the timing of our openings. We opened three new restaurants during the twenty-six weeks ended June 28, 2022, compared to two new restaurants during the twenty-six weeks ended June 29, 2021.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $0.6 million during the twenty-six weeks ended June 28, 2022, and $0.5 million during the comparable twenty-six week period of 2021. These costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net.  Interest expense, net, decreased by $1.9 million to $1.1 million during the twenty-six weeks ended June 28, 2022, compared to $3.0 million during the comparable twenty-six week period of 2021. This decrease was primarily due to a lower average debt balance during the twenty-six weeks ended June 28, 2022, compared to the comparable twenty-six week period of 2021.

Other (Expense) Income, Net.  Other (expense) income, net, increased by $0.9 million to $0.6 million of expense during the twenty-six weeks ended June 28, 2022, compared to $0.3 million of income during the comparable twenty-six week period of 2021. This was primarily related to the loss associated with the cash surrender value of certain life insurance policies under our deferred compensation plan. This loss offsets the related deferred compensation expense impact included within “General and administrative” expenses on our Unaudited Consolidated Statements of Operations. The increased loss related to the cash surrender value of certain life insurance policies was partially offset by an insurance reimbursement related to business interruptions due to civil unrest and compensation from the city related to a partial parking lot closure at one of our restaurants.

Income Tax Benefit.  Our effective income tax rate for the twenty-six weeks ended June 28, 2022, reflected a 128.4% tax benefit compared to a 176.2% tax benefit for the comparable twenty-six week period of 2021. The effective tax rate benefit for the twenty-six weeks ended June 28, 2022 and June 29, 2021, was different than the statutory tax rate primarily due to FICA tax tip credits and its relationship to pre-tax earnings.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	June 28, 2022	December 28, 2021
Cash and cash equivalents	$37,761	$38,527
Net working capital	$(109,995)	$(109,619)
Current ratio	0.4:1.0	0.5:1.0

As a result of uncertainties in the near-term macro environment caused by the COVID-19 pandemic, including supply chain challenges, and commodity and labor inflation, we continue to focus on cash flow generation and maintaining a solid and flexible financial position to execute our long term strategy of investing in our business and opening new restaurants. We continue to monitor the macro environment and will adjust our overall approach to capital allocation, including share repurchases and dividends, as the post-pandemic recovery unfolds.

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Twenty-Six Weeks Ended
	June 28, 2022	June 29, 2021
Net cash provided by operating activities	$30,212	$53,498
Net cash used in investing activities	(30,553)	(14,270)
Net cash used in financing activities	(425)	(2,917)
Net (decrease) increase in cash and cash equivalents	$(766)	$36,311

Operating Cash Flows

Net cash provided by operating activities was $30.2 million during the twenty-six weeks ended June 28, 2022, representing a $23.3 million decrease from the $53.5 million provided by during the twenty-six weeks ended June 29, 2021. The decrease over the prior year is primarily due to the payment timing of accounts payable and accrued expenses, offset by the collection of accounts and other receivable during the twenty-six weeks ended June 29, 2021.

Investing Cash Flows

Net cash used in investing activities was $30.6 million during the twenty-six weeks ended June 28, 2022, representing a $16.3 million increase from the $14.3 million used during the twenty-six weeks ended June 29, 2021. The increase over prior year is primarily due to an increase in the number of new restaurant openings, new restaurants under construction and key productivity initiatives.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Twenty-Six Weeks Ended
	June 28, 2022	June 29, 2021
New restaurants	$18,168	$7,662
Restaurant maintenance and key productivity initiatives	11,899	5,585
Restaurant and corporate systems	1,052	1,044
Total capital expenditures	$31,119	$14,291

As of August 1, 2022, we have opened three new restaurants and closed our Pasadena restaurant during fiscal 2022. We currently plan to open as many as eight restaurants in fiscal 2022, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2022 new restaurant locations. Our new restaurant unit economics continue to warrant an appropriate allocation of our available capital, and we will continue to balance new restaurant growth with quality and hospitality.

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

Financing Cash Flows

Net cash used in financing activities was $0.4 million during the twenty-six weeks ended June 28, 2022, representing a $2.5 million decrease from the $2.9 million used during the twenty-six weeks ended June 29, 2021. This decrease was primarily due to proceeds from the issuance of common stock and stock option exercises during the twenty-six weeks ended June 29, 2021, offset by higher payments on our line of credit.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 28, 2022, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

Our country is currently experiencing multi-decade high inflation. Inflation on food, labor, energy and occupancy and operating costs is currently impacting the profitability of our restaurant operations compared to historical trends. Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the cost of key operating resources, including food and other raw materials, labor, energy and other supplies and services. While we have taken steps to enter into agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather or other market conditions outside of our control. We are currently unable to contract for certain commodities, such as fluid dairy, fresh meat or seafood, and most fresh produce items, for long periods of time. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. While we have not had material disruptions in our supply chain, we have experienced some product shortages and higher costs for many of our commodities.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2021. During the twenty-six weeks ended June 28, 2022, there were no significant changes in our critical accounting policies.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $50.0 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.4 million annual impact on our net income.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2022, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 28, 2022, we have cumulatively repurchased shares valued at approximately $475.6 million in accordance with our approved share repurchase plan. We did not repurchase shares during the twenty-six weeks ended June 28, 2022. As of June 28, 2022, we have approximately $24.4 million available under our share repurchase plan.

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

10.1	Equity Incentive Plan, as amended and restated.

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

August 1, 2022	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ THOMAS A. HOUDEK
Thomas A. Houdek
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)