Form 10-Q
period 2022-09-27
BJs RESTAURANTS INC
filed 2022-10-31
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2022

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

As of October 28, 2022, there were 23,392,092 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 27, 2022	December 28, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,179	$38,527
Accounts and other receivables, net	19,874	29,055
Inventories, net	11,760	11,579
Prepaid expenses and other current assets	10,984	11,654
Total current assets	61,797	90,815

Property and equipment, net	505,247	506,111
Operating lease assets	368,001	365,244
Goodwill	4,673	4,673
Deferred income taxes	37,805	24,902
Other assets, net	40,023	43,421
Total assets	$1,017,546	$1,035,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$51,088	$48,840
Accrued expenses	93,657	112,354
Current operating lease obligations	40,100	39,240
Total current liabilities	184,845	200,434

Long-term operating lease obligations	433,095	436,016
Long-term debt	50,000	50,000
Other liabilities	10,592	14,945
Total liabilities	678,532	701,395

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 23,363 and 23,304 shares issued and outstanding as of September 27, 2022 and December 28, 2021, respectively	—	—
Capital surplus	72,861	72,513
Retained earnings	266,153	261,258
Total shareholders’ equity	339,014	333,771
Total liabilities and shareholders’ equity	$1,017,546	$1,035,166

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Revenues	$311,348	$282,180	$939,774	$795,770
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	85,010	76,647	257,404	208,382
Labor and benefits	117,476	105,023	356,873	290,921
Occupancy and operating	76,931	68,876	225,192	196,271
General and administrative	18,885	17,293	54,043	49,586
Depreciation and amortization	17,356	18,224	52,897	54,660
Restaurant opening	482	375	2,110	1,224
Loss on disposal and impairment of assets	379	2,700	974	3,225
Total costs and expenses	316,519	289,138	949,493	804,269
Loss from operations	(5,171)	(6,958)	(9,719)	(8,499)

Other (expense) income:
Interest expense, net	(645)	(1,047)	(1,715)	(4,043)
Other income (expense), net	57	446	(518)	748
Total other expense	(588)	(601)	(2,233)	(3,295)
Loss before income taxes	(5,759)	(7,559)	(11,952)	(11,794)

Income tax benefit	(4,117)	(5,383)	(12,067)	(12,846)
Net (loss) income	$(1,642)	$(2,176)	$115	$1,052

Net (loss) income per share:
Basic	$(0.07)	$(0.09)	$0.00	$0.05
Diluted	$(0.07)	$(0.09)	$0.00	$0.04

Weighted average number of shares outstanding:
Basic	23,427	23,290	23,413	23,154
Diluted	23,427	23,290	23,628	24,054

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, June 29, 2021	23,267	$—	$68,713	$266,421	$335,134
Issuance of restricted stock units	29	1,233	(1,233)	—	—
Reclassification of common stock	—	(1,233)	—	1,233	—
Stock-based compensation	—	—	2,500	—	2,500
Adjustment to dividends previously accrued	—	—	—	4	4
Net loss	—	—	—	(2,176)	(2,176)
Balance, September 28, 2021	23,296	$—	$69,980	$265,482	$335,462

Balance, June 28, 2022	23,439	$—	$70,728	$269,616	$340,344
Issuance of restricted stock units	15	563	(567)	—	(4)
Repurchase, retirement and reclassification of common stock	(91)	(563)	—	(1,822)	(2,385)
Stock-based compensation	—	—	2,700	—	2,700
Adjustment to dividends previously accrued	—	—	—	1	1
Net loss	—	—	—	(1,642)	(1,642)
Balance, September 27, 2022	23,363	$—	$72,861	$266,153	$339,014

	For the Thirty-Nine Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 29, 2020	22,318	$—	$71,722	$222,066	$293,788
Exercise of stock options	122	6,394	(1,883)	—	4,511
Issuance of common stock	704	28,907	—	—	28,907
Issuance of restricted stock units	152	7,049	(7,514)	—	(465)
Reclassification of common stock	—	(42,350)	—	42,350	—
Stock-based compensation	—	—	7,655	—	7,655
Adjustment to dividends previously accrued	—	—	—	14	14
Net Income	—	—	—	1,052	1,052
Balance, September 28, 2021	23,296	$—	$69,980	$265,482	$335,462

Balance, December 28, 2021	23,304	$—	$72,513	$261,258	$333,771
Issuance of restricted stock units	150	7,156	(7,520)	—	(364)
Repurchase, retirement and reclassification of common stock	(91)	(7,156)	—	4,771	(2,385)
Stock-based compensation	—	—	7,868	—	7,868
Adjustment to dividends previously accrued	—	—	—	9	9
Net income	—	—	—	115	115
Balance, September 27, 2022	23,363	$—	$72,861	$266,153	$339,014

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	September 27, 2022	September 28, 2021
Cash flows from operating activities:
Net income	$115	$1,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,897	54,660
Non-cash lease expense	25,030	23,383
Amortization of financing costs	163	429
Deferred income taxes	(12,903)	(13,139)
Stock-based compensation expense	7,608	7,432
Loss on disposal and impairment of assets	974	3,225
Changes in assets and liabilities:
Accounts and other receivables	10,931	1,297
Inventories, net	262	(172)
Prepaid expenses and other current assets	128	2,750
Other assets, net	479	(1,359)
Accounts payable	(132)	5,976
Accrued expenses	(17,246)	(7,595)
Operating lease obligations	(30,163)	(32,342)
Other liabilities	(4,353)	645
Net cash provided by operating activities	33,790	46,242

Cash flows from investing activities:
Purchases of property and equipment	(50,959)	(25,166)
Proceeds from sale of assets	650	21
Net cash used in investing activities	(50,309)	(25,145)

Cash flows from financing activities:
Borrowings on line of credit	470,000	913,000
Payments on line of credit	(470,000)	(958,000)
Payments of debt issuance costs	(3)	(315)
Proceeds from issuance of common stock, net	—	28,907
Taxes paid on vested stock units under employee plans	(364)	(938)
Proceeds from exercise of stock options	—	4,511
Cash dividends accrued under stock compensation plans	(77)	(111)
Repurchase of common stock	(2,385)	—
Net cash used in financing activities	(2,829)	(12,946)

Net (decrease) increase in cash and cash equivalents	(19,348)	8,151
Cash and cash equivalents, beginning of period	38,527	51,664
Cash and cash equivalents, end of period	$19,179	$59,815

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	September 27, 2022	September 28, 2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$493	$386
Cash paid for interest, net of capitalized interest	$909	$3,207
Cash paid for operating lease obligations	$49,939	$53,743
Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$29,207	$19,965
Tenant improvement allowance receivable	$2,000	$2,100
Property and equipment acquired and included in accounts payable	$10,601	$1,844
Stock-based compensation capitalized	$260	$223

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the thirty-nine weeks ended September 27, 2022 may not be indicative of operating results for the entire year.

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

COVID-19 Pandemic and Other Impacts to our Operating Environment

Our operating results were impacted by the COVID-19 pandemic and operating challenges that followed, including lower availability of workers and supply chain disruptions, which increased costs to operate restaurants. The ongoing effects of the COVID-19 pandemic and the impacts to the operating environment could lead to further inflation, staffing challenges, disruptions in the supply chain and even a return of safety restrictions, including limits to in-restaurant dining. For more information regarding the risks to our business relating to the COVID-19 pandemic, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2021.

2.  REVENUE RECOGNITION

Our revenues are comprised of food and beverage sales from our restaurants. Revenues from restaurant sales are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Based on historical redemption rates, a portion of our gift card sales are not expected to be redeemed and are recognized as gift card “breakage.” Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to government authorities. The estimated gift card breakage is based on when the likelihood of redemption becomes remote, which has typically been approximately 24 months after the original gift card issuance date.

Our “BJ’s Premier Rewards Plus” customer loyalty program enables participants to earn points for qualifying purchases that can be redeemed for food and beverages in the future. We allocate the transaction price between the goods delivered and the future goods that will be delivered on a relative standalone selling price basis, and defer the revenues allocated to the points, less expected expirations, until such points are redeemed.

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	September 27, 2022	December 28, 2021
Gift card liability	$13,313	$19,499
Deferred loyalty revenue	$3,192	$3,949

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Revenue recognized from gift card liability	$1,278	$1,305	$9,846	$8,049
Revenue recognized from customer loyalty program	$1,271	$1,014	$6,584	$7,940

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

Lease costs included in “Occupancy & operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Lease cost	$15,043	$14,615	$44,705	$43,202
Variable lease cost	751	544	2,496	1,146
Total lease costs	$15,794	$15,159	$47,201	$44,348

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

Our Credit Facility matures on November 3, 2026, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On September 27, 2022, there were borrowings of $50.0 million and letters of credit of $17.1 million outstanding, leaving $147.9 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage not to exceed 2.00% (with a floor on BSBY of 0.00%), or (b) a percentage not to exceed 1.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, (iii) the BSBY rate plus 1.00%, and (iv) 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirty-nine weeks ended September 27, 2022 was approximately 2.7%.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At September 27, 2022, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $1.7 million and $4.0 million, for the thirty-nine weeks ended September 27, 2022 and September 28, 2021, respectively. We also capitalized approximately $174,000 and $70,000 of interest expense related to new restaurant construction during each of the thirty-nine weeks ended September 27, 2022 and September 28, 2021, respectively.

5.  NET (LOSS) INCOME PER SHARE

Basic and diluted net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Potentially dilutive shares are excluded from the computation of diluted net (loss) per share since they have an anti-dilutive effect, yet potentially dilutive shares are included in the computation of diluted net income per share. The number of diluted shares reflects the potential dilution that could occur if holders of in-the-money options and warrants were to exercise their right to convert these instruments into common stock and the restrictions on restricted stock units (“RSUs”) were to lapse. Additionally, performance-based RSUs are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and include these contingently issuable shares in our diluted share calculation unless they are antidilutive. Once these performance-based RSUs vest, they are included in our basic net (loss) income per share calculation.

The following table presents a reconciliation of basic and diluted net (loss) income per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Numerator:
Net (loss) income	$(1,642)	$(2,176)	$115	$1,052
Denominator:
Weighted-average shares outstanding – basic	23,427	23,290	23,413	23,154
Dilutive effect of equity awards	—	—	215	900
Weighted-average shares outstanding – diluted	23,427	23,290	23,628	24,054

Net (loss) income per share:
Basic	$(0.07)	$(0.09)	$0.00	$0.05
Diluted	$(0.07)	$(0.09)	$0.00	$0.04

For the thirteen weeks ended September 27, 2022 and September 28, 2021, there were approximately 2.1 million and 0.5 million shares of equity awards and warrants, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive. For the thirty-nine weeks ended September 27, 2022 and September 28, 2021, there were approximately 2.0 million and 0.2 million shares of equity awards and warrants, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Labor and benefits	$653	$641	$2,043	$2,171
General and administrative	$1,957	$1,808	$5,565	$5,261
Capitalized (1)	$90	$66	$260	$223

(1)	Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	September 27, 2022	September 28, 2021
Expected volatility	63.2%	60.7%
Risk-free interest rate	1.6%	0.5%
Expected option life	5 years	5 years
Dividend yield	—%	—%
Fair value of options granted	$17.35	$23.54

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

Under our stock-based compensation plan the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 28, 2021	775	$41.77	519	$41.02
Granted	100	32.19
Exercised	—	—
Forfeited	(35)	40.84
Outstanding at September 27, 2022	840	$40.68	624	$41.58

As of September 27, 2022, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.3 million, which is generally expected to be recognized over the next three years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 28, 2021	619	$39.35
Granted	282	28.98
Released	(135)	42.54
Forfeited	(71)	36.06
Outstanding at September 27, 2022	695	$34.86

The fair value of time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of September 27, 2022, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $11.7 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 28, 2021	112	$45.60
Granted	52	32.27
Released	(27)	53.22
Forfeited	(14)	40.06
Outstanding at September 27, 2022	123	$38.89

The fair value of performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed, based on management’s current estimate of the level that the performance goal will be achieved. As of September 27, 2022, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $2.6 million, which is generally expected to be recognized over the next three years.

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

Our effective income tax benefit rate for the thirty-nine weeks ended September 27, 2022 was 101.0% compared to a benefit rate of 108.9% for the comparable thirty-nine week period of 2021. The effective tax rate benefit for the thirty-nine weeks ended September 27, 2022 and September 28, 2021, was different from the statutory tax rate primarily as a result of significant FICA tax tip credits.

As of September 27, 2022, we had unrecognized tax benefits of approximately $1.3 million, of which approximately $1.1 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirty-Nine Weeks Ended
	September 27, 2022	September 28, 2021
Beginning gross unrecognized tax benefits	$1,198	$1,333
Increases for tax positions taken in prior years	3	—
Decreases for tax positions taken in prior years	(1)	—
Increases for tax positions taken in the current year	74	35
Ending gross unrecognized tax benefits	$1,274	$1,368

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of September 27, 2022, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2017.

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

Stock Repurchases

During the thirty-nine weeks ended September 27, 2022, we repurchased and retired approximately 91,000 shares of our common stock at an average price of $26.12 per share for a total of $2.4 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. These repurchases are the first since the program was suspended in the first quarter of 2020. As of September 27, 2022, we have approximately $22.1 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. Repurchases may be made at any time.

Cash Dividends

Due to the COVID-19 pandemic, we suspended quarterly cash dividends until such time as the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and its shareholders. The only cash dividends paid during the thirty-nine weeks ended September 27, 2022 were related to dividends (declared prior to fiscal 2020) which vested under our stock compensation plans.

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

Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”). The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2021, as updated in our Form 10-Q for the thirty-nine weeks ended September 27, 2022 and in other reports filed subsequently with the SEC.

GENERAL

As of October 31, 2022, we own and operate 214 restaurants located in 29 states. Our proprietary craft beer is produced at several of our locations, our Temple, Texas brewpub locations and by independent third-party brewers using our proprietary recipes.

The first BJ’s restaurant, which opened in 1978 in Orange County, California, was a small sit-down pizzeria that featured Chicago style deep-dish pizza with a unique California twist. Our goal today is to be a leading, varied menu casual dining restaurant brand that focuses on delivering high quality menu options at a compelling value, a dining experience that exceeds our guests’ expectations for service, hospitality and enjoyment, and an atmosphere that is always welcoming and approachable.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended September 27, 2022 and September 28, 2021, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	27.3	27.2	27.4	26.2
Labor and benefits	37.7	37.2	38.0	36.6
Occupancy and operating	24.7	24.4	24.0	24.7
General and administrative	6.1	6.1	5.8	6.2
Depreciation and amortization	5.6	6.5	5.6	6.9
Restaurant opening	0.2	0.1	0.2	0.2
Loss on disposal and impairment of assets	0.1	1.0	0.1	0.4
Total costs and expenses	101.7	102.5	101.0	101.1
Loss from operations	(1.7)	(2.5)	(1.0)	(1.1)

Other (expense) income:
Interest expense, net	(0.2)	(0.4)	(0.2)	(0.5)
Other income (expense), net	—	0.2	(0.1)	0.1
Total other expense	(0.2)	(0.2)	(0.2)	(0.4)
Loss before income taxes	(1.8)	(2.7)	(1.3)	(1.5)

Income tax benefit	(1.3)	(1.9)	(1.3)	(1.6)
Net (loss) income	(0.5)%	(0.8)%	0.0%	0.1%

Thirteen Weeks Ended September 27, 2022 Compared to Thirteen Weeks Ended September 28, 2021

Revenues.  Total revenues increased by $29.2 million, or 10.3%, to $311.3 million during the thirteen weeks ended September 27, 2022, from $282.2 million during the comparable thirteen week period of 2021. The increase in revenues primarily consisted of an 8.9%, or $24.7 million, increase in comparable restaurant sales and a $4.8 million increase in sales from new restaurants not yet in our comparable restaurant sales base. Revenue increases were primarily offset by a $0.9 million decrease related to the closure of one restaurant. The increase in comparable restaurant sales was the result of an increase in guest traffic of approximately 4.2% and an increase in average check of approximately 4.7%, due to menu price increases, partially offset by changes in mix.

Cost of Sales.  Cost of sales increased by $8.4 million, or 10.9%, to $85.0 million during the thirteen weeks ended September 27, 2022, from $76.6 million during the comparable thirteen week period of 2021. This increase was primarily due to the increase in revenue, commodity cost increases and costs related to our three new restaurants opened since the thirteen weeks ended September 28, 2021, offset by the closure of one restaurant at the beginning of the current fiscal year. As a percentage of revenues, cost of sales increased to 27.3% for the current thirteen week period from 27.2% for the prior year comparable period. This slight increase was primarily due to inflationary pressure on food costs, offset by menu price increases.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $12.5 million, or 11.9%, to $117.5 million during the thirteen weeks ended September 27, 2022, from $105.0 million during the comparable thirteen week period of 2021. This increase was primarily due to additional labor required to support increased revenue, coupled with higher wages, training and overtime costs, expenses related to the three new restaurants opened since the thirteen weeks ended September 28, 2021, and our $3.1 million Employee Retention Tax Credit in conjunction with the CARES Act recognized during the thirteen weeks ended September 28, 2021. Increases in labor and benefit costs were offset in part by the closure of one restaurant at the beginning of the current fiscal year. As a percentage of revenues, labor and benefit costs increased to 37.7% for the current thirteen week period from 37.2% for the prior year comparable period. This increase was primarily due to our Employee Retention Tax Credit in conjunction with the CARES Act recognized during the thirteen weeks ended September 28, 2021, higher wages, training and overtime hours, offset by our ability to leverage our fixed costs over a higher revenue base, menu price increases and more efficient labor scheduling tools derived from our margin improvement initiative. Excluding the Employee Retention Tax Credit recognized during the thirteen weeks ended September 28, 2021, the change in labor and benefits would have been favorable as a percentage of revenues. Included in labor and benefits for the thirteen weeks ended September 27, 2022 and September 28, 2021, was approximately $0.7 million and $0.6 million, respectively, or 0.2% revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $8.1 million, or 11.7%, to $76.9 million during the thirteen weeks ended September 27, 2022, from $68.9 million during the comparable thirteen week period of 2021. This increase was primarily due to higher merchant credit card fees as a result of increased revenues and increased supply costs, janitorial and contract services, marketing expenses and costs related to the three new restaurants opened since the thirteen weeks ended September 28, 2021. As a percentage of revenues, occupancy and operating expenses increased to 24.7% for the current thirteen week period from 24.4% for the prior year comparable period. This increase was primarily related to marketing in certain markets to drive incremental sales, partially offset by our ability to leverage certain fixed operating and occupancy costs over a higher revenue base. Excluding the additional marketing investment, occupancy and operating would have been favorable as a percentage of revenues.

General and Administrative.  General and administrative expenses increased by $1.6 million, or 9.2%, to $18.9 million during the thirteen weeks ended September 27, 2022, from $17.3 million during the comparable thirteen week period of 2021. This change was primarily due to increased personnel related costs. Included in general and administrative costs for the thirteen weeks ended September 27, 2022 and September 28, 2021, was approximately $2.0 million and $1.8 million, or 0.6% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses remained at 6.1% for the current thirteen week period and the prior year comparable period.

Depreciation and Amortization. Depreciation and amortization decreased by $0.9 million, or 4.8%, to $17.4 million during the thirteen weeks ended September 27, 2022, compared to $18.2 million during the comparable thirteen week period of 2021. This decrease was primarily related to impairment and disposal charges taken in fiscal 2021, including the impairment and reduction of carrying value related to the closure of one restaurant at the beginning of the current fiscal year. The decrease in depreciation and amortization was partially offset by depreciation expense related to our restaurants opened since the thirteen weeks ended September 28, 2021. As a percentage of revenues, depreciation and amortization decreased to 5.6% for the current thirteen week period from 6.5% for the prior year comparable period. This decrease was primarily due to a higher revenue base.

Restaurant Opening.  Restaurant opening expense increased by $0.1 million, or 28.5%, to $0.5 million during the thirteen weeks ended September 27, 2022, compared to $0.4 million during the comparable thirteen week period of 2021. This increase was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $0.4 million during the thirteen weeks ended September 27, 2022, and $2.7 million during the comparable thirteen week period of 2021. For the thirteen weeks ended September 27, 2022, these costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date. For the thirteen weeks ended September 28, 2021, these costs were primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to one of our restaurants.

Interest Expense, Net.  Interest expense, net, decreased by $0.4 million to $0.6 million during the thirteen weeks ended September 27, 2022, compared to $1.0 million during the comparable thirteen week period of 2021. This decrease was primarily due to a lower average debt balance during the thirteen weeks ended September 27, 2022, compared to the comparable thirteen week period of 2021.

Other Income (Expense), Net.  Other income (expense), net, decreased by $0.4 million to $57,000 of income during the thirteen weeks ended September 27, 2022, compared to $0.4 million of income during the comparable thirteen week period of 2021. This decrease was primarily related to an insurance reimbursement for business interruptions related to the Texas winter storms during the thirteen weeks ended September 28, 2021.

Income Tax Expense (Benefit).  Our effective income tax rate for the thirteen weeks ended September 27, 2022, reflected a 71.5% tax benefit compared to a 71.2% tax benefit for the comparable thirteen week period of 2021. The effective tax rate for the thirteen weeks ended September 27, 2022 and September 28, 2021, was different than the statutory tax rate primarily due to the benefit from FICA tax tip credits.

Thirty-Nine Weeks Ended September 27, 2022 Compared to Thirty-Nine Weeks Ended September 28, 2021

Revenues.  Total revenues increased by $144.0 million, or 18.1%, to $939.8 million during the thirty-nine weeks ended September 27, 2022, from $795.8 million during the comparable thirty-nine week period of 2021. The increase in revenues primarily consisted of a 16.9%, or $132.2 million, increase in comparable restaurant sales, and an $13.2 million increase in sales from new restaurants not yet in our comparable restaurant sales base. Revenue increases were partially offset by a $2.3 million decrease related to the closure of one restaurant. The increase in comparable restaurant sales was the result of an increase in guest traffic of approximately 11.9% and an increase in average check of approximately 5.0%, due to menu price increases partially offset by changes in mix. The increase in guest traffic was primarily due to the re-opening of our dining rooms, which were closed or restricted in operation during portions of the same period in 2021.

Cost of Sales.  Cost of sales increased by $49.0 million, or 23.5%, to $257.4 million during the thirty-nine weeks ended September 27, 2022, from $208.4 million during the comparable thirty-nine week period of 2021. This increase was primarily due to the increase in revenue, commodity cost increases and costs related to our three new restaurants opened since the thirty-nine weeks ended September 28, 2021, and one that re-opened in August 2021, partially offset by the closure of one restaurant at the beginning of the current fiscal year. As a percentage of revenues, cost of sales increased to 27.4% for the current thirty-nine week period from 26.2% for the prior year comparable period. This increase was primarily due to inflationary pressure on food costs, partially mitigated by menu price increases.

Labor and Benefits.  Labor and benefit costs for our restaurants increased by $66.0 million, or 22.7%, to $356.9 million during the thirty-nine weeks ended September 27, 2022, from $290.9 million during the comparable thirty-nine week period of 2021. This increase was primarily due to increased team members and higher wages, training and overtime costs due to the re-opening of our dining rooms, which were closed or had restricted operations during a portion of the same period in 2021, expenses related to the three new restaurants opened since the thirty-nine weeks ended September 28, 2021, and our $3.1 million Employee Retention Tax Credit in conjunction with the CARES Act recognized during the thirty-nine weeks ended September 28, 2021. Increases in labor and benefit costs were offset in part by the closure of one restaurant at the beginning of the current fiscal year. As a percentage of revenues, labor and benefit costs increased to 38.0% for the current thirty-nine week period from 36.6% for the prior year comparable period. This increase was primarily due to our Employee Retention Tax Credit in conjunction with the CARES Act recognized during the thirty-nine weeks ended September 28, 2021, higher wages, training and overtime hours due to increased hiring activities, and the deleveraging impact from the COVID-19 Omicron variant wave in January 2022 when sales were severely impacted, offset by our ability to leverage our fixed costs over a higher revenue base, menu price increases and more efficient labor scheduling tools derived from our margin improvement initiative. Included in labor and benefits for the thirty-nine weeks ended September 27, 2022 and September 28, 2021, was approximately $2.0 million and $2.2 million, or 0.2% and 0.3% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating.  Occupancy and operating expenses increased by $28.9 million, or 14.7%, to $225.2 million during the thirty-nine weeks ended September 27, 2022, from $196.3 million during the comparable thirty-nine week period of 2021. This increase was primarily due to higher merchant credit card fees, supply costs, janitorial services related to the re-opening of our dining rooms, coupled with increased marketing expenses and costs related to the three new restaurants opened since the thirty-nine weeks ended September 28, 2021, and one restaurant that was re-opened in August 2021. As a percentage of revenues, occupancy and operating expenses decreased to 24.0% for the current thirty-nine week period from 24.7 % for the prior year comparable period. This decrease was primarily due to our ability to leverage certain fixed operating and occupancy costs over a higher revenue base.

General and Administrative.  General and administrative expenses increased by $4.5 million, or 9.0%, to $54.0 million during the thirty-nine weeks ended September 27, 2022, from $49.6 million during the comparable thirty-nine week period of 2021. This increase was primarily due to increases in personnel, travel, recruiting and outside services as we returned closer to pre-pandemic operations and have invested in growth initiatives, offset by a decrease in our deferred compensation plan liability. Included in general and administrative costs for the thirty-nine weeks ended September 27, 2022 and September 28, 2021, was approximately $5.6 million and $5.3 million, or 0.6% and 0.7% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.8% for the current thirty-nine week period from 6.2% for the prior year comparable period. This decrease was primarily due to our ability to leverage our fixed costs over a higher revenue base.

Depreciation and Amortization.  Depreciation and amortization decreased by $1.8 million, or 3.2%, to $52.9 million during the thirty-nine weeks ended September 27, 2022, compared to $54.7 million during the comparable thirty-nine week period of 2021. This decrease was primarily related to impairment and disposal charges taken in fiscal 2021, including the impairment and reduction of carrying value related to the closure of one restaurant at the beginning of the current fiscal year. The decrease in depreciation and amortization was partially offset by depreciation expense related to our three new restaurants opened since the thirty-nine weeks ended September 28, 2021. As a percentage of revenues, depreciation and amortization decreased to 5.6% for the current thirty-nine week period from 6.9% for the prior year comparable period. This decrease was primarily due to a higher revenue base.

Restaurant Opening.  Restaurant opening expense increased by $0.9 million, or 72.2%, to $2.1 million during the thirty-nine weeks ended September 27, 2022, compared to $1.2 million during the comparable thirty-nine week period of 2021. This increase was primarily due to the timing of our openings and increased costs. We opened three new restaurants during the thirty-nine weeks ended September 27, 2022 and one shortly after the quarter ended, compared to two new restaurants and one re-opening during the thirty-nine weeks ended September 28, 2021.

Loss on Disposal and Impairment of Assets.  Loss on disposal and impairment of assets was $1.0 million during the thirty-nine weeks ended September 27, 2022, and $3.2 million during the comparable thirty-nine week period of 2021. For the thirty-nine weeks ended September 27, 2022, these costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date. For the thirty-nine weeks ended September 28, 2021 these costs were primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to one of our restaurants, coupled with the disposals of assets in conjunction with initiatives to keep our restaurants up to date and the disposal of certain unproductive restaurant assets.

Interest Expense, Net.  Interest expense, net, decreased by $2.3 million to $1.7 million during the thirty-nine weeks ended September 27, 2022, compared to $4.0 million during the comparable thirty-nine week period of 2021. This decrease was primarily due to a lower average debt balance and weighted average interest rate during the thirty-nine weeks ended September 27, 2022, compared to the comparable thirty-nine week period of 2021.

Other (Expense) Income, Net.  Other (expense) income, net, was $0.5 million of expense during the thirty-nine weeks ended September 27, 2022, compared to $0.8 million of income during the comparable thirty-nine week period of 2021. This was primarily due to the change associated with the cash surrender value of certain life insurance policies under our deferred compensation plan. This change offsets the related deferred compensation income or expense impact included in “General and administrative” expenses on our Unaudited Consolidated Statements of Operations. During the thirty-nine weeks ended September 27, 2022, the impact related to the cash surrender value of certain life insurance policies was partially offset by an insurance reimbursement related to business interruptions due to civil unrest and compensation from the city related to a partial parking lot closure at one of our restaurants.

Income Tax Benefit.  Our effective income tax rate for the thirty-nine weeks ended September 27, 2022, reflected a 101.0% tax benefit compared to a 108.9% tax benefit for the comparable thirty-nine week period of 2021. The effective tax rate benefit for the thirty-nine weeks ended September 27, 2022 and September 28, 2021, was different than the statutory tax rate primarily due to the benefit from FICA tax tip credits.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	September 27, 2022	December 28, 2021
Cash and cash equivalents	$19,179	$38,527
Net working capital	$(123,048)	$(109,619)
Current ratio	0.3:1.0	0.5:1.0

As a result of uncertainties in the near-term macro environment caused by the COVID-19 pandemic, including supply chain challenges, and commodity and labor inflation, we continue to focus on cash flow generation and maintaining a solid and flexible financial position to execute our long-term strategy of investing in our business and opening new restaurants. We continue to monitor the macro environment and will adjust our overall approach to capital allocation, including share repurchases and dividends, as the post-pandemic recovery unfolds.

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirty-Nine Weeks Ended
	September 27, 2022	September 28, 2021
Net cash provided by operating activities	$33,790	$46,242
Net cash used in investing activities	(50,309)	(25,145)
Net cash used in financing activities	(2,829)	(12,946)
Net (decrease) increase in cash and cash equivalents	$(19,348)	$8,151

Operating Cash Flows

Net cash provided by operating activities was $33.8 million during the thirty-nine weeks ended September 27, 2022, representing a $12.5 million decrease from the $46.2 million provided by during the thirty-nine weeks ended September 28, 2021. The decrease over the prior year is primarily due to the timing of payments for accounts payable and accrued expenses, offset by the collection of accounts and other receivable.

Investing Cash Flows

Net cash used in investing activities was $50.3 million during the thirty-nine weeks ended September 27, 2022, representing a $25.2 million increase from the $25.1 million used during the thirty-nine weeks ended September 28, 2021. The increase over prior year is primarily due to an increase in the number of new restaurant openings, new restaurants under construction and key productivity initiatives.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Thirty-Nine Weeks Ended
	September 27, 2022	September 28, 2021
New restaurants	$27,102	$11,706
Restaurant maintenance and key productivity initiatives	21,396	11,871
Restaurant and corporate systems	2,461	1,589
Total capital expenditures	$50,959	$25,166

As of October 31, 2022, we have opened four new restaurants and closed two. We currently plan to open as many as six restaurants in fiscal 2022, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2022 new restaurant locations. Our new restaurant unit economics continue to warrant an appropriate allocation of capital.

We currently anticipate our total capital expenditures for fiscal 2022 to be approximately $90 million to $95 million. This estimate includes costs to open six new restaurants and remodel several existing locations. Total capital expenditures exclude anticipated proceeds from tenant improvement allowances and sale-leasebacks. We expect to fund our net capital expenditures with our current cash balance on hand, cash flows from operations and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $2.8 million during the thirty-nine weeks ended September 27, 2022, representing a $10.1 million decrease from the $12.9 million used during the thirty-nine weeks ended September 28, 2021. This decrease was primarily due to repurchases of common stock, coupled with no common stock issuances or stock option exercises, offset by higher payments on our line of credit during the thirty-nine weeks ended September 28, 2021.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 27, 2022, we are not involved in any off-balance sheet arrangements.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2021. During the thirty-nine weeks ended September 27, 2022, there were no significant changes in our critical accounting policies.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2022, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 27, 2022, we have cumulatively repurchased shares valued at approximately $477.9 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $2.4 million during the thirty-nine weeks ended September 27, 2022. The share repurchases were executed through open market purchases, and future share repurchases may be completed through a combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of September 27, 2022, we have approximately $22.1 million available under our share repurchase plan.

The following table sets forth information with respect to the repurchase of common shares during the thirty-nine weeks ended September 27, 2022:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/29/22 - 01/25/22	—	$—	—	$—	$24,438,776
01/26/22 – 02/22/22	—	$—	—	$—	$24,438,776
02/23/22 – 03/29/22	—	$—	—	$—	$24,438,776
03/30/22 – 04/26/22	—	$—	—	$—	$24,438,776
04/27/22 – 05/24/22	—	$—	—	$—	$24,438,776
05/25/22 – 06/28/22	—	$—	—	$—	$24,438,776
06/29/22 – 07/26/22	—	$—	—	$—	$24,438,776
07/27/22 – 08/23/22	13,211	$27.51	13,211	$—	$24,075,364
08/24/22 – 09/27/22	78,091	$25.89	78,091	$—	$22,053,808
Total	91,302	$26.12	91,302

(1)	Period information is presented in accordance with our fiscal months during the thirty-nine weeks ended September 27, 2022.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 14, 2020.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

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

BJ’S RESTAURANTS, INC.
(Registrant)

October 31, 2022	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ THOMAS A. HOUDEK
Thomas A. Houdek
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)