Form 10-K
period 2023-01-03
BJs RESTAURANTS INC
filed 2023-02-28
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, June 28, 2022, was $536,974,435, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 24, 2023, 23,529,573 shares of the common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2023.

Auditor Name: KPMG LLP Auditor Location: Los Angeles, California Auditor Firm ID: 185

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

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. The risks described in this Form 10-K are not the only risks we face. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. There may be other risks and uncertainties that are not currently known by us or that are currently deemed by us to be immaterial. However, they may ultimately have a material adverse effect on our business, financial condition and/or operating results. We do not have any obligation to modify or revise any “forward-looking” statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the “forward-looking” statement was made. For further information regarding the risks and uncertainties that may affect our future results, please review the information set forth below under “Item 1A. Risk Factors.”

FISCAL PERIODS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended January 3, 2023, December 28, 2021, and December 29, 2020, are referred to as fiscal years 2022, 2021, and 2020, respectively. Our fiscal years consist of 52 or 53 weeks and end on the Tuesday closest to December 31. All fiscal years presented in this Form 10-K, with the exception of fiscal year 2022, consisted of 52 weeks. Additionally, all quarters, with the exception of the fourth quarter in fiscal year 2022, consisted of 13 weeks. Fiscal year 2022 consisted of 53 weeks, with a 14-week fourth quarter; therefore, all financial references to fiscal year 2022 assume 53 weeks of operations, unless noted otherwise.

ITEM 1. BUSINESS

INTRODUCTION

BJ’s Restaurants is a leading casual dining restaurant brand differentiated by a high-quality, varied menu with compelling value, a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. BJ’s is a national restaurant chain that, as of February 27, 2023, owns and operates 216 restaurants located in 30 states.

The first BJ’s restaurant opened in 1978 in Orange County, California, and was a small sit-down pizzeria that featured Chicago style deep-dish pizza with a unique California twist. In 1996, we introduced our proprietary craft beers and expanded the BJ’s concept to a full-service, high-energy casual dining restaurant when we opened our first large format restaurant with an on-site brewing operation in Brea, California. Today our restaurants feature a broad menu with over 100 menu items designed to offer something for everyone including: slow roasted entrees such as prime rib, EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon, our original signature deep-dish pizza, the world-famous Pizookie® dessert, and our award-winning BJ’s craft beers. Our craft beer is produced at five in-house brewing facilities and by independent third-party brewers using our proprietary recipes.

Our Internet address is https://www.bjsrestaurants.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available, free of charge, by visiting the “Investors” section of our website. These reports are posted as soon as practical after they are electronically filed with the SEC. We caution that the information on our website is not part of this or any other reports we file with, or furnish to, the SEC.

BUSINESS STRATEGY

We compete in the casual dining segment of the domestic restaurant industry, which is a large, highly fragmented segment with estimated annual sales in the $100+ billion range. We believe that the BJ’s restaurant concept offers consumers a higher quality, more contemporary and approachable “casual plus,” “premium casual,” or “polished casual” dining experience than many of the more mature, “mass–market” casual dining concepts. Our primary business objective is to increase our market share in the casual dining restaurant industry by consistently delivering on our “Gold Standard of Operational Excellence” promise to our guests while continuing our national restaurant expansion program. Our Gold Standard of Operational Excellence is our genuine commitment to take pride in passionately connecting with every guest on every visit, through flawless and relentless execution of every detail, during every shift – to create and keep fanatical fans of BJ’s. We believe that by delivering upon this commitment to our guests, we create the best opportunity to generate significant repeat business and capture additional market share.

While our core strategy has remained consistent, we are always striving to evolve and enhance our guests’ experience. Our Gold Standard of Operational Excellence is focused on the following key areas that help to differentiate BJ’s from other casual dining restaurants:

•
High-Energy Atmosphere and Facilities – We believe that one of our greatest competitive differentiators is the design, ambiance and energy of our restaurants, which feature a signature bar statement, making them a destination for our guests to spend quality time with friends and family. As part of our competitive positioning as a polished casual dining concept, our restaurants have finishes consistent with upscale casual dining concepts, including high ceilings and large televisions which can be viewed from any seat and provide the comfort of a restaurant and the energy of a bar. Additionally, we use a variety of higher quality guest touchpoints, including distinctive glassware to fit the beer or beverage style and linen napkins not generally found in “mass-market” casual dining.
•
Broad and Distinctive Menu – BJ’s concept includes menu options that meet our guests’ preferences for any dining occasion. Our menu items are created by our talented culinary team and prepared to order in our restaurants using high-quality ingredients. Our menu features a wide variety of choices, ensuring there’s something for everyone and yet we are able to modify nearly every menu item to satisfy any guest's request to ensure it is “made their way.” Both are important factors in our differentiation from other casual dining competitors. We evaluate our menu offerings and prices two to three times a year in addition to offering seasonal or limited time only menu items throughout the year. Building on our early pizza legacy, we offer almost 20 signature flavors of pizza and made-to-order combinations in tavern-cut and deep-dish styles. Our hand-pressed deep-dish pizza dough is double proofed – which means it rises twice – elevating its presentation and taste. We also offer slow roast large format proteins including prime rib, double bone-in pork chops and tri-tip sirloin, as well as guest favorites that include a brewhouse twist and our better for you EnLIGHTened Entrees® options.
•
Award Winning, Proprietary Craft Beer – All of our restaurants feature BJ’s award-winning craft beer, which showcases the quality and care of the ingredients used at BJ’s. Our high-quality, craft beer further elevates BJ’s from many other restaurant concepts and complements our broad menu. Since 1996, our beers have earned over 250 medals at different beer festivals and events, including 38 medals at the Great American Beer Festival and 12 medals at the World Beer Cup. We offer 12 year-round signature BJ’s beers and one or more rotating seasonal BJ’s beers on tap at any one time. We also offer approximately 20 domestic, imported and “guest” craft beers on tap, in addition to a selection of bottled beers. Additionally, our restaurants offer our craft beer for take-out in cans or growlers, where legally permitted. Our expansive and unique beer offerings are intended to enhance BJ’s competitive positioning as a leading craft beer retailer in casual dining. We are also testing our BJ’s Brewhouse Beer Club in most of our California restaurants. Our club is a subscription service, which features special and unique beer from BJ’s brewers and restaurant traffic-driving perks that are only available to club members.
•
Everyday Value Proposition – We strive to offer great everyday value throughout our menu, with diverse price points and unique flavor profiles. Our menu entrées, excluding our promotional specials, generally range in price from $8.25 to $32.95. We also offer Daily Brewhouse Specials Monday through Thursday, which feature some of our most iconic food and drink items at a lower price, as well as daily lunch specials and happy hour offerings, where permitted, to reinforce our everyday value proposition. Additionally, we offer a series of take-out and delivery specific Family Meals and Bundles that serve 4 to 6 guests. These packages start at $45.00, make it easy to order for a family or larger group, and further enhance our value proposition. Our average per-guest check during fiscal 2022, including beverages, increased from approximately $19.00 in 2021 to approximately $20.00 in 2022, and was impacted by changes in our sales mix, higher item incidence per guest and menu price increases to help mitigate higher costs from inflationary pressures.
•
A Culture Committed to Gracious Service and Hospitality – Completely satisfying dining experiences start with engaged, knowledgeable and hospitable people. We have invested carefully to recruit, select, train and retain employees, referred to as “team members,” who can take care of our guests with gracious hospitality and consistently and efficiently execute our recipes and steps of service. In addition to hiring quality team members, we continue to invest in productivity and hospitality programs to enhance our ability to consistently deliver the Gold Standard of Operational Excellence we promise our guests. These programs include a Net Promoter Scoring program that helps us evaluate several key elements of our service including pace, hospitality, value and recommend scores, as well as mystery shopper and guest loyalty programs.
•
Technology at the Right Time – Time is a finite resource for our guests, and we believe that by promptly being attentive to every detail, we can optimize our guests’ enjoyment when they choose to dine with us. Our handheld ordering tablets improve our pace and productivity, including reducing the time it takes to deliver the first drink or food item to our guests. The tablets have resulted in an improved guest experience and driven higher incident rates for beverages, appetizers and desserts. Additionally, our BJ’s mobile application allows our guests to use their smartphones to order ahead, add their name to our waitlist, pay at the table and manage their loyalty account, among other things. Through our order tracker, contactless curbside pickup with short message service (“SMS”) text and email technology, we keep our guests informed of their menu order and allow them to notify the restaurant when they arrive. We were also one of the first in casual dining to utilize the quick response (“QR”) code and WiFi geolocation technologies for both menu browsing and mobile payment to provide a touchless experience for guests who dine at our restaurants.
•
Bringing the Brewhouse Home to Our Guests – Consumer preferences continue to evolve as e-commerce, mobile shopping and “food-on-demand” continue to gain traction and direct visitation away from traditional brick and mortar shopping locations, a trend which accelerated during the COVID-19 pandemic. To meet these opportunities, we have invested in the off-premise sales channel by creating new off-premise menu items, expanding our catering menu, collaborating with third-party delivery partners to provide delivery service from our restaurants, updated our website to make ordering easier for our guests, and we continue to improve our take-out and curbside experience. We also have enhanced our technology for the off-premise sales channel by leveraging our self-developed mobile application, our website and other platforms to ensure our guests can more easily enjoy BJ’s menu from home or the office. This includes web-based order tracker, contactless curbside pickup with short message service (“SMS”) text and email technology to keep our guests informed of the status of their order and allow them to notify the restaurant when they arrive. These ongoing system and operational improvements are designed to improve the guest experience and drive traffic, off-premise check growth and increased catering orders. Where permitted by law, we also sell alcoholic beverages, including BJ’s beer as well as wine and mixed drinks through take-out and delivery channels.

HUMAN CAPITAL

As of January 3, 2023, we employed approximately 22,000 team members at our 216 restaurants. We also employed approximately 225 team members at our Restaurant Support Center in Huntington Beach, California and our field supervision positions around the country, whose primary goal is to provide gold standard support to our restaurant teams so they can focus on serving our guests. Approximately 19% of our hourly restaurant team members provide their services on a full-time basis, as defined by the Affordable Care Act. We actively work to ensure positive team member relations and a respectful workplace, frequently reinforcing the high ethical and professional standards set forth in our Code of Integrity, Ethics and Conduct which we believe should drive every decision we make. Currently, no unions or collective bargaining arrangements are in place at our Company.

Culture, Values and Inclusion, Diversity, and Equity

We recognize that our greatest asset and resource is our team members. A key component of our strategic plan is to CRAFT a People-First Hospitality Culture. We provide each of our team members with a card explaining CRAFT and our expectations for them and our guests as a tangible reminder of our commitment. Our values are focused on CRAFTing an engaging experience for our team members through:

Connection	Respect	Advancement	Fun	Trust

We strive to be an inclusive brand that reflects the diversity of our communities and provides equal opportunity and access for all of our team members to develop and advance within our Company. As of January 3, 2023, of our team members who indicated a racial or ethnic identity, or whose racial or ethnic identity can otherwise be determined, approximately 47% are female and approximately 59% are from under-represented racial or ethnic communities.

Our Inclusion, Diversity and Equity Alliance (“IDEA”) focuses on celebrating and fostering inclusion and belonging among our team members and guests, appreciating and embracing diversity, and providing opportunities for our team members to listen to and learn from each other. IDEA Listening Circles give our team members the opportunity to share their personal stories and provide feedback to the Company on how we can drive intentional, meaningful change to improve our team member experience for all, recognizing that we all grow in understanding and empathy when we listen to voices and stories which are different than our own.

In addition, IDEA hosts periodic educational meetings with outside expert speakers and has curated a resource center and an internal intranet page for team members designed to support education and awareness and to celebrate our differences.

Our Women’s Career Advancement Network (“WeCAN”), first introduced in 2011, focuses on developing, retaining and advancing women leaders. WeCAN hosts quarterly educational workshops and philanthropic activities. In addition, IDEA and WeCAN, in partnership with our BJ’s Restaurants Foundation (the “Foundation”), focus on charitable giving and volunteer efforts that support diversity and inclusion, including the Equal Justice Initiative, Special Olympics, and educational charities. In the coming years, we envision IDEA providing support to additional team member-driven communities of interest or resource groups focused on specific diverse communities and their allies.

To win and retain our talent, we recognize we must maintain a workplace culture that encourages behaviors aligned with our values, helps our team members fulfill their career aspirations, and engages them throughout their careers. We offer our part-time team members, who do not qualify for full-time benefits, benefit offerings, flexible hours with the ability to easily trade shifts, free or discounted meals depending on their position, and growth opportunities into management. In furtherance of this goal, we invest significant resources to retain and develop our talent. Our managerial leadership training includes coursework on creating a respectful and non-discriminatory workplace, identifying and eliminating bias, and promoting fair and equitable hiring. We offer a variety of career development resources to help develop, grow and enable team members to make the most of their careers at the Company, including an Emerging Leader Program to promote management readiness in our hourly team members, a Career Development Conference for managers within their first or second year with the Company, and a Leadership Development Conference to develop emerging General Managers, Managing Directors and Directors of Operations. We leverage a learning management system with numerous on-line resources for team member development, performance management and talent planning. We strive to ensure that advancement opportunities are transparent and equitable. We also host an annual General Manager Conference, which gives our General Managers, field supervision team and select Restaurant Support Center team members the opportunity to connect and learn in person, as well as regularly quarterly manager calls and Restaurant Support Center meetings.

Team Member Wellbeing Initiatives

We focus on providing health and financial wellbeing offerings that attract, retain, and engage BJ’s talent. We provide an Enlightened Living Wellbeing Program that offers educational resources, health fairs and incentives that inspire participation in preventive care and wellbeing activities. Along with a variety of traditional benefit offerings, 401k and deferred compensation programs, and paid time off, we provide a variety of complimentary benefits and resources to support team members’ physical and mental health. This includes health and life assistance programs to our team members to provide counseling services, advocacy and billing support, and referrals, discounted fitness memberships, and an on-site fitness center at our Restaurant Support Center, among other services.

Team Member Safety

Throughout fiscal 2022, we have continued to comply with state and local government regulations and health recommendations, as applicable, to promote guest and team member wellness and to maintain clean restaurants. As the pandemic recedes in the United States, many of the COVID-19 protocols have been relaxed or removed as of the date of this report. Nevertheless, we remain vigilant and may reinstate any of the additional safety or health and wellness precautions that were instituted during the pandemic if public health conditions worsen in any of our service areas or future government regulations require us to do so.

We also continuously encourage our team members to speak up about safety matters. Our commitment to safety and culture is maintained through our open door policy and empowering our team members to utilize our anonymous Team Member Hotline, without fear of retaliation, if they have any concerns about how they or others are treated. We also have an IDEA email address for team members to use if they have any ideas to improve our culture of diversity and inclusion, and we have a “Killer Ideas” email address for team members to use to offer innovative ideas about how to improve our business.

Community

At BJ’s, we believe it is important to give back to the communities we serve and to do more good things for more people. Our Foundation, which is a 501(c)(3) qualified non-profit charitable organization, established in 2006, is principally dedicated to supporting charities benefiting children’s healthcare and education. Our Chairman of the Board of Directors, our retired Executive Vice President of Operations, and two of our current executive officers serve on the Foundation’s six-person Board of Directors. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which was created in 1998 and continues to be the heart of BJ’s continued financial support of the Cystic Fibrosis Foundation (“CFF”), to which millions of dollars have been donated throughout the years. In addition, we arrange for the collection and donation of other funds to CFF through our restaurant preopening training events.

We also focus on supporting our local communities by providing volunteer hours, food and other resources for many worthwhile charitable causes and events through a program called Team Action to Support Communities (“TASC Force”). The

TASC Force program recognizes and supports the volunteer efforts of our restaurant team members across the country, as they donate their own free time to benefit charitable causes and community events which are important to them, while helping give back to the communities in which our restaurants do business. Our TASC Force teams have helped fulfill the wishes of special needs kids, placed flags at the graves of fallen soldiers, painted over unsightly graffiti, helped clean up beaches, parks and school grounds, hosted blood drives, worked with Special Olympics, packed meals for No Kid Hungry, painted houses for elderly citizens, supported Habitat for Humanity to re-build playgrounds, worked at food banks, participated in fundraising runs and walkathons, and delivered food to families in need. In 2022, our Foundation and WeCAN hosted our first annual TASC Force challenge, resulting in donations to 33 charities that provide support for women and girls chosen by winning restaurants from each area around the country.

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

ENVIRONMENTAL SUSTAINABILITY AND STEWARDSHIP

We recognize that building a sustainable business is consistent with our goal of generating long-term shareholder value. Our sustainability leadership team spearheads our Environmental, Social, and Governance (“ESG”) initiatives. In partnership with others in our operations, supply chain, people and finance departments, the committee is responsible for executing a multi-year ESG strategic plan. The committee provides updates to the Governance and Nominating Committee of our Board of Directors on a quarterly basis.

We are committed to reducing our impact on air, land and water resources across our restaurants, Restaurant Support Center and global supply chain. We recognize the impact greenhouse gas emissions have on climate change and the importance of water conservation and sustainability for our planet. We have made it a priority to work with our team members and vendor partners to reduce our carbon footprint and environmental impact.

We have retained a third-party consultant to assist us in measuring our emissions and developing additional programs to reduce our overall carbon footprint.

Examples of programs we have implemented to date include:

•
Use of 100% recycled napkins and paper towels
•
Use of recycled products for the lids and bases of our take-out containers
•
Use of plastic bags made of 20% post-consumer resin
•
Portioning paper towels to reduce waste
•
Installation of flush-valve toilets and faucets, LED fixtures, high efficiency water heaters, low emittance window glass systems, and energy efficient cooking equipment in our newer restaurants
•
Offering electric vehicles in our fleet vehicle program
•
Use of energy-efficient HVAC equipment
•
Recycling of organics to prevent them from going into landfills at over 15% of our restaurants
•
Use of digital rather than paper new-hire onboarding and other employment-related documents across our company
•
Hybrid in-person/remote work schedule at our Restaurant Support Center to balance the importance of workplace culture and stewardship of the environment, including leveraging of video and telephone conferencing tools to reduce the need for travel to in-person meetings
•
Testing of food donation program that improves donation frequency
•
Leveraging our handheld computers to convert various paper logs at each restaurant into a digital format to reduce paper use, printing and freight

Our Human and Labor Rights Policy, Environmental Stewardship Policy, Food and Personal Safety and Quality Policy, and Vendor Partner Compliance Program information confirm our focus on taking care of our people, communities, stakeholders and planet. More information on our environmental stewardship efforts is available on our website at:

https://investors.bjsrestaurants.com/governance/governance-documents/default.aspx

Information About Our Executive Officers

The following table sets forth certain information concerning our executive officers and other members of the executive leadership team as of February 27, 2023:

Name	Age	Position
Gregory S. Levin	55	Chief Executive Officer, President and Director
Brian S. Krakower	52	Executive Vice President and Chief Information Officer
Amy B. Krallman	56	Executive Vice President and Chief People Officer
Gregory S. Lynds	61	Executive Vice President and Chief Development Officer
Kendra D. Miller	48	Executive Vice President, General Counsel and Corporate Secretary
Putnam K. Shin	44	Executive Vice President and Chief Growth and Innovation Officer
Thomas A. Houdek	42	Senior Vice President and Chief Financial Officer
Christopher P. Pinsak	58	Senior Vice President, Operations
Alexander M. Puchner	61	Senior Vice President, Brewing Operations

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

BRIAN S. KRAKOWER has served as our Executive Vice President and Chief Information Officer since January 2023. He previously served as our Senior Vice President and Chief Information Officer from February 2013 to December 2022. Prior to joining the Company, Mr. Krakower served as Chief Technology Officer for Restaurant Revolution Technologies, a restaurant order management technology solutions company. From 2007 to 2012, Mr. Krakower was employed by California Pizza Kitchen, Inc., operator and licensor of casual dining restaurants, where his last position was Vice President of Information Technology. From 2003 to 2007, Mr. Krakower served as Senior Director of Information Technology – Corporate Systems for The Cheesecake Factory Incorporated, a publicly held operator of upscale casual dining restaurants. Prior to that, Mr. Krakower was employed by House of Blues Entertainment, Inc., an operator of restaurant and music venues, concerts and media properties, where he served as Senior Director of Information Systems and Technology from 1997 to 2003.

AMY B. KRALLMAN has served as our Executive Vice President and Chief People Officer since October 2022. Prior to joining the Company, Ms. Krallman served as Vice President and Chief Human Resources Officer for Mesa Airlines, Inc. from April 2022 to September 2022. Prior to that Ms. Krallman served as Vice President for 7-Eleven, Inc., a multinational chain of retail convenience stores, from November 2019 to April 2022. Ms. Krallman also served as Vice President of Human Resources for Wyndham Destinations, a multi-national timeshare and resort company, from March 2013 to January 2020, and Director of Human Resources for Panda Restaurant Group, Inc., the largest Asian-American restaurant chain in the United States, from September 2011 to February 2013.

GREGORY S. LYNDS has served as our Executive Vice President and Chief Development Officer since October 2007. He previously served as our Chief Development Officer from July 2003 to October 2007. Prior to joining the Company, Mr. Lynds served as a Director of Real Estate for Darden Restaurants, Inc., the largest casual dining company in America. Prior to joining Darden, Mr. Lynds served as Vice President of Real Estate and Development for Wilshire Restaurant Group (Marie Callender’s and East Side Mario’s) and was a partner responsible for expanding the Mimi’s Café brand.

KENDRA D. MILLER has served as our Executive Vice President, General Counsel and Corporate Secretary since September 2021. She previously served as our Executive Vice President, General Counsel and Assistant Corporate Secretary from January 2019 until August 2021, and as our Senior Vice President, General Counsel and Assistant Corporate Secretary from March 2011 until December 2018. From August 2008 to February 2011, Ms. Miller practiced law as a partner at the international law firm of Crowell & Moring LLP. From January 2001 to August 2008, she was employed by CDF Labor Law LLP, where she became a partner in January 2008. She began her legal career as an associate at Paul Hastings.

PUTNAM K. SHIN has served as our Executive Vice President and Chief Growth and Innovation Officer since December 2022. Prior to joining the Company, from September 2014 to December 2022, Mr. Shin served as Asia Managing Director, Global Resort Development Director, Asia Divisional Director, and Corporate Development Director based in the US, Hong Kong and London, respectively, for Merlin Entertainments. Merlin Entertainments is a global developer and operator of over 140 theme parks, hotels, resorts and indoor attractions across 24 countries with brands including LEGOLAND Resorts, SEA

LIFE aquarium and Madame Tussauds. From September 2010 to August 2014, Mr. Shin served as Partner at L.E.K. Consulting in the London, UK office, a global strategy consulting firm. Prior to that, Mr. Shin served as Manager of Corporate Strategy and Business Development at the Walt Disney Company in Burbank, California from May 2008 to August 2010. Earlier in his career, he served as a management consultant at L.E.K. Consulting and an investment banker at Merrill Lynch.

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

CHRISTOPHER P. PINSAK has served as our Senior Vice President of Operations since January 2010. Prior to this responsibility, he served as our Regional Vice President of Operations from November 2004 to December 2009. From November 2000 to October 2004, Mr. Pinsak was employed by Wood Ranch BBQ & Grill, where he served as Director of Operations. From July 1987 to October 2000, Mr. Pinsak was employed by Brinker International, Inc., where his last position was Area Director of the Chili’s Grill & Bar concept.

ALEXANDER M. PUCHNER has been the Senior Vice President of Brewing Operations since 1996. From 1993 to 1995, Mr. Puchner was a founder and brewmaster for Laguna Beach Brewing Co., Huntington Beach Beer Co., Newport Beach Brewing Co., and Westwood Brewing Co. From 1988 to 1993, Mr. Puchner served as a product manager for Aviva Sports/Mattel, Inc. and as a marketing research manager for Mattel, Inc. Mr. Puchner has been a nationally certified beer judge since 1990.

RESTAURANT OPERATIONS

Based on internal and publicly available data, we believe our restaurants, on average, generate high guest traffic per square foot compared to many other casual dining concepts. We have implemented operational systems and procedures to support our goal to run our restaurants “quality fast,” particularly during peak dining periods, in order to effectively and efficiently serve every guest. The typical management team for a BJ’s restaurant consists of a General Manager, an Executive Kitchen Manager and three to five other managers based on the sales volume of each restaurant. The General Manager oversees the day-to-day operations of their restaurant, including hiring, training, and development of personnel, as well as for sales and operating profit. The Executive Kitchen Manager oversees managing food quality and preparation, purchasing, inventories and kitchen labor costs as well as hiring, training and development of kitchen personnel.

New restaurant managers are required to successfully complete a 10-week comprehensive advanced management training program dedicated to all operational aspects of our restaurants including both restauranteuring and restaurant business-related topics. Our restaurant management training program is led by our Vice President of Operations Talent Development and is closely monitored by our field supervision team. Additionally, in order to maintain our high standards, all new hourly restaurant team members participate in a formal training program and work with Team Member Instructors at each restaurant who help them master their new roles.

The General Manager of each restaurant reports to a Director of Operations or an Area Vice President, who reports to a Vice President of Operations. Our Vice Presidents of Operations report to our Senior Vice President of Operations, who oversees leading the day-to-day restaurant business. In addition to overseeing the daily operations of our restaurants, our Senior Vice President of Operations also oversees facility management, restaurant openings and integrating our operating strategy and initiatives to our restaurants. Additionally, we have a kitchen operations team that oversees the food quality and safety, kitchen efficiency and consistency in our restaurants and helps educate, coach and develop our kitchen managers. Our kitchen operations team reports to our Vice President of Culinary and Kitchen Operations, and our Senior Vice President of Culinary and Kitchen Operations oversees the entire team.

Each of our restaurants typically employs an approximate average of 100 hourly team members, many of whom work part-time. Our goal is to staff our restaurants with qualified, trained and enthusiastic team members who desire to be an integral part of BJ’s fun, premium casual atmosphere and, at the same time, have the passion, intensity, work ethic and ability to execute our concept correctly and consistently on every shift. In January 2019, we were awarded the Diamond Catalyst Award by Black Box Intelligence™, formerly TDn2K™ (Transforming Data into Knowledge) as a tribute to our superior operational and workplace results. This award honors restaurant organizations for workplace and employment excellence in the restaurant industry and for setting the standard for overall best-in-class business performance. In January 2020, we were awarded the Best Practices Award by Black Box Intelligence™, which honors restaurant organizations that lead the industry in workforce diversity, community involvement and sustainable practices.

Our normal restaurant hours of operations are generally from 11:00 a.m. to 11:00 p.m. Sunday through Thursday and 11:00 a.m. to 12:00 a.m. Friday and Saturday. Our restaurants are typically open every day of the year except for Thanksgiving and Christmas. All of our restaurants currently offer take-out and delivery services. Additionally, all of our restaurants offer a call-ahead or online wait list, on-line ordering for dine-in, guest pick-up or curbside delivery and reservations for large parties.

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

Our current restaurant format is expected to represent the vast majority of our planned new restaurant growth for the foreseeable future; however, we are constantly evaluating ways to further enhance unit productivity and efficiency. We seek to secure high-quality, high-profile locations for our “casual plus” restaurants, which we believe have the ability to draw guests from a larger area than most “mass market” casual dining chain restaurants. Since BJ’s has proven that it can be successful in a variety of locations (suburban shopping areas, retail strip centers, lifestyle centers, and entertainment centers – either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. We prefer to open our restaurants in mature trade areas with dense populations. We generally target geographic regions that allow us to build multiple restaurants in those areas. This “clustering” approach provides economic benefits including lower supply and distribution costs, improved marketing efficiencies, management supervision leverage and increased brand awareness.

During fiscal 2022, we opened six new restaurants and closed two restaurants. As a result, we increased our overall total restaurant operating weeks by approximately 3.1% during the year, including the effect of the 53rd week. We expect to open as many as five new restaurants in fiscal 2023. We typically enter into operating leases for our locations for periods ranging from 10 to 20 years and obtain lease extension options in most instances. Our lease payment terms vary from lease to lease but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We sometimes also purchase the land underlying certain restaurant locations if it becomes available and in many cases, we subsequently enter into sale-leaseback arrangements for land parcels that we have purchased. It is not our current strategy to own a large number of land parcels that underlie our restaurants.

TARGETED NEW RESTAURANT ECONOMICS

Our current restaurant prototypes average approximately 7,500 square feet with seating for as many as 250 guests with a targeted all-in gross construction cost of approximately $6.0 million to $7.0 million, some of which may be reimbursed to us by our landlords in the form of tenant improvement allowance incentives. Similar to that of most of our competitors, our targeted gross construction cost has increased over the prior year, due to the rising cost of materials and wages. The gross cost of our restaurants may vary due to a variety of factors and could be greater or less than the targeted amounts due to geographic location, site work, trade labor costs and commodity inflation for building materials, such as lumber, steel and copper, among many other factors. Potential restaurant locations may not have a tenant improvement allowance available, and such allowances, when available, will vary in amount. In selecting sites for our restaurants, an important objective is to earn a suitable rate of return on our investment that is in excess of our cost of capital. However, this return usually cannot be meaningfully measured until our restaurants reach their mature sales and profitability levels. Maturation periods vary from restaurant to restaurant, but generally range from two to five years. We currently target an approximate blended 15% to 20% return on our net cash invested to build a new restaurant, as well as total capital invested. Net cash invested includes our capital less tenant improvement allowances or proceeds from the sale of the underlying land, and total capital invested includes our net cash invested and a factor for the landlord’s invested capital (based on a capitalized value of minimum rents to be paid to the landlord) for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations.

The return-on-investment targets for our restaurant operations do not include any allocation of opening costs, field supervision and corporate support expense, non-cash items such as depreciation, amortization, equity-related compensation expense, interest expense and income taxes, and do not represent a targeted return on our common stock. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. Actual results usually differ from targeted results, and such differences may be material. We generally target our new restaurants to achieve average annual sales at maturity of $6.0 million to $7.0 million, and we target an average “four wall” estimated operating cash flow margin in the range of 15% to 20% at maturity after all occupancy expenses, which includes the assumption of continued progress recovering profit margins in the years following the COVID-19 pandemic and related macroeconomic disruptions.

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

Our preopening expense averaged approximately $0.6 million per new restaurant in fiscal 2022, which remains approximately $0.2 million higher than pre-pandemic averages due to increased costs from inflationary pressures, including costs of labor and commodities. We usually incur the most significant portion of preopening costs within the two-month period immediately preceding a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

BREWING OPERATIONS

Our internal brewing operations originated in 1996 with the opening of the first large format location in Brea, California, which included our first on-site brewing operation. We currently have four restaurants with brewpub operations and two stand-alone brewpubs located around the country. We also utilize qualified independent third-party brewers to produce our beer, using our proprietary recipes. Additionally, our brewing operations team analyzes each batch of BJ’s branded beer in internal laboratories and we periodically send samples to an independent laboratory for quality control testing purposes. Our brewing operations are typically staffed with a head brewer and assistant brewers, who report to a brewing director. Production planning and quality control are monitored by our corporate brewing operations department which is led by our Senior Vice President of Brewing Operations.

We currently believe a combination of internal brewing and larger-scale independent third-party brewing represents the optimal production method for our craft beers as we continue the national expansion of our restaurants. This approach allows us to get the benefits provided by brewing beer in larger batches, yet also provides us the flexibility to allow our brewing operations to focus on specialty, seasonal and research and development beers. During fiscal 2022, we internally brewed approximately 53% of our branded craft beers, with approximately 60% of this amount brewed in our Temple, Texas brewpub locations. We also produce proprietary non-alcoholic craft sodas that are sold in our restaurants. Our craft soda flavors include root beer, ginger beer, cream, orange and black cherry soda.

MARKETING AND ADVERTISING

We believe the most effective method, over the long run, to protect and enhance our guest visit frequency is to spend time and resources “on the plate” and provide superior food quality, hospitality and facilities for our guests. That said, one of the key insights of our guest research in 2021 found that over 10 million potential guests who share many of the characteristics of our most frequent guests and live within 10 miles of a BJ’s restaurant, yet who have never been to a BJ’s. As a result, our external marketing is primarily focused on improving awareness and brand consideration in the markets where we operate. Our marketing spend generally takes the form of limited traditional television and connected television for those markets in which we have sufficient restaurant penetration. Additionally, we are able to leverage the information we have accumulated through data-driven paid digital, including pay-per-click, social content and streaming audio to better market our brand. We also utilize in-restaurant messaging and merchandising to promote our brand and drive our average check and also have a loyalty program, BJ’s Premier Rewards Plus®, where our guests receive one-to-one communication and engagement programs to drive frequency and ambassadorship.

Our marketing related expenditures were approximately 1.7%, 1.4%, and 1.7% of revenues for fiscal 2022, 2021 and 2020, respectively. We expect our marketing expenditures in 2023 to be 1.5% to 2.0% of our revenues.

SEASONALITY AND ADVERSE WEATHER

Our business is impacted by weather and other seasonal factors that typically impact other restaurant operations. Holidays (and shifts in the holiday calendar) and severe weather including hurricanes, tornadoes, thunderstorms, snow and ice storms, prolonged extreme temperatures and similar conditions may impact restaurant sales volumes in some of the markets where we operate. Many of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated restaurant opening expenses. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

INFORMATION SYSTEMS AND CYBERSECURITY

We continue to focus on providing our operators with best in class, intuitive, secure technology that is tailored to our business so they can provide unsurpassed hospitality to our guests and our team members in a productive and efficient manner. Our strategy of providing and enhancing integrated systems to drive operational efficiencies enables our restaurant teams to focus on achieving restaurant operations excellence. We have implemented technology-enabled business solutions for tableside order entry, ecommerce solutions through our updated website which includes online ordering and order tracker for our take-out and delivery guests, kitchen and bar system automations, labor scheduling and productivity, cost management, food preparation, table management, inventory, guest service and team member training. We also utilize a centralized accounting and human capital management system, a data center technology service with cloud-based technologies, and a talent development system to provide our team members a more engaged experience, which we believe can provide a competitive advantage in the tight labor market. We will continue to develop and deploy seamless, non-invasive restaurant and support technologies that help improve our guest experience, team member effectiveness and satisfaction, financial management and cost control. New technology is thoroughly tested and validated before any company-wide rollout is implemented.

Our information is processed, transmitted, and stored in a secure environment using hardened, proven enterprise grade technologies to protect both our data and the physical computing assets. We guard against business interruption by maintaining a disaster recovery plan, which includes securely storing critical business information in multiple off-site data centers, testing the disaster recovery plan at a host-site facility, and providing fault tolerant devices, communication services, and utilities. We perform third-party cybersecurity audits no less than annually, following the standard set by the National Institute of Standards and Technology. We also conduct third-party security reviews and testing of our network, processes and systems on a regular basis. We use internally developed proprietary software, cloud-based software as a service (“SaaS”) as well as purchased software, with proven, non-proprietary hardware. As a result, we have not experienced an information systems data breach to date. While we believe that our internal policies, systems and procedures for cybersecurity are thorough, the risk of a cybersecurity event cannot be eliminated.

We maintain a robust system of data protection and cybersecurity resources, technology and processes. In addition to performing an annual risk assessment and developing a mitigation plan, along with a comprehensive review and update of our cybersecurity policies and procedures, we continuously evaluate new and emerging risks and ever-changing legal and compliance requirements. We monitor risks relating to potential compromises of sensitive information at our business partners where relevant and reevaluate the risks at these partners periodically. We make strategic investments to address these risks and compliance requirements to keep company, guest and team member data secure, including maintaining a network privacy and security insurance policy. Our comprehensive cybersecurity program includes agreements with third-party cybersecurity partners for continuous monitoring, alerting, and response. We also perform annual and ongoing cybersecurity awareness training for our management and Restaurant Support Center team members as well as specialized training for our users with privileged access. In addition, we provide annual credit card handling training following Payment Card Industry (“PCI”) guidelines to all team members that handle guest credit cards.

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

Our restaurant concept is a relatively small “varied menu” casual dining competitor compared to the mature “mass market” chains. 60 of our restaurants are located in one state - California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major casual dining chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources.

We believe, however, that our ability to offer higher quality food and beverages at moderate prices with superior service in a distinctive dining environment provides us with the opportunity to capture additional market share in the casual dining segment.

FOOD QUALITY AND SAFETY

Our revenues can be substantially affected by adverse publicity resulting from food quality, illness, or health and safety concerns if incidents occur at our restaurants, as well as if incidents occur at our competitors’ restaurants. In addition, our revenues can be affected by illness or health concerns stemming from incidents occurring at our suppliers or competing suppliers or that appear to be transmitted via public interactions such as the COVID-19 pandemic. We attempt to manage risks of this nature by leveraging food quality and safety controls throughout our supply chain and internal training programs. While we believe that our internal policies and procedures for food safety and sanitation are thorough, the risk of food-borne illness cannot be completely eliminated, and incidents at other restaurant chains or in the food supply chain may affect our restaurants even if our restaurants are not implicated in a food safety concern.

We are committed to serving safe, high-quality food. Our food quality and safety teams strive to ensure compliance with our food safety programs and practices, components of which include:

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

Our restaurants and brewing operations are subject to “tied house” laws and the “three tier system” of beverage alcohol distribution, which were introduced by various states after the repeal of Prohibition. These laws generally prohibit brewers from holding an interest in retail licenses and require manufacturers, distributors and retailers to remain separate “tiers.” Over the last 30 years, “brewpubs,” which are both retailers and onsite brewers, have been authorized by law in most states through specific exceptions to these laws. These exceptions are unique to each state and do not mirror one another. However, brewpubs are generally licensed as retailers and do not have the same privileges as microbreweries, and the privileges of, and restrictions imposed on, brewpubs vary from state to state. These restrictions sometimes prevent us from operating both brewpubs and restaurants in some states. We believe that we are currently in compliance with the brewpub regulations in the states where we hold such licenses. However, there is some risk that a state’s brewpub regulations or the interpretation of these regulations may change in a way that could impact our current model of brewing beer and/or supplying beer to our restaurants in that state. We apply for our alcoholic beverage licenses with the advice of outside legal and licensing counsel and consultants. Even after the issuance of these licenses, our operations could be subject to differing interpretations of the “tied house” laws and the requirements of the “three tier system” of beverage alcohol distribution in any jurisdiction that we conduct business. Additionally, the failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

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

TRADEMARKS AND COPYRIGHTS

We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concept. Our domestically-registered trademarks and service marks include, among others, our stylized logos displaying the name “BJ’s” for restaurant services, restaurant and bar services, on-line ordering and take-out restaurant services and the word mark “BJ’s” for restaurant and bar services, take-out and carry-out restaurant services. We have also registered with the United States Patent and Trademark Office many of our standard and seasonal beer logos and names, as well as many of our signature menu item names including “Pizookie” for our proprietary dessert and “Enlightened Entrees” and “Craft Matters” for our branding. We have registered our BJ’s logo mark in a number of foreign countries. Additional domestic and foreign trademark applications are pending. We have also registered our ownership of the internet domain name “www.bjsrestaurants.com” and other internet domain names. We have in the past protected, and expect to continue to vigorously protect, our proprietary rights. We cannot predict whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept and products. There may be other restaurants, retailers and/or businesses that also use our marks in some form or fashion throughout the United States and abroad. It may be difficult for us to prevent others from copying elements of our concept. Any litigation undertaken to enforce our rights will likely be costly. In addition, we may face claims of misappropriation or infringement of third parties’ trademarks, patents or other intellectual property rights. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use certain intellectual property rights or information in the future and may result in a judgment or monetary damages.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has disrupted and may continue to disrupt our business, operations, financial condition and results of operations.

Federal, state and local government responses to the COVID-19 pandemic have disrupted and may continue to disrupt our business. During fiscal 2020, 2021, and early fiscal 2022, state and local governments imposed a variety of restrictions on people and businesses, and public health authorities offered regular guidance on health and safety, which have caused and may continue to cause consumers to avoid or limit gatherings in public places or social interactions. The impact of any health pandemic on us might be disproportionately greater than on other casual dining concepts that have lower guest traffic and that depend less on the social gathering of people.

It is possible that a resurgence in cases or further localized or widespread outbreaks of COVID-19 or new variants thereof could require us to reduce our capacity or suspend our in-restaurant dining operations. The COVID-19 pandemic and these responses have affected and may continue to adversely affect our guest traffic, sales and operating costs, and we cannot predict whether an increase in cases or localized or widespread outbreaks will occur and whether future government responses thereto may impact us. In addition, any resurgence of COVID-19 or variants thereof could negatively impact our suppliers, and we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted by such supply interruptions.

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

In addition to other casual dining restaurants, we face competition from an array of food-away-from-home alternatives, including fast casual restaurants, single-serve operations, quick-service restaurants and the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. We also continue to face pressure for consumer discretionary spending on restaurant occasions, as well as, less expensive alternatives to BJ’s.

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

Our inability or failure to successfully and sufficiently raise menu prices to offset rising costs and expenses may adversely affect guest traffic and our results of operations.

In the past, including as a result of the COVID-19 pandemic, we have experienced dramatic price increases of certain items necessary to operate our restaurants and brewing operations, including increases in the cost of food, commodities, labor, team member benefits, insurance arrangements, construction, energy and other costs. We utilize menu price increases to help offset the increased cost of commodities, minimum wage and other costs. However, there is no guarantee that our menu price increases will be accepted by our guests. If our costs increase, our operating margins and results of operations will be adversely affected if we are unable to increase our menu prices to offset such increased costs or if our increased menu prices result in less guest traffic. In addition, we cannot provide assurance that menu price increases will not deter guests from visiting our restaurants, reduce the frequency of their visits or affect their purchasing decisions.

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

Due to the nature of the restaurant industry, we are dependent upon consumer trends with respect to the public’s tastes, eating habits, public perception toward alcohol consumption and discretionary spending priorities, as well as consumer traffic rates at the sites surrounding our restaurants, which are primarily located in high-activity areas such as urban, retail, mixed-use and lifestyle centers. In general, such consumer trends and visit frequencies are significantly affected by many factors, including national, regional or local economic conditions, changes in area demographics, public perception and attitudes, increases in regional competition, food, liquor and labor costs, traffic and shopping patterns, weather, natural disasters, interest rates, co-tenancies in urban, retail and mixed-use and lifestyle centers and the availability and relative cost of gasoline. Our success will depend, in part, on our ability to anticipate and respond to such changing consumer preferences, tastes, eating and purchasing habits, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. Any adverse change in any of the above factors and our inability to respond to such changes may cause our restaurant volumes to decline and adversely affect our business, revenues and results of operations.

Changes in off-premise sales or costs may adversely affect our operating results.

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

As part of our marketing efforts, we use a variety of digital platforms including search engines, mobile, online videos and social media platforms such as Facebook®, Twitter®, Instagram® and TikTok to attract and retain guests. We also test new technology platforms to improve our level of digital engagement with our guests and team members to help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement.

Any inability or failure to successfully expand our restaurant operations or open and adequately staff new restaurants may adversely affect our growth rate and results of operations.

A critical factor in our future success is our ability to expand our restaurant operations successfully, which will depend in large part on our ability to open new restaurants in a profitable manner. We anticipate that our new restaurants will generally take several months or even longer to reach targeted productivity levels due to the inefficiencies typically associated with new restaurants, including lack of initial market and consumer awareness, the need to hire and train sufficient management and restaurant team members and other factors. The opening of new restaurants can also have either an expected or an unintended effect on the sales levels at existing restaurants. We cannot guarantee any restaurant we open will obtain operating results similar to those of our existing restaurants. If we are unable to open and operate new restaurants successfully, our growth rate and our results of operations will be adversely affected. Our expansion plans may also be impacted by the delay or cancellation of potential new sites by developers and landlords, which may become more common as a result of economic deterioration or tightening credit markets.

In order to achieve our targeted capacity rate of new restaurant growth, we intend to open new restaurants in both established and new markets. Opening new restaurants in established markets generally provides some advantages in the form of stronger levels of initial consumer awareness, trial and usage, as well as greater leverage of certain supply chain and field supervision resources. On the other hand, there is a risk that a portion of the sales of existing restaurants in the market may transfer to newly opened restaurants in the same market, resulting in negative pressure on our overall comparable restaurant sales metric. While we do not generally select locations for our new restaurants where we believe that a significant sales transfer will likely occur, some unexpected sales transfer may inadvertently occur.

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

Any adverse changes in the cost of food , brewing commodities and other materials, including cost increases caused by inflation, or global conflicts may adversely affect our operating results.

Our supply chain department negotiates prices for all of our ingredients and supplies through contracts, spot market purchases or commodity pricing formulas. Furthermore, various factors beyond our control, including the lingering effects of the

COVID-19 pandemic, adverse weather conditions and governmental regulations, as well as increased public concern over food safety standards and local and state governmental requirements, could materially harm our business and may also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs or safety incidents by adjusting our purchasing practices. s. We also have a single or a limited number of suppliers for certain of our commodity and supply items. Accordingly, supply chain risk may increase our costs and limit the availability of some products that are critical to our restaurant and brewing operations, which may adversely affect our operating results or cash flows from operations.

The overall cost environment for food commodities can be volatile primarily due to domestic and worldwide agricultural supply/demand and other macroeconomic factors that are outside of our control, including recent inflationary trends, military, and geopolitical conflicts. The availability and prices of food commodities are also influenced by energy prices, droughts, animal-related diseases, natural disasters, the relationship of the dollar to other currencies, government regulated tariffs and other issues. Virtually all commodities purchased and used in the restaurant industry (meats, grains, oils, dairy products, and energy) have varying amounts of inherent price volatility associated with them. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants and brewpubs, labor shortages, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which may result in higher costs for goods and services supplied to us. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control. In addition, raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar, government regulated tariffs and increases in local demand, which may increase our costs and negatively impact our profitability.

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

Our restaurant operations are subject to federal, state and local laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal, state and local minimum wage rates increase, we may need to increase not only the wages of our minimum wage team members, but also the wages paid to team members at wage rates that are above minimum wage. Over the last several years, low unemployment, new restaurant growth, competition and state minimum wage increases have resulted in unprecedented wage pressure in the restaurant industry for managers and hourly team members. Labor shortages, increased team member turnover and health care and other benefit mandates have increased and could continue to increase our labor costs. The increased operating costs from wage related increases, or potential other benefit offerings to remain competitive in the labor market could adversely affect our results of operations, especially if we are to effectively implement price increases to offset such additional costs.

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

Pursuant to various laws and regulations, the majority of our proprietary craft beer must be distributed to our restaurants through independent wholesale beer distributors, whether we produce the beer or it is produced by independent third-party brewers. Although we currently have arrangements with a sufficient number of beer distributors in all markets where we operate restaurants, our continued national expansion will require us to enter into agreements with additional beer distributors. No assurance can be given that we will be able to maintain or secure additional beer distributors on terms favorable to us. Changes in control or ownership of the participants in our current beer distribution network may lead to less willingness on the part of certain distributors to carry our proprietary craft beer. Our beer distribution agreements are generally terminable by the distributor on short notice. Our ability to maintain our existing beer distribution agreements may also be adversely affected by the fact that many of our distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If our existing beer distribution agreements are terminated, we may not be able to enter into new distribution agreements on substantially similar terms or it may take some time to enter into a replacement agreement, which may result in a disruption in the supply of our proprietary craft beer or an increase in the delivered cost of beer to our restaurants.

Any inability of our internal or independent third-party brewers to timely supply our beer may adversely affect our operating results.

If the independent third-party brewers cease doing business with us or cannot make a scheduled delivery to us because of a supply chain or production disruption or other issues, or if we cannot otherwise satisfy our internal brewing requirements, we may experience short-term supply shortages in some or all of our restaurants which may result in a loss of revenue. Potential disruptions include labor issues, governmental and regulatory actions, quality issues, contractual disputes, machinery failures or operational shut downs. Additionally, if these independent third-party brewers cease doing business with us, we may be required to purchase or brew our own beer at higher costs to us, or we may not be able to sell our proprietary craft beer at all, until we are able to secure an alternative supply source. If the independent third-party brewers fail to adhere to our proprietary recipe and brewing specifications, the consistency and quality of beer offerings, and thus our reputation, guest patronage, revenues and results of operations, may be adversely affected. Additionally, financial stability of those brewing operations where we currently contract for our proprietary craft beer production, as well as their ability or willingness to continue to meet our beer production requirements, continues to be a significant risk in our business model. Accordingly, there can be no guarantees that our proprietary brewing requirements will continue to be met in the future.

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

Any adverse weather conditions, seasonal fluctuations, natural disasters and environmental matters, including the effects of climate change, may adversely affect our results of operations.

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

We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including hurricanes and other natural disasters, back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that may have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

Our corporate office is located in California and a significant number of our restaurants are located in California, Texas and Florida which makes us particularly sensitive to economic, regulatory, weather and other risk factors and conditions are more prevalent in those states.

Our corporate office is located in California and a significant number of our restaurants are concentrated in California, Texas and Florida. As a result, we are particularly susceptible to adverse trends and economic conditions in those states. Many states and municipalities in which our restaurants are located may experience severe revenue and budget shortfalls. Additionally, changes in state and municipal-level regulatory requirements, such as increases to the minimum wage rate, scheduling or other labor constraints not experienced in other locations, income taxes, unemployment insurance, as well as other taxes, mandatory healthcare coverage or paid leave where we operate or may desire to operate restaurants, may adversely impact our financial results. Additionally, we believe that California is subject to a greater risk for earthquakes, fires, water shortages, energy fluctuations and other natural and man-made disasters than most other states.

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

Cybersecurity breaches also could result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. In addition, the California Privacy Rights Act (“CPRA”) provides a private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties and request deletion of personal information (subject to certain exceptions). Compliance with the CPRA and other current and future privacy, cybersecurity and related laws may be involve significant costs. If we fail to properly respond to security breaches of our or third-party’s information technology systems or fail to properly respond to consumer requests under the CPRA or any similar laws adopted in other states, our reputation and results of operations may be adversely affected.

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

There can be no guarantee that additional financing will be readily available or available on favorable terms, or at all. The unavailability of financing when needed may adversely affect our growth and other plans, as well as our financial condition. Even if available, additional financing may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.

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
union organization;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of February 27, 2023, we owned and operated a total of 216 restaurants located in the following 30 states:

Number of Restaurants
Alabama	2
Arizona	7
Arkansas	2
California	60
Colorado	6
Connecticut	1
Florida	22
Illinois	1
Indiana	7
Kansas	1
Kentucky	3
Louisiana	3
Maryland	6
Massachusetts	2
Michigan	4
Nevada	7
New Jersey	2
New Mexico	2
New York	3
North Carolina	3
Ohio	14
Oklahoma	4
Oregon	2
Pennsylvania	4
Rhode Island	1
South Carolina	1
Tennessee	1
Texas	35
Virginia	6
Washington	4
216

All of our 216 existing restaurants are located on leased properties, and the average interior square footage is approximately 8,100 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit. In addition to our restaurants, we operate two Texas brewpub locations. We own the underlying land for these brewpub locations, as well as two parcels of land adjacent to two of our operating restaurants.

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

Additional information concerning our leased properties is included in Note 6 to the Consolidated Financial Statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for a summary of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on The NASDAQ Global Select Market under the symbol “BJRI.” As of February 27, 2023, we had approximately 138 shareholders of record. As many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

STOCK-PERFORMANCE GRAPH

The Company has elected to use the S&P 600 Restaurant Group index as its peer group for fiscal 2022. The following chart compares the five-year cumulative total stock performance of our common stock, the S&P 600 Restaurant Group index and the S&P 500 index. The graph assumes that $100 was invested on December 31, 2017, in our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

CALCULATION OF AGGREGATE MARKET VALUE OF NON-AFFILIATE SHARES

For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater shareholders. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over our Company, or unless they hold 10% or more of our outstanding common stock and are not qualified institutional investors or passive investors who have filed a Schedule 13G with respect to their ownership. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater shareholders are, in fact, affiliates of our Company, or that there are no other persons who may be deemed to be affiliates of our Company. Further information concerning shareholdings of our officers, directors and principal shareholders, as well as information regarding our stock-based compensation plans, is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

STOCK-BASED COMPENSATION PLAN INFORMATION

We have a shareholder approved stock-based compensation plan, the Equity Incentive Plan (as amended from time to time, “the Plan”), under which we may issue shares of our common stock to team members, officers, directors and consultants. Under the Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards as of January 3, 2023 (share numbers in thousands):

	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans
Stock-based compensation plans approved by shareholders	1,676	$40.48	1,684
Stock-based compensation plans not approved by shareholders	—	—	—
Total	1,676		1,684

DIVIDEND POLICY AND STOCK REPURCHASES

Due to the COVID-19 pandemic, we suspended quarterly cash dividends until such time as the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and its shareholders. The only cash dividends paid during fiscal 2022 were related to dividends declared prior to fiscal 2020, which vested under our stock compensation plans.

As of January 3, 2023, we have cumulatively repurchased shares valued at approximately $477.9 million in accordance with our approved share repurchase plan since its inception in 2014. We repurchased shares valued at approximately $2.4 million during fiscal 2022. The share repurchases were executed through open market purchases, and future share repurchases may be completed through a combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of January 3, 2023, we have approximately $22.1 million available under our share repurchase plan.

The following table sets forth information with respect to the repurchase of common shares during fiscal 2022:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/29/22 - 01/25/22	—	$—	—	$—	$24,438,776
01/26/22 – 02/22/22	—	$—	—	$—	$24,438,776
02/23/22 – 03/29/22	—	$—	—	$—	$24,438,776
03/30/22 – 04/26/22	—	$—	—	$—	$24,438,776
04/27/22 – 05/24/22	—	$—	—	$—	$24,438,776
05/25/22 – 06/28/22	—	$—	—	$—	$24,438,776
06/29/22 – 07/26/22	—	$—	—	$—	$24,438,776
07/27/22 – 08/23/22	13,211	$27.51	13,211	$—	$24,075,364
08/24/22 – 09/27/22	78,091	$25.89	78,091	$—	$22,053,808
09/28/22 – 10/25/22	—	$—	—	$—	$22,053,808
10/26/22 – 11/22/22	—	$—	—	$—	$22,053,808
11/23/22 – 01/03/23	—	$—	—	$—	$22,053,808
Total	91,302		91,302

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance, the MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data of our Annual Report. Our MD&A consists of the following sections:

•
Overview - a brief description of our business, financial highlights, key performance indicators, known and anticipated trends
•
Results of Operations - an analysis of our Consolidated Statements of Operations for fiscal year 2022 compared to fiscal year 2021
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

As of February 27, 2023, we owned and operated 216 restaurants located in 30 states as described in Item 2 - Properties - “Restaurant Locations” in this Form 10-K. Our restaurants are typically open every day of the year except for Thanksgiving and Christmas. All of our restaurants currently offer take-out and delivery services. Additionally, all of our restaurants offer a call-ahead or online wait list, on-line ordering for dine-in, guest pick-up or curbside delivery and reservations for large parties.

Our menu features BJ’s award‑winning, signature deep-dish pizza, our proprietary craft and other beers, as well as a wide selection of appetizers, entrées, pastas, sandwiches, specialty salads and desserts, including our Pizookie® dessert. Our proprietary craft beer is produced at several of our locations, our Texas brewpub locations and by independent third-party brewers using our proprietary recipes.

Financial Highlights for Fiscal 2022

Notable fiscal 2022 financial highlights compared to fiscal 2021 include:

•
Total revenues increased 18.1% to $1.3 billion (53 weeks vs. 52 weeks)
•
Total restaurant operating weeks increased 3.1% (53 weeks vs. 52 weeks)
•
Comparable restaurant sales increased 14.0% (53 weeks vs. 53 weeks)
•
Net income of $4.1 million compared to net loss of $3.6 million (53 weeks vs. 52 weeks)
•
Diluted net income per share of $0.17 compared to diluted net loss per share of $0.16 (53 weeks vs. 52 weeks)

Key Performance Indicators and Non-GAAP Financial Measures

Key measures that we use in evaluating our restaurants and assessing our business include the following:

Comparable Restaurant Sales. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures. Comparable restaurant sales increased 14.0% for fiscal 2022 on a 53 week basis.

Restaurant Level Operating Margin. This non-GAAP financial measure is equal to the revenues generated by our restaurants, less their direct operating costs which consist of cost of sales, labor and benefits, and occupancy and operating costs. This performance measure primarily includes the costs that restaurant level managers can directly control and excludes other operating costs that are essential to conduct the Company’s business. We, similar to most of our competitors, use restaurant level operating margin as a supplemental measure of restaurant performance and believe restaurant level operating margin is useful to investors in that it highlights trends in our core business that may not otherwise be apparent to investors when relying solely on GAAP financial measures. Because other companies may calculate restaurant level operating margin differently than we do, our restaurant level operating margin calculation may not be comparable to similarly titled measures reported by other companies. A reconciliation of loss from operations to restaurant level operating margin for fiscal 2022, 2021 and 2020 is set forth below:

	Fiscal Year
	2022		2021		2020
Loss from operations	$(5,480)	(0.4)%	$(16,507)	(1.5)%	$(86,431)	(11.1)%
General and administrative	73,333	5.7	67,957	6.3	54,663	7.0
Depreciation and amortization	70,385	5.5	72,753	6.7	73,124	9.4
Restaurant opening	3,644	0.3	1,483	0.1	1,201	0.2
Loss on disposal and impairment of assets, net	6,200	0.5	3,946	0.4	17,141	2.2
Gain on lease transactions, net	(3,318)	(0.3)	—	—	(3,278)	(0.4)
Restaurant level operating margin	$144,764	11.3%	$129,632	11.9%	$56,420	7.2%

Adjusted EBITDA. This non-GAAP financial measure represents the sum of net income (loss) adjusted for certain expenses and gains/losses detailed within the reconciliation below. We use Adjusted EBITDA as a supplemental measure of our operating performance and believe this measure is useful to investors in that it highlights cash flow and trends in our business operations that may not otherwise be apparent to investors when relying solely on GAAP financial measures. Because other companies may calculate this measure differently than we do, our Adjusted EBITDA calculation may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income (loss) to adjusted EBITDA for fiscal 2022, 2021 and 2020 is set forth below:

	Fiscal Year
	2022		2021		2020
Net income (loss)	$4,076	0.3%	$(3,606)	(0.3)%	$(57,885)	(7.4)%
Interest expense, net	2,888	0.2	5,002	0.5	7,078	0.9
Income tax benefit	(12,384)	(1.0)	(15,576)	(1.4)	(32,065)	(4.1)
Depreciation and amortization	70,385	5.5	72,753	6.7	73,124	9.4
Stock-based compensation expense	10,098	0.8	10,331	1.0	9,791	1.3
Other income, net	(60)	—	(2,327)	(0.2)	(1,275)	(0.2)
Loss on disposal and impairment of assets, net	6,200	0.5	3,946	0.4	17,141	2.2
Gain from legal settlements	—	—	—	—	(2,284)	(0.3)
Gain on lease transactions, net	(3,318)	(0.3)	—	—	(3,278)	(0.4)
Adjusted EBITDA	$77,885	6.1%	$70,523	6.5%	$10,347	1.3%

Weekly Sales Average. We calculate each restaurant’s average weekly revenue to understand and manage the business trends and expectations. Our weekly sales average was approximately $113,000, $99,000 and $72,000 for fiscal 2022, 2021 and 2020, respectively.

Known or Anticipated Trends

Sales Growth. While most of our established restaurants operate close to full capacity during peak demand periods, we will continue to focus on ways to build sales, positively impact guest traffic and grow average check and weekly sales averages. We continue to focus on sales building initiatives to create more guest loyalty, increase the frequency of guest visits, further build our off-premise sales channel, better optimize our menu sales mix and develop other incremental opportunities to allow guests to utilize BJ’s. We believe that all of these efforts combined with new restaurant openings offer significant growth opportunities and upside for weekly sales averages and comparable restaurant sales.

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

Impacts of Inflation. During fiscal 2021 and 2022, heightened inflation had a material impact on our operations, new restaurant construction and corresponding return on invested capital. While we have been able to partially offset inflation and other changes in the costs of key operating inputs by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. Increases in inflation could have a severe impact on the United States and global economies, which will have an adverse impact on our business, financial condition and results of operations. From time to time, competitive conditions will limit our menu pricing flexibility. In addition, macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent. There can be no assurance that all of our future cost increases can be offset by higher menu prices or that higher menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. Many of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

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

Comparable Sales and Guest Traffic. All of our restaurants are Company-owned. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. Guest traffic for our restaurants is estimated based on the number of guest checks.

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

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, our Consolidated Statements of Operations both in dollars and as percentages of total revenues. All fiscal years presented consist of 52 weeks with the exception of fiscal year 2022, which consists of 53 weeks. Percentages below may not reconcile due to rounding.

	Fiscal Year
	2022		2021		2020
Revenues	$1,283,926	100.0%	$1,087,038	100.0%	$778,510	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	349,645	27.2	288,110	26.5	195,573	25.1
Labor and benefits	483,367	37.6	401,408	36.9	305,628	39.3
Occupancy and operating	306,150	23.8	267,888	24.6	220,889	28.4
General and administrative	73,333	5.7	67,957	6.3	54,663	7.0
Depreciation and amortization	70,385	5.5	72,753	6.7	73,124	9.4
Restaurant opening	3,644	0.3	1,483	0.1	1,201	0.2
Loss on disposal and impairment of assets, net	6,200	0.5	3,946	0.4	17,141	2.2
Gain on lease transactions, net	(3,318)	(0.3)	—	—	(3,278)	(0.4)
Total costs and expenses	1,289,406	100.4	1,103,545	101.5	864,941	111.1
Loss from operations	(5,480)	(0.4)	(16,507)	(1.5)	(86,431)	(11.1)

Other (expense) income:
Interest expense, net	(2,888)	(0.2)	(5,002)	(0.5)	(7,078)	(0.9)
Gain from legal settlements	—	—	—	—	2,284	0.3
Other income, net	60	—	2,327	0.2	1,275	0.2
Total other expense	(2,828)	(0.2)	(2,675)	(0.2)	(3,519)	(0.5)
Loss before income taxes	(8,308)	(0.6)	(19,182)	(1.8)	(89,950)	(11.6)

Income tax benefit	(12,384)	(1.0)	(15,576)	(1.4)	(32,065)	(4.1)
Net income (loss)	$4,076	0.3%	$(3,606)	(0.3)%	$(57,885)	(7.4)%

53 WEEKS ENDED JANUARY 3, 2023 (FISCAL 2022) COMPARED TO THE 52 WEEKS ENDED DECEMBER 28, 2021 (FISCAL 2021)

Revenues. Total revenues increased by $197.0 million, or 18.1%, to $1.3 billion during fiscal 2022, compared to $1.1 billion during fiscal 2021. The increase in revenues primarily consisted of a $172.8 million increase in sales from our restaurants in our comparable sales base, and a $21.0 million increase in sales from new restaurants not yet in our comparable restaurant sales base. This increase was partially offset by $3.4 million related to the closure of two restaurants in fiscal 2022. The effect of the 53rd week in fiscal 2022 was $26.5 million in additional revenues. On a 53 week basis, comparable restaurant sales increased 14.0%. This increase in comparable restaurant sales was the result of an increase in guest traffic of approximately 9.3% and an increase in average check of approximately 4.7%, due to menu price increases partially offset by changes in mix. The increase in guest traffic was primarily due to the re-opening of our dining rooms, which were closed or restricted in operation during portions of the same period in 2021.

Cost of Sales. Cost of sales increased by $61.5 million, or 21.4%, to $349.6 million during fiscal 2022, compared to $288.1 million during fiscal 2021. This increase was primarily due to the increase in revenue, commodity cost increases and costs related to our six new restaurants opened during fiscal 2022, coupled with the impact of the 53rd week. As a percentage of revenues, cost of sales increased to 27.2% for fiscal 2022 from 26.5% for the prior fiscal year. This increase was primarily due to inflationary pressure on food costs, partially mitigated by menu price increases.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $82.0 million, or 20.4%, to $483.4 million during fiscal 2022, compared to $401.4 million during fiscal 2021. This increase was primarily due to an increase in the number of team members, $64.4 million related to higher wages, $14.4 million related to taxes and benefits, and $3.7 million related to higher training costs due to the re-opening of our dining rooms, which were closed or had restricted operations during a portion of the same period in 2021, offset by lower workers compensation related costs. These increases include the impact related to the six new restaurants opened during fiscal 2022, and the 53rd week. Increases in labor and benefit costs were offset in part by the closure of two restaurants during fiscal 2022. As a percentage of revenues, labor and benefit costs increased to 37.6% for fiscal 2022 from 36.9% for the prior fiscal year. This increase was primarily due to higher wages, training and overtime hours due to increased hiring activities, the deleveraging impact from the COVID-19 Omicron variant wave, which severely impacted sales in January 2022, and the benefit from our Employee Retention Tax Credit recognized during fiscal 2021. Included in labor and benefits for fiscal 2022 and 2021 was approximately $2.9 million and $2.7 million, respectively, or 0.2% and 0.3%, of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $38.3 million, or 14.3%, to $306.1 million during fiscal 2022, compared to $267.9 million during fiscal 2021. This was primarily due to increases of $9.0 million in utilities, $7.0 million in supply costs, $6.6 million in marketing expenses, $4.6 million in merchant credit card fees, $3.5 million in janitorial services related to the re-opening of our dining rooms, and $3.8 million in rent related expenses. These increases include the impact related to the six new restaurants opened during fiscal 2022, the 53rd week, and one restaurant that was re-opened in August 2021, partially offset by the closure of two restaurants during fiscal 2022. As a percentage of revenues, occupancy and operating expenses decreased to 23.8% for fiscal 2022 from 24.6% for the prior fiscal year. This decrease was primarily due to our ability to leverage certain fixed operating and occupancy costs over a higher revenue base.

General and Administrative. General and administrative expenses increased by $5.4 million, or 7.9%, to $73.3 million during fiscal 2022, compared to $68.0 million during fiscal 2021. This was primarily due to increases of $4.7 million in personnel costs, $1.5 million in outside services as we returned closer to pre-pandemic operations and have invested in growth initiatives, and $1.2 million in travel expenses, offset by a $2.7 million decrease in our deferred compensation plan liability. These increases include the impact of the 53rd week. Included in general and administrative costs for fiscal 2022 and 2021 was approximately $7.2 million and $7.6 million, respectively, or 0.6% and 0.7% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.7% for fiscal 2022 from 6.3% for the prior fiscal year. This decrease was primarily due to a higher revenue base.

Depreciation and Amortization. Depreciation and amortization decreased by $2.4 million, or 3.3%, to $70.4 million during fiscal 2022, compared to $72.8 million during fiscal 2021. This decrease was primarily related to impairment and disposal charges taken in fiscal 2021, including the impairment and reduction of carrying value related to the closure of one restaurant at the beginning of the current fiscal year. The decrease in depreciation and amortization was partially offset by depreciation expense related to our six new restaurants opened during fiscal 2022 and the impact of the 53rd week. As a percentage of revenues, depreciation and amortization decreased to 5.5% for fiscal 2022 from 6.7% for the prior fiscal year. This decrease was primarily due to a higher revenue base and lower depreciation and amortization.

Restaurant Opening. Restaurant opening expense increased by $2.2 million, or 145.6%, to $3.6 million during fiscal 2022, compared to $1.5 million during fiscal 2021. This increase was primarily due to the timing of our openings and increased costs. We opened six new restaurants during fiscal 2022, compared to two new restaurants during fiscal 2021.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $6.2 million during fiscal 2022, compared to $3.9 million during fiscal 2021. In fiscal 2022, these costs primarily relate to the impairment and reduction in the carrying value of the long-lived related to eight restaurants, coupled with the disposals of assets in conjunction with initiatives to keep our restaurants up to date, offset by the $4.9 million gain on disposal of an internally developed software. In fiscal 2021, these costs were primarily related to the impairment and reduction in the carrying value of the long-lived and operating lease assets related to one of our restaurants, coupled with the disposals of assets in conjunction with initiatives to keep our restaurants up to date and the disposal of certain unproductive restaurant assets.

Gain on Lease Transactions, Net. Gain on lease transactions, net, was $3.3 million during fiscal 2022, which related to the sale of the land underlying one of our restaurants.

Interest Expense, Net. Interest expense, net, decreased by $2.1 million to $2.9 million during fiscal 2022, compared to $5.0 million during fiscal 2021. This decrease was primarily due to lower average debt balance during fiscal 2022, compared to fiscal 2021.

Income Tax (Benefit) Expense. Our effective income tax rate for fiscal 2022 reflected a 149.1% tax benefit compared to an 81.2% tax benefit for fiscal 2021. The effective tax rate benefit for fiscal 2022 and 2021 was different than the statutory tax rate primarily due to FICA tax tip credits.

52 WEEKS ENDED DECEMBER 28, 2021 (FISCAL 2021) COMPARED TO THE 52 WEEKS ENDED DECEMBER 29, 2020 (FISCAL 2020)

For discussion related to the results of operations and changes in financial condition for fiscal 2021 compared to fiscal 2020 refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2021 Form 10-K, which was filed with the United States Securities and Exchange Commission on February 25, 2022.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	January 3, 2023	December 28, 2021
Cash and cash equivalents	$24,873	$38,527
Net working capital	$(114,600)	$(109,619)
Current ratio	0.4:1.0	0.5:1.0

As a result of uncertainties in the near-term macro environment, including supply chain challenges, and commodity and labor inflation, we continue to focus on cash flow generation and maintaining a solid and flexible financial position to execute our long-term strategy of investing in our business and opening new restaurants. We continue to monitor the macro environment and will adjust our overall approach to capital allocation, including share repurchases and dividends, as the post-pandemic recovery unfolds.

We are taking what we believe to be reasonably necessary and appropriate measures to control costs and maximize liquidity. Based on the current level of operations, we believe that our current cash and cash equivalents, coupled with cash generated from operations and availability under our credit agreement will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

CASH FLOWS

The following tables set forth, for the years indicated, our cash flows from operating, investing, and financing activities (dollar amounts in thousands):

	Fiscal Year
	2022	2021	2020
Net cash provided by operating activities	$51,122	$64,285	$40,541
Net cash used in investing activities	(71,907)	(42,168)	(35,716)
Net cash provided by (used in) financing activities	7,131	(35,254)	24,445
Net (decrease) increase in cash and cash equivalents	$(13,654)	$(13,137)	$29,270

Operating Cash Flows

Net cash provided by operating activities was $51.1 million during fiscal 2022, representing a $13.2 million decrease from the $64.3 million provided during fiscal 2021. The decrease over the prior year is primarily due to the timing of payments for accrued expenses, offset by current year net income as compared to the prior year net loss.

Investing Cash Flows

Net cash used in investing activities was $71.9 million during fiscal 2022, representing a $29.7 million increase from the $42.2 million used in fiscal 2021. The increase over prior year is primarily due to an increase in the number of new restaurant openings, new restaurants under construction and key productivity initiatives.

The following table provides, for the years indicated, the components of capital expenditures (dollar amounts in thousands):

	Fiscal Year
	2022	2021	2020
New restaurants	$43,778	$20,167	$17,780
Restaurant maintenance and remodels, and key productivity initiatives	31,471	19,539	23,219
Restaurant and corporate systems	3,357	2,483	2,326
Total capital expenditures	$78,606	$42,189	$43,325

During fiscal 2022, we opened six new restaurants and closed two restaurants. We currently plan to open as many as five new restaurants in fiscal 2023, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2023 new restaurant locations.

We currently anticipate our total capital expenditures for fiscal 2023 to be approximately $90 million to $95 million. This estimate includes costs to open five new restaurants and remodel more than 30 existing locations. Total capital expenditures exclude anticipated proceeds from tenant improvement allowances. We expect to fund our net capital expenditures with our current cash balance on hand, cash flows from operations and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash provided by financing activities was $7.1 million during fiscal 2022, representing a $42.4 million increase from the $35.3 million used in fiscal 2021. This increase was primarily due to lower payments on our line of credit, partially offset by no common stock issuances or stock option exercises and repurchases of common stock.

Contractual Obligations and Commitments

We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations. The following table summarizes our future estimated cash payments under existing contractual obligations as of January 3, 2023, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$597,279	$66,032	$120,715	$110,156	$300,376
Purchase obligations (2)	15,104	14,769	335	—	—
Total	$612,383	$80,801	$121,050	$110,156	$300,376

Other Obligations:
Long-term debt	$60,000	$—	$—	$60,000	$—
Interest (3)	14,635	3,803	7,616	3,216	—
Standby letters of credit	16,214	—	—	16,214	—
Total	$90,849	$3,803	$7,616	$79,430	$—

(1)
For a more detailed description of our operating leases, refer to Note 6 in the accompanying Consolidated Financial Statements.
(2)
Amounts represent non-cancelable commitments for the purchase of goods and other services.
(3)
We have assumed that $60.0 million remains outstanding under our Credit Facility until the maturity date of November 3, 2026, using the interest rate in effect on January 3, 2023, which was approximately 6.4%.

Additionally, we have entered into lease agreements related to future restaurants with commencement dates subsequent to January 3, 2023. Our aggregate future commitment relating to these leases is $10.9 million and is not included in operating leases above.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of January 3, 2023, we are not involved in any off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment on a restaurant level basis, and inclusive of property and equipment and lease right-of-use assets; or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to historical or projected future operating results; significant changes in the manner of use of the assets or the strategy for the overall business; significant negative industry or economic trends; or our expectation to dispose of long-lived assets before the end of their previously estimated useful lives. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

Self-Insurance Liability

Our estimated liability is based on information provided by a third-party actuary, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our loss development factors, loss costs, history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate claims incurred but not yet reported to us (“IBNR claims”) as parties have yet to assert such claims. Should a greater number of claims occur compared to what was estimated, or should medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.

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

Interest Rate Risk

Our Credit Facility provides us with revolving loan commitments totaling $215 million. As of January 3, 2023, $60 million was outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.5 million annual impact on our net income.

Food and Commodity Price Risks

We purchase food, supplies and other commodities for use in our operations based upon market prices established with our suppliers. Our business is dependent on frequent and consistent deliveries of these items. We may experience shortages, delays or interruptions due to inclement weather, natural disasters, labor issues or other operational disruptions or other conditions beyond our control such as cyber breaches or ransomware attacks at our suppliers, distributors or transportation providers. Additionally, many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control, whether contracted for or not. Costs can also fluctuate due to government regulation. As a result of the lingering effects of the COVID-19 pandemic, we continue to experience distribution disruptions, commodity cost inflation and certain food and supply shortages. To manage this risk in part, we attempt to enter into fixed-price purchase commitments, with terms typically up to one year, for some of our commodity requirements. However, it may not be possible for us to enter into fixed-price contracts for certain commodities or we may choose not to enter into fixed-price contracts for certain commodities. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have some flexibility and ability to increase certain menu prices, or vary certain menu items offered or promoted, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements and other data attached hereto beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 3, 2023, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2023, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013

framework) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2023.

KPMG LLP, the independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
BJ’s Restaurants, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited BJ's Restaurants, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 3, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2023 and December 28, 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

February 27, 2023

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Integrity, Ethics and Conduct (the “Code”) to promote honest and ethical conduct of our business, professional and personal relationships. The Code covers all executives, including our principal executive officer, principal financial officer and principal accounting officer, directors, and other team members. A copy of our Code of Integrity, Ethics and Conduct is available on our website https://investors.bjsrestaurants.com under Corporate Governance. We intend to post any amendments to or waivers from our Code at this website location.

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the SEC no later than 120 days after the close of the year ended January 3, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 3, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 3, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 3, 2023.

See Part II, Item 5 – “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Stock-Based Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 3, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 3, 2023 and December 28, 2021

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended January 3, 2023

Consolidated Statements of Shareholders’ Equity for Each of the Three Fiscal Years in the Period Ended January 3, 2023

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended January 3, 2023

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

4.2	Description of the Securities, incorporated by reference to Exhibit 4.2 to Form 10-K filed on February 25, 2020.

10.1*	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended January 2, 2018.

10.2*	Exhibit 10.1 to the Form 10-Q filed on August 1, 2022.

10.3*	Form of Employee Stock Option Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-K filed on February 25, 2020.

10.4*	Form of Notice of Grant of Stock Option under the Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.

10.5*	Form of Non-Employee Director Stock Option Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended January 3, 2006.

10.6*	Form of Non-Employee Director Notice of Grant of Stock Option under the Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended January 3, 2006.

10.7*	Form of Restricted Stock Unit Agreement (non-GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to Form 10-K filed on February 25, 2020.

10.8*	Form of Restricted Stock Unit Notice (non-GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.

10.9*	Form of Restricted Stock Unit Agreement (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended January 1, 2013.

10.10*	Form of Equity Award Certificate (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.

10.11*	Form of Stock Option Agreement (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended January 1, 2013.

10.12*	Form of Option Grant Notice (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended January 1, 2013.

10.13*	Form of Restricted Stock Unit Agreement for non-employee directors under the Equity Incentive Plan, incorporated by reference to Exhibit 10.13 to Form 10-K filed on February 25, 2020.

10.14*

Form of Restricted Stock Unit Award Certificate for non-employee directors under the Equity Incentive Plan, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended January 1, 2013.

10.15*	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on or about March 14, 2008.

10.16*	Employment Agreement, dated June 30, 2021, between the Company and Gregory S. Levin, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 6, 2021.

Exhibit Number	Description
10.17*	Employment Agreement, effective March 1, 2011, between the Company and Kendra D. Miller, incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 9, 2011.

10.18*	Employment Agreement dated January 28, 2013, between the Company and Brian S. Krakower, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.

10.19*	Consulting Agreement, dated December 30, 2021, between the Company and Gregory A. Trojan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 4, 2022.

10.20*	Form of Performance Stock Unit Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.28 to Form 10-K filed on February 25, 2020.

10.21

Fourth Amended and Restated Credit Agreement, dated November 3, 2021, among the Company and Bank of America, N.A. and the other lenders identified therein, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 8, 2021.

10.22*

BJ’s Restaurants, Inc. 2011 Performance Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2016.

10.23

Amended and Restated Investor Rights Agreement, dated November 24, 2020, by and among the Company, SC 2018 Trust LLC and BJ’s Act III, LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 30, 2020.

10.24	Form of Common Stock Purchase Warrant in favor of SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.7 of the Form 8-K filed on May 4, 2020.

10.25

Amendment No. 1, dated November 24, 2020, to Common Stock Purchase Warrant, dated May 5, 2020, issued by the Company in favor of BJ’s Act III, LLC, incorporated by reference to Exhibit 10.2 of the Form 8-K filed November 30, 2020.

10.26

Form of Registration Rights Agreement among the Company and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser, incorporated by reference to Exhibit 10.4 of the Form 8-K filed on May 4, 2020.

10.27	Form of Registration Rights Agreement between the Company and SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.5 of the Form 8-K filed on May 4, 2020.

21	List of Significant Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - The cover page from the Company’s Annual Report on Form 10-K for the year ended January 3, 2023 has been formatted in Inline XBRL and is contained in Exhibit 101.

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
	By:	/s/ Gregory S. Levin
February 27, 2023		Gregory S. Levin Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
By: /s/ GREGORY S. LEVIN
Gregory S. Levin	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2023
By: /s/ THOMAS A. HOUDEK
Thomas A. Houdek	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2023
By: /s/ JACOB J. GUILD
Jacob J. Guild	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2023
By: /s/ PETER A. BASSI
Peter A. Bassi	Lead Independent Director	February 27, 2023
By: /s/ LARRY D. BOUTS
Larry D. Bouts	Director	February 27, 2023
By: /s/ BINA CHAURASIA
Bina Chaurasia	Director	February 27, 2023
By: /s/ JAMES A. DAL POZZO
James A. Dal Pozzo	Director	February 27, 2023
By: /s/ GERALD W. DEITCHLE
Gerald W. Deitchle	Chairman of the Board and Director	February 27, 2023
By: /s/ NOAH A. ELBOGEN
Noah A. Elbogen	Director	February 27, 2023
By: /s/ LEA ANNE S. OTTINGER
Lea Anne S. Ottinger	Director	February 27, 2023
By: /s/ KEITH E. PASCAL
Keith E. Pascal	Director	February 27, 2023
By: /s/ JULIUS W. ROBINSON, JR.
Julius W. Robinson, Jr.	Director	February 27, 2023
By: /s/ JANET M. SHERLOCK
Janet M. Sherlock	Director	February 27, 2023
By: /s/ GREGORY A. TROJAN
Gregory A. Trojan	Director	February 27, 2023

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
BJ’s Restaurants, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BJ's Restaurants, Inc. and subsidiaries (the Company) as of January 3, 2023 and December 28, 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2023 and December 28, 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of long-lived assets for impairment

As discussed in Note 1 to the consolidated financial statements, the Company assesses long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered include, but are not limited to, significant underperformance by a restaurant relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant negative industry or economic trends, and the Company’s expectation to dispose of long-lived assets before the end of their previously estimated useful lives. The property and equipment, net, and operating lease asset balances as of January 3, 2023 were $507.1 million and $368.8 million, respectively.

We identified the evaluation of potential indicators of impairment of long-lived assets as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s assessment of whether any of the following were potential indicators for impairment: (1) restaurant-level cash flow results relative to historical and projected future operating results for underperforming restaurants, 2) significant changes in the manner of use of the assets or the strategy for the overall business, and 3) the impact of significant negative industry or economic trends on restaurant-level results.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s long-lived asset impairment process, including controls related to the identification and evaluation of potential indicators of impairment. We assessed the Company’s identification and evaluation of potential indicators of impairment by:

•
comparing the restaurant-level cash flows of certain restaurants to historical operating results and projected future results
•
considering other events or changes in circumstances that impact restaurant-level operating results for certain restaurants
•
reading board of directors meeting minutes for significant changes in the manner of the use of the assets or the strategy of the overall business
•
considering available industry and economic information for significant negative trends.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Los Angeles, California

February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of BJ’s Restaurants, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 29, 2020, and the related notes (collectively referred to as the “consolidated financial statements”) of BJ’s Restaurants, Inc. (the Company). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 29, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Irvine, California

March 1, 2021

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 3, 2023	December 28, 2021
Assets
Current assets:
Cash and cash equivalents	$24,873	$38,527
Accounts and other receivables, net	28,593	29,055
Inventories, net	11,887	11,579
Prepaid expenses and other current assets	16,905	11,654
Total current assets	82,258	90,815

Property and equipment, net	507,116	506,111
Operating lease assets	368,784	365,244
Goodwill	4,673	4,673
Equity method investment	5,000	—
Deferred income taxes, net	38,312	24,902
Other assets, net	39,779	43,421
Total assets	$1,045,922	$1,035,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$59,563	$48,840
Accrued expenses	97,258	112,354
Current operating lease obligations	40,037	39,240
Total current liabilities	196,858	200,434

Long-term operating lease obligations	432,676	436,016
Long-term debt	60,000	50,000
Other liabilities	10,873	14,945
Total liabilities	700,407	701,395

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 23,392 and 23,304 shares issued and outstanding as of January 3, 2023 and December 28, 2021, respectively	—	—
Capital surplus	74,459	72,513
Retained earnings	271,056	261,258
Total shareholders’ equity	345,515	333,771
Total liabilities and shareholders’ equity	$1,045,922	$1,035,166

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year
	2022	2021	2020
Revenues	$1,283,926	$1,087,038	$778,510
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales (1)	349,645	288,110	195,573
Labor and benefits	483,367	401,408	305,628
Occupancy and operating (1)	306,150	267,888	220,889
General and administrative	73,333	67,957	54,663
Depreciation and amortization	70,385	72,753	73,124
Restaurant opening	3,644	1,483	1,201
Loss on disposal and impairment of assets, net	6,200	3,946	17,141
Gain on lease transactions, net	(3,318)	—	(3,278)
Total costs and expenses	1,289,406	1,103,545	864,941
Loss from operations	(5,480)	(16,507)	(86,431)

Other (expense) income:
Interest expense, net	(2,888)	(5,002)	(7,078)
Gain from legal settlements	—	—	2,284
Other income, net	60	2,327	1,275
Total other expense	(2,828)	(2,675)	(3,519)
Loss before income taxes	(8,308)	(19,182)	(89,950)

Income tax benefit	(12,384)	(15,576)	(32,065)

Net income (loss)	$4,076	$(3,606)	$(57,885)

Net income (loss) per share:
Basic	$0.17	$(0.16)	$(2.74)
Diluted	$0.17	$(0.16)	$(2.74)

Weighted average number of shares outstanding:
Basic	23,405	23,191	21,162
Diluted	23,662	23,191	21,162

The accompanying notes are an integral part of these consolidated financial statements.

(1)
There were no related party costs included in cost of sales or occupancy and operating for fiscal 2022 or 2021. Related party costs included in cost of sales and occupancy and operating are $28,070 and $4,058 for fiscal year 2020, respectively. See Note 14 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 31, 2019	19,149	$—	$67,062	$223,225	$290,287
Issuance of common stock and warrant, net	3,500	63,948	3,394	—	67,342
Exercise of stock options	1	36	(9)	—	27
Issuance of restricted stock units	163	7,728	(8,545)	—	(817)
Repurchase, retirement and reclassification of common stock	(495)	(71,712)	—	56,698	(15,014)
Stock-based compensation	—	—	9,820	—	9,820
Adjustment to dividends previously accrued	—	—	—	28	28
Net loss	—	—	—	(57,885)	(57,885)
Balance, December 29, 2020	22,318	—	71,722	222,066	293,788
Exercise of stock options	122	6,394	(1,883)	—	4,511
Issuance of common stock, net	703	28,907	—	—	28,907
Issuance of restricted stock units	161	7,476	(7,967)	—	(491)
Reclassification of common stock	—	(42,777)	—	42,777	—
Stock-based compensation	—	—	10,641	—	10,641
Adjustment to dividends previously accrued	—	—	—	21	21
Net loss	—	—	—	(3,606)	(3,606)
Balance, December 28, 2021	23,304	—	72,513	261,258	333,771
Issuance of restricted stock units	179	8,097	(8,478)	—	(381)
Repurchase, retirement and reclassification of common stock	(91)	(8,097)	—	5,712	(2,385)
Stock-based compensation	—	—	10,424	—	10,424
Adjustment to dividends previously accrued	—	—	—	10	10
Net income	—	—	—	4,076	4,076
Balance, January 3, 2023	23,392	$—	$74,459	$271,056	$345,515

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,076	$(3,606)	$(57,885)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,385	72,753	73,124
Non-cash lease expense	33,541	31,482	29,058
Amortization of financing costs	221	511	85
Deferred income taxes, net	(13,410)	(18,675)	(26,391)
Stock-based compensation expense	10,098	10,331	9,791
Loss on disposal and impairment of assets, net	6,200	3,946	17,141
Gain on lease transactions, net	(3,318)	—	(3,278)
Changes in assets and liabilities:
Accounts and other receivables	1,436	(2,425)	63
Inventories, net	286	(386)	396
Prepaid expenses and other current assets	(6,026)	(2,699)	(573)
Other assets, net	1,210	(1,792)	(4,450)
Accounts payable	4,056	7,489	16,784
Accrued expenses	(13,622)	9,937	426
Operating lease obligations	(39,939)	(43,458)	(15,949)
Other liabilities	(4,072)	877	2,199
Net cash provided by operating activities	51,122	64,285	40,541

Cash flows from investing activities:
Purchases of property and equipment	(78,606)	(42,189)	(43,325)
Proceeds from sale of assets	6,699	21	7,609
Net cash used in investing activities	(71,907)	(42,168)	(35,716)

Cash flows from financing activities:
Borrowings on line of credit	710,000	1,056,600	1,252,700
Payments on line of credit	(700,000)	(1,123,400)	(1,278,900)
Payments of debt issuance costs	(3)	(791)	(743)
Proceeds from issuance of common stock, net	—	28,907	67,342
Taxes paid on vested stock units under employee plans	(381)	(963)	(817)
Proceeds from exercise of stock options	—	4,511	27
Cash dividends accrued under stock compensation plans	(100)	(118)	(150)
Repurchases of common stock	(2,385)	—	(15,014)
Net cash provided by (used in) financing activities	7,131	(35,254)	24,445

Net (decrease) increase in cash and cash equivalents	(13,654)	(13,137)	29,270
Cash and cash equivalents, beginning of year	38,527	51,664	22,394
Cash and cash equivalents, end of year	$24,873	$38,527	$51,664

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$543	$389	$1,314
Cash paid for interest, net of capitalized interest	$1,790	$3,709	$5,946
Cash paid for operating lease obligations	$66,872	$71,646	$46,303

Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease liabilities	$38,501	$22,036	$27,604
Tenant improvement allowance receivable	$2,000	$3,000	$4,163
Property and equipment acquired and included in accounts payable	$14,888	$8,221	$4,640
Equity method investment in exchange for internally developed software	$5,000	$—	$—
Stock-based compensation capitalized	$326	$310	$29

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company,” “BJ’s,” “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants and to develop additional BJ’s restaurants. As of January 3, 2023, we owned and operated 216 restaurants located in 29 states. During fiscal 2022, we opened six new restaurants and closed two restaurants. Four of our locations, in addition to our two brewpub locations in Texas, brew our signature, proprietary craft BJ’s beer. All of our other restaurants receive their BJ’s beer either from one of our restaurant brewing operations, our Texas brewpubs and/or independent third-party brewers using our proprietary recipes.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2022 ended on January 3, 2023 and consisted of 53 weeks of operations. Fiscal years 2021 and 2020 ended on December 28, 2021, and December 29, 2020, respectively, and consisted of 52 weeks of operations.

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

Concentration of Supplier Risk

We rely on a leading foodservice distributor to deliver the majority of our food products to our restaurants. We also have an agreement with the largest nationwide foodservice distributor of fresh produce in the United States to service most of our restaurants and, where licensed, to distribute our proprietary craft beer to our restaurants. In instances where these parties fail to perform their obligations, we may be unable to find alternative suppliers.

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

Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives:

Furniture and fixtures	3‑10 years
Equipment	5‑10 years
Brewing equipment	1-20 years
Building improvements	the shorter of 20 years or the remaining lease term
Leasehold improvements	the shorter of the useful life or the lease term,
including reasonably assured renewal periods

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate impairment may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. We currently have one reporting unit, which is casual dining company-owned restaurants in the United States of America. If it is concluded that the fair value of our reporting unit is less than the goodwill carrying value, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit is greater than the estimated fair value, an impairment charge is recorded for the difference between the implied fair value of goodwill and its carrying amount. To calculate the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their relative fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. This adjusted carrying value becomes the new goodwill accounting basis value. Based on our impairment assessment, we did not record any impairment to goodwill during fiscal 2022, 2021 or 2020.

Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment on a restaurant level basis, and inclusive of property and equipment and lease right-of-use assets; or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to historical or projected future operating results; significant changes in the manner of use of the assets or the strategy for the overall business; significant negative industry or economic trends; or our expectation to dispose of long-lived assets before the end of their previously estimated useful lives. We use the undiscounted cash flow method to assess the recoverability of potentially impaired long-lived assets by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by the assets. If the carrying value of the assets exceeds the undiscounted cash flows expected to be generated by the assets, an impairment charge is recognized for the amount by which the carrying value exceeds the fair value of the assets. We measure the fair value by discounting estimated future cash flows using assumptions that are consistent with what a market participant would use. As a result of this analysis, in fiscal 2022, we recorded a $9.3 million impairment charge to operating income. During the third quarter of fiscal 2021, we determined that our Pasadena, California was impaired and we recorded a $2.2 million charge to operating income for the amount by which the carrying value of the restaurant’s assets exceeded its fair value estimated using the discounted cash flow method. We closed our Pasadena restaurant during the first quarter of 2022. In fiscal 2020, we recorded a $13.7 million charge to operating income related to impairment expenses.

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

Based on historical redemption rates, a portion of our gift card sales is not expected to be redeemed and is recognized as gift card “breakage” over time. Estimated gift card breakage is recorded as “Revenues” on our Consolidated Statements of Operations and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to government authorities.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for fiscal 2022, 2021 and 2020 was approximately $21.3 million, $14.7 million and $13.2 million, respectively. Advertising costs are primarily included in “Occupancy and operating” expenses on our Consolidated Statements of Operations.

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

The following table presents a reconciliation of basic and diluted net income (loss) per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	Fiscal Year
	2022	2021	2020
Numerator:
Net income (loss)	$4,076	$(3,606)	$(57,885)
Denominator:
Weighted-average shares outstanding - basic	23,405	23,191	21,162
Dilutive effect of equity awards	257	—	—
Weighted-average shares outstanding - diluted	23,662	23,191	21,162

At January 3, 2023, December 28, 2021, and December 29, 2020, there were approximately 1.9 million, 0.7 million, and 1.1 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income (loss) per share because they are anti-dilutive. Included in the calculation of common stock equivalents were warrants to purchase 876,949 shares, which were also anti-dilutive at January 3, 2023, and December 28, 2021. The warrants were dilutive at December 29, 2020.

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
2. Revenue Recognition

Revenue recognized on our Consolidated Statements of Operations for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year were as follows (in thousands):

	Fiscal Year
	2022	2021	2020
Revenue recognized from gift card liability	$14,978	$9,220	$10,883
Revenue recognized from guest loyalty program	$7,510	$8,816	$8,734

3. Accounts and Other Receivables

Accounts and other receivables consisted of the following (in thousands):

	January 3, 2023	December 28, 2021
Credit cards	$6,532	$6,658
Third-party gift card sales	4,611	3,886
Tenant improvement allowances	4,060	5,813
Third-party delivery	3,983	2,495
Income taxes	4,377	7,255
Employee Retention Tax Credit	3,911	—
Other	1,119	2,948
	$28,593	$29,055

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 3, 2023	December 28, 2021
Land	$2,507	$4,462
Building improvements	404,769	391,660
Leasehold improvements	321,384	306,582
Furniture and fixtures	170,450	162,970
Equipment	369,222	345,293
	1,268,332	1,210,967
Less accumulated depreciation and amortization	(792,061)	(729,483)
	476,271	481,484
Construction in progress	30,845	24,627
Property and equipment, net	$507,116	$506,111

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	January 3, 2023	December 28, 2021
Payroll related	$23,006	$34,625
Workers’ compensation and general liability	22,258	21,048
Deferred revenue from gift cards	14,417	19,499
Deferred loyalty revenue	3,129	3,949
Insurance related	4,191	4,909
Sales taxes	8,097	5,965
Other taxes	3,555	5,398
Other current rent related	2,384	2,031
Utilities	2,850	2,231
Merchant cards	2,376	1,770
Maintenance related	1,330	398
Other	9,665	10,531
	$97,258	$112,354

6. Leases

Lease costs included on the Consolidated Statements of Operations consisted of the following (in thousands):

	Fiscal Year
	2022	2021	2020
Lease cost	$60,163	$57,807	$55,996
Variable lease cost	3,445	1,739	142
Total lease costs	$63,608	$59,546	$56,138

Weighted-average lease term and discount rate was as follows:

	January 3, 2023	December 28, 2021
Weighted-average remaining lease term	11.5 Years	12.0 Years
Weighted-average discount rate	5.7	5.6

Operating lease obligation maturities as of January 3, 2023 were as follows (in thousands):

2023	$66,032
2024	62,606
2025	58,109
2026	56,500
2027	53,656
Thereafter	300,376
Total lease payments	597,279
Less: imputed interest	(124,566)
Present value of operating lease obligations	$472,713

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

Letters of Credit

We have irrevocable standby letters of credit outstanding, as required under our workers’ compensation insurance arrangements, of $16.2 million as of January 3, 2023. Our standby letters of credit automatically renew each October 31 for one year unless 30 days’ notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit issued under our Credit Facility reduce the amount available for borrowing.

Purchase Commitments

Purchase obligations, which include inventory purchases, equipment purchases, information technology and other miscellaneous commitments, were $15.1 million and $21.1 million at January 3, 2023 and December 28, 2021, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received or services rendered.

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

Our Credit Facility matures on November 3, 2026, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On January 3, 2023, there were borrowings of $60.0 million and letters of credit of $16.2 million outstanding, leaving $138.8 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage not to exceed 2.00% (with a floor on BSBY of 0.00%), or (b) a percentage not to exceed 1.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, (iii) the BSBY rate plus 1.00%, and (iv) 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA plus lease expenses. The weighted average interest rate during fiscal 2022, and 2021 was approximately 3.7% and 4.0%, respectively.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At January 3, 2023, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $2.9 million, $5.0 million and $7.1 million for fiscal 2022, 2021 and 2020, respectively. We also capitalized approximately $0.3 million and $0.1 million of interest expense related to new restaurant construction during fiscal 2022 and 2021. Additionally, in fiscal 2021, we capitalized approximately $0.8 million of fees related to the amended and modified credit agreement, which are amortized over the remaining term of the Credit Facility.

9. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

•
Level 1: Quoted prices in active markets for identical assets or liabilities.
•
Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.
•
Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the Company to develop its own assumptions.

There were no transfers among levels within the fair value hierarchy during the year ended January 3, 2023. The following table presents the fair values for our financial assets and liabilities measured on a recurring basis (in thousands):

	Level	January 3, 2023	December 28, 2021
Deferred compensation plan - liabilities	1	$10,111	$14,170

The Company’s financial statements include cash and cash equivalents, accounts and other receivables, accounts payable, and accrued expenses for which the carrying amounts approximate fair value due to their short-term maturity. At January 3, 2023 and December 28, 2021, the fair value of our amended revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2).

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

Preferred Stock

We are authorized to issue 5.0 million shares of one or more series of preferred stock and we are authorized to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at January 3, 2023 or December 28, 2021. We currently have no plans to issue shares of preferred stock.

Common Stock

Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to accumulate votes in connection with the election of directors. Shareholders of our outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors.

Cash Dividends

Due to the COVID-19 pandemic, our Board of Directors suspended quarterly cash dividends until it is determined that resumption of dividend payments is in the best interest of the Company and its shareholders. As such, the only cash dividends paid during fiscal 2022 and 2021 were related to dividends (declared prior to fiscal 2020) which vested under our stock compensation plans.

Stock Repurchases

During fiscal 2022, we repurchased and retired approximately 91,000 shares of our common stock at an average price of $26.12 per share for a total of $2.4 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. These repurchases are the first since the program was suspended in the first quarter of 2020. As of January 3,

2023, we have approximately $22.1 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. Repurchases may be made at any time.

11. Income Taxes

Income tax benefit for the last three fiscal years consists of the following (in thousands):

	Fiscal Year
	2022	2021	2020
Current:
Federal	$647	$2,776	$(5,360)
State	379	323	(314)
	1,026	3,099	(5,674)
Deferred:
Federal	(12,653)	(16,872)	(21,403)
State	(757)	(1,803)	(4,988)
	(13,410)	(18,675)	(26,391)

Income tax benefit	$(12,384)	$(15,576)	$(32,065)

Income tax benefit for the last three fiscal years differs from the amount that would result from applying the federal statutory rate as follows:

	Fiscal Year
	2022	2021	2020
Income tax at statutory rates	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(10.4)	(5.0)	(5.2)
Permanent differences	17.3	0.9	0.3
Income tax credits	(156.8)	(58.9)	(5.1)
Return to provision	(4.3)	2.1	—
Prior year tax credit true-up	14.1	—	(0.4)
Benefit from net operating loss carryback	1.8	2.8	(5.2)
Change in valuation allowance	6.8	(1.1)	—
Other, net	3.4	(1.0)	1.0
	(149.1)%	(81.2)%	(35.6)%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	January 3, 2023	December 28, 2021
Deferred income tax asset:
Accrued expenses	$11,887	$11,803
Other	3,192	5,305
Deferred revenues	28	28
Stock-based compensation	4,596	4,123
Operating lease liability	122,982	123,544
Income tax credits	56,780	41,826
Net operating losses	7,347	5,569
State tax	80	72
Gross deferred income tax asset	206,892	192,270
Valuation allowance	(1,151)	(586)
Deferred income tax asset, net of valuation allowance	205,741	191,684

Deferred income tax liability:
Property and equipment	(51,659)	(52,371)
Intangible assets	(2,895)	(1,646)
Operating lease assets	(108,307)	(108,333)
Smallwares	(4,568)	(4,432)
Deferred income tax liability	(167,429)	(166,782)
Net deferred income tax asset	$38,312	$24,902

At January 3, 2023, we had federal and California income tax credit carryforwards of approximately $55.9 million and $0.8 million, respectively, consisting primarily of the credit for FICA taxes paid on reported team member tip income and California enterprise zone credits. The FICA tax credits will begin to expire in 2038, and the California enterprise zone credits will begin to expire in 2023.

At January 3, 2023, we have a federal net operating loss (“NOL”) of approximately $4.0 million and state NOLs of approximately $142.8 million that will expire over various periods beginning 2023.

We have completed a thorough analysis of our ability to use our federal and state tax credit and net operating loss carry forwards. As of January 3, 2023 and December 28, 2021, we have determined that no valuation allowance is required against federal tax credit carryforwards; however, we have recorded a valuation allowance against certain state net operating loss and tax credit carryforwards of $1.2 million and $0.6 million, respectively, net of the federal benefit which are not more likely than not to be realized prior to expiration. We recognize interest and penalties related to uncertain tax positions in income tax expense. At January 3, 2023 and December 28, 2021, we had accrued $0.1 million for interest and penalties with respect to uncertain tax positions.

As of January 3, 2023, unrecognized tax benefits recorded was approximately $1.2 million, of which approximately $1.1 million, if reversed would impact our effective tax rate. We anticipate no change in our liability for unrecognized tax benefits within the next twelve-month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2022	2021	2020
Gross unrecognized tax benefits at beginning of year	$1,198	$1,333	$1,345
Increases for tax positions taken in prior years	3	—	190
Decreases for tax positions taken in prior years	(29)	(20)	(291)
Increases for tax positions taken in the current year	91	69	89
Lapse in statute of limitations	(14)	(184)	—
Gross unrecognized tax benefits at end of year	$1,249	$1,198	$1,333

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of January 3, 2023, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing jurisdiction is 2018.

12. Stock-Based Compensation Plans

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	Fiscal Year
	2022	2021	2020
Labor and benefits	$2,886	$2,748	$2,755
General and administrative	$7,212	$7,583	$7,036
Capitalized (1)	$326	$310	$29

(1) Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on our Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2022	2021	2020
Expected volatility	63.5%	60.8%	33.5%
Risk-free interest rate	1.8%	0.6%	1.6%
Expected option life	5 years	5 years	5 years
Dividend yield	—	—	1.5%
Fair value of options granted	$17.15	$23.22	$10.38

Under our stock-based compensation plan the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the most recent trading day when grants take place on market holidays. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2019	645	$41.09	340	$38.96	5.5
Granted	161	$38.37
Exercised	(1)	$35.45
Forfeited	(4)	$38.82
Outstanding at December 29, 2020	801	$40.56	503	$39.91	5.2
Granted	117	$45.50
Exercised	(129)	$37.40
Forfeited	(14)	$44.11
Outstanding at December 28, 2021	775	$41.77	519	$41.02	5.0
Granted	111	$31.57
Exercised	—	$—
Forfeited	(62)	$40.71
Outstanding at January 3, 2023	824	$40.48	601	$41.57	4.7

Information relating to significant option groups outstanding as of January 3, 2023, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$16.27 – $30.05	39	4.32	$27.91	26	$29.24
$32.27 – $32.27	89	9.03	$32.27	—	$—
$33.15 – $35.45	16	1.20	$34.03	16	$34.03
$35.95 – $35.95	87	4.03	$35.95	86	$35.95
$37.10 – $37.58	14	6.76	$37.44	8	$37.41
$37.70 – $37.70	130	5.03	$37.70	130	$37.70
$38.24 – $38.24	1	0.50	$38.24	1	$38.24
$38.90 – $38.90	132	7.03	$38.90	86	$38.90
$39.33 – $46.91	153	6.30	$44.79	85	$43.92
$47.04 – $53.22	163	4.22	$50.74	163	$50.74
$16.27 – $53.22	824	5.67	$40.48	601	$41.57

As of January 3, 2023, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.0 million, which is generally expected to be recognized over the next three years.

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2019	509	$43.65
Granted	270	$29.14
Vested or released	(156)	$43.20
Forfeited	(37)	$42.51
Outstanding at December 29, 2020	586	$37.14
Granted	260	$45.05
Vested or released	(147)	$41.96
Forfeited	(80)	$36.93
Outstanding at December 28, 2021	619	$39.35
Granted	368	$28.44
Vested or released	(165)	$40.59
Forfeited	(93)	$35.24
Outstanding at January 3, 2023	729	$34.10

The fair value of time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of January 3, 2023, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $11.5 million, which is generally expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 31, 2019	105	$41.42
Granted	42	$38.90
Vested or released	(29)	$35.95
Forfeited	(9)	$35.95
Outstanding at December 29, 2020	109	$42.39
Granted	46	$46.91
Vested or released	(35)	$37.70
Forfeited	(8)	$44.14
Outstanding at December 28, 2021	112	$45.60
Granted	52	$32.27
Vested or released	(27)	$53.22
Forfeited	(14)	$40.06
Outstanding at January 3, 2023	123	$38.89

The fair value of performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the most recent trading day when grants take place on market holidays. The fair value of each performance-based RSU is expensed, based on management’s current estimate of the level that the performance goal will be achieved. As of January 3, 2023, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $2.0 million, which is generally expected to be recognized over the next three years.

13. Benefit Plans

We maintain a voluntary, contributory 401(k) plan for eligible team members. Team members may elect to contribute up to the IRS maximum for the plan year. Additionally, eligible participants may also elect catch-up contributions as provided for by the IRS. Our executive officers and other highly compensated team members are not eligible to participate in the 401(k) plan.

Team member contributions are matched by us at a rate of 33% for the first 6% of deferred earnings; however, due to the COVID-19 pandemic, employer matching was suspended during fiscal 2020 and resumed during fiscal 2021. We contributed approximately $0.6 million, $0.5 million and $0.2 million in fiscal 2022, 2021 and 2020, respectively.

We also maintain a non-qualified deferred compensation plan (the “DCP”) for our executive officers and other highly compensated team members, as defined in the DCP, who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating team members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by our compensation committee. During fiscal 2022, there were no Company contributions made or accrued. We pay for related administrative costs, which were not material during fiscal 2022. Team member deferrals are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts, reflected in “Other assets, net” on our Consolidated Balance Sheets, was $10.1 million and $14.3 million as of January 3, 2023 and December 28, 2021, respectively. Our obligation to participating team members, included in “Other liabilities” on the accompanying Consolidated Balance Sheets, was $10.1 million and $14.2 million as of January 3, 2023 and December 28, 2021, respectively. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Operations.

14. Related Party Transactions

Jacmar Companies

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

The cost of food, beverage, paper products and supplies provided by Jacmar included within restaurant operating costs consisted of the following (in thousands):

	Fiscal Year
	2022		2021		2020
Cost of sales:
Third-party suppliers	$349,645	100.0%	$288,110	100.0%	$167,503	85.6%
Jacmar	—	—	—	0.0	28,070	14.4
Cost of sales	$349,645	100.0%	$288,110	100.0%	$195,573	100.0%

Occupancy and operating:
Third-party suppliers	$306,150	100.0%	$267,888	100.0%	$216,831	98.2%
Jacmar	—	0.0	—	0.0	4,058	1.8
Occupancy and operating	$306,150	100.0%	$267,888	100.0%	$220,889	100.0%

BJ's Act III, LLC

On January 17, 2022, we entered into a consulting agreement for defined services with Act III Management, LLC, an affiliate of BJ’s Act III, LLC, for $100,000, with a possible additional phase for $45,000. During fiscal 2022, we moved forward with the additional phase, and in October we signed an extension to the agreement for a second additional phase for $50,000, bringing the total agreement to $195,000. All phases were completed and the agreement expired on December 31, 2022.

Equity Method Investment

In fiscal 2022, we contributed internally developed software valued at $5.0 million to a company, which our retired Chief Executive Officer and board of directors member is an investor. We have recorded this non-cash contribution, in exchange for a 20% ownership of the purchasing company, as an investment under “Equity method investment” on our Consolidated

Balance Sheets, and the related gain of $4.9 million under “Loss on disposal and impairment of assets, net” on our Consolidated Statements of Operations.