Form 10-Q
period 2023-04-04
BJs RESTAURANTS INC
filed 2023-05-08
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 2023

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

As of May 5, 2023, there were 23,540,729 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 4, 2023	January 3, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,298	$24,873
Accounts and other receivables, net	19,849	28,593
Inventories, net	12,186	11,887
Prepaid expenses and other current assets	15,860	16,905
Total current assets	77,193	82,258

Property and equipment, net	510,857	507,116
Operating lease assets	368,519	368,784
Goodwill	4,673	4,673
Equity method investment	4,960	5,000
Deferred income taxes, net	39,070	38,312
Other assets, net	38,896	39,779
Total assets	$1,044,168	$1,045,922

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$51,511	$59,563
Accrued expenses	106,076	97,258
Current operating lease obligations	31,961	40,037
Total current liabilities	189,548	196,858

Long-term operating lease obligations	433,421	432,676
Long-term debt	60,000	60,000
Other liabilities	9,965	10,873
Total liabilities	692,934	700,407

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 23,529 and 23,392 shares issued and outstanding as of April 4, 2023 and January 3, 2023, respectively	—	—
Capital surplus	71,035	74,459
Retained earnings	280,199	271,056
Total shareholders’ equity	351,234	345,515
Total liabilities and shareholders’ equity	$1,044,168	$1,045,922

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended
	April 4, 2023	March 29, 2022
Revenues	$341,280	$298,729
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	90,877	81,466
Labor and benefits	128,333	116,286
Occupancy and operating	79,146	71,701
General and administrative	19,706	18,253
Depreciation and amortization	17,612	17,976
Restaurant opening	844	583
Loss on disposal and impairment of assets, net	2,146	157
Total costs and expenses	338,664	306,422
Income (loss) from operations	2,616	(7,693)

Other income (expense):
Interest expense, net	(1,121)	(634)
Other income (expense), net (1)	196	(388)
Total other expense	(925)	(1,022)
Income (loss) before income taxes	1,691	(8,715)

Income tax benefit	(1,790)	(10,175)
Net income	$3,481	$1,460

Net income per share:
Basic	$0.15	$0.06
Diluted	$0.15	$0.06

Weighted average number of shares outstanding:
Basic	23,481	23,377
Diluted	23,926	23,716

(1)
Related party costs included in other income (expense), net is $40,000 and zero for the thirteen weeks ended April 4, 2023 and March 29, 2022, respectively. See Note 10 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 28, 2021	23,304	$—	$72,513	$261,258	$333,771
Issuance of restricted stock units	112	5,615	(5,975)	—	(360)
Reclassification of common stock	—	(5,615)	—	5,615	—
Stock-based compensation	—	—	2,788	—	2,788
Adjustment to dividends previously accrued	—	—	—	3	3
Net income	—	—	—	1,460	1,460
Balance, March 29, 2022	23,416	$—	$69,326	$268,336	$337,662

Balance, January 3, 2023	23,392	$—	$74,459	$271,056	$345,515
Issuance of restricted stock units	137	5,661	(6,159)	—	(498)
Repurchase, retirement and reclassification of common stock	—	(5,661)	—	5,661	—
Stock-based compensation	—	—	2,735	—	2,735
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	3,481	3,481
Balance, April 4, 2023	23,529	$—	$71,035	$280,199	$351,234

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	April 4, 2023	March 29, 2022
Cash flows from operating activities:
Net income	$3,481	$1,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,612	17,976
Non-cash lease expense	8,196	8,230
Amortization of financing costs	54	54
Deferred income taxes	(758)	(10,315)
Stock-based compensation expense	2,642	2,712
Loss on disposal and impairment of assets, net	2,146	157
Equity method investment	40	—
Changes in assets and liabilities:
Accounts and other receivables	8,744	6,277
Inventories, net	(152)	334
Prepaid expenses and other current assets	933	526
Other assets, net	280	(2,181)
Accounts payable	(3,982)	130
Accrued expenses	8,833	(15,271)
Operating lease obligations	(15,262)	(9,912)
Other liabilities	(908)	432
Net cash provided by operating activities	31,899	609

Cash flows from investing activities:
Purchases of property and equipment	(26,966)	(12,096)
Proceeds from sale of assets	4	566
Net cash used in investing activities	(26,962)	(11,530)

Cash flows from financing activities:
Borrowings on line of credit	185,000	170,000
Payments on line of credit	(185,000)	(170,000)
Payments of debt issuance costs	—	(3)
Taxes paid on vested stock units under employee plans	(498)	(360)
Cash dividends accrued under stock compensation plans	(14)	(42)
Net cash used in financing activities	(512)	(405)

Net increase (decrease) in cash and cash equivalents	4,425	(11,326)
Cash and cash equivalents, beginning of period	24,873	38,527
Cash and cash equivalents, end of period	$29,298	$27,201

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	April 4, 2023	March 29, 2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2	$266
Cash paid for interest, net of capitalized interest	$858	$360
Cash paid for operating lease obligations	$16,378	$16,635
Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$7,931	$7,278
Tenant improvement allowance receivable	$—	$1,601
Property and equipment acquired and included in accounts payable	$10,818	$8,327
Stock-based compensation capitalized	$93	$76

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the thirteen weeks ended April 4, 2023 may not be indicative of operating results for the entire year.

A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the fiscal year ended January 3, 2023. The disclosures included in our accompanying interim consolidated financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	April 4, 2023	January 3, 2023
Gift card liability	$9,944	$14,417
Deferred loyalty revenue	$3,410	$3,129

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended
	April 4, 2023	March 29, 2022
Revenue recognized from gift card liability	$7,861	$6,680
Revenue recognized from guest loyalty program	$4,083	$4,105

3. LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date, and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All of our restaurant and office space leases are classified as operating leases. We have elected to account for lease and non-lease components as a single lease component for office and beverage gas equipment. We do not have any finance leases.

Lease costs included in “Occupancy and operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended
	April 4, 2023	March 29, 2022
Lease cost	$14,896	$14,835
Variable lease cost	989	708
Total lease costs	$15,885	$15,543

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

Our Credit Facility matures on November 3, 2026, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On April 4, 2023, there were borrowings of $60.0 million and letters of credit of $16.2 million outstanding, leaving $138.8 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage not to exceed 2.00% (with a floor on BSBY of 0.00%), or (b) a percentage not to exceed 1.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, (iii) the BSBY rate plus 1.00%, and (iv) 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirteen weeks ended April 4, 2023 and March 29, 2022 was approximately 6.4% and 2.1%, respectively.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. On April 4, 2023, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $1.1 million and $0.6 million, for the thirteen weeks ended April 4, 2023 and March 29, 2022, respectively. We also capitalized approximately $0.1 million and $37,000 of interest expense related to new restaurant construction during each of the thirteen weeks ended April 4, 2023 and March 29, 2022, respectively.

5. NET INCOME PER SHARE

Basic and diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The number of diluted shares reflects the potential dilution that could occur if holders of in-the-money options and warrants were to exercise their right to convert these instruments into common stock and the restrictions on restricted stock units (“RSUs”) were to lapse. Additionally, performance-based RSUs are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and include these contingently issuable shares in our diluted share calculation unless they are anti-dilutive. Once these performance-based RSUs vest, they are included in our basic net income per share calculation.

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended
	April 4, 2023	March 29, 2022
Numerator:
Net income	$3,481	$1,460
Denominator:
Weighted-average shares outstanding – basic	23,481	23,377
Dilutive effect of equity awards	445	339
Weighted-average shares outstanding – diluted	23,926	23,716

Net income per share:
Basic	$0.15	$0.06
Diluted	$0.15	$0.06

For the thirteen weeks ended April 4, 2023 and March 29, 2022, there were approximately 0.9 million and 1.1 million of equity awards, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. Equity Incentive Plan, (as amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to team members, officers, directors and consultants. We have historically granted incentive stock options, non-qualified stock options, restricted stock and performance and time-based restricted stock units. Stock options are charged against the Plan share reserve on the basis of one share for each share of common stock issuable upon exercise of options granted. All options granted under the Plan expire within 10 years of their date of grant. Grants of restricted stock, RSUs, performance shares and performance units, if any, are currently charged against the Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as the maximum number that can be granted to a team member during any fiscal year.

Under the Plan, we issue time-based and performance-based RSUs and non-qualified stock options to senior vice presidents and above on an annual basis. We issue time-based RSUs and non-qualified stock options to vice presidents on an annual basis. New hires are given the option between receiving their full grant as a time-based RSU or split evenly between non-qualified stock options and time-based RSUs. We issue time-based RSUs to other select support team members, and we issue time-based RSUs to non-employee members of our Board of Directors. We also issue time-based RSUs in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”). The GSSOP is a long-term equity incentive program for our restaurant general managers, executive kitchen managers, directors of operations and directors of kitchen operations. All GSSOP participants are required to remain in good standing during their vesting period.

The Plan permits our Board of Directors to set the vesting terms and exercise period for awards at their discretion; however, the grant of awards with no minimum vesting period or a vesting period less than one year may not exceed 5% of the total number of shares authorized under the Plan. Stock options and time-based RSUs vest ratably over one, three or five years for non-GSSOP participants and either cliff vest at five years or cliff vest at 33% on the third anniversary and 67% on the fifth anniversary for GSSOP participants. Performance-based RSUs cliff vest on the third anniversary of the grant date in an amount from 0% to 225% of the grant quantity, dependent on the level of performance target achievement.

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended
	April 4, 2023	March 29, 2022
Labor and benefits	$866	$751
General and administrative	$1,776	$1,961
Capitalized (1)	$93	$76

(1)
Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	April 4, 2023	March 29, 2022
Expected volatility	66.9%	63.2%
Risk-free interest rate	3.5%	1.6%
Expected option life	5 years	5 years
Dividend yield	0.0%	0.0%
Fair value of options granted	$18.32	$17.38

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

Under our stock-based compensation plan, the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 3, 2023	824	$40.48	601	$41.57
Granted	120	31.34
Exercised	—	—
Forfeited	(13)	33.95
Outstanding at April 4, 2023	931	$39.39	697	$41.25

As of April 4, 2023, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.5 million, which is expected to be recognized over the next three years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 3, 2023	729	$34.10
Granted	167	31.34
Released	(113)	36.39
Forfeited	(24)	34.51
Outstanding at April 4, 2023	759	$33.16

The fair value of time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of April 4, 2023, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $13.7 million, which is expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 3, 2023	123	$38.89
Granted	52	31.87
Released	(40)	38.90
Forfeited	(3)	38.24
Outstanding at April 4, 2023	132	$36.15

The fair value of performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The fair value of each performance-based RSU is expensed, based on management’s current estimate of the level that the performance goal will be achieved. As of April 4, 2023, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $2.9 million, which is expected to be recognized over the next three years.

7. INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes.” The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain significant estimates and judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

Our effective income tax benefit rate for the thirteen weeks ended April 4, 2023 was a benefit of 105.9% compared to a benefit rate of 116.8% for the comparable thirteen-week period of 2022. The effective tax rate benefit for the thirteen weeks ended April 4, 2023 and March 29, 2022, was different from the statutory tax rate primarily as a result of significant Federal Insurance Contributions Act (“FICA”) tax tip credits.

As of April 4, 2023, we had unrecognized tax benefits of approximately $1.0 million, of which approximately $0.9 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirteen Weeks Ended
	April 4, 2023	March 29, 2022
Beginning gross unrecognized tax benefits	$1,249	$1,198
Increases for tax positions taken in prior years	18	3
Decreases for tax positions taken in prior years	—	(1)
Increases for tax positions taken in the current year	—	19
Decreases due to lapse of statute of limitations	(236)	—
Ending gross unrecognized tax benefits	$1,031	$1,219

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of April 4, 2023, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing authority is 2018.

8. LEGAL PROCEEDINGS

We are subject to lawsuits, administrative proceedings and demands that arise in the ordinary course of our business and which typically involve claims from guests, team members and others related to operational, employment, real estate and intellectual property issues common to the foodservice industry. A number of these claims may exist at any given time. We are self-insured for a portion of our general liability, team member workers’ compensation and employment practice liability insurance requirements. We maintain coverage with a third-party insurer to limit our total exposure. We believe that most of our claims will be covered by our insurance, subject to coverage limits and the portion of such claims that are self-insured; however, punitive damages awards are not covered by our insurance. To date, we have not been ordered to pay punitive damages with respect to any claims, but there can be no assurance that punitive damages will not be awarded with respect to any future claims. We could be affected by adverse publicity resulting from allegations in lawsuits, claims and proceedings, regardless of whether these allegations are valid or whether we are ultimately determined to be liable. We currently believe that the final disposition of these type of lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

9. SHAREHOLDERS’ EQUITY

Stock Repurchases

During the thirteen weeks ended April 4, 2023, we did not repurchase shares of our common stock. As of April 4, 2023, we have approximately $22.1 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. Repurchases may be made at any time.

Cash Dividends

Due to the COVID-19 pandemic, we suspended quarterly cash dividends until such time as the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and its shareholders. The only cash dividends paid during the thirteen weeks ended April 4, 2023 were related to dividends (declared prior to fiscal 2020) which vested under our stock compensation plans.

10. RELATED PARTY TRANSACTIONS

BJ's Act III, LLC

On January 17, 2022, we entered into a consulting agreement for defined services with Act III Management, LLC, an affiliate of BJ’s Act III, LLC, one of our beneficial stockholders, and Act III Holdings, LLC, of which two current members of the Board of Directors are a partner, for $100,000, with a possible additional phase for $45,000. During fiscal 2022, we moved forward with the additional phase, and in October 2022 we signed an extension to the agreement for a second additional phase for $50,000, bringing the total agreement to $195,000. All phases were completed and the agreement expired on December 31, 2022.

Equity Method Investment

During fiscal 2022, we contributed internally developed software valued at $5.0 million to a company, of which our retired Chief Executive Officer and a member of our Board of Directors has a less than 1% interest. We recorded this non-cash contribution, in exchange for a 20% ownership of the company, as an investment within “Equity method investment” on our Consolidated Balance Sheets, and the related gain within “Loss on disposal and impairment of assets, net” on our Consolidated Statements of Operations. For the thirteen weeks ended April 4, 2023, we recorded our interest in the net loss related to the investment of $40,000 within “Other income (expense), net,” and accordingly adjusted the investment carrying amount on our Consolidated Balance Sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”). The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2023, as updated in our Form 10-Q for the thirteen weeks ended April 4, 2023 and in other reports filed subsequently with the SEC.

GENERAL

BJ’s Restaurants is a leading casual dining restaurant brand differentiated by a high-quality, varied menu with compelling value, and a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. BJ’s is a national restaurant chain that, as of May 8, 2023, owns and operates 216 restaurants located in 30 states.

The first BJ’s restaurant opened in 1978 in Orange County, California, and was a small sit-down pizzeria that featured Chicago style deep-dish pizza with a unique California twist. In 1996, we introduced our proprietary craft beers and expanded the BJ’s concept to a full-service, high-energy casual dining restaurant when we opened our first large format restaurant with an on-site brewing operation in Brea, California. Today our restaurants feature a broad menu with over 100 menu items designed to offer something for everyone including: slow roasted entrees such as prime rib, EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon, our original signature deep-dish pizza, the world-famous Pizookie® dessert, and our award-winning BJ’s craft beers. Our craft beer is produced at four in-house brewing facilities, our Texas brewpub locations and by independent third-party brewers using our proprietary recipes.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 4, 2023 and March 29, 2022, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended
	April 4, 2023	March 29, 2022
Revenues	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	26.6	27.3
Labor and benefits	37.6	38.9
Occupancy and operating	23.2	24.0
General and administrative	5.8	6.1
Depreciation and amortization	5.2	6.0
Restaurant opening	0.2	0.2
Loss on disposal and impairment of assets, net	0.7	0.1
Total costs and expenses	99.2	102.6
Income (loss) from operations	0.8	(2.6)

Other income (expense):
Interest expense, net	(0.3)	(0.2)
Other income (expense), net	0.1	(0.1)
Total other expense	(0.3)	(0.3)
Income (loss) before income taxes	0.5	(2.9)

Income tax benefit	(0.5)	(3.4)
Net income	1.0%	0.5%

Thirteen Weeks Ended April 4, 2023 Compared to Thirteen Weeks Ended March 29, 2022

Revenues. Total revenues increased by $42.6 million, or 14.2%, to $341.3 million during the thirteen weeks ended April 4, 2023, from $298.7 million during the comparable thirteen-week period of 2022. The increase in revenues primarily consisted of a 9.0%, or $27.1 million, increase in comparable restaurant sales, an $11.9 million increase in sales from new restaurants not yet in our comparable restaurant sales base, and a $4.4 million increase related to the shift in weeks as a result of our 53rd week in fiscal 2022. Revenue increases were offset primarily by a $0.8 million decrease related to closed restaurants. The increase in comparable restaurant sales was the result of an increase in guest traffic of approximately 2.2% and an increase in average check of approximately 6.8%, due to menu price increases, partially offset by changes in mix.

Cost of Sales. Cost of sales increased by $9.4 million, or 11.6%, to $90.9 million during the thirteen weeks ended April 4, 2023, from $81.5 million during the comparable thirteen-week period of 2022. This was primarily due to the increase in revenue, commodity cost increases and costs related to our six new restaurants opened since the thirteen weeks ended March 29, 2022, offset by the closure of one restaurant during the current quarter and one restaurant in the fourth quarter of fiscal 2022. As a percentage of revenues, cost of sales decreased to 26.6% for the current thirteen-week period from 27.3% for the prior year comparable period. This decrease was primarily due to easing of inflationary pressure on food costs, coupled with increased revenues from menu price increases.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $12.0 million, or 10.4%, to $128.3 million during the thirteen weeks ended April 4, 2023, from $116.3 million during the comparable thirteen-week period of 2022. This was primarily due to $8.0 million related to higher hourly labor and $1.8 million related to taxes and benefits as a result of increases in hourly wage rates and additional hours used to serve the increase in guest traffic, as well as additional labor related to our six new restaurants opened since the thirteen weeks ended March 29, 2022. As a percentage of revenues, labor and benefit costs decreased to 37.6% for the current thirteen-week period from 38.9% for the prior year comparable period. This decrease was primarily due to our ability to leverage certain fixed costs over a higher revenue base, driven by increases in menu prices and guest traffic, and improved labor efficiency, driven by increases in guest traffic and team member retention. Included in labor and benefits for the thirteen weeks ended April 4, 2023 and March 29, 2022, was approximately $0.9 million and $0.8 million, respectively, or 0.3% revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $7.4 million, or 10.4%, to $79.1 million during the thirteen weeks ended April 4, 2023, from $71.7 million during the comparable thirteen-week period of 2022. This was primarily due to increases of $1.7 million in utilities, $0.7 million in third-party delivery company fees, $1.0 million in merchant credit card fees,

$1.6 million related to restaurant facilities expenses, and $1.4 million in rent related expenses. As a percentage of revenues, occupancy and operating expenses decreased to 23.2% for the current thirteen-week period from 24.0% for the prior year comparable period. This decrease was primarily related to our ability to leverage certain fixed operating and occupancy costs over a higher revenue base.

General and Administrative. General and administrative expenses increased by $1.5 million, or 8.0%, to $19.7 million during the thirteen weeks ended April 4, 2023, from $18.3 million during the comparable thirteen-week period of 2022. This was primarily due to increases of $1.3 million in personnel costs, and $0.3 million in travel expenses. Included in general and administrative costs for the thirteen weeks ended April 4, 2023 and March 29, 2022, was approximately $1.8 million and $2.0 million, or 0.5% and 0.7% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses decreased to 5.8% for the current thirteen-week period from 6.1% for the prior year comparable period. This decrease was primarily related to our ability to leverage certain fixed costs over a higher revenue base.

Depreciation and Amortization. Depreciation and amortization decreased by $0.4 million, or 2.0%, to $17.6 million during the thirteen weeks ended April 4, 2023, compared to $18.0 million during the comparable thirteen-week period of 2022. This decrease was primarily related to impairment and disposal charges taken in the prior year, including the impairment and reduction of carrying value for the closure of one restaurant during the quarter and one restaurant in the fourth quarter of fiscal 2022. The decrease in depreciation and amortization was partially offset by depreciation expense related to our restaurants opened since the thirteen weeks ended March 29, 2022. As a percentage of revenues, depreciation and amortization decreased to 5.2% for the current thirteen-week period from 6.0% for the prior year comparable period. This decrease was primarily due to a higher revenue base.

Restaurant Opening. Restaurant opening expense increased by $0.3 million, or 44.8%, to $0.8 million during the thirteen weeks ended April 4, 2023, compared to $0.6 million during the comparable thirteen-week period of 2022. This increase was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $2.1 million during the thirteen weeks ended April 4, 2023, and $0.2 million during the comparable thirteen-week period of 2022. For the thirteen weeks ended April 4, 2023, these costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date, including the removal of glass partitions in our dining rooms that were installed early in the pandemic.

Interest Expense, Net. Interest expense, net, increased by $0.5 million to $1.1 million during the thirteen weeks ended April 4, 2023, compared to $0.6 million during the comparable thirteen-week period of 2022. This increase was primarily due to the tripling of our weighted average interest rate year over year, coupled with a slightly higher outstanding debt balance.

Other Income (Expense), Net. Other income (expense), net, increased by $0.6 million to $0.2 million of income during the thirteen weeks ended April 4, 2023, compared to $0.4 million of expense during the comparable thirteen-week period of 2022. This increase was primarily related to gains associated with the cash surrender value of certain life insurance policies under our deferred compensation plan.

Income Tax Expense (Benefit). Our effective income tax rate for the thirteen weeks ended April 4, 2023, reflected a 105.9% tax benefit compared to a 116.8% tax benefit for the comparable thirteen-week period of 2022. The effective tax rate benefit for the thirteen weeks ended April 4, 2023 and March 29, 2022 was different than the statutory rate primarily due to significant FICA tax tip credits.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	April 4, 2023	January 3, 2023
Cash and cash equivalents	$29,298	$24,873
Net working capital	$(112,355)	$(114,600)
Current ratio	0.4:1.0	0.4:1.0

As a result of uncertainties in the near-term macro environment, including supply chain challenges, and commodity and labor inflation, we continue to focus on cash flow generation and maintaining a solid and flexible financial position to execute our long-term strategy of investing in our business and opening new restaurants. We continue to monitor the macro environment and will review and, when appropriate, adjust our overall approach to capital allocation, including share repurchases and dividends, as the environment changes.

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

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the majority of our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. There can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for our Texas brewpub locations. We also own parcels of land adjacent to two of our restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we have subsequently entered into sale-leaseback arrangements for land parcels that we previously purchased. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirteen Weeks Ended
	April 4, 2023	March 29, 2022
Net cash provided by operating activities	$31,899	$609
Net cash used in investing activities	(26,962)	(11,530)
Net cash used in financing activities	(512)	(405)
Net increase (decrease) in cash and cash equivalents	$4,425	$(11,326)

Operating Cash Flows

Net cash provided by operating activities was $31.9 million during the thirteen weeks ended April 4, 2023, representing a $31.3 million increase from the $0.6 million provided by during the thirteen weeks ended March 29, 2022. The increase over the prior year is primarily due to the timing of payments for accrued expenses, the change in deferred income taxes and improved net income.

Investing Cash Flows

Net cash used in investing activities was $27.0 million during the thirteen weeks ended April 4, 2023, representing a $15.4 million increase from the $11.5 million used during the thirteen weeks ended March 29, 2022. The increase over prior year is primarily due to new restaurants opened, restaurants under construction, and an increase in restaurant remodel activity.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Thirteen Weeks Ended
	April 4, 2023	March 29, 2022
New restaurants	$10,934	$7,865
Restaurant maintenance and remodels, and key productivity initiatives	15,723	3,870
Restaurant and corporate systems	309	361
Total capital expenditures	$26,966	$12,096

As of May 8, 2023, we have opened two new restaurants and closed two restaurants. We currently plan to open as many as five restaurants in fiscal 2023, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2023 new restaurant locations.

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

Financing Cash Flows

Net cash used in financing activities was $0.5 million during the thirteen weeks ended April 4, 2023, representing a $0.1 million increase from the $0.4 million used during the thirteen weeks ended March 29, 2022. This slight increase was primarily due to an increase in taxes paid on vested stock units under team member plans during the thirteen weeks ended March 29, 2022.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of April 4, 2023, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

Heightened inflation has had a material impact on our operations, new restaurant construction and corresponding return on invested capital. While we have been able to partially offset inflation and other changes in the costs of key operating inputs by gradually increasing menu prices, coupled with cost savings initiatives, more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. Increases in inflation could have a severe impact on the United States and global economies, which will have an adverse impact on our business, financial condition and results of operations. From time to time, competitive conditions will limit our menu pricing flexibility. In addition, macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent. There can be no assurance that all of our future cost increases can be offset by higher menu prices or that higher menu prices will be accepted by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. Many of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2023. During the thirteen weeks ended April 4, 2023, there were no significant changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $60.0 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.5 million annual impact on our net income.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 4, 2023, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 3, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 4, 2023, we have cumulatively repurchased shares valued at approximately $477.9 million in accordance with our approved share repurchase plan. As of April 4, 2023, we have approximately $22.1 million available under our share repurchase plan.

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

BJ’S RESTAURANTS, INC.
(Registrant)

May 8, 2023	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ THOMAS A. HOUDEK
Thomas A. Houdek
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)