Form 10-Q
period 2023-07-04
BJs RESTAURANTS INC
filed 2023-08-07
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 4, 2023

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

As of August 4, 2023, there were 23,573,109 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 4, 2023	January 3, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,053	$24,873
Accounts and other receivables, net	33,091	28,593
Inventories, net	11,994	11,887
Prepaid expenses and other current assets	14,636	16,905
Total current assets	65,774	82,258

Property and equipment, net	522,610	507,116
Operating lease assets	361,494	368,784
Goodwill	4,673	4,673
Equity method investment	4,900	5,000
Deferred income taxes, net	41,969	38,312
Other assets, net	39,841	39,779
Total assets	$1,041,261	$1,045,922

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$53,816	$59,563
Accrued expenses	98,111	97,258
Current operating lease obligations	31,954	40,037
Total current liabilities	183,881	196,858

Long-term operating lease obligations	427,609	432,676
Long-term debt	53,000	60,000
Other liabilities	10,725	10,873
Total liabilities	675,215	700,407

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 23,544 and 23,392 shares issued and outstanding as of July 4, 2023 and January 3, 2023, respectively	—	—
Capital surplus	73,407	74,459
Retained earnings	292,639	271,056
Total shareholders’ equity	366,046	345,515
Total liabilities and shareholders’ equity	$1,041,261	$1,045,922

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Revenues	$349,670	$329,697	$690,950	$628,426
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	90,614	90,928	181,491	172,394
Labor and benefits	126,522	123,111	254,855	239,397
Occupancy and operating	81,912	76,560	161,058	148,261
General and administrative	21,194	16,905	40,900	35,158
Depreciation and amortization	17,708	17,565	35,320	35,541
Restaurant opening	378	1,045	1,222	1,628
Loss on disposal and impairment of assets, net	1,130	438	3,276	595
Total costs and expenses	339,458	326,552	678,122	632,974
Income (loss) from operations	10,212	3,145	12,828	(4,548)

Other income (expense):
Interest expense, net	(1,108)	(436)	(2,229)	(1,070)
Other income (expense), net (1)	622	(187)	818	(575)
Total other expense	(486)	(623)	(1,411)	(1,645)
Income (loss) before income taxes	9,726	2,522	11,417	(6,193)

Income tax (benefit) expense	(2,206)	2,225	(3,996)	(7,950)
Net income	$11,932	$297	$15,413	$1,757

Net income per share:
Basic	$0.51	$0.01	$0.66	$0.08
Diluted	$0.50	$0.01	$0.64	$0.07

Weighted average number of shares outstanding:
Basic	23,539	23,434	23,510	23,405
Diluted	23,971	23,576	23,961	23,658

(1)
For the thirteen weeks ended July 4, 2023 and June 28, 2022, related party costs included in other income (expense), net was an equity method investment loss of $60,000 and zero, respectively. For the twenty-six weeks ended July 4, 2023 and June 28, 2022, related party costs included in other income (expense), net was an equity method investment loss of $100,000 and zero, respectively. See Note 10 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, March 29, 2022	23,416	$—	$69,326	$268,336	$337,662
Issuance of restricted stock units	23	978	(978)	—	—
Reclassification of common stock	—	(978)	—	978	—
Stock-based compensation	—	—	2,380	—	2,380
Adjustment to dividends previously accrued	—	—	—	5	5
Net income	—	—	—	297	297
Balance, June 28, 2022	23,439	$—	$70,728	$269,616	$340,344

Balance, April 4, 2023	23,529	$—	$71,035	$280,199	$351,234
Exercise of stock options	—	8	(2)	—	6
Issuance of restricted stock units	15	500	(500)	—	—
Repurchase, retirement and reclassification of common stock	—	(508)	—	508	—
Stock-based compensation	—	—	2,874	—	2,874
Net income	—	—	—	11,932	11,932
Balance, July 4, 2023	23,544	$—	$73,407	$292,639	$366,046

	For the Twenty-Six Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 28, 2021	23,304	$—	$72,513	$261,258	$333,771
Issuance of restricted stock units	135	6,593	(6,953)	—	(360)
Reclassification of common stock	—	(6,593)	—	6,593	—
Stock-based compensation	—	—	5,168	—	5,168
Adjustment to dividends previously accrued	—	—	—	8	8
Net income	—	—	—	1,757	1,757
Balance, June 28, 2022	23,439	$—	$70,728	$269,616	$340,344

Balance, January 3, 2023	23,392	$—	$74,459	$271,056	$345,515
Exercise of stock options	—	8	(2)	—	6
Issuance of restricted stock units	152	6,161	(6,659)	—	(498)
Repurchase, retirement and reclassification of common stock	—	(6,169)	—	6,169	—
Stock-based compensation	—	—	5,609	—	5,609
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	15,413	15,413
Balance, July 4, 2023	23,544	$—	$73,407	$292,639	$366,046

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	July 4, 2023	June 28, 2022
Cash flows from operating activities:
Net income	$15,413	$1,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,320	35,541
Non-cash lease expense	16,310	16,585
Amortization of financing costs	109	109
Deferred income taxes	(3,657)	(8,273)
Stock-based compensation expense	5,420	4,999
Loss on disposal and impairment of assets, net	3,276	595
Equity method investment	100	—
Changes in assets and liabilities:
Accounts and other receivables	(2,898)	7,557
Inventories, net	186	95
Prepaid expenses and other current assets	1,796	2,052
Other assets, net	(1,638)	(810)
Accounts payable	(5,093)	(5)
Accrued expenses	874	(8,596)
Operating lease obligations	(23,770)	(20,099)
Other liabilities	(148)	(1,295)
Net cash provided by operating activities	41,600	30,212

Cash flows from investing activities:
Purchases of property and equipment	(52,912)	(31,119)
Proceeds from sale of assets	4	566
Net cash used in investing activities	(52,908)	(30,553)

Cash flows from financing activities:
Borrowings on line of credit	355,000	320,000
Payments on line of credit	(362,000)	(320,000)
Payments of debt issuance costs	—	(3)
Taxes paid on vested stock units under employee plans	(498)	(360)
Proceeds from exercise of stock options	6	—
Cash dividends accrued under stock compensation plans	(20)	(62)
Net cash used in financing activities	(7,512)	(425)

Net decrease in cash and cash equivalents	(18,820)	(766)
Cash and cash equivalents, beginning of period	24,873	38,527
Cash and cash equivalents, end of period	$6,053	$37,761

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	July 4, 2023	June 28, 2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$345	$469
Cash paid for interest, net of capitalized interest	$1,669	$631
Cash paid for operating lease obligations	$31,559	$33,238
Supplemental disclosure of non-cash operating, investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$9,020	$22,118
Tenant improvement allowance receivable	$1,600	$1,600
Property and equipment acquired and included in accounts payable	$14,234	$7,260
Stock-based compensation capitalized	$189	$169

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the twenty-six weeks ended July 4, 2023 may not be indicative of operating results for the entire year.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	July 4, 2023	January 3, 2023
Gift card liability	$9,262	$14,417
Deferred loyalty revenue	$3,274	$3,129

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Revenue recognized from gift card liability	$2,186	$1,887	$8,430	$8,568
Revenue recognized from guest loyalty program	$1,227	$1,209	$5,309	$5,314

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

Lease costs included in “Occupancy and operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Lease cost	$14,788	$14,827	$29,684	$29,662
Variable lease cost	1,417	1,037	2,407	1,745
Total lease costs	$16,205	$15,864	$32,091	$31,407

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

Our Credit Facility matures on November 3, 2026, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On July 4, 2023, there were borrowings of $53.0 million and letters of credit of $16.2 million outstanding, leaving $145.8 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage not to exceed 2.00% (with a floor on BSBY of 0.00%), or (b) a percentage not to exceed 1.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, (iii) the BSBY rate plus 1.00%, and (iv) 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA plus lease expenses. The weighted average interest rate during the twenty-six weeks ended July 4, 2023 and June 28, 2022 was approximately 6.6% and 2.2%, respectively.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. On July 4, 2023, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $2.2 million and $1.1 million, for the twenty-six weeks ended July 4, 2023 and June 28, 2022, respectively. We also capitalized approximately $0.3 million and $0.1 million of interest expense related to new restaurant construction during each of the twenty-six weeks ended July 4, 2023 and June 28, 2022, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Numerator:
Net income	$11,932	$297	$15,413	$1,757
Denominator:
Weighted-average shares outstanding – basic	23,539	23,434	23,510	23,405
Dilutive effect of equity awards	432	142	451	253
Weighted-average shares outstanding – diluted	23,971	23,576	23,961	23,658

Net income per share:
Basic	$0.51	$0.01	$0.66	$0.08
Diluted	$0.50	$0.01	$0.64	$0.07

For the thirteen weeks ended July 4, 2023 and June 28, 2022, there were approximately 0.9 million and 2.2 million of equity awards, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive. For the twenty-six weeks ended July 4, 2023 and June 28, 2022, there were approximately 0.9 million and 2.0 million of equity awards, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Labor and benefits	$410	$640	$1,276	$1,390
General and administrative	$2,368	$1,648	$4,144	$3,609
Capitalized (1)	$95	$93	$189	$169
Total stock-based compensation	$2,873	$2,381	$5,609	$5,168

(1)
Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	July 4, 2023	June 28, 2022
Expected volatility	66.9%	63.2%
Risk-free interest rate	3.5%	1.6%
Expected option life	5 years	5 years
Dividend yield	0.0%	0.0%
Fair value of options granted	$18.29	$17.35

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

Under our stock-based compensation plan, the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 3, 2023	824	$40.48	601	$41.57
Granted	121	31.29
Exercised	—	29.88
Forfeited	(36)	36.73
Outstanding at July 4, 2023	909	$39.41	686	$41.19

As of July 4, 2023, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.9 million, which is expected to be recognized over the next three years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 3, 2023	729	$34.10
Granted	215	30.54
Released	(127)	36.12
Forfeited	(44)	33.67
Outstanding at July 4, 2023	773	$32.83

The fair value of time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of July 4, 2023, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $12.7 million, which is expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 3, 2023	123	$38.89
Granted	52	31.87
Released	(40)	38.90
Forfeited	(7)	35.01
Outstanding at July 4, 2023	128	$36.24

The fair value of performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The fair value of each performance-based RSU is expensed, based on management’s current estimate of the level that the performance goal will be achieved. As of July 4, 2023, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $2.5 million, which is expected to be recognized over the next three years.

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

Our effective income tax benefit rate for the twenty-six weeks ended July 4, 2023 was a benefit of 35.0% compared to a benefit rate of 128.4% for the comparable twenty-six week period of 2022. The effective tax rate benefit for the twenty-six weeks ended July 4, 2023 and June 28, 2022, was different from the statutory tax rate primarily as a result of significant Federal Insurance Contributions Act (“FICA”) tax tip credits.

As of July 4, 2023, we had unrecognized tax benefits of approximately $1.0 million, of which approximately $0.9 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Twenty-Six Weeks Ended
	July 4, 2023	June 28, 2022
Beginning gross unrecognized tax benefits	$1,249	$1,198
Increases for tax positions taken in prior years	—	3
Decreases for tax positions taken in prior years	—	(1)
Increases for tax positions taken in the current year	22	22
Decreases due to lapse of statute of limitations	(236)	—
Ending gross unrecognized tax benefits	$1,035	$1,222

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of July 4, 2023, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing authority is 2018.

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

9. SHAREHOLDERS’ EQUITY

Stock Repurchases

During the twenty-six weeks ended July 4, 2023, we did not repurchase shares of our common stock. As of July 4, 2023, we have approximately $22.1 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. Repurchases may be made at any time.

Cash Dividends

Due to the COVID-19 pandemic, we suspended quarterly cash dividends until such time as the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and its shareholders. The only cash dividends paid during the twenty-six weeks ended July 4, 2023 were related to dividends (declared prior to fiscal 2020) on restricted stock grants, which vested under our stock compensation plans.

10. RELATED PARTY TRANSACTIONS

BJ's Act III, LLC

We entered into a consulting agreement for defined services with Act III Management, LLC, an affiliate of BJ’s Act III, LLC, one of our beneficial stockholders, and Act III Holdings, LLC, of which one current member and one former member of the Board of Directors are partners, for $145,000. The services were completed, and the agreement expired on December 31, 2022.

Equity Method Investment

During fiscal 2022, we contributed internally developed software valued at $5.0 million to a company, of which our retired Chief Executive Officer and a member of our Board of Directors has a less than 1% interest. We recorded this non-cash contribution, in exchange for a 20% ownership of the company, as an investment within “Equity method investment” on our Consolidated Balance Sheets, and the related gain within “Loss on disposal and impairment of assets, net” on our Consolidated Statements of Operations. For the twenty-six weeks ended July 4, 2023 and June 28, 2022, we recorded a net loss related to the investment of $100,000 and zero, respectively, within “Other income (expense), net,” and accordingly adjusted the investment carrying amount on our Consolidated Balance Sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2023, as updated in our Form 10-Q for the twenty-six weeks ended July 4, 2023 and in other reports filed subsequently with the SEC.

GENERAL

BJ’s Restaurants is a leading casual dining restaurant brand differentiated by a high-quality, varied menu with compelling value, and a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. BJ’s is a national restaurant chain that, as of August 7, 2023, owns and operates 215 restaurants located in 30 states.

The first BJ’s restaurant opened in 1978 in Orange County, California, and was a small sit-down pizzeria that featured Chicago style deep-dish pizza with a unique California twist. In 1996, we introduced our proprietary craft beers and expanded the BJ’s concept to a full-service, high-energy casual dining restaurant when we opened our first large format restaurant with an on-site brewing operation in Brea, California. Today our restaurants feature a broad menu with over 100 menu items designed to offer something for everyone including: slow roasted entrees such as prime rib, EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon, our original signature deep-dish pizza, the world-famous Pizookie® dessert, and our award-winning BJ’s craft beers. Our craft beer is produced at four in-restaurant brewing facilities, our Texas brewpub locations and by independent third-party brewers using our proprietary recipes.

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

Cost of sales is comprised of food and beverage costs, including the cost to produce and distribute our proprietary craft beer, soda and ciders. The components of cost of sales are variable and typically fluctuate directly with sales volumes but also may be impacted by changes in commodity prices, a shift in sales mix to higher cost proteins or other higher cost items, or varying levels of promotional activities.

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

General and administrative expenses include costs for our corporate administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include corporate management, field supervision and corporate hourly staff salaries and related team member benefits (including stock-based compensation expense and cash-based incentive compensation), travel and relocation costs, information systems, the cost to recruit and train new restaurant management team members, corporate rent, certain brand marketing-related expenses and legal, professional and consulting fees.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended July 4, 2023 and June 28, 2022, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.9	27.6	26.3	27.4
Labor and benefits	36.2	37.3	36.9	38.1
Occupancy and operating	23.4	23.2	23.3	23.6
General and administrative	6.1	5.1	5.9	5.6
Depreciation and amortization	5.1	5.3	5.1	5.7
Restaurant opening	0.1	0.3	0.2	0.3
Loss on disposal and impairment of assets, net	0.3	0.1	0.5	0.1
Total costs and expenses	97.1	99.0	98.1	100.7
Income (loss) from operations	2.9	1.0	1.9	(0.7)

Other income (expense):
Interest expense, net	(0.3)	(0.1)	(0.3)	(0.2)
Other income (expense)	0.2	(0.1)	0.1	(0.1)
Total other expense	(0.1)	(0.2)	(0.2)	(0.3)
Income (loss) before income taxes	2.8	0.8	1.7	(1.0)

Income tax (benefit) expense	(0.6)	0.7	(0.6)	(1.3)
Net income	3.4%	0.1%	2.2%	0.3%

Thirteen Weeks Ended July 4, 2023 Compared to Thirteen Weeks Ended June 28, 2022

Revenues. Total revenues increased by $20.0 million, or 6.1%, to $349.7 million during the thirteen weeks ended July 4, 2023, from $329.7 million during the comparable thirteen-week period of 2022. The increase in revenues primarily consisted of a 4.7%, or $14.9 million, increase in comparable restaurant sales and a $10.5 million increase in sales from new restaurants not yet in our comparable restaurant sales base. Revenue increases were offset primarily by a $2.4 million decrease related to closed restaurants and a $2.8 million decrease related to the shift in weeks as a result of our 53rd week in fiscal 2022. The increase in comparable restaurant sales was the result of an increase in average check of approximately 7.6%, due to menu price increases, offset by a decrease in guest traffic of approximately 2.9% coupled with changes in mix.

Cost of Sales. Cost of sales decreased by $0.3 million, or 0.3%, to $90.6 million during the thirteen weeks ended July 4, 2023, from $90.9 million during the comparable thirteen-week period of 2022. This was primarily due to lower commodity costs and savings from our cost savings initiatives, offset by the increase in revenue and associated costs related to new restaurants opened since the thirteen weeks ended June 28, 2022. As a percentage of revenues, cost of sales decreased to 25.9% for the current thirteen-week period from 27.6% for the prior year comparable period. This decrease was primarily due to easing of inflationary pressure on food costs, coupled with increased revenues from menu price increases and the effectiveness of our cost savings initiatives.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $3.4 million, or 2.8%, to $126.5 million during the thirteen weeks ended July 4, 2023, from $123.1 million during the comparable thirteen-week period of 2022. This was primarily due to $2.4 million related to higher management labor, and $0.9 million related to taxes and benefits. As a percentage of revenues, labor and benefit costs decreased to 36.2% for the current thirteen-week period from 37.3% for the prior year comparable period. This decrease was primarily due to our ability to leverage certain fixed costs over a higher revenue base and improved labor efficiency, coupled with the effectiveness of our cost savings initiatives. Included in labor and benefits for the thirteen weeks ended July 4, 2023 and June 28, 2022, was approximately $0.4 million and $0.6 million, respectively, or 0.1% and 0.2% of revenues, respectively, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $5.4 million, or 7.0%, to $81.9 million during the thirteen weeks ended July 4, 2023, from $76.6 million during the comparable thirteen-week period of 2022. This was primarily due to increases of $1.5 million in rent related expenses, $1.4 million in marketing expenditures, $1.3 million related to restaurant facilities expenses, and $0.8 million in third-party delivery company fees. As a percentage of revenues, occupancy and operating expenses increased to 23.4% for the current thirteen-week period from 23.2% for the prior year comparable period. This increase was primarily related to increased marketing expenditures.

General and Administrative. General and administrative expenses increased by $4.3 million, or 25.4%, to $21.2 million during the thirteen weeks ended July 4, 2023, from $16.9 million during the comparable thirteen-week period of 2022. This was primarily due to increases of $3.6 million in personnel costs, including a $2.3 million increase related to our deferred compensation liability and $0.5 million in corporate expenses. Included in general and administrative costs for the thirteen weeks ended July 4, 2023 and June 28, 2022, was approximately $2.4 million and $1.6 million, or 0.7% and 0.5% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 6.1% for the current thirteen-week period from 5.1% for the prior year comparable period. This increase was primarily related to our increased deferred compensation liability coupled with higher incentive compensation expense.

Depreciation and Amortization. Depreciation and amortization increased by $0.1 million, or 0.8%, to $17.7 million during the thirteen weeks ended July 4, 2023, compared to $17.6 million during the comparable thirteen-week period of 2022. This increase was primarily related to depreciation expense related to our restaurants opened since the thirteen weeks ended June 28, 2022, partially offset by impairment and disposal charges taken in the prior year, and the closure of three restaurants since the thirteen weeks ended June 28, 2022. As a percentage of revenues, depreciation and amortization decreased to 5.1% for the current thirteen-week period from 5.3% for the prior year comparable period. This decrease was primarily due to a higher revenue base.

Restaurant Opening. Restaurant opening expense decreased by $0.7 million, or 63.8%, to $0.4 million during the thirteen weeks ended July 4, 2023, compared to $1.0 million during the comparable thirteen-week period of 2022. This decrease was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $1.1 million during the thirteen weeks ended July 4, 2023, and $0.4 million during the comparable thirteen-week period of 2022. For the thirteen weeks ended July 4, 2023, these costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net. Interest expense, net, increased by $0.7 million to $1.1 million during the thirteen weeks ended July 4, 2023, compared to $0.4 million during the comparable thirteen-week period of 2022. This increase was primarily due to the increase in weighted average interest rate year over year, coupled with a slightly higher average outstanding debt balance.

Other Income (Expense), Net. Other income (expense), net, increased by $0.8 million to $0.6 million of income during the thirteen weeks ended July 4, 2023, compared to $0.2 million of expense during the comparable thirteen-week period of 2022. This increase was primarily related to gains associated with the cash surrender value of certain life insurance policies under our deferred compensation plan.

Income Tax (Benefit) Expense. Our effective income tax rate for the thirteen weeks ended July 4, 2023, reflected a 22.7% tax benefit compared to a 88.2% tax expense for the comparable thirteen-week period of 2022. The effective tax rate for the thirteen weeks ended July 4, 2023 and June 28, 2022 was different than the statutory rate primarily due to FICA tax tip credits. Additionally, the thirteen weeks ended June 28, 2022, include a $2.2 million income tax expense, which reflects our estimated annual effective tax rate and offsets a portion of the $10.2 million income tax benefit recorded in the first quarter of fiscal 2022.

Twenty-Six Weeks Ended July 4, 2023 Compared to Twenty-Six-Weeks Ended June 28, 2022

Revenues. Total revenues increased by $62.5 million, or 9.9%, to $691.0 million during the twenty-six weeks ended July 4, 2023, from $628.4 million during the comparable twenty-six week period of 2022. The increase in revenues primarily consisted of a 6.8%, or $42.0 million, increase in comparable restaurant sales, a $22.5 million increase in sales from new restaurants not yet in our comparable restaurant sales base, and a $1.6 million increase related to the shift in weeks as a result of our 53rd week in fiscal 2022. Revenue increases were offset primarily by a $3.1 million decrease related to closed restaurants. The increase in comparable restaurant sales was the result of an increase in average check of approximately 7.2%, due to menu price increases, offset by a decrease in guest traffic of approximately 0.4% coupled with changes in mix.

Cost of Sales. Cost of sales increased by $9.1 million, or 5.3%, to $181.5 million during the twenty-six weeks ended July 4, 2023, from $172.4 million during the comparable twenty-six week period of 2022. This was primarily due to the increase in revenue and costs related to our five new restaurants opened since the twenty-six weeks ended June 28, 2022, partially offset by the closure of three restaurants since the twenty-six weeks ended June 28, 2022. As a percentage of revenues, cost of sales decreased to 26.3% for the current twenty-six week period from 27.4% for the prior year comparable period. This decrease was primarily due to easing of inflationary pressure on food costs, coupled with increased revenues from menu price increases and cost savings benefits resulting from our cost savings initiatives.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $15.5 million, or 6.5%, to $254.9 million during the twenty-six weeks ended July 4, 2023, from $239.4 million during the comparable twenty-six week period of 2022. This was primarily due to $8.1 million related to higher hourly labor, $4.1 million related to higher management labor and incentive compensation, and

$2.7 million related to taxes and benefits as a result of increases in hourly wage rates and the additional labor related to our five new restaurants opened since the twenty-six weeks ended June 28, 2022. As a percentage of revenues, labor and benefit costs decreased to 36.9% for the current twenty-six week period from 38.1% for the prior year comparable period. This decrease was primarily due to our ability to leverage certain fixed costs over a higher revenue base, improved labor efficiency, and team member retention, coupled with the effectiveness of our cost savings initiatives. Included in labor and benefits for the twenty-six weeks ended July 4, 2023 and June 28, 2022, was approximately $1.3 million and $1.4 million, respectively, or 0.2% revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $12.8 million, or 8.6%, to $161.1 million during the twenty-six weeks ended July 4, 2023, from $148.3 million during the comparable twenty-six week period of 2022. This was primarily due to increases of $3.0 million related to restaurant facilities expenses, $2.8 million in rent related expenses, $1.8 million in marketing expenditures, $1.7 million in utilities, $1.5 million in third-party delivery company fees, and $1.4 million in merchant credit card fees. As a percentage of revenues, occupancy and operating expenses decreased to 23.3% for the current twenty-six week period from 23.6% for the prior year comparable period. This decrease was primarily related to our ability to leverage certain fixed operating and occupancy costs over a higher revenue base.

General and Administrative. General and administrative expenses increased by $5.7 million, or 16.3%, to $40.9 million during the twenty-six weeks ended July 4, 2023, from $35.2 million during the comparable twenty-six week period of 2022. This was primarily due to increases of $4.9 million in personnel costs, including a $2.9 million increase related to our deferred compensation liability, and $0.9 million in corporate expenses, offset by decreases of $0.2 million in rent related expenses, and $0.3 million in recruiting related expenses. Included in general and administrative costs for the twenty-six weeks ended July 4, 2023 and June 28, 2022, was approximately $4.1 million and $3.6 million, or 0.6% of revenues, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 5.9% for the current twenty-six week period from 5.6% for the prior year comparable period. This increase was primarily related to our increased deferred compensation liability.

Depreciation and Amortization. Depreciation and amortization decreased by $0.2 million, or 0.6%, to $35.3 million during the twenty-six weeks ended July 4, 2023, compared to $35.5 million during the comparable twenty-six week period of 2022. This decrease was primarily related to impairment and disposal charges taken in the prior year, including the impairment and reduction of carrying value for the closure of three restaurants since the twenty-six weeks ended June 28, 2022. The decrease in depreciation and amortization was partially offset by depreciation expense related to our restaurants opened since the twenty-six weeks ended June 28, 2022. As a percentage of revenues, depreciation and amortization decreased to 5.1% for the current twenty-six week period from 5.7% for the prior year comparable period. This decrease was primarily due to a higher revenue base.

Restaurant Opening. Restaurant opening expense decreased by $0.4 million, or 24.9%, to $1.2 million during the twenty-six weeks ended July 4, 2023, compared to $1.6 million during the comparable twenty-six week period of 2022. This increase was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $3.3 million during the twenty-six weeks ended July 4, 2023, and $0.6 million during the comparable twenty-six week period of 2022. For the twenty-six weeks ended July 4, 2023, these costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date, including the removal of glass partitions in our dining rooms that were installed early in the pandemic.

Interest Expense, Net. Interest expense, net, increased by $1.2 million to $2.2 million during the twenty-six weeks ended July 4, 2023, compared to $1.1 million during the comparable twenty-six week period of 2022. This increase was primarily due to the increase in our weighted average interest rate year over year, coupled with a slightly higher average outstanding debt balance.

Other Income (Expense), Net. Other income (expense), net, increased by $1.4 million to $0.8 million of income during the twenty-six weeks ended July 4, 2023, compared to $0.6 million of expense during the comparable twenty-six week period of 2022. This increase was primarily related to gains associated with the cash surrender value of certain life insurance policies under our deferred compensation plan.

Income Tax (Benefit) Expense. Our effective income tax rate for the twenty-six weeks ended July 4, 2023, reflected a 35.0% tax benefit compared to a 128.4% tax benefit for the comparable twenty-six week period of 2022. The effective tax rate benefit for the twenty-six weeks ended July 4, 2023 and June 28, 2022 was different than the statutory rate primarily due to significant FICA tax tip credits.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	July 4, 2023	January 3, 2023
Cash and cash equivalents	$6,053	$24,873
Net working capital	$(118,107)	$(114,600)
Current ratio	0.4:1.0	0.4:1.0

Our second quarter ended on July 4, 2023, a national banking holiday. As a result and per our accounting policy, $19.2 million of credit card revenues was recorded as accounts and other receivables on July 4, 2023. These in-transit funds were subsequently received. We focus on cash flow generation and maintaining a solid and flexible financial position to execute our long-term strategy of investing in our business and opening new restaurants. We continue to monitor the macro environment and will review and, when appropriate, adjust our overall approach to capital allocation, including share repurchases and dividends, as the environment changes.

Based on current operations, we believe that our current cash and cash equivalents, coupled with cash generated from operations and availability under our credit agreement will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Twenty-Six Weeks Ended
	July 4, 2023	June 28, 2022
Net cash provided by operating activities	$41,600	$30,212
Net cash used in investing activities	(52,908)	(30,553)
Net cash used in financing activities	(7,512)	(425)
Net decrease in cash and cash equivalents	$(18,820)	$(766)

Operating Cash Flows

Net cash provided by operating activities was $41.6 million during the twenty-six weeks ended July 4, 2023, representing a $11.4 million increase from the $30.2 million provided by during the twenty-six weeks ended June 28, 2022. The increase over the prior year is primarily due to the timing of payments for accrued expenses, the change in deferred income taxes and improved net income. This increase was offset by the timing of accounts and other receivable receipts, including in transit credit card deposits due to the national banking holiday.

Investing Cash Flows

Net cash used in investing activities was $52.9 million during the twenty-six weeks ended July 4, 2023, representing a $22.4 million increase from the $30.6 million used during the twenty-six weeks ended June 28, 2022. The increase over prior year is primarily due to new restaurants opened, restaurants under construction, and an increase in restaurant remodel activity.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Twenty-Six Weeks Ended
	July 4, 2023	June 28, 2022
New restaurants	$20,970	$18,168
Restaurant maintenance and remodels, and key productivity initiatives	31,050	11,899
Restaurant and corporate systems	892	1,052
Total capital expenditures	$52,912	$31,119

Year to date as of August 7, 2023, we have opened two new restaurants and closed three restaurants. We currently plan to open as many as five restaurants in fiscal 2023, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2023 new restaurant locations.

We currently anticipate our total capital expenditures for fiscal 2023 to be approximately $90 million to $95 million. This estimate includes costs to open five new restaurants and remodel 35 to 40 existing locations. Total capital expenditures exclude anticipated proceeds from tenant improvement allowances. We expect to fund our net capital expenditures with our current cash balance on hand, cash flows from operations and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $7.5 million during the twenty-six weeks ended July 4, 2023, representing a $7.1 million increase from the $0.4 million used during the twenty-six weeks ended June 28, 2022. This increase was primarily due to payments on our line of credit during the twenty-six weeks ended June 28, 2022.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of July 4, 2023, we are not involved in any off-balance sheet arrangements.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2023. During the twenty-six weeks ended July 4, 2023, there were no significant changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $53.0 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.4 million annual impact on our net income.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 4, 2023, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5. OTHER INFORMATION

None.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 4, 2023, we have cumulatively repurchased shares valued at approximately $477.9 million in accordance with our approved share repurchase plan. As of July 4, 2023, we have approximately $22.1 million available under our share repurchase plan.

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

10.1

Investor Rights Termination Agreement, dated April 13, 2023, by and among the Company, SC 2018 Trust LLC and BJ's Act III, LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed April 18, 2023.

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

BJ’S RESTAURANTS, INC.
(Registrant)

August 7, 2023	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ THOMAS A. HOUDEK
Thomas A. Houdek
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)