Form 10-Q
period 2023-10-03
BJs RESTAURANTS INC
filed 2023-11-06
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 3, 2023

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

As of November 3, 2023, there were 23,236,999 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 3, 2023	January 3, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,965	$24,873
Accounts and other receivables, net	18,385	28,593
Inventories, net	14,434	11,887
Prepaid expenses and other current assets	16,477	16,905
Total current assets	61,261	82,258

Property and equipment, net	527,686	507,116
Operating lease assets	356,311	368,784
Goodwill	4,673	4,673
Equity method investment	4,871	5,000
Deferred income taxes, net	42,310	38,312
Other assets, net	40,024	39,779
Total assets	$1,037,136	$1,045,922

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$49,357	$59,563
Accrued expenses	101,575	97,258
Current operating lease obligations	31,749	40,037
Total current liabilities	182,681	196,858

Long-term operating lease obligations	422,595	432,676
Long-term debt	60,000	60,000
Other liabilities	10,890	10,873
Total liabilities	676,166	700,407

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 23,409 and 23,392 shares issued and outstanding as of October 3, 2023 and January 3, 2023, respectively	—	—
Capital surplus	75,385	74,459
Retained earnings	285,585	271,056
Total shareholders’ equity	360,970	345,515
Total liabilities and shareholders’ equity	$1,037,136	$1,045,922

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Revenues	$318,644	$311,348	$1,009,594	$939,774
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	82,652	85,010	264,143	257,404
Labor and benefits	118,198	117,476	373,053	356,873
Occupancy and operating	80,020	76,931	241,078	225,192
General and administrative	19,473	18,885	60,373	54,043
Depreciation and amortization	17,879	17,356	53,199	52,897
Restaurant opening	1,379	482	2,601	2,110
Loss on disposal and impairment of assets, net	1,430	379	4,706	974
Total costs and expenses	321,031	316,519	999,153	949,493
(Loss) income from operations	(2,387)	(5,171)	10,441	(9,719)

Other (expense) income:
Interest expense, net	(1,013)	(645)	(3,242)	(1,715)
Other (expense) income, net (1)	(3)	57	815	(518)
Total other expense	(1,016)	(588)	(2,427)	(2,233)
(Loss) income before income taxes	(3,403)	(5,759)	8,014	(11,952)

Income tax expense (benefit)	401	(4,117)	(3,595)	(12,067)
Net (loss) income	$(3,804)	$(1,642)	$11,609	$115

Net (loss) income per share:
Basic	$(0.16)	$(0.07)	$0.49	$0.00
Diluted	$(0.16)	$(0.07)	$0.48	$0.00

Weighted average number of shares outstanding:
Basic	23,542	23,427	23,521	23,413
Diluted	23,542	23,427	23,986	23,628

(1)
For the thirteen weeks ended October 3, 2023 and September 27, 2022, related party costs included in other income (expense), net was an equity method investment loss of $29,000 and zero, respectively. For the thirty-nine weeks ended October 3, 2023 and September 27, 2022, related party costs included in other income (expense), net was an equity method investment loss of $129,000 and zero, respectively. See Note 10 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, June 28, 2022	23,439	$—	$70,728	$269,616	$340,344
Issuance of restricted stock units	15	563	(567)	—	(4)
Repurchase, retirement and reclassification of common stock	(91)	(563)	—	(1,822)	(2,385)
Stock-based compensation	—	—	2,700	—	2,700
Adjustment to dividends previously accrued	—	—	—	1	1
Net loss	—	—	—	(1,642)	(1,642)
Balance, September 27, 2022	23,363	$—	$72,861	$266,153	$339,014

Balance, July 4, 2023	23,544	$—	$73,407	$292,639	$366,046
Exercise of stock options	8	246	19	—	265
Issuance of restricted stock units	21	804	(806)	—	(2)
Repurchase, retirement and reclassification of common stock	(164)	(1,050)	—	(3,250)	(4,300)
Stock-based compensation	—	—	2,765	—	2,765
Net loss	—	—	—	(3,804)	(3,804)
Balance, October 3, 2023	23,409	$—	$75,385	$285,585	$360,970

	For the Thirty-Nine Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 28, 2021	23,304	$—	$72,513	$261,258	$333,771
Issuance of restricted stock units	150	7,156	(7,520)	—	(364)
Repurchase, retirement and reclassification of common stock	(91)	(7,156)	—	4,771	(2,385)
Stock-based compensation	—	—	7,868	—	7,868
Adjustment to dividends previously accrued	—	—	—	9	9
Net income	—	—	—	115	115
Balance, September 27, 2022	23,363	$—	$72,861	$266,153	$339,014

Balance, January 3, 2023	23,392	$—	$74,459	$271,056	$345,515
Exercise of stock options	8	254	17	—	271
Issuance of restricted stock units	173	6,965	(7,465)	—	(500)
Repurchase, retirement and reclassification of common stock	(164)	(7,219)	—	2,919	(4,300)
Stock-based compensation	—	—	8,374	—	8,374
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	11,609	11,609
Balance, October 3, 2023	23,409	$—	$75,385	$285,585	$360,970

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	October 3, 2023	September 27, 2022
Cash flows from operating activities:
Net income	$11,609	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,199	52,897
Non-cash lease expense	24,753	25,030
Amortization of financing costs	163	163
Deferred income taxes	(3,998)	(12,903)
Stock-based compensation expense	8,089	7,608
Loss on disposal and impairment of assets, net	4,706	974
Equity method investment	129	—
Changes in assets and liabilities:
Accounts and other receivables	12,658	10,931
Inventories, net	(2,097)	262
Prepaid expenses and other current assets	(152)	128
Other assets, net	(2,091)	479
Accounts payable	(4,619)	(132)
Accrued expenses	4,344	(17,246)
Operating lease obligations	(33,099)	(30,163)
Other liabilities	17	(4,353)
Net cash provided by operating activities	73,611	33,790

Cash flows from investing activities:
Purchases of property and equipment	(81,968)	(50,959)
Proceeds from sale of assets	4	650
Net cash used in investing activities	(81,964)	(50,309)

Cash flows from financing activities:
Borrowings on line of credit	534,000	470,000
Payments on line of credit	(534,000)	(470,000)
Payments of debt issuance costs	—	(3)
Taxes paid on vested stock units under employee plans	(500)	(364)
Proceeds from exercise of stock options	271	—
Cash dividends accrued under stock compensation plans	(26)	(77)
Repurchase of common stock	(4,300)	(2,385)
Net cash used in financing activities	(4,555)	(2,829)

Net decrease in cash and cash equivalents	(12,908)	(19,348)
Cash and cash equivalents, beginning of period	24,873	38,527
Cash and cash equivalents, end of period	$11,965	$19,179

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	October 3, 2023	September 27, 2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$406	$493
Cash paid for interest, net of capitalized interest	$2,538	$909
Cash paid for operating lease obligations	$47,609	$49,939
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$14,730	$31,207
Property and equipment acquired and included in accounts payable	$9,301	$10,601
Stock-based compensation capitalized	$285	$260

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the thirty-nine weeks ended October 3, 2023 may not be indicative of operating results for the entire year.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	October 3, 2023	January 3, 2023
Gift card liability	$8,274	$14,417
Deferred loyalty revenue	$2,522	$3,129

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Revenue recognized from gift card liability	$1,493	$1,278	$9,923	$9,846
Revenue recognized from guest loyalty program	$929	$1,271	$6,239	$6,584

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

Lease costs included in “Occupancy and operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Lease cost	$15,133	$15,043	$44,817	$44,705
Variable lease cost	700	751	3,107	2,496
Total lease costs	$15,833	$15,794	$47,924	$47,201

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

Our Credit Facility matures on November 3, 2026, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On October 3, 2023, there were borrowings of $60.0 million and letters of credit of $16.2 million outstanding, leaving $138.8 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage not to exceed 2.00% (with a floor on BSBY of 0.00%), or (b) a percentage not to exceed 1.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, (iii) the BSBY rate plus 1.00%, and (iv) 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirty-nine weeks ended October 3, 2023 and September 27, 2022 was approximately 6.6% and 2.7%, respectively.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. On October 3, 2023, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $3.2 million and $1.7 million, for the thirty-nine weeks ended October 3, 2023 and September 27, 2022, respectively. We also capitalized approximately $0.4 million and $0.2 million of interest expense related to new restaurant construction during each of the thirty-nine weeks ended October 3, 2023 and September 27, 2022, respectively.

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

The following table presents a reconciliation of basic and diluted net (loss) income per share, including the number of dilutive equity awards included in the dilutive net (loss) income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Numerator:
Net (loss) income	$(3,804)	$(1,642)	$11,609	$115
Denominator:
Weighted-average shares outstanding – basic	23,542	23,427	23,521	23,413
Dilutive effect of equity awards	—	—	465	215
Weighted-average shares outstanding – diluted	23,542	23,427	23,986	23,628

Net (loss) income per share:
Basic	$(0.16)	$(0.07)	$0.49	$0.00
Diluted	$(0.16)	$(0.07)	$0.48	$0.00

For the thirteen weeks ended October 3, 2023 and September 27, 2022, there were approximately 1.8 million and 2.1 million of equity awards and warrants, respectively, that were excluded from the calculation of diluted net (loss) income per share because they are anti-dilutive. For the thirty-nine weeks ended October 3, 2023 and September 27, 2022, there were approximately 1.8 million and 2.0 million of equity awards and warrants, respectively, that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

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

Under the Plan, we issue time-based and performance-based RSUs and non-qualified stock options to senior vice presidents and above on an annual basis. We issue time-based RSUs and non-qualified stock options to vice presidents on an annual basis. New hires are given the option between receiving their full grant as a time-based RSU or split evenly between non-qualified stock options and time-based RSUs. We issue time-based RSUs to other select support team members, and we issue time-based RSUs to non-employee members of our Board of Directors. We also issue time-based RSUs in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”), a long-term equity incentive program for our restaurant general managers, executive kitchen managers, directors of operations and directors of kitchen operations. All GSSOP participants are required to remain in good standing during their vesting period.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Labor and benefits	$577	$653	$1,853	$2,043
General and administrative	$2,092	$1,957	$6,236	$5,565
Capitalized (1)	$97	$90	$285	$260
Total stock-based compensation	$2,766	$2,700	$8,374	$7,868

(1)
Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	October 3, 2023	September 27, 2022
Expected volatility	66.9%	63.2%
Risk-free interest rate	3.5%	1.6%
Expected option life	5 years	5 years
Dividend yield	—%	—%
Fair value of options granted	$18.31	$17.35

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

Under our stock-based compensation plan, the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 3, 2023	824	$40.48	601	$41.57
Granted	122	31.32
Exercised	(8)	27.43
Forfeited	(52)	37.43
Outstanding at October 3, 2023	886	$39.52	664	$41.38

As of October 3, 2023, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.4 million, which is expected to be recognized over the next three years.

Restricted Stock Units

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 3, 2023	729	$34.10
Granted	257	31.16
Released	(149)	36.38
Forfeited	(70)	31.93
Outstanding at October 3, 2023	767	$32.90

The fair value of time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of October 3, 2023, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $11.8 million, which is expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 3, 2023	123	$38.89
Granted	52	31.87
Released	(40)	38.90
Forfeited	(7)	35.01
Outstanding at October 3, 2023	128	$36.24

The fair value of performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The fair value of each performance-based RSU is expensed, based on management’s current estimate of the level that the performance goal will be achieved. As of October 3, 2023, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $2.0 million, which is expected to be recognized over the next three years.

7. INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes.” The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain significant estimates and judgment including the expected operating income for the year, permanent and temporary differences because of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

Our effective income tax benefit rate for the thirty-nine weeks ended October 3, 2023 was a benefit of 44.9% compared to a benefit rate of 101.0% for the comparable thirty-nine week period of 2022. The effective tax rate benefit for the thirty-nine weeks ended October 3, 2023 and September 27, 2022, was different from the statutory tax rate primarily as a result of significant Federal Insurance Contributions Act (“FICA”) tax tip credits.

As of October 3, 2023, we had unrecognized tax benefits of approximately $1.2 million, of which approximately $1.1 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirty-Nine Weeks Ended
	October 3, 2023	September 27, 2022
Beginning gross unrecognized tax benefits	$1,249	$1,198
Increases for tax positions taken in prior years	102	3
Decreases for tax positions taken in prior years	—	(1)
Increases for tax positions taken in the current year	123	74
Decreases due to lapse of statute of limitations	(236)	—
Ending gross unrecognized tax benefits	$1,238	$1,274

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of October 3, 2023, the earliest tax year still subject to examination by the Internal Revenue Service is 2015. The earliest year still subject to examination by a significant state or local taxing authority is 2018.

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

9. SHAREHOLDERS’ EQUITY

Stock Repurchases

During the thirty-nine weeks ended October 3, 2023, we repurchased and retired approximately 164,000 shares of our common stock at an average price of $26.17 per share for a total of $4.3 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of October 3, 2023, we have approximately $17.8 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. Repurchases may be made at any time.

Cash Dividends

Due to the COVID-19 pandemic, we suspended quarterly cash dividends until such time as the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and its shareholders. The only cash dividends paid during the thirty-nine weeks ended October 3, 2023, were related to dividends (declared prior to fiscal 2020) on restricted stock grants, which vested under our stock compensation plans.

10. RELATED PARTY TRANSACTIONS

BJ's Act III, LLC

Our consulting agreement for defined services with Act III Management, LLC, an affiliate of BJ’s Act III, LLC, one of our beneficial stockholders, and Act III Holdings, LLC, of which one current member and one former member of the Board of Directors are partners, in the amount of $145,000, expired on December 31, 2022.

Equity Method Investment

During fiscal 2022, we contributed internally-developed software valued at $5.0 million to a company, in which our retired Chief Executive Officer and a member of our Board of Directors has a less than 1% interest. We recorded this non-cash contribution, in exchange for a 20% ownership of the company, as an investment within “Equity method investment” on our Consolidated Balance Sheets, and the related gain within “Loss on disposal and impairment of assets, net” on our Consolidated Statements of Operations. For the thirty-nine weeks ended October 3, 2023 and September 27, 2022, we recorded a net loss related to the investment of $129,000 and zero, respectively, within “Other income (expense), net,” and accordingly adjusted the investment carrying amount on our Consolidated Balance Sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2023, as updated in our Form 10-Q for the thirty-nine weeks ended October 3, 2023, and in other reports filed subsequently with the SEC.

GENERAL

BJ’s Restaurants is a leading casual dining restaurant brand differentiated by a high-quality, varied menu with compelling value, and a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. BJ’s is a national restaurant chain that, as of November 6, 2023, owns and operates 217 restaurants located in 30 states.

The first BJ’s restaurant opened in 1978 in Orange County, California, and was a small sit-down pizzeria that featured Chicago style deep-dish pizza with a unique California twist. In 1996, we introduced our proprietary craft beers and expanded the BJ’s concept to a full-service, high-energy casual dining restaurant when we opened our first large format restaurant with an on-site brewing operation in Brea, California. Today our restaurants feature a broad menu with approximately 100 menu items designed to offer something for everyone including: slow roasted entrees such as prime rib, EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon, our original signature deep-dish pizza, the world-famous Pizookie® dessert, and our award-winning BJ’s craft beers. Our craft beer is produced at four in-restaurant brewing facilities, our Texas brewpub locations and by independent third-party brewers using our proprietary recipes.

Our revenues are comprised of food and beverage sales from our restaurants, including takeout, delivery and catering sales. Revenues from restaurant sales are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. We sell gift cards which do not have an expiration date, and we do not deduct non-usage fees from outstanding gift card balances. Gift card sales are recorded as a liability and recognized as revenues upon redemption in our restaurants. Based on historical redemption rates, a portion of our gift card sales are not expected to be redeemed and will be recognized as gift card “breakage.” Estimated gift card breakage is recorded as revenue and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to government authorities.

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

Labor and benefit costs include direct hourly and management wages, bonuses, payroll taxes, fringe benefits and stock-based compensation, and workers’ compensation expense that are directly related to restaurant level team members.

Occupancy and operating expenses include restaurant supplies, credit card fees, third-party delivery company commissions, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs.

General and administrative expenses include costs for our corporate administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include corporate management, field supervision and corporate hourly staff salaries and related team member benefits (including stock-based compensation expense and cash-based incentive compensation), travel and relocation costs, information systems, the cost to recruit and train new restaurant management team members, corporate rent, certain brand marketing-related expenses and legal and consulting fees.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended October 3, 2023 and September 27, 2022, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.9	27.3	26.2	27.4
Labor and benefits	37.1	37.7	37.0	38.0
Occupancy and operating	25.1	24.7	23.9	24.0
General and administrative	6.1	6.1	6.0	5.8
Depreciation and amortization	5.6	5.6	5.3	5.6
Restaurant opening	0.4	0.2	0.3	0.2
Loss on disposal and impairment of assets, net	0.4	0.1	0.5	0.1
Total costs and expenses	100.7	101.7	99.0	101.0
(Loss) income from operations	(0.7)	(1.7)	1.0	(1.0)

Other (expense) income:
Interest expense, net	(0.3)	(0.2)	(0.3)	(0.2)
Other income (expense)	0.0	0.0	0.1	(0.1)
Total other expense	(0.3)	(0.2)	(0.2)	(0.2)
(Loss) income before income taxes	(1.1)	(1.8)	0.8	(1.3)

Income tax expense (benefit)	0.1	(1.3)	(0.4)	(1.3)
Net (loss) income	(1.2)%	(0.5)%	1.1%	0.0%

Thirteen Weeks Ended October 3, 2023 Compared to Thirteen Weeks Ended September 27, 2022

Revenues. Total revenues increased by $7.3 million, or 2.3%, to $318.6 million during the thirteen weeks ended October 3, 2023, from $311.3 million during the comparable thirteen-week period of 2022. The increase in revenues primarily consisted of a 0.4%, or $1.2 million, increase in comparable restaurant sales, and a $9.0 million increase in sales from new restaurants not yet in our comparable restaurant sales base. Revenue increases were offset primarily by a $3.5 million decrease related to closed restaurants. The increase in comparable restaurant sales was the result of an increase in average check of approximately 4.7%, due to menu price increases coupled with changes in mix, offset by a decrease in guest traffic of approximately 4.3%.

Cost of Sales. Cost of sales decreased by $2.4 million, or 2.8%, to $82.7 million during the thirteen weeks ended October 3, 2023, from $85.0 million during the comparable thirteen-week period of 2022. This was primarily due to lower commodity costs and savings from our cost savings initiatives, offset by the increase in revenue and associated costs related to new restaurants opened since the thirteen weeks ended September 27, 2022. As a percentage of revenues, cost of sales decreased to 25.9% for the current thirteen-week period from 27.3% for the prior year comparable period. This decrease was primarily due to easing of inflationary pressure on food costs, coupled with increased revenues from menu price increases and the effectiveness of our cost savings initiatives.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $0.7 million, or 0.6%, to $118.2 million during the thirteen weeks ended October 3, 2023, from $117.5 million during the comparable thirteen-week period of 2022. This was primarily due to labor cost inflation, mitigated in part by greater labor efficiencies. As a percentage of revenues, labor and benefit costs decreased to 37.1% for the current thirteen-week period from 37.7% for the prior year comparable period. This decrease was primarily due to our ability to leverage certain fixed costs over a higher revenue base and improved labor efficiency, coupled with the effectiveness of our cost savings initiatives. Included in labor and benefits for the thirteen weeks ended October 3, 2023 and September 27, 2022, was approximately $0.6 million and $0.7 million, respectively, or 0.2% of revenues of stock-based compensation expense, related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $3.1 million, or 4.0%, to $80.0 million during the thirteen weeks ended October 3, 2023, from $76.9 million during the comparable thirteen-week period of 2022. This was primarily due to increases of $1.2 million in third-party delivery company fees and expenses, $1.0 million in rent-related expenses, and $0.7 million related to restaurant facilities expenses. As a percentage of revenues, occupancy and operating expenses increased to 25.1% for the current thirteen-week period from 24.7% for the prior year comparable period. This increase was primarily related to increased delivery fees and expenses in an effort to drive off premise sales, including catering.

General and Administrative. General and administrative expenses increased by $0.6 million, or 3.1%, to $19.5 million during the thirteen weeks ended October 3, 2023, from $18.9 million during the comparable thirteen-week period of 2022. This was primarily due to increased personnel costs, including a $0.4 million decrease related to our deferred compensation liability. Included in general and administrative costs for the thirteen weeks ended October 3, 2023 and September 27, 2022, was approximately $2.1 million and $2.0 million, or 0.7% and 0.6% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses remained consistent at 6.1% for the current thirteen-week period and the prior year comparable period.

Depreciation and Amortization. Depreciation and amortization increased by $0.5 million, or 3.0%, to $17.9 million during the thirteen weeks ended October 3, 2023, compared to $17.4 million during the comparable thirteen-week period of 2022. This increase was primarily related to depreciation expense related to our restaurants opened since the thirteen weeks ended September 27, 2022, partially offset by the impact of impairment and disposal charges taken in the prior year, and the closure of five restaurants since the thirteen weeks ended September 27, 2022. As a percentage of revenues, depreciation and amortization remained consistent at 5.6% for the current thirteen-week period and the prior year comparable period.

Restaurant Opening. Restaurant opening expense increased by $0.9 million, or 186.1%, to $1.4 million during the thirteen weeks ended October 3, 2023, compared to $0.5 million during the comparable thirteen-week period of 2022. This increase was primarily due to the number and timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $1.4 million during the thirteen weeks ended October 3, 2023, and $0.4 million during the comparable thirteen-week period of 2022. For the thirteen weeks ended October 3, 2023, these costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date as well as the closure of an under-performing restaurant in the quarter.

Interest Expense, Net. Interest expense, net, increased by $0.4 million to $1.0 million during the thirteen weeks ended October 3, 2023, compared to $0.6 million during the comparable thirteen-week period of 2022. This increase was primarily due to the increase in weighted average interest rate year over year, coupled with a slightly higher average outstanding debt balance.

Income Tax Expense (Benefit). Our effective income tax rate for the thirteen weeks ended October 3, 2023, reflected a 11.8% tax expense compared to a 71.5% tax benefit for the comparable thirteen-week period of 2022. The effective tax rate for the thirteen weeks ended October 3, 2023 and September 27, 2022 was different than the statutory rate primarily due to FICA tax tip credits.

Thirty-Nine Weeks Ended October 3, 2023 Compared to Thirty-Nine-Weeks Ended September 27, 2022

Revenues. Total revenues increased by $69.8 million, or 7.4%, to $1.0 billion during the thirty-nine weeks ended October 3, 2023, from $939.8 million during the comparable thirty-nine week period of 2022. The increase in revenues primarily consisted of a 4.7%, or $43.1 million, increase in comparable restaurant sales, a $31.5 million increase in sales from new restaurants not yet in our comparable restaurant sales base, and a $2.2 million increase related to the shift in weeks as a result of the 53rd week in fiscal 2022. Revenue increases were offset primarily by a $6.0 million decrease related to closed restaurants. The increase in comparable restaurant sales was the result of an increase in average check of approximately 6.4%, due to menu price increases coupled with changes in mix, offset by a decrease in guest traffic of approximately 1.7%.

Cost of Sales. Cost of sales increased by $6.7 million, or 2.6%, to $264.1 million during the thirty-nine weeks ended October 3, 2023, from $257.4 million during the comparable thirty-nine week period of 2022. This increase was primarily due to costs of sales for our seven new restaurants opened since the thirty-nine weeks ended September 27, 2022, partially offset by the closure of five restaurants since the thirty-nine weeks ended September 27, 2022. As a percentage of revenues, cost of sales decreased to 26.2% for the current thirty-nine week period from 27.4% for the prior year comparable period. This decrease was primarily due to easing of inflationary pressure on food costs, coupled with increased revenues from menu price increases and cost savings benefits resulting from our cost savings initiatives.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $16.2 million, or 4.5%, to $373.1 million during the thirty-nine weeks ended October 3, 2023, from $356.9 million during the comparable thirty-nine week period of 2022. This was primarily due to $8.2 million related to higher hourly labor, $4.3 million related to higher management labor and incentive compensation, and $2.4 million related to taxes and benefits as a result of increases in hourly wage rates and the additional labor related to our five new restaurants opened since the thirty-nine weeks ended September 27, 2022. As a percentage of revenues, labor and benefit costs decreased to 37.0% for the current thirty-nine week period from 38.0% for the prior year comparable period. This decrease was primarily due to our ability to leverage certain fixed costs over a higher revenue base, improved labor efficiency, better team member retention, and the effectiveness of our cost savings initiatives. Included in labor and benefits for the thirty-nine weeks ended October 3, 2023 and September 27, 2022, was approximately $1.9 million and $2.0 million, respectively, or 0.2% revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $15.9 million, or 7.1%, to $241.1 million during the thirty-nine weeks ended October 3, 2023, from $225.2 million during the comparable thirty-nine week period of 2022. This was primarily due to increases of $3.8 million in rent-related expenses, $3.7 million related to restaurant facilities expenses, $2.7 million in third-party delivery company fees and expenses, $1.9 million in utilities, $1.5 million in marketing expenditures, and $1.8 million in merchant credit card fees, offset by a decrease of $0.6 million in supplies. As a percentage of revenues, occupancy and operating expenses decreased to 23.9% for the current thirty-nine week period from 24.0% for the prior year comparable period. This decrease was primarily related to our ability to leverage certain fixed operating and occupancy costs over a higher revenue base.

General and Administrative. General and administrative expenses increased by $6.3 million, or 11.7%, to $60.4 million during the thirty-nine weeks ended October 3, 2023, from $54.0 million during the comparable thirty-nine week period of 2022. This was primarily due to increases of $5.6 million in personnel costs, including a $2.5 million increase related to our deferred compensation liability, and a $1.0 million increase in corporate expenses, offset by decreases of $0.3 million in rent related expenses, and $0.2 million in recruiting related expenses. Included in general and administrative costs for the thirty-nine weeks ended October 3, 2023 and September 27, 2022, was approximately $6.2 million and $5.6 million, or 0.6% of revenues, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 6.0% for the current thirty-nine week period from 5.8% for the prior year comparable period. This increase was primarily related to our increased deferred compensation liability.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million, or 0.6%, to $53.2 million during the thirty-nine weeks ended October 3, 2023, compared to $52.9 million during the comparable thirty-nine week period of 2022. This increase in depreciation and amortization is related to our restaurants opened since the thirty-nine weeks ended September 27, 2022. This increase was offset by the decrease in depreciation and amortization related to impairment and disposal charges taken in the prior year, including the impairment and reduction of carrying value for the closure of five restaurants since the thirty-nine weeks ended September 27, 2022. As a percentage of revenues, depreciation and amortization decreased to 5.3% for the current thirty-nine week period from 5.6% for the prior year comparable period. This decrease was primarily due to a higher revenue base.

Restaurant Opening. Restaurant opening expense increased by $0.5 million, or 23.3%, to $2.6 million during the thirty-nine weeks ended October 3, 2023, compared to $2.1 million during the comparable thirty-nine week period of 2022. This increase was primarily due to the number and timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $4.7 million during the thirty-nine weeks ended October 3, 2023, and $1.0 million during the comparable thirty-nine week period of 2022. For the thirty-nine weeks ended October 3, 2023, these costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date, including our restaurant remodel initiative and the removal of glass partitions in our dining rooms that were installed during the pandemic, as well as the closure of four under-performing restaurants.

Interest Expense, Net. Interest expense, net, increased by $1.5 million to $3.2 million during the thirty-nine weeks ended October 3, 2023, compared to $1.7 million during the comparable thirty-nine week period of 2022. This increase was primarily due to the increase in our weighted average interest rate year over year, coupled with a slightly higher average outstanding debt balance.

Other (Expense) Income, Net. Other income (expense), net, was $0.8 million of income during the thirty-nine weeks ended October 3, 2023, compared to $0.5 million of expense during the comparable thirty-nine week period of 2022. This change was primarily related to gains associated with the cash surrender value of certain life insurance policies under our deferred compensation plan.

Income Tax Expense (Benefit). Our effective income tax rate for the thirty-nine weeks ended October 3, 2023, reflected a 44.9% tax benefit compared to a 101.0% tax benefit for the comparable thirty-nine week period of 2022. The effective tax rate benefit for the thirty-nine weeks ended October 3, 2023 and September 27, 2022 was different than the statutory rate primarily due to significant FICA tax tip credits.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	October 3, 2023	January 3, 2023
Cash and cash equivalents	$11,965	$24,873
Net working capital	$(121,420)	$(114,600)
Current ratio	0.3:1.0	0.4:1.0

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

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for the our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. There can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for our Texas brewpub locations. We also own parcels of land adjacent to two of our restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we have subsequently entered into sale-leaseback arrangements for land parcels that we previously purchased. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirty-Nine Weeks Ended
	October 3, 2023	September 27, 2022
Net cash provided by operating activities	$73,611	$33,790
Net cash used in investing activities	(81,964)	(50,309)
Net cash used in financing activities	(4,555)	(2,829)
Net decrease in cash and cash equivalents	$(12,908)	$(19,348)

Operating Cash Flows

Net cash provided by operating activities was $73.6 million during the thirty-nine weeks ended October 3, 2023, representing a $39.8 million increase from the $33.8 million provided by during the thirty-nine weeks ended September 27, 2022. The increase over the prior year is primarily due to improved net income, the timing of payments for accrued expenses and the change in deferred income taxes.

Investing Cash Flows

Net cash used in investing activities was $82.0 million during the thirty-nine weeks ended October 3, 2023, representing a $31.7 million increase from the $50.3 million used during the thirty-nine weeks ended September 27, 2022. The increase over prior year is primarily due to the timing of new restaurants opened, as well as restaurants under construction, and an increase in restaurant remodel activity.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Thirty-Nine Weeks Ended
	October 3, 2023	September 27, 2022
New restaurants	$34,382	$27,102
Restaurant maintenance and remodels, and key productivity initiatives	46,956	21,396
Restaurant and corporate systems	630	2,461
Total capital expenditures	$81,968	$50,959

Year to date as of November 6, 2023, we have opened five new restaurants and closed four restaurants. We currently plan to open four to six restaurants in fiscal 2024, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2024 new restaurant locations.

We currently anticipate our total capital expenditures for fiscal 2023 to be approximately $95 million. This estimate includes the cost of the five new restaurants that have been opened and the cost to remodel 35 to 40 existing locations, coupled with certain capital expenditures for restaurants that will open next year. Total capital expenditures exclude anticipated proceeds from tenant improvement allowances. We expect to fund our net capital expenditures with our current cash balance on hand, cash flows from operations and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $4.6 million during the thirty-nine weeks ended October 3, 2023, representing a $1.7 million increase from the $2.8 million used during the thirty-nine weeks ended September 27, 2022. This increase was primarily due to an increase in common stock repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of October 3, 2023, we are not involved in any off-balance sheet arrangements.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2023. During the thirty-nine weeks ended October 3, 2023, there were no significant changes in our critical accounting policies.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2023, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 3, 2023, we have cumulatively repurchased shares valued at approximately $482.2 million in accordance with our approved share repurchase plan. We repurchased shares valued at approximately $4.3 million during the thirty-nine weeks ended October 3, 2023. The share repurchases were executed through open market purchases, and future share repurchases may be completed through a combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of October 3, 2023, we have approximately $17.8 million available under our share repurchase plan.

The following table sets forth information with respect to the repurchase of common shares during the thirty-nine weeks ended October 3, 2023:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/04/23 - 01/31/23	—	$—	—	$—	$22,053,808
02/01/23 - 02/28/23	—	$—	—	$—	$22,053,808
03/01/23 - 04/04/23	—	$—	—	$—	$22,053,808
04/05/23 - 05/02/23	—	$—	—	$—	$22,053,808
05/03/23 - 05/30/23	—	$—	—	$—	$22,053,808
05/31/23 - 07/04/23	—	$—	—	$—	$22,053,808
07/05/23 -08/01/23	—	$—	—	$—	$22,053,808
08/02/23 - 08/29/23	—	$—	—	$—	$22,053,808
08/30/23 - 10/03/23	164,330	$26.17	164,330	$—	$17,753,738
Total	164,330		164,330

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 14, 2020.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

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

BJ’S RESTAURANTS, INC.
(Registrant)

November 6, 2023	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ THOMAS A. HOUDEK
Thomas A. Houdek
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)