Form 10-K
period 2024-01-02
BJs RESTAURANTS INC
filed 2024-02-27
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2024

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

The aggregate market value of the common stock of the Registrant (“Common Stock”) held by non-affiliates as of the last business day of the second fiscal quarter, July 4, 2023, was $747,725,214, calculated based on the closing price of our common stock as reported by the NASDAQ Global Select Market on such date.

As of February 26, 2024, 23,366,951 shares of the common stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 2024.

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

FISCAL PERIODS USED IN THIS FORM 10-K

Throughout this Form 10-K, our fiscal years ended January 2, 2024, January 3, 2023, and December 28, 2021, are referred to as fiscal years 2023, 2022, and 2021, respectively. Our fiscal years consist of 52 or 53 weeks and end on the Tuesday closest to December 31. All fiscal years presented in this Form 10-K, with the exception of fiscal year 2022, consisted of 52 weeks. Additionally, all quarters, with the exception of the fourth quarter in fiscal year 2022, consisted of 13 weeks. Fiscal year 2022 consisted of 53 weeks, with a 14-week fourth quarter; therefore, all financial references to fiscal year 2022 assume 53 weeks of operations, unless noted otherwise.

ITEM 1. BUSINESS

INTRODUCTION

BJ’s Restaurants is a leading casual dining restaurant brand differentiated by a high-quality, varied menu with compelling value, a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. BJ’s is a national restaurant chain that, as of February 27, 2024, owns and operates 216 restaurants located in 30 states.

The first BJ’s restaurant opened in 1978 in Orange County, California, and was a small sit-down pizzeria that featured Chicago style deep-dish pizza with a unique California twist. In 1996, we introduced our proprietary craft beers and expanded the BJ’s concept to a full-service, high-energy casual dining restaurant when we opened our first large format restaurant with an on-site brewing operation in Brea, California. Today our restaurants feature a broad menu with approximately 100 menu items designed to offer something for everyone including: slow roasted entrees such as prime rib, EnLIGHTened Entrees® such as our Cherry Chipotle Glazed Salmon, our original signature deep-dish pizza, and the world-famous Pizookie® dessert. We also offer our award-winning BJ’s craft beers, which are produced at four in-house brewing facilities, two standalone brewpubs and by independent third-party brewers using our proprietary recipes, alongside a full bar featuring innovative cocktails.

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

BUSINESS STRATEGY

We compete in the casual dining segment of the domestic restaurant industry, which is a large, highly fragmented segment with estimated annual sales in the $100+ billion range. We believe that the BJ’s restaurant concept offers consumers a high quality, contemporary, “polished casual” dining experience in a high-energy environment, with a diversified menu and a best-in-class bar statement. Our primary business objective is to increase our market share in the casual dining restaurant industry by consistently delivering on our “Gold Standard of Operational Excellence” promise to our guests, which is our genuine commitment to take pride in passionately connecting with every guest on every visit, through flawless and relentless execution of every detail, during every shift, to create and keep fanatical fans of BJ’s. We believe that by delivering upon this commitment to our guests, while continuing our national restaurant expansion program, we create the best opportunity to generate significant repeat business and capture additional market share.

While our core strategy has remained consistent, we are always striving to evolve and enhance our guests’ experience. Our Gold Standard of Operational Excellence is focused on the following key areas that help differentiate BJ’s from other casual dining restaurants:

•
High-Energy Atmosphere and Facilities – We believe that one of our greatest competitive differentiators is the design, ambiance and energy of our restaurants, which feature a signature bar statement, making them a destination for our guests to spend quality time with friends and family. As part of our competitive positioning as a polished casual dining concept, our restaurants have finishes consistent with upscale casual dining concepts, including high ceilings and large televisions which can be viewed from any seat and provide the comfort of a restaurant and the energy of a bar. Additionally, we use a variety of higher quality guest touchpoints, including distinctive glassware to fit the beer or beverage style and linen napkins not generally found in “mass-market” casual dining. We have remodeled 45 of our older restaurants during the last two years and intend to continue our remodel plan to ensure that our restaurants maintain their contemporary feel.
•
Broad and Distinctive Menu – BJ’s culinary and menu strategy centers around serving guests Familiar made Brewhouse Fabulous – food and beverage items that are familiar and favorite, yet adds a brewhouse twist that makes it unique, differentiated and special. Our concept includes menu options that meet our guests’ preferences for any dining occasion and our menu items are created by our talented culinary team and prepared to order in our restaurants using high-quality ingredients. Our menu features a wide variety of choices, ensuring there’s something for everyone and yet we are able to modify nearly every menu item to satisfy any guest's request to ensure it is “made their way.” We evaluate our menu offerings and prices two to three times a year in addition to offering seasonal or limited time only menu items throughout the year. Building on our early pizza legacy, we offer almost 20 signature flavors of pizza and made-to-order combinations in tavern-cut and deep-dish styles. Our hand-pressed deep-dish pizza dough is double proofed – which means it rises twice – elevating its presentation and taste. We also offer slow roast large format proteins including prime rib, double bone-in pork chops and tri-tip sirloin, as well as our better-for-you EnLIGHTened Entrees® options.
•
Award Winning, Proprietary Craft Beer – All of our restaurants feature BJ’s award-winning craft beer, which showcases the quality and care of the ingredients used at BJ’s. Our high-quality, craft beer further elevates BJ’s from many other restaurant concepts and complements our broad menu. Since 1996, our beers have earned over 250 medals at different beer festivals and events, including 38 medals at the Great American Beer Festival and 12 medals at the World Beer Cup. We offer 12 year-round signature BJ’s beers and one or more rotating seasonal BJ’s beers on tap at any one time. We also offer a signature hard cider and approximately 20 domestic, imported and “guest” craft beers on tap, in addition to a selection of bottled beers. Additionally, our restaurants offer our craft beer and cider for take-out in cans or growlers, where legally permitted. Our expansive and unique beer offerings are intended to enhance BJ’s competitive positioning as a leading craft beer retailer in casual dining. We also offer our BJ’s Brewhouse Beer Club throughout most of California. Our club is a subscription service, which features special and unique beer from BJ’s brewers and restaurant traffic-driving perks that are only available to club members.
•
Everyday Value Proposition – We strive to offer great everyday value throughout our menu, with diverse price points and unique flavor profiles. Our menu entrées, excluding our promotional specials, generally range in price from $8.75 to $34.95. We also offer Daily Brewhouse Specials, which feature some of our most iconic food and drink items at a lower price, as well as daily lunch specials and happy hour offerings, where permitted, to reinforce our everyday value proposition. Additionally, we offer a series of take-out and delivery specific Family Meals and Bundles that serve 4 to 6 guests. These packages start at $45.00, make it easy to order for a family or larger group, and further enhance our value proposition. Our average per-guest check during fiscal 2023, including beverages, increased from approximately $20.00 in 2022 to approximately $21.00 in 2023, and was impacted by changes in our sales mix, higher item incidence per guest and menu price increases to help mitigate higher costs from inflationary pressures.
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
•
Technology at the Right Time – Time is a finite resource for our guests, and we believe that by promptly being attentive to every detail, we can optimize our guests’ enjoyment when they choose to dine with us. Our handheld ordering tablets improve our pace and productivity, including reducing the time it takes to deliver the first drink or food item to our guests. The tablets have resulted in an improved guest experience and driven higher incident rates for beverages, appetizers and desserts. Additionally, our BJ’s mobile application allows our guests to use their smartphones to order ahead, add their name to our waitlist, pay at the table and manage their loyalty account, among other things. Through our digital order tracker, contactless curbside pickup with short message service (“SMS”) text, email technology, and automated wait list we keep our guests informed of their menu order and allow them to notify the restaurant when they arrive. We were also one of the first in casual dining to utilize the quick response (“QR”) code and Wi-Fi geolocation technologies for both menu browsing and mobile payment to provide a touchless experience for guests who dine at our restaurants.
•
Bringing the Brewhouse Home to Our Guests – Consumer preferences continue to evolve as e-commerce, mobile shopping and “food-on-demand” continue to gain traction and direct visits away from traditional brick-and-mortar shopping locations. To meet these opportunities, we have invested in the off-premise sales channel by creating new off-premise menu items, expanding our catering menu, collaborating with third-party delivery partners to provide delivery service from our restaurants, updated our website to make ordering easier for our guests, and we continue to improve our take-out and curbside experience. We also have enhanced our technology for the off-premise sales channel by leveraging our self-developed mobile application, our website and other platforms to ensure our guests can more easily enjoy BJ’s menu from home or the office. This includes web-based order tracker, contactless curbside pickup with short message service (“SMS”) text and email technology to keep our guests informed of the status of their order and allow them to notify the restaurant when they arrive. These ongoing system and operational improvements are designed to improve the guest experience and drive traffic, off-premise check growth and increased catering orders. Where permitted by law, we also sell alcoholic beverages, including BJ’s beer as well as wine and mixed drinks through take-out and delivery channels.

HUMAN CAPITAL

As of January 2, 2024, we employed approximately 21,000 team members at our 216 restaurants. We also employed approximately 230 team members at our Restaurant Support Center in Huntington Beach, California and our field supervision positions around the country, whose primary goal is to provide gold standard support to our restaurant teams so they can focus on serving our guests. Approximately 18% of our hourly restaurant team members provide their services on a full-time basis, as defined by the Affordable Care Act. We actively work to ensure positive team member relations and a respectful workplace, frequently reinforcing the high ethical and professional standards set forth in our Code of Integrity, Ethics and Conduct which we believe should guide every decision we make. Currently, no unions or collective bargaining arrangements are in place at our Company.

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

We strive to be an inclusive brand that reflects the diversity of our communities and provides equal opportunity and access for all of our team members to develop and advance within our Company. As of January 2, 2024, of our team members who indicated a racial or ethnic identity, or whose racial or ethnic identity can otherwise be determined, approximately 47% are female and approximately 60% are from under-represented racial or ethnic communities.

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

Team Member Safety

Throughout fiscal 2023, we have continued to comply with state and local government regulations and health recommendations, as applicable, to promote guest and team member wellness and to maintain clean restaurants. We remain vigilant and may reinstate any of the additional safety or health and wellness precautions that were instituted during the pandemic if public health conditions worsen in any of our service areas or future government regulations require us to do so.

We also continuously encourage our team members to speak up about safety matters. Our commitment to safety and culture is maintained through our open-door policy and empowering our team members to utilize our anonymous Team Member Hotline, without fear of retaliation, if they have any concerns about how they or others are treated. We also have an IDEA email address for team members to use if they have any ideas to improve our culture of diversity and inclusion, and we have a “Killer Ideas” email address for team members to use to offer innovative ideas about how to improve our business.

Philanthropy

At BJ’s, we believe it is important to give back to the communities we serve and to do more good things for more people. Our Foundation, which is a 501(c)(3) qualified non-profit charitable organization, established in 2006, is principally dedicated to supporting charities benefiting children’s healthcare and education. Our Chairman of the Board of Directors, our retired Executive Vice President of Operations, and three of our current executive officers serve on the Foundation’s nine-person Board of Directors. Our commitment to supporting humanitarian causes is exemplified by our “Cookies for Kids” program, which was created in 1998 and continues to be the heart of BJ’s continued financial support of the Cystic Fibrosis Foundation (“CFF”), to which millions of dollars have been donated throughout the years. We also promote national campaigns for the Alzheimer’s Association® in June and No Kid Hungry® in October, which give our guests the opportunity to donate to these charities when they dine with us. Additionally, in 2023, we introduced a new craft beer for a cause, BJ’s CureVezaTM Mexican-Style lager. We partnered with The National Multiple Sclerosis Society and donated 25 cents for every pint brewed.

In addition to national campaigns, we also focus on supporting our local communities by providing volunteer hours, food and other resources for many worthwhile charitable causes and events through a program called Team Action to Support Communities (“TASC Force”). The TASC Force program recognizes and supports the volunteer efforts of our restaurant team members across the country, as they donate their own free time to benefit charitable causes and community events which are important to them, while helping give back to the communities in which our restaurants do business. Our TASC Force teams have helped fulfill the wishes of special needs kids, placed flags at the graves of fallen soldiers, painted over unsightly graffiti, helped clean up beaches, parks and school grounds, hosted blood drives, worked with Special Olympics, packed meals for No Kid Hungry, painted houses for elderly citizens, supported Habitat for Humanity to re-build playgrounds, worked at food banks, participated in fundraising runs and walkathons, and delivered food to families in need.

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

ENVIRONMENTAL SUSTAINABILITY AND STEWARDSHIP

We recognize that building a sustainable business is consistent with our goal of generating long-term shareholder value. Our sustainability leadership team spearheads our Environmental, Social, and Governance (“ESG”) initiatives. In partnership with others in our operations, supply chain, people, real estate and finance departments, the committee is responsible for executing a multi-year ESG strategic plan. The committee provides updates to the Governance and Nominating Committee of our Board of Directors on a quarterly basis.

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
•
Use of energy-efficient HVAC equipment
•
Recycling of organics to prevent them from going into landfills at several of our restaurants
•
Use of digital rather than paper new-hire onboarding and other employment-related documents across the Company
•
Hybrid in-person/remote work schedule at our Restaurant Support Center to balance the importance of workplace culture and stewardship of the environment, including leveraging of video and telephone conferencing tools to reduce the need for travel
•
Restaurant-based food donation program in select restaurants
•
Leveraging our handheld computers to convert various paper logs at each restaurant into a digital format to reduce paper use, printing and freight costs

Our Human Rights and Labor Rights Policy, Environmental Stewardship Policy, Food and Personal Safety and Quality Policy, Animal Welfare Policy, and Vendor Partner Compliance Program information confirm our focus on taking care of our people, communities, stakeholders and planet. More information on our environmental stewardship efforts is available on our website at: https://investors.bjsrestaurants.com/governance/governance-documents/default.aspx

Information About Our Executive Officers

The following table sets forth certain information concerning our executive officers and other members of the executive leadership team as of February 27, 2024:

Name	Age	Position
Gregory S. Levin	56	Chief Executive Officer, President and Director
Brian S. Krakower	53	Executive Vice President and Chief Information Officer
Amy B. Krallman	57	Executive Vice President and Chief People Officer

Gregory S. Lynds	62	Executive Vice President and Chief Development Officer
Kendra D. Miller	49	Executive Vice President, General Counsel and Corporate Secretary
Putnam K. Shin	45	Executive Vice President and Chief Growth and Innovation Officer
Thomas A. Houdek	43	Senior Vice President and Chief Financial Officer
Christopher P. Pinsak	59	Senior Vice President, Operations
Alexander M. Puchner	62	Senior Vice President, Brewing Operations

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

PUTNAM K. SHIN has served as our Executive Vice President and Chief Growth and Innovation Officer since December 2022. Prior to joining the Company, from September 2014 to December 2022, Mr. Shin served as Asia Managing Director, Global Resort Development Director, Asia Divisional Director, and Corporate Development Director based in the US, Hong Kong and London, respectively, for Merlin Entertainments. Merlin Entertainments is a global developer and operator of over 140 theme parks, hotels, resorts and indoor attractions across 24 countries with brands including LEGOLAND Resorts, SEA LIFE aquarium and Madame Tussauds. From September 2010 to August 2014, Mr. Shin was employed by L.E.K. Consulting in the London, UK office, a global strategy consulting firm, with his last position as Partner. Prior to that, Mr. Shin served as Manager of Corporate Strategy and Business Development at the Walt Disney Company in Burbank, California from May 2008 to August 2010. Earlier in his career, he served as a management consultant at L.E.K. Consulting and an investment banker at Merrill Lynch.

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

New restaurant managers are required to successfully complete a 10-week comprehensive advanced management training program dedicated to all operational aspects of our restaurants including both restaurateuring and restaurant business-related topics. Our restaurant management training program is led by our Vice President of Talent Acquisition and Development and is closely monitored by our field supervision team. Additionally, in order to maintain our high standards, all new hourly restaurant team members participate in a formal training program and work with Team Member Instructors at each restaurant who help them master their new roles.

The General Manager of each restaurant reports to a Director of Operations or an Area Vice President, who reports to a Vice President of Operations. Our Vice Presidents of Operations report to our Senior Vice President of Operations, who oversees leading the day-to-day restaurant business. In addition to overseeing the daily operations of our restaurants, our Senior Vice President of Operations also oversees facility management, restaurant openings and integrating our operating strategy and initiatives into our restaurants. Additionally, we have a kitchen operations team that oversees the food quality and safety, kitchen efficiency and consistency in our restaurants and helps educate, coach and develop our kitchen managers. Our kitchen operations team reports to our Vice President of Culinary and Kitchen Operations, and our Senior Vice President of Culinary and Kitchen Operations oversees the entire team.

Each of our restaurants typically employs approximately 100 hourly team members, many of whom work part-time. Our goal is to staff our restaurants with qualified, trained and enthusiastic team members who desire to be an integral part of BJ’s fun, premium casual atmosphere and, at the same time, have the passion, intensity, work ethic and ability to execute our concept correctly and consistently on every shift.

Our restaurant hours of operations are generally from 11:00 a.m. to midnight every day of the week. Our restaurants are open every day of the year except for Thanksgiving and Christmas. All of our restaurants currently offer take-out and delivery services. Additionally, all of our restaurants offer a call-ahead or online wait list, on-line ordering for dine-in, guest pick-up or curbside delivery and reservations for large parties.

RESTAURANT SITE SELECTION AND EXPANSION OBJECTIVES

Our current restaurant format is expected to represent the vast majority of our planned new restaurant growth for the foreseeable future; however, we are constantly evaluating ways to reduce construction costs and to further enhance unit productivity and efficiency. We seek to secure high-quality, high-profile locations for our “casual plus” restaurants, which we believe have the ability to draw guests from a larger area than most “mass market” casual dining chain restaurants. Since BJ’s has proven that it can be successful in a variety of locations (suburban shopping areas, retail strip centers, lifestyle centers, and entertainment centers – either freestanding or in-line) and in a variety of income demographics, we can be highly selective and flexible in choosing suitable locations. We prefer to open our restaurants in mature trade areas with dense populations. We generally target geographic regions that allow us to build multiple restaurants in those areas. This “clustering” approach provides economic benefits including lower supply and distribution costs, improved marketing efficiencies, management supervision leverage and increased brand awareness.

During fiscal 2023, we opened five new restaurants and closed five restaurants. As a result, and coupled with one less operating week in fiscal 2023 as compared to fiscal 2022, we decreased our overall total restaurant operating weeks by approximately 0.5% during the year. We expect to open three new restaurants in fiscal 2024. We typically enter into operating leases for our locations for periods ranging from 10 to 20 years and obtain lease extension options in most instances. Our lease payment terms vary from lease to lease but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We sometimes also purchase the land underlying certain restaurant locations if it becomes available and, in many cases, we subsequently enter into sale-leaseback arrangements for land parcels that we have purchased. It is not our current strategy to own a large number of land parcels that underlie our restaurants.

TARGETED NEW RESTAURANT ECONOMICS

Our fiscal 2023 restaurant prototype averaged approximately 7,500 square feet with seating for as many as 250 guests with a targeted all-in net construction cost of approximately $7.0 million, including what was reimbursed to us by our landlords in the form of tenant improvement allowance incentives. We developed a new smaller prototype that we will be constructing later in fiscal 2024. This new prototype averages 7,200 square feet, maintains the same number of guest seats, features an improved bar statement, better hospitality and speed, more efficient labor as well as other restaurant expenses and a lower investment cost. In fiscal 2024, we are targeting an all-in net construction cost of approximately $6.0 million per restaurant, after landlord tenant improvement allowance incentives. The gross cost of our restaurants may vary due to a variety of factors and could be greater or less than the targeted amounts due to geographic location, site work, trade labor costs and commodity inflation for building materials, such as lumber, steel and copper, among many other factors. Potential restaurant locations may not have a tenant improvement allowance available, and such allowance, when available, will vary in amount. In selecting sites for our restaurants, an important objective is to earn a suitable rate of return on our investment that exceeds our cost of capital. However, this return usually cannot be meaningfully measured until our restaurants reach their mature sales and profitability levels. Maturation periods vary from restaurant to restaurant, but generally range from two to five years. We currently target an approximate blended 15% to 20% return on our net cash invested to build a new restaurant, as well as total capital invested. Net cash invested includes our capital less tenant improvement allowances or proceeds from the sale of the underlying land, and total capital invested includes our net cash invested and a factor for the landlord’s invested capital (based on a capitalized value of minimum rents to be paid to the landlord) for each group of new restaurants to be opened each year, measured once the restaurants reach their mature level of operations.

The return-on-investment targets for our restaurant operations do not include any allocation of opening costs, field supervision and corporate support expense, non-cash items such as depreciation, amortization, equity-related compensation expense, interest expense and income taxes, and do not represent a targeted return on our common stock. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. Actual results usually differ from targeted results, and such differences may be material. We generally target our new restaurants to achieve average annual sales at maturity of $6.5 million to $7.0 million and an average “four wall” estimated operating cash flow margin in the range of 15% to 20% after all occupancy expenses.

It is common in the casual dining industry for many new locations to initially open with sales volumes well in excess of their sustainable run-rate levels. Given this initial “honeymoon” sales period, it may take up to three years until a new restaurant’s sales eventually settle at a more predictable and sustainable level. Additionally, all of our new restaurants usually require a year or longer after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with opening more complex casual dining restaurants.

RESTAURANT OPENING EXPENSES

Restaurant opening expenses (also referred to as “preopening” expenses) include incremental out-of-pocket costs that are directly related to the openings of new restaurants. We expense preopening costs as incurred in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). As a result of the more complex operational nature of our “casual plus” restaurant concept compared to that of a typical casual dining chain restaurant, the preopening process for our new restaurants is more extensive, time consuming and costly. The preopening expense for one of our restaurants usually includes costs to compensate an average of six to eight restaurant management team members prior to opening; costs to recruit and train an average of 150 hourly restaurant team members; wages, travel and lodging costs for our opening training team and other support team members; costs to practice service activities; and straight-line minimum base rent during the construction and in-restaurant training period.

Our preopening expense averaged approximately $0.6 million per new restaurant in fiscal 2023, which remains approximately $0.2 million higher than pre-pandemic averages due to increased costs from inflationary pressures, including costs of labor and commodities. We usually incur the most significant portion of preopening costs within the two-month period immediately preceding a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

BREWING OPERATIONS

Our internal brewing operations originated in 1996 with the opening of the first large format location in Brea, California, which included our first on-site brewing operation. We currently have four restaurants with brewpub operations and two stand-alone brewpubs located around the country. We also utilize qualified independent third-party brewers to produce our beer, using our proprietary recipes. Our brewing operations are typically staffed with a head brewer and assistant brewers, who report to a brewing director. The brewing operations team analyzes each batch of BJ’s branded beer in internal laboratories, and we periodically send samples to an independent laboratory for quality control testing purposes. Production planning and quality control are monitored by our corporate brewing operations department which is led by our Senior Vice President of Brewing Operations.

We currently believe a combination of internal brewing and larger-scale independent third-party brewing represents the optimal production method for our craft beers as we continue the national expansion of our restaurants. This approach allows us to get the benefits provided by brewing beer in larger batches, yet also provides us the flexibility to allow our brewing operations to focus on specialty, seasonal and research and development beers. During fiscal 2023, we internally brewed approximately 64% of our branded craft beers, with approximately 58% of this amount brewed in our Temple, Texas brewpub locations. We also produce proprietary non-alcoholic craft sodas that are sold in our restaurants. Our handcrafted soda flavors include root beer, ginger beer, vanilla cream, orange cream and black cherry.

Additionally, pursuant to various laws and regulations, the majority of our proprietary craft beer must be distributed to our restaurants through independent wholesale beer distributors, whether we produce the beer or it is produced by independent third-party brewers. We currently have arrangements with a sufficient number of beer distributors in all markets where we operate restaurants; however, our continued national expansion will require us to enter into agreements with additional beer distributors.

MARKETING AND ADVERTISING

We believe the most effective method, over the long run, to protect and enhance our guest visit frequency is to spend time and resources “on the plate” and provide superior food quality, hospitality and facilities for our guests. That said, one of the key insights of our guest research in 2021 found that over 10 million potential guests who share many of the characteristics of our most frequent guests and live within 10 miles of a BJ’s restaurant have never been to a BJ’s. As a result, our external marketing is primarily focused on improving awareness and brand consideration in the markets where we operate. Our marketing spend generally takes the form of limited traditional television and connected television for those markets in which we have sufficient restaurant penetration. Additionally, we are able to leverage the information we have accumulated through data-driven paid digital, including pay-per-click, social content and streaming audio to better market our brand. We also utilize in-restaurant messaging and merchandising to promote our brand and drive our average check and also have a loyalty program, BJ’s Premier Rewards Plus®, where our guests receive one-to-one communication and engagement programs to drive frequency and ambassadorship.

Our marketing related expenditures were approximately 1.8%, 1.7%, and 1.4% of revenues for fiscal 2023, 2022 and 2021, respectively. We expect our marketing expenditures in fiscal 2024 to be 1.5% to 2.0% of our revenues.

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

INFORMATION SYSTEMS

We continue to focus on providing our operators with best-in-class, intuitive, secure technology that is tailored to our business so they can provide unsurpassed hospitality to our guests and our team members in a productive and efficient manner. Our strategy of providing and enhancing integrated systems to drive operational efficiencies enables our restaurant teams to focus on achieving restaurant operations excellence. We have implemented technology-enabled business solutions for tableside order entry, ecommerce solutions through our updated website which includes online ordering and order tracker for our take-out and delivery guests, kitchen and bar system automations, labor scheduling and productivity, cost management, food preparation, table management, inventory, guest service and team member training. We also utilize a centralized accounting and human capital management system, a data center technology service with cloud-based technologies, and a talent development system to provide our team members a more engaged experience, which we believe can provide a competitive advantage in the tight labor market. We will continue to develop and deploy seamless, non-invasive restaurant and support technologies that help improve our guest experience, team member effectiveness and satisfaction, financial management and cost control. New technology is thoroughly tested and validated before any company-wide rollout is implemented.

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

Our restaurant concept is a relatively small “varied menu” casual dining competitor compared to the mature “mass market” chains. 59 of our restaurants are located in one state - California. Our overall brand awareness and competitive presence in states outside of California is not as significant as that of our major casual dining chain competitors. Many competitors with similar concepts to ours have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources.

We believe, however, that our ability to offer higher quality food and beverages at moderate prices with superior service in a distinctive dining environment provides us with the opportunity to capture additional market share in the casual dining segment.

FOOD QUALITY AND SAFETY

Our revenues can be substantially affected by adverse publicity resulting from food quality, illness, or health and safety concerns if incidents occur at our restaurants, as well as if incidents occur at our competitors’ restaurants. In addition, our revenues can be affected by illness or health concerns stemming from incidents occurring at our suppliers or competing suppliers or that appear to be transmitted via public interactions. We attempt to manage risks of this nature by leveraging food quality and safety controls throughout our supply chain and internal training programs. While we believe that our internal policies and procedures for food safety and sanitation are thorough, the risk of food-borne illness cannot be completely eliminated, and incidents at other restaurant chains or in the food supply chain may affect our restaurants even if our restaurants are not implicated in a food safety concern.

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

INSURANCE

We maintain comprehensive insurance coverage, including, but not limited to, property, casualty, directors and officers liability and network privacy security liability, with coverage and limits we believe are currently appropriate for our operations. We retain a substantial portion of our workers’ compensation and general liability costs through self-insured retentions and large deductibles. There is no assurance that any insurance coverage maintained by us will be adequate or that we will not experience claims in excess of our coverage limits; that we can continue to obtain and maintain such insurance at all; or that our premium costs will not rise to an extent that they will adversely affect our ability to economically obtain or maintain such insurance. As with the vast majority of businesses in the United States, we do not have insurance coverage related to business interruptions or other effects of any pandemic. We carry employment practices insurance, which covers claims involving matters such as harassment, discrimination, and wrongful termination; however, it excludes class and collective action wage and hour claims. A settlement or judgment against us in excess of, or outside of, our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position and business. See “Limitations in our insurance coverage or rising insurance costs could adversely affect our business or financial condition in certain circumstances” in “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

TRADEMARKS AND COPYRIGHTS

We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building effort and the marketing of our restaurant concept. Our trademarks and service marks domestically registered with the United States Patent and Trademark Office include, among others, our stylized logos displaying the name “BJ’s” for beer, restaurant services, restaurant and bar services, on-line ordering and take-out restaurant services and the word mark

“BJ’s” for beer, restaurant and bar services, take-out and carry-out restaurant services. We have also registered with the United States Patent and Trademark Office many of our standard and seasonal beer logos and names, as well as many of our signature menu item names including “Pizookie” for our proprietary dessert and “Enlightened Entrees” and “Craft Matters” for our branding. We have also registered our BJ’s logo mark in a number of foreign countries. Additional domestic and foreign trademark applications are pending. The duration of trademark registrations varies from country to country. However, generally, with appropriate use and renewal, they may be maintained indefinitely. We own numerous copyrights for items such as product packaging, promotional materials, in-restaurant graphics and training materials. We have also registered our ownership of the internet domain name “www.bjsrestaurants.com” and other internet domain names. We have in the past protected, and expect to continue to vigorously protect, our proprietary rights. There can be no assurances that, and we cannot predict whether, the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept, trademarks, and products. There may be other restaurants, retailers and/or businesses that also use our marks in some form or fashion throughout the United States and abroad. Although our policy is to challenge infringements and other unauthorized uses of our marks, it may be difficult for us to prevent others from copying elements of our concept, trademarks, and products, and certain or unknown unauthorized uses or other misappropriation of our marks could diminish the value of our marks and adversely affect our business, growth prospects and goodwill. Any claims or litigation undertaken to enforce our rights will likely be time-consuming and costly. In addition, we may face claims of misappropriation or infringement of third parties’ trademarks, patents or other intellectual property rights. Defending these claims, whether or not they have merit, may be time-consuming and costly and, if unsuccessful, may prevent us from continuing to use certain intellectual property rights or information in the future and may result in a judgment or monetary damages.

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

The restaurant industry is highly competitive. We compete on the basis of the taste, quality and price of food offered, guest service, brand name identification, beer quality and selection, facilities attractiveness, restaurant location, atmosphere and overall dining experience. In addition, we compete with other restaurants and retailers for real estate. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants in various markets to well-capitalized national restaurant companies. Many of our competitors have substantially greater financial, marketing and other resources than we do.

In addition to other casual dining restaurants, we face competition from an array of food-away-from-home alternatives, including fast casual restaurants, single-serve operations, quick-service restaurants and the trend toward convergence in grocery, deli and restaurant services, particularly in the supermarket industry which offers “convenient meals” in the form of improved entrées and side dishes from the deli section. We also continue to face pressure for consumer discretionary spending on restaurant occasions, as well as less expensive alternatives to BJ’s.

Our ability to effectively compete in the restaurant industry, the successful operation of the BJ’s restaurant concept and the execution of our national expansion plan are all highly dependent upon BJ’s ability to remain relevant to consumers and being a brand they trust. Any incident that erodes consumer trust in or affinity for the BJ’s brand may significantly reduce its value. If consumers perceive or experience any reduction in our food or beverage quality, service or facility ambiance, or in any way believe we failed to deliver a consistently positive dining experience, our ability to compete and the value of the BJ’s brand may be impaired. In addition, if other restaurants are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our guest traffic levels may suffer, which would adversely impact our revenues and profitability.

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

Our restaurants are generally located in or around high traffic retail developments with nationally recognized co-tenants, which helps increase overall guest traffic into those retail developments. Some of our co-tenants have ceased or may cease operations in the future or have deferred openings or fail to open in a retail development after committing to do so. These failures may lead to reduced guest traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower guest traffic at our restaurants. If these retail developments experience high vacancy rates, any resulting decrease in guest traffic may adversely affect our results of operations.

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

As part of our marketing efforts, we use a variety of digital platforms including search engines, mobile, online videos and social media platforms such as Facebook®, Twitter®, Instagram® and TikTok® to attract and retain guests. We also test new technology platforms to improve our level of digital engagement with our guests and team members to help strengthen our marketing and related consumer analytics capabilities. These initiatives may not prove to be successful and may result in expenses incurred without the benefit of higher revenues or increased engagement.

Any inability or failure to successfully expand our restaurant operations or open and adequately staff new restaurants may adversely affect our growth rate and results of operations.

A critical factor in our future success is our ability to expand our restaurant operations, which will depend in large part on our ability to open new restaurants in a profitable manner. We anticipate that our new restaurants will generally take several months or even longer to reach targeted productivity levels due to the inefficiencies typically associated with new restaurants, including lack of initial market and consumer awareness, the need to hire and train sufficient management and restaurant team members and other factors. The opening of new restaurants can also have either an expected or an unintended effect on the sales levels at existing restaurants. We cannot guarantee any restaurant we open will obtain operating results similar to those of our existing restaurants. If we are unable to open and operate new restaurants successfully, our growth rate and our results of operations will be adversely affected. Our expansion plans may also be impacted by the delay or cancellation of potential new sites by developers and landlords, which may become more common as a result of economic deterioration or tightening credit markets.

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

Any adverse changes in the cost of food, brewing commodities and other materials, including cost increases caused by inflation, or global conflicts may adversely affect our operating results.

Our supply chain department negotiates prices for all of our ingredients and supplies through contracts, spot market purchases or commodity pricing formulas. Furthermore, various factors beyond our control, including adverse weather conditions and governmental regulations, as well as increased public concern over food safety standards and local and state governmental requirements, could materially harm our business and may also cause our food and supply costs to increase. We cannot predict whether we will be able to anticipate and react to changing food and supply costs or safety incidents by adjusting our purchasing practices. s. We also have a single or a limited number of suppliers for certain of our commodity and supply items. Accordingly, supply chain risk may increase our costs and limit the availability of some products that are critical to our restaurant and brewing operations, which may adversely affect our operating results or cash flows from operations.

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

Any inability or failure of distributors, suppliers or independent third-party brewers to provide food, beverages and beer to us in a timely fashion may adversely affect our reputation, guest patronage, revenues and results of operations.

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

We rely heavily on electronic information systems in all aspects of our operations, including (but not limited to) point-of-sale transaction processing in our restaurants; credit card processing; efficient operation of our restaurant kitchens; management of our inventories and overall supply chain; collection of cash; payment of payroll and other obligations; and various other processes and procedures including our guest loyalty and team member engagement programs. Our ability to efficiently manage our business depends significantly on the reliability and capacity of our in-house information systems and those technology services and systems that we contract from third parties. Although we and our third-party providers have operational safeguards in place, these safeguards may not be effective in preventing the failure of any of our or third-party systems or platforms to operate effectively and be available. Our electronic information systems, including our back-up systems, and those of our third-party providers, are subject to damage or interruption from power outages, cyber-attacks, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our team members. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully insulate us from technology disruption. If any of the critical IT systems on which we rely were to become unreliable, unavailable, compromised or otherwise fail, and we were unable to recover in a timely manner, we could experience an interruption in our operations that could have a material adverse impact on our results of operations and our reputation as a brand or as an employer.

Our business may be adversely affected by cybersecurity incidents which result in unauthorized access, theft, modification or destruction of confidential information that is stored in our systems or by third parties on our behalf, including confidential business, team member, or guest data.

Cybersecurity incidents or other unauthorized access to systems may result in disruption to our operations, corruption or theft of critical data, confidential information or intellectual property. As reliance on technology continues to grow and more business activities have shifted online, the risk associated with any cybersecurity incidents have grown. As reliance on technology continues to grow and more business activities have shifted online, the risk associated with any cybersecurity incidents have grown. While we, and our third-party vendors, have implemented security systems and infrastructure to prevent, detect, and/or mitigate the risk of unauthorized access to technology systems or platforms, there can be no assurance that these measures will be effective. Any cybersecurity or similar incident involving confidential information of our business, guests or team members could result in negative publicity, damage to our reputation, a loss of revenues, disruption of our business, litigation and regulatory actions. Significant capital investments might be required to remediate any problems, infringements, misappropriations or other third-party claims. We continue to make significant investments in technology, third-party services and personnel to develop and implement systems and processes that are designed to anticipate cyber-attacks and to prevent or minimize breaches of our information technology systems or data loss, but these security measures cannot provide assurance that we will be successful in preventing such breaches or data loss.

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

Increasing the federal and/or state excise tax on alcoholic beverages, or certain types of alcoholic beverages, is frequently proposed in various jurisdictions either to increase revenues or discourage purchases by underage drinkers. If adopted, these measures may affect some or all of our proprietary craft beer products. If federal or state excise taxes are increased, we may have to raise prices to maintain our current profit margins. Higher taxes may reduce overall demand for beer, thus negatively impacting sales of our beer. Some states have also been reviewing the state tax treatment for flavored malt beverages which may result in increased costs for us, as well as decreased sales.

Compliance with cybersecurity, privacy and similar laws may involve significant costs and any failure to comply could adversely affect our business, reputation and results of operations.

Cybersecurity breaches also could result in a violation of applicable privacy and other laws, and subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. In addition, the California Privacy Rights Act (“CPRA”) provides a private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties and request deletion of personal information (subject to certain exceptions). Compliance with the CPRA and other current and future privacy, cybersecurity and related laws may involve significant costs. If we fail to properly respond to security breaches of our or third-party’s information technology systems or fail to properly respond to consumer requests under the CPRA or any similar laws adopted in other states, our reputation and results of operations may be adversely affected.

We are subject to a variety of laws, government regulations and other legal requirements and any failure to comply with these laws and regulations or any new laws or regulations could have a material adverse effect on our operations.

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

Our business is subject to the risk of litigation by team members, guests, suppliers, shareholders, government agencies or others through private actions, class or collective actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; guest discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; violation of “dram-shop” laws (providing an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or a third-party); trademark or patent infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that may decrease guest acceptance of our brands, regardless of whether the allegations are valid, or we ultimately are found liable. Litigation may impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, may adversely affect team member acquisition and retention. Also, some employment related claims in the area of wage and hour disputes are not insurable risks. We also are subject to claims and disputes from landlords under our leases, which may lead to litigation or a threatened or actual lease termination. Litigation of any nature may be expensive to defend, may adversely affect our reputation and the reputation of our restaurants, and may divert money and management’s attention from our operations and adversely affect our financial condition and results of operations.

General Risk Factors

Any inability to access sources of capital and/or to raise capital in the future on favorable terms may adversely affect our business and results of operations.

There can be no guarantee that additional financing will be readily available or available on favorable terms, or at all. The unavailability of financing when needed may adversely affect our growth and other plans, as well as our financial condition. Even if available, additional financing may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business and would cause us to incur additional interest expense and financing costs.

The market price of our common stock may be volatile, and our shareholders may lose all or part of their investment.

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
•
terrorist acts;
•
union organization;
•
changes in laws or regulations, or new interpretations or applications of laws and regulations, which are applicable to our business;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management & Strategy

Our management is principally responsible for defining the various risks facing us, formulating risk management policies and procedures, and managing our risk exposures on a day to-day basis. Our information is processed, transmitted, and stored in a secure environment using hardened, proven enterprise grade technologies to protect both our data and the physical computing assets. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information in multiple off-site data centers, testing the disaster recovery plan at a host-site facility, and providing fault tolerant devices, communication services, and utilities. We have independent third-party cybersecurity audits conducted no less than annually, following the standard set by the National Institute of Standards and Technology. We also have third-party security reviews and testing of our network, processes and systems conducted on a regular basis. We use internally developed proprietary software, cloud-based software as a service (“SaaS”) as well as purchased software, with proven, non-proprietary hardware. While we believe that our internal policies, systems and procedures for cybersecurity are thorough, the risk of a cybersecurity event cannot be eliminated. We may incur increased costs to comply with privacy and data protection laws and, if we fail to comply or our systems are compromised, we could be subject to government enforcement actions, private litigation and adverse publicity.

We maintain a robust system of data protection and cybersecurity resources, technology and processes. In addition to performing an annual risk assessment and developing a mitigation plan, along with a comprehensive review and update of our cybersecurity policies and procedures, we continuously evaluate new and emerging risks and ever-changing legal and compliance requirements. We also monitor risks relating to sensitive information at our business partners, where relevant, and reevaluate the risks at these partners periodically. We make strategic investments to address these risks and compliance requirements to keep Company, guest and team member data secure, including maintaining a network privacy and security insurance policy. Although we have purchased cyber liability insurance to provide a level of financial protection should a data breach occur, such insurance may not cover us against all claims or costs associated with such a breach. Our comprehensive cybersecurity program includes agreements with third-party cybersecurity partners for continuous monitoring, alerting, and response. We perform annual and ongoing cybersecurity awareness training for our management and Restaurant Support Center team members as well as specialized training for our users with privileged access. In addition, we provide annual credit card handling training following Payment Card Industry (PCI) guidelines to all team members that handle guest credit cards.

Governance

The Audit Committee receives data protection and cybersecurity reports quarterly from our Chief Information Officer, which the Audit Committee shares with the full Board of Directors. The Board of Director's responsibility is to monitor our risk management processes by understanding our material risks and evaluating whether management has reasonable controls in place to address those risks. The involvement of the Board in reviewing our business strategy is an integral aspect of the Board’s assessment of management’s tolerance for risk and what constitutes an appropriate level of risk. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to certain risks to the Audit Committee. As such, the Audit Committee is responsible for reviewing our risk assessment and risk management policies. Accordingly, management regularly reports to the Audit Committee on risk management, and in turn, the Audit Committee reports on the matters discussed at the Committee level to the full Board. The Audit Committee and the full Board focus on the material risks facing us, including operational, technology and cybersecurity, reputational, market, credit, liquidity and legal risks, to assess whether management has reasonable controls in place to address these risks.

Our cybersecurity risk management and strategy processes are led by our Chief Information Officer and our Director of Cybersecurity and Infrastructure. These individuals have collectively over 40 years of professional experience in various and progressive roles across multiple, regulated industries involving developing cybersecurity strategy, implementing effective information and cybersecurity programs, managing information security infrastructure and operations, risk assessment and mitigation, and satisfactorily managing multiple industry and regulatory compliance environments. Prior to their current roles, both individuals previously held positions at other large publicly traded organizations where they were the chief stewards of cybersecurity strategy and operations.

ITEM 2. PROPERTIES

RESTAURANT LOCATIONS

As of February 27, 2024, we owned and operated a total of 216 restaurants located in the following 30 states:

Number of Restaurants
Alabama	2
Arizona	7
Arkansas	2
California	59
Colorado	6
Connecticut	1
Florida	22
Illinois	1
Indiana	7
Kansas	1
Kentucky	3
Louisiana	3
Maryland	5
Massachusetts	2
Michigan	5
Nevada	7
New Jersey	2
New Mexico	2
New York	4
North Carolina	3
Ohio	13
Oklahoma	4
Oregon	2
Pennsylvania	4
Rhode Island	1
South Carolina	1
Tennessee	1
Texas	36
Virginia	6
Washington	4
216

All of our 216 existing restaurants are located on leased properties, with interior square footage primarily ranging between 7,000 to 8,500 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit. In addition to our restaurants, we operate two Texas brewpub locations. We own the underlying land for these brewpub locations, as well as two parcels of land adjacent to two of our operating restaurants.

There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rent) and payment of certain occupancy-related expenses. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Our Restaurant Support Center is located in an approximate 57,000 square foot leased space in Huntington Beach, California. Our Restaurant Support Center lease expires July 31, 2030.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on The NASDAQ Global Select Market under the symbol “BJRI.” As of February 27, 2024, we had approximately 134 shareholders of record. As many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

STOCK-PERFORMANCE GRAPH

The Company has elected to use the S&P 600 Restaurant Group index as its peer group for fiscal 2023. The following chart compares the five-year cumulative total stock performance of our common stock, the S&P 600 Restaurant Group index and the S&P 500 index. The graph assumes that $100 was invested on December 31, 2018, in our common stock and in each of the indices and that all dividends were reinvested. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

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

STOCK-BASED COMPENSATION PLAN INFORMATION

We have a shareholder approved stock-based compensation plan, the Equity Incentive Plan (as amended from time to time, “the Plan”), under which we may issue shares of our common stock to team members, officers, directors and consultants. Under the Plan, we have granted incentive stock options, non-qualified stock options and restricted stock units. The following table provides information about the shares of our common stock that may be issued upon exercise of awards as of January 2, 2024 (share numbers in thousands):

	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans
Stock-based compensation plans approved by shareholders	867	$39.70	1,141
Stock-based compensation plans not approved by shareholders	—	—	—
Total	867		1,141

DIVIDEND POLICY AND STOCK REPURCHASES

We currently do not pay any cash dividends. Quarterly cash dividends were suspended in 2020 and any resumption of dividends will be subject to our Board of Directors determining that the resumption of dividend payments is in the best interest of the Company and its shareholders. The only cash dividends paid during fiscal 2023 were related to dividends declared prior to fiscal 2020, which vested under our stock-based compensation plans.

As of January 2, 2024, we have cumulatively repurchased shares valued at approximately $488.9 million in accordance with our approved share repurchase plan since its inception in 2014. We repurchased shares valued at approximately $11.0 million during fiscal 2023. The share repurchases were executed through open market purchases, and future share repurchases may be completed through a combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of January 2, 2024, we had approximately $11.1 million available under our share repurchase plan. In February 2024, our Board of Directors approved an increase in our share repurchase program by $50 million. As a result, we currently have approximately $61.1 million available under our authorized $550 million share repurchase program.

The following table sets forth information with respect to the repurchase of common shares during fiscal 2023:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/04/23 - 01/31/23	—	$—	—	$—	$22,053,808
02/01/23 - 02/28/23	—	$—	—	$—	$22,053,808
03/01/23 - 04/04/23	—	$—	—	$—	$22,053,808
04/05/23 - 05/02/23	—	$—	—	$—	$22,053,808
05/03/23 - 05/30/23	—	$—	—	$—	$22,053,808
05/31/23 - 07/04/23	—	$—	—	$—	$22,053,808
07/05/23 - 08/01/23	—	$—	—	$—	$22,053,808
08/02/23 - 08/29/23	—	$—	—	$—	$22,053,808
08/30/23 - 10/03/23	164,330	$26.17	164,330	$—	$17,753,738
10/04/23 - 10/24/23	179,359	$23.41	179,359	$—	$13,554,903
10/25/23 - 11/21/23	77,976	$29.49	77,976	$—	$11,255,257
11/22/23 - 01/02/24	6,150	$32.53	6,150	$—	$11,055,206
Total	427,815		427,815

(1)
Period information is presented in accordance with our fiscal months during fiscal 2023.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations is intended to help you understand our Company, our operations and our current operating environment. For an understanding of the significant factors that influenced our performance, the MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data of our Annual Report. Our MD&A consists of the following sections:

•
Overview - a brief description of our business, financial highlights, strategy to increase shareholder value, key performance indicators, known and anticipated trends
•
Results of Operations - an analysis of our Consolidated Statements of Operations for fiscal year 2023 compared to fiscal year 2022
•
Liquidity and Capital Resources - an analysis of cash flows, including capital expenditures, share issuance and repurchase activity, dividends, contractual obligations and commitments, and known trends that may impact liquidity
•
Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical judgments and estimates, including new accounting standards, when applicable

OVERVIEW

As of February 27, 2024, we owned and operated 216 restaurants located in 30 states as described in Item 2 - Properties - “Restaurant Locations” in this Form 10-K. Our restaurants are open every day of the year except for Thanksgiving and Christmas. All of our restaurants currently offer take-out and delivery services. Additionally, all of our restaurants offer a call-ahead or online wait list, on-line ordering for dine-in, guest pick-up or curbside delivery and reservations for large parties.

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

Financial Highlights for Fiscal 2023

Notable fiscal 2023 financial highlights compared to fiscal 2022 include:

•
Total revenues increased 3.8% to $1.3 billion (52 weeks vs. 53 weeks)
•
Total restaurant operating weeks decreased 0.5% (52 weeks vs. 53 weeks)
•
Comparable restaurant sales increased 3.7% (52 weeks vs. 52 weeks)
•
Net income of $19.7 million compared to $4.1 million (52 weeks vs. 53 weeks)
•
Diluted net income per share of $0.82 compared to $0.17 (52 weeks vs. 53 weeks)

Strategy to Increase Shareholder Value

Our goal is to increase shareholder value by increasing our adjusted earnings before depreciation and amortization (Adjusted EBITDA), earnings per share and return on invested capital through:

•
Growing restaurant revenue through positive comparable sales and new restaurant growth
•
Increasing restaurant margins through sales leverage, cost savings and culinary and menu strategies
•
Enhancing new restaurant economics through restaurant margin improvement and new restaurant prototype optimization
•
Returning capital to shareholders through share repurchase program

Key Performance Indicators and Non-GAAP Financial Measures

Key measures that we use in evaluating our restaurants and assessing our business include the following:

Comparable Restaurant Sales. In calculating comparable restaurant sales, we include a restaurant in the comparable base once it has been open for 18 months. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures. Comparable restaurant sales increased 3.7% for fiscal 2023 on a 52-week basis.

Restaurant Level Operating Margin. This non-GAAP financial measure is equal to the revenues generated by our restaurants, less their direct operating costs which consist of cost of sales, labor and benefits, and occupancy and operating costs. This performance measure primarily includes the costs that restaurant level managers can directly control and excludes other operating costs that are essential to conduct the Company’s business. We, similar to most of our competitors, use restaurant level operating margin as a supplemental measure of restaurant performance and believe restaurant level operating margin is useful to investors in that it highlights trends in our core business that may not otherwise be apparent to investors when relying solely on GAAP financial measures. Because other companies may calculate restaurant level operating margin differently than we do, our restaurant level operating margin calculation may not be comparable to similarly titled measures reported by other companies. A reconciliation of income (loss) from operations to restaurant level operating margin for fiscal 2023, 2022 and 2021 is set forth below:

	Fiscal Year
	2023		2022		2021
Income (loss) from operations	$13,759	1.0%	$(5,480)	(0.4)%	$(16,507)	(1.5)%
General and administrative	82,103	6.2	73,333	5.7	67,957	6.3
Depreciation and amortization	70,992	5.3	70,385	5.5	72,753	6.7
Restaurant opening	2,808	0.2	3,644	0.3	1,483	0.1
Loss on disposal and impairment of assets, net	8,125	0.6	6,200	0.5	3,946	0.4
Gain on lease transactions, net	—	—	(3,318)	(0.3)	—	—
Restaurant level operating margin	$177,787	13.3%	$144,764	11.3%	$129,632	11.9%

Adjusted EBITDA. This non-GAAP financial measure represents the sum of net income (loss) adjusted for certain expenses and gains/losses detailed within the reconciliation below. We use Adjusted EBITDA as a supplemental measure of our operating performance and believe this measure is useful to investors in that it highlights cash flow and trends in our business operations that may not otherwise be apparent to investors when relying solely on GAAP financial measures. Because other companies may calculate this measure differently than we do, our Adjusted EBITDA calculation may not be comparable to similarly titled measures reported by other companies. A reconciliation of net income (loss) to Adjusted EBITDA for fiscal 2023, 2022 and 2021 is set forth below:

	Fiscal Year
	2023		2022		2021
Net income (loss)	$19,660	1.5%	$4,076	0.3%	$(3,606)	(0.3)%
Interest expense, net	4,915	0.4	2,888	0.2	5,002	0.5
Income tax benefit	(9,560)	(0.7)	(12,384)	(1.0)	(15,576)	(1.4)
Depreciation and amortization	70,992	5.3	70,385	5.5	72,753	6.7
Stock-based compensation expense	10,902	0.8	10,098	0.8	10,331	1.0
Other income, net	(1,256)	(0.1)	(60)	—	(2,327)	(0.2)
Loss on disposal and impairment of assets, net	8,125	0.6	6,200	0.5	3,946	0.4
Gain on lease transactions, net	—	—	(3,318)	(0.3)	—	—
Adjusted EBITDA	$103,778	7.8%	$77,885	6.1%	$70,523	6.5%

Weekly Sales Average. We calculate each restaurant’s average weekly revenue to understand and manage the business trends and expectations. Our weekly sales average was approximately $118,000, $113,000 and $99,000 for fiscal 2023, 2022 and 2021, respectively.

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

Impacts of Inflation. Inflation has had an impact on our operations, new restaurant construction and corresponding return on invested capital. While we have been able to partially offset inflation and other changes in the costs of key operating inputs by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. Increases in inflation could have a severe impact on the United States and global economies, which will have an adverse impact on our business, financial condition and results of operations. In addition, macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent. Whether we are able to continue to offset the effects of inflation will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

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

Occupancy and Operating. Occupancy and operating expenses include restaurant supplies, credit card fees, third-party delivery company commissions, marketing costs, fixed rent, percentage rent, common area maintenance charges, utilities, real estate taxes, repairs and maintenance and other related restaurant costs. During fiscal 2021, occupancy and operating expenses also include COVID-19 related costs such as temporary patios and safety related items.

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

	Fiscal Year
	2023		2022		2021
Revenues	$1,333,229	100.0%	$1,283,926	100.0%	$1,087,038	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	346,569	26.0	349,645	27.2	288,110	26.5
Labor and benefits	491,314	36.9	483,367	37.6	401,408	36.9
Occupancy and operating	317,559	23.8	306,150	23.8	267,888	24.6
General and administrative	82,103	6.2	73,333	5.7	67,957	6.3
Depreciation and amortization	70,992	5.3	70,385	5.5	72,753	6.7
Restaurant opening	2,808	0.2	3,644	0.3	1,483	0.1
Loss on disposal and impairment of assets, net	8,125	0.6	6,200	0.5	3,946	0.4
Gain on lease transactions, net	—	—	(3,318)	(0.3)	—	—
Total costs and expenses	1,319,470	99.0	1,289,406	100.4	1,103,545	101.5
Income (loss) from operations	13,759	1.0	(5,480)	(0.4)	(16,507)	(1.5)

Other (expense) income:
Interest expense, net	(4,915)	(0.4)	(2,888)	(0.2)	(5,002)	(0.5)
Other income, net	1,256	0.1	60	—	2,327	0.2
Total other expense	(3,659)	(0.3)	(2,828)	(0.2)	(2,675)	(0.2)
Income (loss) before income taxes	10,100	0.8	(8,308)	(0.6)	(19,182)	(1.8)

Income tax benefit	(9,560)	(0.7)	(12,384)	(1.0)	(15,576)	(1.4)
Net income (loss)	$19,660	1.5%	$4,076	0.3%	$(3,606)	(0.3)%

52 WEEKS ENDED JANUARY 2, 2024 (FISCAL 2023) COMPARED TO THE 53 WEEKS ENDED JANUARY 3, 2023 (FISCAL 2022)

Revenues. Total revenues increased by $49.3 million, or 3.8%, to $1.33 billion during fiscal 2023, compared to $1.28 billion during fiscal 2022. The increase in revenues primarily consisted of a 3.7%, or $45.1 million, increase in comparable restaurant sales, and a $42.5 million increase in sales from new restaurants not yet in our comparable restaurant sales base. Revenue increases were offset primarily by a $20.8 million decrease related to the shift in weeks due to the 53rd week in fiscal 2022 and an $11.1 million decrease related to closed restaurants. The increase in comparable restaurant sales was the result of an increase in average check of approximately 6.5%, due to menu price increases coupled with changes in mix, offset by a decrease in guest traffic of approximately 2.8%.

Cost of Sales. Cost of sales decreased by $3.1 million, or 0.9%, to $346.6 million during fiscal 2023, compared to $349.6 million during fiscal 2022. This decrease was primarily due to the impact of the 53rd week in fiscal 2022 and the closure of five restaurants since fiscal 2022, offset by costs of sales for our five new restaurants opened during fiscal 2023. As a percentage of revenues, cost of sales decreased to 26.0% for fiscal 2023 from 27.2% for the prior fiscal year. This decrease was primarily due to the easing of inflationary pressure on food costs, coupled with increased revenues from menu price increases and the effects of our cost savings initiatives.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $7.9 million, or 1.6%, to $491.3 million during fiscal 2022, compared to $483.4 million during fiscal 2022. This was primarily due to $1.3 million related to higher hourly labor, $4.6 million related to higher management labor and incentive compensation, and the additional labor related to our five new restaurants opened during fiscal 2023. As a percentage of revenues, labor and benefit costs decreased to 36.9% for fiscal 2023 from 37.6% for the prior fiscal year. This decrease was primarily due to our ability to leverage certain fixed costs over a higher revenue base, improved labor efficiency, better team member retention, and the effectiveness of our cost savings initiatives. Included in labor and benefits for fiscal 2023 and 2022 was approximately $2.6 million and $2.9 million, respectively, or 0.2% of revenues, of stock-based compensation expense related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $11.4 million, or 3.7%, to $317.6 million during fiscal 2023, compared to $306.1 million during fiscal 2022. This was primarily due to increases of $3.5 million in rent-related expenses, $2.3 million related to restaurant facilities expenses, $3.1 million in third-party delivery company fees and expenses, $0.6 million in utilities, $2.1 million in marketing expenditures, and $1.8 million in merchant credit card fees, offset by a decrease of $2.1 million in supplies. As a percentage of revenues, occupancy and operating expenses remained consistent at 23.8% for fiscal 2023 and the prior fiscal year.

General and Administrative. General and administrative expenses increased by $8.8 million, or 12.0%, to $82.1 million during fiscal 2023, compared to $73.3 million during fiscal 2022. This was primarily due to increases of $7.4 million in personnel costs, including a $3.0 million increase related to our deferred compensation liability and $2.1 million related to incentive compensation, a $1.7 million increase in corporate expenses, and a $1.3 million increase in legal expenses offset by decreases of $0.4 million in rent related expenses, $0.5 million in office expenses, $0.4 million in recruiting related expenses and $0.4 million in outside services. Included in general and administrative costs for fiscal 2023 and 2022 was approximately $8.3 million and $7.2 million, respectively, or 0.6% of revenues, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 6.2% for fiscal 2023 from 5.7% for the prior fiscal year. This increase was primarily related to our increased deferred compensation liability and incentive compensation.

Depreciation and Amortization. Depreciation and amortization increased by $0.6 million, or 0.9%, to $71.0 million during fiscal 2023, compared to $70.4 million during fiscal 2022. This increase in depreciation and amortization is related to our restaurants opened during fiscal 2023. This increase was offset by the decrease in depreciation and amortization related to impairment and disposal charges taken in the prior year, including the impairment and reduction of carrying value for the closure of five restaurants during fiscal 2023. As a percentage of revenues, depreciation and amortization decreased to 5.3% for fiscal 2023 from 5.5% for the prior fiscal year. This decrease was primarily due to a higher revenue base.

Restaurant Opening. Restaurant opening expense decreased by $0.8 million, or 22.9%, to $2.8 million during fiscal 2023, compared to $3.6 million during fiscal 2022. This decrease was primarily due to one less restaurant opening in fiscal 2023, coupled with the timing of our openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $8.1 million during fiscal 2023, compared to $6.2 million during fiscal 2022. In fiscal 2023, these costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date, including our restaurant remodel initiative and the removal of glass partitions in our dining rooms that were installed during the pandemic, as well as the closure of five under-performing restaurants. In fiscal 2022, these costs primarily relate to the impairment and reduction in the carrying value of the long-lived assets related to eight restaurants, coupled with the disposals of assets in conjunction with initiatives to keep our restaurants up to date, offset by the $4.9 million gain on disposal of an internally developed software.

Gain on Lease Transactions, Net. Gain on lease transactions, net, was $3.3 million during fiscal 2022, which related to the sale of the land underlying one of our restaurants.

Interest Expense, Net. Interest expense, net, increased by $2.0 million to $4.9 million during fiscal 2023, compared to $2.9 million during fiscal 2022. This increase was primarily due to the increase in our weighted average interest rate year over year, coupled with a higher average outstanding debt balance.

Other Income, Net. Other income, net, was $1.3 million during fiscal 2023, which related to the gain associated with the cash surrender value of certain life insurance policies under our deferred compensation plan.

Income Tax Benefit. Our effective income tax rate for fiscal 2023 reflected a 94.7% tax benefit compared to a 149.1% tax benefit for fiscal 2022. The effective tax rate benefit for fiscal 2023 and 2022 was different than the statutory tax rate primarily due to Federal Insurance Contributions Act (“FICA”) tax tip credits.

53 WEEKS ENDED JANUARY 3, 2023 (FISCAL 2022) COMPARED TO THE 52 WEEKS ENDED DECEMBER 28, 2021 (FISCAL 2021)

For discussion related to the results of operations and changes in financial condition for fiscal 2022 compared to fiscal 2021 refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2022 Form 10-K, which was filed with the United States Securities and Exchange Commission on February 28, 2023.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in thousands):

	January 2, 2024	January 3, 2023
Cash and cash equivalents	$29,070	$24,873
Net working capital	$(116,304)	$(114,600)
Current ratio	0.4:1.0	0.4:1.0

Our capital requirements are driven by our fundamental financial objective to improve total shareholder return through a balanced approach of new restaurant expansion plans, enhancements and initiatives on existing restaurants, and return of capital to our shareholders through our share repurchase program. In addition, we want to maintain a flexible balance sheet to provide the financial resources necessary to manage the risks and uncertainties of conducting our business operations in a mature segment of the restaurant industry. In order to achieve these objectives, we use a combination of operating cash flows, funded debt, landlord allowances and proceeds from stock option exercises.

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

Similar to many restaurant chains, we typically utilize operating lease arrangements (principally ground leases) for our restaurant locations. We believe our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants and from time to time have purchased the underlying land for new restaurants. We typically lease our restaurant locations for periods of 10 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our pro-rata share of common area maintenance, property tax and insurance expenses). Many of our lease arrangements include the opportunity to secure tenant improvement allowances to partially offset the cost of developing and opening the related restaurants. Generally, landlords recover the cost of such allowances from increased minimum rents. There can be no assurance that such allowances will be available to us on each project. From time to time, we may also decide to purchase the underlying land for a new restaurant if that is the only way to secure a highly desirable site. Currently, we own the underlying land for our Texas brewpub locations. We also own parcels of land adjacent to two of our restaurants. It is not our current strategy to own a large number of land parcels that underlie our restaurants. Therefore, in many cases we have subsequently entered into sale-leaseback arrangements for land parcels that we previously purchased. We disburse cash for certain site-related work, buildings, leasehold improvements, furnishings, fixtures and equipment to build our leased and owned premises. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

CASH FLOWS

The following tables set forth, for the years indicated, our cash flows from operating, investing, and financing activities (dollar amounts in thousands):

	Fiscal Year
	2023	2022	2021
Net cash provided by operating activities	$105,837	$51,122	$64,285
Net cash used in investing activities	(98,911)	(71,907)	(42,168)
Net cash (used in) provided by financing activities	(2,729)	7,131	(35,254)
Net increase (decrease) in cash and cash equivalents	$4,197	$(13,654)	$(13,137)

Operating Cash Flows

Net cash provided by operating activities was $105.8 million during fiscal 2023, representing a $54.7 million increase compared to the $51.1 million provided during fiscal 2022. The increase over the prior year is primarily due to an increase in net income, coupled with the timing of payments for accrued expenses.

Investing Cash Flows

Net cash used in investing activities was $98.9 million during fiscal 2023, representing a $27.0 million increase compared to the $71.9 million used in fiscal 2022. The increase over prior year is primarily due an increase in restaurant remodel activity, offset by the timing of new restaurants opened.

The following table provides, for the years indicated, the components of capital expenditures (dollar amounts in thousands):

	Fiscal Year
	2023	2022	2021
New restaurants	$39,942	$43,778	$20,167
Restaurant maintenance and remodels, and productivity initiatives	57,631	31,471	19,539
Restaurant and corporate systems	1,341	3,357	2,483
Total capital expenditures	$98,914	$78,606	$42,189

During fiscal 2023, we opened five new restaurants and closed five restaurants. We currently plan to open three new restaurants in fiscal 2024, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2024 new restaurant locations.

We currently anticipate our total capital expenditures for fiscal 2024 to be approximately $70 million to $75 million. This estimate includes costs to open new restaurants and remodel existing locations and excludes anticipated proceeds from tenant improvement allowances. We expect to fund our net capital expenditures with our current cash balance on hand, cash flows from operations and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $2.7 million during fiscal 2023, representing a $9.9 million increase in cash used compared to the $7.1 million provided by in fiscal 2022. This increase was primarily due to an increase in common stock repurchases.

Contractual Obligations and Commitments

We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations. The following table summarizes our future estimated cash payments under existing contractual obligations as of January 2, 2024, including estimated cash payments due by period (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Operating leases (1)	$557,278	$62,569	$121,210	$111,833	$261,666
Purchase obligations (2)	28,115	22,681	2,717	2,717	—
Total	$585,393	$85,250	$123,927	$114,550	$261,666

Other Obligations:
Long-term debt	$68,000	$—	$68,000	$—	$—
Interest (3)	13,380	4,697	8,683	—	—
Standby letters of credit	17,219	—	17,219	—	—
Total	$98,599	$4,697	$93,902	$—	$—

(1)
For a more detailed description of our operating leases, refer to Note 1 in the accompanying Consolidated Financial Statements.
(2)
Amounts represent non-cancelable commitments for the purchase of goods and other services.
(3)
We have assumed that $68.0 million remains outstanding under our Credit Facility until the maturity date of November 3, 2026, using the interest rate in effect on January 2, 2024, which was approximately 6.9%.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of January 2, 2024, we are not involved in any off-balance sheet arrangements.

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

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

Our Credit Facility provides us with revolving loan commitments totaling $215 million. As of January 2, 2024, $68.0 million was outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.5 million annual impact on our net income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2024, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2024, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2024.

KPMG LLP, the independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting and its report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
BJ’s Restaurants, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited BJ's Restaurants, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 2, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2024 and January 3, 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

February 27, 2024

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Information with respect to our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K. Other information required by this Item is hereby incorporated by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to be filed with the SEC no later than 120 days after the close of the year ended January 2, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 2, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 2, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 2, 2024.

See Part II, Item 5 – “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Stock-Based Compensation Plan Information” for certain information regarding our equity compensation plans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders, which we expect to file with the SEC no later than 120 days after the close of the year ended January 2, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 2, 2024 and January 3, 2023

Consolidated Statements of Operations for Each of the Three Fiscal Years in the Period Ended January 2, 2024

Consolidated Statements of Shareholders’ Equity for Each of the Three Fiscal Years in the Period Ended January 2, 2024

Consolidated Statements of Cash Flows for Each of the Three Fiscal Years in the Period Ended January 2, 2024

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

4.2	Description of the Securities, incorporated by reference to Exhibit 4.2 to Form 10-K filed on February 25, 2020.

10.1*	Form of Indemnification Agreement with Officers and Directors, incorporated by reference to Exhibit 10.1 to the Form 10-K for the year ended January 2, 2018.

10.2*	Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 1, 2022.

10.3*	Form of Employee Stock Option Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to Form 10-K filed on February 25, 2020.

10.4*	Form of Notice of Grant of Stock Option under the Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Form 8-K filed July 1, 2005.

10.5*	Form of Non-Employee Director Stock Option Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended January 3, 2006.

10.6*	Form of Non-Employee Director Notice of Grant of Stock Option under the Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended January 3, 2006.

10.7*	Form of Restricted Stock Unit Agreement (non-GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to Form 10-K filed on February 25, 2020.

10.8*	Form of Restricted Stock Unit Notice (non-GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 6, 2007.

10.9*	Form of Restricted Stock Unit Agreement (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended January 1, 2013.

10.10*	Form of Equity Award Certificate (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended January 1, 2013.

10.11*	Form of Stock Option Agreement (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended January 1, 2013.

10.12*	Form of Option Grant Notice (2012 BJ’s GSSOP) for employees under the Equity Incentive Plan, incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended January 1, 2013.

10.13*	Form of Restricted Stock Unit Agreement for non-employee directors under the Equity Incentive Plan, incorporated by reference to Exhibit 10.13 to Form 10-K filed on February 25, 2020.

10.14*

Form of Restricted Stock Unit Award Certificate for non-employee directors under the Equity Incentive Plan, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended January 1, 2013.

10.15*	Employment Agreement, dated June 12, 2003, between the Company and Gregory S. Lynds, incorporated by reference to Exhibit 10.26 of the Form 10-K filed on or about March 14, 2008.

Exhibit Number	Description
10.16*	Employment Agreement, dated June 30, 2021, between the Company and Gregory S. Levin, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 6, 2021.

10.17*	Employment Agreement, effective March 1, 2011, between the Company and Kendra D. Miller, incorporated by reference to Exhibit 10.17 of the Form 10-K filed on March 9, 2011.

10.18*	Employment Agreement dated January 28, 2013, between the Company and Brian S. Krakower, incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 6, 2013.

10.19*	Employment Agreement dated November 15, 2022, between the Company and Putnam Shin.

10.20*	Consulting Agreement, dated December 30, 2021, between the Company and Gregory A. Trojan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 4, 2022.

10.21*	Form of Performance Stock Unit Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.28 to Form 10-K filed on February 25, 2020.

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

10.27	Form of Registration Rights Agreement between the Company and SC 2018 Trust, LLC, incorporated by reference to Exhibit 10.5 of the Form 8-K filed on May 4, 2020.

21	List of Significant Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

97	BJ's Restaurants, Inc. Compensation Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.
104	Cover Page Interactive Data File - The cover page from the Company’s Annual Report on Form 10-K for the year ended January 2, 2024 has been formatted in Inline XBRL and is contained in Exhibit 101.

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
	By:	/s/ Gregory S. Levin
February 27, 2024		Gregory S. Levin Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
By: /s/ GREGORY S. LEVIN
Gregory S. Levin	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2024
By: /s/ THOMAS A. HOUDEK
Thomas A. Houdek	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2024
By: /s/ JACOB J. GUILD
Jacob J. Guild	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2024
By: /s/ PETER A. BASSI
Peter A. Bassi	Lead Independent Director	February 27, 2024
By: /s/ LARRY D. BOUTS
Larry D. Bouts	Director	February 27, 2024
By: /s/ BINA CHAURASIA
Bina Chaurasia	Director	February 27, 2024
By: /s/ JAMES A. DAL POZZO
James A. Dal Pozzo	Director	February 27, 2024
By: /s/ GERALD W. DEITCHLE
Gerald W. Deitchle	Chairman of the Board and Director	February 27, 2024
By: /s/ NOAH A. ELBOGEN
Noah A. Elbogen	Director	February 27, 2024
By: /s/ LEA ANNE S. OTTINGER
Lea Anne S. Ottinger	Director	February 27, 2024
By: /s/ JULIUS W. ROBINSON, JR.
Julius W. Robinson, Jr.	Director	February 27, 2024
By: /s/ JANET M. SHERLOCK
Janet M. Sherlock	Director	February 27, 2024
By: /s/ GREGORY A. TROJAN
Gregory A. Trojan	Director	February 27, 2024

BJ’S RESTAURANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
BJ’s Restaurants, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BJ's Restaurants, Inc. and subsidiaries (the Company) as of January 2, 2024 and January 3, 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2024 and January 3, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended January 2, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2024, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of long-lived assets for impairment

As discussed in Note 1 to the consolidated financial statements, the Company assesses long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered include, but are not limited to, significant underperformance by a restaurant relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant negative industry or economic trends, and the Company’s expectation to dispose of long-lived assets before the end of their previously estimated useful lives. The property and equipment, net, and operating lease asset balances as of January 2, 2024 were $525.2 million and $350.1 million, respectively.

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

Los Angeles, California

February 27, 2024

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 2, 2024	January 3, 2023
Assets
Current assets:
Cash and cash equivalents	$29,070	$24,873
Accounts and other receivables, net	19,469	28,593
Inventories, net	13,245	11,887
Prepaid expenses and other current assets	21,237	16,905
Total current assets	83,021	82,258

Property and equipment, net	525,190	507,116
Operating lease assets	350,091	368,784
Goodwill	4,673	4,673
Equity method investment	4,770	5,000
Deferred income taxes, net	50,147	38,312
Other assets, net	40,562	39,779
Total assets	$1,058,454	$1,045,922

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$60,641	$59,563
Accrued expenses	101,295	97,258
Current operating lease obligations	37,389	40,037
Total current liabilities	199,325	196,858

Long-term operating lease obligations	414,114	432,676
Long-term debt	68,000	60,000
Other liabilities	11,254	10,873
Total liabilities	692,693	700,407

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 23,184 and 23,392 shares issued and outstanding as of January 2, 2024 and January 3, 2023, respectively	—	—
Capital surplus	77,036	74,459
Retained earnings	288,725	271,056
Total shareholders’ equity	365,761	345,515
Total liabilities and shareholders’ equity	$1,058,454	$1,045,922

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year
	2023	2022	2021
Revenues	$1,333,229	$1,283,926	$1,087,038
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	346,569	349,645	288,110
Labor and benefits	491,314	483,367	401,408
Occupancy and operating	317,559	306,150	267,888
General and administrative	82,103	73,333	67,957
Depreciation and amortization	70,992	70,385	72,753
Restaurant opening	2,808	3,644	1,483
Loss on disposal and impairment of assets, net	8,125	6,200	3,946
Gain on lease transactions, net	—	(3,318)	—
Total costs and expenses	1,319,470	1,289,406	1,103,545
Income (loss) from operations	13,759	(5,480)	(16,507)

Other (expense) income:
Interest expense, net	(4,915)	(2,888)	(5,002)
Other income, net (1)	1,256	60	2,327
Total other expense	(3,659)	(2,828)	(2,675)
Income (loss) before income taxes	10,100	(8,308)	(19,182)

Income tax benefit	(9,560)	(12,384)	(15,576)

Net income (loss)	$19,660	$4,076	$(3,606)

Net income (loss) per share:
Basic	$0.84	$0.17	$(0.16)
Diluted	$0.82	$0.17	$(0.16)

Weighted average number of shares outstanding:
Basic	23,452	23,405	23,191
Diluted	23,923	23,662	23,191

The accompanying notes are an integral part of these consolidated financial statements.

(1)
Related party costs included in other income, net was an equity method investment loss of $0.2 million for fiscal 2023. There were no related party costs for fiscal 2022 and fiscal 2021. See Note 14 for further information.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, December 29, 2020	22,318	$—	$71,722	$222,066	$293,788
Exercise of stock options	122	6,394	(1,883)	—	4,511
Issuance of common stock, net	703	28,907	—	—	28,907
Issuance of restricted stock units	161	7,476	(7,967)	—	(491)
Reclassification of common stock	—	(42,777)	—	42,777	—
Stock-based compensation	—	—	10,641	—	10,641
Adjustment to dividends previously accrued	—	—	—	21	21
Net loss	—	—	—	(3,606)	(3,606)
Balance, December 28, 2021	23,304	—	72,513	261,258	333,771
Issuance of restricted stock units	179	8,097	(8,478)	—	(381)
Repurchase, retirement and reclassification of common stock	(91)	(8,097)	—	5,712	(2,385)
Stock-based compensation	—	—	10,424	—	10,424
Adjustment to dividends previously accrued	—	—	—	10	10
Net income	—	—	—	4,076	4,076
Balance, January 3, 2023	23,392	—	74,459	271,056	345,515
Exercise of stock options	28	1,073	(198)	—	875
Issuance of restricted stock units	192	7,934	(8,507)	—	(573)
Repurchase, retirement and reclassification of common stock	(428)	(9,007)	—	(1,992)	(10,999)
Stock-based compensation	—	—	11,282	—	11,282
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	19,660	19,660
Balance, January 2, 2024	23,184	$—	$77,036	$288,725	$365,761

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$19,660	$4,076	$(3,606)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,992	70,385	72,753
Non-cash lease expense	33,030	33,541	31,482
Amortization of financing costs	217	221	511
Deferred income taxes, net	(11,835)	(13,410)	(18,675)
Stock-based compensation expense	10,902	10,098	10,331
Loss on disposal and impairment of assets, net	8,125	6,200	3,946
Gain on lease transactions, net	—	(3,318)	—
Equity method investment loss	230	—	—
Changes in assets and liabilities:
Accounts and other receivables	10,776	1,436	(2,425)
Inventories, net	(750)	286	(386)
Prepaid expenses and other current assets	(5,642)	(6,026)	(2,699)
Other assets, net	(3,227)	1,210	(1,792)
Accounts payable	6,052	4,056	7,489
Accrued expenses	4,070	(13,622)	9,937
Operating lease obligations	(37,144)	(39,939)	(43,458)
Other liabilities	381	(4,072)	877
Net cash provided by operating activities	105,837	51,122	64,285

Cash flows from investing activities:
Purchases of property and equipment	(98,914)	(78,606)	(42,189)
Proceeds from sale of assets	3	6,699	21
Net cash used in investing activities	(98,911)	(71,907)	(42,168)

Cash flows from financing activities:
Borrowings on line of credit	762,000	710,000	1,056,600
Payments on line of credit	(754,000)	(700,000)	(1,123,400)
Payments of debt issuance costs	—	(3)	(791)
Proceeds from issuance of common stock, net	—	—	28,907
Taxes paid on vested stock units under employee plans	(573)	(381)	(963)
Proceeds from exercise of stock options	875	—	4,511
Cash dividends accrued under stock-based compensation plans	(32)	(100)	(118)
Repurchases of common stock	(10,999)	(2,385)	—
Net cash (used in) provided by financing activities	(2,729)	7,131	(35,254)

Net increase (decrease) in cash and cash equivalents	4,197	(13,654)	(13,137)
Cash and cash equivalents, beginning of year	24,873	38,527	51,664
Cash and cash equivalents, end of year	$29,070	$24,873	$38,527

The accompanying notes are an integral part of these consolidated financial statements.

BJ’S RESTAURANTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$489	$543	$389
Cash paid for interest, net of capitalized interest	$3,758	$1,790	$3,709
Cash paid for operating lease obligations	$63,504	$66,872	$71,646

Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease liabilities	$15,934	$38,501	$22,036
Receivable related to proceeds from disposal of assets	$1,252	$—	$—
Property and equipment acquired and included in accounts payable	$9,914	$14,888	$8,221
Equity method investment in exchange for internally developed software	$—	$5,000	$—
Stock-based compensation capitalized	$380	$326	$310

BJ’S RESTAURANTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

BJ’s Restaurants, Inc. (referred to herein as the “Company,” “BJ’s,” “we,” “us” and “our”) was incorporated in California on October 1, 1991, to assume the management of five “BJ’s Chicago Pizzeria” restaurants and to develop additional BJ’s restaurants. As of January 2, 2024, we owned and operated 216 restaurants located in 30 states. During fiscal 2023, we opened five new restaurants and closed five restaurants. Four of our locations, in addition to our two brewpub locations in Texas, brew our signature, proprietary craft BJ’s beer. All of our other restaurants receive their BJ’s beer either from one of our restaurant brewing operations, our Texas brewpubs and/or independent third-party brewers using our proprietary recipes.

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

Our fiscal year consists of 52 or 53 weeks and ends on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2023 ended on January 2, 2024, and consisted of 52 weeks of operations. Fiscal years 2022 and 2021 ended on January 3, 2023, and December 28, 2021, respectively, and consisted of 53 and 52 weeks of operations, respectively.

Segment Disclosure

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, establishes standards for disclosures about different types of business activities in which we engage and the different economic environments in which we operate. We currently operate in one operating segment: casual dining company-owned restaurants. Additionally, we operate in one geographic area: the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments and money market funds with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at cost, which approximates fair market value.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk and credit losses are credit card receivables and trade receivables consisting primarily of amounts due from gift card resellers and vendor rebates. We consider the concentration of credit risk for gift card resellers and vendor rebates to be minimal due to the payment histories and general financial condition of these gift card resellers and vendors. See Note 3 for disclosure of trade receivables by category as of January 2, 2024, and January 3, 2023. Additionally, we currently maintain our day-to-day operating cash balances with a major financial institution. At times, our operating cash balances may be in excess of the FDIC insurance limit.

Concentration of Supplier Risk

We rely on a leading foodservice distributor to deliver the majority of our food products to our restaurants. We also have an agreement with the largest nationwide foodservice distributor of fresh produce in the United States to service most of our restaurants and, where licensed, to distribute our proprietary craft beer to our restaurants. In instances where these parties fail to fulfill their obligations, we may be unable to find alternative suppliers.

Inventories

Inventories are comprised primarily of food and beverage products and are stated at the lower of cost (first-in, first-out) or net realizable value.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the lease term, including reasonably assured renewal periods or exercised options, of the respective lease, whichever is shorter. Renewals and betterments that materially extend the life of an asset are capitalized while maintenance and repair costs are expensed as incurred. Internal costs associated with the acquisition, development and construction of our restaurants are capitalized and allocated to the projects which they relate. When property and equipment are sold or otherwise disposed of, the asset accounts and related accumulated depreciation or amortization accounts are relieved, and any gain or loss is included in earnings. Additionally, any interest capitalized for new restaurant construction is included in “Property and equipment, net” on our Consolidated Balance Sheets.

Depreciation and amortization are recorded using the straight-line method over the following estimated useful lives:

Furniture and fixtures	3‑10 years
Equipment	5‑10 years
Brewing equipment	1-20 years
Building improvements	the shorter of 20 years or the remaining lease term
Leasehold improvements	the shorter of the useful life or the lease term,
including reasonably assured renewal periods

Goodwill

We perform impairment testing annually, during the fourth quarter, and more frequently if factors and circumstances indicate impairment may have occurred. When evaluating goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. We currently have one reporting unit, which is casual dining company-owned restaurants in the United States of America. If it is concluded that the fair value of our reporting unit is less than the goodwill carrying value, we estimate the fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit is greater than the estimated fair value, an impairment charge is recorded for the difference between the implied fair value of goodwill and its carrying amount. To calculate the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their relative fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. This adjusted carrying value becomes the new goodwill accounting basis value. Based on our impairment assessment, we did not record any impairment to goodwill during fiscal 2023, 2022 or 2021.

Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The assets are generally reviewed for impairment on a restaurant level basis, and inclusive of property and equipment and lease right-of-use assets; or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Factors considered include, but are not limited to, significant underperformance by the restaurant relative to historical or projected future operating results; significant changes in the manner of use of the assets or the strategy for the overall business; significant negative industry or economic trends; or our expectation to dispose of long-lived assets before the end of their previously estimated useful lives. We use the undiscounted cash flow method to assess the recoverability of potentially impaired long-lived assets by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by the assets. If the carrying value of the assets exceeds the undiscounted cash flows expected to be generated by the assets, an impairment charge is recognized for the amount by which the carrying value exceeds the fair value of the assets. We measure the fair value by discounting estimated future cash flows using assumptions that are consistent with what a market participant would use. As a result of this analysis, in fiscal 2023, we recorded a $3.4 million impairment charge to operating income. In fiscal 2022 and fiscal 2021, we recorded a $9.3 million and $2.2 million impairment charge to operating income, respectively, for the amount by which the carrying value of the restaurant’s assets exceeded its fair value estimated using the discounted cash flow method.

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

Based on historical redemption rates, a portion of our gift card sales are not expected to be redeemed and will be recognized as gift card “breakage.” Estimated gift card breakage is recorded as “Revenues” on our Consolidated Statements of Operations and recognized in proportion to our historical redemption pattern, unless there is a legal obligation to remit the unredeemed gift cards to government authorities.

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

Cost of Sales

Cost of sales is comprised of food and beverage costs, including the cost to produce and distribute our proprietary craft beer, soda and ciders. The components of cost of sales are variable and typically fluctuate directly with sales volumes but may be impacted by changes in commodity prices or promotional activities.

Sales Taxes

Revenues are presented net of sales tax collected. The obligations to the appropriate tax authorities are included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for fiscal 2023, 2022 and 2021 were approximately $23.4 million, $21.3 million and $14.7 million, respectively. Advertising costs are primarily included in “Occupancy and operating” expenses on our Consolidated Statements of Operations.

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

We provide for income taxes based on our expected federal and state tax liabilities. Our estimates include, but are not limited to, effective federal, state and local income tax rates, allowable tax credits for items such as Federal Insurance Contributions Act (“FICA”) taxes paid on reported tip income and estimates related to depreciation expense allowable for tax purposes. We usually file our income tax returns several months after our fiscal year-end. All tax returns are subject to audit by federal and state governments for years after the returns are filed and could be subject to differing interpretations of the tax laws.

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

There is potential for variability in the rent holiday period, which begins on the commencement date and ends on the restaurant open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally pertain to construction-related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater preopening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).

We record a lease liability equal to the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. Our lease liability calculation is the total rent payable during the lease term, including rent escalations in which the amount of future rent is certain or fixed. This liability is reduced monthly by the minimum rents paid, offset by the imputed interest. A corresponding operating lease asset is also recorded equaling the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any lease incentives received. Monthly, this asset is reduced by the straight-line rent, offset by the imputed interest.

Certain leases contain provisions that require additional rent payments based upon restaurant sales volume. Contingent rent is accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent. We monitor for events or changes in circumstances that require reassessment of our leases. When a reassessment results in the re-measurement of a lease liability, a corresponding adjustment is made to the carrying amount of the operating lease asset.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive shares are excluded from the computation of diluted net loss per share since they have an anti-dilutive effect, yet potentially dilutive shares are included in the computation of diluted net income per share. The number of diluted shares reflects the potential dilution that could occur if holders of in-the-money options and warrants were to exercise their right to convert these instruments into common stock and the restrictions on restricted stock units (“RSUs”) were to lapse. Additionally, performance-based RSUs are considered contingent shares; therefore, at each reporting date we determine the probable number of shares that will vest and include these contingently issuable shares in our diluted share calculation unless they are antidilutive. Once these performance-based RSUs vest, they are included in our basic net income (loss) per share calculation.

The following table presents a reconciliation of basic and diluted net income (loss) per share, including the number of dilutive equity awards that were included in the dilutive net income per share computation (in thousands):

	Fiscal Year
	2023	2022	2021
Numerator:
Net income (loss)	$19,660	$4,076	$(3,606)
Denominator:
Weighted-average shares outstanding - basic	23,452	23,405	23,191
Dilutive effect of equity awards	471	257	—
Weighted-average shares outstanding - diluted	23,923	23,662	23,191

At January 2, 2024, January 3, 2023, and December 28, 2021, there were approximately 0.9 million, 1.9 million, and 0.7 million shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income (loss) per share because they are anti-dilutive. Included in the calculation of common stock equivalents were warrants to purchase 876,949 shares, which were also anti-dilutive at January 3, 2023 and December 28, 2021. The warrants were dilutive at January 2, 2024.

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

2. Revenue Recognition

Revenue recognized on our Consolidated Statements of Operations for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year were as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Revenue recognized from gift card liability	$11,261	$14,978	$9,220
Revenue recognized from guest loyalty program	$7,166	$7,510	$8,816

3. Accounts and Other Receivables

Accounts and other receivables consisted of the following (in thousands):

	January 2, 2024	January 3, 2023
Credit cards	$6,051	$6,532
Third-party gift card sales	3,618	4,611
Tenant improvement allowances	2,175	4,060
Third-party delivery	3,803	3,983
Income taxes	1,287	4,377
Refundable tax credits	—	3,911
Other	2,535	1,119
	$19,469	$28,593

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 2, 2024	January 3, 2023
Land	$2,507	$2,507
Building improvements	418,320	404,769
Leasehold improvements	330,971	321,384
Furniture and fixtures	168,086	170,450
Equipment	393,430	369,222
	1,313,314	1,268,332
Less accumulated depreciation and amortization	(810,046)	(792,061)
	503,268	476,271
Construction in progress	21,922	30,845
Property and equipment, net	$525,190	$507,116

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	January 2, 2024	January 3, 2023
Payroll related	$27,239	$23,006
Workers’ compensation and general liability	23,792	22,258
Deferred revenue from gift cards	14,380	14,417
Deferred loyalty revenue	2,510	3,129
Insurance related	550	4,191
Sales taxes	7,592	8,097
Other taxes	9,548	3,555
Other current rent related	2,477	2,384
Utilities	2,697	2,850
Merchant cards	2,184	2,376
Maintenance related	1,949	1,330
Other	6,377	9,665
	$101,295	$97,258

6. Leases

Lease costs included on the Consolidated Statements of Operations consisted of the following (in thousands):

	Fiscal Year
	2023	2022	2021
Lease cost	$59,268	$60,163	$57,807
Variable lease cost	3,864	3,445	1,739
Total lease costs	$63,132	$63,608	$59,546

Weighted-average lease term and discount rate were as follows:

	January 2, 2024	January 3, 2023
Weighted-average remaining lease term	11.0 Years	11.5 Years
Weighted-average discount rate	5.8	5.7

Operating lease obligation maturities as of January 2, 2024, were as follows (in thousands):

2024	$62,569
2025	60,668
2026	60,542
2027	57,813
2028	54,020
Thereafter	261,666
Total lease payments	557,278
Less: imputed interest	(105,775)
Present value of operating lease obligations	$451,503

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

Letters of Credit

We have irrevocable standby letters of credit outstanding, as required under our workers’ compensation insurance arrangements, of $17.2 million as of January 2, 2024. Our standby letters of credit automatically renew each October 31 for one year unless 30 days’ notice, prior to such renewal date, is given by the financial institution that provides the letters. The standby letters of credit issued under our Credit Facility reduce the amount available for borrowing.

Purchase Commitments

Purchase obligations, which include inventory purchases, equipment purchases, information technology and other miscellaneous commitments, were $28.1 million and $15.1 million at January 2, 2024 and January 3, 2023, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received, or services rendered.

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

Our Credit Facility matures on November 3, 2026, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On January 4, 2024, there were borrowings of $68.0 million and letters of credit of $17.2 million outstanding, leaving $129.8 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage not to exceed 2.00% (with a floor on BSBY of 0.00%), or (b) a percentage not to exceed 1.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, (iii) the BSBY rate plus 1.00%, and (iv) 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA plus lease expenses. The weighted average interest rate during fiscal 2023 and 2022 was approximately 6.7% and 3.7%, respectively.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. At January 2, 2024, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $4.9 million, $2.9 million and $5.0 million for fiscal 2023, 2022 and 2021, respectively. We also capitalized approximately $0.5 million and $0.3 million of interest expense related to new restaurant construction during fiscal 2023 and 2022.

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

There were no transfers among levels within the fair value hierarchy during the year ended January 2, 2024. The following table presents the fair values for our financial assets and liabilities measured on a recurring basis (in thousands):

	Level	January 2, 2024	January 3, 2023
Deferred compensation plan - liabilities	1	$10,579	$10,111

The Company’s financial statements include cash and cash equivalents, accounts and other receivables, accounts payable, and accrued expenses for which the carrying amounts approximate fair value due to their short-term maturity. At January 2, 2024 and January 3, 2023, the fair value of our amended revolving credit facility approximated its carrying value since it is a variable rate credit facility (Level 2).

10. Shareholders’ Equity

At-the-Market Offering

On January 21, 2021, we sold 703,399 shares of our common stock at $42.65 per share for cash proceeds of $30.0 million (before commission and other fees) through an at-the market (“ATM”) offering program. As a result of the anti-dilution provisions contained in ACT III’s warrant, the number of shares issuable upon exercise of such warrant was adjusted to 876,949 and the exercise price was adjusted to $26.94. The warrant expires on May 4, 2025, five years following the issuance.

Preferred Stock

We are authorized to issue 5.0 million shares of one or more series of preferred stock and we are authorized to determine the rights, preferences, privileges and restrictions to be granted to, or imposed upon, any such series, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. No shares of preferred stock were issued or outstanding at January 2, 2024 or January 3, 2023. We currently have no plans to issue shares of preferred stock.

Common Stock

Shareholders are entitled to one vote for each share of common stock held of record. Pursuant to the requirements of California law, shareholders are entitled to accumulate votes in connection with the election of directors. Shareholders of our outstanding common stock are entitled to receive dividends if and when declared by the Board of Directors.

Cash Dividends

Quarterly cash dividends are suspended until our Board of Directors determines that the resumption of dividend payments is in the best interest of the Company and its shareholders. As such, the only cash dividends paid during fiscal 2023 and 2022 were related to dividends (declared prior to fiscal 2020) on restricted stock grants, which vested under our stock-based compensation plans.

Stock Repurchases

During fiscal 2023, we repurchased and retired approximately 428,000 shares of our common stock at an average price of $25.71 per share for a total of approximately $11.0 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. As of January 2, 2024, we have approximately $11.1 million remaining under the current $500 million share repurchase plan approved by our Board of Directors. Repurchases may be made at any time. In February 2024, our Board of Directors approved an increase in our share repurchase program by $50 million. As a result, we currently have approximately $61.1 million available under our authorized $550 million share repurchase program.

11. Income Taxes

Income tax benefit for the last three fiscal years consists of the following (in thousands):

	Fiscal Year
	2023	2022	2021
Current:
Federal	$1,378	$647	$2,776
State	897	379	323
	2,275	1,026	3,099
Deferred:
Federal	(11,344)	(12,653)	(16,872)
State	(491)	(757)	(1,803)
	(11,835)	(13,410)	(18,675)

Income tax benefit	$(9,560)	$(12,384)	$(15,576)

Income tax benefit for the last three fiscal years differs from the amount that would result from applying the federal statutory rate as follows:

	Fiscal Year
	2023	2022	2021
Income tax at statutory rates	21.0%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	5.8	(10.4)	(5.0)
Permanent differences	7.7	17.3	0.9
Income tax credits	(117.9)	(156.8)	(58.9)
Return to provision	0.9	(4.3)	2.1
Prior year tax credit true-up	(6.4)	14.1	—
Benefit from net operating loss carryback	—	1.8	2.8
Change in valuation allowance	(2.6)	6.8	(1.1)
Other, net	(3.2)	3.4	(1.0)
	(94.7)%	(149.1)%	(81.2)%

The components of the deferred income tax asset (liability) consist of the following (in thousands):

	January 2, 2024	January 3, 2023
Deferred income tax asset:
Accrued expenses	$12,939	$11,887
Other	7,809	3,192
Deferred revenues	—	28
Stock-based compensation	5,026	4,596
Operating lease liability	116,527	122,982
Income tax credits	67,596	56,780
Net operating losses	5,085	7,347
State tax	226	80
Gross deferred income tax asset	215,208	206,892
Valuation allowance	(889)	(1,151)
Deferred income tax asset, net of valuation allowance	214,319	205,741

Deferred income tax liability:
Property and equipment	(55,269)	(51,659)
Intangible assets	(2,951)	(2,895)
Operating lease assets	(101,358)	(108,307)
Smallwares	(4,594)	(4,568)
Deferred income tax liability	(164,172)	(167,429)
Net deferred income tax asset	$50,147	$38,312

At January 2, 2024, we had federal and California income tax credit carryforwards of approximately $67.5 million and $0.1 million, respectively, consisting primarily of the credit for FICA taxes paid on reported team member tip income and California enterprise zone credits. The FICA and the California enterprise zone tax credits will begin to expire in 2038.

At January 2, 2024, we have state and city net operating loss carryforwards of $110.5 million with statutory carryforward periods ranging from 5 years to no expiration period. The earliest year that a material state net operating loss will expire is 2024.

We have completed an analysis of our ability to use our federal and state tax credit and net operating loss carry forwards. As of January 2, 2024 and January 3, 2023, we have determined that no valuation allowance is required against federal tax credit carryforwards; however, we have recorded a valuation allowance against certain state net operating loss and tax credit carryforwards of $0.9 million and $1.2 million, respectively, net of the federal benefit which are not more likely than not to be realized prior to expiration. We recognize interest and penalties related to uncertain tax positions in income tax expense. At January 2, 2024 and January 3, 2023, we had accrued $0.1 million for interest and penalties with respect to uncertain tax positions.

As of January 2, 2024, unrecognized tax benefits recorded was approximately $1.0 million, of which approximately $0.9 million, if reversed would impact our effective tax rate. We anticipate no change in our liability for unrecognized tax benefits within the next twelve-month period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Gross unrecognized tax benefits at beginning of year	$1,249	$1,198	$1,333
Increases for tax positions taken in prior years	102	3	—
Decreases for tax positions taken in prior years	—	(29)	(20)
Increases for tax positions taken in the current year	104	91	69
Lapse in statute of limitations	(488)	(14)	(184)
Gross unrecognized tax benefits at end of year	$967	$1,249	$1,198

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of January 2, 2024, the earliest tax year still subject to examination by the Internal Revenue Service is 2020, although 2015 is also still open due to a net operating loss carryback amendment. The earliest year still subject to examination by a significant state or local taxing authority is 2019.

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

Under the Plan, we issue time-based and performance-based RSUs and non-qualified stock options to senior vice presidents and above on an annual basis. We issue time-based RSUs and or non-qualified stock options to vice presidents on an annual basis. New hires are given the option between receiving their full grant as a time-based RSU or split evenly between non-qualified stock options and time-based RSUs. We issue time-based RSUs to other select support team members, and we issue time-based RSUs to non-employee members of our Board of Directors. We also issue time-based RSUs in connection with the BJ’s Gold Standard Stock Ownership Program (the “GSSOP”), a long-term equity incentive program for our restaurant general managers, executive kitchen managers, directors of operations and directors of kitchen operations. All GSSOP participants are required to remain in good standing during their vesting period.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	Fiscal Year
	2023	2022	2021
Labor and benefits	$2,583	$2,886	$2,748
General and administrative	$8,319	$7,212	$7,583
Capitalized (1)	$380	$326	$310
Total stock-based compensation	$11,282	$10,424	$10,641

(1) Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on our Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year
	2023	2022	2021
Expected volatility	66.9%	63.5%	60.8%
Risk-free interest rate	3.6%	1.8%	0.6%
Expected option life	5 years	5 years	5 years
Dividend yield	—	—	—
Fair value of options granted	$18.24	$17.15	$23.22

Under our stock-based compensation plan, the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 29, 2020	801	$40.56	503	$39.91	5.2
Granted	117	$45.50
Exercised	(129)	$37.40
Forfeited	(14)	$44.11
Outstanding at December 28, 2021	775	$41.77	519	$41.02	5.0
Granted	111	$31.57
Exercised	—	$—
Forfeited	(62)	$40.71
Outstanding at January 3, 2023	824	$40.48	601	$41.57	4.7
Granted	124	$31.19
Exercised	(28)	$29.18
Forfeited	(53)	$37.43
Outstanding at January 2, 2024	867	$39.70	648	$41.65	4.4

Information relating to significant option groups outstanding as of January 2, 2024, is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$22.27 – $30.05	17	7.7	$26.55	7	$28.04
$31.34 – $31.34	112	9.0	$31.34	—	$—
$32.27 – $34.24	87	7.7	$32.37	32	$32.53
$34.26 – $35.95	88	3.1	$35.92	87	$35.94
$37.10 – $37.10	2	2.9	$37.10	2	$37.10
$37.70 – $37.70	126	4.0	$37.70	126	$37.70
$38.90 – $38.90	127	6.0	$38.90	127	$38.90
$39.33 – $46.91	150	5.3	$44.76	109	$44.58
$47.04 – $52.98	73	1.1	$47.72	73	$47.72
$53.22 – $53.22	85	5.0	$53.22	85	$53.22
$22.27 – $53.22	867	5.4	$39.70	648	$41.65

As of January 2, 2024, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.0 million, which is expected to be recognized over the next three years.

Time-Based Restricted Stock Units

The following table presents time-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 29, 2020	586	$37.14
Granted	260	$45.05
Vested or released	(147)	$41.96
Forfeited	(80)	$36.93
Outstanding at December 28, 2021	619	$39.35
Granted	368	$28.44
Vested or released	(165)	$40.59
Forfeited	(93)	$35.24
Outstanding at January 3, 2023	729	$34.10
Granted	344	$28.93
Vested or released	(169)	$37.69
Forfeited	(82)	$31.62
Outstanding at January 2, 2024	822	$31.46

The fair value of time-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The fair value of each time-based RSU is expensed over the vesting period (e.g., one, three or five years). As of January 2, 2024, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $11.5 million, which is expected to be recognized over the next five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at December 29, 2020	109	$42.39
Granted	46	$46.91
Vested or released	(35)	$37.70
Forfeited	(8)	$44.14
Outstanding at December 28, 2021	112	$45.60
Granted	52	$32.27
Vested or released	(27)	$53.22
Forfeited	(14)	$40.06
Outstanding at January 3, 2023	123	$38.89
Granted	52	$31.87
Vested or released	(40)	$38.90
Forfeited	(7)	$35.01
Outstanding at January 2, 2024	128	$36.24

The fair value of performance-based RSUs is equal to the fair value of our common stock at market close on the date of grant or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The fair value of each performance-based RSU is expensed, based on management’s current estimate of the level that the performance goal will be achieved. As of January 2, 2024, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based RSUs was approximately $1.5 million, which is expected to be recognized over the next three years.

13. Benefit Plans

We maintain a voluntary, contributory 401(k) plan for eligible team members. Team members may elect to contribute up to the IRS maximum for the plan year. Additionally, eligible participants may also elect catch-up contributions as provided for by the IRS. Our executive officers and other highly compensated team members are not eligible to participate in the 401(k) plan. Team member contributions are matched by us at a rate of 33% for the first 6% of deferred earnings. We contributed approximately $0.8 million, $0.6 million and $0.5 million in fiscal 2023, 2022 and 2021, respectively.

We also maintain a non-qualified deferred compensation plan (the “DCP”) for our executive officers and other highly compensated team members, as defined in the DCP, who are otherwise ineligible for participation in our 401(k) plan. The DCP allows participating team members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Additionally, the DCP allows for a voluntary company match as determined by our compensation committee. During fiscal 2023, there were no Company contributions made or accrued. We pay for related administrative costs, which were not material during fiscal 2023. Team member deferrals are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. Our investment in variable life insurance contracts, reflected in “Other assets, net” on our Consolidated Balance Sheets, was $10.4 million and $10.1 million as of January 2, 2024, and January 3, 2023, respectively. Our obligation to participating team members, included in “Other liabilities” on the accompanying Consolidated Balance Sheets, was $10.6 million and $10.1 million as of January 2, 2024, and January 3, 2023, respectively. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Operations.

14. Related Party Transactions

BJ's Act III, LLC

Our consulting agreement for defined services with Act III Management, LLC, an affiliate of BJ’s Act III, LLC, one of our beneficial stockholders, and Act III Holdings, LLC, of which one current member and one former member of the Board of Directors are partners, in the amount of $195,000, expired on December 31, 2022.

Equity Method Investment

During fiscal 2022, we contributed internally developed software valued at $5.0 million to a company, in which our recently retired Chief Executive Officer and current Board member has a less than 1% interest. We recorded this non-cash contribution, in exchange for a 20% ownership of the company, as an investment within “Equity method investment” on our Consolidated Balance Sheets, and the related gain within “Loss on disposal and impairment of assets, net” on our Consolidated Statements of Operations. For fiscal 2023 and 2022, we recorded a net loss related to the investment of $0.2 million and zero, respectively, within “Other income (expense), net,” and accordingly adjusted the investment carrying amount on our Consolidated Balance Sheets.