Form 10-Q
period 2024-04-02
BJs RESTAURANTS INC
filed 2024-05-06
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2024

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

As of May 3, 2024, there were 23,383,119 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 2, 2024	January 2, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,820	$29,070
Accounts and other receivables, net	15,165	19,469
Inventories, net	13,543	13,245
Prepaid expenses and other current assets	18,117	21,237
Total current assets	65,645	83,021

Property and equipment, net	528,105	525,190
Operating lease assets	348,932	350,091
Goodwill	4,673	4,673
Equity method investment	4,623	4,770
Deferred income taxes, net	50,802	50,147
Other assets, net	42,142	40,562
Total assets	$1,044,922	$1,058,454

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$52,439	$60,641
Accrued expenses	102,178	101,295
Current operating lease obligations	31,937	37,389
Total current liabilities	186,554	199,325

Long-term operating lease obligations	411,952	414,114
Long-term debt	58,000	68,000
Other liabilities	13,064	11,254
Total liabilities	669,570	692,693

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 23,369 and 23,184 shares issued and outstanding as of April 2, 2024 and January 2, 2024, respectively	—	—
Capital surplus	70,213	77,036
Retained earnings	305,139	288,725
Total shareholders’ equity	375,352	365,761
Total liabilities and shareholders’ equity	$1,044,922	$1,058,454

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended
	April 2, 2024	April 4, 2023
Revenues	$337,334	$341,280
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	84,953	90,877
Labor and benefits	125,021	128,333
Occupancy and operating	76,858	79,146
General and administrative	22,997	19,706
Depreciation and amortization	17,873	17,612
Restaurant opening	590	844
Loss on disposal and impairment of assets, net	784	2,146
Total costs and expenses	329,076	338,664
Income from operations	8,258	2,616

Other (expense) income:
Interest expense, net	(1,411)	(1,121)
Other income, net (1)	696	196
Total other expense	(715)	(925)
Income before income taxes	7,543	1,691

Income tax benefit	(180)	(1,790)
Net income	$7,723	$3,481

Net income per share:
Basic	$0.33	$0.15
Diluted	$0.32	$0.15

Weighted average number of shares outstanding:
Basic	23,318	23,481
Diluted	23,965	23,926

(1)
For the thirteen weeks ended April 2, 2024 and April 4, 2023, related party costs included in other income, net was an equity method investment loss of $147,000 and $40,000, respectively. See Note 10 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 3, 2023	23,392	$—	$74,459	$271,056	$345,515
Exercise of stock options	—	—	—	—	—
Issuance of restricted stock units	137	5,661	(6,159)	—	(498)
Repurchase, retirement and reclassification of common stock	—	(5,661)	—	5,661	—
Stock-based compensation	—	—	2,735	—	2,735
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	3,481	3,481
Balance, April 4, 2023	23,529	$—	$71,035	$280,199	$351,234

Balance, January 2, 2024	23,184	$—	$77,036	$288,725	$365,761
Exercise of stock options	5	251	(83)	—	168
Issuance of restricted stock units	180	8,440	(9,301)	—	(861)
Repurchase, retirement and reclassification of common stock	—	(8,691)	—	8,691	—
Stock-based compensation	—	—	2,561	—	2,561
Net income	—	—	—	7,723	7,723
Balance, April 2, 2024	23,369	$—	$70,213	$305,139	$375,352

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	April 2, 2024	April 4, 2023
Cash flows from operating activities:
Net income	$7,723	$3,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,873	17,612
Non-cash lease expense	7,855	8,196
Amortization of financing costs	54	54
Deferred income taxes	(655)	(758)
Stock-based compensation expense	2,477	2,642
Loss on disposal and impairment of assets, net	784	2,146
Equity method investment	147	40
Changes in assets and liabilities:
Accounts and other receivables	4,654	8,744
Inventories, net	(138)	(152)
Prepaid expenses and other current assets	1,637	933
Other assets, net	(2,287)	280
Accounts payable	(5,832)	(3,982)
Accrued expenses	888	8,833
Operating lease obligations	(14,660)	(15,262)
Other liabilities	1,810	(908)
Net cash provided by operating activities	22,330	31,899

Cash flows from investing activities:
Purchases of property and equipment	(21,882)	(26,966)
Proceeds from sale of assets	—	4
Net cash used in investing activities	(21,882)	(26,962)

Cash flows from financing activities:
Borrowings on line of credit	234,400	185,000
Payments on line of credit	(244,400)	(185,000)
Taxes paid on vested stock units under employee plans	(861)	(498)
Proceeds from exercise of stock options	168	—
Cash dividends accrued under stock compensation plans	(5)	(14)
Net cash used in financing activities	(10,698)	(512)

Net (decrease) increase in cash and cash equivalents	(10,250)	4,425
Cash and cash equivalents, beginning of period	29,070	24,873
Cash and cash equivalents, end of period	$18,820	$29,298

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirteen Weeks Ended
	April 2, 2024	April 4, 2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,437	$2
Cash paid for interest, net of capitalized interest	$1,204	$858
Cash paid for operating lease obligations	$15,537	$16,378
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$7,046	$7,931
Property and equipment acquired and included in accounts payable	$7,544	$10,818
Stock-based compensation capitalized	$84	$93

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the thirteen weeks ended April 2, 2024 may not be indicative of operating results for the entire year.

A description of our accounting policies and other financial information is included in our audited consolidated financial statements filed with the SEC on Form 10-K for the fiscal year ended January 2, 2024. The disclosures included in our accompanying interim consolidated financial statements and footnotes should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	April 2, 2024	January 2, 2024
Gift card liability	$10,615	$14,380
Deferred loyalty revenue	$2,723	$2,510

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2024	April 4, 2023
Revenue recognized from gift card liability	$5,863	$6,245
Revenue recognized from guest loyalty program	$4,318	$4,083

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

Lease costs included in “Occupancy and operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2024	April 4, 2023
Lease cost	$14,389	$14,896
Variable lease cost	795	989
Total lease costs	$15,184	$15,885

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

Our Credit Facility matures on November 3, 2026, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On April 2, 2024, there were borrowings of $58.0 million and letters of credit of $17.2 million outstanding, leaving $139.8 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage not to exceed 2.00% (with a floor on BSBY of 0.00%), or (b) a percentage not to exceed 1.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, (iii) the BSBY rate plus 1.00%, and (iv) 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirteen weeks ended April 2, 2024 and April 4, 2023 was approximately 6.9% and 6.4%, respectively.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. On April 2, 2024, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $1.4 million and $1.1 million, for the thirteen weeks ended April 2, 2024 and April 4, 2023, respectively. We also capitalized approximately $0.1 million of interest expense related to new restaurant construction during each of the thirteen weeks ended April 2, 2024 and April 4, 2023.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2024	April 4, 2023
Numerator:
Net income	$7,723	$3,481
Denominator:
Weighted-average shares outstanding – basic	23,318	23,481
Dilutive effect of equity awards	647	445
Weighted-average shares outstanding – diluted	23,965	23,926

Net income per share:
Basic	$0.33	$0.15
Diluted	$0.32	$0.15

For each of the thirteen weeks ended April 2, 2024 and April 4, 2023, there were approximately 0.9 million of equity awards that were excluded from the calculation of diluted net income per share because they are anti-dilutive.

6. STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. Equity Incentive Plan, (as amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to team members, officers, directors and consultants. We have historically granted incentive stock options, non-qualified stock options, and service- and performance-based RSUs. In Fiscal 2024, we also granted market-based RSUs. Stock options are charged against the Plan share reserve on the basis of one share for each share of common stock issuable upon exercise of options granted. All options granted under the Plan expire within 10 years of their date of grant. Grants of restricted stock, RSUs, performance shares and performance units, if any, are currently charged against the Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as the maximum number that can be granted to a team member during any fiscal year.

We use the Black-Scholes option-pricing model to determine the fair value of our stock options, and we use the Monte Carlo simulation model to determine the fair value of our market-based RSUs. Both models require assumptions to be made regarding our stock price volatility, the expected life of the award, risk-free interest rate and expected dividend rates. The fair value of service-based and performance-based RSUs granted is equal to the fair value of our common stock at market close on the date of grant or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The grant date fair value of each stock option, market-based and service-based RSU is expensed over the vesting period (e.g., one, three or five years) and the fair value of each performance-based RSU is expensed based on the estimated quantity that is expected to vest corresponding with management's current estimate of the level that the performance goal will be achieved.

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2024	April 4, 2023
Labor and benefits	$508	$866
General and administrative	$1,969	$1,776
Capitalized (1)	$84	$93
Total stock-based compensation	$2,561	$2,735

(1)
Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	April 2, 2024	April 4, 2023
Volatility	67.5%	66.9%
Risk-free interest rate	3.9%	3.5%
Expected life (years)	5	5
Expected dividend yield	—%	—%
Fair value of options granted	$18.86	$18.32

Under our stock-based compensation plan, the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 2, 2024	867	$39.70	648	$41.65
Granted	121	31.86
Exercised	(5)	31.54
Forfeited	(6)	37.69
Outstanding at April 2, 2024	977	$38.79	727	$41.03

As of April 2, 2024, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.6 million, which is expected to be recognized over the next three years.

Restricted Stock Units

Service-Based Restricted Stock Units

The following table presents service-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 2, 2024	822	$31.46
Granted	165	31.96
Released	(141)	38.25
Forfeited	(26)	30.02
Outstanding at April 2, 2024	820	$30.44

As of April 2, 2024, total unrecognized stock-based compensation expense related to non-vested RSUs was approximately $14.0 million, which is expected to be recognized over the next three to five years.

Market-Based and Performance-Based Restricted Stock Units

The following table presents market-based and performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 2, 2024	128	$36.24
Awarded	79	39.09
Released	(65)	46.91
Forfeited	(1)	38.23
Outstanding at April 2, 2024	141	$32.87

The fair value of market-based RSUs was estimated on the grant date using the Monte Carlo simulation model with the following weighted average assumptions:

	For the Thirteen Weeks Ended
	April 2, 2024	April 4, 2023
Volatility	49.8%	n/a
Risk-free interest rate	3.8%	n/a
Expected life (years)	3	n/a
Expected dividend yield	—%	n/a
Fair value of market-based awards granted	$34.79	n/a

As of April 2, 2024, the total unrecognized stock-based compensation expense related to non-vested market-based and performance-based RSUs was approximately $2.6 million, which is expected to be recognized over the next three years.

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

Our effective income tax rate for the thirteen weeks ended April 2, 2024 was a benefit of 2.4% compared to a benefit rate of 105.9% for the comparable thirteen week period of 2023. The effective tax rate benefit for the thirteen weeks ended April 2, 2024 and April 4, 2023, was different from the statutory tax rate primarily as a result of significant Federal Insurance Contributions Act (“FICA”) tax tip credits.

As of April 2, 2024, we had unrecognized tax benefits of approximately $1.0 million, of which approximately $0.9 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2024	April 4, 2023
Beginning gross unrecognized tax benefits	$967	$1,249
Increases for tax positions taken in prior years	—	18
Increases for tax positions taken in the current year	26	—
Decreases due to lapse of statute of limitations	—	(236)
Ending gross unrecognized tax benefits	$993	$1,031

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of April 2, 2024, the earliest tax year still subject to examination by the Internal Revenue Service is 2020, although 2015 is still open due to amendments related to a net operating loss carryback. The earliest year still subject to examination by a significant state or local taxing authority is 2019.

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

9. SHAREHOLDERS’ EQUITY

Stock Repurchases

During the thirteen weeks ended April 2, 2024, we did not repurchase shares of common stock. In February 2024, our Board of Directors approved an increase in our share repurchase program by $50 million. We currently have approximately $61.1 million available under our authorized $550 million share repurchase program as of April 2, 2024. Repurchases may be made at any time.

Cash Dividends

We currently do not pay any cash dividends. Any payment of quarterly cash dividends will be subject to our Board of Directors determining that the payment of dividends is in the best interest of the Company and its shareholders.

10. RELATED PARTY TRANSACTIONS

Equity Method Investment

During fiscal 2022, we contributed assets valued at $5.0 million to a company, in which our recently retired Chief Executive Officer and current Board member has a less than 1% interest. We recorded this non-cash contribution, in exchange for a 20% ownership of the company, as an investment within “Equity method investment” on our Consolidated Balance Sheets, and the related gain within “Loss on disposal and impairment of assets, net” on our Consolidated Statements of Operations. For the thirteen weeks ended April 2, 2024 and April 4, 2023, we recorded a net loss related to the investment of $147,000 and $40,000, respectively, within “Other income, net,” and accordingly adjusted the investment carrying amount on our Consolidated Balance Sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2024, as updated in our Form 10-Q for the thirteen weeks ended April 2, 2024, and in other reports filed subsequently with the SEC.

GENERAL

BJ’s Restaurants is a leading casual dining restaurant brand differentiated by a high-quality, varied menu with compelling value, and a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. BJ’s is a national restaurant chain that, as of May 6, 2024, owns and operates 217 restaurants located in 31 states.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 2, 2024 and April 4, 2023, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended
	April 2, 2024	April 4, 2023
Revenues	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.2	26.6
Labor and benefits	37.1	37.6
Occupancy and operating	22.8	23.2
General and administrative	6.8	5.8
Depreciation and amortization	5.3	5.2
Restaurant opening	0.2	0.2
Loss on disposal and impairment of assets, net	0.2	0.6
Total costs and expenses	97.6	99.2
Income from operations	2.4	0.8

Other (expense) income:
Interest expense, net	(0.4)	(0.3)
Other income, net	0.2	0.1
Total other expense	(0.2)	(0.3)
Income before income taxes	2.2	0.5

Income tax benefit	(0.1)	(0.5)
Net income	2.3%	1.0%

Thirteen Weeks Ended April 2, 2024 Compared to Thirteen Weeks Ended April 4, 2023

Revenues. Total revenues decreased by $3.9 million, or 1.2%, to $337.3 million during the thirteen weeks ended April 2, 2024, from $341.3 million during the comparable thirteen-week period of 2023. The decrease in revenues primarily consisted of a 1.7%, or $5.5 million, decline in comparable restaurant sales, and a $5.2 million decrease related to closed restaurants, offset by a $7.1 million increase related to sales from new restaurants not yet in our comparable restaurant sales base. The decrease in comparable restaurant sales was due to a decrease in guest traffic of approximately 5.8%, offset by an increase in average check of approximately 4.1%, resulting from menu price increases and changes in mix.

Cost of Sales. Cost of sales decreased by $5.9 million, or 6.5%, to $85.0 million during the thirteen weeks ended April 2, 2024, from $90.9 million during the comparable thirteen-week period of 2023. This was primarily due to lower commodity costs and the effects of our cost savings initiatives, coupled with lower sales. As a percentage of revenues, cost of sales decreased to 25.2% for the current thirteen-week period from 26.6% for the prior year comparable period. This decrease was primarily due to lower inflationary pressure on food costs, menu price increases and the effectiveness of our cost savings initiatives.

Labor and Benefits. Labor and benefit costs for our restaurants decreased by $3.3 million, or 2.6%, to $125.0 million during the thirteen weeks ended April 2, 2024, from $128.3 million during the comparable thirteen-week period of 2023. This was primarily due to $2.9 million related to lower hourly labor, $0.7 million related to lower workers' compensation, and $0.4 million in lower stock-based compensation expense, offset by $1.0 million related to increased management compensation costs. As a percentage of revenues, labor and benefit costs decreased to 37.1% for the current thirteen-week period from 37.6% for the prior year comparable period. This decrease was primarily due improved labor efficiency and the effectiveness of our cost savings initiatives. Included in labor and benefits for the thirteen weeks ended April 2, 2024 and April 4, 2023, was approximately $0.5 million and $0.9 million, respectively, or 0.2% of revenues of stock-based compensation expense, related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses decreased by $2.3 million, or 2.9%, to $76.9 million during the thirteen weeks ended April 2, 2024, from $79.1 million during the comparable thirteen-week period of 2023. This was primarily due to decreases of $1.4 million in restaurant facilities expenses, $1.0 million in utilities, and $0.4 million in third-party delivery company fees and expenses, offset by a $0.7 million increase in marketing related expenses. As a percentage of revenues, occupancy and operating expenses decreased to 22.8% for the current thirteen-week period from 23.2% for the prior year comparable period. This decrease was primarily related to improved operational efficiency and the effectiveness of our cost savings initiatives.

General and Administrative. General and administrative expenses increased by $3.3 million, or 16.7%, to $23.0 million during the thirteen weeks ended April 2, 2024, from $19.7 million during the comparable thirteen-week period of 2023. This was primarily due to increases of $1.3 million in corporate expenses related to meeting costs and software amortization, $1.2 million in legal fees, $0.6 million related to our deferred compensation liability, $0.2 million in payroll taxes and $0.2 million in stock-based compensation expense, offset by a $0.4 million decrease in incentive compensation. Certain extraordinary expenses were included in general and administrative costs for the thirteen weeks ended April 2, 2024, including $0.9 million of legal costs related to shareholder cooperation agreements and $0.3 million in severance related to personnel changes. Included in general and administrative costs for the thirteen weeks ended April 2, 2024 and April 4, 2023, was approximately $2.0 million and $1.8 million, or 0.6% and 0.5% of revenues, respectively, of stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 6.8% for the current thirteen-week period from 5.8% for the prior year comparable period. This increase is primarily related to increased legal and corporate expenses arising in connection with our recently announced cooperation agreements with certain investors, coupled with the deleveraging from a lower revenue base.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million, or 1.5%, to $17.9 million during the thirteen weeks ended April 2, 2024, compared to $17.6 million during the comparable thirteen-week period of 2023. This increase was primarily related to depreciation expense related to our restaurants opened since the thirteen weeks ended April 4, 2023, partially offset by the impact of impairment and disposal charges taken in the prior year, and the closure of four restaurants since the thirteen weeks ended April 4, 2023. As a percentage of revenues, depreciation and amortization increased to 5.3% for the current thirteen-week period from 5.2% for the prior year comparable period. This increase was primarily due to a lower revenue base.

Restaurant Opening. Restaurant opening expense decreased by $0.3 million, or 30.1%, to $0.6 million during the thirteen weeks ended April 2, 2024, compared to $0.8 million during the comparable thirteen-week period of 2023. This decrease was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $0.8 million during the thirteen weeks ended April 2, 2024, and $2.1 million during the comparable thirteen-week period of 2023. For the thirteen weeks ended April 2, 2024, these costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date. For the thirteen weeks ended April 4, 2023, these costs primarily related to disposals of assets in conjunction with initiatives to keep our restaurants up to date, including the removal of glass partitions in our dining rooms that were installed during in the pandemic.

Interest Expense, Net. Interest expense, net, increased by $0.3 million to $1.4 million during the thirteen weeks ended April 2, 2024, compared to $1.1 million during the comparable thirteen-week period of 2023. This increase was primarily due to the increase in weighted average interest rate year over year.

Other Income, Net. Other income, net, increased by $0.5 million to $0.7 million of income during the thirteen weeks ended April 2, 2024, compared to $0.2 million during the comparable thirteen-week period of 2023. This increase was primarily related to gains associated with the cash surrender value of certain life insurance policies under our deferred compensation plan.

Income Tax Benefit. Our effective income tax rate for the thirteen weeks ended April 2, 2024, was a benefit of 2.4% compared to a benefit of 105.9% for the comparable thirteen-week period of 2023. The effective tax rate for the thirteen weeks ended April 2, 2024 and April 4, 2023 was different than the statutory rate primarily due to FICA tax tip credits.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	April 2, 2024	January 2, 2024
Cash and cash equivalents	$18,820	$29,070
Net working capital	$(120,909)	$(116,304)
Current ratio	0.4:1.0	0.4:1.0

Our capital requirements are driven by our fundamental financial objective to improve total shareholder return through a balanced approach of new restaurant expansion plans, enhancements and initiatives focused on existing restaurants, and return of capital to our shareholders through our share repurchase program. In addition, we want to maintain a flexible balance sheet to provide the financial resources necessary to manage the risks and uncertainties of conducting our business operations in the restaurant industry. In order to achieve these objectives, we use a combination of operating cash flows, debt, landlord allowances and proceeds from stock option exercises.

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2024	April 4, 2023
Net cash provided by operating activities	$22,330	$31,899
Net cash used in investing activities	(21,882)	(26,962)
Net cash used in financing activities	(10,698)	(512)
Net (decrease) increase in cash and cash equivalents	$(10,250)	$4,425

Operating Cash Flows

Net cash provided by operating activities was $22.3 million during the thirteen weeks ended April 2, 2024, representing a $9.6 million decrease from the $31.9 million provided during the thirteen weeks ended April 4, 2023. The decrease is primarily due to the timing of payments for accrued expenses and accounts receivable receipts, offset by net income.

Investing Cash Flows

Net cash used in investing activities was $21.9 million during the thirteen weeks ended April 2, 2024, representing a $5.1 million decrease from the $27.0 million used during the thirteen weeks ended April 4, 2023. The decrease is primarily due to the timing of restaurants under construction, as well as the timing of restaurant remodel activity.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Thirteen Weeks Ended
	April 2, 2024	April 4, 2023
New restaurants	$9,197	$10,934
Restaurant maintenance and remodels, and key productivity initiatives	12,150	15,723
Restaurant and corporate systems	535	309
Total capital expenditures	$21,882	$26,966

As of May 6, 2024, we have opened one new restaurant this year. We currently plan to open a total of three new restaurants in fiscal 2024, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2024 new restaurant locations.

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

Financing Cash Flows

Net cash used in financing activities was $10.7 million during the thirteen weeks ended April 2, 2024, representing a $10.2 million increase from the $0.5 million used during the thirteen weeks ended April 4, 2023. This increase was primarily due to payments on our line of credit during the thirteen weeks ended April 2, 2024.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of April 2, 2024, we are not involved in any off-balance sheet arrangements.

IMPACT OF INFLATION

Inflation has had an impact on our operations, new restaurant construction and corresponding return on invested capital. While we have been able to partially offset inflation and other changes in the costs of key operating inputs by gradually increasing menu prices, coupled with cost savings initiatives, more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. Increases in inflation could have a severe impact on the United States and global economies, which will have an adverse impact on our business, financial condition and results of operations. In addition, macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent. Whether we are able to continue to offset the effects of inflation through menu price increases or cost savings will determine to what extent, if any, inflation affects our restaurant profitability in future periods.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2024. During the thirteen weeks ended April 2, 2024, there were no significant changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $58.0 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.4 million annual impact on our net income.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2024, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 2, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not repurchase shares during the thirteen weeks ended April 2, 2024. As of April 2, 2024, we have cumulatively repurchased shares valued at approximately $488.9 million in accordance with our approved share repurchase plan since its inception in 2014. Share repurchases were executed through open market purchases, and future share repurchases may be completed through a combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. In February 2024, our Board of Directors approved an increase in our share repurchase program by $50 million. As a result, as of April 2, 2024, we had approximately $61.1 million available under our authorized $550 million share repurchase program.

The following table sets forth information with respect to the repurchase of common shares during the thirteen weeks ended April 2, 2024:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/03/24 - 01/30/24	—	$—	—	$—	$11,055,206
01/31/24 - 02/27/24	—	$—	—	$50,000,000	$61,055,206
02/28/24 - 04/02/24	—	$—	—	$—	$61,055,206
Total	—		—
(1)
Period information is presented in accordance with our fiscal months during fiscal 2024.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 14, 2020.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1

Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB‑2A filed with the Securities and Exchange Commission on August 22, 1996 (File No. 3335182‑LA).

10.1	Employment Agreement dated November 15, 2022, between the Company and Putnam Shin.

10.2	Cooperation Agreement, dated March 26, 2024, between the Company and PW Partners, LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 27, 2024.

10.3	Cooperation Agreement, dated February 27, 2024, between the Company and Fund 1 Investments, LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 28, 2024.

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

May 6, 2024	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ THOMAS A. HOUDEK
Thomas A. Houdek
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)