Form 10-Q
period 2024-07-02
BJs RESTAURANTS INC
filed 2024-08-05
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2024

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

As of August 2, 2024, there were 23,154,521 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 2, 2024	January 2, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,185	$29,070
Accounts and other receivables, net	15,616	19,469
Inventories, net	13,380	13,245
Prepaid expenses and other current assets	14,869	21,237
Total current assets	60,050	83,021

Property and equipment, net	529,190	525,190
Operating lease assets	347,456	350,091
Goodwill	4,673	4,673
Equity method investment	4,477	4,770
Deferred income taxes, net	54,978	50,147
Other assets, net	43,312	40,562
Total assets	$1,044,136	$1,058,454

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,617	$60,641
Accrued expenses	88,858	101,295
Current operating lease obligations	32,279	37,389
Total current liabilities	171,754	199,325

Long-term operating lease obligations	409,015	414,114
Long-term debt	63,500	68,000
Other liabilities	13,378	11,254
Total liabilities	657,647	692,693

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 23,138 and 23,184 shares issued and outstanding as of July 2, 2024 and January 2, 2024, respectively	—	—
Capital surplus	72,037	77,036
Retained earnings	314,452	288,725
Total shareholders’ equity	386,489	365,761
Total liabilities and shareholders’ equity	$1,044,136	$1,058,454

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Revenues	$349,927	$349,670	$687,261	$690,950
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	89,836	90,614	174,789	181,491
Labor and benefits	126,309	126,522	251,330	254,855
Occupancy and operating	79,566	81,912	156,424	161,058
General and administrative	20,604	21,194	43,601	40,900
Depreciation and amortization	18,163	17,708	36,036	35,320
Restaurant opening	300	378	890	1,222
Loss on disposal and impairment of assets, net	1,928	1,130	2,712	3,276
Total costs and expenses	336,706	339,458	665,782	678,122
Income from operations	13,221	10,212	21,479	12,828

Other income (expense):
Interest expense, net	(1,259)	(1,108)	(2,670)	(2,229)
Other income, net (1)	2,772	622	3,468	818
Total other income (expense)	1,513	(486)	798	(1,411)
Income before income taxes	14,734	9,726	22,277	11,417

Income tax benefit	(2,423)	(2,206)	(2,603)	(3,996)
Net income	$17,157	$11,932	$24,880	$15,413

Net income per share:
Basic	$0.74	$0.51	$1.07	$0.66
Diluted	$0.72	$0.50	$1.04	$0.64

Weighted average number of shares outstanding:
Basic	23,309	23,539	23,313	23,510
Diluted	23,921	23,971	23,954	23,961

(1)
For the thirteen weeks ended July 2, 2024 and July 4, 2023, related party costs included in other income, net was an equity method investment loss of $146,000 and $60,000, respectively. For the twenty-six weeks ended July 2, 2024 and July 4, 2023, related party costs included in other income, net was an equity method investment loss of $293,000 and $100,000, respectively See Note 10 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, April 4, 2023	23,529	$—	$71,035	$280,199	$351,234
Exercise of stock options	—	8	(2)	—	6
Issuance of restricted stock units	15	500	(500)	—	—
Repurchase, retirement and reclassification of common stock	—	(508)	—	508	—
Stock-based compensation	—	—	2,874	—	2,874
Net income	—	—	—	11,932	11,932
Balance, July 4, 2023	23,544	$—	$73,407	$292,639	$366,046

Balance, April 2, 2024	23,369	$—	$70,213	$305,139	$375,352
Issuance of restricted stock units	23	990	(1,021)	—	(31)
Repurchase, retirement and reclassification of common stock	(254)	(990)	—	(7,845)	(8,835)
Stock-based compensation	—	—	2,845	—	2,845
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	17,157	17,157
Balance, July 2, 2024	23,138	$—	$72,037	$314,452	$386,489

	For the Twenty-Six Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 3, 2023	23,392	$—	$74,459	$271,056	$345,515
Exercise of stock options	—	8	(2)	—	6
Issuance of restricted stock units	152	6,161	(6,659)	—	(498)
Repurchase, retirement and reclassification of common stock	—	(6,169)	—	6,169	—
Stock-based compensation	—	—	5,609	—	5,609
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	15,413	15,413
Balance, July 4, 2023	23,544	$—	$73,407	$292,639	$366,046

Balance, January 2, 2024	23,184	$—	$77,036	$288,725	$365,761
Exercise of stock options	5	251	(83)	—	168
Issuance of restricted stock units	203	9,430	(10,322)	—	(892)
Repurchase, retirement and reclassification of common stock	(254)	(9,681)	—	846	(8,835)
Stock-based compensation	—	—	5,406	—	5,406
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	24,880	24,880
Balance, July 2, 2024	23,138	$—	$72,037	$314,452	$386,489

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	July 2, 2024	July 4, 2023
Cash flows from operating activities:
Net income	$24,880	$15,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,036	35,320
Non-cash lease expense	15,838	16,310
Amortization of financing costs	109	109
Deferred income taxes	(4,831)	(3,657)
Stock-based compensation expense	5,243	5,420
Loss on disposal and impairment of assets, net	2,712	3,276
Equity method investment	293	100
Changes in assets and liabilities:
Accounts and other receivables	4,202	(2,898)
Inventories, net	188	186
Prepaid expenses and other current assets	4,454	1,796
Other assets, net	(3,779)	(1,638)
Accounts payable	(8,749)	(5,093)
Accrued expenses	(12,427)	874
Operating lease obligations	(23,761)	(23,770)
Other liabilities	2,124	(148)
Net cash provided by operating activities	42,532	41,600

Cash flows from investing activities:
Purchases of property and equipment	(41,349)	(52,912)
Proceeds from sale of assets	—	4
Net cash used in investing activities	(41,349)	(52,908)

Cash flows from financing activities:
Borrowings on line of credit	453,900	355,000
Payments on line of credit	(458,400)	(362,000)
Taxes paid on vested stock units under employee plans	(892)	(498)
Proceeds from exercise of stock options	168	6
Cash dividends accrued under stock compensation plans	(9)	(20)
Repurchase of common stock	(8,835)	—
Net cash used in financing activities	(14,068)	(7,512)

Net decrease in cash and cash equivalents	(12,885)	(18,820)
Cash and cash equivalents, beginning of period	29,070	24,873
Cash and cash equivalents, end of period	$16,185	$6,053

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Twenty-Six Weeks Ended
	July 2, 2024	July 4, 2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,712	$345
Cash paid for interest, net of capitalized interest	$2,311	$1,669
Cash paid for operating lease obligations	$31,153	$31,559
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$13,552	$9,020
Property and equipment acquired and included in accounts payable	$8,639	$14,234
Stock-based compensation capitalized	$163	$189

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the twenty-six weeks ended July 2, 2024 may not be indicative of operating results for the entire year.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	July 2, 2024	January 2, 2024
Gift card liability	$10,285	$14,380
Deferred loyalty revenue	$2,771	$2,510

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Revenue recognized from gift card liability	$2,039	$2,186	$7,903	$8,430
Revenue recognized from guest loyalty program	$996	$1,227	$5,313	$5,309

3. LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date, and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with optional lease term extension periods when the exercise of the lease term extension is reasonably certain and failure to exercise such option would result in an economic penalty. All of our restaurant and office space leases are classified as operating leases. We have elected to account for lease and non-lease components as a single lease component for office and beverage gas equipment. We do not have any finance leases.

Lease costs included in “Occupancy and operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Lease cost	$14,442	$14,788	$28,831	$29,684
Variable lease cost	997	1,417	1,792	2,407
Total lease costs	$15,439	$16,205	$30,623	$32,091

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

Our Credit Facility matures on November 3, 2026, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On July 2, 2024, there were borrowings of $63.5 million and letters of credit of $17.2 million outstanding, leaving $134.3 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage not to exceed 2.00% (with a floor on BSBY of 0.00%), or (b) a percentage not to exceed 1.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, (iii) the BSBY rate plus 1.00%, and (iv) 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA plus lease expenses. The weighted average interest rate during the twenty-six weeks ended July 2, 2024 and July 4, 2023 was approximately 6.9% and 6.6%, respectively.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. On July 2, 2024, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $2.7 million and $2.2 million, for the twenty-six weeks ended July 2, 2024 and July 4, 2023, respectively. We also capitalized approximately $0.2 million and $0.3 million of interest expense related to new restaurant construction during each of the twenty-six weeks ended July 2, 2024 and July 4, 2023, respectively.

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

The following table presents a reconciliation of basic and diluted net income per share, including the number of dilutive equity awards included in the dilutive net income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Numerator:
Net income	$17,157	$11,932	$24,880	$15,413
Denominator:
Weighted-average shares outstanding – basic	23,309	23,539	23,313	23,510
Dilutive effect of equity awards	612	432	641	451
Weighted-average shares outstanding – diluted	23,921	23,971	23,954	23,961

Net income per share:
Basic	$0.74	$0.51	$1.07	$0.66
Diluted	$0.72	$0.50	$1.04	$0.64

For each of the thirteen weeks ended July 2, 2024 and July 4, 2023, there were approximately 1.0 million and 0.9 million, respectively, of equity awards that were excluded from the calculation of diluted net income per share because they were anti-dilutive. For each of the twenty-six weeks ended July 2, 2024 and July 4, 2023, there were approximately 1.0 million and 0.9 million, respectively, of equity awards that were excluded from the calculation of diluted net income per share because they were anti-dilutive.

6. STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. 2024 Equity Incentive Plan, (as it may be amended from time to time, “the Plan”), which replaced our prior Equity Incentive Plan. Under the Plan, we may issue shares of our common stock to team members, officers, directors and consultants. We have historically granted incentive stock options, non-qualified stock options, and service- and performance-based RSUs. In Fiscal 2024, we also granted market-based RSUs. Stock options are charged against the Plan share reserve on the basis of one share for each share of common stock issuable upon exercise of options granted. All options granted under the Plan expire within 10 years of their date of grant. Awards of stock options or stock appreciation rights are charged against the Plan share reserve on the basis of one share for each share granted. All other awards are charged against the 2024 Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as the maximum number that can be granted to a team member during any fiscal year.

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

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Labor and benefits	$529	$410	$1,037	$1,276
General and administrative	$2,237	$2,368	$4,206	$4,144
Capitalized (1)	$79	$95	$163	$189
Total stock-based compensation	$2,845	$2,873	$5,406	$5,609

(1)
Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	July 2, 2024	July 4, 2023
Volatility	67.5%	66.9%
Risk-free interest rate	3.9%	3.5%
Expected life (years)	5	5
Expected dividend yield	—%	—%
Fair value of options granted	$18.86	$18.29

Under our stock-based compensation plan, the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 2, 2024	867	$39.70	648	$41.65
Granted	121	31.86
Exercised	(5)	31.54
Forfeited	(6)	37.69
Outstanding at July 2, 2024	977	$38.79	727	$41.03

As of July 2, 2024, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.1 million, which is expected to be recognized over the next three years.

Restricted Stock Units

Service-Based Restricted Stock Units

The following table presents service-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 2, 2024	822	$31.46
Granted	199	32.13
Released	(165)	38.61
Forfeited	(49)	29.89
Outstanding at July 2, 2024	807	$30.25

As of July 2, 2024, total unrecognized stock-based compensation expense related to non-vested service-based RSUs was approximately $12.8 million, which is expected to be recognized over the next three to five years.

Market-Based and Performance-Based Restricted Stock Units

The following table presents market-based and performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 2, 2024	128	$36.24
Awarded	79	39.09
Released	(65)	46.91
Forfeited	(1)	38.23
Outstanding at July 2, 2024	141	$32.87

The fair value of market-based RSUs was estimated on the grant date using the Monte Carlo simulation model with the following weighted average assumptions:

	For the Twenty-Six Weeks Ended
	July 2, 2024	July 4, 2023
Volatility	49.8%	n/a
Risk-free interest rate	3.8%	n/a
Expected life (years)	3	n/a
Expected dividend yield	—%	n/a
Fair value of market-based awards granted	$34.79	n/a

As of July 2, 2024, the total unrecognized stock-based compensation expense related to non-vested market-based and performance-based RSUs was approximately $2.2 million, which is expected to be recognized over the next three years.

7. INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes.” The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires significant estimates and judgment including estimating the expected operating income for the year, permanent and temporary differences because of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained or the tax environment changes.

Our effective income tax rate for the twenty-six weeks ended July 2, 2024 was a benefit of 11.7% compared to a benefit rate of 35.0% for the comparable twenty-six weeks ended July 4, 2023. The effective tax rate benefit for the twenty-six weeks ended July 2, 2024 and July 4, 2023, was different from the statutory tax rate primarily as a result of significant Federal Insurance Contributions Act (“FICA”) tax tip credits.

As of July 2, 2024, we had unrecognized tax benefits of approximately $1.0 million, of which approximately $0.9 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Twenty-Six Weeks Ended
	July 2, 2024	July 4, 2023
Beginning gross unrecognized tax benefits	$967	$1,249
Increases for tax positions taken in prior years	—	—
Increases for tax positions taken in the current year	51	22
Decreases due to lapse of statute of limitations	—	(236)
Ending gross unrecognized tax benefits	$1,018	$1,035

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of July 2, 2024, the earliest tax year still subject to examination by the Internal Revenue Service is 2020, although 2015 is still open due to amendments related to a net operating loss carryback. The earliest year still subject to examination by a significant state or local taxing authority is 2019.

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

9. SHAREHOLDERS’ EQUITY

Stock Repurchases

During the twenty-six weeks ended July 2, 2024, we repurchased and retired approximately 255,000 shares of our common stock at an average price of $34.70 per share for approximately $8.8 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. In February 2024, our Board of Directors approved an increase in our share repurchase program by $50 million. We currently have approximately $52.2 million available under our authorized $550 million share repurchase program as of July 2, 2024. Repurchases may be made at any time.

Cash Dividends

We currently do not pay any cash dividends. Any payment of quarterly cash dividends will be subject to our Board of Directors determining that the payment of dividends is in the best interest of the Company and its shareholders.

10. RELATED PARTY TRANSACTIONS

Equity Method Investment

During fiscal 2022, we contributed assets valued at $5.0 million to a company, in which our recently retired Chief Executive Officer and current Board member has a less than 1% interest. We recorded this non-cash contribution, in exchange for a 20% ownership of the company, as an investment within “Equity method investment” on our Consolidated Balance Sheets, and the related gain within “Loss on disposal and impairment of assets, net” on our Consolidated Statements of Operations. For the twenty-six weeks ended July 2, 2024 and July 4, 2023, we recorded a net loss related to the investment of $293,000 and $100,000, respectively, within “Other income, net,” and accordingly adjusted the investment carrying amount on our Consolidated Balance Sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2024, as updated in our Form 10-Q for the twenty-six weeks ended July 2, 2024, and in other reports filed subsequently with the SEC.

GENERAL

BJ’s Restaurants is a leading casual dining restaurant brand differentiated by a high-quality, varied menu with compelling value, and a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. As of August 5, 2024, BJ's owns and operates 216 restaurants located in 31 states.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended July 2, 2024 and July 4, 2023, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	25.7	25.9	25.4	26.3
Labor and benefits	36.1	36.2	36.6	36.9
Occupancy and operating	22.7	23.4	22.8	23.3
General and administrative	5.9	6.1	6.3	5.9
Depreciation and amortization	5.2	5.1	5.2	5.1
Restaurant opening	0.1	0.1	0.1	0.2
Loss on disposal and impairment of assets, net	0.6	0.3	0.4	0.5
Total costs and expenses	96.2	97.1	96.9	98.1
Income from operations	3.8	2.9	3.1	1.9

Other income (expense):
Interest expense, net	(0.4)	(0.3)	(0.4)	(0.3)
Other income, net	0.8	0.2	0.5	0.1
Total other income (expense)	0.4	(0.1)	0.1	(0.2)
Income before income taxes	4.2	2.8	3.2	1.7

Income tax benefit	(0.7)	(0.6)	(0.4)	(0.6)
Net income	4.9%	3.4%	3.6%	2.2%

Thirteen Weeks Ended July 2, 2024 Compared to Thirteen Weeks Ended July 4, 2023

Revenues. Total revenues increased by $0.3 million, or 0.1%, to $349.9 million during the thirteen weeks ended July 2, 2024, from $349.7 million during the comparable thirteen-week period of 2023. The increase in revenues consisted of a $6.0 million increase related to sales from new restaurants not yet in our comparable restaurant sales base, offset by a 0.6%, or $2.0 million, decline in comparable restaurant sales, and a $3.3 million decrease related to closed restaurants. The decrease in comparable restaurant sales was due to a decrease in guest traffic of approximately 3.0%, offset by an increase in average check of approximately 2.4%, resulting from menu price increases and changes in mix.

Cost of Sales. Cost of sales decreased by $0.8 million, or 0.9%, to $89.8 million during the thirteen weeks ended July 2, 2024, from $90.6 million during the comparable thirteen-week period of 2023. This was primarily due to lower commodity costs and the effects of our cost savings initiatives. As a percentage of revenues, cost of sales decreased to 25.7% for the current thirteen-week period from 25.9% for the prior year comparable period. This decrease was primarily due to lower inflationary pressure on food costs, menu price increases and the effectiveness of our cost savings initiatives.

Labor and Benefits. Labor and benefit costs for our restaurants decreased by $0.2 million, or 0.2%, to $126.3 million during the thirteen weeks ended July 2, 2024, from $126.5 million during the comparable thirteen-week period of 2023. This was primarily due to $0.2 million related to lower hourly labor and $0.4 million related to lower management compensation costs, offset by $0.2 million increase in taxes and benefits, $0.1 million in higher stock-based compensation expense, and $0.1 million related to higher workers’ compensation costs. As a percentage of revenues, labor and benefit costs decreased to 36.1% for the current thirteen-week period from 36.2% for the prior year comparable period. This decrease was primarily due improved labor efficiency and the effectiveness of our cost savings initiatives. Included in labor and benefits for the thirteen weeks ended July 2, 2024 and July 4, 2023, was approximately $0.5 million and $0.4 million, or 0.2% and 0.1%, of revenues, respectively, of stock-based compensation expense, related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses decreased by $2.3 million, or 2.9%, to $79.6 million during the thirteen weeks ended July 2, 2024, from $81.9 million during the comparable thirteen-week period of 2023. This was primarily due to decreases of $1.8 million in restaurant facility expenses, $0.6 million in marketing-related expenses, and $0.3 million in kitchen and dining supplies, offset by increases of $0.1 million in delivery-related fees and expenses, and $0.3 million in credit card processing fees. As a percentage of revenues, occupancy and operating expenses decreased to 22.7% for the current thirteen-week period from

23.4% for the prior year comparable period. This decrease was primarily related to improved operational efficiency and the effectiveness of our cost savings initiatives.

General and Administrative. General and administrative expenses decreased by $0.6 million, or 2.8%, to $20.6 million during the thirteen weeks ended July 2, 2024, from $21.2 million during the comparable thirteen-week period of 2023. This was primarily due to decreases of $0.5 million in consulting fees, $0.5 million related to our deferred compensation liability, and $0.3 million in corporate expenses, offset by increases of $0.5 million in legal fees, $0.2 million in office expenses, and $0.1 million related to travel and lodging. General and administrative expenses during the thirteen weeks ended July 2, 2024 included $0.6 million of legal costs related to shareholder cooperation agreements and related matters. As a percentage of revenues, general and administrative expenses decreased to 5.9% for the current thirteen-week period from 6.1% for the prior year comparable period. This decrease was primarily due to our ability to leverage our fixed costs. Included in general and administrative costs for the thirteen weeks ended July 2, 2024 and July 4, 2023, was approximately $2.2 million and $2.4 million, or 0.6% and 0.7% of revenues, respectively, of stock-based compensation expense

Depreciation and Amortization. Depreciation and amortization increased by $0.5 million, or 2.6%, to $18.2 million during the thirteen weeks ended July 2, 2024, compared to $17.7 million during the comparable thirteen-week period of 2023. This increase was primarily related to depreciation expense related to our restaurants opened since the thirteen weeks ended July 4, 2023, coupled with depreciation related to our remodeled restaurants, partially offset by the impact of impairment and disposal charges taken in the prior year, and the closure of four restaurants since the thirteen weeks ended July 4, 2023. As a percentage of revenues, depreciation and amortization increased to 5.2% for the current thirteen-week period from 5.1% for the prior year comparable period. This increase was primarily due to a greater increase in depreciation and amortization than the increase in our revenue base.

Restaurant Opening. Restaurant opening expense decreased by $0.1 million, or 20.6%, to $0.3 million during the thirteen weeks ended July 2, 2024, compared to $0.4 million during the comparable thirteen-week period of 2023. This decrease was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $1.9 million during the thirteen weeks ended July 2, 2024, and $1.1 million during the comparable thirteen-week period of 2023. For the thirteen weeks ended July 2, 2024, the cost primarily related to the impairment and reduction in the carrying value of the long-lived assets related to one of our restaurants. For the thirteen weeks ended July 4, 2023, these costs primarily related to disposals of assets in conjunction with initiatives to keep our restaurants up to date.

Interest Expense, Net. Interest expense, net, increased by $0.2 million to $1.3 million during the thirteen weeks ended July 2, 2024, compared to $1.1 million during the comparable thirteen-week period of 2023. This increase was primarily due to the increase in weighted average interest rate year over year, coupled with a higher average outstanding debt balance.

Other Income, Net. Other income, net, increased by $2.2 million to $2.8 million of income during the thirteen weeks ended July 2, 2024, compared to $0.6 million during the comparable thirteen-week period of 2023. This increase was primarily related to a payroll tax credit, offset by losses associated with the cash surrender value of certain life insurance policies under our deferred compensation plan.

Income Tax Benefit. Our effective income tax rate for the thirteen weeks ended July 2, 2024, was a benefit of 16.4% compared to a benefit of 22.7% for the comparable thirteen-week period of 2023. The effective tax rate for the thirteen weeks ended July 2, 2024 and July 4, 2023 was different than the statutory rate primarily due to FICA tax tip credits.

Twenty-Six Weeks Ended July 2, 2024 Compared to Twenty-Six Weeks Ended July 4, 2023

Revenues. Total revenues decreased by $3.7 million, or 0.5%, to $687.3 million during the twenty-six weeks ended July 2, 2024, from $691.0 million during the comparable twenty-six-week period of 2023. The decrease in revenues primarily consisted of a 1.1%, or $7.6 million, decline in comparable restaurant sales, and a $8.5 million decrease related to closed restaurants, offset by a $13.1 million increase related to sales from new restaurants not yet in our comparable restaurant sales base. The decrease in comparable restaurant sales was due to a decrease in guest traffic of approximately 4.4%, offset by an increase in average check of approximately 3.3%, resulting from menu price increases and changes in mix.

Cost of Sales. Cost of sales decreased by $6.7 million, or 3.7%, to $174.8 million during the twenty-six weeks ended July 2, 2024, from $181.5 million during the comparable twenty-six-week period of 2023. This was primarily due to lower commodity costs and the effects of our cost savings initiatives, coupled with lower sales. As a percentage of revenues, cost of sales decreased to 25.4% for the current twenty-six-week period from 26.3% for the prior year comparable period. This decrease was primarily due to lower inflationary pressure on food costs, menu price increases and the effectiveness of our cost savings initiatives.

Labor and Benefits. Labor and benefit costs for our restaurants decreased by $3.5 million, or 1.4%, to $251.3 million during the twenty-six weeks ended July 2, 2024, from $254.9 million during the comparable twenty-six-week period of 2023. This was primarily due to $3.2 million related to lower hourly labor, $0.6 million related to lower workers’ compensation, and $0.2 million in lower stock-based compensation expense, offset by $0.6 million related to increased management compensation costs. As a percentage of revenues, labor and benefit costs decreased to 36.6% for the current twenty-six-week period from 36.9% for the prior year comparable period. This decrease was primarily due to improved labor efficiency and the effectiveness of our cost savings initiatives. Included in labor and benefits for the twenty-six weeks ended July 2, 2024 and July 4, 2023, was approximately $1.0 million and $1.3 million, respectively, or 0.2% of revenues of stock-based compensation expense, related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses decreased by $4.6 million, or 2.9%, to $156.4 million during the twenty-six weeks ended July 2, 2024, from $161.1 million during the comparable twenty-six-week period of 2023. This was primarily due to decreases of $3.2 million in restaurant facilities expenses, $1.7 million related to other operating expenses, $0.6 million in utilities, and $0.4 million in delivery-related fees and expenses, offset by a $0.7 million increase in credit card processing fees. As a percentage of revenues, occupancy and operating expenses decreased to 22.8% for the current twenty-six-week period from 23.3% for the prior year comparable period. This decrease was primarily related to improved operational efficiency and the effectiveness of our cost savings initiatives.

General and Administrative. General and administrative expenses increased by $2.7 million, or 6.6%, to $43.6 million during the twenty-six weeks ended July 2, 2024, from $40.9 million during the comparable twenty-six-week period of 2023. This was primarily due to increases of $1.7 million in legal fees, $1.0 million in corporate expenses related to meeting costs and software amortization, and $0.3 million in travel and lodging, offset by a $0.3 million decrease in incentive compensation. General and administrative costs for the twenty-six weeks ended July 2, 2024 included $1.5 million of legal costs related to shareholder cooperation agreements and related matters, and $0.3 million in severance related to personnel changes. As a percentage of revenues, general and administrative expenses increased to 6.3% for the current twenty-six-week period from 5.9% for the prior year comparable period. This increase was primarily related to increased legal and corporate expenses arising in connection with our previously announced cooperation agreements and related matters with certain investors, coupled with the deleveraging from a lower revenue base. Included in general and administrative costs for the twenty-six weeks ended July 2, 2024 and July 4, 2023, was approximately $4.2 million and $4.1 million, respectively, or 0.6% of revenues of stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization increased by $0.7 million, or 2.0%, to $36.0 million during the twenty-six weeks ended July 2, 2024, compared to $35.3 million during the comparable twenty-six-week period of 2023. This increase was primarily related to depreciation expense related to our restaurants opened since the twenty-six weeks ended July 4, 2023, partially offset by the impact of impairment and disposal charges taken in the prior year, and the closure of four restaurants since the twenty-six weeks ended July 4, 2023. As a percentage of revenues, depreciation and amortization increased to 5.2% for the current twenty-six-week period from 5.1% for the prior year comparable period. This increase was primarily due to increased depreciation expense coupled with a lower revenue base.

Restaurant Opening. Restaurant opening expense decreased by $0.3 million, or 27.2%, to $0.9 million during the twenty-six weeks ended July 2, 2024, compared to $1.2 million during the comparable twenty-six-week period of 2023. This decrease was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $2.7 million during the twenty-six weeks ended July 2, 2024, and $3.3 million during the comparable twenty-six-week period of 2023. For the twenty-six weeks ended July 2, 2024, the cost primarily related to the impairment and reduction in the carrying value of the long-lived assets related to one of our restaurants, coupled with the disposals of assets in conjunction with initiatives to keep our restaurants up to date. For the twenty-six weeks ended July 4, 2023, these costs primarily related to disposals of assets in conjunction with initiatives to keep our restaurants up to date, including the removal of glass partitions in our dining rooms that were installed early in the pandemic.

Interest Expense, Net. Interest expense, net, increased by $0.4 million to $2.7 million during the twenty-six weeks ended July 2, 2024, compared to $2.2 million during the comparable twenty-six-week period of 2023. This increase was primarily due to the increase in weighted average interest rate year over year, coupled with a higher average outstanding debt balance.

Other Income, Net. Other income, net, increased by $2.7 million to $3.5 million of income during the twenty-six weeks ended July 2, 2024, compared to $0.8 million during the comparable twenty-six-week period of 2023. This increase was primarily related to a payroll tax credit.

Income Tax Benefit. Our effective income tax rate for the twenty-six weeks ended July 2, 2024, was a benefit of 11.7% compared to a benefit of 35.0% for the comparable twenty-six-week period of 2023. The effective tax rate for the twenty-six weeks ended July 2, 2024 and July 4, 2023, was different than the statutory rate primarily due to FICA tax tip credits.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	July 2, 2024	January 2, 2024
Cash and cash equivalents	$16,185	$29,070
Net working capital	$(111,704)	$(116,304)
Current ratio	0.3:1.0	0.4:1.0

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Twenty-Six Weeks Ended
	July 2, 2024	July 4, 2023
Net cash provided by operating activities	$42,532	$41,600
Net cash used in investing activities	(41,349)	(52,908)
Net cash used in financing activities	(14,068)	(7,512)
Net decrease in cash and cash equivalents	$(12,885)	$(18,820)

Operating Cash Flows

Net cash provided by operating activities was $42.5 million during the twenty-six weeks ended July 2, 2024, representing a $0.9 million increase from the $41.6 million provided during the twenty-six weeks ended July 4, 2023. The increase is primarily due to improved net income coupled with the timing of accounts receivable receipts, offset by the timing of accounts payable and accrued expense payments.

Investing Cash Flows

Net cash used in investing activities was $41.3 million during the twenty-six weeks ended July 2, 2024, representing a $11.6 million decrease from the $52.9 million used during the twenty-six weeks ended July 4, 2023. The decrease is primarily due to the timing of restaurants under construction, as well as the timing of restaurant remodel activity.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Twenty-Six Weeks Ended
	July 2, 2024	July 4, 2023
New restaurants	$15,406	$20,970
Restaurant maintenance and remodels, and key productivity initiatives	25,391	31,050
Restaurant and corporate systems	552	892
Total capital expenditures	$41,349	$52,912

As of August 5, 2024, we have opened one new restaurant this year and closed one restaurant. We currently plan to open a total of three new restaurants in fiscal 2024, and we have entered into signed leases, land purchase agreements or letters of intent for all of our 2024 new restaurant locations.

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

Financing Cash Flows

Net cash used in financing activities was $14.1 million during the twenty-six weeks ended July 2, 2024, representing a $6.6 million increase from the $7.5 million used during the twenty-six weeks ended July 4, 2023. This increase was primarily due to payments on our line of credit during the twenty-six weeks ended July 2, 2024.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of July 2, 2024, we are not involved in any off-balance sheet arrangements.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2024. During the twenty-six weeks ended July 2, 2024, there were no significant changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $63.5 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.5 million annual impact on our net income.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2024, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 2, 2024, we have cumulatively repurchased shares valued at approximately $497.8 million in accordance with our approved share repurchase plan since its inception in 2014. During the twenty-six weeks ended July 2, 2024, we repurchased and retired shares valued at approximately $8.8 million. Share repurchases were executed through open market purchases, and future share repurchases may be completed through a combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. In February 2024, our Board of Directors approved an increase in our share repurchase program by $50 million. As a result, we had approximately $52.2 million available under our authorized $550 million share repurchase program as of July 2, 2024.

The following table sets forth information with respect to the repurchase of common shares during the twenty-six weeks ended July 2, 2024:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/03/24 - 01/30/24	—	$—	—	$—	$11,055,206
01/31/24 - 02/27/24	—	$—	—	$50,000,000	$61,055,206
02/28/24 - 04/02/24	—	$—	—	$—	$61,055,206
04/03/24 - 04/30/24	—	$—	—	$—	$61,055,206
05/01/24 - 05/28/24	86,960	$34.54	86,960	$—	$58,051,544
05/29/24 - 07/02/24	167,665	$34.78	167,665	$—	$52,220,358
Total	254,625		254,625
(1)
Period information is presented in accordance with our fiscal months during fiscal 2024.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 14, 2020.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

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

BJ’S RESTAURANTS, INC.
(Registrant)

August 5, 2024	By:	/s/ GREGORY S. LEVIN
Gregory S. Levin
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ THOMAS A. HOUDEK
Thomas A. Houdek
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)