Form 10-Q
period 2024-10-01
BJs RESTAURANTS INC
filed 2024-11-04
CIK 1013488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2024

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

As of November 1, 2024, there were 22,816,526 shares of Common Stock of the Registrant outstanding.

BJ’S RESTAURANTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BJ’S RESTAURANTS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 1, 2024	January 2, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,422	$29,070
Accounts and other receivables, net	17,503	19,469
Inventories, net	12,938	13,245
Prepaid expenses and other current assets	15,605	21,237
Total current assets	64,468	83,021

Property and equipment, net	528,125	525,190
Operating lease assets	341,332	350,091
Goodwill	4,673	4,673
Equity method investment	4,389	4,770
Deferred income taxes, net	55,105	50,147
Other assets, net	43,692	40,562
Total assets	$1,041,784	$1,058,454

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,658	$60,641
Accrued expenses	102,626	101,295
Current operating lease obligations	32,856	37,389
Total current liabilities	183,140	199,325

Long-term operating lease obligations	401,696	414,114
Long-term debt	66,500	68,000
Other liabilities	14,273	11,254
Total liabilities	665,609	692,693

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 125,000 shares authorized and 22,896 and 23,184 shares issued and outstanding as of October 1, 2024 and January 2, 2024, respectively	—	—
Capital surplus	71,652	77,036
Retained earnings	304,523	288,725
Total shareholders’ equity	376,175	365,761
Total liabilities and shareholders’ equity	$1,041,784	$1,058,454

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
Revenues	$325,702	$318,644	$1,012,963	$1,009,594
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	86,673	82,652	261,462	264,143
Labor and benefits	120,718	118,198	372,048	373,053
Occupancy and operating	80,322	80,020	236,746	241,078
General and administrative	20,960	19,473	64,561	60,373
Depreciation and amortization	18,193	17,879	54,229	53,199
Restaurant opening	1,115	1,379	2,005	2,601
Loss on disposal and impairment of assets, net	329	1,430	3,041	4,706
Total costs and expenses	328,310	321,031	994,092	999,153
(Loss) income from operations	(2,608)	(2,387)	18,871	10,441

Other (expense) income:
Interest expense, net	(1,342)	(1,013)	(4,012)	(3,242)
Other income (expense), net (1)	763	(3)	4,231	815
Total other (expense) income	(579)	(1,016)	219	(2,427)
(Loss) income before income taxes	(3,187)	(3,403)	19,090	8,014

Income tax (benefit) expense	(260)	401	(2,863)	(3,595)
Net (loss) income	$(2,927)	$(3,804)	$21,953	$11,609

Net (loss) income per share:
Basic	$(0.13)	$(0.16)	$0.94	$0.49
Diluted	$(0.13)	$(0.16)	$0.92	$0.48

Weighted average number of shares outstanding:
Basic	23,111	23,542	23,246	23,521
Diluted	23,111	23,542	23,864	23,986

(1)
For the thirteen weeks ended October 1, 2024 and October 3, 2023, related party costs included in other income, net was an equity method investment loss of $88,000 and $29,000, respectively. For the thirty-nine weeks ended October 1, 2024 and October 3, 2023, related party costs included in other income, net was an equity method investment loss of $381,000 and $129,000, respectively See Note 10 for further information.

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

	For the Thirteen Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, July 4, 2023	23,544	$—	$73,407	$292,639	$366,046
Exercise of stock options	8	246	19	—	265
Issuance of restricted stock units	21	804	(806)	—	(2)
Repurchase, retirement and reclassification of common stock	(164)	(1,050)	—	(3,250)	(4,300)
Stock-based compensation	—	—	2,765	—	2,765
Net loss	—	—	—	(3,804)	(3,804)
Balance, October 3, 2023	23,409	$—	$75,385	$285,585	$360,970

Balance, July 2, 2024	23,138	$—	$72,037	$314,452	$386,489
Issuance of restricted stock units	27	1,246	(1,390)	—	(144)
Repurchase, retirement and reclassification of common stock	(269)	(1,246)	—	(7,002)	(8,248)
Stock-based compensation	—	—	1,005	—	1,005
Adjustment to dividends previously accrued	—	—	—	—	—
Net loss	—	—	—	(2,927)	(2,927)
Balance, October 1, 2024	22,896	$—	$71,652	$304,523	$376,175

	For the Thirty-Nine Weeks Ended
	Common Stock		Capital	Retained
	Shares	Amount	Surplus	Earnings	Total
Balance, January 3, 2023	23,392	$—	$74,459	$271,056	$345,515
Exercise of stock options	8	254	17	—	271
Issuance of restricted stock units	173	6,965	(7,465)	—	(500)
Repurchase, retirement and reclassification of common stock	(164)	(7,219)	—	2,919	(4,300)
Stock-based compensation	—	—	8,374	—	8,374
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	11,609	11,609
Balance, October 3, 2023	23,409	$—	$75,385	$285,585	$360,970

Balance, January 2, 2024	23,184	$—	$77,036	$288,725	$365,761
Exercise of stock options	5	251	(83)	—	168
Issuance of restricted stock units	230	10,676	(11,712)	—	(1,036)
Repurchase, retirement and reclassification of common stock	(523)	(10,927)	—	(6,156)	(17,083)
Stock-based compensation	—	—	6,411	—	6,411
Adjustment to dividends previously accrued	—	—	—	1	1
Net income	—	—	—	21,953	21,953
Balance, October 1, 2024	22,896	$—	$71,652	$304,523	$376,175

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	October 1, 2024	October 3, 2023
Cash flows from operating activities:
Net income	$21,953	$11,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,229	53,199
Non-cash lease expense	23,899	24,753
Amortization of financing costs	163	163
Deferred income taxes	(4,958)	(3,998)
Stock-based compensation expense	6,156	8,089
Loss on disposal and impairment of assets, net	3,041	4,706
Equity method investment	381	129
Changes in assets and liabilities:
Accounts and other receivables	2,816	12,658
Inventories, net	801	(2,097)
Prepaid expenses and other current assets	3,512	(152)
Other assets, net	(4,189)	(2,091)
Accounts payable	(9,383)	(4,619)
Accrued expenses	1,343	4,344
Operating lease obligations	(32,941)	(33,099)
Other liabilities	3,019	17
Net cash provided by operating activities	69,842	73,611

Cash flows from investing activities:
Purchases of property and equipment	(61,028)	(81,968)
Proceeds from sale of assets	—	4
Net cash used in investing activities	(61,028)	(81,964)

Cash flows from financing activities:
Borrowings on line of credit	646,100	534,000
Payments on line of credit	(647,600)	(534,000)
Taxes paid on vested stock units under employee plans	(1,036)	(500)
Proceeds from exercise of stock options	168	271
Cash dividends accrued under stock compensation plans	(11)	(26)
Repurchase of common stock	(17,083)	(4,300)
Net cash used in financing activities	(19,462)	(4,555)

Net decrease in cash and cash equivalents	(10,648)	(12,908)
Cash and cash equivalents, beginning of period	29,070	24,873
Cash and cash equivalents, end of period	$18,422	$11,965

See accompanying notes to unaudited consolidated financial statements.

BJ’S RESTAURANTS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Thirty-Nine Weeks Ended
	October 1, 2024	October 3, 2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,723	$406
Cash paid for interest, net of capitalized interest	$3,420	$2,538
Cash paid for operating lease obligations	$46,826	$47,609
Supplemental disclosure of non-cash investing and financing activities:
Operating lease assets obtained in exchange for operating lease obligations	$15,990	$14,730
Property and equipment acquired and included in accounts payable	$6,314	$9,301
Stock-based compensation capitalized	$255	$285

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates. Our operating results for the thirty-nine weeks ended October 1, 2024 may not be indicative of operating results for the entire year.

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

The liability related to our gift card and loyalty program, included in “Accrued expenses” on our Consolidated Balance Sheets is as follows (in thousands):

	October 1, 2024	January 2, 2024
Gift card liability	$9,793	$14,380
Deferred loyalty revenue	$2,735	$2,510

Revenue recognized for the redemption of gift cards and loyalty rewards deferred at the beginning of each respective fiscal year is as follows (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
Revenue recognized from gift card liability	$1,405	$1,493	$9,308	$9,923
Revenue recognized from guest loyalty program	$906	$929	$6,220	$6,239

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

Lease costs included in “Occupancy and operating” on the Consolidated Statements of Operations consisted of the following (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
Lease cost	$14,315	$15,133	$43,146	$44,817
Variable lease cost	834	700	2,626	3,107
Total lease costs	$15,149	$15,833	$45,772	$47,924

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

Our Credit Facility matures on November 3, 2026, and provides us with revolving loan commitments totaling $215 million, which may be increased up to $315 million, of which $50 million may be used for the issuance of letters of credit. Availability under the Credit Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. On October 1, 2024, there were borrowings of $66.5 million and letters of credit of $17.2 million outstanding, leaving $131.3 million available to borrow.

Borrowings under the Line of Credit bear interest at an annual rate equal to either (a) the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a percentage not to exceed 2.00% (with a floor on BSBY of 0.00%), or (b) a percentage not to exceed 1.00% above a Base Rate equal to the highest of (i) the Federal Funds Rate plus 1/2 of 1.00%, (ii) BofA’s Prime Rate, (iii) the BSBY rate plus 1.00%, and (iv) 1.00%, in either case depending on the level of lease and debt obligations of the Company as compared to EBITDA plus lease expenses. The weighted average interest rate during the thirty-nine weeks ended October 1, 2024 and October 3, 2023 was approximately 6.9% and 6.6%, respectively. Effective October 29, 2024, we amended our Credit Facility to replace the referenced interest rate from BSBY, which will no longer be reported effective in November 2024, to a term Secured Overnight Financing Rate (“Term SOFR”). See Note 11 for further information.

The Credit Facility is secured by the Company’s assets and contains provisions requiring us to maintain compliance with certain covenants, including a Fixed Charge Coverage Ratio and a Lease Adjusted Leverage Ratio. On October 1, 2024, we were in compliance with these covenants.

Pursuant to the Line of Credit, we are required to pay certain customary fees and expenses associated with maintenance and use of the Line of Credit, including letter of credit issuance fees, unused commitment fees and interest, which are payable monthly. Interest expense and commitment fees under the Credit Facility were approximately $4.0 million and $3.2 million, for the thirty-nine weeks ended October 1, 2024 and October 3, 2023, respectively. We also capitalized approximately $0.2 million and $0.4 million of interest expense related to new restaurant construction during each of the thirty-nine weeks ended October 1, 2024 and October 3, 2023, respectively.

5. NET INCOME PER SHARE

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

The following table presents a reconciliation of basic and diluted net (loss) income per share, including the number of dilutive equity awards included in the dilutive net (loss) income per share computation (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
Numerator:
Net (loss) income	$(2,927)	$(3,804)	$21,953	$11,609
Denominator:
Weighted-average shares outstanding – basic	23,111	23,542	23,246	23,521
Dilutive effect of equity awards	—	—	618	465
Weighted-average shares outstanding – diluted	23,111	23,542	23,864	23,986

Net (loss) income per share:
Basic	$(0.13)	$(0.16)	$0.94	$0.49
Diluted	$(0.13)	$(0.16)	$0.92	$0.48

For each of the thirteen weeks ended October 1, 2024 and October 3, 2023, there were approximately 1.0 million and 1.8 million, respectively, of equity awards that were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive. For each of the thirty-nine weeks ended October 1, 2024 and October 3, 2023, there were approximately 1.0 million and 1.8 million, respectively, of equity awards that were excluded from the calculation of diluted net income per share because they were anti-dilutive.

6. STOCK-BASED COMPENSATION

Our current shareholder approved stock-based compensation plan is the BJ’s Restaurants, Inc. 2024 Equity Incentive Plan, (as it may be amended from time to time, “the Plan”). Under the Plan, we may issue shares of our common stock to team members, officers, directors and consultants. We have historically granted incentive stock options, non-qualified stock options, and service- and performance-based RSUs. In Fiscal 2024, we also granted market-based RSUs. Stock options are charged against the Plan share reserve on the basis of one share for each share of common stock issuable upon exercise of options granted. All options granted under the Plan expire within 10 years of their date of grant. Awards of stock options or stock appreciation rights are charged against the Plan share reserve on the basis of one share for each share granted. All other awards are charged against the 2024 Plan share reserve on the basis of 1.5 shares for each share granted. The Plan also contains other limits on the terms of incentive grants such as the maximum number that can be granted to a team member during any fiscal year.

We use the Black-Scholes option-pricing model to determine the fair value of our stock options, and we use the Monte Carlo simulation model to determine the fair value of our performance-based RSUs, which include a market-based metric. Both models require assumptions to be made regarding our stock price volatility, the expected life of the award, risk-free interest rate and expected dividend rates. The fair value of service-based and performance-based RSUs granted is equal to the fair value of our common stock at market close on the date of grant or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The grant date fair value of each stock option, market-based and service-based RSU is expensed over the vesting period (e.g., one, three or five years) and the fair value of each performance-based RSU is expensed based on the estimated quantity that is expected to vest corresponding with management's current estimate of the level that the performance goal will be achieved.

The following table presents the stock-based compensation recognized within our consolidated financial statements (in thousands):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
Labor and benefits	$727	$577	$1,764	$1,853
General and administrative	$185	$2,092	$4,392	$6,236
Capitalized (1)	$92	$97	$255	$285
Total stock-based compensation	$1,004	$2,766	$6,411	$8,374

(1)
Capitalized stock-based compensation relates to our restaurant development personnel and is included in “Property and equipment, net” on the Consolidated Balance Sheets.

Stock Options

The fair value of each stock option was estimated on the grant date using the Black‑Scholes option-pricing model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	October 1, 2024	October 3, 2023
Volatility	67.5%	66.9%
Risk-free interest rate	3.9%	3.5%
Expected life (years)	5	5
Expected dividend yield	—%	—%
Fair value of options granted	$18.86	$18.31

Under our stock-based compensation plan, the exercise price of a stock option is required to equal or exceed the fair value of our common stock at market close on the option grant date or the last trading day prior to the date of grant when grants take place on a day when the market is closed. The following table presents stock option activity:

	Options Outstanding		Options Exercisable
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 2, 2024	867	$39.70	648	$41.65
Granted	141	31.87
Exercised	(5)	31.54
Forfeited	(80)	32.34
Outstanding at October 1, 2024	923	$39.20	741	$41.10

As of October 1, 2024, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.2 million, which is expected to be recognized over the next three years.

Restricted Stock Units

Service-Based Restricted Stock Units

The following table presents service-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 2, 2024	822	$31.46
Granted	257	32.94
Released	(196)	38.80
Forfeited	(111)	29.96
Outstanding at October 1, 2024	772	$30.29

As of October 1, 2024, total unrecognized stock-based compensation expense related to non-vested service-based RSUs was approximately $11.7 million, which is expected to be recognized over the next three to five years.

Performance-Based Restricted Stock Units

The following table presents performance-based restricted stock unit activity:

	Shares (in thousands)	Weighted Average Fair Value
Outstanding at January 2, 2024	128	$36.24
Awarded	79	39.09
Released	(65)	46.91
Forfeited	(59)	32.93
Outstanding at October 1, 2024	83	$32.89

The fair value of performance-based RSUs, which include a market-based metric, was estimated on the grant date using the Monte Carlo simulation model with the following weighted average assumptions:

	For the Thirty-Nine Weeks Ended
	October 1, 2024	October 3, 2023
Volatility	49.8%	n/a
Risk-free interest rate	3.8%	n/a
Expected life (years)	3	n/a
Expected dividend yield	—%	n/a
Fair value of market-based awards granted	$34.79	n/a

As of October 1, 2024, the total unrecognized stock-based compensation expense related to non-vested market-based and performance-based RSUs was approximately $1.1 million, which is expected to be recognized over the next three years.

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

Our effective income tax rate for the thirty-nine weeks ended October 1, 2024 was a benefit of 15.0% compared to a benefit rate of 44.9% for the comparable thirty-nine weeks ended October 3, 2023. The effective tax rate benefit for the thirty-nine weeks ended October 1, 2024 and October 3, 2023, was different from the statutory tax rate primarily as a result of significant Federal Insurance Contributions Act (“FICA”) tax tip credits.

As of October 1, 2024, we had unrecognized tax benefits of approximately $1.1 million, of which approximately $1.0 million, if reversed, would impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is the following (in thousands):

	For the Thirty-Nine Weeks Ended
	October 1, 2024	October 3, 2023
Beginning gross unrecognized tax benefits	$967	$1,249
Increases for tax positions taken in prior years	29	102
Increases for tax positions taken in the current year	100	123
Decreases due to lapse of statute of limitations	—	(236)
Ending gross unrecognized tax benefits	$1,096	$1,238

Our uncertain tax positions are related to tax years that remain subject to examination by tax agencies. As of October 1, 2024, the earliest tax year still subject to examination by the Internal Revenue Service is 2020, although 2015 is still open due to amendments related to a net operating loss carryback. The earliest year still subject to examination by a significant state or local taxing authority is 2019.

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

9. SHAREHOLDERS’ EQUITY

Stock Repurchases

During the thirty-nine weeks ended October 1, 2024, we repurchased and retired approximately 523,000 shares of our common stock at an average price of $32.67 per share for approximately $17.1 million, which is recorded as a reduction in common stock, with any excess charged to retained earnings. In February 2024, our Board of Directors approved an increase in our share repurchase program by $50 million. We currently have approximately $44.0 million available under our authorized $550 million share repurchase program as of October 1, 2024. Repurchases may be made at any time.

Cash Dividends

We currently do not pay any cash dividends. Any payment of quarterly cash dividends will be subject to our Board of Directors determining that the payment of dividends is in the best interest of the Company and its shareholders.

10. RELATED PARTY TRANSACTIONS

Equity Method Investment

During fiscal 2022, we contributed assets valued at $5.0 million to a company, in which our Board member and former Chief Executive Officer has a less than 1% interest. We recorded this non-cash contribution, in exchange for a 20% ownership of the company, as an investment within “Equity method investment” on our Consolidated Balance Sheets, and the related gain within “Loss on disposal and impairment of assets, net” on our Consolidated Statements of Operations. For the thirty-nine weeks ended October 1, 2024 and October 3, 2023, we recorded a net loss related to the investment of $0.4 million and $0.1 million, respectively, within “Other income, net,” and accordingly adjusted the investment carrying amount on our Consolidated Balance Sheets.

11. SUBSEQUENT EVENTS

Effective October 29, 2024, we entered into an Amendment No. 1 (Conforming Changes) to Fourth Amended and Restated Credit Agreement (“the Amendment”) with Bank of America, N.A. (“BofA”), as the Administrative Agent pursuant to which the Company modified the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), dated November 3, 2021, with Bank of America, N.A. BofA, JPMorgan Chase Bank, N.A., and certain other parties. Pursuant to the Amendment, the referenced interest rate was changed from the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) (which will no longer be reported effective in November 2024), to a term Secured Overnight Financing Rate (“Term SOFR”). The impact of this change is expected to be immaterial on our Consolidated Statements of Operations. See Note 4 for further information.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information included in this Form 10-Q and other filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers may contain “forward-looking” statements about our current and expected performance trends, growth plans, business goals and other matters. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify “forward-looking” statements. These statements, and any other statements that are not historical facts, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The cautionary statements made in this Form 10-Q should be read as being applicable to all related “forward-looking” statements wherever they appear in this Form 10-Q. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2024, as updated in our Form 10-Q for the thirty-nine weeks ended October 1, 2024, and in other reports filed subsequently with the SEC.

GENERAL

BJ’s Restaurants is a leading casual dining restaurant brand differentiated by a high-quality, varied menu with compelling value, and a dining experience that offers our customers (referred to as “guests”) best-in-class service, hospitality and enjoyment, in a high-energy, welcoming and approachable atmosphere. As of November 4, 2024, BJ's owns and operates 218 restaurants located in 31 states.

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

RESULTS OF OPERATIONS

The following table provides, for the periods indicated, our unaudited Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended October 1, 2024 and October 3, 2023, are not necessarily indicative of the results to be expected for the full fiscal year. Percentages below may not reconcile due to rounding.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2024	October 3, 2023	October 1, 2024	October 3, 2023
Revenues	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs (excluding depreciation and amortization):
Cost of sales	26.6	25.9	25.8	26.2
Labor and benefits	37.1	37.1	36.7	37.0
Occupancy and operating	24.7	25.1	23.4	23.9
General and administrative	6.4	6.1	6.4	6.0
Depreciation and amortization	5.6	5.6	5.4	5.3
Restaurant opening	0.3	0.4	0.2	0.3
Loss on disposal and impairment of assets, net	0.1	0.4	0.3	0.5
Total costs and expenses	100.8	100.7	98.1	99.0
(Loss) income from operations	(0.8)	(0.7)	1.9	1.0

Other (expense) income:
Interest expense, net	(0.4)	(0.3)	(0.4)	(0.3)
Other income (expense), net	0.2	0.0	0.4	0.1
Total other (expense) income	(0.2)	(0.3)	0.0	(0.2)
(Loss) income before income taxes	(1.0)	(1.1)	1.9	0.8

Income tax (benefit) expense	(0.1)	0.1	(0.3)	(0.4)
Net (loss) income	(0.9)%	(1.2)%	2.2%	1.1%

Thirteen Weeks Ended October 1, 2024 Compared to Thirteen Weeks Ended October 3, 2023

Revenues. Total revenues increased by $7.1 million, or 2.2%, to $325.7 million during the thirteen weeks ended October 1, 2024, from $318.6 million during the comparable thirteen-week period of 2023. The increase in revenues primarily consisted of a 1.7%, or $5.2 million, increase in comparable restaurant sales, and $5.4 million related to sales from new restaurants not yet in our comparable restaurant sales base. This increase was offset by a $2.7 million decrease related to closed restaurants and $0.7 million primarily related to gift card breakage and loyalty redemptions. The increase in comparable restaurant sales was due to an increase in guest traffic of approximately 1.3%, coupled with an increase in average check of approximately 0.4%, resulting from menu price increases, changes in mix and a higher level of promotions.

Cost of Sales. Cost of sales increased by $4.0 million, or 4.9%, to $86.7 million during the thirteen weeks ended October 1, 2024, from $82.7 million during the comparable thirteen-week period of 2023. This was primarily due to higher commodity costs related to poultry and avocados. As a percentage of revenues, cost of sales increased to 26.6% for the current thirteen-week period from 25.9% for the prior year comparable period. This increase was primarily due to higher commodity costs and a higher level of promotions, partially offset by menu price increases.

Labor and Benefits. Labor and benefit costs for our restaurants increased by $2.5 million, or 2.1%, to $120.7 million during the thirteen weeks ended October 1, 2024, from $118.2 million during the comparable thirteen-week period of 2023. This was primarily due to $1.5 million related to higher management compensation, $0.9 million related to higher hourly labor, $0.8 million in taxes and benefits, and $0.1 million in higher stock-based compensation expense, offset by $0.9 million related to lower workers’ compensation costs. As a percentage of revenues, labor and benefit costs remained consistent at 37.1% for the current thirteen-week period and the prior year comparable period. Included in labor and benefits for the thirteen weeks ended October 1, 2024 and October 3, 2023, was approximately $0.7 million and $0.6 million, respectively, or 0.2%, of revenues of stock-based compensation expense, related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses increased by $0.3 million, or 0.4%, to $80.3 million during the thirteen weeks ended October 1, 2024, from $80.0 million during the comparable thirteen-week period of 2023. This was primarily due to increases of $1.2 million in marketing-related expenses, offset by decreases of $0.9 million in restaurant facility expenses. As a percentage of revenues, occupancy and operating expenses decreased to 24.7% for the current thirteen-week period from 25.1% for the prior year comparable period. This decrease was primarily related to improved operational efficiency and the effectiveness of our cost savings initiatives, coupled with a higher revenue base.

General and Administrative. General and administrative expenses increased by $1.5 million, or 7.6%, to $21.0 million during the thirteen weeks ended October 1, 2024, from $19.5 million during the comparable thirteen-week period of 2023. This was primarily due to increases of $1.7 million in personnel related costs, $0.8 million related to our deferred compensation liability, $0.4 million in legal fees, $0.3 million in office expenses, and $0.3 million in recruiting related expenses, offset by lower stock-based compensation of $1.9 million, and incentive compensation of $0.4 million. General and administrative expenses during the thirteen weeks ended October 1, 2024 included a net charge of $1.7 million related to our leadership transition and severance, relocation and signing bonus expenses, offset by a $2.1 million stock-based compensation credit related to the reversal of previously awarded stock-based compensation expense in conjunction with our leadership transition. As a percentage of revenues, general and administrative expenses increased to 6.4% for the current thirteen-week period from 6.1% for the prior year comparable period. This increase is primarily related to increased deferred compensation liability and personnel costs, coupled with legal and recruiting fees, offset by lower stock-based compensation expense related to our leadership transition. Included in general and administrative costs was stock-based compensation expense of approximately $0.2 million and $2.1 million, or 0.1% and 0.7% of revenues for the thirteen weeks ended October 1, 2024 and October 3, 2023, respectively.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million, or 1.8%, to $18.2 million during the thirteen weeks ended October 1, 2024, compared to $17.9 million during the comparable thirteen-week period of 2023. This increase was primarily related to depreciation expense related to our restaurants opened since the thirteen weeks ended October 3, 2023, coupled with depreciation related to our remodeled restaurants, partially offset by the impact of impairment and disposal charges taken in the prior year, and the closure of two restaurants since the thirteen weeks ended October 3, 2023. As a percentage of revenues, depreciation and amortization remained consistent at 5.6% for the current thirteen-week period and the prior year comparable period.

Restaurant Opening. Restaurant opening expense decreased by $0.3 million, or 19.1%, to $1.1 million during the thirteen weeks ended October 1, 2024, compared to $1.4 million during the comparable thirteen-week period of 2023. This decrease was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $0.3 million during the thirteen weeks ended October 1, 2024, and $1.4 million during the comparable thirteen-week period of 2023. For the thirteen weeks ended October 1, 2024, the costs primarily related to disposals of assets in conjunction with initiatives to keep our restaurants up to date. For the thirteen weeks ended October 3, 2023, the costs primarily related to disposals of assets in conjunction with initiatives to keep our restaurants up to date as well as the closure of an under-performing restaurant in the quarter.

Interest Expense, Net. Interest expense, net, increased by $0.3 million to $1.3 million during the thirteen weeks ended October 1, 2024, compared to $1.0 million during the comparable thirteen-week period of 2023. This increase was primarily due to the increase in weighted average interest rate year over year, coupled with a higher average outstanding debt balance.

Other Income, Net. Other income, net, increased to $0.8 million of income during the thirteen weeks ended October 1, 2024. This increase was primarily related to gains associated with the cash surrender value of certain life insurance policies under our deferred compensation plan.

Income Tax Benefit. Our effective income tax rate for the thirteen weeks ended October 1, 2024, was a benefit of 8.2% compared to an expense of 11.8% for the comparable thirteen-week period of 2023. The effective tax rate for the thirteen weeks ended October 1, 2024 and October 3, 2023 was different than the statutory rate primarily due to FICA tax tip credits.

Thirty-Nine Weeks Ended October 1, 2024 Compared to Thirty-Nine-Weeks Ended October 3, 2023

Revenues. Total revenues increased by $3.4 million, or 0.3%, to $1.0 billion during the thirty-nine weeks ended October 1, 2024. The increase in revenues primarily consisted of an $18.5 million increase related to sales from new restaurants not yet in our comparable restaurant sales base, offset by a 0.2%, or $2.4 million, decline in comparable restaurant sales, an $11.2 million decrease related to closed restaurants, and $1.5 million primarily related to gift card breakage and loyalty redemptions. The decrease in comparable restaurant sales was due to a decrease in guest traffic of approximately 2.5%, offset by an increase in average check of approximately 2.3%, resulting from menu price increases and changes in mix.

Cost of Sales. Cost of sales decreased by $2.7 million, or 1.0%, to $261.5 million during the thirty-nine weeks ended October 1, 2024, from $264.1 million during the comparable thirty-nine-week period of 2023. This was primarily due to the effects of our cost savings initiatives, partially offset by higher commodity costs and a higher level of promotions. As a percentage of revenues, cost of sales decreased to 25.8% for the current thirty-nine-week period from 26.2% for the prior year comparable period. This decrease was primarily due to a higher revenue base, menu price increases and the effectiveness of our cost savings initiative, partially offset by higher commodity costs and a higher level of promotions.

Labor and Benefits. Labor and benefit costs for our restaurants decreased by $1.0 million, or 0.3%, to $372.0 million during the thirty-nine weeks ended October 1, 2024, from $373.1 million during the comparable thirty-nine-week period of 2023. This was primarily due to $2.3 million related to lower hourly labor and $1.5 million related to lower workers’ compensation, offset by $2.1 million related to increased management compensation costs and $0.7 million related to taxes and benefits. As a percentage of revenues, labor and benefit costs decreased to 36.7% for the current thirty-nine-week period from 37.0% for the prior year comparable period. This decrease was primarily due to improved labor efficiency and the effectiveness of our cost savings initiatives. Included in labor and benefits for the thirty-nine weeks ended October 1, 2024 and October 3, 2023, was approximately $1.8 million and $1.9 million, respectively, or 0.2% of revenues of stock-based compensation expense, related to equity awards granted in accordance with our Gold Standard Stock Ownership Program for certain restaurant management team members.

Occupancy and Operating. Occupancy and operating expenses decreased by $4.3 million, or 1.8%, to $236.7 million during the thirty-nine weeks ended October 1, 2024, from $241.1 million during the comparable thirty-nine-week period of 2023. This was primarily due to decreases of $4.1 million in restaurant facilities expenses, $1.0 million related to equipment rental, $0.9 million in utilities, and $0.3 million in delivery-related fees and expenses, offset by a $1.0 million increase in credit card processing fees and $1.3 million in marketing expenditures. As a percentage of revenues, occupancy and operating expenses decreased to 23.4% for the current thirty-nine-week period from 23.9% for the prior year comparable period. This decrease was primarily related to improved operational efficiency and the effectiveness of our cost savings initiatives.

General and Administrative. General and administrative expenses increased by $4.2 million, or 6.9%, to $64.6 million during the thirty-nine weeks ended October 1, 2024, from $60.4 million during the comparable thirty-nine-week period of 2023. This was primarily due to increases of $2.1 million in legal fees, $1.9 million in personnel related costs, $1.1 million in corporate expenses related to meeting costs and software amortization, $0.9 million related to our deferred compensation liability, $0.2 million in travel related expenses, and $0.2 million related to recruiting, offset by lower stock-based compensation expense of $1.8 million, and a $0.8 million decrease in incentive compensation. General and administrative costs for the thirty-nine weeks ended October 1, 2024 included a net charge of $1.7 million related to our leadership transition and severance, relocation and signing bonus expenses, $1.5 million of legal costs related to shareholder cooperation agreements and related matters, and $0.3 million in severance related to personnel changes, offset by a $2.1 million stock-based compensation credit related to the reversal of previously awarded stock-based compensation expense in conjunction with our leadership transition. As a percentage of revenues, general and administrative expenses increased to 6.4% for the current thirty-nine-week period from 6.0% for the prior year comparable period. This increase was primarily related to increased legal and corporate expenses arising in connection with our previously announced cooperation agreements and related matters with certain investors. Included in general and administrative costs was stock-based compensation expense of approximately $4.4 million and $6.2 million, or 0.4% and 0.6% of revenues for the thirty-nine weeks ended October 1, 2024 and October 3, 2023, respectively.

Depreciation and Amortization. Depreciation and amortization increased by $1.0 million, or 1.9%, to $54.2 million during the thirty-nine weeks ended October 1, 2024, compared to $53.2 million during the comparable thirty-nine-week period of 2023. This increase was primarily related to depreciation expense related to our restaurants opened since the thirty-nine weeks ended October 3, 2023, partially offset by the impact of impairment and disposal charges taken in the prior year, and the closure of two restaurants since the thirty-nine weeks ended October 3, 2023. As a percentage of revenues, depreciation and amortization increased to 5.4% for the current thirty-nine-week period from 5.3% for the prior year comparable period. This increase was primarily due to increased depreciation expense.

Restaurant Opening. Restaurant opening expense decreased by $0.6 million, or 22.9%, to $2.0 million during the thirty-nine weeks ended October 1, 2024, compared to $2.6 million during the comparable thirty-nine-week period of 2023. This decrease was primarily due to the timing of openings.

Loss on Disposal and Impairment of Assets, Net. Loss on disposal and impairment of assets, net, was $3.0 million during the thirty-nine weeks ended October 1, 2024, and $4.7 million during the comparable thirty-nine-week period of 2023. For the thirty-nine weeks ended October 1, 2024, the cost primarily related to the impairment and reduction in the carrying value of the long-lived assets related to one of our restaurants, coupled with the disposals of assets in conjunction with initiatives to keep our restaurants up to date. For the thirty-nine weeks ended October 3, 2023, these costs primarily relate to disposals of assets in conjunction with initiatives to keep our restaurants up to date, including our restaurant remodel initiative and the removal of glass partitions in our dining rooms that were installed during the pandemic, as well as the closure of four under-performing restaurants.

Interest Expense, Net. Interest expense, net, increased by $0.8 million to $4.0 million during the thirty-nine weeks ended October 1, 2024, compared to $3.2 million during the comparable thirty-nine-week period of 2023. This increase was primarily due to the increase in weighted average interest rate year over year, coupled with a higher average outstanding debt balance.

Other Income, Net. Other income, net, increased by $3.4 million to $4.2 million of income during the thirty-nine weeks ended October 1, 2024, compared to $0.8 million during the comparable thirty-nine-week period of 2023. This increase was primarily related to a payroll tax credit.

Income Tax Benefit. Our effective income tax rate for the thirty-nine weeks ended October 1, 2024, was a benefit of 15.0% compared to a benefit of 44.9% for the comparable thirty-nine-week period of 2023. The effective tax rate for the thirty-nine weeks ended October 1, 2024 and October 3, 2023, was different than the statutory rate primarily due to FICA tax tip credits.

LIQUIDITY AND MATERIAL CASH REQUIREMENTS

The following table provides, for the periods indicated, a summary of our key liquidity measurements (dollars in thousands):

	October 1, 2024	January 2, 2024
Cash and cash equivalents	$18,422	$29,070
Net working capital	$(118,672)	$(116,304)
Current ratio	0.4:1.0	0.4:1.0

Our capital requirements are driven by our fundamental financial objective to improve total shareholder return through a balanced approach of new restaurant expansion plans, enhancements and initiatives focused on existing restaurants and return of capital to our shareholders through our share repurchase program. In addition, we want to maintain a flexible balance sheet to provide the financial resources necessary to manage the risks and uncertainties of conducting our business operations in the restaurant industry. In order to achieve these objectives, we use a combination of operating cash flows, debt, landlord allowances and proceeds from stock option exercises.

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

CASH FLOWS

The following tables set forth, for the periods indicated, our cash flows from operating, investing, and financing activities (in thousands):

	For the Thirty-Nine Weeks Ended
	October 1, 2024	October 3, 2023
Net cash provided by operating activities	$69,842	$73,611
Net cash used in investing activities	(61,028)	(81,964)
Net cash used in financing activities	(19,462)	(4,555)
Net decrease in cash and cash equivalents	$(10,648)	$(12,908)

Operating Cash Flows

Net cash provided by operating activities was $69.8 million during the thirty-nine weeks ended October 1, 2024, representing a $3.8 million decrease from the $73.6 million provided during the thirty-nine weeks ended October 3, 2023. The decrease over prior year is primarily due to the timing of accounts receivable receipts coupled with the timing of accounts payable and accrued expense payments, offset by improved net income.

Investing Cash Flows

Net cash used in investing activities was $61.0 million during the thirty-nine weeks ended October 1, 2024, representing a $20.9 million decrease from the $82.0 million used during the thirty-nine weeks ended October 3, 2023. The decrease over prior year is primarily due to the number of new restaurant openings coupled with the timing of restaurant remodel activity.

The following table provides, for the periods indicated, the components of capital expenditures (in thousands):

	For the Thirty-Nine Weeks Ended
	October 1, 2024	October 3, 2023
New restaurants	$22,889	$34,382
Restaurant maintenance and remodels, and key productivity initiatives	37,335	46,956
Restaurant and corporate systems	804	630
Total capital expenditures	$61,028	$81,968

As of November 4, 2024, we have opened three new restaurants and closed one restaurant this year. We currently anticipate our total capital expenditures for fiscal 2024 to be approximately $75 million. This estimate includes costs to open new restaurants and remodel existing locations and excludes anticipated proceeds from tenant improvement allowances. We expect to fund our net capital expenditures with our current cash balance on hand, cash flows from operations and our line of credit. Our future cash requirements will depend on many factors, including the pace of our expansion, conditions in the retail property development market, construction costs, the nature of the specific sites selected for new restaurants, and the nature of the specific leases and associated tenant improvement allowances available, if any, as negotiated with landlords.

Financing Cash Flows

Net cash used in financing activities was $19.5 million during the thirty-nine weeks ended October 1, 2024, representing a $14.9 million increase from the $4.6 million used during the thirty-nine weeks ended October 3, 2023. The increase over prior year is primarily due to an increase in shares repurchased.

OFF-BALANCE SHEET ARRANGEMENTS

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities (“VIEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of October 1, 2024, we are not involved in any off-balance sheet arrangements.

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

A summary of our other critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2024. During the thirty-nine weeks ended October 1, 2024, there were no significant changes in our critical accounting policies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains “forward-looking” statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Interest Rate Risk

We have a $215 million Credit Facility, of which $66.5 million is currently outstanding and carries interest at a floating rate. We utilize the Credit Facility principally for letters of credit that are required to support our self-insurance programs, to fund a portion of our announced share repurchase program, and for working capital and construction requirements, as needed. We are exposed to interest rate risk through fluctuations in interest rates on our obligations under the Credit Facility. Based on our current outstanding balance, a hypothetical 1% change in the interest rates under our Credit Facility would have an approximate $0.5 million annual impact on our net income.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2024, our disclosure controls and procedures are designed and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 1, 2024, we have cumulatively repurchased shares valued at approximately $506.0 million in accordance with our approved share repurchase plan since its inception in 2014. During the thirty-nine weeks ended October 1, 2024, we repurchased and retired shares valued at approximately $17.1 million. Share repurchases were executed through open market purchases, and future share repurchases may be completed through a combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. In February 2024, our Board of Directors approved an increase in our share repurchase program by $50 million. As a result, we had approximately $44.0 million available under our authorized $550 million share repurchase program as of October 1, 2024.

The following table sets forth information with respect to the repurchase of common shares during the thirty-nine weeks ended October 1, 2024:

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/03/24 - 01/30/24	—	$—	—	$—	$11,055,206
01/31/24 - 02/27/24	—	$—	—	$50,000,000	$61,055,206
02/28/24 - 04/02/24	—	$—	—	$—	$61,055,206
04/03/24 - 04/30/24	—	$—	—	$—	$61,055,206
05/01/24 - 05/28/24	86,960	$34.54	86,960	$—	$58,051,544
05/29/24 - 07/02/24	167,665	$34.78	167,665	$—	$52,220,358
07/03/24 - 07/30/24	—	$—	—	$—	$52,220,358
07/31/24 - 08/27/24	—	$—	—	$—	$52,220,358
08/28/24 - 10/01/24	268,312	$30.74	268,312	$—	$43,971,572
Total	522,937		522,937
(1)
Period information is presented in accordance with our fiscal months during fiscal 2024.

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for fiscal 2017.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 14, 2020.

3.3	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Annual Report on Form 10-K for fiscal 2004.

3.4	Certificate of Amendment of Articles of Incorporation, incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for fiscal 2010.

4.1

Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB‑2A filed with the Securities and Exchange Commission on August 22, 1996 (File No. 3335182‑LA).

10.1

Employment Agreement, dated August 22, 2024, between the Company and C. Bradford Richmond, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2024.

10.2

Employment Agreement, dated August 23, 2024, between the Company and Lyle D. Tick, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2024.

10.3	Amendment No. 1 (Conforming Changes) to Fourth Amended and Restated Credit Agreement dated as of October 29, 2024, among the Company and Bank of America, N.A. and the other lenders identified therein.

31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S RESTAURANTS, INC.
(Registrant)

November 4, 2024	By:	/s/ C. BRADFORD RICHMOND
C. Bradford Richmond
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ THOMAS A. HOUDEK
Thomas A. Houdek
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JACOB J. GUILD
Jacob J. Guild
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)